Form 10-K
period 1993-12-31
DELUXE CORP
filed 1994-03-31
CIK 27996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934.

For the fiscal year ended DECEMBER 31, 1993.
                          -----------------
Commission file number 1-7945.
                       ------

                               DELUXE CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


               MINNESOTA                                    41-0216800
- ---------------------------------------           ------------------------------
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                      Identification No.)


 1080 WEST COUNTY ROAD F, SAINT PAUL, MINNESOTA           55126-8201
- ------------------------------------------------  ------------------------------
     (Address of principal executive offices)             (ZIP Code)

Registrant's telephone number:  (612) 483-7111.

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, PAR VALUE $1.00 PER SHARE           NEW YORK STOCK EXCHANGE
- ---------------------------------------           -----------------------
         (Title of Class)                         (Name of each exchange
                                                    on which registered)

Securities registered pursuant to Section 12(g) of the act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   x   Yes       No
                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]


Aggregate market value of the voting stock held by non-affiliates of the registrant: $2,728,026,633 based on the closing price of the stock on the New York Stock Exchange on March 14, 1994. The number of outstanding shares of the registrant's common stock as of March 14, 1994: 82,518,073.

Documents Incorporated by Reference:
1. Portions of the registrant's 1993 Annual Report to Shareholders (Annual Report) are incorporated in Parts II and IV.

2. Portions of the registrant's proxy statement dated March 28, 1994 (Proxy Statement) are incorporated in Part III.

                               DELUXE CORPORATION

                                     PART I

Item 1. Description of Business

     Deluxe Corporation was incorporated under the laws of Minnesota in 1920 as the successor to a business founded in 1915. Unless the context otherwise requires, the term "Company," as used herein, refers to Deluxe Corporation and its seven wholly owned subsidiaries.

     The seven wholly owned subsidiaries are: Deluxe Data Systems, Inc., a supplier of software and processing services for automated teller machines, point-of-sale systems, automated clearing houses and government benefit transfers; Chex Systems, Inc., a new-account verification business providing services to financial institutions; Electronic Transaction Corporation, a data base business providing check authorization information to retailers; Deluxe U.K. Limited, a manufacturer of short-run computer and business forms in the United Kingdom; PaperDirect, Inc., a direct mail marketer of specialty paper; Nelco, Inc., a supplier of tax forms, tax forms software, and electronic tax filing services ; and Current, Inc., a direct mail marketer of greeting cards, stationery, bank checks and related consumer specialty products.

     The Company has three basic business units: (1) Payment Systems, in which the Company provides check printing, electronic funds transfer, automated terminal machine (ATM) card services and credit reporting services; (2) Business Systems, in which the Company manufactures and supplies computer and business forms, record-keeping systems, and a variety of related office products and services; and (3) Consumer Specialty Products, in which the Company manufactures and distributes, primarily through direct mail, greeting cards, gift wrap, stationery, bank checks, and other products for household use. With the exception of a relatively small volume of business forms and paper sales in the United Kingdom, practically all of the Company's products and services are sold in the United States.

     Reference is made to the information contained in Note 9, Business Segment Information, in the Notes to Consolidated Financial Statements on page 37 in the Company's Annual Report.

PAYMENT SYSTEMS

     The Company's Payment Systems Division prints and sells to banks and other financial institutions and depositors a variety of checks and related banking forms. It directs its efforts to the production and marketing of checks and deposit tickets for personal and business accounts. Several check styles are offered; some are designed for desk or office use; others are designed to be carried in a pocket or purse.

     Substantially all of the Company's checks and related banking forms are imprinted with magnetic ink and are designed to conform with the specifications of the magnetic ink character recognition (MICR) program currently utilized by the U.S. banking system.

     For several years the banking industry and others have been seeking ways to improve the payment system and a variety of alternatives to the bank check as a medium for settling financial transactions have been introduced, including, for example, charge cards, credit cards, debit cards, telephone bill payment, etc. Although such alternative means of settling financial transactions may reduce the demand for checks, the Company is unable to predict the precise extent of application of such alternatives or their effect on its future operations.

     In the case of checks, depositors commonly submit initial orders and reorders to their financial institutions which forward them to one of the Company's printing plants. Completed orders are sent directly by the Company to the depositors, typically on the business day after receipt of the order. The Company's charges are paid by the financial institutions, which in turn usually deduct the amounts from the depositors' accounts.

     Skeleton check forms are lithographed in three of the Company's regional warehouse and distribution centers, principally on high-speed roll-fed presses. From these centers, the forms are distributed to the Company's 48 check production plants, where names, addresses, financial institution name and other information are printed on the documents. The Company's facilities are located in major metropolitan areas throughout the United States.

     The Company has no material backlog of orders. Approximately 96 percent of all check orders received by the Company in 1993 were completed and shipped no later than the first working day after receipt of the order. The approximate number of financial institutions (not including branches as separate entities) to which the Company made gross sales of checks and related banking forms in excess of $100,000 during the year was 1,926. No single institution, including its branches, accounted for more than approximately 2 percent of the Company's 1993 check sales.

     The Company's principal raw materials are safety paper and special MICR bond papers. The Company purchases substantially all of its safety paper from Simpson Paper Company, which finishes and warehouses the paper in its plants in Warwick, New York, and Burlington, Iowa. Most of the Company's special MICR bond papers are obtained from Georgia Pacific Corporation, primarily from its facility in Port Edwards, Wisconsin. The Company has no long-term contract with any of its suppliers and has never experienced a shortage of either safety paper or MICR bond papers. In order to assure adequate sources of supply, the Company is continually experimenting with the use of special MICR bond papers from other suppliers. Other raw materials used by the Company are of a standard composition and are purchased from a number of sources at competitive prices.

     The Company's primary competitors in the sale of bank checks and related banking forms are two other large national printers who specialize in check printing. However, any printer which complies with the American Bankers Association's specifications for MICR printing is a potential competitor. The Company is the largest firm engaged principally in check printing.

     The Company is also a major supplier of electronic funds transfer software and processing services, particularly software and services for automated teller machines, processing of ATM interchange transactions within and between regional shared networks, and electronic benefit transactions. Deluxe provides ATM transaction processing technology and services to six of the 10 largest ATM networks. The Company provides electronic benefit transactions services for the automated payment of aid to dependent children and food stamp benefits in Maryland and New Jersey.

     Competition for the Company's electronic funds transfer software and processing services comes from several large financial institutions and communications companies.

BUSINESS SYSTEMS

     This division directs its primary efforts to the production and marketing of short-run printed computer and business forms and record-keeping systems for small businesses and professional practices. In addition, it is a direct mail marketer of decorated and other specialty papers to users of laser printers and office copiers. Other products and services marketed by the division include tax forms, tax forms software, one-write accounting systems, and electronic tax filing services.

     The division has no material backlog of orders and does not carry significant inventory. Approximately 94 percent of all personalized standard forms orders were completed and shipped no later than the third working day after receipt, and all custom forms were completed and shipped no later than the fifth day after receipt. Orders for specialty papers were typically filled no later than the first day after receipt.

     Business Systems' products are sold primarily through direct mail and check package advertisements. Business Systems' products are produced or inventoried in nine of the Company's plants. Its competition consists of a large number of national and local business forms and office products suppliers and tax filing service providers.

CONSUMER SPECIALTY PRODUCTS

     This division produces and markets greeting cards, gift wrap, miscellaneous stationery and bank checks. In addition, it markets a variety of novelty items for household use, many of which have been created by the division and are sold under its proprietary trademarks. All such products are sold to consumers by means of catalogs and other direct mail advertisements. Many of the division's promotions are based on holidays, and due to the relative size of the year-end holiday season, approximately 40 percent of the division's sales occur in the fourth quarter.

     Consumer Specialty Products are produced in two of the Company's plants. The division's competitors are primarily the national greeting card and stationery printers that market their products through owned and franchised card and gift shops, and a large number of check printers that solicit orders by direct mail.

EMPLOYEES

     Including its subsidiaries, the Company has approximately 17,748 full and part-time employees. It has a number of employee benefit plans, including medical, hospitalization and retirement plans. The Company has never experienced a work stoppage or strike and considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are elected by the board of directors each year. The term of office of each executive officer will expire at the annual meeting of the board after the annual shareholders' meeting on May 9, 1994. The principal occupation of each of the executive officers listed below is with the Company.

                                                                         OFFICER
NAME                         POSITION                      AGE            SINCE
- ----                         --------                      ---           -------

Harold V. Haverty        Chairman, President and Chief      63             1969
                             Executive Officer
Jerry K. Twogood         Executive Vice President           53             1974
Charles M. Osborne       Senior Vice President and
                              Chief Financial Officer       40             1981
Arnold A. Angeloni       Senior Vice President              53             1985
Kenneth J. Chupita       Senior Vice President              52             1981

     Each of the executive officers has held his current position during the past five years.

Item 2. Properties

     The Company conducts production operations in 73 facilities located in 30 states, Puerto Rico, and the United Kingdom aggregating approximately 4,623,000 square feet; in addition, the Payment Systems Division occupies three facilities in Shoreview, Minnesota, aggregating approximately 433,000 square feet, which are devoted to administration, information systems, research and development, the Business Systems Division occupies a 156,000 square foot administration building in Shoreview, Minnesota, and the Consumer Specialty Products Division occupies a 148,000 square foot administration and product design building in Colorado Springs, Colorado. All but four of the production facilities are of one story construction and most were constructed and equipped in accordance with the Company's plans and specifications.

     Over one-half of the Company's total production area has been constructed during the past 20 years. The Company owns 58 of its facilities and leases the remainder for terms expiring from 1994 to 2001. Depending upon the circumstances, when a lease expires, the Company either renews the lease or constructs a new facility to replace the leased facility. All facilities are adequately equipped for the Company's operations.

Item 3. Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of such company's property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to the information contained under the caption "Financial Highlights" on page 1, and "Shareholder Information" on page 40 of the Company's Annual Report.

     Item 6. Selected Financial Data

     Reference is made to the information contained under the caption "Eleven-Year Summary" on pages 22 and 23 in the Company's Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the information contained under the caption "Management's Discussion and Analysis" on pages 24 through 26 in the Company's Annual Report.

Item 8. Financial Statements and Supplementary Data


     Reference is made to the financial statements , notes and independent auditors' report on pages 21 through 39 of the Company's Annual Report and the information contained under the caption "Summarize Quarterly Financial Data" on page 39 in the Company's Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     Directors and Executive Officers of the Registrant, Compliance with Section 16(a) of the Exchange Act, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions.

Reference is made to the Company's Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following financial statements, schedules and independent auditors' report and consent are filed as part of this report:

                                                                      Page in
                                                                   Annual Report
(1)  Financial Statements:
     Consolidated Balance Sheets at December 31, 1993 and 1992 . . . 28 - 29 Consolidated Statements of Income for the three years in the period ended December 31, 1993 . . . . . . . . . . . . . . 30
     Consolidated Statements of Cash Flows for the three years
          in the period ended December 31, 1993. . . . . . . . . . . 31
     Notes to Consolidated Financial Statements. . . . . . . . . . . 32 - 38
     Independent Auditors' Report. . . . . . . . . . . . . . . . . . 39

(2)  Supplemental Financial Information (Unaudited):
     Summarized Quarterly Financial Data . . . . . . . . . . . . . . 39

                                                                    Page in this
                                                                    Form 10-K

(3)  Financial Statement Schedules:
     Independent Auditors' Report on the Financial Statement
          Schedules. . . . . . . . . . . . . . . . . . . . . . . . . F-1
     V -  Property, Plant and Equipment. . . . . . . . . . . . . . . S-1
     VI - Accumulated Depreciation of Property, Plant and Equipment. S-2
     IX - Short-Term Borrowings. . . . . . . . . . . . . . . . . . . S-3
     X -  Supplementary Income Statement Information . . . . . . . . S-4

(4)  Independent Auditors' Consent to the incorporation by reference of its reports in the Company's Registration Statements Nos.
     2-94462, 2-96963, 33-32279 and 33-58510 . . . . . . . . . . . . F-2

     Schedules other than those listed above are not required or are not applicable, or the required information is shown in the financial statements or notes.

(b) The Company did not file a report on Form 8-K during the fourth quarter of 1993.

(c) The following exhibits are filed as part of or are incorporated in this report by reference:

     (3) A - Articles of Incorporation, incorporated by reference to the Company's Form 10-K for the year ended December 31, 1990.
          B - Bylaws, incorporated by reference to the Company's Form 10-K for the year ended December 31, 1990.
     (4) A - Rights Agreement, incorporated by reference to the Company's Form 8-K dated February 17, 1988.
          B - Indenture, incorporated by reference to the Company's Form S-3 dated November 24, 1989.
     (10) A -  Deferred Compensation Plan, incorporated by reference to the
               Company's Form 10-K for the year ended December 31, 1985.
          B -  Supplemental Benefits Plan, incorporated by reference to the
               Company's Form 10-K for the year ended December 31, 1985.
          C -  Stock Option Plan, incorporated by reference to the Company's
               Form 10-K for the year ended December 31, 1989.
     (13)      1993 Annual Report to Shareholders
     (24) Independent Auditors' Consent, incorporated by reference to page F-2 of the Company's Form 10-K for the year ended December 31, 1993.
     (25) Powers of Attorney of officers and directors signing by an attorney-in-fact.
     (28) Proxy Statement, incorporated by reference to the Company's definitive proxy statement dated March 28, 1994.

[Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of the Company's reasonable expenses ($.25 per page) in furnishing such copies.]

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               DELUXE CORPORATION
Date:  March 28, 1994
                                                    By     /s/ Harold V. Haverty
                                                      --------------------------
                                                    Harold V. Haverty
                                                    Chairman, President and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 28, 1994                        By   /s/ Harold V. Haverty
                                             ---------------------------------
                                             Harold V. Haverty for Himself and
Harold V. Haverty, Director and              as Attorney-In-Fact for the Named
     Principal Executive Officer                  Directors and Officers
Eugene R. Olson, Director
Edward W. Asplin, Director
John Schreiner, Director
H. William Lurton, Director
Whitney MacMillan, Director
James J. Renier, Director
Jerry K. Twogood, Director
Barbara B. Grogan, Director
Allen F. Jacobson, Director
Charles M. Osborne, Principal
     Financial Officer and
     Principal Accounting Officer

                          INDEPENDENT AUDITORS' REPORT

Deluxe Corporation:

We have audited the consolidated financial statements of Deluxe Corporation and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 10, 1994; such consolidated financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Deluxe Corporation and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche

Deloitte & Touche


Saint Paul, Minnesota

February 10, 1994

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement
Nos. 2-94462 and 2-96963 on Forms S-8 and Nos. 33-32279 and 33-58510 on
Forms S-3 of our reports dated February 10, 1994 appearing in or incorporated by reference in this Annual Report on Form 10-K of Deluxe Corporation for the year ended December 31, 1993.


/s/ Deloitte & Touche
Deloitte & Touche


Saint Paul, Minnesota

March 28, 1994


                                                                                                                   SCHEDULE V
DELUXE CORPORATION
PROPERTY, PLANT, AND EQUIPMENT
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
(DOLLARS IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------------------------------
          COLUMN A                              COLUMN B       COLUMN C            COLUMN D       COLUMN E           COLUMN F
- -----------------------------------------------------------------------------------------------------------------------------
                                                BALANCE                                         OTHER CHANGES        BALANCE
                                              AT BEGINNING    ADDITIONS                             ADD              AT END
CLASSIFICATION                                  OF YEAR        AT COST            RETIREMENTS    (DEDUCT)            OF YEAR
- -----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:

Land. . . . . . . . . . . . . . . . . . . .  $   25,812      $   4,622          $      (68)     $   2,340          $   32,706
Buildings . . . . . . . . . . . . . . . . .     165,465         18,977                (447)         5,408             189,403
Machinery and Equipment . . . . . . . . . .     455,315         45,675             (19,004)         1,867             483,853
Building and Leasehold Improvements . . . .      69,191          5,565              (2,432)           247              72,571
Construction in Progress. . . . . . . . . .      14,075        (12,729) (A)                            14               1,360
                                             --------------------------------------------------------------------------------

TOTAL . . . . . . . . . . . . . . . . . . .  $  729,858      $  62,110  (B)     $  (21,951)     $   9,876  (C)     $  779,893
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1992:

Land. . . . . . . . . . . . . . . . . . . .  $   25,746      $                  $               $      66          $   25,812
Buildings . . . . . . . . . . . . . . . . .     164,836                                               629             165,465
Machinery and Equipment . . . . . . . . . .     435,935         52,598             (30,360)        (2,858)            455,315
Building and Leasehold Improvements . . . .      60,313          5,547                (907)         4,238              69,191
Construction in Progress. . . . . . . . . .         609         13,466  (A)                                            14,075
                                             --------------------------------------------------------------------------------

TOTAL . . . . . . . . . . . . . . . . . . .  $  687,439      $  71,611  (B)     $  (31,267)     $   2,075  (D)     $  729,858
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1991:

Land. . . . . . . . . . . . . . . . . . . .  $   20,691      $   5,141          $      (87)                        $   25,746
Buildings . . . . . . . . . . . . . . . . .     148,470         16,366                                                164,836
Machinery and Equipment . . . . . . . . . .     412,180         48,605             (24,849)                           435,935
Building and Leasehold Improvements . . . .      52,340          8,055                 (82)                            60,313
Construction in Progress. . . . . . . . . .       6,275         (5,666) (A)                                               609
                                             --------------------------------------------------------------------------------

TOTAL . . . . . . . . . . . . . . . . . . .  $  639,956      $  72,501  (B)     $  (25,018)                        $  687,439
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------


NOTE:     (A)  Represents net change in construction in progress.
          (B)  Difference from cash flow statement represents immaterial non-cash additions to property, plant and equipment
          (C)  Tangible property was added during 1993 as a result of two acquisitions. Additionally, a $7.2 million addition was recorded to reflect the impact of adoption of SFAS No. 109 on assets acquired in 1987 through a purchase business combination.
          (D)  Tangible property was added during 1992 as a result of a small acquisition.

                                                                                                                 SCHEDULE VI
DELUXE CORPORATION
ACCUMULATED DEPRECIATION
OF PROPERTY, PLANT, AND EQUIPMENT
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
(DOLLARS IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------------------------------
               COLUMN A                           COLUMN B         COLUMN C                  COLUMN D                COLUMN E
- -----------------------------------------------------------------------------------------------------------------------------
                                                BALANCE          ADDITIONS              RETIREMENTS                 BALANCE
                                              AT BEGINNING      CHARGED TO               AND OTHER                   AT END
DESCRIPTION                                     OF YEAR       COST AND EXPENSES(A)        CHARGES                   OF YEAR
- -----------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1993:


Buildings . . . . . . . . . . . . . . . . .  $   53,497      $   5,857               $      563               $   59,917
Machinery and Equipment . . . . . . . . . .     258,776         45,502                  (16,291)                 287,987
Building and Leasehold Improvements . . . .      28,568          3,786                   (2,006)                  30,348
                                             --------------------------------------------------------------------------------

TOTAL                                        $  340,841      $  55,145               $  (17,734)              $  378,252
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1992:

Buildings . . . . . . . . . . . . . . . . .  $   47,840      $   5,657                                        $   53,497
Machinery and Equipment . . . . . . . . . .     244,259         45,132               $  (30,615)                 258,776
Building and Leasehold Improvements . . . .      22,136          3,211                    3,221                   28,568
                                             --------------------------------------------------------------------------------

TOTAL                                        $  314,235      $  54,000               $  (27,394)              $  340,841
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1991:

Buildings . . . . . . . . . . . . . . . . .  $   42,498      $   5,342                                        $   47,840
Machinery and Equipment . . . . . . . . . .     222,103         44,996               $  (22,840)                 244,259
Building and Leasehold Improvements . . . .      19,264          2,890                      (18)                  22,136
                                             --------------------------------------------------------------------------------

TOTAL                                        $  283,865      $  53,228               $  (22,858)              $  314,235
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------


     (A)  Buildings with 40-year lives and machinery and equipment with lives of five to 11 years are generally depreciated using accelerated methods. Buildings and leasehold improvements are depreciated on a straight line basis over the estimated useful life of the property or the life of the lease, whichever is shorter.



                                                                                                                  SCHEDULE IX
DELUXE CORPORATION
SHORT-TERM BORROWINGS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
(DOLLARS IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------------------------------------
          COLUMN A                           COLUMN B     COLUMN C           COLUMN D           COLUMN E           COLUMN F
- -----------------------------------------------------------------------------------------------------------------------------------
                                             BALANCE                      MAXIMUM AMOUNT     WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                             AT END    WEIGHTED AVERAGE     OUTSTANDING     AMOUNT OUTSTANDING    INTEREST RATE
DESCRIPTION(A)                              OF PERIOD   INTEREST RATE    DURING THE PERIOD  DURING THE PERIOD   DURING THE PERIOD(B)
- -----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1992:
AMOUNT PAYABLE TO                       $       -0-         N/A            $  184,000          $  64,044                8.66%

FINANCIAL INSTITUTIONS

FOR BORROWINGS


NOTE:     (A)  Short-term borrowings consisted of margin financing for short-term investments during the third and fourth quarters of 1992. There were no short-term borrowings during 1993 or 1991.
          (B)  The weighted average interest rate during the period represents the average of interest rates for each borrowing weighted for the amounts of the respective borrowings.




                                                                                                                   SCHEDULE X

DELUXE CORPORATION
SUPPLEMENTARY INCOME STATEMENT INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
(DOLLARS IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------------------------------------
COLUMN A                                                                                                    COLUMN B
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 CHARGED TO COSTS AND EXPENSES


                                                                                               1993           1992           1991
                                                                                          -----------------------------------------
Maintenance and Repairs                                                                    $  26,942      $  27,339      $  27,984

Amortization of Intangible Assets                                                          $  17,175      $  12,615      $  22,748

All items of supplementary income statement information other than those shown above are less than one percent of net sales as shown in the consolidated statements of income.

Certain prior year amounts have been restated to conform to the 1993 presentation.

                                                                 S-4