Form 10-K/A
period 1993-12-31
DELUXE CORP
filed 1994-04-04
CIK 27996

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-K/A

                    AMENDMENT TO APPLICATION OR REPORT

FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                      Date of Report:  April 4, 1994


                            DELUXE CORPORATION
- -------------------------------------------------------------------------------

Minnesota                         1-7945                        41-0216800
- -------------------------------------------------------------------------------
(State of other jurisdiction      (Commission              (I.R.S. Employer
      of incorporation)           File Number)           Identification Number)


1080 West County Road F, Saint Paul, Minnesota                        55126
- -------------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (612) 483-7111


The undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1993 by adding Exhibit 25, Power of Attorney, which was inadvertently omitted from its March 31, 1994 filing.