Form 10-Q
period 1994-03-31
DELUXE CORP
filed 1994-05-16
CIK 27996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended       March 31, 1994
                          -----------------------------------------------------
                                       or

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the transition period from                 to
                              ----------------    -----------------------------



Commission file number:           1-7945
                       --------------------------------------------------------




                                        DELUXE CORPORATION
- - -------------------------------------------------------------------------------
                        (Exact name of registrant as specified in its charter)


      MINNESOTA                                              41-0216800
- - -------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

1080 West County Road "F", St. Paul, Minnesota                       55126-8201
- - -------------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip code)

                                           (612)483-7111
- - -------------------------------------------------------------------------------
                       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes X   No
                                                              ---   ----

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at May 2, 1994 was 82,389,388.

                                                    PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                 DELUXE CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                     ---------------------------
                                                       (Dollars in Thousands)


                                                                       (Unaudited)     December 31,
                                                                      March 31, 1994       1993
                                                                      -----------------------------
CURRENT ASSETS
     Cash and cash equivalents                                             $114,298          $114,103
     Marketable securities                                                   72,679           107,705
     Trade accounts receivable                                              118,236           123,119
     Inventories:
          Raw material                                                       21,450            18,260
          Semi-finished goods                                                23,310            21,155
          Finished goods                                                     28,630            29,989
     Supplies                                                                16,350            15,915
     Deferred advertising                                                    28,569            26,080
     Deferred income taxes                                                   28,279            28,914
     Prepaid expenses and other current assets                               37,133            37,123
                                                                      -------------------------------
     Total current assets                                                   488,934           522,363
                                                                      -------------------------------
LONG-TERM INVESTMENTS                                                        38,010            34,815
                                                                      -------------------------------
PROPERTY, PLANT AND EQUIPMENT
     Land                                                                    31,807            32,706
     Buildings and improvements                                             259,279           261,974
     Machinery and equipment                                                495,767           483,853
     Construction in progress                                                 2,652             1,360
                                                                      -------------------------------
          Total                                                             789,505           779,893
     Less accumulated depreciation                                          386,024           378,252
                                                                      -------------------------------
          Property, plant and equipment - net                               403,481           401,641
                                                                      -------------------------------
INTANGIBLES
     Cost in excess of net assets acquired - net                            243,768           246,104
     Other intangible assets - net                                           45,889            47,071
                                                                      -------------------------------
          Total intangibles                                                 289,657           293,175
                                                                      -------------------------------
            TOTAL ASSETS                                                 $1,220,082        $1,251,994
                                                                      ===============================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                       $51,134           $50,424
     Accrued liabilities:
          Wages, including vacation pay                                      53,175            45,584
          Employee profit sharing and pension                                19,855            59,560
          Restructuring costs                                                22,972            35,489
          Accrued rebates                                                    28,440            26,473
          Income taxes                                                       25,235             3,847
          Other                                                              55,212            69,527
     Long-term debt due within one year                                       6,905             6,967
                                                                      -------------------------------
          Total current liabilities                                         262,928           297,871
                                                                      -------------------------------
LONG-TERM DEBT                                                              110,093           110,755
                                                                      -------------------------------
DEFERRED INVESTMENT CREDIT                                                    1,091             1,224
                                                                      -------------------------------
DEFERRED INCOME TAXES                                                        40,320            40,895
                                                                      -------------------------------
SHAREHOLDERS' EQUITY
     Common shares - $1 par value (authorized 500,000,000 shares;            82,466            82,549
       issued: 82,466,167)
     Additional paid in capital                                                                   341
     Retained earnings                                                      725,149           719,046
     Cumulative translation adjustment                                         (631)             (687)
     Net unrealized change - marketable securities                           (1,334)

                                                                      -------------------------------
          Total shareholders' equity                                         805,650          801,249
                                                                      -------------------------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,220,082       $1,251,994
                                                                      ===============================

See Notes to Consolidated Financial Statements              2





                                                  CONSOLIDATED STATEMENTS OF INCOME
                                         For the Three Months Ended March 31, 1994 and 1993
                                           (Dollars in Thousands Except per Share Amounts)
                                                             (Unaudited)

                                                                             1994          1993
                                                                      -----------------------------
NET SALES                                                                   $429,988       $405,747
                                                                      -----------------------------
OPERATING EXPENSES
     Cost of sales                                                           196,674        185,876
     Selling, general, and administrative                                    148,466        117,678
     Employee profit sharing and pension                                      14,846         15,569
     Employee bonus and stock purchase discount                                6,164          6,705
                                                                      -----------------------------
          Total                                                              366,150        325,828
                                                                      -----------------------------
INCOME FROM OPERATIONS                                                        63,838         79,919




OTHER INCOME (EXPENSE)
     Investment and other income                                               4,726          4,250
     Interest expense                                                         (3,778)        (2,449)
                                                                      -----------------------------
INCOME BEFORE INCOME TAXES                                                    64,786         81,720
                                                                      -----------------------------
PROVISION FOR INCOME TAXES
     Federal income tax                                                       22,503         24,633
     State income taxes                                                        4,242          5,296
                                                                      -----------------------------
          Total                                                               26,745         29,929
                                                                      -----------------------------

NET INCOME                                                                   $38,041        $51,791
                                                                      =============================

AVERAGE COMMON SHARES OUTSTANDING                                         82,541,814     83,520,388

NET INCOME PER COMMON SHARE (Note 2)                                            $.46           $.62

CASH DIVIDENDS PER COMMON SHARE                                                 $.36           $.35

See Notes to Consolidated Financial Statements

                                                 DELUXE CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Three Months Ended March 31, 1994 and 1993
                                                       (Dollars in Thousands)
                                                             (Unaudited)

                                                                          1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $38,041        $51,791
     Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                             14,133         13,488
     Amortization of intangibles                                               5,778          3,626
     Stock purchase discount                                                   2,084          2,103
     Deferred income taxes and investment credit                                 (74)          (227)
     Changes in assets and liabilities:
          Trade accounts receivable                                            4,883          3,945
          Inventories                                                         (3,986)         1,828
          Accounts payable                                                       710         (5,613)
          Restructuring costs                                                (12,517)
          Other assets and liabilities                                       (10,080)        (3,349)
                                                                      ------------------------------
     Net cash provided by operating activities                                38,972         67,592
                                                                      ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of marketable securities with maturities
       of more than 3 months                                                  (9,867)       (50,818)
     Proceeds from sales of marketable securities with
       maturities of more than 3 months                                       23,501         44,157
     Net change in marketable securities with maturities
       of 3 months or less                                                    20,000         (8,200)
     Purchases of property, plant, and equipment                             (20,104)       (20,513)
     Other                                                                   (17,102)        (2,648)
                                                                      ------------------------------
       Net cash used in investing activities                                  (3,572)       (38,022)
                                                                      ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                                 (756)        (1,949)
     Payments to retire common stock                                         (11,017)       (41,148)
     Proceeds from issuing stock under employee plans                          6,358          8,038
     Cash dividends paid to shareholders                                     (29,790)       (29,322)
                                                                      ------------------------------
          Net cash used in financing activities                              (35,205)       (64,381)
                                                                      ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             195        (34,811)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             114,103        275,172
                                                                      ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $114,298       $240,361

                                                                      =============================

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 1994, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2. Net income per common share is based on the average number of common shares outstanding during each period. The Company purchases outstanding shares for reissuance under its employees' stock purchase and stock option plans and for other corporate purposes. It has authorization to continue such purchases, provided the number of outstanding shares is not reduced below 75,000,000 shares.

3. Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As a result, the carrying value of the Company's marketable securities was reduced to reflect market value. The Company classifies all marketable securities as available for sale. Accordingly, the reduction of $1,334,000 as of March 31, 1994 is recorded as a component of shareholders' equity.

4. Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits." SFAS 112 requires the Company to accrue the estimated cost of post employment benefit payments during the years in which employees provide services. The adoption of SFAS 112 did not have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO THREE MONTHS ENDED MARCH 31, 1993

Net sales were $430.0 million for the first quarter of 1994, up 6.0% over the first quarter of 1993, when sales were $405.7 million. The first quarter Payments Systems segment's revenue decreased 5.4% from first quarter 1993 reflecting a 4% decline in check-orders from financial institutions (FIs) and continued price competition in the FI market. The decline in revenue from financial institution check printing was partially offset by an 18.0% increase in revenue from the Company's electronic payment systems subsidiaries.


Deluxe's Business Systems segment posted a 40.3% increase in revenue in the first quarter of 1994 over first quarter 1993 primarily due to the contribution of PaperDirect, Inc., which the Company acquired in the third quarter of 1993. Revenue for the Consumer Specialty Products segment increased 21.8% as a result of Current's strong sales in its social expressions and direct mail check printing product lines.

Selling, general and administrative expenses increased $30.8 million or 26.2% in first quarter 1994 over first quarter 1993. The Business Systems segment's expenses increased approximately $14.5 million primarily due to the acquisition of Paper Direct, Inc. Also, the Consumer Specialty Products segment increased spending on advertising by approximately $8.5 million. Net income was $38.0 million in the first quarter of 1994, or 8.9% of sales, compared to $51.8 million in 1993 or 12.8% of sales.

The Company's effective tax rate for first quarter 1994 increased to 41.3% compared to 36.6% in first quarter 1993. The increase was the result of changes in the federal tax laws (including an increase in the statutory tax rate to 35% in August 1993), an increase in the Company's non deductible amortization of intangibles related to acquisitions and the adoption of SFAS 109 during the first quarter of 1993, which reduced the provision for income taxes for that quarter.


FINANCIAL CONDITION - LIQUIDITY

Cash provided by operations was $39.0 million for the first quarter of 1994, compared with $67.6 million one year ago. This represents the Company's primary source of working capital for financing capital expenditures, acquisitions, and paying cash dividends. The decline in 1994 is primarily the result of lower net income and cash payments related to the 1993 restructuring of the Company's financial institution check printing operations. The Company's working capital on March 31, 1994 was $226.0 million, compared to $224.5 million, on December 31, 1993. The current ratio was 1.9 to 1 on March 31, 1994 and 1.8 to 1 on December 31, 1993.


FINANCIAL CONDITION - CAPITAL RESOURCES

Purchases of property, plant, and equipment totaled $20.1 million for the first quarter of 1994, compared to $20.5 million one year ago. The Company anticipates total capital expenditures of approximately $75 million in 1994 for new electronic payment system investments and further enhancements to printing capabilities.

In February 1991, the Company issued $100 million in notes payable under its 1989 registration of $150 million in debt securities. In addition, the Company has unsecured bank lines of credit of $35 million should current cash resources and cash provided by operations prove to be inadequate.


Cash dividends totaled $29.8 million in the first quarter of 1994 compared to $29.3 million in the first quarter of 1993.

                           PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)       None

     (b) The Company did not, and was not required to, file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DELUXE CORPORATION
                                      ------------------
                                         (Registrant)


Date    May 15, 1994                         /s/ H. V. Haverty
    ---------------------------------        ----------------------------------
                                             H. V. Haverty, Chairman, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)

Date    May 15, 1994                         /s/ C. M. Osborne
    ---------------------------------        ----------------------------------
                                             C.M. Osborne, Senior Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)































                                       (8)