Form 10-Q
period 1994-06-30
DELUXE CORP
filed 1994-08-15
CIK 27996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended         June 30, 1994
                           --------------------------------------------
                                                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -----------

Commission file number:            1-7945
                        ---------------------------------

                                    DELUXE CORPORATION
- - ----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

           MINNESOTA                                41-0216800
- - ----------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

1080 West County Road "F", St. Paul, Minnesota                 55126-8201
- - ----------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip code)

                                    (612) 483-7111
- - -------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X       No
                         ---------    ---------

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 1, 1994 was 82,551,699.

                        PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)


                                                                                         June 30, 1994  December 31,
                                                                                          (Unaudited)      1993
                                                                                         -------------  ------------
CURRENT ASSETS
   Cash and cash equivalents                                                                   $39,779     $114,103
   Marketable securities                                                                        66,421      107,705
   Trade accounts receivable                                                                   132,223      123,119
   Inventories:


       Raw material                                                                             22,132       18,260
       Semi-finished goods                                                                      24,157       21,155
       Finished goods                                                                           36,275       29,989
   Supplies                                                                                     15,614       15,915
   Deferred advertising                                                                         15,851       26,080
   Deferred income taxes                                                                        29,633       28,914
   Prepaid expenses and other current assets                                                    50,828       37,123
                                                                                            ----------   ----------
   Total current assets                                                                        432,913      522,363
                                                                                            ----------   ----------
LONG-TERM INVESTMENTS                                                                           40,674       34,815
                                                                                            ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                         30,706       32,706
   Buildings and improvements                                                                  259,945      261,974
   Machinery and equipment                                                                     513,468      483,853
   Construction in progress                                                                      2,289        1,360
                                                                                            ----------   ----------
       Total                                                                                   806,408      779,893
   Less accumulated depreciation                                                               393,095      378,252
                                                                                            ----------   ----------
       Property, plant, and equipment - net                                                    413,313      401,641
                                                                                            ----------   ----------
INTANGIBLES
   Cost in excess of net assets acquired - net                                                 275,533      246,104
   Other intangible assets - net                                                                46,038       47,071
                                                                                            ----------   ----------
       Total intangibles                                                                       321,571      293,175
                                                                                            ----------   ----------
           TOTAL ASSETS                                                                      1,208,471   $1,251,994
                                                                                            ----------   ----------
                                                                                            ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                            $53,330      $50,424
   Accrued liabilities:
       Wages, including vacation pay                                                            59,314       45,584
       Employee profit sharing and pension                                                      32,361       59,560
       Restructuring costs                                                                      17,871       35,489
       Accrued rebates                                                                          29,900       26,473
       Income taxes                                                                                           3,847
       Other                                                                                    54,873       69,527
   Long-term debt due within one year                                                            7,387        6,967
                                                                                            ----------   ----------
       Total current liabilities                                                               255,036      297,871
                                                                                            ----------   ----------
LONG-TERM DEBT                                                                                 110,187      110,755
                                                                                            ----------   ----------
DEFERRED INVESTMENT CREDIT                                                                         958        1,224
                                                                                            ----------   ----------
DEFERRED INCOME TAXES                                                                           40,209       40,895
                                                                                            ----------   ----------
SHAREHOLDERS' EQUITY
   Common shares - $1 par value (authorized 500,000,000 shares; issued:  82,360,810)            82,361       82,549
   Additional paid in capital                                                                                   341
   Retained earnings                                                                           721,690      719,046
   Cumulative translation adjustment                                                              (213)        (687)
   Net unrealized change - marketable securities                                                (1,757)
                                                                                            ----------   ----------
       Total shareholders' equity                                                              802,081      801,249
                                                                                            ----------   ----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        1,208,471   $1,251,994
                                                                                            ----------   ----------
                                                                                            ----------   ----------

See Notes to Consolidated Financial Statements

                         DELUXE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands Except per Share Amounts)
                                  (Unaudited)


                                                                     QUARTER ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                                --------------------------         ---------------------------
                                                                      1994           1993                1994           1993
                                                                     ------         ------              ------         ------
NET SALES                                                          $412,344       $362,868            $842,332       $768,616
                                                                   --------       --------            --------       --------

OPERATING EXPENSES
   Cost of sales                                                    189,225        168,908             385,899        354,785
   Selling, general, and administrative                             148,867        108,810             297,333        226,490
   Employee profit sharing and pension                               15,597         15,468              30,443         31,037
   Employee bonus and stock purchase discount                         6,506          5,912              12,670         12,616
   Restructuring Charge                                                             60,000                             60,000
                                                                   --------       --------            --------       --------
        Total                                                       360,195        359,098             726,345        684,928
                                                                   --------       --------            --------       --------
INCOME FROM OPERATIONS                                               52,149          3,770             115,987         83,688


OTHER INCOME (EXPENSE)
   Investment and other income                                          943          3,690               5,669          7,941
   Interest expense                                                  (2,522)        (2,435)             (6,300)        (4,884)
                                                                   --------       --------            --------       --------
INCOME BEFORE INCOME TAXES                                           50,570          5,025             115,356         86,745
                                                                   --------       --------            --------       --------

PROVISION FOR INCOME TAXES
   Federal income tax                                                17,373          2,472              39,876         27,105
   State income taxes                                                 3,641            307               7,883          5,602
                                                                   --------       --------            --------       --------
        Total                                                        21,014          2,779              47,759         32,707
                                                                   --------       --------            --------       --------

NET INCOME                                                          $29,556         $2,246             $67,597        $54,038
                                                                   --------       --------            --------       --------
                                                                   --------       --------            --------       --------

AVERAGE COMMON SHARES OUTSTANDING                                82,324,840     82,984,424          82,428,636     83,274,796
NET INCOME PER COMMON SHARE                                          $  .36         $  .03              $  .82        $  . 65
CASH DIVIDENDS PER COMMON SHARE                                      $  .36         $  .35              $  .72         $  .70


See Notes to Consolidated Financial Statements

                      DELUXE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1994 and 1993
                           (Dollars in Thousands)
                                (Unaudited)



                                                                                                  1994             1993
                                                                                                ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                  $67,597          $54,038
   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation                                                                                 28,603           27,174
   Amortization of intangibles                                                                  12,350            7,478
   Stock purchase discount                                                                       4,175            4,236
   Deferred income taxes and investment credit                                                    (167)         (22,333)
   Changes in assets and liabilities:
     Trade accounts receivable                                                                  (6,155)              19
     Inventories                                                                               (12,336)          (3,554)
     Accounts payable                                                                            1,578           (3,372)
     Restructuring costs                                                                       (17,618)          58,293
     Other assets and liabilities                                                              (17,144)         (21,393)
                                                                                               -------         --------
      Net cash provided by operating activities                                                 60,883          100,586
                                                                                               -------         --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of marketable securities with maturities of more than 3 months                    (13,115)        (112,810)
   Proceeds from sales of marketable securities with maturities of more than 3 months           32,501           88,482
   Net change in marketable securities with maturities of  3 months or less                     20,000          (16,100)
   Purchases of property, plant, and equipment                                                 (47,646)         (39,043)
   Payments for acquistions, net of cash acquired                                              (36,993)
   Other                                                                                       (18,411)          (4,872)
                                                                                               -------         --------
      Net cash used in investing activities                                                    (63,664)         (84,343)
                                                                                               -------         --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                                                   (1,691)          (7,616)
   Payments to retire common stock                                                             (23,047)         (70,985)
   Proceeds from issuing stock under employee plans                                             12,646           15,279
   Cash dividends paid to shareholders                                                         (59,451)         (58,454)
                                                                                               -------         --------
      Net cash used in financing activities                                                    (71,543)        (121,776)
                                                                                               -------         --------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                                                     (74,324)        (105,533)
                                                                                               -------         --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               114,103          275,172
                                                                                               -------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $39,779         $169,639
                                                                                               -------         --------
                                                                                               -------         --------



See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 1994, the related consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993 and the consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

   The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2. Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As a result, the carrying value of the Company's marketable
securities was reduced to reflect market value.   The Company classifies all
marketable securities as available for sale.   Accordingly, the reduction of
$1,757,000 as of June 30, 1994 is recorded as a component of shareholders' equity.

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

4. During the second quarter of 1994, the Company acquired all of the outstanding stock of National Revenue Corporation, which is included in the Electronic Payment Systems Division, and T-Maker, Inc., which is included in the Business Systems Division, for a combined total of $37 million. The Company recorded these acquisitions under the purchase method of accounting. These acquisitions did not have a material proforma impact on operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO SIX MONTHS ENDED JUNE 30, 1993

Net sales were $842.3 million for the first six months of 1994, up 9.6% over the first six months of 1993, when sales were $768.6 million. The Payment Systems segment revenue for the first six months of 1994 decreased 2.8% from the first six months of 1993. A decline in revenue due to a slight decline in check printing orders from financial institutions (FIs) and continued price competition in the FI market was offset by a 23.8% increase in revenue from the Company's electronic payment systems subsidiaries.

Deluxe's Business Systems segment posted a 51.6% increase in revenue for the first six months of 1994 over the first six months of 1993 primarily due to the contribution of PaperDirect, Inc., which the Company acquired in the third quarter of 1993, and the growth of the Company's Canadian and United Kingdom operations. Revenue for the Consumer Specialty Products segment increased 29.6% as a result of Current's strong sales in its social expressions and direct mail check printing product lines.

Selling, general and administrative expenses increased $70.8 million or 31.3% for the first six months of 1994 over the first six months of 1993. The Business Systems segment's expenses increased approximately $37.9 million primarily due to the acquisition of PaperDirect, Inc. Also, the Consumer Specialty Products segment increased its selling expense by approximately $19.5 million, primarily due to increased advertising. Net income was $67.6 million for the first six months of 1994, or 8.0% of sales, compared to $54.0 million for the first six months of 1993 or 7.0% of sales. 1993 net income includes a one-time, pretax charge of $60 million for costs related to the restructuring of the Check Printing division taken in the second quarter of 1993.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THREE MONTHS ENDED JUNE 30, 1993

Net sales were $412.3 million for the second quarter of 1994, up 13.6% over the second quarter of 1993, when sales were $362.9 million. The second quarter Payment Systems segment's revenue was approximately the same as the second quarter of 1993. A decline in revenue from financial institutions (FIs) due to continued price competition in the FI market was offset by a 29.1% increase in revenue from the Company's electronic payment systems subsidiaries.

Deluxe's Business Systems segment posted a 65.1% increase in revenue in the second quarter of 1994 over second quarter 1993 primarily due to the contribution of PaperDirect, Inc., which the Company acquired in the third quarter of 1993, and the growth of the Company's Canadian and United Kingdom operations. Revenue for the Consumer Specialty Products segment increased 42.4% as a result of Current's strong sales in its social expressions and direct mail check printing product lines.

Selling, general and administrative expenses increased $40.1 million or 36.8% in second quarter 1994 over second quarter 1993. The Business Systems segment's expenses increased approximately $21.8 million primarily due to the acquisition of PaperDirect, Inc. Also, the Consumer Specialty Products segment increased its selling expense by approximately $9.5 million, primarily due to increased advertising. Net income was $29.6 million in the second quarter of 1994, or 7.2% of sales, compared to $2.2 million in 1993 or 0.6% of sales. Second quarter 1993 net income includes a one-time, pretax charge of $60 million for costs related to the restructuring of the Check Printing division.

FINANCIAL CONDITION - LIQUIDITY

Cash provided by operations was $60.9 million for the first six months of 1994, compared with $100.6 million for the first six months of 1993. This represents the Company's primary source of working capital for financing capital expenditures, acquisitions, and paying cash dividends. The decline in 1994 is primarily the result of cash payments related to the 1993 restructuring of the Company's financial institution check printing operations. The Company's working capital on June 30, 1994 was $177.9 million, compared to $224.5 million on December 31, 1993. The decrease in 1994 is primarily the result of the
acquisitions of National Revenue Corporation and T-Maker, Inc..   The current
ratio was 1.7 to 1 on June 30, 1994 and 1.8 to 1 on December 31, 1993.

Financial Condition - Capital Resources


Purchases of property, plant, and equipment totaled $47.6 million for the first six months of 1994, compared to $39.0 million one year ago. The Company anticipates total capital expenditures of approximately $85 million in 1994 for new electronic payment system investments, further enhancements to printing capabilities, and additional production facilities for the manufacturing of its new water-washable ink, Printwise.

In February 1991, the Company issued $100 million in notes payable under its 1989 registration of $150 million in debt securities. The Company also has available unsecured bank lines of credit of $55 million should current cash resources and cash provided by operations prove to be inadequate. The Company may incur additional borrowings during the remainder of the year to finance acquisitions.

Cash dividends totaled $59.5 million for the first six months of 1994 compared to $58.5 million for the first six months of 1993.

PART II.    OTHER INFORMATION


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual shareholders' meeting on May 10, 1994:
        72,929,858 shares were represented (88.38% of the 82,518,073 shares outstanding).

1.         Election of Directors:

           The nominees listed in the proxy statement were: Haverty, Olson, Asplin, Schreiner, Twogood, MacMillan, Renier, Grogan and Jacobson. The results were as follows:

           For all nominees:                71,776,615
           Withheld as to all
              nominees:                        931,288
           Withheld as to fewer
              than all nominees:               221,955

2.         Approval of employee stock purchase plan:

           For:                             63,316,099
           Against:                          4,645,156
           Abstain:                            526,393
           Broker Non-Vote:                  4,442,210

3.         Approval of stock incentive plan:

           For:                             58,305,807
           Against:                          9,227,955
           Abstain:                            953,886
           Broker Non-Vote:                  4,442,210

4.         Approval of performance share plan:

           For:                             60,225,750
           Against:                          7,248,900
           Abstain:                          1,012,998
           Broker Non-Vote:                  4,442,210

5.         Approval of annual incentive plan:

           For:                             66,253,089
           Against:                          5,683,558
           Abstain:                            993,211
           Broker Non-Vote:                          0

6. Ratification of appointment of Deloitte & Touche as independent auditors:

           For:                             72,264,884
           Against:                            212,159
           Abstain:                            452,815
           Broker Non-Vote:                          0

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

                                         DELUXE CORPORATION
                                             (Registrant)


Date         August 11, 1994         /s/   H. V. Haverty
      ----------------------         ----------------------------------------
                                     H. V. Haverty, Chairman, President
                                     and Chief Executive Officer
                                     (Principal Executive Officer)


Date         August 11, 1994         /s/   C. M. Osborne
      ----------------------         -----------------------------------------
                                     C. M. Osborne, Senior Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)