Form 10-Q
period 1994-09-30
DELUXE CORP
filed 1994-11-15
CIK 27996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended                    September 30, 1994
                           -----------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    --------------------

Commission file number:            1-7945
                        --------------------------------------------------------


                               DELUXE CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                     41-0216800
- - --------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

1080 West County Road "F", St. Paul, Minnesota                     55126-8201
- - --------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip code)

                                 (612) 483-7111
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X       No
                         ------       ------
The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 1, 1994 was 82,586,882.

ITEM I.  FINANCIAL STATEMENTS

                        PART I.    FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                                                                                   September 31, 1994    December 31,
                                                                                      (Unaudited)            1993
                                                                                   ------------------    ------------
 CURRENT ASSETS
   Cash and cash equivalents                                                             $40,337           $114,103
   Marketable securities                                                                  55,619            107,705
   Trade accounts receivable                                                             138,908            123,119
   Inventories:
      Raw material                                                                        23,608             18,260
      Semi-finished goods                                                                 27,886             21,155
      Finished goods                                                                      39,873             29,989
   Supplies                                                                               18,396             15,915
   Deferred advertising                                                                   14,795             26,080
   Deferred income taxes                                                                  29,633             28,914
   Prepaid expenses and other current assets                                              56,916             37,123
                                                                                      ----------         ----------
      Total current assets                                                               445,971            522,363
LONG-TERM INVESTMENTS                                                                     43,439             34,815
                                                                                      ----------         ----------
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                   31,035             32,706
   Buildings and improvements                                                            270,223            261,974
   Machinery and equipment                                                               523,623            483,853
   Construction in progress                                                                3,955              1,360
                                                                                      ----------         ----------
      Total                                                                              828,836            779,893
   Less accumulated depreciation                                                         401,954            378,252
                                                                                      ----------         ----------
      Property, plant, and equipment - net                                               426,882            401,641
                                                                                      ----------         ----------
INTANGIBLES
   Cost in excess of net assets acquired - net                                           285,794            246,104
   Other intangible assets - net                                                          45,522             47,071
                                                                                      ----------         ----------
      Total intangibles                                                                  331,316            293,175
                                                                                      ----------         ----------
        TOTAL ASSETS                                                                  $1,247,608         $1,251,994
                                                                                      ----------         ----------
                                                                                      ----------         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                      $61,281            $50,424
   Accrued liabilities:
      Wages, including vacation pay                                                       57,668             45,584
      Employee profit sharing and pension                                                 44,072             59,560
      Restructuring costs                                                                  6,166             35,489
      Accrued rebates                                                                     29,414             26,473
      Income taxes                                                                         8,298              3,847
      Other                                                                               60,070             69,527
   Short term debt                                                                        18,000
   Long-term debt due within one year                                                      7,409              6,967
                                                                                      ----------         ----------
      Total current liabilities                                                          292,378            297,871
                                                                                      ----------         ----------
LONG-TERM DEBT                                                                           110,823            110,755
                                                                                      ----------         ----------
DEFERRED INCOME TAXES                                                                     40,298             42,119
                                                                                      ----------         ----------
SHAREHOLDERS' EQUITY
   Common shares - $1 par value (authorized 500,000,000 shares;
    issued: 82,319,595)                                                                   82,320             82,549
   Additional paid in capital                                                                                   341
   Retained earnings                                                                     722,716            719,046
   Cumulative translation adjustment                                                         695               (687)
   Unearned compensation                                                                    (165)
   Net unrealized change - marketable securities                                          (1,457)
                                                                                      ----------         ----------
      Total shareholders' equity                                                        $804,109           $801,249
                                                                                      ----------         ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $1,247,608         $1,251,994
                                                                                      ----------         ----------
                                                                                      ----------         ----------




See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except per Share Amounts)
                                   (Unaudited)


                                                          QUARTER ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30
                                                          ---------------------------                ------------------------------
                                                                1994           1993                          1994           1993
                                                            ----------     ----------                    ----------     ----------
NET SALES                                                     $426,654       $371,974                    $1,268,986     $1,140,590
                                                            ----------     ----------                    ----------     ----------
OPERATING EXPENSES
   Cost of sales                                               195,914        173,376                       581,813        528,160
   Selling, general, and administrative                        160,601        116,148                       457,935        342,638
   Employee profit sharing and pension                          15,383         14,660                        45,826         45,697
   Employee bonus and stock purchase discount                    4,946          3,671                        17,615         16,287
   Restructuring (credit) charge                               (10,000)                                     (10,000)        60,000
                                                            ----------     ----------                    ----------     ----------
       Total                                                   366,844        307,855                     1,093,189        992,782
                                                            ----------     ----------                    ----------     ----------
INCOME FROM OPERATIONS                                          59,810         64,119                       175,797        147,808

OTHER INCOME (EXPENSE)
   Investment and other income                                   1,593          2,796                         7,261         10,737
   Interest expense                                             (2,592)        (2,710)                       (8,891)        (7,594)
                                                            ----------     ----------                    ----------     ----------
INCOME BEFORE INCOME TAXES                                      58,811         64,205                       174,167        150,951
                                                            ----------                                   ----------     ----------
PROVISION FOR INCOME TAXES
   Federal income tax                                           22,160         23,197                        62,037         50,303
   State income taxes                                            3,376          4,012                        11,257          9,614
                                                            ----------     ----------                    ----------     ----------
       Total                                                    25,536         27,209                        73,294         59,917
                                                            ----------     ----------                    ----------     ----------

NET INCOME                                                     $33,275        $36,996                      $100,873        $91,034
                                                            ----------     ----------                    ----------     ----------
                                                            ----------     ----------                    ----------     ----------

AVERAGE COMMON SHARES OUTSTANDING                           82,332,373     82,568,717                    82,396,913     83,061,450
NET INCOME PER COMMON SHARE                                      $ .40         $  .45                       $  1.22        $  1.10
CASH DIVIDENDS PER COMMON SHARE                                  $ .37         $  .36                       $  1.09        $  1.06


See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1994 and 1993
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                                        1994           1993
                                                                                                    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                         $100,873        $91,034
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                         43,717         41,001
   Amortization of intangibles                                                                          19,551         11,323
   Stock purchase discount                                                                               6,274          6,407
   Deferred income taxes and investment credit                                                          (1,036)       (21,431)
   Changes in assets and liabilities:
       Trade accounts receivable                                                                       (10,337)        (4,219)
       Inventories                                                                                     (21,139)       (10,166)
       Accounts payable                                                                                  8,531             35
       Restructuring costs                                                                             (29,323)        52,923
       Other assets and liabilities                                                                     (4,229)       (16,675)
                                                                                                    ----------     ----------
         Net cash provided by operating activities                                                     112,882        150,232
                                                                                                    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of marketable securities with maturities of more than 3 months                            (13,115)      (116,832)
   Proceeds from sales of marketable securities with maturities of more than 3 months                   43,500        125,294
   Net change in marketable securities with maturities of 3 months or less                              20,000         (6,100)
   Purchases of property, plant, and equipment                                                         (74,203)       (51,416)
   Payments for acquisitions, net of cash acquired                                                     (52,196)      (110,136)
   Other                                                                                               (21,816)       (21,284)
                                                                                                    ----------     ----------
         Net cash used in investing activities                                                         (97,830)      (180,474)
                                                                                                    ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                                                           (2,632)        (9,080)
   Payments to retire common stock                                                                     (33,135)       (80,742)
   Proceeds from issuing stock under employee plans                                                     18,900         21,897
   Increase in short term debt                                                                          18,000
   Cash dividends paid to shareholders                                                                 (89,951)       (88,204)
                                                                                                    ----------     ----------
         Net cash used in financing activities                                                         (88,818)      (156,129)
                                                                                                    ----------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                              (73,766)      (186,371)
                                                                                                    ----------     ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       114,103        275,172
                                                                                                    ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $40,337        $88,801
                                                                                                    ----------     ----------
                                                                                                    ----------     ----------


See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 1994, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2. Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As a result, the carrying value of the Company's
     marketable securities was reduced to reflect market value.   The Company
     classifies all marketable securities as available for sale.   Accordingly,
     the reduction of $1,457,000 as of September 30, 1994 is recorded as a component of shareholders' equity.

3. Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits." Under SFAS 112 the Company accrues the estimated cost of post employment benefit payments during the years in which employees provide services. The adoption of SFAS 112 did not have a material effect on the Company's financial position or results of operations.

4. During the third quarter of 1994, the Company recorded a $10 million credit to reduce its restructuring reserve. The restructuring reserve was established in 1993 when the Company recorded a $60 million charge (reduced to $49 million in the 4th quarter of 1993) in connection with a formal restructuring plan for the closure of 16 of its check printing plants. As of September 30, 1994, the Company had closed 15 of the 16 plants. Certain costs included in the 1993 charge were not incurred. The $6.2 million balance of the reserve at September 30, 1994 represents specifically identified, incremental employee severance and asset impairment and disposal costs to be incurred as a result of the closings.

5. During the third quarter of 1994, the Company acquired all of the outstanding stock of Software Partnership Limited, which is included in the Electronic Payment Systems Division, for $15.8 million. The Company recorded the acquisition under the purchase method of accounting. The acquisition did not have a material proforma impact on operations.

6. The Company has uncommitted bank lines of credit of $155 million available at variable interest rates. As of September 30, 1994, $18 million was drawn on those lines at an interest rate of 5.13%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1993

Net sales were $1,269.0 million for the first nine months of 1994, up 11.3% over the first nine months of 1993, when sales were $1,140.6 million. The Payment Systems segment revenue for the first nine months of 1994 decreased 0.3% from the first nine months of 1993 due to continued price competition in the financial institution (FI) market. This decline was offset by a 31.4% increase in revenue from the Company's Electronic Payment Systems division.

Deluxe's Business Systems segment posted a 54.5% increase in revenue for the first nine months of 1994 over the first nine months of 1993 primarily due to the contribution of PaperDirect, Inc., which the Company acquired in the third quarter of 1993, and the growth of the Company's Canadian and United Kingdom operations. Revenue of the Consumer Specialty Products segment increased 25.4% as a result of Current's strong sales in its social expressions and direct mail check printing product lines.

Selling, general and administrative expenses increased $115.3 million or 33.7% for the first nine months of 1994 over the first nine months of 1993. The Business Systems segment's expenses increased approximately $58.1 million primarily due to the acquisition of PaperDirect, Inc. Also, the Consumer Specialty Products segment increased its selling expense by approximately $26.0 million, primarily due to increased advertising. The remaining increase is due to increases in costs associated with acquisitions, international operations and re-engineering projects. Net income was $100.9 million for the first nine months of 1994, or 8.0% of sales, compared to $91.0 million for the first nine months of 1993 or 8.0% of sales. 1993 net income includes a one-time, pretax charge of $60 million for costs related to the restructuring of the Check Printing division taken in the second quarter of 1993. During the third quarter of 1994 the Company recorded a $10 million credit to reduce its 1993 restructuring charge, as certain of the costs included in the charge were not incurred.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1993

Net sales were $426.7 million for the third quarter of 1994, up 14.7% over the third quarter of 1993, when sales were $372.0 million. The third quarter Payment Systems segment's revenue increased 5.1% over the third quarter of 1993. A 45.8% increase in revenue from the Company's Electronic Payment Systems division was partially offset by a decline in revenue due to continued price competition in the FI market.

Deluxe's Business Systems segment posted a 60.6% increase in revenue in the third quarter of 1994 over third quarter 1993 primarily due to the contribution of PaperDirect, Inc., which the Company acquired in the third quarter of 1993, T-Maker Inc., which the company acquired in the second quarter of 1994, and the growth of the Company's Canadian and United Kingdom operations. Revenue for the Consumer Specialty Products segment increased 17.6% as a result of Current's strong sales in its social expressions and direct mail check printing product lines.

Selling, general and administrative expenses increased $44.5 million or 38.3% in third quarter 1994 over third quarter 1993. The Business Systems segment's expenses increased approximately $20.2 million primarily due to the acquisition of PaperDirect, Inc. Also, the Consumer Specialty Products segment increased its selling expense by approximately $6.4 million, primarily due to increased advertising. The remaining increase is due to increases in costs associated with acquisitions, international operations and re-engineering projects. Net income was $33.3 million in the third quarter of 1994, or 7.8% of sales, compared to $37.0 million in 1993 or 10.0% of sales.

FINANCIAL CONDITION - LIQUIDITY

Cash provided by operations was $112.9 million for the first nine months of 1994, compared with $150.2 million for the first nine months of 1993. This represents the Company's primary source of working capital for financing capital expenditures, acquisitions, and paying cash dividends. The decline in 1994 is primarily the result of cash payments related to the 1993 restructuring of the Company's financial institution check printing operations. The Company's working capital on September 30, 1994 was $153.6 million, compared to $224.5 million on December 31, 1993. The decrease in 1994 is primarily the result of the acquisitions of National Revenue Corporation, T-Maker, Inc., and Software
Partnership.   The current ratio was 1.5 to 1 on September 30, 1994 and 1.8 to 1 on December 31, 1993.

FINANCIAL CONDITION - CAPITAL RESOURCES

Purchases of property, plant, and equipment totaled $74.2 million for the first nine months of 1994, compared to $51.4 million one year ago. The Company anticipates total capital expenditures of approximately $85 million in 1994 for new electronic payment system investments, further enhancements to printing capabilities, and additional production facilities for the manufacturing of its new water-washable ink, Printwise.

In February, 1991, the Company issued $100 million of notes, payable in 2001 under its 1989 shelf registration of debt securities. Additional long-term borrowings could be secured in the event the Company makes a significant acquisition. Such borrowings could include medium or long-term notes.

In addition, the Company has uncommitted bank lines of credit of $155 million. As of September 30, 1994, $18 million was drawn on those lines. The Company may secure additional short-term financing to fund acquisitions. Such financings could include committed lines of credit and a commercial paper program. Borrowings under these financings would be dependent upon favorable short-term interest rates.

Cash dividends totaled $90.0 million for the first nine months of 1994 compared to $88.2 million for the first nine months of 1993.

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

                                          DELUXE CORPORATION
                                          --------------------------------------
                                            (Registrant)


Date        November 15, 1994             /s/  H. V. Haverty
     ---------------------------          --------------------------------------
                                          H. V. Haverty, Chairman, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)


Date       November 15, 1994              /s/  C. M. Osborne
     ---------------------------          --------------------------------------
                                          C. M. Osborne, Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer)