Form 10-K405
DELUXE CORP
filed 1995-03-27
CIK 27996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1994.
Commission file number 1-7945.

                               DELUXE CORPORATION
             (Exact name of registrant as specified in its charter)

               Minnesota                             41-0216800
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)               Identification No.)

1080 West County Road F, Saint Paul, Minnesota         55126-8201
  (Address of principal executive offices)             (ZIP Code)

Registrant's telephone number:  (612) 483-7111.

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share            New York Stock Exchange
          (Title of Class)                          (Name of each exchange
                                                     on which registered)

Securities registered pursuant to Section 12(g) of the act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    x     Yes          No
                                   --------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,255,102,157 based on the average bid and asked prices of the stock on the New York Stock Exchange on March 13, 1995. The number of outstanding shares of the registrant's common stock as of March 13, 1995, is 82,568,415.

Documents Incorporated by Reference:

1. Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (Annual Report) are incorporated by reference in Parts I, II and IV.

2. Portions of the registrant's proxy statement dated March 27, 1995 (Proxy Statement) are incorporated by reference in Part III.

                               DELUXE CORPORATION

                                     PART I

Item 1.   Description of Business

General

     Deluxe Corporation was incorporated under the laws of the State of Minnesota in 1920 as the successor to a business founded in 1915. Unless the context otherwise requires, the term "Company," as used herein, refers to Deluxe Corporation or one or more of its wholly owned subsidiaries.

     The Company has four business divisions, which are composed of the following corporate entities:

     (1) Payment Systems, which consists of Deluxe Corporation's check and financial form printing and plastic transaction card production units; Deluxe Data Systems, Inc., (including Deluxe Data International Limited), a supplier of software and processing services for automated teller machines, point-of-sale systems, automated clearing houses and government benefit transfers; Chex Systems, Inc., a checking account verification business providing services to financial institutions; Electronic Transaction Corporation, a database management business providing check authorization information to retailers; National Revenue Corporation, a provider of collection and other accounts receivable services to retail, financial and medical credit grantors; and Financial Alliance Processing Services, Inc., a processor of electronic credit and debit transactions;

     (2) Business Systems, which consists of Deluxe Corporation's general business and health care forms printing unit; Deluxe UK Limited and Deluxe Canada, Inc.; PaperDirect, Inc., a direct mail marketer of specialty and decorated papers for use by desktop publishers; Nelco, Inc., a supplier of tax forms, tax forms software, and electronic tax filing services; and T/Maker Company, a publisher of image content software, including clip art;

     (3) Consumer Specialty Products, which consists of Current, Inc., a direct mail marketer of greeting cards, stationery, bank checks and related specialty products for consumer and household use; and

     (4) Ink, which consists of Deluxe Corporation's ink division, which is engaged in the manufacture and sale of water-washable lithographic ink and solvent free press wash.

     Except for a small but growing volume of business form and decorated paper sales in the United Kingdom and Canada and licenses of electronic funds transfer software in selected countries in Europe and Asia, most of the Company's products and services are sold in the United States.

Business Segments

     Reference is made to the information contained in Note 11, Business Segment Information, in the Notes to Consolidated Financial Statements on page 38 in the Company's Annual Report.

     The material aspects of the operations of each of the Company's business divisions are described below:

Payment Systems

     The Company's largest division, Payment Systems is composed of the paper-based payments unit and the electronic payments unit. The paper-based payments unit prints and sells to financial institutions and depositors a variety of checks and related banking forms. It directs its efforts to the production and marketing of checks and deposit tickets for personal and business accounts. Several check styles are offered; some are designed for desk or office use and others are designed to be carried in a pocket or purse.

     Substantially all of the Company's checks and related banking forms are imprinted with magnetic ink to conform with the specifications of the magnetic ink character recognition (MICR) program currently utilized by the U.S. banking system.

     For several years the banking industry and others have been seeking ways to improve the payment system, and a variety of alternatives to the bank check have been introduced, including charge cards, credit cards, debit cards, telephone bill payment, etc., and in addition, a number of printers have begun to market checks through channels other than financial institutions. Although such alternative means of settling financial transactions and alternative marketing channels may reduce the demand for checks and checks obtained through financial institutions, the Company is unable to predict the effect of these alternative means of payment and channels of distribution on its future operations.

     Depositors commonly submit initial check orders and reorders to their financial institutions which forward them to one of the Company's printing plants. Printed checks are sent directly by the Company to the depositors, typically on the business day after receipt of the order. The Company's charges are paid by the financial institutions, which in turn usually deduct the charges from the depositors' accounts.

     Skeleton check forms are lithographed in three of the Company's regional warehouse and distribution centers, principally on high-speed roll-fed presses. From these centers, the forms are distributed to the Company's 46 check production plants, where names, addresses, financial institution name and other information are printed on the documents. The Company's facilities are located in major metropolitan areas throughout the United States.

     The Company has no material backlog of orders. Approximately 96 percent of all financial institution check orders received by the Company in 1994 were completed and shipped no later than the first working day after receipt of the order. The approximate number of financial institutions (not including branches as separate entities) to which the Company made gross sales of checks and related banking forms in excess of $100,000 during the year was 1,925.

     The Company's principal raw materials are safety paper and special MICR bond papers. The Company purchases substantially all of its safety paper from Simpson Paper Company, which finishes and warehouses the paper in its plants in Warwick, New York, and Burlington, Iowa. Most of the Company's special MICR bond papers are obtained from Georgia Pacific Corporation, primarily from its facility in Port Edwards, Wisconsin. The Company has no long-term contract with any of its suppliers and has never experienced a shortage of either safety paper or MICR bond papers. In order to assure adequate sources of supply, the Company is continually experimenting with the use of special MICR bond papers from other suppliers. Other raw materials used by the Company are of standard composition and are purchased from a number of sources at competitive prices.

     The Company's primary competitors in the sale of bank checks and related banking forms to financial institutions are two other large national printers who specialize in check printing. However, any printer which complies with the American Bankers Association's specifications for MICR printing is a potential competitor. The Company is the largest firm engaged in check printing.

     The electronic payments unit is a major supplier of electronic funds transfer software and processing services, particularly software and services for automated teller machines, processing of ATM interchange transactions within and between regional shared networks, and electronic benefit transactions. The Company provides ATM transaction processing technology and services to six of the 10 largest ATM networks in the United States. The Company provides electronic benefit transaction services for the automated payment of aid to dependent children and food stamp benefits in Maryland and New Jersey.

     Competition for the Company's electronic funds transfer software and processing services comes from several large financial institutions and communications companies.

     Division Acquisitions in 1994

     The Company expanded the business of the electronic payments unit in 1994 with the following acquisitions:

     On April 15, 1994, the Company acquired N.R.C. Holding Corporation and its principal subsidiary, National Revenue Corporation (NRC), a collection services company headquartered in Columbus, Ohio. Founded in 1973, NRC provides accounts receivable management and collection services for approximately 25,000 retail, commercial, medical, and financial credit grantors located throughout the United States. NRC has sales offices in 30 major metropolitan areas, a national operations center in Columbus, and regional operations centers in Atlanta, Philadelphia, and Anaheim, California. NRC's revenues were approximately $28 million in 1994. With its proprietary technology, the Company believes

NRC is well positioned to take advantage of future consolidation in the accounts receivable management and collections markets.

     On July 14, 1994, the Company acquired The Software Partnership Limited of Runcorn, England. The Software Partnership Limited is a major provider of open systems software architecture for large financial institutions. The Software Partnership's sp/ARCHITECT is an electronic delivery framework which assists third-party software developers and in-house data processing departments with applications development. sp/ARCHITECT accommodates a wide variety of access devices, including smart phones, smart cards, PCs, and UNIX workstations. The Software Partnership had revenues of L6 million in 1994. Combined with certain Deluxe Data Systems, Inc., units, The Software Partnership has been renamed Deluxe Data International Limited. sp/ARCHITECT is well designed to serve large financial institutions, and the addition of open systems architecture to its software products enhances the Company's position in electronic banking.

     In accordance with a purchase agreement entered into before year end, on January 10, 1995, the Company acquired Financial Alliance Processing Services, Inc., of Louisville, Kentucky. Financial Alliance provides a variety of credit and debit processing services to 150 financial institutions, 40,000 retailers, and more than 30 independent sales organizations. Founded in 1991, Financial Alliance is one of the fastest-growing merchant credit card processors in the United States and had net revenues of approximately $21 million in 1994. Financial Alliance's services are marketed through financial institutions, independent sales organizations, and its own representatives, offering fully integrated card payment processing services that enable retailers to accept all nationally recognized credit cards.

Business Systems

     The second largest of the Company's divisions, Business Systems directs its efforts to the production and marketing of short-run computer and business forms and record-keeping systems for small businesses and professional practices. In addition, it is a direct mail marketer of decorated and other specialty papers to users of laser printers and office copiers. Other products and services marketed by the division include tax forms, tax forms software, one-write accounting systems, and electronic tax filing services.

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

     Business Systems' products are sold primarily through direct mail and check package advertisements. Business Systems' computer and business forms are produced or inventoried in nine of the Company's plants, and its specialty papers are inventoried and shipped from a PaperDirect facility in Secaucus, New Jersey. Business Systems' principal competition consists of a large number of national and local business forms and office products suppliers.

Division Acquisitions in 1994

     On June 28, 1994, the Company acquired T/Maker Company of Mountain View, California. T/Maker Company produces image content and multimedia software for
consumer and business markets.   According to software industry analysts,
T/Maker's ClickArt [REGISTERED TRADEMARK] image content software is the nation's leading supplier of electronic clip art. Image content is one of the fastest-growing categories of computer software, due to the growing popularity of graphical computer systems. T/Maker is also the producer of the VroomBooks-TM-series of children's multimedia software. T/Maker's revenues were approximately $12 million in 1994.

     In July 1994, through PaperDirect, the Company entered into a joint venture to market decorated and other specialty papers in Australia and New Zealand. Based in Sydney, Australia, the joint venture operates under the name PaperDirect Pacific.

     On August 15, 1994, the Company acquired Pacific Medsoft, a small software development company located in Tahoe City, California, providing software to medical professionals. Pacific Medsoft's Physician Office Management Information System is designed for sole and small group physician practices.

Consumer Specialty Products

     This division produces and markets greeting cards, gift wrap, bank checks, and miscellaneous stationery products. In addition, it markets a variety of novelty items for household use, many of which have been created by the division and are sold under its proprietary trademarks. All such products are sold to consumers by means of catalogs and other direct mail advertisements. Many of the division's promotions are based on holidays, and due to the significance of the year-end holiday season, approximately 35 percent of the division's sales occur in the fourth quarter.

     Consumer Specialty Products are produced in two of the Company's plants. The division's competitors are primarily the national greeting card and stationery printers that market their products through owned and franchised card and gift shops, and the printers that solicit orders for bank checks by direct mail.

Ink

     In June 1994, the Company formed the Ink Division to produce and market its water-washable lithographic ink and solvent-free press wash system. The Company's innovative ink meets or exceeds the performance standards of conventional lithographic inks, requires no press modifications and is based entirely on renewable vegetable oils. The ink system eliminates the need for organic- or petroleum-based cleaning solvents which are a major source of pollution. On November 21, 1994, the Company entered into an agreement with Coates Lorilleux S.A. under which it licensed Coates to manufacture and distribute the ink and solvent-free press wash system in Europe and in certain other markets.

Employees

     Including its subsidiaries, the Company has approximately 18,000 full- and part-time employees. It has a number of employee benefit plans, including retirement, medical and hospitalization plans. The Company has never experienced a work stoppage or strike and considers its employee relations to be good.

Executive Officers of the Company

     The executive officers of the Company are elected by the board of directors each year. The term of office of each executive officer will expire at the annual meeting of the board after the annual shareholders' meeting on May 8, 1995. The principal occupation of each of the executive officers listed below is with the Company.

                                                                       Officer
Name                        Position                            Age     Since
----                        --------                            ---   ---------
Harold V. Haverty        Chairman, President and Chief          64      1969
                            Executive Officer
Jerry K. Twogood         Executive Vice President               54      1974
Charles M. Osborne       Senior Vice President and
                            Chief Financial Officer             41      1981
Arnold A. Angeloni       Senior Vice President                  52      1985
Kenneth J. Chupita       Senior Vice President                  53      1981
Mark T. Gritton          Senior Vice President                  46
Jay B. Skutt             Senior Vice President                  51
Vernon W. Yates          Senior Vice President                  59      1993
John H. LeFevre          Senior Vice President, Secretary and   51      1994
                            General Counsel
Michael R. Schwab        Senior Vice President and              49      1994
                            Chief Information Officer

     Mr. Haverty has been employed by the Company since 1954 and has served as Chief Executive Officer since 1986.


     Mr. Twogood has been employed by the Company since 1959 and has served as Executive Vice President since 1987 and Chief Operating Officer since 1991.

     Mr. Osborne has been employed by the Company since 1981 and has served as Chief Financial Officer since 1984 and Senior Vice President since 1989.

     Mr. Angeloni has been employed by the Company since 1961 and has served as principal executive officer of the Business Systems Division since 1984 and as Senior Vice President since 1989.

     Mr. Chupita has been employed by the Company with principal responsibility for corporate development since 1979 and has served as Senior Vice President since 1989.

     Mr. Gritton has been employed by the Company since 1972. From 1990 to 1993, Mr. Gritton was Vice President with principal responsibility for regional operations of the Payment Systems Division and since 1993 he has been president of the paper payment unit of the Payment Systems Division; he has served as a Senior Vice President of the Company since 1993.

     Mr. Skutt has been employed by the Company since 1965. Since 1988, Mr. Skutt has been a Vice President with prinicipal responsibility for manufacturing and national production operations and he has served as Senior Vice President since 1994.

     Mr. Yates was employed by Primary Access Corporation from 1989 until November 1992 in the position of Chairman, President and Chief Executive Officer. Primary Access Corporation, which is headquartered in San Diego, California, is a manufacturer of telecommunications access systems. Since March 1993 he has served as president of the Company's electronic payments unit in the Payment Systems Division and as a Senior Vice President.

     Mr. LeFevre was employed by Wang Laboratories, Inc., from 1978 until February 1994. During the period from 1988 until February 1994, he held a variety of positions in its legal department including, at various times, Corporate Counsel, Vice President, General Counsel and Secretary. Wang Laboratories, Inc., which is headquartered in Lowell, Massachusetts, is engaged in the manufacture and sale of computer hardware and software and related services. Since February 1994, Mr. LeFevre has been responsible for the legal department of the Company and has served as Senior Vice President, General Counsel and Secretary.

     Mr. Schwab was employed by USAir from 1986 until April 1994. From 1989 to 1991, he served as Senior Vice President, Information Systems, and Chief Information Officer, and from 1991 to April 1994, he served as Executive Vice President of Operations. USAir, which is headquartered in Arlington, Virginia, is engaged in commercial air transportation. Since November 1994, Mr. Schwab has had responsibility for the information systems of the Company and has served as Senior Vice President and Chief Information Officer.

Item 2.   Properties

     The Company conducts production operations in 74 facilities located in 30 states, Puerto Rico, Canada and the United Kingdom aggregating approximately 4,813,000 square feet; in addition, the Payment Systems Division occupies three facilities in Shoreview, Minnesota, aggregating approximately 433,000 square feet, which are devoted to administration, information systems, research and development; the Business Systems Division occupies a 156,000 square foot administration building in Shoreview, Minnesota, and the Consumer Specialty Products Division occupies a 148,000 square foot administration and product design building in Colorado Springs, Colorado. All but four of the production facilities are of one story construction and most were constructed and equipped in accordance with the Company's plans and specifications.

     Over one-half of the Company's total production area has been constructed during the past 20 years. The Company owns 59 of its facilities and leases the remainder for terms expiring from 1995 to 2001. Depending upon the circumstances, when a lease expires, the

Company either renews the lease or constructs a new facility to replace the leased facility. All facilities are adequately equipped for the Company's operations.

Item 3.   Legal Proceedings

     Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the Company's property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to the information contained under the caption "Financial Highlights" on page 1, and "Shareholder Information" on page 41 of the Company's Annual Report.

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

Item 8.   Financial Statements and Supplementary Data

     Reference is made to the financial statements, notes and independent auditors' report on pages 21 through 39 of the Company's Annual Report and the information contained under the caption "Summarized Quarterly Financial Data" on page 39 in the Company's Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Items 10, 11, 12 and 13.

     Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions.

     Reference is made to the Company's Proxy Statement.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K

     (a) The following financial statements and independent auditors' consent are filed as part of this report:

                                                                                Page in
                                                                             Annual Report
     (1)  Financial Statements:
          Consolidated Balance Sheets at December 31, 1994 and 1993.......      28 - 29
          Consolidated Statements of Income for the three years in the
               period ended December 31, 1994.............................      30
          Consolidated Statements of Cash Flows for the three years in
               the period ended December 31, 1994.........................      31
          Notes to Consolidated Financial Statements......................      32 - 38
          Independent Auditors' Report....................................      39

     (2)  Supplemental Financial Information (Unaudited):
          Summarized Quarterly Financial Data.............................      39
                                                                              Page in this
                                                                               Form 10-K
     (3)  Independent Auditors' Consent to the incorporation by reference of its reports in the Company's registration statements 33-53585,
          33-57261, 33-32279 and 33-58510.................................      F-1

     Schedules other than those listed above are not required or are not applicable, or the required information is shown in the financial statements or notes.

     (b) The Company did not file a report on Form 8-K during the fourth quarter of 1994.

     (c) The following exhibits are filed as part of or are incorporated in this report by reference:

     (3) A - Articles of Incorporation, incorporated by reference to the Company's Form 10-K for the year ended December 31, 1990.
          B -  Bylaws
     (4) A - Rights Agreement, incorporated by reference to the Company's Form 8-K dated February 17, 1988.
          B - Indenture, incorporated by reference to the Company's Form S-3 dated November 24, 1989.
     (10) A -  Deferred Compensation Plan
          B -  Supplemental Benefits Plan
          C - Stock Option Plan, incorporated by reference to the Company's Form 10-K for the year ended December 31, 1989.
          D - Stock Incentive Plan, incorporated by reference to the Company's Form S-8 filed on May 11, 1994.
          E -  Performance Share Plan
          F -  Annual Incentive Plan
     (13)      1994 Annual Report to Shareholders
     (21)      Subsidiaries of the Registrant
     (23) Independent Auditors' Consent, incorporated by reference to page F-1 of the Company's Form 10-K for the year ended December 31, 1994.
     (24) Powers of Attorney of officers and directors signing by an attorney-in-fact.
     (27)      Financial Data Schedule
     (29) Proxy Statement, incorporated by reference to the Company's definitive proxy statement filed on March 27, 1995.

[Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of the Company's reasonable expenses ($.25 per page) in furnishing such copies.]

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, State of Minnesota on March 27, 1995.

                                        DELUXE CORPORATION


                                        By /s/ Harold V. Haverty
                                        ------------------------
                                        Harold V. Haverty
                                        Chairman, President and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 27, 1995.
                                             By /s/ Harold V. Haverty
                                             Harold V. Haverty for Himself and
Harold V. Haverty, Director and                   as Attorney-In-Fact*
     Principal Executive Officer
Jerry K. Twogood, Director
Eugene R. Olson, Director
Edward W. Asplin, Director
John Schreiner, Director
Whitney MacMillan, Director
James J. Renier, Director
Barbara B. Grogan, Director
Allen F. Jacobson, Director
Charles M. Osborne, Principal
     Financial Officer and
     Principal Accounting Officer

*By Power of Attorney set forth in Exhibit 24 to this report.

                          INDEPENDENT AUDITORS' CONSENT

Deluxe Corporation:

We consent to the incorporation by reference in this Registration Statement 33-53585 and 33-57261 on Forms S-8 and 33-32279 and 33-58510 on Forms S-3 of our
reports dated February 10, 1995, appearing in or incorporated by reference in this Annual Report on Form 10-K of Deluxe Corporation for the year ended December 31, 1994.




/s/ Deloitte & Touche LLP

Deloitte & Touche

Minneapolis, Minnesota
March 27, 1995

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report:

3b Amended By-laws
10 A Deferred Compensation Plan
10 B Supplemental Benefit Plan
10 E Performance Share Plan
10 F Annual Incentive Plan
13 Documents Incorporated by Reference 1994 Annual Report to Shareholders 21 Subsidiaries
24 Power of Attorney
27 Financial Data Schedule