Form 10-Q
period 1995-03-31
DELUXE CORP
filed 1995-05-15
CIK 27996

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For quarterly period ended             March 31, 1995
                             -------------------------------------------
                                               or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                              --------------------  ---------------------


Commission file number:            1-7945
                       --------------------------------------------------


                          DELUXE CORPORATION
- -------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            MINNESOTA                         41-0216800
- -------------------------------------------------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

1080 West County Road "F", St. Paul, Minnesota         55126-8201
- -------------------------------------------------------------------------
        (Address of principal executive offices)       (Zip code)

                             (612) 483-7111
- -------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes   X     No
                                              -----      -----

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at May 1, 1995 was 82,504,839.

ITEM I.  FINANCIAL STATEMENTS

                     PART I.    FINANCIAL INFORMATION
                    DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Thousands)


                                                                                           May 31, 1995       December 31,
                                                                                             (Unaudited)         1994
                                                                                         -----------------   --------------
CURRENT ASSETS
      Cash and cash equivalents                                                                   $27,279        $29,139
      Marketable securities                                                                        46,775         49,109
      Trade accounts receivable                                                                   151,315        142,087
      Inventories:
          Raw material                                                                             27,968         25,198
          Semi-finished goods                                                                      26,432         26,046
          Finished goods                                                                           35,641         36,976
      Deferred advertising                                                                         18,920         27,770
      Deferred income taxes                                                                        25,352         25,647
      Prepaid expenses and other current assets                                                    66,945         58,894
                                                                                                   ------         ------
          Total current assets                                                                    426,627        420,866
                                                                                                  -------        -------
LONG-TERM INVESTMENTS                                                                              45,372         45,091
PROPERTY, PLANT AND EQUIPMENT
      Land                                                                                         37,677         38,286
      Buildings and improvements                                                                  280,838        284,131
      Machinery and equipment                                                                     570,287        544,092
      Construction in progress                                                                      6,361          3,225
                                                                                                    -----          -----
          Total                                                                                   895,163        869,734
      Less accumulated depreciation                                                               419,010        407,916
                                                                                                  -------        -------
          Property, plant, and equipment - net                                                    476,153        461,818
INTANGIBLES
      Cost in excess of net assets acquired - net                                                 315,982        284,420
      Other intangible assets - net                                                                53,375         44,077
                                                                                                   ------         ------
          Total intangibles                                                                       369,357        328,497
                                                                                                  -------        -------
               TOTAL ASSETS                                                                    $1,317,509     $1,256,272
                                                                                               ----------     ----------
                                                                                               ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                                        $    64,000    $    65,033
      Accrued liabilities:
          Wages, including vacation pay                                                            54,941         50,366
          Employee profit sharing and pension                                                      16,511         57,915
          Accrued rebates                                                                          34,029         28,741
          Income taxes                                                                             23,896          5,394
          Other                                                                                    73,199         67,313
      Short-term debt                                                                              73,000         11,219
      Long-term debt due within one year                                                            4,606          4,479
                                                                                                  -------        -------
          Total current liabilities                                                               344,182        290,460
                                                                                                  -------        -------
LONG-TERM DEBT                                                                                    114,857        110,867
                                                                                                  -------        -------
DEFERRED INCOME TAXES                                                                              40,599         40,552
SHAREHOLDERS' EQUITY
      Common shares - $1 par value (authorized 500,000,000 shares; issued:  82,316,759)            82,317         82,375
      Additional paid-in capital                                                                       42          1,694
      Retained earnings                                                                           735,420        732,158
      Cumulative translation adjustment                                                             1,744            369
      Unearned compensation                                                                          (134)          (149)
      Net unrealized change - marketable securities                                                (1,518)        (2,054)
                                                                                                  -------        -------
          Total shareholders' equity                                                              817,871        814,393
                                                                                                   ------         ------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 1,317,509    $ 1.256,272
                                                                                              -----------    -----------
                                                                                              -----------    -----------



See Notes to Consolidated Financial Statements

                             DELUXE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                         Dollars in Thousands Except per Share Amounts)
                                       (Unaudited)


                                                                                                  QUARTER ENDED MARCH 31,
                                                                                                  ----------------------

                                                                                                   1995            1994
                                                                                                  ------           ----

NET SALES                                                                                        $465,628       $429,988
OPERATING EXPENSES
      Cost of sales                                                                               210,670        196,674
      Selling, general, and administrative                                                        179,811        148,466
      Employee profit sharing and pension                                                          14,718         14,846
      Employee bonus and stock purchase discount                                                    5,515          6,164
                                                                                                    -----          -----
          Total                                                                                   410,714        366,150
                                                                                                  -------        -------
INCOME FROM OPERATIONS                                                                              54,914        63,838

OTHER INCOME (EXPENSE)
       Investment and other income                                                                  6,540          4,726
       Interest expense                                                                            (3,111)        (3,778)
                                                                                                   -------        -------
INCOME BEFORE INCOME TAXES                                                                         58,343         64,786

PROVISION FOR INCOME TAXES                                                                         24,504         26,745
                                                                                                   ------         ------

NET INCOME                                                                                        $33,839        $38,041
                                                                                                  -------        -------
                                                                                                  -------        -------

AVERAGE COMMON SHARES OUTSTANDING                                                              82,419,035     82,541,814
NET INCOME PER COMMON SHARE                                                                         $0.41          $0.46
CASH DIVIDENDS PER COMMON SHARE                                                                     $0.37          $0.36


See Notes to Consolidated Financial Statements

                           DELUXE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31, 1995 and 1994
                                    (in Thousands)
                                      (Unaudited)





                                                                                                   1995           1994
                                                                                                   ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                                  $33,839        $38,041
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                                 16,129         14,133
      Amortization of intangibles                                                                   8,173          5,778
      Stock purchase discount                                                                       2,067          2,084
      Deferred income taxes                                                                           (35)           (74)
      Changes in assets and liabilities, net of effects from acquisitions:
          Trade accounts receivable                                                                (4,529)         4,883
          Inventories                                                                              (1,248)        (3,986)
          Accounts payable                                                                         (4,996)           710
          Other assets and liabilities                                                             (9,646)       (22,597)
                                                                                                   -------       --------
             Net cash provided by operating activities                                             39,754         38,972


CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of marketable securities with maturities of more than 3 months                                    (9,867)
      Proceeds from sales of marketable securities with maturities of more than 3 months            3,010         23,501
      Net change in marketable securities with maturities of  3 months or less                                    20,000
      Purchases of property, plant, and equipment                                                 (30,818)       (20,104)
      Payments for acquisitions, net of cash acquired                                             (37,290)
      Other                                                                                           243        (17,102)
                                                                                                      ---        --------
             Net cash used in investing activities                                                (64,855)        (3,572)


CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on long-term debt                                                                   (3.799)          (756)
      Payments to retire common stock                                                             (10,352)       (11,017)
      Proceeds from issuing stock under employee plans                                              6,188          6,358
      Proceeds from short-term debt                                                                61,781
      Cash dividends paid to shareholders                                                         (30,577)       (29,790)
                                                                                                  --------       --------
             Net cash provided by (used in) financing activities                                   23,241        (35,205)
                                                                                                   ------        --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (1,860)           195
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   29,139        114,103
                                                                                                   ------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $27,279       $114,298
                                                                                                  -------       --------
                                                                                                  -------       --------




See Notes to Consolidated Financial Statements

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 1995, and the related consolidated statements of income and consolidated statements of cash flows for the three-month periods ended March 31, 1995 and 1994 are unaudited;
     in the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2. During the first quarter of 1995, the Company acquired all of the outstanding stock of Financial Alliance Processing Services, Inc. The Company recorded the acquisition under the purchase method of accounting. The acquisition did not have a material proforma impact on operations.

3. The Company has uncommitted bank lines of credit of $130 million available at variable interest rates. As of March 31, 1995, $73 million was drawn on those lines at a weighted average interest rate of 6.4%. Also, the company has in place a $150 million committed line of credit as support for commercial paper. The Company made its first issuance of commercial paper during the second quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994

Net sales were $465.6 million for the first quarter of 1995, up 8.3% over the first quarter of 1994, when sales were $430.0 million. Payment Systems segment's revenue increased 8.5% over the first quarter of 1994. This included a 63.0% increase in revenue from the Company's Electronic Payment Systems division and a 0.2% increase in the Paper Payment division. A portion of the Electronic Payment division increase was due to the acquisitions of National Revenue Corporation, The Software Partnership Ltd., and Financial Alliance Processing Services, Inc. The Company's Business Systems segment posted a 16.1% increase in revenue in the first quarter of 1995 over first quarter 1994 primarily due to increased revenue in the Business Forms unit, as well as the contribution of T/Maker Company, which was acquired in the second quarter of 1994, and sales increases by the Company's Canadian and United Kingdom operations.

Selling, general and administrative expenses increased $31.3 million or 21.1% in first quarter 1995 over first quarter 1994. The Electronic Payments Systems division expenses increased approximately $10.3 million, primarily due to the acquisitions noted above. The Business Systems segment's expenses increased approximately $9.3 million, primarily due to the acquisition of T/Maker Company, as well as increased selling expenses in the international
operations.   Net income was  $33.8 million in the first quarter of 1995, or 7.3% of sales, compared to $38.0 million in 1994 or 8.8% of sales. Included in first quarter 1995 net income is approximately $5 million of pretax gain resulting from insurance payments for the 1994 earthquake damage to the Company's facilities.


FINANCIAL CONDITION - LIQUIDITY

Cash provided by operations was $39.8 million for the first three months of 1995, compared with $39.0 million for the first three months of 1994. This represents the Company's primary source of working capital for financing
capital expenditures and paying cash dividends.    The Company's working
capital on March 31, 1995 was $82.4 million, compared to $130.4 million on December 31, 1994. The decrease in 1995 is primarily the result of the
acquisition of  Financial Alliance.   The current ratio was 1.2 to 1 on
March 31, 1995 and 1.4 to 1 on December 31, 1994.

FINANCIAL CONDITION - CAPITAL RESOURCES

Purchases of property, plant, and equipment totaled $30.8 million for the first three months of 1995, compared to $20.1 million one year ago.

In February, 1991, the Company issued $100 million of notes, payable in 2001 under its 1989 shelf registration of debt securities. Additional long-term borrowings could be secured in the event the Company makes a significant acquisition. Such borrowings could include medium or long-term notes.

The Company has uncommitted bank lines of credit of $130 million. As of March 31, 1995, $73 million was drawn on those lines. In addition, the Company has in place a $150 million committed line of credit as support for commercial paper.

Cash dividends totaled $30.6 million for the first three months of 1995 compared to $29.8 million for the first three months of 1994.

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

                                            DELUXE CORPORATION
                                               (Registrant)


Date         May 15, 1995                 /s/  J. A. Blanchard III
    ------------------------------        ----------------------------------
                                          J.A. Blanchard III, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)


Date         May 15, 1995                 /s/  C. M. Osborne
    ------------------------------        ----------------------------------
                                          C. M. Osborne, Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer)