Form 10-Q/A
period 1995-03-31
DELUXE CORP
filed 1995-08-10
CIK 27996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                 FORM 10-Q / A-1

(Mark one)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended          March 31, 1995
                              ------------------------------------------------
                                       or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________________

Commission file number:            1-7945
                         --------------------------------------------------


                               DELUXE CORPORATION
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     MINNESOTA                                              41-0216800
---------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


1080 West County Road "F", Shoreview, Minnesota             55126-8201
---------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip code)

                              (612) 483-7111
---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes   X       No
                                         ------        ----------

The number of shares outstanding of the registrant's common stock, par value $1.00 per share, at May 1, 1995 was 82,504,839.

ITEM I.  FINANCIAL STATEMENTS

                         PART I.  FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


                                                  March 31, 1995   December 31,
                                                    (Unaudited)        1994
                                                  --------------   ------------

CURRENT ASSETS
   Cash and cash equivalents                         $27,279        $29,139
   Marketable securities                              46,775         49,109
   Trade accounts receivable                         151,315        142,087
   Inventories:
      Raw material                                    27,968         25,198
      Semi-finished goods                             26,432         26,046
      Finished goods                                  35,641         36,976
   Deferred advertising                               18,920         27,770
   Deferred income taxes                              25,352         25,647
   Prepaid expenses and other current assets          66,945         58,894
                                                      ------         ------
      Total current assets                           426,627        420,866
                                                     -------        -------
LONG-TERM INVESTMENTS                                 45,372         45,091
PROPERTY, PLANT AND EQUIPMENT
   Land                                               37,677         38,286
   Buildings and improvements                        280,838        284,131
   Machinery and equipment                           570,287        544,092
   Construction in progress                            6,361          3,225
                                                       -----          -----
      Total                                          895,163        869,734
   Less accumulated depreciation                     419,010        407,916
                                                     -------        -------
      Property, plant, and equipment - net           476,153        461,818
INTANGIBLES
   Cost in excess of net assets acquired - net       315,982        284,420
   Other intangible assets - net                      53,375         44,077
                                                      ------         ------
      Total intangibles                              369,357        328,497
                                                     -------        -------
         TOTAL ASSETS                             $1,317,509     $1,256,272
                                                  ----------     ----------
                                                  ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $64,000         65,033
   Accrued liabilities:
      Wages, including vacation pay                   54,941         50,366
      Employee profit sharing and pension             16,511         57,915
      Accrued rebates                                 34,029         28,741
      Income taxes                                    23,896          5,394
      Other                                           73,199         67,313
   Short-term debt                                    73,000         11,219
   Long-term debt due within one year                  4,606          4,479
                                                       -----          -----
      Total current liabilities                      344,182        290,460
                                                     -------        -------
LONG-TERM DEBT                                       114,857        110,867
                                                     -------        -------
DEFERRED INCOME TAXES                                 40,599         40,552
SHAREHOLDERS' EQUITY
   Common shares - $1 par value (authorized
   500,000,000 shares; issued:  82,316,759)           82,317         82,375
   Additional paid-in capital                             42          1,694
   Retained earnings                                 735,420        732,158
   Cumulative translation adjustment                   1,744            369
   Unearned compensation                                (134)          (149)
   Net unrealized change - marketable securities      (1,518)        (2,054)
                                                       -----          -----
      Total shareholders' equity                     817,871        814,393
                                                     -------        -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $1,317,509     $1,256,272
                                                  ----------     ----------
                                                  ----------     ----------

See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except per Share Amounts)
                                   (Unaudited)

                                                     QUARTER ENDED MARCH 31,
                                                     ----------------------
                                                      1995            1994
                                                      ----            ----
NET SALES                                           $465,628       $429,988
OPERATING EXPENSES
   Cost of sales                                     210,670        196,674
   Selling, general, and administrative              179,811        148,466
   Employee profit sharing and pension                14,718         14,846
   Employee bonus and stock purchase discount          5,515          6,164
                                                       -----          -----
      Total                                          410,714        366,150
                                                     -------        -------
INCOME FROM OPERATIONS                                54,914         63,838

OTHER INCOME (EXPENSE)
   Investment and other income                         6,540          4,726
   Interest expense                                   (3,111)        (3,778)
                                                       -----          -----
INCOME BEFORE INCOME TAXES                            58,343         64,786

PROVISION FOR INCOME TAXES                            24,504         26,745
                                                      ------         ------

NET INCOME                                           $33,839        $38,041
                                                     -------        -------
                                                     -------        -------

AVERAGE COMMON SHARES OUTSTANDING                 82,419,035     82,541,814
NET INCOME PER COMMON SHARE                            $0.41          $0.46
CASH DIVIDENDS PER COMMON SHARE                        $0.37          $0.36

See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1995 and 1994
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                          1995           1994
                                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                                          $33,839        $38,041
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                         16,129         14,133
   Amortization of intangibles                                                           8,173          5,778
   Stock purchase discount                                                               2,067          2,084
   Deferred income taxes                                                                   (35)           (74)
   Changes in assets and liabilities, net of effects from acquisitions:
       Trade accounts receivable                                                        (4,529)         4,883
       Inventories                                                                      (1,248)        (3,986)
       Accounts payable                                                                 (4,996)           710
       Other assets and liabilities                                                     (9,646)       (22,597)
                                                                                         -----         ------
           Net cash provided by operating activities                                    39,754         38,972

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of marketable securities with maturities of more than 3 months                            (9,867)
   Proceeds from sales of marketable securities with maturities of more than 3 months    3,010         23,501
   Net change in marketable securities with maturities of  3 months or less                            20,000
   Purchases of property, plant, and equipment                                         (30,818)       (20,104)
   Payments for acquisitions, net of cash acquired                                     (37,290)
   Other                                                                                   243        (17,102)
                                                                                           ---         ------
           Net cash used in investing activities                                       (64,855)        (3,572)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                                           (3,799)          (756)
   Payments to retire common stock                                                     (10,352)       (11,017)
   Proceeds from issuing stock under employee plans                                      6,188          6,358
   Proceeds from short-term debt                                                        61,781
   Cash dividends paid to shareholders                                                 (30,577)       (29,790)
                                                                                        ------         ------
   Net cash provided by (used in) financing activities                                  23,241        (35,205)
                                                                                        ------         ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (1,860)           195
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        29,139        114,103
                                                                                        ------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $27,279       $114,298
                                                                                       -------       --------
                                                                                       -------       --------


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

                                          DELUXE CORPORATION
                                          ------------------
                                             (Registrant)


Date      August 9, 1995                /s/  J.A. Blanchard III
      ------------------------          ------------------------------------
                                         J.A. Blanchard III, President
                                         and Chief Executive Officer
                                        (Principal Executive Officer)



Date      August 9, 1995                /s/  C.M. Osborne
     -------------------------          ------------------------------------
                                        C. M. Osborne, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)