Form 10-Q
period 1995-06-30
DELUXE CORP
filed 1995-08-14
CIK 27996

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended                   June 30, 1995
                           -----------------------------------------------------
                                                     or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------     ----------------------

Commission file number:            1-7945
                       --------------------------------------------------------


                              DELUXE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MINNESOTA                               41-0216800
-------------------------------------------------------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


1080 West County Road "F", Shoreview, Minnesota              55126-8201
-------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip code)


                               (612) 483-7111
-------------------------------------------------------------------------------
                  (Registrant's telephone number, including area code)

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


The number of shares outstanding of the registrant's common stock, par value $1.00 per share, at August 1, 1995 was 82,647,806.

ITEM I.  FINANCIAL STATEMENTS

                           PART I. FINANCIAL INFORMATION
                        DELUXE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Thousands)

                                                    June 30, 1995      December 31,
                                                     (Unaudited)           1994
                                                    -------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                               $22,421           $29,139
  Marketable securities                                    37,129            49,109
  Trade accounts receivable                               150,928           142,087
  Inventories:
    Raw material                                           27,922            25,198
    Semi-finished goods                                    25,301            26,046
    Finished goods                                         43,707            36,976
  Deferred advertising                                     22,355            27,770
  Deferred income taxes                                    25,023            25,647
  Prepaid expenses and other current assets                63,972            58,894
                                                    -------------      ------------
    Total current assets                                  418,758           420,866
                                                    -------------      ------------
LONG-TERM INVESTMENTS                                      47,538            45,091
PROPERTY, PLANT AND EQUIPMENT
  Land                                                     37,594            38,286
  Buildings and improvements                              286,694           284,131
  Machinery and equipment                                 570,810           544,092
  Construction in progress                                 11,579             3,225
                                                    -------------      ------------
    Total                                                 906,677           869,734
  Less accumulated depreciation                           423,352           407,916
                                                    -------------      ------------
    Property, plant, and equipment - net                  483,325           461,818
INTANGIBLES
  Cost in excess of net assets acquired - net             314,394           284,420
  Other intangible assets - net                            53,934            44,077
                                                    -------------      ------------
    Total intangibles                                     368,328           328,497
                                                    -------------      ------------
      TOTAL ASSETS                                     $1,317,949        $1,256,272
                                                    -------------      ------------
                                                    -------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $59,317           $65,033
  Accrued liabilities:
    Wages, including vacation pay                          60,373            50,366
    Employee profit sharing and pension                    31,560            57,915
    Accrued rebates                                        33,137            28,741
    Income taxes                                            2,051             5,394
    Other                                                  68,288            67,313
  Short-term debt                                          84,833            11,219
  Long-term debt due within one year                        4,546             4,479
                                                    -------------      ------------
    Total current liabilities                             344,105           290,460
                                                    -------------      ------------
LONG-TERM DEBT                                            113,897           110,867
                                                    -------------      ------------
DEFERRED INCOME TAXES                                      39,646            40,552
SHAREHOLDERS' EQUITY
  Common shares - $1 par value (authorized
   500,000,000 shares; issued: 82,431,556)                 82,432            82,375
  Additional paid-in capital                                3,457             1,694
  Retained earnings                                       734,637           732,158
  Cumulative translation adjustment                         1,502               369
  Unearned compensation                                      (814)             (149)
  Net unrealized change - marketable securities              (913)           (2,054)
                                                    -------------      ------------
    Total shareholders' equity                            820,301           814,393
                                                    -------------      ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,317,949        $1,256,272
                                                    -------------      ------------
                                                    -------------      ------------


                  See Notes to Consolidated Financial Statements

                        DELUXE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                         ---------------------------------
                  (Dollars in Thousands Except per Share Amounts)
                                 (Unaudited)



                                               QUARTER ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                               ---------------------             -------------------------
                                                 1995         1994                   1995         1994
                                               --------     --------               --------     --------
NET SALES                                      $442,479     $412,344               $908,107     $842,332
OPERATING EXPENSES

  Cost of sales                                 202,087      189,225                412,757      385,899
  Selling, general, and administrative          164,237      148,867                344,048      297,333
  Employee profit sharing and pension            15,244       15,597                 29,962       30,443
  Employee bonus and stock purchase discount      7,181        6,506                 12,696       12,670
                                               --------     --------               --------     --------
      Total                                     388,749      360,195                799,463      726,345
                                               --------     --------               --------     --------
INCOME FROM OPERATIONS                           53,730       52,149                108,644      115,987

OTHER INCOME (EXPENSE)

  Investment and other income                     1,483          879                  7,990        5,530
  Interest expense                               (3,375)      (2,458)                (6,453)      (6,161)
                                               --------     --------               --------     --------
INCOME BEFORE INCOME TAXES                       51,838       50,570                110,181      115,356

PROVISION FOR INCOME TAXES                       22,106       21,014                 46,610       47,759
                                               --------     --------               --------     --------
NET INCOME                                      $29,732      $29,556                $63,571      $67,597
                                               --------     --------               --------     --------
                                               --------     --------               --------     --------

AVERAGE COMMON SHARES OUTSTANDING            82,370,935   82,324,840             82,406,161   82,428,636
NET INCOME PER COMMON SHARE                       $0.36        $0.36                  $0.77        $0.82
CASH DIVIDENDS PER COMMON SHARE                   $0.37        $0.36                  $0.74        $0.72


                   See Notes to Consolidated Financial Statements

                        DELUXE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       --------------------------------------
                  For the Six Months Ended June 30, 1995 and 1994
                              (Dollars in Thousands)
                                   (Unaudited)

                                                                                         1995           1994
                                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                           $63,571        $67,597
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                          32,692         28,603
  Amortization of intangibles                                                           16,668         12,350
  Stock purchase discount                                                                4,095          4,175
  Deferred income taxes                                                                   (725)          (167)
  Changes in assets and liabilities, net of effects from acquisitions:
    Trade accounts receivable                                                           (5,490)        (6,155)
    Inventories                                                                         (8,167)       (12,336)
    Accounts payable                                                                    (9,811)         1,578
    Other assets and liabilities                                                       (17,029)       (34,762)
                                                                                       -------        -------
      Net cash provided by operating activities                                         75,804         60,883

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities with maturities of more than 3 months                            (13,115)
  Proceeds from sales of marketable securities with maturities of more than 3 months    13,409         32,501
  Net change in marketable securities with maturities of 3 months or less                              20,000
  Purchases of property, plant, and equipment                                          (62,495)       (47,646)
  Payments for acquisitions, net of cash acquired                                      (37,282)       (36,993)
  Other                                                                                    364        (18,411)
                                                                                       -------        -------
      Net cash used in investing activities                                            (86,004)       (63,664)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                                                            (5,591)        (1,691)
  Payments to retire common stock                                                      (15,768)       (23,047)
  Proceeds from issuing stock under employee plans                                      12,320         12,646
  Proceeds from short-term debt                                                         73,614
  Cash dividends paid to shareholders                                                  (61,093)       (59,451)
                                                                                       -------        -------
      Net cash provided by (used in) financing activities                                3,482        (71,543)
                                                                                       -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (6,718)       (74,324)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        29,139        114,103
                                                                                       -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $22,421        $39,779
                                                                                       -------        -------
                                                                                       -------        -------

                     See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 1995, the related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

   The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2. The Company has uncommitted bank lines of credit of $180 million available at variable interest rates. As of June 30, 1995, $6.0 million was drawn on those lines at a weighted average interest rate of 6.4%. Also, the company has in place a $150 million committed line of credit as support for commercial paper. As of June 30, 1995, $78.8 million of commercial paper was issued and outstanding at a weighted average interest rate of 6.1%.

3. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company believes that this statement, when adopted in 1996, will not have a material effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 COMPARED
TO SIX MONTHS ENDED JUNE 30, 1994

Net sales were $908.1 million for the first six months of 1995, up 7.8% (3.5% excluding the impact of the acquisitions of National Revenue Corporation, which the Company acquired in the second quarter of 1994, The Software Partnership Ltd. and T/Maker Company, which were acquired in the third quarter of 1994, and Financial Alliance Processing Services, Inc., which the Company acquired in the first quarter of 1995) over the first six months of 1994, when sales were $842.3. The Payment Systems segment revenue for the first six months of 1995
increased 7.6% from the first six months of 1994.   Flat sales
in the Check Printing Division due to slow growth in unit sales and continued price competition in the financial institution market was offset by a 54.3% increase in revenue from the Company's Electronic Payment Systems division, which was due in part to the acquisitions of National Revenue Corporation, The Software Partnership Ltd., and Financial Alliance Processing Services, Inc.

Deluxe's Business Systems segment posted a 13.6% increase in revenue for the first six months of 1995 over the first six months of 1994, due to the growth in domestic and international units and the acquisition of T/Maker Company. Revenue for the Consumer Specialty Products segment increased 0.8%.

Selling, general, and administrative expenses increased $46.7 million or 15.7% for the first six months of 1995 over the first six months of 1994. The Business Systems segment's expenses increased approximately $16.6 million, due primarily to the acquisition of T/Maker Company, as well as increased selling expenses in the international operations. The Electronic Payments Systems division's expenses increased approximately $19.0 million, due primarily to the acquisitions of National Revenue Corporation, Financial Alliance Processing Services, Inc., and The Software Partnership Ltd. and product development costs. Net income was $63.6 million for the first six months of 1995, or 7.0% of sales, compared to $67.6 million for the first six months of 1994, or 8.0% of sales. Included in the 1995 net income is approximately $5 million of pretax gain resulting from insurance payments for the 1994 earthquake damage to the Company's facilities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995
COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

Net sales were $442.5 million for the second quarter of 1995, up 7.3% (3.9% excluding the acquisitions of National Revenue Corporation, The Software Partnership Ltd., T/Maker Company, and Financial Alliance Processing Services Inc.) over the second quarter of 1994, when sales were $412.3 million. The Payment Systems segment's revenue increased 6.9% over the second quarter of 1994. This included a 47.0% increase in revenue from the Company's Electronic Payment Systems division, where all business units reported double digit growth. A significant portion of the Electronic Payment Systems division increase was due to the acquisitions of The Software Partnership Ltd., and Financial Alliance Processing Services, Inc. The Company's Business Systems segment posted an 11.0% increase in revenue in the second quarter of 1995 over second quarter 1994 primarily due to increased revenue in domestic and United Kingdom business forms units, and the acquisition of T/Maker Company.

Selling, general and administrative expenses increased $15.4 million or 10.3% in second quarter 1995 over second quarter 1994. The Electronic Payments Systems division expenses increased approximately $8.7 million, primarily due to the acquisitions noted above (except National Revenue Corporation, which was acquired on April 15, 1994). The Business Systems segment's expenses increased approximately $4.5 million, primarily due to the acquisition of T/Maker Company, as well as increased selling expenses in the international operations.
Net income was $29.7 million in the second quarter of 1995, or 6.7% of sales, compared to $29.6 million in 1994 or 7.2% of sales.

FINANCIAL CONDITION - LIQUIDITY

Cash provided by operations was $75.8 million for the first six months of 1995, compared with $60.9 million for the first six months of 1994. This represents the Company's primary source of working capital for financing capital expenditures and paying
cash dividends.    The Company's working capital on June 30,
1995 was $74.6 million, compared to $130.4 million on December 31, 1994. The decrease in 1995 is primarily the result of the acquisition of Financial Alliance Processing Services, Inc.
The current ratio was 1.2 to 1 on June 30, 1995 and 1.4 to 1 on December 31, 1994.

FINANCIAL CONDITION - CAPITAL RESOURCES

Purchases of property, plant, and equipment totaled  $62.5
million for the six months of 1995, compared to $47.6 million for the comparable prior year period.

In February 1991, the Company issued $100 million of notes, payable in 2001 under its 1989 shelf registration of debt securities. The Company has uncommitted bank lines of credit of $180 million. As of June 30, 1995, $6.0 million was drawn on those lines. In addition, the Company has in place a $150 million committed line of credit as support for commercial paper. As of June 30, 1995, $78.8 million of commercial paper was issued and outstanding. The company intends to pursue additional medium or long-term debt financing to be used for general corporate purposes, including working capital, repayment or repurchase of outstanding indebtedness and other securities of the Company, capital expenditures and possible acquisitions. Cash dividends totaled $61.1 million for the first six months of 1995 compared to $59.5 million for the first six months of 1994.

OUTLOOK

On May 1, 1995, J.A. (Gus) Blanchard III succeeded Harold V. Haverty as President and Chief Executive Officer of the Company. In addition, Mr. Blanchard was elected to the Company's Board of Directors following its annual meeting held on May 8, 1995. In connection with the recent management change, the Company is undertaking a comprehensive evaluation of its businesses and strategy and may, in the future, determine to adjust its business strategy and to pursue acquisitions of complimentary businesses or products or dispositions of certain businesses or products of the Company and its subsidiaries. The Company currently has no commitments to make any such acquisitions or dispositions.

                         PART II. OTHER INFORMATION

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its annual shareholders' meeting on May 8, 1995:
               70,991,076 shares were represented (85.98% of the 82,568,415 shares outstanding).

     1.        Election of Directors:

               The nominees listed in the proxy statement were: Haverty, Olson, Twogood, MacMillan, Renier, Grogan and Jacobson. The results were as follows:

               for all nominees:        70,061,959
               Withheld as to all
               nominees:                   675,954
               Withheld as to fewer
               than all nominees:          253,163
               Broker Non-Vote:                  0

     2. Ratification of appointment of Deloitte & Touche LLP as independent auditors:

               For:                    70,530,670
               Against:                   154,626
               Abstain:                   305,780
               Broker Non-Vote:                 0

                         PART II. OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

    (a)        The following exhibit is filed as part of this report:

              (27) Financial Data Schedule

    (b) The Company did not, and was not required to file any reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DELUXE CORPORATION
                                                        (Registrant)


Date       August 14, 1995                   /s/  J.A. Blanchard III
    ----------------------------             -----------------------------------
                                             J.A. Blanchard III, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



Date       August 14, 1995                   /s/  C.M. Osborne
    ----------------------------             -----------------------------------
                                             C.M. Osborne, Senior Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)