Form 10-Q
period 1995-10-30
DELUXE CORP
filed 1995-11-14
CIK 27996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For quarterly period ended              September 30, 1995
                           ---------------------------------------------------
                                                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the transition period from                         to
                              ------------------------    ---------------------





Commission file number:        1-7945
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
                                    Yes   X       No
                                       ---------    --------

The number of shares outstanding of the registrant's common stock, par value $1.00 per share, at November 1, 1995 was 82,625,936.




ITEM 1.  FINANCIAL STATEMENTS                     PART I.
                                           FINANCIAL INFORMATION
                                   DELUXE CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                           (Dollars in Thousands)







                                                                        September 30, 1995         December 31,
                                                                           (Unaudited)                 1994
                                                                        ------------------         ------------
CURRENT ASSETS
     Cash and cash equivalents                                                  $   21,611           $   29,139
     Marketable securities                                                          30,308               49,109
     Trade accounts receivable                                                     161,841              142,087
     Inventories:
          Raw material                                                              24,003               25,198
          Semi-finished goods                                                       27,859               26,046
          Finished goods                                                            49,345               36,976
     Deferred advertising                                                           31,327               27,770
     Deferred income taxes                                                          24,946               25,647
     Prepaid expenses and other current assets                                      59,001               58,894
                                                                                ----------           ----------
          Total current assets                                                     430,241              420,866
                                                                                ----------           ----------
LONG-TERM INVESTMENTS                                                               46,265               45,091
PROPERTY, PLANT AND EQUIPMENT
      Land                                                                          42,803               38,286
      Buildings and improvements                                                   292,402              284,131
      Machinery and equipment                                                      581,918              544,092
      Construction in progress                                                      15,987                3,225
                                                                                ----------           ----------
           Total                                                                   933,110              869,734
      Less accumulated depreciation                                                436,032              407,916
                                                                                ----------           ----------
           Property, plant, and equipment - net                                    497,078              461,818
INTANGIBLES

      Cost in excess of net assets acquired - net                                  308,906              284,420
      Other intangible assets - net                                                 61,900               44,077
                                                                                ----------           ----------
           Total intangibles                                                       370,806              328,497
                                                                                ----------           ----------
                 TOTAL ASSETS                                                   $1,344,390           $1,256,272
                                                                                ----------           ----------
                                                                                ----------           ----------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
      Accounts payable                                                          $   66,371            $  65,033
      Accrued liabilities:

           Wages, including vacation pay                                            58,750               50,366
           Employee profit sharing and pension                                      42,823               57,915
           Accrued rebates                                                          31,580               28,741
           Income taxes                                                              7,181                5,394
           Other                                                                    72,107               67,313
      Short-term debt                                                               86,754               11,219
      Long-term debt due within one year                                             4,916                4,479
                                                                                ----------           ----------
           Total current liabilities                                               370,482              290,460
                                                                                ----------           ----------
LONG-TERM DEBT                                                                     114,438              110,867
                                                                                ----------           ----------
DEFERRED INCOME TAXES                                                               37,908               40,552
SHAREHOLDERS' EQUITY
      Common shares - $1 par value (authorized 500,000,000                          82,512               82,375
        shares; issued:  82,511,562)
      Additional paid-in capital                                                     5,891                1,694
      Retained earnings                                                            733,449              732,158
      Cumulative translation adjustment                                              1,243                  369
      Unearned compensation                                                           (765)                (149)
      Net unrealized change - marketable securities                                   (768)              (2,054)
                                                                                ----------           ----------
           Total shareholders' equity                                              821,562              814,393
                                                                                ----------           ----------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,344,390           $1,256,272
                                                                                ----------           ----------
                                                                                ----------           ----------





See Notes to Consolidated Financial Statements




                                   DELUXE  CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands Except per Share Amounts)
                                               (Unaudited)



                                                        QUARTER ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------       -------------------------------
                                                             1995          1994                  1995        1994
                                                             ----          ----                  ----        ----
NET SALES                                                  $449,526      $426,654               $1,357,633    $1,268,986
OPERATING EXPENSES
    Cost of sales                                           203,322       195,914                  616,079       581,813
    Selling, general, and administrative                    171,463       160,601                  515,511       457,935
    Employee profit sharing and pension                      14,972        15,383                   44,934        45,826
    Employee bonus and stock purchase discount                5,240         4,946                   17,936        17,615
    Restructuring credit                                                  (10,000)                               (10,000)
                                                         ----------    ----------              -----------    ----------
         Total                                              394,997       366,844                1,194,460     1,093,189
                                                         ----------    ----------              -----------    ----------
INCOME FROM OPERATIONS                                       54,529        59,810                  163,173       175,797


OTHER INCOME (EXPENSE)

    Investment and other income                               1,369         1,535                   9,359          7,065
    Interest expense                                         (3,589)       (2,534)                (10,042)        (8,695)
                                                         ----------    ----------              ----------     ----------
INCOME BEFORE INCOME TAXES                                   52,309        58,811                 162,490        174,167

PROVISION FOR INCOME TAXES                                   22,933        25,536                  69,542         73,294
                                                         ----------    ----------              ----------     ----------

NET INCOME                                               $   29,376    $   33,275              $   92,948     $  100,873
                                                         ----------    ----------              ----------     ----------
                                                         ----------    ----------              ----------     ----------

AVERAGE COMMON SHARES OUTSTANDING                        82,486,220    82,332,373              82,435,645      82,396,913
NET INCOME PER COMMON SHARE                                   $0.36         $0.40                   $1.13           $1.22
CASH DIVIDENDS PER COMMON SHARE                               $0.37         $0.37                   $1.11           $1.09


See Notes to Consolidated Financial Statements

                                  DELUXE CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Nine Months Ended September 30, 1995 and 1994
                                         (Dollars in Thousands)
                                              (Unaudited)





                                                                           1995               1994
                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $  92,948            $100,873
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                          50,027              43,717
    Amortization of intangibles                                           25,252              19,551
    Stock purchase discount                                                6,134               6,274
    Deferred income taxes                                                   (754)             (1,036)
    Changes in assets and liabilities, net of effects from
      acquisitions:
        Trade accounts receivable                                        (16,403)            (10,337)
        Inventories                                                      (12,445)            (21,139)
        Accounts payable                                                  (2,757)              8,531
        Other assets and liabilities                                     (11,185)            (33,552)
                                                                        ---------          ---------
            Net cash provided by operating activities                    130,817             112,882

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of marketable securities with maturities of more
      than 3 months                                                                          (13,115)
    Proceeds from sales of marketable securities with maturities
      of more than 3 months                                               20,317              43,500
    Net change in marketable securities with maturities of
      3 months or less                                                                        20,000
    Purchases of property, plant, and equipment                          (91,904)            (74,203)
    Payments for acquisitions, net of cash acquired                      (37,313)            (52,196)
    Other                                                                 (2,190)            (21,816)
                                                                        --------           ---------
          Net cash used in investing activities                         (111,090)            (97,830)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt                                            (7,094)             (2,632)
    Payments to retire common stock                                      (21,979)            (33,135)
    Proceeds from issuing stock under employee plans                      18,917              18,900
    Proceeds from short-term debt                                         74,558              18,000
    Cash dividends paid to shareholders                                  (91,657)            (89,951)
                                                                        --------           ---------
          Net cash used in financing activities                          (27,255)            (88,818)
                                                                        --------           ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (7,528)            (73,766)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          29,139             114,103
                                                                        --------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $21,611             $40,337
                                                                        --------           ---------
                                                                        --------           ---------



See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 1995, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.  The Company has uncommitted bank lines of credit of $189.5 million
    available at variable interest rates.  As of  September 30, 1995,   $7.5
    million was drawn on those lines at a weighted average interest rate of 6.8%. Also, the company has in place a $150 million committed line of credit as support for commercial paper. As of September 30, 1995, $79.3 million of commercial paper was issued and outstanding at a weighted average interest rate of 5.9%. During the third quarter of 1995, the Company filed a shelf registration for a $300 million medium term note program. As of September 30, 1995, no such notes were issued or outstanding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

Net sales were $1,357.6 million for the first nine months of 1995, up 7.0% (2.9% excluding the impact of the acquisitions of NRC Holding Corporation, which the Company acquired in the second quarter of 1994, The Software Partnership Ltd. and T/Maker Company, which were acquired in the third quarter of 1994, and Financial Alliance Processing Services, Inc., which the Company acquired in the first quarter of 1995) over the first nine months of 1994, when sales were $1,269.0 million.

The Payment Systems segment revenue for the first nine months of 1995 increased 7.1% from the first nine months of 1994. Flat sales in the Check Printing Division due to slow growth in unit sales and continued price competition in the financial institution market was offset by a 46.3% increase in revenue from the Company's Electronic Payment Systems division, which was due in part to the acquisitions of NRC Holding Corporation, The Software Partnership Ltd., and Financial Alliance Processing Services, Inc. The Business Systems segment posted a 12.8% increase in revenue for the first nine months of 1995 over the first nine months of 1994, due to the growth in domestic and international business forms units and the acquisition of T/Maker Company. Revenue for the Consumer Specialty Products segment decreased 1.3% due to decreased advertising and lower product demand.

Selling, general, and administrative expenses increased $57.6 million or 12.6% for the first nine months of 1995 over the first nine months of 1994. The Business Systems segment's expenses increased approximately $23.0 million, due to the acquisition of T/Maker Company, increased selling expenses in the international operations, and product development costs. The Electronic Payments Systems division's expenses increased approximately $28.1 million, due primarily to the acquisitions of NRC Holding Corporation, Financial Alliance Processing Services, Inc., and The Software Partnership Ltd. and increased product development costs. Net income was $92.9 million for the first nine months of 1995, or 6.8% of sales, compared to $100.9 million for the first nine months of 1994, or 8.0% of sales. Included in the 1995 net income is approximately $5 million of pretax gain resulting from insurance payments for the 1994 earthquake damage to the Company's facilities. 1994 net income included a $10 million pretax credit to reduce the Company's 1993 restructuring charge.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

Net sales were $449.5 million for the third quarter of 1995, up 5.4% (3.5% excluding the acquisition Financial Alliance Processing Services Inc.) over the third quarter of 1994, when sales were $426.7 million. The Payment Systems segment's revenue increased 6.0% over the third quarter of 1994.
This included a 33.5% increase in revenue from the Company's Electronic Payment Systems division. A significant portion of the Electronic Payment Systems division increase was due to the acquisition of Financial Alliance Processing Services, Inc. The Company's Business Systems segment posted an 11.0% increase in revenue, primarily due to increased revenue in domestic and United Kingdom business forms units. Revenue for the Consumer Specialty Products segment decreased 5.5% due to decreased advertising and lower product demand.

Selling, general and administrative expenses increased $10.9 million or 6.8% in second quarter 1995 over second quarter 1994. The Electronic Payments Systems division expenses increased approximately $9.2 million, primarily due to the acquisition of Financial Alliance Processing Services, Inc. and increased product development costs. The Business Systems segment's expenses increased approximately $6.4 million, primarily due to product development
and process  improvement costs.   Net income was  $29.4 million in the third
quarter of 1995, or 6.5% of sales, compared to $33.3 million in 1994 or 7.8% of sales. 1994 net income included a $10 million pretax credit to reduce the Company's 1993 restructuring charge.


FINANCIAL CONDITION - LIQUIDITY

Cash provided by operations was $130.8 million for the first nine months of 1995, compared with $112.9 million for the first nine months of 1994. This represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends. The Company's working capital on September 30, 1995 was $59.8 million, compared to $130.4 million on December 31, 1994. The decrease in 1995 is primarily the result of the
acquisition of Financial Alliance Processing Services, Inc.   The current
ratio was 1.2 to 1 on September 30, 1995 and 1.4 to 1 on December 31, 1994.

FINANCIAL CONDITION - CAPITAL RESOURCES

Purchases of property, plant, and equipment totaled $91.9 million for the first nine months of 1995, compared to $74.2 million for the comparable prior year period.

In February 1991, the Company issued $100 million of notes, payable in 2001 under its 1989 shelf registration of debt securities. The Company has uncommitted bank lines of credit of $189.5 million. As of September 30, 1995, $7.5 million was drawn on those lines. In addition, the Company has in place a $150 million committed line of credit as support for commercial paper. As of September 30, 1995, $79.3 million of commercial paper was issued and outstanding. During the third quarter of 1995 the company filed a shelf registration for a $300 million medium term note program to be used for general corporate purposes, including working capital, repayment or repurchase of outstanding indebtedness and other securities of the Company, capital expenditures and possible acquisitions. As of September 30, 1995 no such notes were issued or outstanding. Cash dividends totaled $91.7 million for the first nine months of 1995 compared to $90.0 million for the first nine months of 1994.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

     (12) Computation of Ratios
     (27) Financial Data Schedule


(b) The Company did not, and was not required to file any reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELUXE CORPORATION
                                       ------------------
                                          (Registrant)


Date      November 14, 1995              /s/  J.A. Blanchard III
     ------------------------------      --------------------------------------
                                         J.A. Blanchard III, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


Date      November 14, 1995              /s/  C.M. Osborne
     ------------------------------      --------------------------------------
                                         C. M. Osborne, Senior Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)