Form 10-K405
period 1995-12-31
DELUXE CORP
filed 1996-04-01
CIK 27996

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      Form 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the fiscal year ended December 31, 1995.

    Commission file number 1-7945.

                                  DELUXE CORPORATION

                (Exact name of registrant as specified in its charter)

    Minnesota                                    41-0216800

    (State or other jurisdiction of              (IRS Employer
    incorporation or organization)               Identification No.)


    3680 Victoria St. N., Shoreview, Minnesota   55126-2966
    (Address of principal executive offices)     (ZIP Code)


Registrant's telephone number:  (612) 483-7111.

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share     New York Stock Exchange

(Title of Class)                            (Name of each exchange on which
                                             registered)


Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X   Yes      No
                                   ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,674,816,268 based on the average bid and asked prices of the stock on the New York Stock Exchange on March 11, 1996. The number of outstanding shares of the registrant's common stock as of March 11, 1996, is 82,454,607.

Documents Incorporated by Reference:
    1. Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1995, are incorporated by reference in Parts I, II and IV.

    2. Portions of the registrant's proxy statement dated March 27, 1996, are incorporated by reference in Part III.


                                  DELUXE CORPORATION

                                        PART I

ITEM 1.       DESCRIPTION OF BUSINESS

  Deluxe Corporation provides products and services primarily to the financial payment systems industry and also markets specialty products to small businesses and consumers. The Company began business in 1915 in St. Paul, Minnesota, printing checks for banks and their customers. The Company today is headquartered in Shoreview, Minnesota, and has facilities in the United States, Puerto Rico, Canada and the United Kingdom. The Company's products and services are sold primarily in the United States. Unless the context otherwise requires, the term the "Company" refers to Deluxe Corporation and its subsidiaries.

  The Company's operations are conducted by Deluxe Corporation and 14 wholly owned subsidiaries. The marketing operations of the Company are divided between two market-serving units: Deluxe Financial Services and Deluxe Direct.

DELUXE FINANCIAL SERVICES

  Deluxe Financial Services provides check printing, electronic funds transfer, software and related services to the financial industry; payment systems protection services, including check authorization, account verification, and collection services, to financial institutions and retailers; credit card processing services to retailers; and electronic benefit transfer services to state governments. Deluxe Financial Services had net sales of approximately $1.2 billion in 1995, accounting for approximately 63 percent of the Company's total sales.

  CHECK PRINTING

  Deluxe prints and sells to financial institutions and depositors checks and related banking forms. The Company is the nation's leading printer of checks for financial institutions, having an approximately 50 percent share of the estimated $1.6 billion U.S. financial institution check market. During 1995, the Company made gross sales of checks and related banking forms in excess of $100,000 to approximately 1,907 financial institutions (not including branches as separate entities).

  Depositors commonly submit initial check orders and reorders to their financial institutions, which forward them to one of the Company's printing plants. Printed checks are shipped directly by the Company to the depositors, typically on the business day after receipt of the order. The Company's charges are paid by the financial institutions, which in turn usually deduct the charges from the depositors' accounts. The Company endeavors to produce and ship all financial institution check orders within two days after receipt of order. In 1995, the Company delivered 99.81 percent of such check orders error-free.

  Payment systems and methods have been changing in the United States in recent years as banking and other industries have introduced alternatives to the traditional check, including charge cards, credit cards, debit cards and electronic payments, among others. Sales of checks to financial institutions have been subject to increased competition and consequent pressure on prices. In addition, the direct mail segment of the check market is growing rapidly as a lower-priced alternative to financial institution checks and in 1995 represented an estimated 17 percent of the personal check market. These developments have produced a mature market for checks and have accelerated pricing pressure on the Company's check sales. As a result, financial institution check printing revenues have declined in recent years.

  The Company believes that revenues from traditional pocket and deskbook size check sales to financial institutions will likely continue to decline in the future. To stabilize check printing operations and improve profitability, the Company has focused on controlling expenses and increasing efficiency (see "Recent Developments"), and on higher margin products and services, such as specially designed checks and licensed check designs. At the same time, the growing direct mail check segment has been an opportunity for the Company's Current, Inc., subsidiary, the nation's largest supplier of direct mail personal checks. See "Deluxe Direct."

  The Company also sells personalized plastic automated teller machine (ATM) cards and credit and debit cards to financial institutions and retailers, and driver's licenses and other identification cards to government agencies. In addition, the Company prints direct communications products, such as letter checks and other personalized marketing products used by financial institutions.

  ELECTRONIC FUNDS TRANSFER

  Deluxe Data Systems, Inc., provides electronic funds transfer processing and software and is the nation's largest third-party transaction processor for regional ATM networks. Deluxe Data processed approximately 1.7 billion transactions in 1995. Deluxe Data also provides services in emerging debit markets, including electronic benefit transfer (EBT) and retail point-of-sale
(POS) transaction processing. EBT programs use ATM and POS terminals to deliver food stamps and welfare assistance. Deluxe Data currently supports EBT programs for the state governments of Maryland, New Jersey, Utah and Kansas and has recently been awarded contracts to serve the Southern Alliance of States and the Northeast Coalition of States.

  PAYMENT SYSTEMS PROTECTION SERVICES

  CHECK AUTHORIZATION
  Electronic Transaction Corporation (ETC) is the nation's largest check authorization service for retailers. Through its Shared Check Authorization Network (SCAN), ETC maintains a database of individuals who have outstanding dishonored checks. In addition, it provides closed account data supplied by ChexSystems, Inc., a Deluxe subsidiary, and other parties. Using SCAN, participating retailers authorized more than 2.1 billion checks in 1995.

  ACCOUNT VERIFICATION
  ChexSystems, Inc., provides account verification services for financial institutions and served more than 64,000 financial institution office locations in 1995. ChexSystems maintains a database of individuals who previously have had checking accounts closed for cause. It also provides SCAN data relating to dishonored checks to financial institutions. Financial institutions access this data in considering whether to open checking accounts for individual applicants. ChexSystems also performs collection services for financial institutions.

  COLLECTION SERVICES
  National Revenue Corporation (NRC) and its affiliates provide collection and accounts receivable management services to retail, financial, medical and commercial credit grantors. NRC has 32 sales offices nationwide and conducts collection activity for approximately 25,000 business, government and professional clients.

  CREDIT CARD PROCESSING
  Financial Alliance Processing Services, Inc., which was acquired during January, 1995, is a full-service credit card processor enabling retailers to accept payment by credit card. In 1995, Financial Alliance processed approximately 27 million credit card transactions and provided services to more than 270 financial institutions and 60,000 retailers.

DELUXE DIRECT

  Deluxe Direct provides direct mail checks to households and small businesses. It also markets forms, record-keeping systems, specialty papers, and other products to small businesses; provides tax forms and electronic tax filing services to tax preparers; and sells direct mail greeting cards, gift wrap, and related products to households. Deluxe Direct had net sales of approximately $678.5 million in 1995, accounting for approximately 37 percent of the Company's total sales.

  Deluxe Direct markets its products primarily through Current, Inc., PaperDirect, Inc., and the General Business Forms and Health Care Forms divisions of Deluxe Corporation.

  Current is the nation's leading direct mail supplier of checks and social expression products, including greeting cards, gift wrap, small gifts and related products. Current is the largest supplier among the approximately 30 companies engaged in selling checks by direct mail. Current's social expression business is seasonal and based on holidays. Historically, more than one-third of Current's annual sales have been made in the fourth quarter.

  General Business Forms produces and markets short-run computer and business forms and record-keeping systems for small businesses and professional practices. Health Care Forms produces and markets forms to medical and dental offices. Both product lines are sold primarily through direct mail and telephone marketing.

  PaperDirect, Inc., is a direct mail marketer of specialty papers, presentation products and pre-designed forms for laser printing and desktop publishing. Deluxe Direct also includes Nelco, Inc., a supplier of tax forms, tax forms software, and electronic tax filing services; and T/Maker Company, a publisher of image content software, including clip art (see "Recent Developments").

  Many of Deluxe Direct's products are sold internationally by Deluxe United Kingdom Limited and Deluxe Canada Inc.

RECENT DEVELOPMENTS

  In early 1996, the Company announced that it had initiated a major consolidation program, which includes closing 26 of the Company's 41 printing and warehousing facilities over the 1996-1997 period and significantly reducing the number of its staff and production employees. In addition, the Company announced that it is re-evaluating its plans for various businesses and that it will discontinue or dispose of certain business units and products that are not closely related to the market focus of Deluxe Financial Services and Deluxe Direct.

  The units to be discontinued or sold include the Company's ink manufacturing division, its financial institution forms production unit, and T/Maker's ClickArt and Vroombooks product groups. Additional dispositions are being considered, but the Company currently has no binding commitments to make any acquisitions or other dispositions.

  The Company was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, the Company was named Deluxe Check Printers, Incorporated. The Company's principal executive offices are located at 3680 Victoria St. N., Shoreview, Minnesota 55126-2966, telephone (612) 483-7111.

EMPLOYEES

  Including its subsidiaries, the Company has approximately 19,300 full- and part-time employees. It has a number of employee benefit plans, including retirement, medical and hospitalization plans. The Company has never experienced a work stoppage or strike and considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company are elected by the board of directors each year. The term of office of each executive officer will expire at the annual meeting of the board after the annual shareholders meeting on May 6, 1996. The principal occupation of each executive officer is with the Company, and their positions are as follows:

                                                                     Officer
Name                              Position                 Age        Since
- ----                              --------                 ---       -------
John A. Blanchard III   President and chief                53        1995
                           executive officer
Jerry K. Twogood        Executive vice president           55        1974
Mark T. Gritton         Senior vice president              47        1988
John H. LeFevre         Senior vice president, secretary   52        1994
                           and general counsel
Lawrence J. Mosner      Senior vice president              53        1995
Charles M. Osborne      Senior vice president and          42        1981
                           chief financial officer
Michael F. Reeves       Vice president, human resources    46        1987
Michael R. Schwab       Senior vice president and          50        1994
                           chief information officer


  MR. BLANCHARD has served as president and chief executive officer of the Company since May 1, 1995. From January 1994 to April 1995, Mr. Blanchard was executive vice president of General Instrument Corporation, a supplier of systems and equipment to the cable and satellite television industry. From 1991 to 1993, Mr. Blanchard was chairman and chief executive officer of Harbridge Merchant Services, a national credit card processing company. Previously, Mr. Blanchard was employed by American Telephone & Telegraph Company for 25 years, most recently as senior vice president responsible for national business sales.

  MR. TWOGOOD has been employed by the Company since 1959. Since 1987, Mr. Twogood has been executive vice president. From 1988 to February 1996, he served as chief operating officer and since November 1995 has served principal executive officer for the Company's manufacturing operations.

  MR. GRITTON has been employed by the Company since 1972. From 1990 to 1993, Mr. Gritton was vice president with principal responsibility for regional operations of the Payment Systems Division. From 1993 to 1995, he served as president of the Company's paper payments unit and, since November 1995, as principal executive officer of Deluxe Financial Services.

  MR. LEFEVRE has been responsible for the law department of the Company since February 1994 and has served as senior vice president, general counsel and secretary. From 1978 to February 1994, Mr. LeFevre was employed by Wang Laboratories, Inc. From 1988 until February 1994, he held various positions in Wang Laboratories' law department, including corporate counsel, vice president, general counsel and secretary. Wang Laboratories manufactures and sells computer hardware and software and related services.

  MR. MOSNER has served as senior vice president and principal executive officer of Deluxe Direct since November 1995. From 1993 to 1995, Mr. Mosner was executive vice president and chief operating officer of Hanover Direct, a direct marketing company, with responsibility for non-apparel products. Previously, he was employed for 28 years by Sears, Roebuck and Company, where he was vice president of merchandising from 1991 to 1993.

  MR. OSBORNE has been employed by the Company since 1981 and has served as chief financial officer since 1984 and senior vice president since 1989.

  MR. REEVES has been employed by the Company since 1970 and has been a vice president since 1987. From 1987 to 1992, Mr. Reeves was regional manager of the Company's Northeastern printing operations. From 1992 to 1994, Mr. Reeves was the manager of the Company's financial institution forms production unit, and since July 1994, Mr. Reeves has had principal responsibility for the Company's human resources department.

  MR. SCHWAB has been responsible for the information systems of the Company and has served as senior vice president and chief information officer since November 1994. Previously, Mr. Schwab was employed by USAir, a commercial air carrier, from 1989 to 1991 as senior vice president and chief information officer, and from 1991 to April 1994 as executive vice president of operations.

ITEM 2.       PROPERTIES

  The Company conducts production and service operations in 81 facilities located in 29 states, Puerto Rico, Canada and the United Kingdom. These buildings total 5,084,000 square feet. The Company's headquarters occupies a 160,000-square-foot building in Shoreview, Minnesota. Deluxe Financial Services has two principal facilities in Shoreview, Minnesota, totaling approximately 251,700 square feet. These sites are devoted to sales, administration, and marketing. Deluxe Direct's principal facilities are a 156,000-square-foot marketing building in Shoreview, Minnesota, and a 148,000-square-foot sales and product design building in Colorado Springs, Colorado. All but four of the Company's production facilities are one story high and most were constructed and equipped in accordance with the Company's plans and specifications.

  More than half of the Company's total production area has been constructed during the past 20 years. The Company owns 59 of its facilities and leases the remainder for terms expiring from 1996 to 2001. Depending upon the circumstances, when a lease expires, the Company either renews the lease or constructs a new facility to replace the leased facility. All facilities are adequately equipped for the Company's operations.

ITEM 3.       LEGAL PROCEEDINGS

  Other than ordinary routine litigation incidental to its business, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the Company's property is subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                       PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

  Reference is made to the information under the caption "Financial Highlights" on page 1, and "Shareholder Information" on page 33 of the Company's annual report.

ITEM 6.       SELECTED FINANCIAL DATA

  Reference is made to the information under the caption "Eleven-year Summary" on pages 18 and 19 in the Company's annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to the information under the caption "Management's Discussion and Analysis" on pages 14 through 16 in the Company's annual report.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to the financial statements, notes and independent auditors' report on pages 20 through 31 of the Company's annual report and the information under the caption "Summarized Quarterly Financial Data" (unaudited) on page 31 in the Company's annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                       PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
              EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to the Company's proxy statement.

                                       PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following financial statements, schedules and independent auditors' report and consent are filed as part of this report:

                                                                   Page in
                                                                annual report

         (1)  Financial Statements:
              Consolidated Balance Sheets at December 31, 1995
                and 1994 . . . . . . . . . . . . . . . . . . . . . . 20 - 21
              Consolidated Statements of Income for the three
                years in the period ended December 31, 1995. . . . . 22
              Consolidated Statements of Cash Flows for the three
                years in the period ended December 31, 1995. . . . . 23
              Notes to Consolidated Financial Statements . . . . . . 24 - 30
              Independent Auditors' Report . . . . . . . . . . . . . 31
         (2)  Supplemental Financial Information (Unaudited):
              Summarized Quarterly Financial Data. . . . . . . . . . 31

         (3)  Independent Auditors' Consent to the incorporation
              by reference of its reports in the Company's
              registration statements 2-96963, 33-53585, 33-57261,
              33-32279, 33-58510 and 33-62041. . . . . . . . . . . . F-1

  Schedules other than those listed above are not required or are not applicable, or the required information is shown in the financial statements or notes.

         (b) The Company filed a report on Form 8-K on October 27, 1995, relating to a Distribution Agreement entered into for a public offering of medium-term notes.

         (c) The following exhibits are filed as part of or are incorporated in this report by reference:

              (3)  A -  Articles of Incorporation, incorporated by reference to the Company's Form 10-K for the year ended December 31, 1990.
                   B - Bylaws, incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994.
              (4)  A -  Rights Agreement, incorporated by reference to the
                        Company's Form 8-K dated February 17, 1988.
                   B - Indenture, incorporated by reference to the Company's Form S-3 dated November 24, 1989.
                   C -  (i)  Indenture, incorporated by reference to the
                             Company's Form S-3 filed on August 23, 1995.
                        (ii) Amendment to Indenture, incorporated by reference
                             to the Company's Amendment No. 1 to Form S-3 filed on September 21, 1995.
              (10) A -  Deferred Compensation Plan
                   B -  Supplemental Benefits Plan
                   C - Stock Option Plan, incorporated by reference to the Company's Form 10-K for the year ended December 31, 1989.
                   D - Stock Incentive Plan, incorporated by reference to the Company's Form S-8 filed on May 11, 1994.
                   E - Performance Share Plan, incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994.
                   F - Annual Incentive Plan, incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994.
                   G - Description of Initial Compensation and Employment Arrangement with John A. Blanchard III
                   H -  Description of Supplemental Pension Plan
                   I -  Deferred Compensation Agreement
                   J - Description of Compensation Arrangement with Harold V. Haverty
              (12)      Ratio of Earnings to Fixed Charges
              (13)      1995 Annual Report to Shareholders
              (21)      Subsidiaries of the Registrant
              (23) Independent Auditors' Consent, incorporated by reference to page F-1 of the Company's Form 10-K for the year ended December 31, 1995.
              (24) Powers of Attorney of officers and directors signing by an attorney-in-fact.

              (27)      Financial Data Schedule
              (29) Proxy Statement, incorporated by reference to the Company's definitive proxy statement filed on March 27, 1996.

  Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of the Company's reasonable expenses ($.25 per page) in furnishing such copies.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, State of Minnesota on March 27, 1996.

                                       DELUXE CORPORATION
                                       By /s/ John A. Blanchard III
                                       ----------------------------
                                       John A. Blanchard III
                                       President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 27, 1996.

                                       By /s/ John A. Blanchard III
                                       ----------------------------
                                       John A. Blanchard III for Himself and
                                       as Attorney-In-Fact*
John A. Blanchard III, Director and
Principal Executive Officer
Harold V. Haverty, Director
Jerry K. Twogood, Director
Eugene R. Olson, Director
Whitney MacMillan, Director
James J. Renier, Director
Barbara B. Grogan, Director
Allen F. Jacobson, Director
Stephen P. Nachtsheim, Director
Charles M. Osborne, Principal
Financial Officer and Principal Accounting Officer

*By Power of Attorney set forth in Exhibit 24 to this report.

                            INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in registration statements 2-96963, 33-53585 and 33-57261 on Form S-8 and 33-32279, 33-58510 and 33-62041 on Form
S-3 of our report dated February 9, 1996, appearing in or incorporated by reference in this Annual Report on Form 10-K of Deluxe Corporation for the year ended December 31, 1995.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
March 27, 1996

                                    EXHIBIT INDEX

The following exhibits are filed as part of this report:

10 A Deferred Compensation Plan
10 B Supplemental Benefit Plan
10 G Description of Initial Compensation and Employment Arrangement with
     John A. Blanchard III
10 H Description of Supplemental Pension Plan
10 I Deferred Compensation Agreement
10 J Description of Compensation Arrangement with Harold V. Haverty
12 Ratio of Earnings to Fixed Charges
13 Documents Incorporated by Reference 1995 Annual Report to Shareholders 21 Subsidiaries
24 Power of Attorney
27 Financial Data Schedule