Form 10-Q
period 1996-03-31
DELUXE CORP
filed 1996-05-15
CIK 27996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended           March 31, 1996
                           ------------------------------------------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:            1-7945
                       ----------------------------------------------------

                             DELUXE CORPORATION
- ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     MINNESOTA                                  41-0216800
- ---------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

3680 Victoria St. N., St. Paul, Minnesota            55126-2966
- ---------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip code)

                               (612) 483-7111
- ---------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X       No
                                               -------      -------

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at May 1, 1996 was 82,537,467.

ITEM I.  FINANCIAL STATEMENTS


                         PART I.  FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                                           March 31, 1996      December 31,
                                                                                            (Unaudited)            1995
                                                                                         -----------------  ----------------
CURRENT ASSETS
   Cash and cash equivalents                                                                 $22,857           $13,668
   Trade accounts receivable                                                                 175,519           169,310
   Inventories:
      Raw material                                                                            18,639            22,475
      Semi-finished goods                                                                     22,117            24,861
      Finished goods                                                                          24,963            28,566
   Supplies                                                                                   11,038            11,139
   Deferred advertising                                                                       13,463            20,017
   Deferred income taxes                                                                      36,751            35,926
   Prepaid expenses and other current assets                                                  47,469            55,136
                                                                                          ----------       -----------
      Total current assets                                                                   372,816           381,098
                                                                                          ----------       -----------
LONG-TERM INVESTMENTS                                                                         52,444            48,147
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                       43,562            43,632
   Buildings and improvements                                                                314,975           299,954
   Machinery and equipment                                                                   574,376           578,922
   Construction in progress                                                                      889            18,315
                                                                                          ----------       -----------
      Total                                                                                  933,802           940,823
   Less accumulated depreciation                                                             457,692           446,665
                                                                                          ----------       -----------
      Property, plant, and equipment - net                                                   476,110           494,158
INTANGIBLES
   Cost in excess of net assets acquired - net                                               302,557           301,289
   Other intangible assets - net                                                              76,016            70,403
                                                                                          ----------       -----------
      Total intangibles                                                                      378,573           371,692
                                                                                          ----------       -----------
         TOTAL ASSETS                                                                     $1,279,943        $1,295,095
                                                                                          ----------       -----------
                                                                                          ----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                          $59,765           $75,644
   Accrued liabilities:
      Wages, including vacation pay                                                           54,345            51,549
      Employee profit sharing and pension                                                     17,176            56,906
      Accrued rebates                                                                         34,491            31,373
      Restructuring costs                                                                     35,831             6,283
      Other                                                                                   94,414            89,392
   Short-term debt                                                                            60,016            48,962
   Long-term debt due within one year                                                          9,126             8,699
                                                                                          ----------       -----------
      Total current liabilities                                                              365,164           368,808
                                                                                          ----------       -----------
LONG-TERM DEBT                                                                               110,514           110,997
                                                                                          ----------       -----------
DEFERRED INCOME TAXES                                                                         36,426            34,916
SHAREHOLDERS' EQUITY
   Common shares - $1 par value (authorized 500,000,000 shares; issued: 82,362,582)           82,363            82,364
   Additional paid-in capital                                                                    908             1,455
   Retained earnings                                                                         685,412           697,036
   Cumulative translation adjustment                                                              67               500
   Unearned compensation                                                                        (685)             (739)
   Net unrealized change - marketable securities                                                (226)             (242)
                                                                                          ----------       -----------
      Total shareholders' equity                                                             767,839           780,374
                                                                                          ----------       -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $1,279,943        $1,295,095
                                                                                          ----------       -----------
                                                                                          ----------       -----------

See Notes to Consolidated Financial Statements

                         DELUXE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands Except per Share Amounts)
                                    (Unaudited)


                                                                   QUARTER ENDED MARCH 31,
                                                                   -----------------------
                                                                  1996                 1995
                                                                  ----                 ----
NET SALES                                                       $488,088             $465,388
OPERATING EXPENSES
   Cost of sales                                                 250,662              209,782
   Selling, general, and administrative                          185,170              179,011
   Employee profit sharing and pension                            14,409               14,621
   Employee bonus and stock purchase discount                      3,901                5,483
                                                                --------             --------
      Total                                                      454,142              408,897
                                                                --------             --------
INCOME FROM OPERATIONS                                            33,946               56,491

OTHER INCOME (EXPENSE)
Other Income                                                       1,113                6,063
Interest Expense                                                  (2,788)              (3,004)
                                                                --------             --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             32,271               59,550

PROVISION FOR INCOME TAXES                                        13,350               24,998
                                                                --------             --------
INCOME FROM CONTINUING OPERATIONS                                 18,921               34,552

DISCONTINUED OPERATIONS
Loss from operations (net of income tax benefit of $494 in 1995)                         (713)

NET INCOME                                                       $18,921              $33,839
                                                                --------             --------
                                                                --------             --------

AVERAGE COMMON SHARES OUTSTANDING                             82,407,794           82,419,035
NET INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS             $0.23                $0.42
NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS                               $(0.01)
                                                                --------             --------
NET INCOME PER SHARE                                               $0.23                $0.41

CASH DIVIDENDS PER COMMON SHARE                                    $0.37                $0.37



See Notes to Consolidated Financial Statements

                              DELUXE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31, 1996 and 1995
                                   (Dollars in Thousands)
                                        (Unaudited)


                                                                                                         1996          1995
                                                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                          $18,921        $33,839
   Discontinued operations                                                                                                713
                                                                                                       -------        -------
   Income from continuing operations                                                                    18,921         34,552
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                       17,018         15,889
     Amortization of intangibles                                                                         9,386          8,167
     Stock purchase discount                                                                             1,997          2,067
     Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
        Trade accounts receivable                                                                       (3,738)        (4,534)
        Inventories                                                                                      9,615         (1,283)
        Accounts payable                                                                               (16,764)        (4,984)
        Restructuring costs                                                                             29,548
        Other assets and liabilities                                                                   (16,793)       (11,796)
                                                                                                       -------        -------
     Net cash provided by continuing operations                                                         49,190         38,078
     Net cash (used) provided by discontinued operations                                                (1,036)         1,676
                                                                                                       -------        -------
         Net cash provided by operating activities                                                      48,154         39,754

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of marketable securities with maturities of more than 3 months                    6,250          3,010
   Purchases of property, plant, and equipment                                                         (14,273)       (33,411)
   Payments for acquisitions, net of cash acquired                                                      (4,323)       (37,290)
   Other                                                                                                (1,481)         2,836
                                                                                                       -------        -------
         Net cash used in investing activities                                                         (13,827)       (64,855)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                                                           (2,288)        (3,799)
   Payments to retire common stock                                                                      (9,277)       (10,352)
   Proceeds from issuing stock under employee plans                                                      6,284          6,188
   Net proceeds from short-term debt                                                                    10,688         61,781
   Cash dividends paid to shareholders                                                                 (30,545)       (30,577)
                                                                                                       -------        -------
         Net cash (used in) provided by financing activities                                           (25,138)        23,241
                                                                                                       -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     9,189         (1,860)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        13,668         29,139
                                                                                                       -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $22,857        $27,279
                                                                                                       -------        -------
                                                                                                       -------        -------


See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 1996, and the related consolidated statements of income and consolidated statements of cash flows for the three-month periods ended March 31, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

   The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2. The Company has uncommitted bank lines of credit of $189.2 million available at variable interest rates. As of March 31, 1996, $10.1 million was drawn on those lines at a weighted average interest rate of 6.7%. Also, the company has in place a $150 million committed line of credit which is available for borrowing and as support for commercial paper. As of March 31, 1996, $49.9 million of commercial paper was issued and outstanding at a weighted average interest rate of 5.4%. The Company also has in place a medium-term note program for the issuance of up to $300 million of medium-term notes to be used for general corporate purposes, including working capital, repayment or repurchase of outstanding indebtedness and other securities of the Company, capital expenditures, and possible acquisitions. As of March 31, 1996, no such notes were issued or outstanding.

3. During the fourth quarter of 1995, the Company adopted a plan to discontinue its Printwise ink business. The Company recorded charges in the fourth quarter of 1995 for the disposal of the business, and anticipated operating losses until disposal. Accordingly, Printwise is reported as a discontinued operation for the 1996 and 1995 periods presented.

4. During the first quarter of 1996, the Company recorded charges of $34.8 million related to the closing of 21 of its check printing plants, and to move PaperDirect's operations from New Jersey to existing company facilities in Colorado and Minnesota. The $34.8 million of charges include employee severance costs and expected losses on the disposition of plant and equipment. Expenses of $32 million are included in cost of goods sold and $2.8 million in selling, general, and administrative expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPANY PROFILE

Effective January 1, 1996, the Company reorganized its many independent business units into two market-serving segments, Financial Services and Deluxe Direct. Through Deluxe Financial Services, the Company provides check printing, electronic funds transfer, and related services to financial institutions in the United States, Canada, and the United Kingdom; payment systems protection services including check authorization, account verification, and collection services to financial institutions and retailers; and electronic benefit transfer services to state governments. Through Deluxe Direct, the Company provides direct mail checks and specialty papers to households and small businesses; tax forms and electronic tax filing services to tax preparers; and direct mail greeting cards, gift wrap, and related products to households.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Net sales were $488.1 million for the first quarter of 1996, up 4.9% over the first quarter of 1995, when sales were $465.4 million. The Deluxe Financial Services segment's revenue increased 8.9% over the first quarter of 1995, due to revenue growth in all units. Financial institution check printing revenues were up 2.8% over 1995, despite a 2% decline in order counts. The improved results are due to an improved product mix, a first quarter 1996 price increase, and benefits from the integration of the businesses that serve financial institutions. The Deluxe Direct segment's revenue decreased 2.4% from 1995, due primarily to lower social expressions sales.

Selling, general and administrative expenses increased $6.2 million or 3.4%
in first quarter 1996 over first quarter 1995.    The Deluxe Financial
Services segment's first quarter 1996 expenses increased 7.6% over first quarter 1995, due primarily to costs related to the closing of 21 check printing plants and increased selling expenses for financial institution check printing. The Deluxe Direct segment's expenses decreased 4.3% from first quarter 1995, due primarily to lower advertising expense and reductions in general and administrative expense throughout the segment.

Net income from continuing operations was $18.9 million in the first quarter of 1996, or 3.9% of sales, compared to $34.6 million in 1995, or 7.4% of sales. The decrease in first quarter 1996 is due to $34.8 million of pretax charges taken in the first quarter of 1996 for the closing of 21 check printing plants and to move PaperDirect's operations from New Jersey to existing company facilities in Colorado and Minnesota. Included in first quarter 1995 income is approximately $5 million of pretax gain resulting from insurance payments for 1994 earthquake damages to Company facilities.

FINANCIAL CONDITION - LIQUIDITY

Cash provided by continuing operations was $49.2 million for the first three months of 1996, compared with $38.1 million for the first three months of 1995. This represents the Company's primary source of working capital for
financing capital expenditures and paying cash dividends.    The Company's
working capital on March 31, 1996 was $7.7 million compared to $12.3 million on December 31, 1995. The current ratio was 1 to 1 on March 31, 1996 and
1 to 1 on December 31, 1995.

FINANCIAL CONDITION - CAPITAL RESOURCES

Purchases of property, plant, and equipment totaled $14.3 million for the first three months of 1996 compared to $33.4 million one year ago.

The Company has uncommitted bank lines of credit of $189.2 million. As of March 31, 1996, $10.1 million was drawn on those lines. In addition, the Company has in place a $150 million committed line of credit which is available for borrowing and as support for commercial paper. As of March 31, 1996, $49.9 million of commercial paper was issued and outstanding. The company also has in place a medium-term note program for the issuance of up to $300 million of medium-term notes. As of March 31, 1996, no such notes were issued or outstanding.

Cash dividends totaled $30.5 million for the first three months of 1996 compared to $30.6 million for the first three months of 1995.

                          PART II.    OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


       (a)   The following exhibits are filed as part of this report:

             (12) Computation of Ratios
             (27) Financial Data Schedule

       (b) The registrant did not, and was not required to, file any reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DELUXE CORPORATION
                                         ------------------
                                            (Registrant)


Date       May 15, 1996                  /s/ J.A. Blanchard III
    -----------------------             --------------------------------------
                                        J.A. Blanchard III, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Date        May 15, 1996                 /s/  C.M. Osborne
    -----------------------             --------------------------------------
                                        C. M. Osborne, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)