Form 10-Q
period 1996-06-30
DELUXE CORP
filed 1996-08-14
CIK 27996

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended        June 30, 1996
                          -----------------------------------------------------
or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number:      1-7945
                      ---------------------------------------------------------


                                  DELUXE CORPORATION
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         MINNESOTA                                    41-0216800
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

3680 VICTORIA ST. N.,  ST. PAUL, MINNESOTA            55126-2966
- --------------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip code)

                                    (612) 483-7111
- --------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X    No
                                      ---      ---

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 1, 1996 was 82,433,612.



ITEM I.  FINANCIAL STATEMENTS                         PART I.    FINANCIAL INFORMATION
                                                     DELUXE CORPORATION AND SUBSIDIARIES
                                                          CONSOLIDATED BALANCE SHEET
                                                           (Dollars in Thousands)


                                                                                 June 30, 1996       December 31,
                                                                                  (Unaudited)           1995
                                                                                ------------------ -----------------
CURRENT ASSETS
       Cash and cash equivalents                                                        $21,058            $13,668
       Trade accounts receivable                                                        178,922            169,310
       Inventories:
            Raw material                                                                 23,267             22,475
            Semi-finished goods                                                          16,349             24,861
            Finished goods                                                               24,532             28,566
       Supplies                                                                          10,591             11,139
       Deferred advertising                                                              12,511             20,017
       Deferred income taxes                                                             36,757             35,926
       Prepaid expenses and other current assets                                         45,687             55,136
                                                                                         ------             ------
            Total current assets                                                        369,674            381,098
                                                                                        -------            -------
LONG-TERM INVESTMENTS                                                                    51,759             48,147
PROPERTY, PLANT AND EQUIPMENT
       Land                                                                              43,524             43,632
       Buildings and improvements                                                       313,153            299,954
       Machinery and equipment                                                          584,142            578,922
       Construction in progress                                                             514             18,315
                                                                                            ---             ------
            Total                                                                       941,333            940,823
       Less accumulated depreciation                                                    473,061            446,665
                                                                                        -------            -------
            Property, plant, and equipment - net                                        468,272            494,158
INTANGIBLES
       Cost in excess of net assets acquired - net                                      302,771            301,289
       Other intangible assets - net                                                     87,279             70,403
                                                                                         ------             ------
            Total intangibles                                                           390,050            371,692
                                                                                        -------            -------
              TOTAL ASSETS                                                           $1,279,755         $1,295,095
                                                                                     ----------         ----------
                                                                                     ----------         ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                                                 $62,230            $75,644
       Accrued liabilities:
            Wages, including vacation pay                                                59,915             51,549
            Employee profit sharing and pension                                          29,241             56,906
            Accrued rebates                                                              36,197             31,373
            Restructuring costs                                                          27,614              6,283
            Other                                                                       103,678             89,392
       Short-term debt                                                                   28,433             48,962
       Long-term debt due within one year                                                 9,559              8,699
                                                                                          -----              -----
            Total current liabilities                                                   356,867            368,808
                                                                                        -------            -------
LONG-TERM DEBT                                                                          111,355            110,997
DEFERRED INCOME TAXES                                                                    35,937             34,916
SHAREHOLDERS' EQUITY
       Common shares - $1 par value (authorized 500,000,000 shares; issued: 82,359,242)  82,359             82,364
       Additional paid-in capital                                                           668              1,455
       Retained earnings                                                                692,953            697,036
       Cumulative translation adjustment                                                    474                500
       Unearned compensation                                                               (632)              (739)
       Net unrealized change - marketable securities                                       (226)              (242)
                                                                                           ----               ----
            Total shareholders' equity                                                  775,596            780,374
                                                                                        -------            -------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $1,279,755         $1,295,095
                                                                                     ----------         ----------
                                                                                     ----------         ----------

See Notes to Consolidated Financial Statements


                                                     DELUXE CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF INCOME
                                               (Dollars in Thousands Except per Share Amounts)
                                                                 (Unaudited)


                                                                               QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                                 1996         1995         1996         1995
                                                                                 ----         ----         ----         ----
NET SALES                                                                      $466,580    $442,266     $954,668    $907,655
OPERATING EXPENSES
    Cost of sales                                                               211,543     200,729      462,206     410,512
    Selling, general, and administrative                                        168,633     163,801      353,802     342,812
    Employee profit sharing and pension                                          16,239      15,142       30,648      29,763
    Employee bonus and stock purchase discount                                    4,192       7,155        8,093      12,639
                                                                                  -----       -----        -----      ------
         Total                                                                  400,607     386,827      854,749     795,726
                                                                                -------     -------      -------     -------
INCOME FROM OPERATIONS                                                           65,973      55,439       99,919     111,929

OTHER INCOME (EXPENSE)
    Other income                                                                  1,794       1,381        2,907       7,444
    Interest expense                                                             (2,518)     (3,273)      (5,305)     (6,276)
                                                                                 ------      ------       ------      ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                            65,249      53,547       97,521     113,097

PROVISION FOR INCOME TAXES                                                       27,193      22,805       40,544      47,803
                                                                                 ------      ------       ------      ------
INCOME FROM CONTINUING OPERATIONS                                                38,056      30,742       56,977      65,294

DISCONTINUED OPERATIONS
Loss from operations (net of income tax benefit of $699 and $1,193 for the
    quarter and six months ended June 30, 1995, respectively)                                (1,010)                  (1,723)
                                                                                 ------      ------       ------      ------

NET INCOME                                                                      $38,056     $29,732      $56,977     $63,571
                                                                                -------     -------      -------     -------
                                                                                -------     -------      -------     -------

AVERAGE COMMON SHARES OUTSTANDING                                            82,378,062  82,370,935   82,397,264  82,406,161
NET INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS                            $0.46       $0.37        $0.69       $0.79
NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS                                     $(0.01)                  $(0.02)
                                                                                 ------      ------       ------      ------
NET INCOME PER SHARE                                                              $0.46       $0.36        $0.69       $0.77

CASH DIVIDENDS PER COMMON SHARE                                                   $0.37       $0.37        $0.74       $0.74

    See Notes to Consolidated Financial Statements




                                                     DELUXE CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               For the Six Months Ended June 30, 1996 and 1995
                                                           (Dollars in Thousands)
                                                                 (Unaudited)





                                                                                                                 1996       1995
                                                                                                                 ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                                $56,977    $63,571
    Discontinued operations                                                                                                1,723
                                                                                                                -----      -----
    Income from continuing operations                                                                          56,977     65,294
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                                            33,740     32,215
       Amortization of intangibles                                                                             19,129     16,660
       Stock purchase discount                                                                                  3,840      4,094
       Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
         Trade accounts receivable                                                                             (7,118)    (5,453)
         Inventories                                                                                           10,850     (8,093)
         Accounts payable                                                                                     (14,259)    (9,838)
         Restructuring costs                                                                                   21,331
         Other assets and liabilities                                                                          11,328    (18,745)
                                                                                                               ------     ------
       Net cash provided by continuing operations                                                             135,818     76,134
       Net cash used by discontinued operations                                                                (1,051)      (330)
                                                                                                               ------     ------
         Net cash provided by operating activities                                                            134,767     75,804

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of marketable securities with maturities of more than 3 months                          6,250     13,409
    Purchases of property, plant, and equipment                                                               (41,228)   (62,495)
    Payments for acquisitions, net of cash acquired                                                            (8,723)   (37,282)
    Other                                                                                                       7,781        364
                                                                                                                -----      -----
         Net cash used in investing activities                                                                (35,920)   (86,004)


CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt                                                                                 (4,156)    (5,591)
    Payments to retire common stock                                                                           (18,338)   (15,768)
    Proceeds from issuing stock under employee plans                                                           13,102     12,320
    Net (payments for) proceeds from short-term debt                                                          (21,005)    73,614
    Cash dividends paid to shareholders                                                                       (61,060)   (61,093)
                                                                                                              -------    -------
         Net cash (used in) provided by financing activities                                                  (91,457)     3,482
                                                                                                              -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                            7,390     (6,718)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                               13,668     29,139
                                                                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                    $21,058    $22,421
                                                                                                              -------    -------
                                                                                                              -------    -------

See Notes to Consolidated Financial Statements

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 1996, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2. The Company has uncommitted bank lines of credit of $189.3 million available at variable interest rates. As of June 30, 1996, $18.4 million was drawn on those lines at a weighted average interest rate of 6.1%.
    Also, the Company has in place a $150 million committed line of credit which is available for borrowing and as support for commercial paper. As of June 30, 1996, $10 million of commercial paper was issued and outstanding at a weighted average interest rate of 5.5%. The Company also has in place a medium-term note program for the issuance of up to $300 million of medium-term notes to be used for general corporate purposes, including working capital, repayment or repurchase of outstanding indebtedness and other securities of the Company, capital expenditures, and possible acquisitions. As of June 30, 1996, no such notes were issued or outstanding.

3. During the fourth quarter of 1995, the Company adopted a plan to discontinue its Printwise ink business. The Company recorded charges in the fourth quarter of 1995 for the disposal of the business, and anticipated operating losses until disposal. Accordingly, Printwise is reported as a discontinued operation for the 1996 and 1995 periods presented.

4. During the first quarter of 1996, the Company recorded charges of $34.8 million related to the closing of 21 of its check printing plants and the movement of PaperDirect's operations from New Jersey to existing company facilities in Colorado and Minnesota. The $34.8 million of charges include employee severance costs and expected losses on the disposition of plant and equipment. Expenses of $32 million are included in cost of goods sold and $2.8 million in selling, general, and administrative expense. $27.5 million of the charges are expected to be in the form of cash outlays occurring in 1996 and 1997, almost all of which will be applied to employee severance costs. The Company expects to fund such outlays from cash generated by operations.

5. In July of 1996, the Company sold its T/Maker subsidiary and certain assets of its Internal Bank Forms unit. The effect of these sales will not have a material impact on the operating results of the Company.

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

During the first quarter of 1996, the Company recorded charges of $34.8 million related to the closing of 21 of its check printing plants, and the movement of PaperDirect's operations from New Jersey to existing company facilities in Colorado and Minnesota. Although no assurances can be given in such regard, the Company anticipates that the consolidation of its check printing plants and its other restructuring and cost reduction efforts may result in annual pre-tax cost reductions of approximately $150 million by the end of 1997. Such anticipated reductions will be reflected primarily in the form of reduced facility, materials and employee expenses in the Company's operating results.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Net sales were $954.7 million for the six months ended June 30, 1996, up 5.2% over the six months ended June 30, 1995, when sales were $907.7 million. The Deluxe Financial Services segment's revenue for the first six months of 1996 increased 9.1% over the first six months of 1995, due to revenue growth in all units. Financial institution check printing revenues were up 3.3%, despite a slight decline in order counts. The improved results are due to an improved product mix, a first quarter 1996 price increase, and benefits from the integration of the businesses that serve financial institutions. The Deluxe Direct segment's revenue for the first six months of 1996 decreased 2.4% from the first six months of 1995, due primarily to lower sales of social expression products.

Selling, general, and administrative expenses increased $11.0 million or 3.2% for the first six months of 1996 over the first six months of 1995. The Deluxe Financial Services segment's selling, general and administrative expenses for the first six months of 1996 increased 6.2% over the first six months of 1995, due primarily to costs related to the closing of 21 check printing plants and increased selling expense for financial institution check printing. The Deluxe Direct segment's selling, general and administrative expenses for the first six months of 1995 decreased 4.6% from the first six months of 1995, due primarily to lower advertising expense and reductions in general and administrative expense throughout the segment.

Net income from continuing operations was $57.0 million for the first six months of 1996, or 6.0% of sales, compared to $65.3 million for the first six months of 1995, or 7.2% of sales. The decrease from 1995 is due to $34.8 million of pretax charges taken in the first quarter of 1996 for the closing of 21 check printing plants and the movement of PaperDirect's operations from New Jersey to existing company facilities in Colorado and Minnesota. Included in the 1995 income is approximately $5 million of pretax gain resulting from insurance payments for 1994 earthquake damages to Company facilities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Net sales were $466.6 million for the second quarter of 1996, up 5.5% over the second quarter of 1995, when sales were $442.3 million. The Deluxe Financial Services segment's revenue increased 9.3% over the second quarter of 1995, due to revenue growth in all units. Financial institution check printing revenues were up 3.8% over 1995. The improved results are due to an improved product mix, higher prices, and benefits from the integration of the businesses that serve financial institutions. The Deluxe Direct segment's revenue decreased 2.5% from 1995, due primarily to lower sales of social expressions products.

Selling, general and administrative expenses increased $4.8 million or 2.9% in
second quarter 1996 over second quarter 1995.   The Deluxe Financial Services
segment's second quarter 1996 selling, general and administrative expenses increased 4.6% over second quarter 1995, due primarily to increased selling expenses for financial institution check printing. The Deluxe Direct segment's selling, general and administrative expenses decreased 4.9% from second quarter 1995, due primarily to lower advertising expense and reductions in general and administrative expense throughout the segment.

Net income from continuing operations was $38.1 million for the second quarter of 1996, or 8.2% of sales, compared to $30.7 million for the second quarter of 1995, or 7.0% of sales. The increase over 1995 is attributable to improvements in both the Deluxe Financial Services and Deluxe Direct segments.

FINANCIAL CONDITION - LIQUIDITY

Cash provided by continuing operations was $135.8 million for the first six months of 1996, compared with $76.1 million for the first six months of 1995. This represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends. The Company's working capital on June 30, 1996 was $12.8 million compared to $12.3 million on December 31, 1995.

FINANCIAL CONDITION - CAPITAL RESOURCES

Purchases of property, plant, and equipment totaled $41.2 million for the first six months of 1996 compared to $62.5 million one year ago.

The Company has uncommitted bank lines of credit of $189.3 million. As of June 30, 1996, $18.4 million was drawn on those lines. In addition, the Company has in place a $150 million committed line of credit which is available for borrowing and as support for commercial paper. As of June 30, 1996, $10 million of commercial paper was issued and outstanding. The company also has in place a medium-term note program for the issuance of up to $300 million of medium-term notes. As of June 30, 1996, no such notes were issued or outstanding.

Cash dividends totaled $61.1 million for the first six months of 1996 compared to $61.1 million for the first six months of 1995.

                            PART II.    OTHER INFORMATION


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual shareholders' meeting on May 6, 1996:
         71,457,713 shares were represented (86.66% of the 82,454,607 shares outstanding).

    1.   Election of Directors:

         The nominees listed in the proxy statement were: John A. Blanchard III, Harold V. Haverty, Whitney MacMillan, Jerry K. Twogood, Dr. James
         J. Renier, Barbara B. Grogan, Allen F. Jacobson, and Stephen P. Nachtsheim.
         The results were as follows:

         for all nominees:        70,133,720
         Withheld as to all
         nominees:                   693,200
         Withheld as to fewer
         than all nominees:          630,793

    2.   Approval of the 1996 Annual Incentive Plan:

         For:                     65,122,770
         Against:                  5,623,054
         Abstain:                    711,889
         Broker Non-Vote:                  0

    3.   Approval of certain amendments to the Stock Incentive Plan:

         For:                     46,428,909
         Against:                 18,662,699
         Abstain:                    779,914
         Broker Non-Vote:          5,586,191

    4.   Approval of certain amendments to the Performance Share Plan:

         For:                     60,720,748
         Against:                  4,360,052
         Abstain:                    790,722
         Broker Non-Vote:          5,586,191

    5. Ratification of appointment of Deloitte & Touche LLP as independent auditors:

         For:                     70,517,700
         Against:                    504,842
         Abstain:                    435,171
         Broker Non-Vote:                  0

                             PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

When used in this Form 10-Q and in past and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "should result," "are expected to," "will continue," "will approximate," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse.

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RISK FACTORS AND CAUTIONARY STATEMENTS

TIMING AND AMOUNT OF ANTICIPATED COST REDUCTIONS. With regard to the results of the Company's ongoing cost reduction efforts, there can be no assurance that the anticipated $150 million of annual pre-tax cost savings will be fully realized or will be achieved within the time periods expected. The implementation of the printing plant closures is, in large part, dependent upon the successful development of the software needed to streamline the check ordering process and redistribute the resultant order flow among the Company's remaining printing plants. Because of the complexities inherent in and the lengthy testing periods associated with the development of software products as sophisticated as those needed to accomplish this task, there can be no assurance that unanticipated development delays will not occur. Any such occurrence could adversely affect the planned consolidation of the Company's printing facilities and delay the realization or reduce the amount of the anticipated expense reductions.

In addition, the achievement of the expected level of cost savings is dependent upon the successful execution of a variety of other cost reduction strategies. These additional efforts include the consolidation of the Company's purchasing process, the disposition of unprofitable or low-margin businesses and other efforts. The optimum means of actualizing many of these strategies is, in some cases, still being evaluated by the Company. Unexpected delays, complicating factors and other hindrances are common in these types of endeavors and can arise from a variety of sources, some of which are likely to have been unanticipated. A failure to timely achieve one or more of the Company's primary cost reduction objectives could materially reduce the benefit to the Company of its cost savings programs and strategies or substantially delay the full realization of their expected benefits.

Further, there can be no assurance that increased expenses attributable to other areas of the Company's operations or to increases in raw material, labor, equipment or other costs will not offset some or all of the savings expected to be achieved through the cost reduction efforts. Competitive pressures and other market factors may also require the Company to share the benefit of some or all of any savings with its customers or otherwise adversely affect the prices it receives or the market for its products. As a result, even if the expected cost reductions are fully achieved in a timely manner, such reductions may not be fully reflected by commensurate gains in the Company's net income, dividend rate or the price of its Common Stock.

EFFECT OF FINANCIAL INSTITUTION CONSOLIDATION. There is an ongoing trend towards increasing consolidation within the banking industry that has resulted in increased competition and pressure on prices. This concentration greatly increases the importance to the Company of retaining its major customers and attracting significant additional customers in an increasingly competitive environment. Although the Company devotes considerable efforts towards the development of a competitively priced, high quality suite of products for the financial services industry, there can be no assurance that significant customers will not be lost nor that any such loss can be counterbalanced through the addition of new customers or by expanded sales to the Company's remaining customers.

RAW MATERIALS AND POSTAGE COSTS. Increases in the price of paper and the cost of postage can adversely affect the profitability of the Company's printing and mail order businesses. Competitive pressures and overall trends in the retail marketplace may have the effect of inhibiting the Company's ability to reflect increased costs of production in the retail prices of its products.

COMPETITION. Although the Company believes it is the leading check printer in the United States, it faces considerable competition from other smaller companies in both its traditional marketing channel to financial institutions and from direct mail marketers of checks. From time to time, one or more of these competitors reduce the price of their products in an attempt to gain market share. The corresponding pricing pressure placed on the Company has resulted in reduced profit margins in the past and there can be no assurance that similar pressures will not be exerted in the future.

TECHNOLOGICAL CHANGE. Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit and bill paying services, home banking applications and Internet-based retail services, are in various stages of development and additional systems will likely be introduced. Although Deluxe expects that there will continue to be a substantial market for checks for the foreseeable future, the rate and the extent to which these alternative systems will achieve consumer acceptance and replace checks cannot be predicted.

An unexpected surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the market for Deluxe's primary products and its payment protection and collection services. In addition, the publicity generated by the promoters of these systems and the attendant media coverage of their development and introduction may have a depressing effect on the market price of the Company's Common Stock that is disproportionate to their actual competitive impact.

ANALYST ESTIMATES. From time to time, authorized representatives of the Company may comment on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. The Company does not make public its own internal projections, budgets or estimates. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations.

Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors, many of which are beyond the Company's control. In addition, the methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

                            PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
    (a)  The following exhibits are filed as part of this report:

         EXHIBIT NO.    DESCRIPTION                        METHOD OF FILING

         10.1           Deluxe Corporation 1996            Filed herewith
                        Annual Incentive Plan

         10.2           Deluxe Corporation Stock           Filed herewith
                        Incentive Plan (as amended)

         10.3           Deluxe Corporation Performance     Filed herewith
                        Share Plan (as amended)

         12.2           Computation of Ratio of            Filed herewith
                        Earnings to Fixed Charges

         27.2           Financial Data Schedule            Filed herewith

    (b) The registrant did not, and was not required to, file any reports on Form 8-K during the quarter for which this report is filed.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DELUXE CORPORATION
                                                 (Registrant)


Date          August 14, 1996          /s/ J.A. Blanchard III
    -------------------------          ------------------------------
                                       J.A. Blanchard III, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


Date          August 14, 1996          /s/ C.M. Osborne
    -------------------------          ------------------------------
                                       C. M. Osborne, Senior Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

                                  INDEX TO EXHIBITS


    EXHIBIT NO.              DESCRIPTION                   PAGE NO.

    10.1                     Deluxe Corporation 1996
                             Annual Incentive Plan

    10.2                     Deluxe Corporation Stock
                             Incentive Plan (as amended)

    10.3                     Deluxe Corporation Performance
                             Share Plan (as amended)

    12.2                     Computation of Ratio of
                             Earnings to Fixed Charges

    27.2                     Financial Data Schedule