Form 10-Q
period 1996-09-30
DELUXE CORP
filed 1996-11-14
CIK 27996

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.  20549

                                             FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          September 30,1996
For quarterly period ended _____________________________________________________

                                               or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                               1-7945
Commission file number: _______________________________________________________

                                DELUXE CORPORATION
_______________________________________________________________________________
                (Exact name of registrant as specified in its charter)

           MINNESOTA                                  41-0216800
_______________________________________________________________________________
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

3680 Victoria St. N.,  St. Paul, Minnesota            55126-2966
_______________________________________________________________________________
 (Address of principal executive offices)             (Zip code)

                                 (612) 483-7111
_______________________________________________________________________________
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  /X/ No  / /


The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 1, 1996 was 82,371,951.

ITEM I.  FINANCIAL STATEMENTS

                           PART I.   FINANCIAL INFORMATION
                         DELUXE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in Thousands)

                                                 September 30, 1996      December 31,
                                                    (Unaudited)             1995
                                                 ------------------     -------------
CURRENT ASSETS
     Cash and cash equivalents                         $   37,905          $  13,668
     Trade accounts receivable                            180,106            169,310
     Inventories:
        Raw material                                       23,051             22,475
        Semi-finished goods                                14,759             24,861
        Finished goods                                     24,913             28,566
     Supplies                                              10,970             11,139
     Deferred advertising                                  16,185             20,017
     Deferred income taxes                                 37,034             35,926
     Prepaid expenses and other current assets             48,472             55,136
                                                        ---------          ---------
        Total current assets                              393,395            381,098
                                                        ---------          ---------
LONG-TERM INVESTMENTS                                      52,563             48,147
PROPERTY, PLANT AND EQUIPMENT
     Land                                                  42,760             43,632
     Buildings and improvements                           307,133            299,954
     Machinery and equipment                              567,111            578,922
     Construction in progress                               2,782             18,315
                                                        ---------          ---------
        Total                                             919,786            940,823
     Less accumulated depreciation                        461,177            446,665
                                                        ---------          ---------
        Property, plant, and equipment - net              458,609            494,158
INTANGIBLES
     Cost in excess of net assets acquired - net          289,208            301,289
     Other intangible assets - net                         88,663             70,403
                                                        ---------          ---------
        Total intangibles                                 377,871            371,692
                                                        ---------          ---------
           TOTAL ASSETS                                $1,282,438         $1,295,095
                                                        ---------          ---------
                                                        ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                  $   69,774          $  75,644
     Accrued liabilities:
        Wages, including vacation pay                      63,056             51,549
        Employee profit sharing and pension                43,178             56,906
        Accrued rebates                                    38,279             31,373
        Restructuring costs                                28,107              6,283
        Other                                              94,583             89,392
     Short-term debt                                       13,188             48,962
     Long-term debt due within one year                     7,527              8,699
                                                        ---------          ---------
        Total current liabilities                         357,692            368,808
                                                        ---------          ---------
LONG-TERM DEBT                                            110,448            110,997
DEFERRED INCOME TAXES                                      36,891             34,916
SHAREHOLDERS' EQUITY
     Common shares - $1 par value (authorized
       500,000,000 shares; issued: 82,329,396)             82,329             82,364
     Additional paid-in capital                                                1,455
     Retained earnings                                    695,217            697,036
     Cumulative translation adjustment                        638                500
     Unearned compensation                                   (580)              (739)
     Net unrealized change - marketable securities           (197)              (242)
                                                        ---------          ---------
        Total shareholders' equity                        777,407            780,374
                                                        ---------          ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $1,282,438         $1,295,095
                                                        ---------          ---------
                                                        ---------          ---------

 See Notes to Consolidated Financial Statements

                      DELUXE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in Thousands Except per Share Amounts)
                                  (Unaudited)

                                                          QUARTER ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------  -------------------------------
                                                                  1996       1995         1996         1995
                                                                  ----       ----         ----         ----
NET SALES                                                     $ 460,520   $ 449,203    $1,415,188   $1,356,857
OPERATING EXPENSES
     Cost of sales                                              209,670     202,099       671,875      612,611
     Selling, general and administrative                        176,409     170,999       530,211      513,810
     Employee profit sharing and pension                         13,690      14,870        42,343       44,633
     Employee bonus and stock purchase discount                   4,762       5,214        14,851       17,853
                                                             ----------    --------    ----------   ----------
        Total                                                   404,531     393,182     1,259,280    1,188,907
                                                             ----------    --------    ----------   ----------
INCOME FROM OPERATIONS                                           55,989      56,021       155,908      167,950

OTHER INCOME (EXPENSE)
     Other income                                                 4,031       1,335         6,939        8,779
     Interest expense                                            (1,994)     (3,555)       (7,300)      (9,832)
                                                             ----------    --------    ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            58,026      53,801       155,547      166,897
PROVISION FOR INCOME TAXES                                       24,502      23,543        65,046       71,345
                                                             ----------    --------    ----------   ----------
INCOME FROM CONTINUING OPERATIONS                                33,524      30,258        90,501       95,552
DISCONTINUED OPERATIONS
Loss from operations (net of income tax benefit of $610
and $1,802 for the quarter and nine months ended
September 30, 1995, respectively)                                              (882)                    (2,604)
                                                             ----------    --------    ----------   ----------
NET INCOME                                                       33,524      29,376        90,501       92,948
                                                             ----------    --------    ----------   ----------
                                                             ----------    --------    ----------   ----------
AVERAGE COMMON SHARES OUTSTANDING                            82,331,984  82,486,220    82,374,954   82,435,645
NET INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS            $0.41      $ 0.37         $1.10       $ 1.16
NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS                     $(0.01)                    $(0.03)
                                                             ----------    --------    ----------   ----------
NET INCOME PER SHARE                                              $0.41      $ 0.36         $1.10       $ 1.13

CASH DIVIDENDS PER COMMON SHARE                                   $0.37      $ 0.37         $1.11       $ 1.11

See Notes to Consolidated Financial Statements

                         DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1996 and 1995
                           (Dollars in Thousands)
                                  (Unaudited)


                                                                           1996         1995
                                                                        -------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                        $  90,501     $ 92,948
     Discontinued operations                                                            2,604
                                                                         -------      -------
     Income from continuing operations                                    90,501       95,552
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                                      50,652       49,317
        Amortization of intangibles                                       29,227       25,241
        Stock purchase discount                                            5,723        6,135
        Net gain on sales of businesses                                   (1,881)
        Changes in assets and liabilities, net of effects from
         acquisitions, discontinued operations and sales of businesses:
          Trade accounts receivable                                       (8,532)     (16,246)
          Inventories                                                      9,727      (12,320)
          Accounts payable                                                (6,572)      (2,804)
          Restructuring costs                                             19,106
          Other assets and liabilities                                    12,426      (11,932)
                                                                         -------      -------
     Net cash provided by continuing operations                          200,377      132,943
     Net cash used by discontinued operations                             (1,784)      (2,125)
                                                                         -------      -------
               Net cash provided by operating activities                 198,593      130,818

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of marketable securities with maturities of
      more than 3 months                                                   6,250       20,317
     Purchases of property, plant and equipment                          (62,393)     (91,904)
     Payments for acquisitions, net of cash acquired                     (10,947)     (37,313)
     Net proceeds from sales of businesses                                26,317
     Other                                                                11,913       (2,190)
                                                                         -------      -------
               Net cash used in investing activities                     (28,860)    (111,090)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                           (9,051)      (7,094)
     Payments to retire common stock                                     (30,791)     (21,980)
     Proceeds from issuing stock under employee plans                     22,145       18,917
     Net (payments on), proceeds from short-term debt                    (36,252)      74,558
     Cash dividends paid to shareholders                                 (91,547)     (91,657)
                                                                         -------      -------
               Net cash used in financing activities                    (145,496)     (27,256)
                                                                         -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      24,237       (7,528)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          13,668       29,139
                                                                         -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  37,905     $ 21,611
                                                                         -------      -------
                                                                         -------      -------

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 1996, and the consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items.
     Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2. The Company has uncommitted bank lines of credit of $189.4 million available at variable interest rates. As of September 30, 1996, $13.2 million was drawn on those lines at a weighted average interest rate of 6.2%. Also, the Company has in place a $150 million committed line of credit which is available for borrowing and as support for commercial paper. As of September 30, 1996, the Company had no commercial paper outstanding. The Company has in place a medium-term note program for the issuance of up to $300 million of medium-term notes to be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of September 30, 1996, no such notes were issued or outstanding.

3. During the fourth quarter of 1995, the Company adopted a plan to discontinue its Printwise ink business. The Company recorded charges in the fourth quarter of 1995 for the disposal of the business, and anticipated operating losses until disposal. Accordingly, Printwise is reported as a discontinued operation for the 1996 and 1995 periods presented.

4. During the first quarter of 1996, the Company recorded charges of $34.8 million related to the closing of 21 of its check printing plants and the movement of PaperDirect's operations from New Jersey to existing company facilities in Colorado and Minnesota. The $34.8 million of charges include employee severance costs and expected losses on the disposition of plant and equipment. Expenses of $32 million are included in cost of goods sold and $2.8 million in selling, general and administrative expense. $27.5 million of the charges are expected to be in the form of cash outlays occurring in 1996 and 1997, almost all of which will be applied to employee severance costs. The Company expects to fund such outlays from cash generated by operations.

5. During the third quarter of 1996, the Company sold its T/Maker and Internal Bank Forms units. The effect of these transactions was not material to the operating results of the Company, nor will the absence of these units materially effect future operating results.

6. In October of 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Colwell unit for $61.5 million. The operating results of this unit are not material to the operating results of the Company. The Company expects to recognize a gain from the sale of Colwell in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY PROFILE

Effective January 1, 1996, the Company reorganized its many independent business units into two market-serving segments, Financial Services and Deluxe Direct. Through Deluxe Financial Services, the Company provides check printing, direct marketing assistance, and related services to financial institutions in the United States, Canada, and the United Kingdom and payment systems protection services, including check authorization, account verification, and collection services to financial institutions and retailers. Through Deluxe Direct, the Company provides direct mail checks and specialty papers to households and small businesses; tax forms and electronic tax filing services to tax preparers; and direct mail greeting cards, gift wrap, and related products to households.

In September 1996, the Company created another management reporting function which is referred to as the Deluxe Data market serving unit. Through this division, the Company provides electronic funds transfer and other software solutions to financial institutions and electronic benefit transfer services to state governments. The results of operations of this division are included in those of the Deluxe Financial Services.

During the first quarter of 1996, the Company recorded charges of $34.8 million related to the closing of 21 of its check printing plants, and the movement of PaperDirect's operations from New Jersey to existing company facilities in Colorado and Minnesota. Although no assurances can be given in such regard, the Company anticipates that the consolidation of its check printing plants and its other restructuring and cost reduction efforts may result in annualized pre-tax cost reductions of approximately $150 million. Although the Company may delay one or more of its anticipated plant closings, other cost reduction efforts are expected to enable the Company to achieve the anticipated level of annualized reductions. Such anticipated reductions will be reflected primarily in the form of reduced facility, materials and employee expenses in the Company's operating results. There can be no assurance that increased expenses or other factors will not offset some or all of the savings expected to be achieved through the Company's cost reduction efforts. See "Item 5 - Other Information - Risk Factors and Cautionary Statements."

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales were $1,415.2 million for the nine months ended September 30, 1996, up 4.3% over the nine months ended September 30, 1995, when sales were $1,356.9 million. The Deluxe Financial Services segment's revenue for the first nine months of 1996 increased 8.4% over the first nine months of 1995, due to revenue growth in all principal operating units. Financial institution check printing revenues were up 3.2%. The improved results are due to an improved product mix, a first quarter 1996 price increase, and benefits from the integration of the businesses that serve financial institutions. The Deluxe Direct segment's revenue for the first nine months of 1996 decreased 3.7% from the first nine months of 1995, due primarily to lower sales of social expressions products.

Selling, general and administrative expenses increased $16.4 million or 3.2% for the first nine months of 1996 over the first nine months of 1995. The Deluxe Financial Services segment's selling, general and administrative expenses increased 7.2% over 1995, due primarily to costs related to the closing of 21 check printing plants and increased selling expense for financial institution check printing. The Deluxe Direct segment's selling, general and administrative expenses for the first nine months of 1995 decreased 6.1% from the first nine months of 1995, due primarily to lower advertising expense and reductions in general and administrative expenses throughout the majority of the segment.

Net income from continuing operations was $90.5 million for the first nine months of 1996, or 6.4% of sales, compared to $95.6 million for the first nine months of 1995, or 7.0% of sales. The decrease from 1995 is due primarily to $34.8 million of pretax charges taken in the first quarter of 1996 for the closing of 21 check printing plants and the movement of PaperDirect's operations from New Jersey to existing company facilities in Colorado and Minnesota. Also, included in the 1995 income is approximately $5 million of pretax gain resulting from insurance payments for 1994 earthquake damages to Company facilities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales were $460.5 million for the third quarter of 1996, up 2.5% over the third quarter of 1995, when sales were $449.2 million. The Deluxe Financial Services segment's revenue increased 6.9% over the third quarter of 1995, due to revenue growth in all principal operating units. Financial institution check printing revenues were up 3.0% over 1995. The improved results are due to an improved product mix, higher prices, and benefits from the integration of the businesses that serve financial institutions. The Deluxe Direct segment's revenue decreased 6.4% from 1995, due primarily to lower sales of social expressions products.

Selling, general and administrative expenses increased $5.4 million or 3.2%
in third quarter 1996 over third quarter 1995.   The Deluxe Financial
Services segment's third quarter 1996 selling, general and administrative expenses increased 12.6% over third quarter 1995, due primarily to increased selling expenses for financial institution check printing. The Deluxe Direct segment's selling, general and administrative expenses decreased 8.3% from third quarter 1995, due primarily to lower advertising expenses and other cost reductions throughout the majority of the segment.

Net income from continuing operations was $33.5 million for the third quarter of 1996, or 7.3% of sales, compared to $30.3 million for the third quarter of 1995, or 6.7% of sales. The increase over 1995 is attributable to improvements in both the Deluxe Financial Services and Deluxe Direct segments.

FINANCIAL CONDITION - LIQUIDITY

Cash provided by continuing operations was $198.6 million for the first nine months of 1996, compared with $130.8 million for the first nine months of 1995. The increase is primarily the result of lower inventory and prepaid asset levels in 1996. This represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends. The Company's working capital on September 30, 1996 was $35.7 million compared to $12.3 million on December 31, 1995.

FINANCIAL CONDITION - CAPITAL RESOURCES

Purchases of property, plant and equipment totaled $62.4 million for the first nine months of 1996 compared to $91.9 million during the comparable period one year ago. The decrease is the result of planned decreases in the Deluxe Direct segment.

The Company has uncommitted bank lines of credit of $189.4 million. As of September 30, 1996, $13.2 million was drawn on those lines. In addition, the Company has in place a $150 million committed line of credit which is available for borrowing and as support for commercial paper. As of September 30, 1996, no commercial paper was issued and outstanding. The Company also has in place a medium-term note program for the issuance of up to $300 million of medium-term notes. As of September 30, 1996, no such notes were issued or outstanding.

Cash dividends totaled $91.5 million for the first nine months of 1996 compared to $91.7 million for the first nine months of 1995.

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

RISK FACTORS AND CAUTIONARY STATEMENTS

TIMING AND AMOUNT OF ANTICIPATED COST REDUCTIONS. With regard to the results of the Company's ongoing cost reduction efforts, there can be no assurance that the anticipated $150 million of annualized pre-tax cost savings will be fully realized or will be achieved within the time periods expected. The implementation of the printing plant closures is, in large part, dependent upon the successful development of the software needed to streamline the check ordering process and redistribute the resultant order flow among the Company's remaining printing plants. Because of the complexities inherent in and the lengthy testing periods associated with the development of software products as sophisticated as those needed to accomplish this task, there can be no assurance that unanticipated development delays will not occur. Any such occurrence could adversely affect the planned consolidation of the Company's printing facilities and delay the realization or reduce the amount of the anticipated expense reductions. The Company may defer one or more plant closings previously scheduled for 1997 into the first half of 1998.

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

TECHNOLOGICAL CHANGE. Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit and bill paying services, home banking applications and Internet-based retail services, are in various stages of development and additional systems will likely be introduced. Although the Company expects that there will continue to be a substantial market for checks for the foreseeable future, the rate and the extent to which these alternative systems will achieve consumer acceptance and replace checks cannot be predicted.

An unexpected surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the market for the Company's primary products and its account verification, payment protection and collection services. In addition, the publicity generated by the promoters of these systems and the attendant media coverage of their development and introduction may have a depressing effect on the market price of the Company's Common Stock that is disproportionate to their actual competitive impact.

SEASONALITY. A significant portion of the revenues and earnings of the Company's Deluxe Direct market serving unit is dependent upon its results of operations during the fourth quarter holiday season. As a result, the results reported for this segment during the first three quarters of any given year are not necessarily indicative of those which may be expected for the entire year.

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

                      PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


   (a)   The following exhibits are filed as part of this report:

         Exhibit No.   Description                          Method of Filing
         ----------    -----------                          ----------------
           10.4        Deluxe Corporation 1996              Filed herewith
                       Annual Incentive Plan
                       (as amended August 9, 1996)

           10.5        Deluxe Corporation Stock             Filed herewith
                       Incentive Plan (as amended
                       August 9, 1996)

           10.6        Deluxe Corporation Performance       Filed herewith
                       Share Plan (as amended
                       August 9, 1996)

           10.7        Deluxe Corporation Employee          Filed herewith
                       Stock Purchase Plan (as amended
                       August 9, 1996)

           12.3        Computation of Ratio of              Filed herewith
                       Earnings to Fixed Charges

           27.4        Financial Data Schedule              Filed herewith

      (b) The registrant did not, and was not required to, file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELUXE CORPORATION
                                       ------------------
                                         (Registrant)


Date        November 14, 1996           /s/ J.A. Blanchard III
            -----------------          -----------------------------
                                       J.A. Blanchard III, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


Date        November 14, 1996          /s/ C.M. Osborne
            -----------------          -----------------------------
                                       C.M. Osborne, Senior Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.   Description                                        Page No.
----------    -----------                                        --------
   10.4       Deluxe Corporation 1996
              Annual Incentive Plan (as amended August 9, 1996)

   10.5       Deluxe Corporation Stock
              Incentive Plan (as amended August 9, 1996)

   10.6       Deluxe Corporation Performance
              Share Plan (as amended August 9, 1996)

   10.7       Deluxe Corporation Employee Stock Purchase Plan
              (as amended August 9, 1996)

   12.3       Computation of Ratio of Earnings to Fixed Charges

   27.4       Financial Data Schedule