Form 10-K
period 1996-12-31
DELUXE CORP
filed 1997-03-31
CIK 27996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

[ x ]    Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 1996.

         Commission file number 1-7945.

                               DELUXE CORPORATION

             (Exact name of registrant as specified in its charter)

Minnesota                                                   41-0216800
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

3680 Victoria St. N., Shoreview, Minnesota                   55126-2966
(Address of principal executive offices)                     (ZIP Code)


Registrant's telephone number:  (612) 483-7111.

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value              New York Stock Exchange
$1.00 per share                      (Name of each exchange on which registered)
(Title of Class)


Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,680,423,506 based on the average bid and asked prices of the stock on the New York Stock Exchange on March 10, 1997. The number of outstanding shares of the registrant's common stock as of March 10, 1997, was 82,224,371.


Documents Incorporated by Reference:

         1. Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1996, are incorporated by reference in Parts I and II.

         2. The registrant's proxy statement, dated March 31, 1997, is incorporated by reference in Part III.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

   Deluxe Corporation (collectively with its subsidiaries, the "Company") is a leading supplier of paper-based and electronic payment services to the financial and retail industries. The Company also provides integrated payment protection services to the financial and retail markets. The Company is headquartered in Shoreview, Minnesota, and has facilities in the United States, Puerto Rico, Canada and the United Kingdom. The Company's products and services are sold primarily in the United States.

   The Company's operations are conducted by Deluxe Corporation and 25 subsidiaries. The marketing operations of the Company are divided between three market-serving units ("MSUs") or divisions: Deluxe Financial Services, Deluxe Electronic Payment Systems and Deluxe Direct.

   The Company was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, the Company was named Deluxe Check Printers, Incorporated. The Company's principal executive offices are located at 3680 Victoria St. N., Shoreview, Minnesota 55126-2966, telephone (612) 483-7111.

DELUXE FINANCIAL SERVICES

   The Company's Deluxe Financial Services MSU provides check printing, direct marketing, customer database management, and related services to the financial industry. Deluxe Financial Services also provides payment systems protection services - including check authorization, account verification, and collection services - to financial institutions and retailers and short-run computer and business forms to small businesses. Deluxe Financial Services had net sales of approximately $1.4 billion in 1996, accounting for approximately 73.3 percent of the Company's total sales.

   Deluxe Paper Payment Systems

   Deluxe Paper Payment Systems ("DPPS") prints and sells checks to financial institutions and depositors. DPPS sold checks to more than 10,000 financial institutions and fulfilled approximately 110 million check orders in 1996. Depositors commonly submit initial check orders and reorders to their financial institutions, which forward them to one of DPPS' printing plants. Printed checks are shipped directly by DPPS to the depositors, typically on the business day after receipt of the order. DPPS' charges are paid by the financial institutions, which in turn usually deduct the charges from the depositors' accounts. DPPS also provides direct mail checks to households and small businesses. DPPS endeavors to produce and ship all check orders within two days after receipt of the order.

   Payment systems and methods have been changing in the United States in recent years as banking and other industries have introduced alternatives to the traditional check, including charge cards, credit cards, debit cards and electronic payments, among others. Sales of checks have also been subject to increased competition and consequent pressure on prices. In addition, the direct mail segment of the check market is growing as a lower-priced alternative to financial institution checks and, in 1996, represented an estimated 20 percent of the personal check market. These developments have produced a mature market for checks and have created pricing pressure on DPPS' check sales.

   The Company believes that checks will likely remain an important part of consumers' payment options for many years. To stabilize check printing operations and improve profitability, the Company has focused in recent years on controlling expenses and increasing efficiency (see "Recent Developments"), and on higher margin products and services, such as specially designed checks and licensed check designs. At the same time, the growing direct mail check segment has been an opportunity for DPPS' direct mail personal check operations.

   The Company also sells personalized plastic automated teller machine (ATM) cards and credit and debit cards to financial institutions and retailers, and driver's licenses and other identification cards to government agencies. In addition, Deluxe Business Forms & Supplies, Inc. produces and markets short-run computer and business forms. Both product lines are sold primarily through direct mail and telephone marketing.

    Deluxe Payment Protection Systems

   The Company offers integrated payment protection services through the subsidiaries which comprise its Deluxe Payment Protection Systems division: Chex Systems, Inc. ("ChexSystems"); Deluxe Payment Protection Services, Inc.; and National Revenue Corporation ("NRC") and its subsidiaries. ChexSystems is the leader in the account verification market, providing risk management information to more than 70,000 financial institution offices. Through its Shared Check Authorization Network ("SCAN"), Deluxe Payment Protection Systems, Inc. operates the nation's leading check verification service with a network consisting of thousands of retail locations that share risk-management information. NRC is one of the five largest U.S. collections agencies, collecting $3 billion in 1996 for 30,000 credit grantors.

   Deluxe Direct Response

   Deluxe Direct Response develops targeted direct mail marketing campaigns for financial institutions. It provides database products from the Company's Deluxe Data Resources and Deluxe MarketWise businesses and fulfillment services that include printing and mailing direct mail marketing pieces (including letter checks offered to credit card holders) and tracking customer response rates. Deluxe Data Resources (purchased in July 1996) provides financial institutions with a comprehensive database of proprietary homeowner, consumer, and market research information. Deluxe MarketWise (established June 1996) provides software that enables financial institutions to develop customer profiles from their separate databases - including checking, saving, credit card, loans - and from Deluxe-provided databases.

DELUXE ELECTRONIC PAYMENT SYSTEMS\
   The Deluxe Electronic Payment Systems ("DEPS") MSU is comprised of Deluxe Data Systems, Inc. ("Deluxe Data"), which provides electronic funds transfer processing and software and is the nation's largest third-party transaction processor for regional ATM networks. DEPS processed approximately 2.6 billion transactions in 1996. DEPS also provides services in emerging debit markets, including electronic benefit transfer ("EBT") and retail point-of-sale ("POS") transaction processing. EBT programs use ATM and POS terminals to deliver food stamps and welfare assistance. DEPS currently supports EBT programs for the state governments of Maryland, New Jersey, Utah and Kansas and has been awarded contracts to serve Louisiana, Minnesota, Wisconsin, Oregon and two counties in California. DEPS also provides Medicaid verification services in New York and is part of coalitions that are going to support EBT programs in the Northeast Coalition of States, the Western States EBT Alliance and the Southern Alliance of States. DEPS had net sales of approximately $130 million in 1996, representing approximately 6.9% of the Company's total sales.

   In November 1996, the Company reached an agreement to form a joint venture with HCL Corporation ("HCL") of New Delhi, India, to help modernize India's banking industry. When formed, the joint venture will also make HCL's software and programming capabilities available to the Company's U.S. financial institution customers. This unit is expected to generate its first revenues in 1997.

DELUXE DIRECT
   The Company also, through its Deluxe Direct MSU, markets specialty papers, and other products to small businesses, provides tax forms and electronic tax filing services to tax preparers, and sells direct mail greeting cards, gift wrap and related products to households. Deluxe Direct had net sales of approximately $375 million in 1996 (such amount includes revenues attributable to several businesses that were divested in 1996--see "Recent Developments"), accounting for approximately 19.8 percent of the Company's total sales. Deluxe Direct markets its products primarily through the Social Expressions division of Current, Inc. ("Current"), PaperDirect, Inc. ("PaperDirect"), and Nelco, Inc. ("Nelco").

   Current is a direct mail supplier of social expression products, including greeting cards, gift wrap, small gifts and related products. Current's social expression business is seasonal and based on holidays. Historically, more than one-third of Current's annual sales have been made in the fourth quarter. Current's direct mail check business is described under "Deluxe Financial Services -- Deluxe Paper Payment Systems".

   PaperDirect is a direct mail marketer of specialty papers, presentation products and pre-designed forms for laser printing and desktop publishing. Deluxe Direct also includes Nelco, a supplier of tax forms, tax forms software, and electronic tax filing services.

   Many of PaperDirect's products are sold internationally by Deluxe (UK) Limited and Deluxe Canada Inc. The Company has indicated its intent to sell its Deluxe Direct businesses in 1997, but has not entered into any binding sale agreements.

RECENT DEVELOPMENTS
   In late 1995 and early 1996, the Company announced that it had initiated a major consolidation program, which includes the closing of 26 of the Company's 41 printing and warehousing facilities over the 1996-1997 period, significantly reducing the number of its staff and production employees. Twelve plants were closed in 1996, 13 additional plants are scheduled to close in 1997 and one is currently scheduled for closing in early 1998.

   In 1996, the Company divested T/Maker Company, a publisher of image content software, its internal bank and health care forms businesses, Financial Alliance Processing Services, Inc., a credit card processor, and its United Kingdom forms business. The Company, in addition to its association with HCL, also formed an alliance with Online Resources & Communications Corporation ("Online") to market Online's home banking and bill payment software and NRC began a joint venture with a United Kingdom-based collection company. NRC also acquired two smaller collections companies in 1996 and the Company purchased the assets of a start-up employment screening company.


EMPLOYEES
   The Company has approximately 19,600 full- and part-time employees. It has a number of employee benefit plans, including (effective January 1, 1997) a 401(k) plan, a retirement and profit sharing plan and medical and hospitalization plans. The Company has never experienced a work stoppage or strike and considers its employee relations to be good.

FINANCIAL INFORMATION
   The information appearing under the caption "Note 12. Business Segment Information" on pages 29-30 of the Company's Annual Report (the "Annual Report") for the year ended December 31, 1996 is incorporated by reference.

EXECUTIVE OFFICERS OF THE COMPANY

   The executive officers of the Company are elected by the Board of Directors each year. The term of office of each executive officer will expire at the annual meeting of the Board after the annual shareholders meeting on May 6, 1997. The principal occupation of each executive officer is with the Company, and their positions are as follows:

                                                                              Officer
      Name                                  Position                 Age       Since

      John A. Blanchard III   Chairman of the Board, President        54        1995
                                   and Chief Executive Officer
      Gregory J. Bjorndahl    Vice President, Sales and Marketing     46        1995
      Ronald E. Eilers        President, Deluxe Direct, Inc.          49        1996
      John H. LeFevre         Senior Vice President, Secretary        53        1994
                                   and General Counsel
      Lawrence J. Mosner      Senior Vice President, President        54        1995
                                   Deluxe Financial Services
      Charles M. Osborne      Senior Vice President and               43        1981
                                   Chief Financial Officer
      Michael F. Reeves       Vice President, Human Resources         47        1987
      Robert H. Rosseau       Senior Vice President, President        49        1996
                                   Deluxe Electronic Payment Systems
      Michael R. Schwab       Senior Vice President and               51        1994
                                   Chief Information Officer
      Jay B. Skutt            Senior Vice President, General          53        1988
                                   Manager, Check Printing


   MR. BLANCHARD age 54, has served as President and Chief Executive Officer of the Company since May 1, 1995 and as Chairman of the Board of Directors since May 6, 1996. From January 1994 to April 1995, Mr. Blanchard was executive vice president of General Instrument Corporation, a supplier of systems and equipment to the cable and satellite television industry. From 1991 to 1993, Mr. Blanchard was chairman and chief executive officer of Harbridge Merchant Services, a national credit card processing company. Previously, Mr. Blanchard was employed by American Telephone & Telegraph Company for 25 years, most recently as senior vice president responsible for national business sales. Mr. Blanchard also serves as a director of Norwest Corporation and Saville Systems PLC.

   MR. BJORNDAHL joined the Company in 1995 as a Vice President and is responsible for Sales and Marketing for its Financial Services Group MSU and Product Management for its DEPS MSU. Mr. Bjorndahl is also responsible for the Company's Deluxe Direct Response business. Prior to joining the Company, Mr. Bjorndahl was vice president of marketing for Citicorp Credit Services, Inc.'s ("Citicorp"), Master Card and Visa operations from January 1994 to July 1995. Citicorp is a credit card issuer. From 1991 until he joined Citicorp, Mr. Bjorndahl served as senior vice president, product development, for Visa International, a credit card processing company.

   MR. EILERS joined the Company in March 1988 when it purchased Current. From 1990 to 1995, Mr. Eilers served as Vice President and General Manager of Current's direct mail checks business. In 1995, Mr. Eilers became President of PaperDirect and the manager of the Company's business forms division. Mr. Eilers became a Vice President of Deluxe Direct, Inc. ("DDI"), a subsidiary of the Company that provides management services to its Deluxe Direct MSU, in October 1996 and he succeeded Mr. Mosner as the President of DDI in February 1997.

   MR. LEFEVRE has served as Senior Vice President, General Counsel and Secretary of the Company since February 1994. From 1978 to February 1994, Mr. LeFevre was employed by Wang Laboratories, Inc. From 1988 until February 1994, he held various positions in Wang Laboratories' law department, including corporate counsel, vice president, general counsel and secretary. Wang Laboratories was in the business of manufacturing and selling computer hardware and software and related services.

   MR. MOSNER served as Senior Vice President of the Company from November 1995 until October 1996, when he became President of DDI. During such time, Mr. Mosner served as the Principal Executive Officer of the Company's Deluxe Direct MSU. In February 1997, Mr. Mosner became a Senior Vice President of the Company and he currently serves as President of its Financial Services Group MSU. Mr. Mosner was Executive Vice President and Chief Operating Officer of Hanover Direct, a direct marketing company, with responsibility for non-apparel products. Previously, he was employed for 28 years by Sears, Roebuck and Company, where he was Vice President of merchandising from 1991 to 1993.

   MR. OSBORNE has been employed by the Company since 1981 and has served as Chief Financial Officer since 1984 and Senior Vice President since 1989. Mr. Osborne is expected to leave the employ of the Company in May 1997.

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

   MR. ROSSEAU became a Senior Vice President of the Company and President of its Deluxe Electronic Payment Systems MSU in August 1996. Prior to joining the Company, Mr. Rosseau served as President of Diners Club U.S. from November 1990 to May 1996 and Chairman of Diners Club International from January 1992 to May 1996. From February 1989 to October 1990, Mr. Rosseau was Managing Director, Distribution Marketing for Citibank, N.A. ("Citibank"). Diners Club is a charge card issuer and Citibank is a financial institution.

   MR. SCHWAB has been responsible for the information systems of the Company and has served as Senior Vice President and Chief Information Officer since November 1994. Previously, Mr. Schwab was employed by USAir, a commercial air carrier, from 1989 to 1991 as senior vice president and chief information officer, and from 1991 to April 1994 as executive vice president of operations.

   MR. SKUTT has been employed by the Company since 1965. Since 1988, Mr. Skutt has been a Vice President with principal responsibility for manufacturing and national production operations and he has served as Senior Vice President since 1994. Mr. Skutt was the Company's Chief Procurement Officer from December 1995 to December 1996, when he became the General Manager of check printing operations.

ITEM 2.  PROPERTIES

   The Company conducts production and service operations in 81 facilities located in 29 states, Puerto Rico, Canada and the United Kingdom. These buildings total approximately 4,721,000 square feet. The Company's headquarters occupies a 160,000-square-foot building in Shoreview, Minnesota. Deluxe Financial Services has two principal facilities in Shoreview, Minnesota, totaling approximately 251,700 square feet. These sites are devoted to sales, administration, and marketing. Deluxe Direct's principal facilities are a 156,000-square-foot marketing building in Shoreview, Minnesota, and a 148,000-square-foot sales and product design building in Colorado Springs, Colorado. Deluxe Electronic Payment System's primary administrative facility occupies a 171,000 square foot building in Milwaukee, Wisconsin and its principal data processing centers are located in New Berlin, Wisconsin and Scottsdale, Arizona. All but four of the Company's production facilities are one story high and most were constructed and equipped in accordance with the Company's plans and specifications.

   More than half of the Company's total production area has been constructed during the past 20 years. The Company owns 48 of its facilities and leases the remainder for terms expiring from 1997 to 2001. Depending upon the circumstances, when a lease expires, the Company either renews the lease or constructs a new facility to replace the leased facility.

   The Company has announced a plan to close 26 of its financial institution check printing plants over a two-year period. These plant closings were made possible by advancements in the Company's telecommunications, order processing and printing technologies. Upon the completion of this restructuring, the Company's 15 remaining plants will be equipped with sufficient capacity to produce at or above current order volumes. As of December 31, 1996, 12 of the 26 plants had been closed. Also, during the first quarter of 1996, the Company announced a plan to move the operating and administrative facilities of one of its direct mail businesses from New Jersey to Colorado. This move was completed in 1997.

ITEM 3.  LEGAL PROCEEDINGS
   Other than ordinary routine litigation incidental to its business, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the Company's property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The information appearing under the caption "Financial Highlights" on page 1, and "Shareholder Information" on page 33 of the Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA
   The information appearing under the caption "Eleven-year Summary" on pages 18 and 19 in the Annual Report is incorporated by reference..

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
   The information appearing under the caption "Management's Discussion and Analysis" on pages 14 through 17 in the Annual Report is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   The financial statements, notes and independent auditors' report on pages 20 through 31 of the Annual Report and the information appearing under the caption "Summarized Quarterly Financial Data" (unaudited) on page 31 in the Annual Report is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
     EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company's proxy statement, filed with the Securities and Exchange Commission on March 31, 1997, is incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following financial statements, schedules and independent auditors' report and consent are filed as part of this report:


                                                                             Page in
   Financial Statements                                                    annual report
Consolidated Balance Sheets at December 31, 1996 and 1995........................20
Consolidated Statements of Income for the three years in the period ended December 31, 1996.................................................21
Consolidated Statements of Cash Flows for the three years in the period ended December 31, 1996.............................................22
Notes to Consolidated Financial Statements.......................................23 - 30
Independent Auditors' Report ....................................................31
Supplemental Financial Information (Unaudited):
Summarized Quarterly Financial Data .............................................31
Independent Auditors' Consent to the incorporation by reference of its reports in the Company's registration statements
     numbered 2-96963, 33-53585, 33-57261, 33-32279, 33-58510 and 33-62041......F-1


   Schedules other than those listed above are not required or are not applicable, or the required information is shown in the financial statements or notes.

   (b)   Reports on Form 8-K

   None

   (c) The following exhibits are filed as part of or are incorporated in this report by reference:


Exhibit                                                                                     Method Of
Number                        Description                                                    Filing
------                        -----------                                                    ------

 3.1      Articles of Incorporation ( incorporated by reference to the Company's                *
          Annual Report on Form 10-K for the year ended December 31, 1990).

 3.2      Bylaws (incorporated by reference to the Company's Annual Report on Form              *
          10-K for the year ended December 21, 1994).

 4.1      Amended and Restated Rights Agreement, dated as of January 31, 1997, by and           *
          between the Company and Norwest Bank Minnesota, National Association, as
          Rights Agent, which includes as Exhibit A thereto, the form of Rights
          Certificate (incorporated by reference to Exhibit 4.1 to the Company's
          Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the
          Securities and Exchange Commission (the "Commission") on February 7, 1997).

 4.2      Indenture, relating to up to $150,000,000 of debt securities (incorporated            *
          by reference to Exhibit 4.1 to the Company's Registration Statement on Form
          S-3 (33-32279) filed with the Commission on November 24, 1989).

10.8      Deluxe Corporation 1996 Annual Incentive Plan (as amended August 9, 1996)             *
          (incorporated by reference to Exhibit 10.4 to the Company's report on Form
          10-Q for the Quarter ended September 30, 1996 (the "September 1996 10-Q), filed with the Commission on November 14, 1996).

10.9      Deluxe Corporation Stock Incentive Plan (as amended August 9, 1996)                   *
          (incorporated by reference to Exhibit 10.5 to the September 1996 10-Q).

10.10     Deluxe Corporation Performance Share Plan (incorporated by reference to               *
          Exhibit 10.6 to the September 1996 10-Q).

10.11     Deluxe Corporation Employee Stock Purchase Plan (incorporated by reference            *
          to Exhibit 10.7 to the September 1996 10-Q).

10.12     Deluxe Corporation Deferred Compensation Plan (incorporated by reference to           *
          Exhibit (10)(A) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K)).

10.13     Deluxe Corporation Supplemental Benefit Plan (incorporated by reference to            *
          Exhibit (10)(B) to the 1995 10-K).

10.14     Description of Deluxe Corporation Non-employee Director Retirement and        Filed herewith
          Deferred Compensation Plan.

10.15     Description of Initial Compensation and Employment Arrangement with John A.           *
          Blanchard III (incorporated by reference to Exhibit 10(G) to the 1995 10-K).

10.16     Description of Supplemental Pension Plan (incorporated by reference to                *
          Exhibit 10(H) in the 1995 10-K).

10.17     Deferred Compensation Agreement (incorporated by reference to Exhibit 10(I)           *
          to the 1995 10-K).

10.18     Description of Compensation Agreement with Harold V. Haverty (incorporated            *
          by reference to Exhibit 10(J) to the 1995 10-K).

10.19     Separation Agreement, made and entered into November 8, 1996, between the     Filed herewith
          Company and Jerry K. Twogood.

10.20     Separation Agreement, made and entered into February 27,                      Filed herewith
          1997 between the Company and Mark T. Gritton.

10.21     Consulting Agreement, made and entered into as of                             Filed herewith
          November 1, 1996, between the Company and Donald R. Hollis.

10.22     Agreement, dated as of October 24, 1994, between the                          Filed herewith
          Company and Michael R. Schwab.

12.4      Statement re:  computation of ratios.                                         Filed herewith

13.1      1996 Annual Report to shareholders.                                           Filed herewith

21.1      Subsidiaries of the Registrant.                                               Filed herewith

23        Consent of Experts and Counsel (incorporated by reference to page F-1 of              *
          this Annual Report on Form 10-K).

24.1      Power of attorney.                                                            Filed herewith

27.1      Financial Data Schedule.                                                      Filed herewith

99.1      Risk Factors and Cautionary Statements                                        Filed herewith


----------------
*  Incorporated by reference


   Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of the Company's reasonable expenses ($.25 per page) in furnishing such copies.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, State of Minnesota on March 31, 1997.

                                        DELUXE CORPORATION

   Date: March 31, 1997                By  /s/ John A. Blanchard III
      John A. Blanchard III                Chairman of the Board of Directors,
                                           President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 31, 1997.

SIGNATURE                      TITLE
---------                      -----
By /s/ John A. Blanchard III   Chairman of the Board of Directors,
John A. Blanchard III          President and Chief Executive Officer
                               (Principal Executive Officer)

By /s/ Charles M. Osborne      Senior Vice President and Chief Financial Officer
       Charles M. Osborne      (Principal Financial Officer and Principal
                               Accounting Officer)
       *
Harold V. Haverty              Director

       *
Whitney MacMillan              Director

       *
James J. Renier                Director

       *
Barbara B. Grogan              Director

       *
Allen F. Jacobson              Director

       *
Stephen P. Nachtsheim          Director

       *
Calvin W. Aurand, Jr.          Director

       *
Donald R. Hollis               Director

       *
Robert C. Salipante            Director

*By:     /s/ John A. Blanchard III
             John A. Blanchard III
             Attorney-in-Fact




                          INDEPENDENT AUDITORS' CONSENT

   We consent to the incorporation by reference in registration statements 2-96963, 33-53585 and 33-57261 on Form S-8 and 33-32279, 33-58510 and 33-62041
on Form S-3 of our report dated February 10, 1997, incorporated by reference in this Annual Report on Form 10-K of Deluxe Corporation for the year ended December 31, 1996.

   /s/ Deloitte & Touche LLP
   Deloitte & Touche LLP
   Minneapolis, Minnesota
   March 27, 1997



                                  EXHIBIT INDEX

   The following exhibits are filed as part of this report:

   Exhibit                                                                 Page
   Number                                   Description                   Number
   ------                                   -----------                   ------

    10.14  Description of Deluxe Corporation Non-employee
                  Director Retirement and Deferred Compensation Plan.

    10.19  Separation Agreement, made and entered into
                  November 8, 1996, between the Company and Jerry K. Twogood.

    10.20  Separation Agreement, made and entered into February 27,
                  1997 between the Company and Mark T. Gritton.

    10.21  Consulting Agreement, made and entered into as of
                  November 1, 1996, between the Company and Donald R. Hollis.

    10.22  Agreement, dated as of October 24, 1994, between the
                  Company and Michael R. Schwab.

    12.4   Statement re:  computation of ratios.

    13.1   1996 Annual Report to shareholders.

    21.1   Subsidiaries of the Registrant.

    24.1   Power of attorney.

    27.1   Financial Data Schedule.

    99.1   Risk Factors and Cautionary Statements.