Form 10-Q
period 1997-03-31
DELUXE CORP
filed 1997-05-15
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark one)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE    ACT OF 1934

                    For quarterly period ended March 31, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 1-7945

                               DELUXE CORPORATION
             (Exact name of registrant as specified in its charter)


            MINNESOTA                                     41-0216800
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

3680 Victoria St. N., St. Paul, Minnesota                 55126-2966
(Address of principal executive offices)                  (Zip code)

                                 (612) 483-7111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes __X__ No _____


The number of shares outstanding of registrant's common stock, par value $1.00 per share, at May 1, 1997 was 82,227,931.




Item I. Financial Statements

                         PART I. FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                             March 31, 1997         December 31,
                                                                               (Unaudited)             1996
                                                                               -----------          -----------
CURRENT ASSETS
          Cash and cash equivalents                                            $   121,348          $   142,571
          Marketable securities                                                      7,967
          Trade accounts receivable                                                156,586              145,475
          Inventories:
              Raw material                                                          20,135               20,194
              Semi-finished goods                                                   12,300               14,549
              Finished goods                                                        17,398               21,295
          Supplies                                                                  12,409               11,503
          Deferred advertising                                                       9,977               14,222
          Deferred income taxes                                                     31,893               31,413
          Prepaid expenses and other current assets                                 48,409               48,302
                                                                               -----------          -----------
              Total current assets                                                 438,422              449,524
                                                                               -----------          -----------
LONG-TERM INVESTMENTS                                                               62,054               59,138
PROPERTY, PLANT, AND EQUIPMENT
          Land                                                                      42,548               42,563
          Buildings and improvements                                               306,830              307,018
          Machinery and equipment                                                  548,449              553,955
          Construction in progress                                                   1,364                1,382
                                                                               -----------          -----------
              Total                                                                899,191              904,918
          Less accumulated depreciation                                            459,405              458,060
                                                                               -----------          -----------
              Property, plant, and equipment - net                                 439,786              446,858
INTANGIBLES
          Cost in excess of net assets acquired - net                              137,717              139,593
          Other intangible assets - net                                             83,183               81,327
                                                                               -----------          -----------
              Total intangibles                                                    220,900              220,920
                                                                               -----------          -----------
                  TOTAL ASSETS                                                 $ 1,161,162          $ 1,176,440
                                                                               ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable                                                     $    62,121          $    63,810
          Accrued liabilities:
              Wages, including vacation pay                                         59,659               56,471
              Employee profit sharing and pension                                   13,141               52,879
              Accrued rebates                                                       34,936               33,975
              Income taxes                                                          27,341
              Other                                                                107,852              110,625
          Short-term debt                                                              819               17,011
          Long-term debt due within one year                                         6,297                6,606
                                                                               -----------          -----------
              Total current liabilities                                            312,166              341,377
                                                                               -----------          -----------
LONG-TERM DEBT                                                                     109,018              108,937
DEFERRED INCOME TAXES                                                               13,752               13,210
SHAREHOLDERS' EQUITY
          Common shares - $1 par value (authorized 500,000,000 shares;
             issued: 82,163,422)                                                    82,163               82,056
          Additional paid-in capital                                                 3,000
          Retained earnings                                                        642,153              631,151
          Unearned compensation                                                       (845)                (937)
          Net unrealized loss - marketable securities                                  (36)
          Cumulative translation adjustment                                           (209)                 646
                                                                               -----------          -----------
              Total shareholders' equity                                           726,226              712,916
                                                                               -----------          -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 1,161,162          $ 1,176,440
                                                                               ===========          ===========


  See Notes to Consolidated Financial Statements






                       DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except per Share Amounts)
                                   (Unaudited)

                                                                   QUARTER ENDED MARCH 31,
                                                                 1997                  1996
                                                             ------------          ------------
NET SALES                                                    $    466,476          $    488,088

OPERATING EXPENSES
          Cost of sales                                           204,296               250,662
          Selling, general and administrative                     179,705               185,170
          Employee profit sharing and pension                      12,021                14,409
          Employee bonus and stock purchase discount                4,312                 3,901
                                                             ------------          ------------
              Total                                               400,334               454,142
                                                             ------------          ------------
INCOME FROM OPERATIONS                                             66,142                33,946

OTHER INCOME (EXPENSE)
          Other income                                              5,632                 1,113
          Interest expense                                         (2,385)               (2,788)
                                                             ------------          ------------
INCOME BEFORE INCOME TAXES                                         69,389                32,271

PROVISION FOR INCOME TAXES                                         27,964                13,350
                                                             ------------          ------------

NET INCOME                                                   $     41,425          $     18,921
                                                             ============          ============

AVERAGE COMMON SHARES OUTSTANDING                              82,125,412            82,407,794


NET INCOME PER SHARE                                         $       0.50          $       0.23

CASH DIVIDENDS PER COMMON SHARE                              $       0.37          $       0.37


See Notes to Consolidated Financial Statements



                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Quarter Ended March 31, 1997 and 1996
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                       1997                1996
                                                                                                     ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                                                  $  41,425          $  18,921
         Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                                 14,120             17,018
           Amortization of intangibles                                                                   6,920              9,386
           Stock purchase discount                                                                       1,735              1,997
           Net gain on sale of business                                                                 (3,500)
           Changes in assets and liabilities, net of effects from acquisitions, discontinued
           operations
            and sale of business:
                Trade accounts receivable                                                              (10,804)            (3,738)
                Inventories                                                                              7,309              9,615
                Accounts payable                                                                        (1,688)           (16,764)
                Other assets and liabilities                                                              (272)            12,755
                                                                                                     ---------          ---------
           Net cash provided by continuing operations                                                   55,245             49,190
           Net cash used by discontinued operations                                                       (206)            (1,036)
                                                                                                     ---------          ---------
                    Net cash provided by operating activities                                           55,039             48,154

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sales of marketable securities with maturities of more than 3 months                                 6,250
         Purchases of marketable securities with maturities of more than 3 months                       (8,000)
         Purchases of capital assets                                                                   (21,510)           (14,273)
         Payments for acquisitions, net of cash acquired                                                                   (4,323)
         Net proceeds from sale of business and discontined
            operations, net of cash sold                                                                   797
         Other                                                                                            (308)            (1,481)
                                                                                                     ---------          ---------
                    Net cash used in investing activities                                              (29,021)           (13,827)

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on long-term debt                                                                     (1,643)            (2,288)
         Payments to retire common stock                                                                (4,899)            (9,277)
         Proceeds from issuing stock under employee plans                                                5,674              6,284
         Net (payments on) proceeds from short-term debt                                               (15,950)            10,688
         Cash dividends paid to shareholders                                                           (30,423)           (30,545)
                                                                                                     ---------          ---------
                    Net cash used in financing activities                                              (47,241)           (25,138)
                                                                                                     ---------          ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                   (21,223)             9,189
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       142,571             13,668
                                                                                                     ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 121,348          $  22,857
                                                                                                     =========          =========


See Notes to Consolidated Financial Statements





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 1997, and the consolidated statements of income for the quarters ended March 31, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2. At March 31, 1997, the Company has uncommitted bank lines of credit of $189.8 million available at variable interest rates. As of that date, $.8 million was drawn on those lines at a weighted average interest rate of 6.8%. Also, the Company has in place a $150 million committed line of credit which is available for borrowing and as support for commercial paper. As of March 31, 1997, the Company had no commercial paper outstanding. The Company has in place a medium-term note program for the issuance of up to $300 million of medium-term notes to be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of March 31, 1997, no such notes were issued or outstanding.

3. During the first quarter of 1996, the Company recorded charges of $34.8 million related to the closing of 21 of its check printing plants and the movement of PaperDirect's operations from New Jersey to existing company facilities in Colorado and Minnesota. As of March 31, 1997, 8 of the 21 plants have been closed. The $34.8 million of charges includes employee severance costs and expected losses on the disposition of plant and equipment. Expenses of $32 million are included in cost of goods sold and $2.8 million in selling, general and administrative expense. The Company's balance sheets reflect a restructuring accrual of $25.4 million and $29.1 million for employee severance costs and $3.7 million and $3.8 million for estimated losses on assets disposition as of March 31, 1997 and December 31, 1996, respectively. The majority of these severance costs are expected to be paid out in 1997 and early 1998 from cash generated from the Company's operations.

4. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The statement is effective for interim and annual periods ending after December 15, 1997. The effect of this statement is not expected to materially change the Company's reported earnings per share disclosures.

5. During December 1996, the Company announced its plans to divest three of the businesses in the Deluxe Direct segment -- Nelco, Inc., PaperDirect, Inc. and the Social Expressions unit of Current, Inc. Together, these businesses recorded sales of $64.1 and $71.0 million and contributed net income of approximately $3.9 million and a net loss of $2.6 million in the first quarter of 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

The Company has organized its many independent business units into three reporting segments, Deluxe Financial Services, Deluxe Direct and Deluxe Electronic Payment Systems. Through Deluxe Financial Services, the Company provides check printing, direct marketing assistance, business forms and related services to financial institutions and their customers in the United States, Canada, and the United Kingdom and payment systems protection services, including check authorization, account verification, and collection services to financial institutions and retailers. Through Deluxe Direct, the Company provides specialty papers to households and small businesses; tax forms and electronic tax filing services to tax preparers; and direct mail greeting cards, gift wrap, and related products to households. Through Deluxe Electronic Payment Systems, the Company provides electronic funds transfer and other software solutions to financial institutions and electronic benefit transfer services to state governments.

Results of Operations - Quarter Ended March 31, 1997 Compared to the Quarter
                        Ended March 31, 1996

Net sales were $466.5 million for the first quarter of 1997, down 4.4% from the first quarter of 1996, when sales were $488.1 million. Deluxe Financial Services' revenue increased 6.0% over the first quarter of 1996, due to acquisitions and volume increases from the payment protection and collection businesses and direct mail checks. Deluxe Direct's revenue decreased 39.3% from 1996, due primarily to lost sales from divestitures and lower volume at the direct mail businesses as a result of cutbacks in circulation. Deluxe Electronic Payment Systems' revenue increased 5.3% over the first quarter of 1996 due to increased volume for virtually all product lines.

Cost of sales decreased $46.4 million, or 18.5% from the first quarter of 1996. Deluxe Financial Services' first quarter cost of sales decreased 10.2% from the first quarter of 1996 due to divestitures and the restructuring charges taken in the first quarter of 1996. Deluxe Direct's cost of sales decreased 49.1% from the first quarter of 1996 due to divestitures and reduced sales at the direct mail businesses. Deluxe Electronic Payment System's cost of sales increased 3.5% due to increased salaries and wages as a result of an increase in highly trained employees.

Selling, general and administrative expenses decreased $5.5 million or 3.0% in the first quarter 1997 over the first quarter of 1996. Deluxe Financial Services' first quarter 1997 selling, general and administrative expenses increased 17.3% over the first quarter of 1996, due primarily to increased marketing expenses and increased expenses for financial institution check printing related to higher customer service call volumes and the implementation of a new customer interface system. Deluxe Direct's selling, general and administrative expenses decreased 43.0% from the first quarter of 1996, due primarily to divestitures and the suspension of depreciation and amortization of the segment's businesses held for sale (Nelco, Inc., PaperDirect, Inc., and the Social Expressions unit of Current, Inc.). Deluxe Electronic Payment Systems' selling, general and administrative expenses decreased 10.0% due primarily to changes in the sales commission structure.

Net income was $41.4 million for the first quarter of 1997, or 8.9% of sales, compared to $18.9 million for the first quarter of 1996, or 3.9% of sales. The increase over 1996 is primarily attributable to lower selling, general and administrative expenses in 1997, a $3.5 million pretax gain on the sale of one of the Company's product lines, and restructuring charges recorded in 1996.

Financial Condition - Liquidity

Cash provided by continuing operations was $55.2 million for the first quarter of 1997, compared with $49.2 million for the first quarter of 1996. This represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends. The Company's working capital on March 31, 1997 was $126.3 million compared to $108.1 million on December 31, 1996. The Company's current ratio on March 31, 1997 was 1.4 to 1 compared to 1.3 to 1 on December 31, 1996.

Financial Condition - Capital Resources

Purchases of capital assets totaled $21.5 million for the first quarter of 1997 compared to $14.3 million during the comparable period one year ago. The increase is the result of planned increases in the Deluxe Electronic Payment Systems segment and corporate expenditures for a new entity-wide financial system.

At March 31, 1997, the Company has uncommitted bank lines of credit of $189.8 million available at variable interest rates. As of that date, $.8 million was drawn on those lines at a weighted average interest rate of 6.8%. Also, the Company has in place a $150 million committed line of credit which is available for borrowing and as support for commercial paper. As of March 31, 1997, the Company had no commercial paper outstanding. The Company has in place a medium-term note program for the issuance of up to $300 million of medium-term notes to be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of March 31, 1997, no such notes were issued or outstanding. Cash dividends totaled $30.4 million for the first quarter of 1997 compared to $30.5 million for the first quarter of 1996.


                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the first quarter, the Company extended the benefits afforded by the Company's shareholder rights plan, dated as of February 12, 1988 (the "Existing Plan"), by amending and restating its provisions. The amended plan, like the Existing Plan, is intended to deter coercive or abusive tender offers and market accumulations. The amended plan encourages an acquirer to negotiate with the Company's Board of Directors and enhances the Board's ability to act in the best interest of all of the Company's shareholders.

Among other things, the Amended and Restated Rights Agreement, dated as of January 31, 1997 (the "Amended Agreement"), contains the following revisions to the Existing Plan: (i) Norwest Bank Minnesota, National Association has been appointed as Rights Agent; (ii) the term of the shareholder rights plan has been extended from February 22, 1998 through January 31, 2007; (iii) the exercise price of the Rights has been increased from $100 to $150 (subject to adjustment under certain circumstances described in the Amended Agreement); (iv) the threshold ownership requirement which triggers the exercisability of the Rights has been reduced from 30% to 15%; (v) the circumstances under which the Rights may be redeemed or the Amended Plan amended has been revised; (vi) the Board of Directors may now exchange shares of the Company's Common Stock for the Rights under certain circumstances; (vii) the events giving rise to the ability of the holders of the Rights to purchase shares of the Company's Common Stock at a discount from its current market price have been revised; and (viii) a provision exempting certain permitted offers and inadvertent acquisitions from the operation of the Amended Plan has been incorporated. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Agreement, a copy of which was filed as exhibit 4.1 to the Company's Amendment No. 1 on Form 8-A/A-1 filed with the Securities and Exchange Commission on February 7, 1997.

Item 5. Other Information

                     RISK FACTORS AND CAUTIONARY STATEMENTS

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "should result," "are expected to," "will continue," "will approximate," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse.

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. This Item 5 statement supersedes and replaces the discussion in Exhibit 99.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Capitalized terms used without definition herein have the meanings assigned to such terms in the Quarterly Report on Form 10-Q of which this Exhibit is a part.

Earnings Estimates. From time to time, the authorized representatives of the Company may make predictions or forecasts regarding the Company's future results, including estimated earnings or earning from operations. Any forecast, including the Company's current statement that its 1997 adjusted earnings from operations will approximate $2.15 per share, regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts and the variation from such forecasts may be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company and other information affecting the Company and its products when evaluating the Company's prospective results of operations.

In addition, authorized representatives of the Company may occasionally comment on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Generally speaking, the Company does not make public its own internal projections, budgets or estimates. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations.

The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions for which they are based.

Sales of Businesses. The Company has indicated its continuing intention to divest the businesses comprising its Deluxe Direct MSU, but it has not reached agreement with any prospective buyers nor has it received what it considers an acceptable bid for any of such companies. As a result, the possibility exists that the Company will not identify a suitable buyer or receive an acceptable price for the entities to be divested. A failure to identify an appropriate buyer and/or reach an acceptable purchase price would materially delay the anticipated sales and could result in further write-offs by the Company, some of which could be significant. In addition, a delay in the execution of these sales could cause the Company to incur continued operating losses from the businesses sought to be divested, or make unanticipated investments in those businesses, and would postpone the receipt and use by the Company of the proceeds expected to be generated thereby.

Timing and Amount of Anticipated Cost Reductions. With regard to the results of the Company's ongoing cost reduction efforts, there can be no assurance that the anticipated cost savings will be fully realized or will be achieved within the time periods expected. The implementation of the printing plant closures is, in large part, dependent upon the successful development of the software needed to streamline the check ordering process and redistribute the resultant order flow among the Company's remaining printing plants. Because of the complexities inherent in the development of software products as sophisticated as those needed to accomplish this task, there can be no assurance that unanticipated development delays will not occur. Any such occurrence could adversely affect the planned consolidation of the Company's printing facilities and delay the realization or reduce the amount of the anticipated expense reductions. The Company expects to defer one or more plant closings previously scheduled for 1997 into the first half of 1998.

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

Further, there can be no assurance that increased expenses attributable to other areas of the Company's operations or to increases in raw material, labor, equipment or other costs will not offset some or all of the savings expected to be achieved through the cost reduction efforts. Competitive pressures and other market factors may also require the Company to share the benefit of some or all of any savings with its customers or otherwise adversely affect the prices it receives or the market for its products. As a result, even if the expected cost reductions are fully achieved in a timely manner, such reductions are not likely to be fully reflected by commensurate gains in the Company's net income, cash position, dividend rate or the price of its Common Stock.

Effect of Financial Institution Consolidation. There is an ongoing trend towards increasing consolidation within the banking industry that has resulted in increased competition and pressure on check prices. This concentration greatly increases the importance to the Company of retaining its major customers and attracting significant additional customers in an increasingly competitive environment. Although the Company devotes considerable efforts towards the development of a competitively priced, high quality suite of products for the financial services and retail industries, there can be no assurance that significant customers will not be lost nor that any such loss can be counterbalanced through the addition of new customers or by expanded sales to the Company's remaining customers.

Raw Materials and Postage Costs. Increases in the price of paper and the cost of postage can adversely affect the profitability of the Company's printing and mail order businesses. Competitive pressures and overall trends in the marketplace may have the effect of inhibiting the Company's ability to reflect increased costs of production in the retail prices of its products.

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

Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income for at least the next several years. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit and bill paying services, home banking applications and Internet-based retail services, are in various stages of development and additional systems will likely be introduced. Although the Company expects that there will continue to be a substantial market for checks for the foreseeable future, the rate and the extent to which these alternative systems will achieve consumer acceptance and replace checks cannot be predicted. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for the Company's primary products and its account verification, payment protection and collection services. The creation of these alternative payment methodologies has also resulted in an increased interest in transaction processing as a source of revenue, which has led to increased competition for the Company's transaction processing businesses.

Seasonality. A significant portion of the revenues and earnings of the Company's Deluxe Direct MSU is dependent upon its results of operations during the fourth quarter. As a result, the results reported for this division during the first three quarters of any given year are not necessarily indicative of those which may be expected for the entire year.

HCL Joint Venture. Although the Company has reached an agreement in principle to form a joint venture with HCL Corporation of New Delhi, India ("HCL"), a number of ancillary agreements have not yet been finalized and several conditions precedent to the formation of the joint venture have not yet been fulfilled. Transactions of this type are typically complex and difficult to structure, and the level of complexity is heightened when, as is the case with HCL, the joint venture involves foreign persons and/or entities. Significant, unforeseen issues may arise that could delay, or prevent altogether, the formal creation of the joint venture.

Moreover, there can be no assurance that the software and transaction processing products and software development services proposed to be offered by the joint venture will achieve market acceptance in either the United States or India. In addition, the Company has no operational experience in India and only limited international exposure to date. Operations in foreign countries are subject to numerous potential obstacles including, among other things, cultural differences, political unrest, export controls, governmental interference or regulation (both domestic and foreign), currency fluctuations, personnel issues and varying competitive conditions. There can be no assurance that one or more of these factors, or additional causes or influences, many of which are likely to have been unanticipated and beyond the ability of the Company to control, will not operate to inhibit the success of the venture. As a result, there can be no assurance that the HCL joint venture will generate significant revenues or profits or provide an adequate return on any investment by the Company.


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


      (a)   The following exhibits are filed as part of this report:

            Exhibit No.          Description                   Method of Filing
            -----------          -----------                   ----------------
               12.1             Computation of Ratio of         Filed herewith
                                Earnings to Fixed Charges

               27.1             Financial Data Schedule         Filed herewith

      (b) On February 7, 1997, the registrant filed a report on Form 8-K describing an amendment to its Shareholders' Rights Plan
            (See "Item 2. Changes in Securities").




                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DELUXE CORPORATION
                                 (Registrant)


    Date      May 15 1997        /s/ J.A. Blanchard III
                                 J.A. Blanchard III, President
                                 and Chief Executive Officer
                                 (Principal Executive Officer)


    Date      May 15, 1997       /s/ Thomas W. VanHimbergen
                                 Thomas W. VanHimbergen, Senior Vice President
                                 and Chief Financial Officer
                                 (Principal Financial Officer)




                                INDEX TO EXHIBITS

    Exhibit No.     Description                                    Page No.
    -----------     -----------                                    --------
       12.1         Computation of Ratio of
                    Earnings to FixedCharges

       27.1         Financial Data Schedule