Form 10-Q
period 1997-06-30
DELUXE CORP
filed 1997-08-14
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending       June 30, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

Commission file number:              1-7945


                                     DELUXE
                                   CORPORATION
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                     41-0216800
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              3680 Victoria St. N., St. Paul, Minnesota 55126-2966
               (Address of principal executive offices) (Zip code)

                                 (612) 483-7111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_   No ___

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 1, 1997 was 82,404,392.

Item I.  Financial Statements

                          PART I. FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                              June 30, 1997   December 31,
                                                               (Unaudited)       1996
                                                               -----------    -----------
CURRENT ASSETS
          Cash and cash equivalents                            $   122,198    $   142,571
          Marketable securities                                     12,975
          Trade accounts receivable                                157,227        145,475
          Inventories:
              Raw material                                          20,389         20,194
              Semi-finished goods                                   11,218         14,549
              Finished goods                                        21,376         21,295
          Supplies                                                  11,463         11,503
          Deferred advertising                                      10,059         14,222
          Deferred income taxes                                     31,817         31,413
          Prepaid expenses and other current assets                 50,118         48,302
                                                               -----------    -----------
              Total current assets                                 448,840        449,524
                                                               -----------    -----------
LONG-TERM INVESTMENTS                                               62,314         59,138
PROPERTY, PLANT, AND EQUIPMENT
          Land                                                      42,109         42,563
          Buildings and improvements                               303,639        307,018
          Machinery and equipment                                  546,406        553,955
          Construction in progress                                   1,838          1,382
                                                               -----------    -----------
              Total                                                893,992        904,918
          Less accumulated depreciation                            460,634        458,060
                                                               -----------    -----------
              Property, plant, and equipment - net                 433,358        446,858
INTANGIBLES
          Cost in excess of net assets acquired - net              136,742        139,593
          Other intangible assets - net                             85,870         81,327
                                                               -----------    -----------
              Total intangibles                                    222,612        220,920
                                                               -----------    -----------
                  TOTAL ASSETS                                 $ 1,167,124    $ 1,176,440
                                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable                                     $    63,436    $    63,810
          Accrued liabilities:
              Wages, including vacation pay                         61,813         56,471
              Employee profit sharing and pension                   22,162         52,879
              Accrued rebates                                       36,851         33,975
              Income taxes                                          19,619
              Other                                                101,362        110,625
          Short-term debt                                                          17,011
          Long-term debt due within one year                         6,284          6,606
                                                               -----------    -----------
              Total current liabilities                            311,527        341,377
                                                               -----------    -----------
LONG-TERM DEBT                                                     107,191        108,937
DEFERRED INCOME TAXES                                               13,695         13,210
SHAREHOLDERS' EQUITY
          Common shares - $1 par value (authorized
            500,000,000 shares; issued: 82,198,264)                 82,198         82,056
          Additional paid-in capital                                 3,995
          Retained earnings                                        649,211        631,151
          Unearned compensation                                       (793)          (937)
          Cumulative translation adjustment                            100            646
                                                               -----------    -----------
              Total shareholders' equity                           734,711        712,916
                                                               -----------    -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 1,167,124    $ 1,176,440
                                                               ===========    ===========


See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except per Share Amounts)
                                   (Unaudited)

                                                               QUARTER ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                          -------------------------------       -------------------------------
                                                              1997               1996               1997               1996
                                                          ------------       ------------       ------------       ------------
NET SALES                                                 $    440,347       $    466,580       $    906,823       $    954,668

OPERATING EXPENSES
          Cost of sales                                        193,281            211,543            397,577            462,206
          Selling, general and administrative                  171,006            168,633            350,710            353,802
          Employee profit sharing and pension                   11,247             16,239             23,268             30,648
          Employee bonus and stock purchase discount             2,745              4,192              7,058              8,093
                                                          ------------       ------------       ------------       ------------
              Total                                            378,279            400,607            778,613            854,749
                                                          ------------       ------------       ------------       ------------
INCOME FROM OPERATIONS                                          62,068             65,973            128,210             99,919

OTHER INCOME (EXPENSE)
          Other income                                           3,474              1,794              9,106              2,907
          Interest expense                                      (2,487)            (2,518)            (4,872)            (5,305)
                                                          ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                                      63,055             65,249            132,444             97,521

PROVISION FOR INCOME TAXES                                      25,598             27,193             53,562             40,544
                                                          ------------       ------------       ------------       ------------

NET INCOME                                                $     37,457       $     38,056       $     78,882       $     56,977
                                                          ============       ============       ============       ============

AVERAGE COMMON SHARES OUTSTANDING                           82,142,145         82,378,062         82,129,544         82,397,264


NET INCOME PER COMMON SHARE                               $       0.46       $       0.46       $       0.96       $       0.69

CASH DIVIDENDS PER COMMON SHARE                           $       0.37       $       0.37       $       0.74       $       0.74



See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1997 and 1996
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                   1997             1996
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                              $  78,882       $  56,977
         Adjustments to reconcile net income to net cash provided
          by operating activities:
           Depreciation                                                             29,026          33,740
           Amortization of intangibles                                              14,132          19,129
           Stock purchase discount                                                   3,406           3,840
           Net gain on sales of businesses                                          (1,814)
           Changes in assets and liabilities, net of effects from
            acquisitions, discontinued operations, and sales of
            businesses:
                Trade accounts receivable                                          (12,077)         (7,118)
                Inventories                                                          4,160          10,850
                Accounts payable                                                      (373)        (14,259)
                Other assets and liabilities                                        (5,103)         32,659
                                                                                 ---------       ---------
           Net cash provided by continuing operations                              110,239         135,818
           Net cash used by discontinued operations                                   (192)         (1,051)
                                                                                 ---------       ---------
                    Net cash provided by operating activities                      110,047         134,767

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sales of marketable securities with maturities
          of more than 3 months                                                                      6,250
         Net change in marketable securities with maturities of 3 months
          or less                                                                  (12,960)
         Purchases of capital assets                                               (39,821)        (41,228)
         Payments for acquisitions, net of cash acquired                                            (8,723)
         Net proceeds from sales of businesses and discontinued operations,
          net of cash sold                                                           1,797
         Other                                                                       1,571           7,781
                                                                                 ---------       ---------
                    Net cash used in investing activities                          (49,413)        (35,920)

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on long-term debt                                                 (3,494)         (4,156)
         Payments to retire common stock                                           (11,322)        (18,338)
         Proceeds from issuing stock under employee plans                           11,414          13,102
         Net payments on short-term debt                                           (16,783)        (21,005)
         Cash dividends paid to shareholders                                       (60,822)        (61,060)
                                                                                 ---------       ---------
                    Net cash used in financing activities                          (81,007)        (91,457)
                                                                                 ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (20,373)          7,390
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   142,571          13,668
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 122,198       $  21,058
                                                                                 =========       =========




See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the quarters ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2. As of June 30, 1997, the Company had uncommitted bank lines of credit of $190.0 million available at variable interest rates. As of that date, none was drawn on those lines. The Company had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of June 30, 1997, the Company had no commercial paper outstanding. Additionally, the Company had a shelf registration in place for the issuance of up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of June 30, 1997, no such notes were issued or outstanding.

3. During the first quarter of 1996, the Company recorded charges of $34.8 million related to the closing of 21 of its check printing plants and the movement of PaperDirect's operations from New Jersey to existing company facilities in Colorado and Minnesota. The $34.8 million of charges consisted of employee severance costs and expected losses on the disposition of plant and equipment. Expenses of $32 million were included in cost of goods sold and $2.8 million were included in selling, general and administrative expense. As of June 30, 1997, 12 of the 21 plants had been closed. The Company's balance sheets reflect restructuring accruals of $21.1 million and $29.1 million as of June 30, 1997 and December 31, 1996, respectively, for employee severance costs, and $3.3 million and $3.8 million as of June 30, 1997 and December 31, 1996, respectively, for estimated losses on asset dispositions. The majority of the severance costs are expected to be disbursed in the remainder of 1997 and early 1998 with cash generated from the Company's operations.

4. In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, effective for interim and annual periods ending after December 15, 1997; in June, 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, both effective for interim and annual periods beginning after December 15, 1997. The effect of these statements is not expected to materially change the Company's reported operating results.

5. During December 1996, the Company announced its plans to divest three of the business units in the Deluxe Direct segment -- Nelco, Inc., PaperDirect, Inc. and the Social Expressions unit of Current, Inc. Together, these business units recorded sales of approximately $39.1 and $46.7 million and contributed net losses of approximately $3.3 and $7.7 million in the second quarters of 1997 and 1996, respectively. These business units recorded aggregate sales of approximately $103.2 and $117.7 million and contributed net income of approximately $.7 and a net loss of approximately $10.8 million in the first six months of 1997 and 1996, respectively.

6. In July, 1997 the Company sold the assets of the check printing unit of Deluxe U.K. Limited. The effect of this sale will not have a material impact on the operating results of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

The Company has organized its many business units into three reporting segments, Deluxe Financial Services, Deluxe Direct and Deluxe Electronic Payment Systems. Through Deluxe Financial Services, the Company provides check printing, direct marketing assistance, business forms and related services to financial institutions and their customers in the United States, Canada, and the United Kingdom and payment systems protection services, including check authorization, account verification, and collection services to financial institutions and retailers. Through Deluxe Direct, the Company provides specialty papers to small businesses; tax forms and electronic tax filing services to tax preparers; and direct mail greeting cards, gift wrap, and related products to households. Through Deluxe Electronic Payment Systems, the Company provides electronic funds transfer and other software services to financial institutions and electronic benefit transfer services to state governments.

Results of Operations - Quarter and Six Months Ended June 30, 1997 Compared to the Quarter and Six Months Ended June 30, 1996

Net sales were $440.3 million for the second quarter of 1997, down 5.6% from the second quarter of 1996, when sales were $466.6 million. Net sales were $906.8 million for the first six months of 1997, down 5.0% from 1996, when sales for the first six months were $954.7 million. Deluxe Financial Services' revenue increased 4.1% over the second quarter and 5.0% over the first six months of 1996 due to acquisitions and volume increases in all areas offset slightly by price decreases in the check printing business. Deluxe Direct's revenue decreased 50.5% and 44.2% from the second quarter and the first six months of 1996, respectively, due primarily to divestitures and lower volume at the direct mail businesses as a result of reductions in solicitation mailings. Deluxe Electronic Payment Systems' revenue increased 6.4% over the second quarter and 5.8% over the first six months of 1996 due to increased volume in virtually all product lines.

Cost of sales decreased $18.3 million, or 8.6%, from the second quarter and $64.6 million, or 14.0%, from the first six months of 1996. Deluxe Financial Services' cost of sales was flat in quarter 2, 1997 compared to quarter 2, 1996 due to savings achieved in the business forms business offset by the volume increases and the impact of acquisitions. Deluxe Financial Services' cost of sales was significantly lower in the first six months of 1997 compared to 1996 due to the first quarter restructuring charge recorded in 1996. Deluxe Direct's cost of sales decreased significantly from 1996 due to divestitures and reduced sales by the direct mail businesses. Deluxe Electronic Payment Systems' cost of sales increased slightly as a result of an increase in personnel costs and general increases related to the higher sales volume.

Selling, general and administrative expenses increased $2.4 million or 1.4% in the second quarter of 1997 over the second quarter of 1996 and decreased $3.1 million, or .9% from the first six months of 1996. Deluxe Financial Services' 1997 selling, general and administrative expenses increased over 1996 due primarily to increased expenses for financial institution check printing related to higher customer service call volumes and the implementation of a new customer interface system. Deluxe Direct's selling, general and administrative expenses decreased from 1996 due primarily to divestitures and the suspension of depreciation and amortization of the business units held for sale (Nelco, Inc., PaperDirect, Inc., and the Social Expressions unit of Current, Inc.). Deluxe Electronic Payment Systems' selling, general and administrative expenses were flat versus 1996.

Net income was $37.5 million for the second quarter of 1997, or 8.5% of sales, compared to $38.1 million for the second quarter of 1996, or 8.2% of sales. Net income for the six months ended June 30, 1997 was $78.9 million, or 8.7% of sales compared to $57.0 million, or 6.0% of sales in 1996. The increase for the six month period is primarily attributable to a $3.5 million pretax gain on the sale of one of the Company's product lines in 1997, restructuring charges recorded in 1996, and lower employee profit sharing and pension costs as a result of amendments to the profit sharing and pension plans in 1997.

Financial Condition - Liquidity

Cash provided by operations was $110.0 million for the first six months of 1997, compared with $134.8 million for the first six months of 1996. The decrease in cash flow results from restructuring expenditures and other working capital changes. Cash from operations represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends. The Company's working capital on June 30, 1997 was $137.3 million compared to $108.1 million on December 31, 1996. The Company's current ratio on June 30, 1997 was
1.4 to 1 compared to 1.3 to 1 on December 31, 1996.

Financial Condition - Capital Resources

Purchases of capital assets totaled $39.8 million in the first six months of 1997 compared to $41.2 million during the comparable period one year ago. As of June 30, 1997, the Company had uncommitted bank lines of credit of $190.0 million available at variable interest rates. As of that date, none was drawn on those lines. The Company had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of June 30, 1997, the Company had no commercial paper outstanding. Additionally, the

Company had a shelf registration in place for the issuance of up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of June 30, 1997, no such notes were issued or outstanding. Cash dividends totaled $60.8 million in the first six months of 1997 compared to $61.1 million in the first six months of 1996.

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

Among other things, the Amended and Restated Rights Agreement, dated as of January 31, 1997 (the "Amended Plan"), contains the following revisions to the Existing Plan: (i) Norwest Bank Minnesota, National Association has been appointed as Rights Agent; (ii) the term of the shareholder rights plan has been extended from February 22, 1998 through January 31, 2007; (iii) the exercise price of the Rights has been increased from $100 to $150 (subject to adjustment under certain circumstances described in the Amended Plan); (iv) the threshold ownership requirement which triggers the exercisability of the Rights has been reduced from 30% to 15%; (v) the circumstances under which the Rights may be redeemed or the Amended Plan amended has been revised; (vi) the Board of Directors may now exchange shares of the Company's Common Stock for the Rights under certain circumstances; (vii) the events giving rise to the ability of the holders of the Rights to purchase shares of the Company's Common Stock at a discount from its current market price have been revised; and (viii) a provision exempting certain permitted offers and inadvertent acquisitions from the operation of the Amended Plan has been incorporated. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Plan, a copy of which was filed as exhibit 4.1 to the Company's Amendment No. 1 on Form 8-A/A-1 filed with the Securities and Exchange Commission on February 7, 1997.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual shareholders' meeting on May 6, 1997:
         68,619,115 shares were represented (83.46% of the 82,219,375 shares outstanding).

1.       Election of Directors:

         The nominees listed in the proxy statement were: John A. Blanchard III, Harold V. Haverty, Whitney MacMillan, Dr. James Renier, Barbara B. Grogan, Allen F. Jacobson, Stephen P. Nachtsheim, Calvin W. Aurund, Jr., Donald R. Hollis, and Robert C. Salipante.

         The results were as follows:

         For all nominees:                            67,063,071
         Withheld as to all nominees:                  1,159,375
         Withheld as to fewer than all nominees:       1,556,044


2. Ratification of appointment of Deloitte & Touche LLP as independent auditors:

         For all nominees:                             68,264,855
         Against:                                         100,436
         Abstain:                                         253,824

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

Earnings Estimates. From time to time, the authorized representatives of the Company may make predictions or forecasts regarding the Company's future results, including estimated earnings or earnings from operations. Any forecast, including the Company's current statement that its 1997 adjusted earnings from operations will approximate $2.15 per share, regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts and the variation from such forecasts may be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company and other information affecting the Company and its products when evaluating the Company's prospective results of operations.

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

Sales of Businesses. The Company has indicated its continuing intention to divest the businesses comprising its Deluxe Direct segment, but it has not reached agreement with any prospective buyers nor has it received what it considers an acceptable bid for any of such companies. As a result, the possibility exists that the Company will not identify a suitable buyer or receive an acceptable price for the entities to be divested. A failure to identify an appropriate buyer and/or reach an acceptable purchase price could materially delay the anticipated sales and/or could result in further write-offs by the Company, some of which could be significant. In addition, a delay in the execution of these sales could cause the Company to incur continued operating losses from the businesses sought to be divested, or make unanticipated investments in those businesses, and would postpone the receipt and use by the Company of the proceeds expected to be generated thereby.

Other Dispositions. In connection with its restructuring, the Company may also consider divesting or discontinuing operating or using other business units and assets which could result in write-offs by the Company, some of which could be significant.

Timing and Amount of Anticipated Cost Reductions. With regard to the results of the Company's ongoing cost reduction efforts, there can be no assurance that the anticipated cost savings will be fully realized or will be achieved within the time periods expected. The implementation of the printing plant closures is, in large part, dependent upon the successful development of the software needed to streamline the check ordering process and redistribute the resultant order flow among the Company's remaining printing plants. Because of the complexities inherent in the development of software products as sophisticated as those needed to accomplish this task, there can be no assurance that unanticipated development delays will not occur or that delays, currently being experienced by the Company in connection with such development and the conversion of its systems to the use of such software, will not continue beyond the Company's current expectations. Any such occurrence (or the continuation of any such delay beyond current expectations) could adversely affect the planned consolidation of the Company's printing facilities and delay the realization or reduce the amount of the anticipated expense reductions.

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

Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income for at least the next several years. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit and bill paying services, home banking applications and Internet-based retail services, are in various stages of maturity or development and additional systems will likely be introduced. Although the Company expects that there will continue to be a substantial market for checks for the foreseeable future, the rate and the extent to which these alternative systems will achieve consumer acceptance and replace checks cannot be predicted. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for the Company's primary products and its account verification, payment protection and collection services. The creation of these alternative payment methodologies has also resulted in an increased interest in transaction processing as a source of revenue, which has led to increased competition for the Company's transaction processing businesses.

Seasonality. A significant portion of the revenues and earnings of the Company's Deluxe Direct segment is dependent upon its results of operations during the fourth quarter. As a result, the results reported for this division during the first three quarters of any given year are not necessarily indicative of those which may be expected for the entire year.

HCL Joint Venture. Although the Company has reached an agreement in principle to form a joint venture with HCL Corporation of New Delhi, India ("HCL"), certain conditions precedent to the formation of the joint venture have not yet been fulfilled. Transactions of this type are typically complex and difficult to structure, and the level of complexity is heightened when, as is the case with HCL, the joint venture involves foreign persons and/or entities. Significant, unforeseen issues may arise that could delay, or prevent altogether, the formal creation of the joint venture.

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

                                   DELUXE CORPORATION
                                   (Registrant)


Date  August 14, 1997              /s/ J.A. Blanchard III
                                   ---------------------------------------------
                                   J.A. Blanchard III, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date  August 14, 1997              /s/ Thomas W. VanHimbergen
                                   ---------------------------------------------
                                   Thomas W. VanHimbergen, Senior Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.              Description                                Page No.
-----------              -----------                                --------
  12.1                   Computation of Ratio of
                          Earnings to Fixed Charges

  27.1                   Financial Data Schedule