Form 10-Q
period 1997-09-30
DELUXE CORP
filed 1997-11-14
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending     September 30, 1997
                            ----------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to  _______________________

Commission file number:              1-7945
                       ---------------------------------------------------------

                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                      41-0216800
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3680 Victoria St. N.,  St. Paul, Minnesota                  55126-2966
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

                                 (612) 483-7111
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes__X__   No____

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 4, 1997 was 81,352,126.

Item I.  Financial Statements        PART I. FINANCIAL INFORMATION
                                  DELUXE CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                         (Dollars in Thousands)

                                                                                          September 30, 1997    December 31,
                                                                                              (Unaudited)           1996
                                                                                               -----------      -----------
CURRENT ASSETS
          Cash and cash equivalents                                                            $   109,227      $   142,571
          Marketable securities                                                                     11,541
          Trade accounts receivable                                                                159,568          145,475
          Inventories:
              Raw material                                                                          21,826           20,194
              Semi-finished goods                                                                   10,433           14,549
              Finished goods                                                                        26,033           21,295
          Supplies                                                                                  10,068           11,503
          Deferred advertising                                                                      13,622           14,222
          Prepaid income taxes                                                                      31,543
          Deferred income taxes                                                                     31,808           31,413
          Prepaid expenses and other current assets                                                 49,527           48,302
                                                                                               -----------      -----------
              Total current assets                                                                 475,196          449,524
                                                                                               -----------      -----------
LONG-TERM INVESTMENTS                                                                               54,587           59,138
PROPERTY, PLANT, AND EQUIPMENT
          Land                                                                                      41,004           42,563
          Buildings and improvements                                                               298,792          307,018
          Machinery and equipment                                                                  550,696          553,955
          Construction in progress                                                                   2,680            1,382
                                                                                               -----------      -----------
              Total                                                                                893,172          904,918
          Less accumulated depreciation                                                            478,299          458,060
                                                                                               -----------      -----------
              Property, plant, and equipment - net                                                 414,873          446,858
INTANGIBLES
          Cost in excess of net assets acquired - net                                               62,305          139,593
          Other intangible assets - net                                                             97,879           81,327
                                                                                               -----------      -----------
              Total intangibles                                                                    160,184          220,920
                                                                                               -----------      -----------
                  TOTAL ASSETS                                                                 $ 1,104,840      $ 1,176,440
                                                                                               ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable                                                                     $    70,267      $    63,810
          Accrued liabilities:
              Wages, including vacation pay                                                         66,049           56,471
              Employee profit sharing and pension                                                   30,323           52,879
              Accrued rebates                                                                       36,391           33,975
              Other                                                                                173,047          110,625
          Short-term debt                                                                                            17,011
          Long-term debt due within one year                                                         6,262            6,606
                                                                                               -----------      -----------
              Total current liabilities                                                            382,339          341,377
                                                                                               -----------      -----------
LONG-TERM DEBT                                                                                     106,918          108,937
DEFERRED INCOME TAXES                                                                               13,510           13,210
SHAREHOLDERS' EQUITY
          Common shares - $1 par value (authorized 500,000,000 shares; issued: 81,171,452)          81,171           82,056
          Additional paid-in capital
          Retained earnings                                                                        522,065          631,151
          Unearned Compensation                                                                       (703)            (937)
          Net Unrealized Change - Marketable Securities                                                 11
          Cumulative translation adjustment                                                           (471)             646
                                                                                               -----------      -----------
              Total shareholders' equity                                                           602,073          712,916
                                                                                               -----------      -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 1,104,840      $ 1,176,440
                                                                                               ===========      ===========

See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except per Share Amounts)
                                   (Unaudited)

                                                          QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                        -----------------------------     ------------------------------
                                                             1997            1996             1997             1996
                                                        ------------     ------------     ------------     ------------
NET SALES                                               $    443,041     $    460,520     $  1,349,864     $  1,415,188

OPERATING EXPENSES
          Cost of sales                                      200,022          209,670          597,599          671,875
          Selling, general and administrative                205,179          176,409          555,890          530,211
          Goodwill impairment charge                          82,893                            82,893
          Employee profit sharing and pension                 10,085           13,690           33,353           42,343
          Employee bonus and stock purchase discount           2,701            4,762            9,758           14,851
                                                        ------------     ------------     ------------     ------------
              Total                                          500,880          404,531        1,279,493        1,259,280
                                                        ------------     ------------     ------------     ------------
(LOSS) INCOME FROM OPERATIONS                                (57,839)          55,989           70,371          155,908

OTHER (EXPENSE) INCOME
          Other (expense) income                             (44,399)           4,031          (35,294)           6,939
          Interest expense                                    (2,152)          (1,994)          (7,023)          (7,300)
                                                        ------------     ------------     ------------     ------------
(LOSS) INCOME BEFORE INCOME TAXES                           (104,390)          58,026           28,054          155,547

(BENEFIT) PROVISION FOR  INCOME TAXES                        (36,875)          24,502           16,687           65,046
                                                        ------------     ------------     ------------     ------------

NET (LOSS) INCOME                                       ($    67,515)    $     33,524     $     11,367     $     90,501
                                                        ============     ============     ============     ============

AVERAGE COMMON SHARES OUTSTANDING                         81,900,587       82,331,984       82,031,089       82,374,954


NET (LOSS) INCOME  PER COMMON SHARE                     ($      0.82)    $       0.41     $       0.14     $       1.10

CASH DIVIDENDS PER COMMON SHARE                         $       0.37     $       0.37     $       1.11     $       1.11


See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                   1997          1996
                                                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                                             $  11,367     $  90,501
         Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                            55,895        50,652
           Goodwill Impairment Charge                                                              82,893
           Amortization of intangibles                                                             22,010        29,227
           Stock purchase discount                                                                  5,049         5,723
           Net gain on sales of businesses                                                           (535)       (1,881)
           Changes in assets and liabilities, net of effects from acquisitions, discontinued
             operations, and sales of businesses:
                Trade accounts receivable                                                         (11,907)       (8,532)
                Inventories                                                                        (1,363)        9,727
                Accounts payable                                                                    6,298        (6,572)
                Other assets and liabilities                                                       28,694        31,532
                                                                                                ---------     ---------
           Net cash provided by continuing operations                                             198,401       200,377
           Net cash used by discontinued operations                                                  (174)       (1,784)
                                                                                                ---------     ---------
                    Net cash provided by operating activities                                     198,227       198,593

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sales of marketable securities with maturities of more than 3 months                       6,250
         Net change in marketable securities with maturities of 3 months or less                  (11,500)
         Purchases of capital assets                                                              (68,578)      (62,393)
         Payments for acquisitions, net of cash acquired                                          (10,600)      (10,947)
         Net proceeds from sales of businesses and discontinued operations, net of cash sold        2,198        26,317
         Other                                                                                      6,157        11,913
                                                                                                ---------     ---------
                    Net cash used in investing activities                                         (82,323)      (28,860)

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on long-term debt                                                                (5,380)       (9,051)
         Payments to retire common stock                                                          (53,589)      (30,791)
         Proceeds from issuing stock under employee plans                                          17,757        22,145
         Net payments on short-term debt                                                          (16,783)      (36,252)
         Cash dividends paid to shareholders                                                      (91,253)      (91,547)
                                                                                                ---------     ---------
                    Net cash used in financing activities                                        (149,248)     (145,496)
                                                                                                ---------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (33,344)       24,237
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  142,571        13,668
                                                                                                ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 109,227     $  37,905
                                                                                                =========     =========

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the quarters ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

        The financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2. As of September 30, 1997, the Company had uncommitted bank lines of credit of $180.0 million available at variable interest rates. As of that date, nothing was drawn on those lines. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of September 30, 1997, the Company had no commercial paper outstanding and no indebtedness was outstanding under its committed lines of credit. Additionally, the Company had a shelf registration in place for the issuance of up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of September 30, 1997, no such notes were issued or outstanding.

3. During the first quarter of 1996, the Company recorded pretax charges of $34.8 million related to the closing of 21 of its check printing plants and the movement of PaperDirect's operations from New Jersey to existing company facilities in Colorado and Minnesota. The $34.8 million of charges consisted of employee severance costs and expected losses on the disposition of plant and equipment. Expenses of $32 million were included in cost of goods sold and $2.8 million were included in selling, general and administrative expense. As of September 30, 1997, 15 of the 21 plants had been fully or partially closed.

        During the third quarter of 1997, the Company recorded pretax restructuring charges of $24.5 million. The restructuring charges include some additional costs for the closing of the 21 plants discussed above as well as costs associated with the continued consolidation of the Company's core businesses. The restructuring charges consisted of employee severance costs of $21.6 million and $2.9 million for expected losses on the disposition of plant and equipment. Expenses of $7.7 million were included in cost of goods sold, $13.9 million were included in selling, general and administrative and $2.9 million were included in other expense.

        The Company's balance sheets reflect restructuring accruals of $41.9 million and $29.1 million as of September 30, 1997 and December 31, 1996, respectively, for employee severance costs, and $6.2 million and $3.8 million as of September 30, 1997 and December 31, 1996, respectively, for estimated losses on asset dispositions. The majority of the severance costs are expected to be disbursed in the remainder of 1997 and 1998 with cash generated from the Company's operations.

4. In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, effective for interim and annual periods ending after December 15, 1997. In June, 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, both effective for interim and annual periods beginning after December 15, 1997. The effect of these statements is not expected to materially change the Company's reported operating results.

5. During December 1996, the Company announced its plans to divest three of the business units in its Deluxe Direct segment -- Nelco, Inc., PaperDirect, Inc. and the Social Expressions unit of Current, Inc. In accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recorded a charge of $82.2 million in the third quarter of 1997 to properly state the carrying value of these three businesses at their fair value less costs to sell. The charge consisted of $70.5 million of goodwill and $11.7 million of tangible long term assets. The resultant carrying value of these businesses at September 30, 1997 was $89.7 million. Together, these business units recorded sales of approximately $47.8 and $60.0 million and contributed net losses (including the charge) of approximately $77.6 and $6.2 million in the third quarters of 1997 and 1996, respectively. These business units recorded aggregate sales of approximately $151.0 and $168.6 million and contributed net losses (including the charge) of approximately $76.9 and $17.0 million in the first nine months of 1997 and 1996, respectively. In addition, the Company recorded a goodwill impairment charge of $12.4 million primarily related to the Deluxe Electronic Payment Systems unit.

6. In July, 1997 the Company sold the assets of the check printing business of PaperDirect (Europe) Limited (f/k/a/ Deluxe (UK) Limited) and in October, 1997, the Company sold the assets of Nelco, Inc. In July, 1997, the Company acquired the assets of Fusion Marketing Group, Inc. The effect of these sales and this acquisition did not have a material impact on the operating results of the Company.

7. During the third quarter of 1997, the Company recorded a $40 million pretax charge to reserve for an adverse judgment against one of the Company's subsidiaries. The charge will also reserve for potential legal and other related costs. Although management believed it was prudent to reserve for the action at this time, the Company believes the verdict is erroneous and plans to pursue the remedies available to seek its reversal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Company Profile

The Company has organized its many business units into three reporting segments, Deluxe Financial Services, Deluxe Direct and Deluxe Electronic Payment Systems. Through Deluxe Financial Services, the Company provides check printing, direct marketing assistance, business forms and related services to financial institutions and their customers in the United States, Canada and the United Kingdom and payment systems protection services, including check authorization, account verification, and collection services to financial institutions and retailers. Through Deluxe Direct, the Company provides specialty papers to small businesses; tax forms and electronic tax filing services to tax preparers; and direct mail greeting cards, gift wrap, and related products to households. Through Deluxe Electronic Payment Systems, the Company provides electronic funds transfer and other software services to financial institutions and electronic benefit transfer services to state governments.


Results of Operations - Quarter and Nine Months Ended September 30, 1997 Compared to the Quarter and Nine Months Ended September 30, 1996

Net sales were $443.0 million for the third quarter of 1997, down 3.8% from the third quarter of 1996, when sales were $460.5 million. Net sales were $1,349.9 million for the first nine months of 1997, down 4.6% from 1996, when sales for the first six months were $1,415.2 million. Deluxe Financial Services' revenue increased 1.7% over the third quarter of 1996 and 3.2% over the first nine months of 1996 due to increased volume and acquisitions in the payment protection business and increased volume in the check printing business, partially offset by competitive price discounting in the check printing business. Deluxe Direct's revenue decreased 37.1% from the third quarter of 1996 and 41.0% from the first nine months of 1996, respectively, due primarily to divestitures and lower volume at the direct mail businesses as a result of reductions in solicitation mailings. Deluxe Electronic Payment Systems' revenue increased 19.0% over the third quarter of 1996 and 10.3% over the first nine months of 1996 due to increased volume in a variety of product lines.

Cost of sales decreased $9.6 million, or 4.6%, from the third quarter and $74.3 million, or 11.1%, from the first nine months of 1996. Included in the 1997 third quarter results was a charge of $7.7 million related to the continued consolidation of check printing plants. Included in 1996 first quarter results was a $32.0 million restructuring charge primarily related to the consolidation of check printing plants. Deluxe Financial Services' costs of sales were flat in the third quarter of 1997 compared to the third quarter of 1996 reflecting production efficiencies gained at the business forms business as well as the impact of acquisitions. Deluxe Financial Services' cost of sales was significantly lower for the first nine months of 1997 compared to the first nine months of 1996 primarily due to the 1996 restructuring charge and the production efficiencies gained in 1997. Deluxe Direct's cost of sales decreased significantly for both the third quarter and the first nine months of 1997 due to divestitures and reduced sales. Deluxe Electronic Payment Systems' cost of sales increased slightly due to increased sales volume, offset somewhat by improved cost controls.

Selling, general and administrative expense increased $28.8 million or 16.3% in the third quarter of 1997 over the third quarter of 1996 and $25.7 million, or 4.8% over the first nine months of 1996. Included in 1997 third quarter results was a charge totaling $39.6 million related to check printing plant consolidation, job reductions and the write-down of impaired assets. Included in the 1996 first quarter results was a $2.8 million charge primarily related to the consolidation of check printing plants. Deluxe Financial Services' selling, general and administrative expense was up slightly for the third quarter of 1997 over the third quarter of 1996 and increased significantly for the first nine months of 1997 compared to the first nine months of 1996 due primarily to acquisitions and growth in the payment protection and direct marketing businesses. Deluxe Direct's selling, general and administrative expense decreased significantly over 1996 for both the third quarter and the nine month period due to divestitures and the suspension of amortization and depreciation of the businesses held for sale. Deluxe Electronic Payment Systems' selling, general and administrative expense for the quarter and the nine month period ended September 30, 1997 was flat as compared to the comparable periods in 1996.

The net loss for the third quarter of 1997 was $67.5 million, compared to net income of $33.5 million for the third quarter of 1996. Net income for the nine months ended September 30, 1997 was $11.4 million compared to $90.5 million in 1996. The significant decreases in 1997 were primarily related to the special charges discussed above as well as an $82.9 million pretax charge for the write-down of goodwill, relating primarily to businesses held for sale. Additionally, the Company recorded non-operating charges of $49.8 million primarily related to a reserve for an unfavorable legal decision in October, 1997, related potential legal and other costs and other non-operating items. Although management believed it was prudent to reserve for the action at this time, the Company believes the verdict is erroneous and plans to pursue the remedies available to seek its reversal.


Financial Condition - Liquidity

Cash provided by operations was $198.2 million for the first nine months of 1997, compared with $198.6 million for the first nine months of 1996. Cash from operations represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends. The Company's working capital on September 30, 1997 was $92.9 million compared to $108.1 million on December 31, 1996. The Company's current ratio on September 30, 1997 was 1.2 to 1 compared to 1.3 to 1 on December 31, 1996.

Financial Condition - Capital Resources

Purchases of capital assets totaled $68.6 million in the first nine months of 1997 compared to $62.4 million during the comparable period one year ago. As of September 30, 1997, the Company had uncommitted bank lines of credit of $180.0 million available at variable interest rates. As of that date, nothing was drawn on those lines. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper as of such date. As of September 30, 1997, the Company had no commercial paper outstanding and no indebtedness under its committed line of credit. Additionally, the Company had a shelf registration in place for the issuance of up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of September 30, 1997, no such notes were issued or outstanding. Cash dividends totaled $91.3 million in the first nine months of 1997 compared to $91.5 million in the first nine months of 1996.


                           PART II - OTHER INFORMATION

Item 5.  Other Information

Mellon Litigation

In October, 1997, the jury in the action Mellon Bank, N.A. v. Deluxe Data Systems, Inc. and Deluxe Corporation pending in the Western District of Pennsylvania rendered a $30 million verdict against Deluxe Data Systems, Inc. (Deluxe Electronic Payment Systems, Inc. ("DEPS")). No liability was found against Deluxe Corporation. In rendering the verdict, the jury found that DEPS
(i) breached an agreement to team with Mellon to submit a bid for the Southern Alliance of States electronic benefits transfer project and, if successful, to implement the project, (ii) breached a fiduciary owed to Mellon,
(iii)intentionally interfered with Mellon's prospective contractual relations and (iv) engaged in unfair competition against Mellon. The Company and DEPS believe that the verdict is erroneous and plan to pursue the remedies available to seek its reversal.

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

Sales of Businesses. The Company has indicated its continuing intention to divest the remaining businesses comprising its Deluxe Direct segment, but it has not reached agreement with any prospective buyers nor has it received what it considers an acceptable bid for any of such companies. As a result, the possibility exists that the Company will not identify a suitable buyer or receive an acceptable price for the entities to be divested. A failure to identify an appropriate buyer and/or reach an acceptable purchase price could materially delay the anticipated sales and/or could result in further write-offs by the Company, some of which could be significant. In addition, a delay in the execution of these sales could cause the Company to incur continued operating losses from the businesses sought to be divested or make unanticipated investments in those businesses, and would postpone the receipt and use by the Company of the proceeds expected to be generated thereby.

Other Dispositions. In connection with its ongoing restructuring, the Company may also consider divesting or discontinuing operating or using other business units and assets. Any such divestiture of discontinuance could result in write-offs by the Company, some or all of which could be significant.

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

Raw Material Postage Costs and Delivery Costs. Increases in the price of paper and the cost of postage can adversely affect the profitability of the Company's printing and mail order businesses. Events such as the recent UPS strike can also adversely impact the Company's margins by imposing higher delivery costs. Competitive pressures and overall trends in the marketplace may have the effect of inhibiting the Company's ability to reflect increased costs of sales in the retail prices of its products.

Timing and Amount of Anticipated Cost Reductions. With regard to the results of the Company's ongoing cost reduction efforts, there can be no assurance that the anticipated cost savings will be fully realized or will be achieved within the time periods expected. The implementation of the printing plant closures is, in large part, dependent upon the successful development of the software needed to streamline the check ordering process and redistribute the resultant order flow among the Company's remaining printing plants. Because of the complexities inherent in the development of software products as sophisticated as those needed to accomplish this task, there can be no assurance that unanticipated development or conversion delays will not occur or that the delays currently being experienced by the Company in connection with such development and conversion will not continue beyond the Company's current expectations. Any such occurrence (or the continuation of any such delay beyond current expectations) could adversely affect the planned consolidation of the Company's printing facilities and delay or reduce the amount of the anticipated expense reductions.

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

HCL Joint Venture. There can be no assurance that the software and transaction processing products and software development services proposed to be offered by the Company's joint venture with HCL Corporation of New Delhi, India will achieve market acceptance in either the United States or India. In addition, the Company has no operational experience in India and only limited international exposure to date. Operations in foreign countries are subject to numerous potential obstacles including, among other things, cultural differences, political unrest, export controls, governmental interference or regulation (both domestic and foreign), currency fluctuations, personnel issues and varying competitive conditions. There can be no assurance that one or more of these factors, or additional causes or influences, many of which are likely to have been unanticipated and beyond the ability of the Company to control, will not operate to inhibit the success of the venture. As a result, there can be no assurance that the HCL joint venture will generate significant revenues or profits or provide an adequate return on any investment by the Company.

Item 6.  Exhibits and Reports on Form 8-K

        (a)     The following exhibits are filed as part of this report:

                Exhibit No.            Description              Method of Filing
                -----------            -----------              ----------------

                12.3             Computation of Ratio of         Filed herewith
                                 Earnings to Fixed Charges

                27.3             Financial Data Schedule         Filed herewith

        (b) The registrant did not, and was not required to, file any reports on form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DELUXE CORPORATION
                                   ------------------
                                      (Registrant)


Date   November 14, 1997           /s/ J.A. Blanchard III
     --------------------          ---------------------------------------------
                                   J.A. Blanchard III, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date   November 14, 1997           /s/ Thomas W. VanHimbergen
     --------------------          ---------------------------------------------
                                   Thomas W. VanHimbergen, Senior Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION                        PAGE NO.
-----------                          -----------                        --------

   12.3              Computation of Ratio of Earnings to Fixed
                     Changes

   27.3              Financial Data Schedule