Form 10-K405
period 1997-12-31
DELUXE CORP
filed 1998-03-31
CIK 27996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.
     Commission file number 1-7945.

                               DELUXE CORPORATION

             (Exact name of registrant as specified in its charter)

        Minnesota                                            41-0216800
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

3680 Victoria St. N., Shoreview Minnesota                     55126-2966
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,807,237,100 based on the last sales price of the registrant's common stock on the New York Stock Exchange on March 9, 1998. The number of outstanding shares of the registrant's common stock as of March 9, 1998, was 80,595,391.

Documents Incorporated by Reference:

1. Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1997 are incorporated by reference in Parts I and II.

2. The registrant's proxy statement, dated March 31, 1998, is incorporated by reference in Part III.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Deluxe Corporation (collectively with its subsidiaries, the "Company") is a leading supplier of paper-based and electronic payment and information solutions services to the financial and retail industries. The Company also provides integrated payment protection services to the financial and retail markets. The Company is headquartered in Shoreview, Minnesota, and has facilities in the United States, Puerto Rico, Canada and the United Kingdom. The Company's products and services are sold primarily in the United States.

     The Company's operations are conducted by Deluxe Corporation and 25 subsidiaries. The Company has classified its operations into three business segments: Deluxe Financial Services, Deluxe Electronic Payment Systems and Deluxe Direct. The Company is also a party to a Joint Venture with HCL Corporation of India.

     The Company was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, the Company was named Deluxe Check Printers, Incorporated. The Company's principal executive offices are located at 3680 Victoria St. N., Shoreview, Minnesota 55126-2966, telephone (612) 483-7111.

DELUXE FINANCIAL SERVICES

     Deluxe Financial Services provides check printing, direct marketing, customer database management and related services to financial institutions. Deluxe Financial Services also provides checks directly to households and small businesses and payment protection and collections services to financial institutions and retailers, primarily in the United States. Deluxe Financial Services had net sales of approximately $1.5 billion in 1997, accounting for approximately 80.4 percent of the Company's total sales. Deluxe Financial Services has divided its operations into three business units: Deluxe Paper Payment Systems, Deluxe Payment Protection Systems and Deluxe Direct Response. Each of these business units is discussed below.

Deluxe Paper Payment Systems

     Deluxe Paper Payment Systems ("DPPS") prints and sells checks to financial institutions and depositors. DPPS sold checks to more than 10,000 financial institutions and fulfilled approximately 112 million check order units in 1997. Depositors commonly submit initial check orders and reorders to their financial institutions, which forward them to one of DPPS' printing plants. Printed checks are shipped directly by DPPS to the depositors and DPPS' charges are typically paid directly from the depositors' accounts. DPPS, through a separate subsidiary, also provides direct mail checks to households and small businesses. DPPS endeavors to produce and ship all check orders within two days after receipt of the order. DPPS generated revenues of approximately $1.3 billion in 1997.

     Payment systems and methods have been changing in the United States in recent years as banking and other industries have introduced alternatives to the traditional check, including, among others, charge cards, credit cards, debit cards and electronic payment systems. Sales of checks have also been subject to increased competition and consequent pressure on prices. In addition, the direct mail segment of the check market is growing as a lower-priced alternative to financial institution checks and, in 1997, represented an estimated 18 percent of the personal check industry. These developments have produced a mature market for checks and have created pricing pressure on DPPS' check sales.

     The Company believes that checks will likely remain an important part of consumers' payment options for many years. To stabilize its check printing operations and improve profitability, the Company has focused in recent years on controlling expenses and increasing efficiency (see "Recent Developments"). The Company has also focused on higher margin products and services, such as specially designed checks and licensed check designs. At the same time, the growing direct mail check segment has been an opportunity for DPPS' direct mail personal check operations.

     In addition, Deluxe Business Forms & Supplies, a business unit of DPPS, produces and markets short-run computer and business forms and checks. Both product lines are sold primarily through direct mail, telephone marketing and new account referrals from financial institutions.

Deluxe Payment Protection Systems

     The Company offers integrated payment protection services through the subsidiaries which comprise its Deluxe Payment Protection Systems division: Chex Systems, Inc. ("ChexSystems"); Deluxe Payment ProtectionSystems , Inc.; and NRC Holding Corporation ("NRC") and its subsidiaries. ChexSystems is the leader in the account verification business, providing risk management information to approximately 74,000 financial institution offices. Through its Shared Check Authorization Network ("SCAN"), Deluxe Payment Protection Systems, Inc. operates one of the nation's leading check verification service with a network consisting of thousands of retail locations that share risk-management information. NRC is one of the five largest U.S. collections agencies, processing $4.5 billion in placements in 1997 for approximately 30,000 credit grantors. Deluxe Payment Protection Systems also offers employee screening services through ESP Employment Screening Partners, Inc. Deluxe Payment Protection Systems had revenues of $193 million in 1997.

Deluxe Direct Response

     Deluxe Direct Response develops targeted direct mail marketing campaigns for financial institutions and it also sells personalized plastic automated teller machine (ATM) cards and credit and debit cards to financial institutions and retailers and driver's licenses and other identification cards to government agencies. Deluxe Direct Response provides database products from the Company's Deluxe Data Resources, FUSION Marketing(SM) and Deluxe MarketWise businesses and fulfillment services that include printing and mailing direct mail marketing pieces (including letter checks offered to credit card holders) and tracking customer response rates. Deluxe Data Resources provides financial institutions with a comprehensive database of proprietary homeowner, consumer, and market research information. Deluxe MarketWise offers software that enables financial institutions to develop customer profiles from their separate databases - including checking, savings, credit card and loans - and from Deluxe-provided databases. FUSION Marketing(SM) provides financial institutions with normative database information and direct mail campaign development and tracking. The Deluxe Direct Response business unit contributed $53 million in revenues in 1997.

DELUXE ELECTRONIC PAYMENT SYSTEMS

     The Deluxe Electronic Payment Systems ("DEPS") business segment is comprised of Deluxe Electronic Payment Systems, Inc., which provides electronic funds transfer processing and software and is the nation's largest third-party transaction processor for regional ATM networks. DEPS also provides services in emerging debit markets, including electronic benefit transfer ("EBT") and retail point-of-sale ("POS") transaction processing. EBT programs use ATM and POS terminals to deliver food stamps and welfare assistance. DEPS currently supports EBT programs for the state governments of Louisiana, Maryland, Minnesota, Oregon, New Jersey, Utah, Kansas and two counties in California. DEPS also provides Medicaid verification services in New York and is part of coalitions that are supporting or will support EBT programs in Oklahoma, Pennsylvania, the Northeast Coalition of States, the Western States EBT Alliance and the Southern Alliance of States. DEPS processed approximately 3.55 billion transactions in 1997 and had net sales of approximately $144 million in 1997, representing approximately 7.5% of the Company's total sales.

     In 1997, the Company formed a joint venture with HCL Corporation ("HCL") of New Delhi, India, to help modernize India's banking industry. The joint venture provides software and programming capabilities available to the Company and U.S. financial institutions. The results of the joint venture did not have a material effect on the Company's operations in 1997.

DELUXE DIRECT

     Deluxe Direct markets specialty papers, and other products to small businesses, and sells direct mail greeting cards, gift wrap and related products to households. Deluxe Direct had net sales of approximately $233 million in 1997 (such amount includes revenues attributable to businesses that were divested in 1997, see "Recent Developments"), accounting for approximately 12.1% of the Company's total sales. Deluxe Direct markets its products primarily through the Social Expressions division of Current, Inc. ("Current") and PaperDirect, Inc. ("PaperDirect").

     Current is a direct mail supplier of social expression products, including greeting cards, gift wrap, small gifts and related products. Current's social expression business is seasonal and holiday-related. Historically, more than one-third of Current's annual sales have been made in the fourth quarter. Current's direct mail check business is included in "Deluxe Financial Services -- Deluxe Paper Payment Systems". PaperDirect is a direct mail marketer of specialty papers, presentation products and pre-designed forms for laser printing and desktop publishing.

     The Company has determined that the businesses in the Deluxe Direct segment do not fit into the Company's long-term plans. During 1996, 1997 and the first quarter of 1998 a number of businesses in this segment were sold and the remaining portions of this business segment are expected to be sold in 1998.

RECENT DEVELOPMENTS

     In late 1995 and early 1996, the Company announced that it had initiated a major consolidation program, which includes the closing of 26 of the Company's 41 financial institution check printing facilities and reducing the number of its staff and production employees. Twelve plants were closed in 1996, 10 additional plants were closed in 1997 and an additional plant was recently converted to the production of business checks and forms. The balance of the closings announced in 1996 are scheduled to occur during 1998 and the first half of 1999. Some of the closings were delayed due to software problems encountered in the development and implementation of the Company's new check order entry and customer service system.

     In 1997, the Company divested Nelco, Inc., a supplier of tax forms, tax forms software and electronic tax filing services, its Printovation and World's Easiest businesses and its installment loan coupon business. The Company also divested its cheque printing business in the United Kingdom. In 1998, the Company sold the assets of its PaperDirect (UK) Limited subsidiary to an entity that now acts as the exclusive European distributor for PaperDirect. In 1997, the Company also purchased the assets of Fusion Marketing Group, Inc. a consulting firm that assists financial institutions with direct mail database marketing campaigns. These divestitures and acquisitions did not have a material impact on the Company's results of operations in 1997.

     The Company has also entered into agreements with unrelated third parties to create a data warehouse, or debit bureau, that will offer financial institutions and retailers decisional support for direct debit-based products.

EMPLOYEES

     The Company has approximately 18,900 full- and part-time employees. It has a number of employee benefit plans, including a 401(k) plan, retirement and profit sharing plans and medical and hospitalization plans. The Company has never experienced a work stoppage or strike and considers its employee relations to be good.

FINANCIAL INFORMATION

     The information appearing under the caption "Note 13. Business Segment Information" on pages 31-32 of the Company's Annual Report (the "Annual Report") for the year ended December 31, 1997 is incorporated by reference.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are elected by the Board of Directors each year. The term of office of each executive officer will expire at the annual meeting of the Board of Directors which will be held after the regular shareholders meeting on May 5, 1998. The principal occupation of each executive officer is with the Company, and their positions are as follows:

                                                                         Officer
      Name                            Position                   Age      Since
      ----                            --------                   ---      -----

John A. Blanchard III      Chairman of the Board, President      55        1995
                             and Chief Executive Officer

Lawrence J. Mosner         Executive Vice President              55        1995

Thomas W. VanHimbergen     Senior Vice President and Chief       49        1997
                             Financial Officer

Gregory J. Bjorndahl       Senior Vice President, Sales and      47        1995
                             Marketing

Ronald E. Eilers           Senior Vice President and             50        1996
                             General Manager, Deluxe
                               Paper Payment Systems

John H. LeFevre            Senior Vice President, Secretary      54        1994
                             and General Counsel

Michael F. Reeves          Vice President, Human                 48        1987
                             Resources

Warner F. Schlais          Vice President and Chief              45        1997
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

     MR. MOSNER has served as Executive Vice President of the Company with overall responsibility for all of its day-to-day operations since July 1997. Mr. Mosner served as Senior Vice President of the Company from November 1995 until October 1996, when he became President of Deluxe Direct, Inc. ("DDI") a subsidiary of the Company that provided management services to the companies comprising its Deluxe Direct business unit. As a Senior Vice President of the Company and President of DDI, Mr. Mosner served as the Principal Executive Officer of Deluxe Direct. In February 1997, Mr. Mosner returned to the office of Senior Vice President of the Company and he served as President of its Deluxe Financial Services business unit until he became Executive Vice President of the Company. . Mr. Mosner was Executive Vice President and Chief Operating Officer of Hanover Direct, a direct marketing company, with responsibility for non-apparel products, from 1993 until he joined the Company. Previously, he was employed for 28 years by Sears, Roebuck and Company, where he was Vice President of catalog merchandising from 1991 to 1993.

     MR. VANHIMBERGEN became Senior Vice President and Chief Financial Officer of the Company in May 1997. From 1996 until he joined the Company, Mr. VanHimbergen served as senior vice president and chief financial officer of Federal-Mogul Corporation ("Federal-Mogul") and from 1994 until 1996, Mr. VanHimbergen served as Vice President and Chief Financial Officer of Allied Signal Automotive, Inc. ("Allied Signal"). Prior to joining Allied Signal, Mr. VanHimbergen was employed by Tenneco Corporation ("Tenneco") from 1988 through 1994, where he served in a variety of capacities, including vice president and chief financial officer for Tenneco Automotive from 1993 to 1994. Tenneco, Allied Signal and Federal Mogul are global manufacturers and distributors of automotive parts. From 1971 through 1988, Mr. VanHimbergen served in various financial, human resource and treasury positions for A.O. Smith Corporation, a diversified manufacturer and distributor and a provider of electronic payment systems and information services.

     MR. BJORNDAHL joined the Company in 1995 as a Vice President, and he was initially responsible for Sales and Marketing for Deluxe Financial Services and DEPS. In August 1997, Mr. Bjorndahl was promoted to Senior Vice President and he now has overall responsibility for the Company's sales and marketing efforts. Prior to joining the Company, Mr. Bjorndahl was vice president of marketing for Citicorp Credit Services, Inc.'s ("Citicorp"), Master Card and Visa operations from January 1994 to July 1995. Citicorp is a credit card issuer. From 1991 until he joined Citicorp, Mr. Bjorndahl served as senior vice president, product development, for Visa International, a credit card processing company.

     MR. EILERS joined the Company in March 1988 when it purchased Current. From 1990 to 1995, Mr. Eilers served as Vice President and General Manager of Current's direct mail check business. In 1995, Mr. Eilers became President of PaperDirect, Inc. and the manager of the Company's business forms division. Mr. Eilers became a Vice President of DDI in October 1996 and he succeeded Mr. Mosner as the President of DDI in February 1997. In August 1997, Mr. Eilers became a Senior Vice President of the Company and he now manages its Deluxe Paper Payment Systems business.

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

     MR. REEVES has been employed by the Company since 1970 and has been a Vice President since 1987. From 1987 to 1992, Mr. Reeves was regional manager of the Company's Northeastern region's printing operations. From 1992 to 1994, Mr. Reeves was the manager of the Company's financial institution forms business unit, and since July 1994, Mr. Reeves has had principal responsibility for the Company's human resources function.

     MR. SCHLAIS became Vice President and Chief Information Officer of the Company in December 1997. Mr. Schlais joined the Company in 1995 as vice president of applications development supporting the Company's Deluxe Financial Services business unit. Prior to joining the Company, Mr. Schlais was employed by United Airlines, Inc. ("United Airlines") for 21 years, most recently as its Director, I.T., planning and technology. United Airlines is a provider of air transportation.


ITEM 2. PROPERTIES

     The Company conducts production and service operations in 68 facilities located in 29 states, Puerto Rico, Canada and the United Kingdom. These facilities total approximately 4,763,000 square feet. The Company's headquarters occupies a 160,000-square-foot building in Shoreview, Minnesota. Deluxe Financial Services has two principal facilities in Shoreview, Minnesota, totaling approximately 251,700 square feet. These sites are devoted to sales, administration, and marketing. Deluxe Direct's principal office facilities are a 156,000-square-foot marketing building in Shoreview, Minnesota, and a 148,000-square-foot sales and product design building in Colorado Springs, Colorado. Deluxe Electronic Payment System's primary administrative facility occupies a 171,000 square foot building in Milwaukee, Wisconsin and its principal data processing centers are located in New Berlin, Wisconsin and Scottsdale, Arizona. All but four of the Company's production facilities are one story buildings and most were constructed and equipped in accordance with the Company's plans and specifications.

     More than half of the Company's total production area has been constructed during the past 20 years. The Company owns 40 of its facilities and leases the remainder for terms expiring from 1998 to 2009. Depending upon the circumstances, when a lease expires, the Company either renews the lease or constructs a new facility to replace the leased facility.

     In late 1995 and early 1996, the Company announced a plan to close 26 of its financial institution check printing plants. These plant closings were made possible by advancements in the Company's telecommunications, order processing and printing technologies. Upon the completion of this restructuring, the Company's 15 remaining plants will be equipped with sufficient capacity to produce at or above current order volumes. As of December 31, 1997, 22 of the 26 plants had been closed and an additional plant was converted to the production of business checks and forms in the first quarter of 1998. The three remaining plants are scheduled for closing in 1998 and the first half of 1999. The Company also moved the warehousing and administrative facilities of one of its direct mail businesses from New Jersey to Colorado in 1997.


ITEM 3. LEGAL PROCEEDINGS

     In October, 1997, the jury in the action Mellon Bank, N.A. v. Deluxe Data Systems, Inc. and Deluxe Corporation pending in the Western District of Pennsylvania reached a $30 million verdict against Deluxe Data Systems, Inc.(Deluxe Electronic Payment Systems, Inc. ("DEPS")) in litigation pertaining to DEP's participation in a contract to provide electronic benefits transfer services to a number of southeastern states. No liability was found against Deluxe Corporation. The Company and DEPS believe that numerous errors were made by the court during trial and that the verdict against DEPS is excessive and unsupported by the law or the evidence introduced at trial. The Company and DEPS plan to pursue the remedies available to seek its reversal, although there can be no assurances that their efforts to vacate or reduce this judgment will be successful.

     Other than the above-described action and other routine litigation incidental to its business, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the Company's property is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information appearing under the caption "Financial Highlights" on page 1, and "Shareholder Information" on page 36 of the Annual Report is incorporated by reference.


ITEM 6. SELECTED FINANCIAL DATA

The information appearing under the caption "Six-Year Summary" on page 19 of the Annual Report is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under the caption "Management's Discussion and Analysis" on pages 14 through 18 of the Annual Report is incorporated by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, notes and independent auditors' report on pages 20 through 33 of the Annual Report and the information appearing under the caption "Summarized Quarterly Financial Data" (unaudited) on page 34 of the Annual Report is incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                         EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's proxy statement, filed with the Securities and Exchange Commission on March 31, 1998, is incorporated by reference, other than Sections entitled "Compensation Committee Report on Executive Compensation" and "Total Shareholders Return."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and independent auditors' report and consent are filed with or incorporated by reference in this report:


   Financial Statements                                                         Page in
   --------------------                                                   Annual Report
                                                                          -------------

      Consolidated Balance Sheets at December 31, 1997 and 1996......................20
      Consolidated Statements of Income for each of the three years in the period ended December 31, 1997..........................................21



      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997......................................22
      Notes to Consolidated Financial Statements.....................................23-32
      Independent Auditors' Report ..................................................33
      Supplemental Financial Information (Unaudited):
      Summarized Quarterly Financial Data ...........................................34
      Independent Auditors' Consent to the incorporation by reference of its reports in the Company's registration statements numbered
      2-96963, 33-53585, 33-57261, 33-32279, 33-58510 and 33-62041...................F-1



     Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

     (b)  Reports on Form 8-K

     None

     (c) The following exhibits are filed as part of or are incorporated in this report by reference:


       Exhibit                                                                                      Method of
       Number                               Description                                               Filing
       ------                               -----------                                               ------

         3.1          Articles of Incorporation ( incorporated by reference to                          *
                      the Company's Annual Report on Form 10-K for the year
                      ended December 31, 1990).

         3.2          Bylaws.                                                                        Filed
                                                                                                    herewith

         4.1          Amended and Restated Rights Agreement, dated as of January 31, 1997, by           *
                      and between the Company and Norwest Bank Minnesota, National Association,
                      as Rights Agent, which includes as Exhibit A thereto, the form of Rights
                      Certificate (incorporated by reference to Exhibit 4.1 to the Company's
                      Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the
                      Securities and Exchange Commission (the "Commission") on February 7,
                      1997).

         4.2          Indenture, relating to up to $150,000,000 of debt securities                      *
                      (incorporated by reference to Exhibit 4.1 to the Company's Registration
                      Statement on Form S-3 (33-32279) filed with the Commission on November
                      24, 1989).

         4.3          Amended and Restated Credit Agreement, dated as of July 8,                     Filed


                      1997, among the Company, Bank of America National Trust and Savings           herewith
                      Association, as agent, and the other financial institutions party thereto, related to a $150,000,000 committed line of credit.

        10.1          Deluxe Corporation 1996 Annual Incentive Plan (as amended August 9, 1996)         *
                      (incorporated by reference to Exhibit 10.4 to the Company's report on
                      Form 10-Q for the Quarter ended September 30, 1996 (the "September 1996
                      10-Q), filed with the Commission on November 14, 1996").

        10.2          Deluxe Corporation Stock Incentive Plan (as amended October 31, 1997),         Filed
                      including the Deluxe Corporation Non-Employee Director Stock and Deferral     herewith
                      Plan attached as Annex 1 thereto.

        10.3          Deluxe Corporation Performance Share Plan (incorporated by reference to           *
                      Exhibit 10.6 to the September 1996 10-Q).

        10.4          Deluxe Corporation Employee Stock Purchase Plan (incorporated by                  *
                      reference to Exhibit 10.7 to the September 1996 10-Q).

        10.5          Deluxe Corporation Deferred Compensation Plan (incorporated by reference          *
                      to Exhibit (10)(A) to the Company's Annual Report on Form 10-K for the
                      year ended December 31, 1995 (the "1995 10-K")).

        10.6          Deluxe Corporation Supplemental Benefit Plan (incorporated by reference           *
                      to Exhibit (10)(B) to the 1995 10-K).

        10.7          Description of Deluxe Corporation Non-employee Director Retirement and            *
                      Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,
                      1996 (the "1996 10-K").

        10.8          Description of Initial Compensation and Employment Arrangement with John          *
                      A. Blanchard III (incorporated by reference to Exhibit 10(G) to the 1995
                      10-K).

        10.9          Deluxe Corporation 1998 DeluxeSHARES Plan                                      Filed
                                                                                                    herewith

        10.10         Description of modification to the Deluxe Corporation Non-Employee             Filed
                      Director Retirement and Deferred Compensation                                 herewith



                      Plan

        10.11         Description of John A. Blanchard III Supplemental Pension                         *
                      Plan (incorporated by reference to Exhibit 10(H) in the
                      1995 10-K).

        10.12         Description of Compensation Agreement with Harold V.                              *
                      Haverty (incorporated by reference to Exhibit 10(J) to
                      the 1995 10-K).

        10.13         Consulting Agreement, made and entered into as of                                 *
                      November 1, 1996, between the Company and Donald R. Hollis
                      (incorporated by reference to Exhibit 10.21 to the  1996 10-K).

        10.14         Agreement, dated as of October 24, 1994, between the                              *
                      Company and Michael R. Schwab (incorporated by reference to Exhibit 10.22 to the 1996 10-K).

        10.15         Description of Severance Arrangement with Thomas W. VanHimbergen.              Filed
                                                                                                    herewith

        10.16         Separation Agreement, dated December 23, 1997, between the Company and         Filed
                      Michael R. Schwab.                                                            herewith

        10.17         Separation Agreement, dated as of April 25, 1997, by and between the           Filed
                      Company and Charles M. Osborne.                                               herewith

        10.18         Retention Agreement, dated as of October 29, 1997, by and between Deluxe       Filed
                      Electronic Payment Systems, Inc., Robert H. Rosseau and the Company (as       herewith+
                      guarantor).

        10.19         Description of Severance Arrangement with Lawrence J. Mosner.                  Filed
                                                                                                    herewith

        10.20         Description of non-employee Director Compensation Arrangements.                Filed
                                                                                                    herewith

         12.4         Statement re:  computation of ratios.                                          Filed
                                                                                                    herewith

         13.1         1997 Annual Report to shareholders.                                             Filed
                                                                                                    herewith

         21.1         Subsidiaries of the Registrant.                                                 Filed
                                                                                                    herewith

          23          Consent of Experts and Counsel (incorporated by reference to page F-1 of          *
                      this Annual Report on Form 10-K).

         24.1         Power of attorney.                                                             Filed


                                                                                                    herewith

         27.1         Financial Data Schedule for the year ended December 31, 1997.                  Filed
                                                                                                    herewith

         27.2         Financial Data Schedule for the years ended December 31, 1996 and 1995.        Filed
                                                                                                    herewith

         27.3         Financial Data Schedule for the first, second and third fiscal quarters        Filed
                      of the year ended December 31, 1996.                                          herewith

         27.4         Financial Data Schedule for the first, second and third fiscal quarters        Filed
                      of the year ended December 31, 1997.                                          herewith

         99.1         Risk Factors and Cautionary Statements.                                        Filed
                                                                                                    herewith

   --------------------
   * Incorporated by reference

   + Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.18 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

     Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of the Company's reasonable expenses ($.25 per page) in furnishing such copies.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, State of Minnesota on March 31, 1998.

                                      DELUXE CORPORATION
   Date: March 31, 1998               By   /s/ John A. Blanchard III
                                         ---------------------------------------
                                         John A. Blanchard III
                                         Chairman of the Board of Directors,
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 31, 1997.

SIGNATURE                             TITLE
---------                             -----

By  /s/  John A. Blanchard III        Chairman of the Board of Directors,
   ------------------------------     President and Chief Executive Officer
   John A. Blanchard III              (Principal Executive Officer)


By  /s/ Thomas W. VanHimbergen        Senior Vice President and Chief Financial
   ------------------------------     Officer (Principal Financial Officer and
   Thomas W. VanHimbergen             Principal Accounting Officer)


                 *
   ------------------------------
         Whitney MacMillan            Director

                 *
   ------------------------------
         James J. Renier              Director

                 *
   ------------------------------
         Barbara B. Grogan            Director


   ------------------------------
         Allen F. Jacobson            Director

                 *
   ------------------------------
         Stephen P. Nachtsheim        Director

                 *
   ------------------------------
         Calvin W. Aurand, Jr.        Director

                 *
   ------------------------------
         Donald R. Hollis             Director

                 *
   ------------------------------
         Robert C. Salipante          Director

                 *
   ------------------------------
         Jack Robinson                Director

                 *
   ------------------------------
         Hatim A. Tyabji              Director



   *By: /s/ John A. Blanchard III
        -------------------------
            John A. Blanchard III
            Attorney-in-Fact

                          INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statements Nos. 2-96963, 33-53585 and 33-57261 on Form S-8 and 33-32279, 33-58510 and
33-62041 on Form S-3 of our report dated February 10, 1997, incorporated by reference in this Annual Report on Form 10-K of Deluxe Corporation for the year ended December 31, 1997.

     /s/ Deloitte & Touche LLP
     Deloitte & Touche LLP
     Minneapolis, Minnesota
     March 31, 1998

                                                     EXHIBIT INDEX
   The following exhibits are filed as part of this report:

   Exhibit                                                                Page
   Number                           Description                           Number
   ------                           -----------                           ------

    3.2      Bylaws.

    4.3 Amended and Restated Credit Agreement, dated as of July 8, 1997, Among the Company, Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto, related to a $150,000,000 committed line of credit.

    10.2 Deluxe Corporation Stock Incentive Plan (as amended October 31, 1997), including the Deluxe Corporation Non-Employee Director Stock and Deferral Plan attached as Annex 1 thereto.

    10.9     Deluxe Corporation 1998 DeluxeSHARES Plan

    10.10 Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan

    10.15    Description of Severance Arrangement with Thomas W.
             VanHimbergen.

    10.16 Separation Agreement, dated December 23, 1997, between the Company and Michael R. Schwab.

    10.17 Separation Agreement, dated as of April 25, 1997, by and between the Company and Charles M. Osborne.

    10.18    Retention Agreement, dated as of October 29, 1997, by and      +
             between Deluxe Electronic Payment Systems, Inc., Robert H. Rosseau and the Company (as guarantor).

    10.19    Description of Severance Arrangement with Lawrence J. Mosner.

    10.20    Description of non-employee Director Compensation
             Arrangements.

    12.4     Statement re: computation of ratios.

    13.1     1997 Annual Report to shareholders.

    21.1     Subsidiaries of the Registrant.

    24.1     Power of attorney.

    27.1     Financial Data Schedule for the year ended December 31, 1997.

    27.2 Financial Data Schedule for the years ended December 31, 1996 and 1995.

    27.3 Financial Data Schedule for the first, second and third fiscal quarters of the year ended December 31, 1996.

    27.4 Financial Data Schedule for the first, second and third fiscal quarters of the year ended December 31, 1997.

    99.1     Risk Factors and Cautionary Statements

-------------------

+ Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.18 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.