Form 10-Q
period 1998-03-31
DELUXE CORP
filed 1998-05-15
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For quarterly period ending March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

         Commission file number: 1-7945


                               DELUXE CORPORATION
             (Exact name of registrant as specified in its charter)

                MINNESOTA                              41-0216800
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)

3680 Victoria St., N. St. Paul, Minnesota              55126-2966
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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at May 6, 1998 was 80,826,968.

ITEM I. FINANCIAL STATEMENTS

                         PART I. FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                         March 31, 1998    December 31,
                                                                                          (Unaudited)         1997
                                                                                          -----------      -----------
CURRENT ASSETS
          Cash and cash equivalents                                                       $   153,459      $   171,438
          Marketable securities                                                                13,696            8,021
          Trade accounts receivable                                                           135,640          151,201
          Inventories:
              Raw material                                                                     19,742           22,950
              Semi-finished goods                                                              10,817            9,132
              Finished goods                                                                   17,786           23,768
          Supplies                                                                             11,080           11,146
          Deferred advertising                                                                 10,135           15,763
          Deferred income taxes                                                                50,351           50,345
          Prepaid expenses and other current assets                                            51,972           48,849
                                                                                          -----------      -----------
              Total current assets                                                            474,678          512,613
                                                                                          -----------      -----------
LONG-TERM INVESTMENTS                                                                          51,892           52,910
PROPERTY, PLANT, AND EQUIPMENT
          Land                                                                                 38,349           38,832
          Buildings and improvements                                                          283,762          288,270
          Machinery and equipment                                                             557,432          562,637
          Construction in progress                                                              3,583              346
                                                                                          -----------      -----------
              Total                                                                           883,126          890,085
          Less accumulated depreciation                                                       479,511          475,077
                                                                                          -----------      -----------
              Property, plant, and equipment - net                                            403,615          415,008
INTANGIBLES
          Cost in excess of net assets acquired - net                                          55,177           54,435
          Internal use software - net                                                          89,156           74,584
          Other intangible assets - net                                                        39,656           38,814
                                                                                          -----------      -----------
              Total intangibles                                                               183,989          167,833
                                                                                          -----------      -----------
                  TOTAL ASSETS                                                            $ 1,114,174      $ 1,148,364
                                                                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable                                                                $    76,940      $    73,516
          Accrued liabilities:
              Wages, including vacation pay                                                    63,058           62,513
              Employee profit sharing and pension                                               9,480           40,517
              Accrued income taxes                                                             41,904           31,960
              Accrued rebates                                                                  35,944           36,708
              Other                                                                           122,693          129,263
          Long-term debt due within one year                                                    6,724            7,078
                                                                                          -----------      -----------
              Total current liabilities                                                       356,743          381,555
                                                                                          -----------      -----------
LONG-TERM DEBT                                                                                111,008          109,986
DEFERRED INCOME TAXES                                                                           6,353            6,040
OTHER LONG-TERM LIABILITIES                                                                    39,554           40,535
SHAREHOLDERS' EQUITY
          Common shares - $1 par value (authorized 500,000,000 shares; issued: 1998 -          80,614           81,326
                                      80,613,944 shares; 1997 - 81,325,925 shares)
          Additional paid-in capital                                                                             4,758
          Retained earnings                                                                   520,744          525,302
          Unearned compensation                                                                  (397)            (649)
          Cumulative translation adjustment                                                      (445)            (489)
                                                                                          -----------      -----------
              Total shareholders' equity                                                      600,516          610,248
                                                                                          -----------      -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 1,114,174      $ 1,148,364
                                                                                          ===========      ===========


See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except per Share Amounts)
                                   (Unaudited)

                                                      QUARTER ENDED MARCH 31,
                                                       1998           1997
                                                    ---------      ---------

NET SALES                                           $ 488,970      $ 490,104

OPERATING EXPENSES
          Cost of sales                               223,612        227,195
          Selling, general and administrative         193,841        196,767
                                                    ---------      ---------
              Total                                   417,453        423,962
                                                    ---------      ---------
INCOME FROM OPERATIONS                                 71,517         66,142

OTHER INCOME (EXPENSE)
          Other income                                  3,312          5,632
          Interest expense                             (2,223)        (2,385)
                                                    ---------      ---------
INCOME BEFORE INCOME TAXES                             72,606         69,389

PROVISION FOR  INCOME TAXES                            29,035         27,964
                                                    ---------      ---------

NET INCOME                                          $  43,571      $  41,425
                                                    =========      =========

NET INCOME PER COMMON SHARE - Basic and Diluted     $    0.54      $    0.50

CASH DIVIDENDS PER COMMON SHARE                     $    0.37      $    0.37



See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Quarter Ended March 31, 1998 and 1997
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                   1998          1997
                                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                             $  43,571      $  41,425
         Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                            15,150         14,120
           Amortization of intangibles                                              5,393          6,920
           Stock purchase discount                                                  1,620          1,735
           Net loss (gain) on sales of businesses                                     558         (3,500)
           Changes in assets and liabilities, net of effects from
           discontinued operations and sales of businesses:
                Trade accounts receivable                                          15,051        (10,804)
                Inventories                                                         6,168          7,309
                Accounts payable                                                    3,666         (1,688)
                Other assets and liabilities                                      (29,339)          (272)
                                                                                ---------      ---------
           Net cash provided by continuing operations                              61,838         55,245
           Net cash used by discontinued operations                                                 (206)
                                                                                ---------      ---------
                    Net cash provided by operating activities                      61,838         55,039

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sales of marketable securities with maturities of            8,000
         more than 3 months
         Purchases of marketable securities with maturities of more than 3        (13,674)        (8,000)
         months
         Purchases of capital assets                                              (24,652)       (21,510)
         Net proceeds from sales of businesses and discontinued operations,
         net of cash sold                                                           1,284            797
         Other                                                                      5,798           (308)
                                                                                ---------      ---------
                    Net cash used in investing activities                         (23,244)       (29,021)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from long-term debt                                                 292
         Payments on long-term debt                                                (1,709)        (1,643)
         Payments to retire common stock                                          (32,087)        (4,899)
         Proceeds from issuing stock under employee plans                           7,096          5,674
         Net payments on short-term debt                                                         (15,950)
         Cash dividends paid to shareholders                                      (30,165)       (30,423)
                                                                                ---------      ---------
                    Net cash used in financing activities                         (56,573)       (47,241)
                                                                                ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (17,979)       (21,223)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  171,438        142,571
                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 153,459      $ 121,348
                                                                                =========      =========



See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         1. The consolidated balance sheet as of March 31, 1998 and the consolidated statements of income and the consolidated statements of cash flows for the quarters ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes.

         2. As of March 31, 1998, the Company had uncommitted bank lines of credit of $170 million available at variable interest rates. As of that date, there were no amounts drawn on those lines. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of March 31, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed line of credit. Additionally, the Company had a shelf registration in place for the issuance of up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of March 31, 1998, no such notes were issued or outstanding.

         3. During April 1998, the Company announced that it had reached an agreement to sell PaperDirect, Inc. ("PaperDirect") and the Social Expressions component ("Social Expressions") of Current, Inc. The closing is currently expected to take place in the second quarter. The Company does not expect to report any material gain or loss on the sale. These businesses, along with the international component of Deluxe Electronic Payment Systems, are currently held for sale and are accounted for in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". These businesses contributed revenue of approximately $72 million and $67 million in the first quarters of 1998 and 1997, respectively. They contributed no material operating profit or loss in the first quarter of 1998 and contributed operating profit of approximately $3.6 million in the first quarter of 1997. The direct mail check printing business of Current is not part of the sale agreement and will remain with Deluxe. The sale of PaperDirect and Social Expressions is subject to certain contingencies. See "Part II, Item 5 - Other Information - Sales of Businesses."

         4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in the Company's financial statements. The Company's total comprehensive income for the quarters ended March 31, 1998 and 1997 was $43.6 million and $40.9 million, respectively. The Company's comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

         5. During 1998, the Company will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of financial and descriptive information about the reportable operating segments of the Company. The Company will also adopt Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" during 1998, which revises employers' disclosures about pensions and other postretirement benefit plans.

         6. The following table reflects the calculation of basic and diluted earnings per share (dollars and shares outstanding in thousands, except per share amounts).

------------------------------------------------------------------------------
                                                    Three Months Ended March 31,
                                                        1998              1997
------------------------------------------------------------------------------
Net income per share-basic:
  Net income                                         $43,571           $41,425
  Weighted average shares outstanding                 80,967            82,125
  Net income per share-basic                            $.54              $.50
==============================================================================

Net income per share-diluted:
  Net income                                         $43,571           $41,425
------------------------------------------------------------------------------
  Weighted average shares outstanding                 80,967            82,125
  Dilutive impact of options                             191                80
  Shares contingently issuable                             3                 6
------------------------------------------------------------------------------
  Weighted average shares and potential dilutive
  shares outstanding                                  81,161            82,211
------------------------------------------------------------------------------
  Net income per share-diluted                          $.54              $.50
==============================================================================

         7. The Company's balance sheets reflect restructuring accruals of $32.2 million and $39.5 million as of March 31, 1998 and December 31, 1997, respectively, for employee severance costs, and $3.7 million as of both dates for estimated losses on asset dispositions. The majority of the severance costs are expected to be paid in 1998 and early 1999 with cash generated from the Company's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

The Company has organized its many business units into three reporting segments, Deluxe Financial Services, Deluxe Electronic Payment Systems and Deluxe Direct. Through Deluxe Financial Services, the Company provides check printing, direct marketing assistance, business forms and related services to financial institutions and their customers in the United States and Canada and payment systems protection services, including check authorization, account verification, and collection services to financial institutions and retailers. Through Deluxe Electronic Payment Systems, the Company provides electronic funds transfer and other software services to financial institutions and electronic benefit transfer services to state governments. Through Deluxe Direct, the Company provides specialty papers to small businesses and direct mail greeting cards, gift wrap, and related products to households.

Results of Operations - Quarter Ended March 31, 1998 Compared to the Quarter Ended March 31, 1997

Net sales were $489 million for the first quarter of 1998, relatively even with the first quarter of 1997, when sales were $490.1 million. Deluxe Financial Services' revenue decreased slightly from the first quarter of 1997 due to decreased volume in the check printing and database marketing businesses. These decreases were partially offset by increased volume in the payment protection businesses, increased prices in the check printing business, and revenue from a new practice of charging check printing customers for placing orders via telephone as opposed to electronic channels. Deluxe Electronic Payment Systems' revenue increased over 20% from the first quarter of 1997 due to increased volume in a variety of product lines. Deluxe Direct's revenue decreased approximately 7% from the first quarter of 1997 due primarily to lower volume and sales of businesses.

Cost of sales decreased $3.6 million, or 1.6%, from the first quarter of 1997. Deluxe Financial Services' costs of sales decreased approximately 4% from the first quarter of 1997 due primarily to decreased volume in the check printing and database marketing businesses, a more profitable product mix and productivity improvements within the check printing business. Deluxe Electronic Payment Systems' cost of sales increased just over 18% from the first quarter of 1997 primarily due to increased sales volume. Deluxe Direct's cost of sales decreased approximately 6%, consistent with the reduced sales.

Selling, general and administrative expense decreased $2.9 million or 1.5% from the first quarter of 1997. Deluxe Financial

Services' selling, general and administrative expense decreased slightly from the first quarter of 1997 due mainly to a decrease in marketing expenses. Deluxe Electronic Payment Systems' selling, general and administrative expense increased 13% over 1997 due to increased marketing and selling expenses and costs of correcting its computer systems to address the Year 2000 problem. Deluxe Direct's selling, general and administrative expense decreased approximately 3% from 1997, due to sales of businesses.

Net income for the first quarter of 1998 increased 5.2% to $43.6 million, compared to net income of $41.4 million for the first quarter of 1997. This increase in net income is primarily the result of the changes discussed above offset somewhat by a $3.5 million non-operating pretax gain recognized in 1997 for the sale of a business.

Financial Condition - Liquidity

Cash provided by operations was $61.8 million for the first quarter of 1998, compared with $55.0 million for the first quarter of 1997. Cash from operations represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends. The Company's working capital on March 31, 1998 was $117.9 million compared to $131.1 million on December 31, 1997. The Company's current ratio on both March 31, 1998 and December 31, 1997 was 1.3 to 1.

Financial Condition - Capital Resources

Purchases of capital assets totaled $24.7 million for the first quarter of 1998 compared to $21.5 million during the comparable period one year ago. As of March 31, 1998, the Company had uncommitted bank lines of credit of $170 million available at variable interest rates. As of that date, there were no amounts drawn on those lines. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of March 31, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed line of credit. Additionally, the Company had a shelf registration in place for the issuance of up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of March 31, 1998, no such notes were issued or outstanding. Cash dividends totaled $30.2 million in the first three months of 1998 compared to $30.4 million in the first three months of 1997.

Year 2000

In 1996, the Company initiated a companywide program to prepare its computer systems and applications for the year 2000. During 1997, the Company identified the systems affected, determined a resolution strategy for each affected system, and began executing these resolution strategies. The Company expects either to modify or upgrade existing systems or replace some systems through other development projects. The Company expects to incur expense of approximately $17 million over the next two years, consisting of both internal staff costs and consulting expenses, as it continues to implement its resolution strategy.

Because of the nature of the Company's business, the Year 2000 issue would, if unaddressed, pose a significant business risk for the Company. The Company presently believes that with the planned modifications to existing systems and the replacement of other systems, the Year 2000 compliance issue will be resolved in a timely manner and will not pose significant operational problems for the Company. Additionally, the Company has communicated with its suppliers and customers to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or in a manner that is compatible with the Company's systems. A failure by such a company to convert their systems in a timely manner or a conversion that renders such systems incompatible with those of the Company could have a material adverse effect on the Company.

Outlook

In 1998, the Company will continue its efforts to reduce costs and improve productivity throughout the organization. At the same time, the Company will continue to invest in major infrastructure improvements. The Company also expects to complete its divestiture program by selling its remaining non-strategic businesses.

The Company's ongoing changes related to organizational improvements and growth opportunities may require additional charges to earnings. These charges, should, however, lessen as the Company completes its reorganization and focuses on its growth opportunities.

                           PART II - OTHER INFORMATION

Item 5. Other Information


RISK FACTORS AND CAUTIONARY STATEMENTS.

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "should result," "are expected to," "will continue," "will approximate," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse.

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. This discussion supersedes the discussion in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Earnings Estimates. From time to time, the authorized representatives of the Company may make predictions or forecasts regarding the Company's future results, including estimated earnings or earnings from operations. Any forecast, including the Company's current statement that it expects to achieve at least 3 to 6 percent annual growth in revenues and 5 to 9 percent annual growth in earnings in 1998, regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts and the variation from such forecasts may be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company and other information affecting the Company and its products when evaluating the Company's prospective results of operations.

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

Sales of Businesses. The Company has a continuing intention to divest the remaining businesses comprising its Deluxe Direct segment. Although the Company has entered into a divestiture agreement for the sale of PaperDirect and the Social Expressions business with a potential buyer, that agreement is currently terminable by either of the parties due to the failure of the buyer to provide the necessary assurances of its ability to fund the purchase of these businesses prior to an agreed-upon date. The possibility exists that the potential buyer will not obtain the needed financing in a timely manner, or at all. In addition, either party could elect to abandon the proposed transaction at any time. The occurrence of either of these events would materially delay the anticipated sale and could result in further write-offs by the Company, some of which could be significant. In addition, delays in the execution of these sales could cause the Company to incur continued operating losses from the businesses sought to be divested or make unanticipated investments in those businesses. Any such delay would also postpone the receipt and use by the Company of the proceeds expected to be generated thereby.

Other Dispositions and Acquisitions. In connection with its ongoing restructuring, the Company may also consider divesting or discontinuing the operations of various business units and assets and the Company may undertake one or more significant acquisitions. Any such divestiture or discontinuance could result in write-offs by the Company, some or all of which could be significant. In addition, a significant acquisition could result in future earnings dilution for the Company's shareholders.

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

Raw Material Postage Costs and Delivery Costs. Increases in the price of paper and the cost of postage can adversely affect the profitability of the Company's printing and mail order businesses. Events such as the 1997 UPS strike can also adversely impact the Company's margins by imposing higher delivery costs. Competitive pressures and overall trends in the marketplace may have the effect of inhibiting the Company's ability to reflect increased costs of production in the retail prices of its products.

Competition. Although the Company believes it is the leading check printer in the United States, it faces considerable competition from other smaller companies in both its traditional marketing channel to financial institutions and from direct mail marketers of checks. From time to time, one or more of these competitors reduce the prices of their products in an attempt to gain market share. The corresponding pricing pressure placed on the Company has resulted in reduced profit margins in the past and there can be no assurance that similar pressures will not be exerted in the future.

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

HCL Joint Venture. There can be no assurance that the software, transaction processing services and products and software development services proposed to be offered by the Company's joint venture with HCL Corporation of New Delhi, India will achieve market acceptance in either the United States or India. In addition, the Company has no operational experience in India and only limited international exposure to date. Operations in foreign countries are subject to numerous potential obstacles including, among other things, cultural differences, political unrest, export controls, governmental interference or regulation (both domestic and foreign), currency fluctuations, personnel issues and varying competitive conditions. In addition, it is possible that the United States government may impose economic or trade sanctions upon India that may affect the joint venture as a result of India's recent nuclear tests.

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

Debit Bureau. The Company has recently announced an alliance with several entities that is intended to offer decision support tools for retailers and financial institutions that offer or accept direct debit-based products, such as checking accounts, ATM cards and debit cards. To date, this effort has primarily been directed towards the creation of the supporting data warehouse and research regarding the utility and value of the data available to the Company for use in this area. There can be no assurance that this effort will result in the introduction of a significant number of new products or the generation of incremental revenues in material amounts. In any event, the continued development of the debit bureau is expected to require a significant level of investment by the Company.

Timing and Amount of Anticipated Cost Reductions. With regard to the results of the Company's ongoing cost reduction efforts, there can be no assurance that the anticipated cost savings will be fully realized or will be achieved within the time periods expected. The implementation of the printing plant closures is, in large part, dependent upon the successful development of the software needed to streamline the check ordering process and redistribute the resultant order flow among the Company's remaining printing plants. Because of the complexities inherent in the development of software products as sophisticated as those needed to accomplish this task, there can be no assurance that unanticipated development or conversion delays will not occur or that the prior delays experienced by the Company in connection with such development and the conversion will not recur. Any such event could adversely affect the planned consolidation of the Company's printing facilities and delay the realization or reduce the amount of the anticipated expense reductions.

In addition, the achievement of the expected level of cost savings is dependent upon the successful execution of a variety of other cost reduction strategies. These additional efforts include the consolidation of the Company's purchasing process, the disposition of unprofitable or low-margin businesses and other efforts. The optimum means of realizing many of these strategies is, in some cases, still being evaluated by the Company. Unexpected delays, complicating factors and other hindrances are common in these types of endeavors and can arise from a variety of sources, some of which are likely to have been unanticipated. A failure to timely achieve one or more of the Company's primary cost reduction objectives could materially reduce the benefit to the Company of its cost savings programs and strategies or substantially delay the full realization of their expected benefits.

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

Limited Source of Supply. The Company's check printing business utilizes a paper printing plate material that is available from only a limited number of sources. The Company believes it has a reliable source of supply for this material and that it maintains an inventory sufficient to avoid any production disruptions in the event of an interruption of its supply. In the event, however, that the Company's current supplier becomes unwilling or unable to supply the required printing plate material at an acceptable price and the Company is unable to locate a suitable alternative source within a reasonable time frame, the Company would be forced to convert its facilities to an alternative printing process. Any such conversion would require the unanticipated investment of significant sums and there can be no assurance that the conversion could be accomplished without production delays.

Seasonality. A significant portion of the revenues and earnings of the Company's Deluxe Direct segment is dependent upon its results of operations during the fourth quarter. As a result, the results reported for this division during the first three quarters of any given year are not necessarily indicative of those which may be expected for the entire year.

Year 2000. In 1996, the Company initiated a companywide program to prepare its computer systems and applications for the year 2000. During 1997, the Company identified the systems affected, determined a resolution strategy for each affected system, and began executing these resolution strategies. The Company expects either to modify or upgrade existing systems or replace some systems through other development projects. The Company expects to incur expenses of $17 million over the next two years, consisting of both internal staff costs and consulting expenses, as it continues to implement its resolution strategy.

Because of the nature of the Company's business, the year 2000 issue would, if it is not successfully resolved, pose a significant business risk for the Company. The Company presently believes that with the planned modifications to existing systems and the replacement of other systems, the year 2000 compliance issue will be resolved in a timely manner and will not pose significant operational problems for the Company, but the Company's ultimate success in this endeavor cannot be assured. Additionally, the Company has communicated with its suppliers and customers to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. However, there can be no assurances that the systems of other companies on which the Company's systems rely will be converted in a timely manner or in a manner that is compatible with the Company's systems. A failure by such a company to convert their systems in a timely manner or a conversion that renders such systems incompatible with those of the Company could have a material adverse effect on the Company.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

Exhibit No.                                    Description                                        Method of Filing
-----------                                    -----------                                        ----------------
   10.1         Separation Agreement, effective as of April 6, 1998, by and between                Filed herewith
                Deluxe Corporation ("Deluxe") and Gregory J. Bjorndahl

   10.2         Separation Agreement, effective as of April 23, 1998 between Deluxe and            Filed herewith
                Gregory J. Bjorndahl

   10.3         Executive Retention Agreement, dated as of January 9, 1998, by and                 Filed herewith
                between Deluxe and John A. Blanchard III

   10.4         Executive Retention Agreement, dated as of January 9, 1998, by and                 Filed herewith
                between Deluxe and Gregory J. Bjorndahl

   10.5         Executive Retention Agreement, dated as of January 9, 1998, by and                 Filed herewith
                between Deluxe and Ronald E. Eilers

   10.6         Executive Retention Agreement, dated as of January 9, 1998, by and                 Filed herewith
                between Deluxe and John H. LeFevre

   10.7         Executive Retention Agreement, dated as of January 9, 1998, by and                 Fled herewith
                between Deluxe and Lawrence J. Mosner

   10.8         Schedule identifying other Executive Retention Agreements omitted for              Filed herewith
                this Report on Form 10-Q and the differences between such Agreements and those filed herewith

   12.1         Computation of Ratio of Earnings to Fixed Charges                                  Filed herewith

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

                                             DELUXE CORPORATION
                                             (Registrant)


Date   May 15, 1998                          /s/ J.A. Blanchard III
                                             J.A. Blanchard III, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)

Date   May 15, 1998                          /s/ Thomas W. VanHimbergen
                                             Thomas W. VanHimbergen, Senior
                                             Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.                                    Description                                          Page Number
-----------                                    -----------                                          -----------
   10.1         Separation Agreement, effective as of April 6, 1998, by and between
                Deluxe Corporation ("Deluxe") and Gregory J. Bjorndahl

   10.2         Separation Agreement, effective as of April 23, 1998 between Deluxe and
                Gregory J. Bjorndahl

   10.3 Executive Retention Agreement, dated as of January 9, 1998, by and between Deluxe and John A. Blanchard III

   10.4 Executive Retention Agreement, dated as of January 9, 1998, by and between Deluxe and Gregory J. Bjorndahl

   10.5 Executive Retention Agreement, dated as of January 9, 1998, by and between Deluxe and Ronald E. Eilers

   10.6 Executive Retention Agreement, dated as of January 9, 1998, by and between Deluxe and John H. LeFevre

   10.7 Executive Retention Agreement, dated as of January 9, 1998, by and between Deluxe and Lawrence J. Mosner

   10.8 Schedule identifying other Executive Retention Agreements omitted for this Report on Form 10-Q and the differences between such Agreements and those filed herewith

   12.1         Computation of Ratio of Earnings to Fixed Charges

   27.1         Financial Data Schedule
