Form 10-Q
period 1998-06-30
DELUXE CORP
filed 1998-08-14
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ending       June 30, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to ______________________

Commission file number:       1-7945


                               DELUXE CORPORATION
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                41-021-6800
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

       3680 Victoria St. N., St. Paul, Minnesota            55126-2966
       (Address of principal executive offices)             (Zip Code)


                                 (612) 483-7111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes [X]   No [ ]

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 3,1998 was 80,781,464.

ITEM 1. FINANCIAL STATEMENTS

                          PART I. FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                   June 30, 1998   December 31,
                                                                    (Unaudited)        1997
                                                                    -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                                      $   126,607    $   171,438
     Marketable Securities                                               18,432          8,021
     Trade accounts receivable                                          152,778        151,201
     Inventories:
        Raw material                                                     20,369         22,950
        Semi-finished goods                                               9,196          9,132
        Finished goods                                                   22,873         23,768
     Supplies                                                            10,822         11,146
     Deferred advertising                                                10,825         15,763
     Deferred income taxes                                               50,277         50,345
     Prepaid expenses and other current assets                           49,714         48,849
                                                                    -----------    -----------
        Total current assets                                            471,893        512,613
                                                                    -----------    -----------
LONG-TERM INVESMENTS                                                     49,465         52,910
PROPERTY, PLANT, AND EQUIPMENT
     Land                                                                38,015         38,832
     Buildings and improvements                                         279,045        288,270
     Machinery and equipment                                            556,864        562,637
     Construction in progress                                             6,443            346
                                                                    -----------    -----------
        Total                                                           880,367        890,085
     Less accumulated depreciation                                      474,848        475,077
                                                                    -----------    -----------
        Property, plant and equipment - net                             405,519        415,008
INTANGIBLES
     Cost in excess of net assets acquired - net                         54,431         54,435
     Internal use software - net                                        104,542         74,584
     Other intangible assets - net                                       36,598         38,814
                                                                    -----------    -----------
        Total intangibles                                               195,571        167,833
                                                                    -----------    -----------
             TOTAL ASSETS                                           $ 1,122,448    $ 1,148,364
                                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITES
     Accounts payable                                               $    70,047    $    73,516
     Accrued liabilities:
        Wages, including vacation pay                                    69,521         62,513
        Employee profit sharing and pension                              15,858         40,517
        Accrued income taxes                                             23,516         31,960
        Accrued rebates                                                  37,919         36,708
        Other                                                           126,376        129,263
     Long term debt due within one year                                   6,294          7,078
                                                                    -----------    -----------
        Total current liabilities                                       349,531        381,555
                                                                    -----------    -----------
LONG-TERM DEBT                                                          110,406        109,986
DEFFERRED INCOME TAXES                                                    6,024          6,040
OTHER LONG-TERM LIABILITIES                                              39,881         40,535
SHAREHOLDERS' EQUITY
     Common shares - $1 par value (authorized 500,000,000 shares;
     issued:  1998 - 80,716,008 shares; 1997 - 81,325,925 shares)        80,716         81,326
     Additional paid-in capital                                           3,384          4,758
     Retained earnings                                                  533,113        525,302
     Unearned compensation                                                 (342)          (649)
     Net unrealized gain - marketable securities                            137
     Cumulative translation adjustment                                     (402)          (489)
                                                                    -----------    -----------
        Total shareholders' equity                                      616,606        610,248
                                                                    -----------    -----------
              TOTAL LIABILITIES AND SHARHOLDERS' EQUITY             $ 1,122,448    $ 1,148,364
                                                                    ===========    ===========

See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands except per Share Amounts)
                                   (Unaudited)


                                               QUARTERS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                               -----------------------  -------------------------
                                                  1998         1997         1998         1997
                                               ---------    ---------    ---------    ---------
NET SALES                                      $ 474,791    $ 463,750    $ 963,762    $ 953,854

OPERATING EXPENSES
         Cost of sales                           214,962      214,854      438,574      442,049
         Selling, general and administrative     191,803      186,828      385,644      383,595
                                               ---------    ---------    ---------    ---------
             Total                               406,765      401,682      824,218      825,644
                                               ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS                            68,026       62,068      139,544      128,210

OTHER INCOME (EXPENSE)
         Other income                              4,880        3,474        8,192        9,106
         Interest expense                         (1,935)      (2,487)      (4,158)      (4,872)
                                               ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                        70,971       63,055      143,578      132,444

PROVISION FOR INCOME TAXES                        28,716       25,598       57,751       53,562
                                               ---------    ---------    ---------    ---------

NET INCOME                                     $  42,255    $  37,457    $  85,827    $  78,882
                                               =========    =========    =========    =========

NET INCOME PER COMMON SHARE                    $    0.52    $    0.46    $    1.06    $    0.96
  - Basic and Diluted

CASH DIVIDENDS PER COMMON SHARE                $    0.37    $    0.37    $    0.74    $    0.74


See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                       1998         1997
                                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                                 $  85,827    $  78,882
         Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                  28,860       29,026
         Amortization of intangibles                                                   10,780       14,132
         Stock purchase discount                                                        3,074        3,406
         Net loss (gain) on sales of businesses                                         1,964       (1,814)
         Changes in assets and liabilities, net of effects from discontinued
             operations and sales of businesses:
                  Trade accounts receivable                                            (4,285)     (12,077)
                  Inventories                                                          (1,261)       4,160
                  Accounts payable                                                     (3,263)        (373)
                  Other assets and liabilities                                        (21,621)      (5,103)
                                                                                    ---------    ---------
         Net cash provided by continuing operations                                   100,075      110,239
         Net cash used by discontinued operations                                                     (192)
                                                                                    ---------    ---------
                  Net cash provided by operating activities                           100,075      110,047

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sales of marketable securities with maturities of more
              than 3 months                                                            11,692
         Purchases of marketable securities with maturities of more than 3
              months                                                                  (22,066)      (8,000)
         Net change in marketable securities with maturities of three months or
              less                                                                                  (4,960)
         Purchases of capital assets                                                  (60,117)     (39,821)
         Net proceeds from sales of businesses and discontinued operations, net
              of cash sold                                                              1,784        1,797
         Other                                                                         10,166        1,571
                                                                                    ---------    ---------
              Net cash used in investing activities                                   (58,541)     (49,413)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net payments on short-term debt                                                           (16,783)
         Proceeds from long-term debt                                                     292
         Payments on long-term debt                                                    (3,483)      (3,494)
         Payments to retire common stock                                              (36,743)     (11,322)
         Proceeds from issuing stock under employee plans                              13,620       11,414
         Cash dividends paid to shareholders                                          (60,051)     (60,822)
                                                                                    ---------    ---------
                  Net cash used in financing activities                               (86,365)     (81,007)
                                                                                    ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (44,831)     (20,373)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      171,438      142,571
                                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 126,607    $ 122,198
                                                                                    =========    =========

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 1998 and the consolidated statements of income and the consolidated statements of cash flows for the quarters and the six month periods ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes.

2. As of June 30, 1998, the Company had uncommitted bank lines of credit of $170 million available at variable interest rates. As of that date, there were no amounts drawn on those lines. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of June 30, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed line of credit. Additionally, the Company had a shelf registration in place for the issuance of up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of June 30, 1998, no such notes were issued or outstanding.

3. During April 1998, the Company announced that it had reached an agreement to sell PaperDirect, Inc. ("PaperDirect") and the Social Expressions component ("Social Expressions") of Current, Inc. In July 1998, the Company announced that this agreement had been terminated. These businesses are still currently held for sale. In May 1998, the Company announced that it is holding its Card Services business for sale. These businesses, along with the international component of Deluxe Electronic Payment Systems, Inc., are accounted for in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." These businesses contributed revenue of approximately $52 million and $51 million in the second quarters of 1998 and 1997, respectively, and revenue of $128 million and $121 million during the first six months of 1998 and 1997, respectively. They contributed no material operating profit or loss during these same periods. The direct mail check printing business of Current will remain with Deluxe.

4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in the Company's financial statements. The Company's total comprehensive income for the quarters ended June 30, 1998 and 1997 was $42.4 million and $37.7 million, respectively, and $86.0 million and $78.5 million for the first six months of 1998 and 1997, respectively. The Company's comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

5. During 1998, the Company will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of financial and descriptive information about the reportable operating segments of the Company. The Company will also adopt Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" during 1998, which revises employers' disclosures about pensions and other postretirement benefit plans. The Company does not anticipate that the effect of these pronouncements will have a material impact on reported operating results.

6. The following table reflects the calculation of basic and diluted earnings per share (unaudited dollars and shares outstanding in thousands, except per share amounts).

                                        Quarter Ended June 30,   Six Months Ended June 30,
                                        ----------------------   -------------------------
                                           1998        1997          1998        1997
                                          -------     -------       -------     -------
Net income per share-basic:
Net income                                $42,255     $37,457       $85,827     $78,882
Weighted average shares outstanding        80,668      82,142        80,847      82,130
Net income per share-basic                $   .52     $   .46       $  1.06     $   .96
                                          =======     =======       =======     =======

Net income per share-diluted:
Net income                                $42,255     $37,457       $85,827     $78,882
Weighted average shares outstanding        80,668      82,142        80,847      82,130
Dilutive impact of options                    184         104           188          99
Shares contingently issuable                   11          13             7           2
                                          -------     -------       -------     -------
Weighted average shares and potential
   dilutive shares outstanding             80,863      82,259        81,042      82,231
                                          -------     -------       -------     -------
Net income per share-diluted              $   .52     $   .46       $  1.06     $   .96
                                          =======     =======       =======     =======

7. The Company's balance sheets reflect restructuring accruals of $27.4 million and $39.5 million as of June 30, 1998 and December 31, 1997, respectively, for employee severance costs, and $6.6 million and $3.7 million as of June 30, 1998 and December 31, 1997, respectively, for estimated losses on asset dispositions. The majority of the severance costs are expected to be paid in 1998 and early 1999 with cash generated from the Company's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

The Company has organized its many business units into three reporting segments, Deluxe Financial Services, Deluxe Electronic Payment Systems and Deluxe Direct. Through Deluxe Financial Services, the Company provides check printing, direct marketing assistance, business forms and related services to financial institutions and their customers in the United States and Canada and payment systems protection services, including check authorization, account verification and collection services to financial institutions and retailers. Through Deluxe Electronic Payment Systems, the Company provides electronic funds transfer and other software services to financial institutions and electronic benefit transfer services to state governments. Through Deluxe Direct, the Company provides specialty papers to small businesses and direct mail greeting cards, gift-wrap and related products to households.

Results of Operations - Quarter and Six Months Ended June 30, 1998 Compared to the Quarter and Six Months Ended June 30, 1997

Net sales were $475 million for the second quarter of 1998, up 2.4% from the second quarter of 1997 when sales were $464 million. Net sales were $964 million for the first six months of 1998, flat over the comparable period in 1997 when sales for the first six months were $954 million. Deluxe Financial Services' revenue for the six months was flat versus the first six months of 1997. Quarterly revenues increased slightly over the second quarter of 1997 due to increased volume in the payment protection businesses, increased prices in the check printing business, and revenue from a new practice of charging check printing customers for placing orders via telephone as opposed to electronic channels. These increases were offset by decreased volume in the check printing and database marketing businesses. Deluxe Electronic Payment Systems' revenue increased 23% over both the second quarter and the first six months of 1997 due to increased volume in a variety of product lines. Deluxe Direct's revenue decreased approximately 8.5% from the second quarter of 1997 and 5.8% from the first six months of 1997, due primarily to divestitures.

Cost of sales was flat versus both the second quarter and first half of 1997. Deluxe Financial Services' cost of sales decreased approximately 3% compared to the second quarter and first half of 1997 due primarily to decreased volume in the check printing and database marketing businesses and a more profitable product mix and productivity improvements within the check printing business. Deluxe Electronic Payment Systems' cost of sales increased approximately 20% over the second quarter and first half of 1997 primarily due to increased sales volume. Deluxe Direct's cost of sales decreased 10.2% from the second quarter of 1997 and 3.0% from the first half of 1997, consistent with its reduced sales.

Selling, general and administrative expenses increased $5 million or 2.7% over the second quarter of 1997 and $2.0 million or 1% from the first six months of 1997. Deluxe Financial Services' selling, general and administrative expenses increased 3% over the second quarter of 1997 and 1% over the first half of 1997, due primarily to the growth of the collections business and increased marketing expenses within the database marketing businesses. Deluxe Electronic Payment Systems' selling, general and administrative expenses increased 16% over the second quarter of 1997 and 12% over the first half of 1997 due to increased sales volume, as well as increased telecommunications and computer rent expense. Deluxe Direct's selling, general and administrative expenses decreased over the second quarter and first six months of 1997 by approximately 8% due primarily to divestitures.

Net income was $42.3 million for the second quarter of 1998, or 8.9% of sales, compared to $37.5 million for the second quarter of 1997, or 8.1% of sales. Net income for the six months ended June 30, 1998 was $85.8 million, or 8.9% of sales compared to $78.8 million, or 8.3% of sales in 1997. The increase for both periods is primarily attributable to the changes discussed above. Additionally, for the quarter, other income was $2 million higher in 1998, due to a loss recognized in 1997 for the sale of a business.

Financial Condition - Liquidity

Cash provided by operations was $100.1 million for the first six months of 1998 compared with $110.0 million for the first six months of 1997. Cash from operations represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends. The Company's working capital on June 30, 1998 was $122.4 million compared to $131.1 million on December 31, 1997. The Company's current ratio was 1.4 to 1 on June 30, 1998, and 1.3 to 1 on December 31, 1997.

Financial Condition - Capital Resources

Purchases of capital assets totaled $60.1 million for the first half of 1998 compared to $39.8 million during the comparable period one year ago. The increase represents investments in a new financial system, a new customer interface system, as well as other strategic initiatives designed to improve productivity and profitability. As of June 30, 1998, the Company had uncommitted bank lines of credit of $170 million available at variable interest rates. As of that date, there were no amounts drawn on those lines. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of June 30, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed line of credit. Additionally, the Company had a shelf registration in place for the issuance of up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of June 30, 1998, no such notes were issued or outstanding. Cash dividends totaled $60.1 million in the first six months of 1998 compared to $60.8 million in the first six months of 1997.

Year 2000

In 1996, the Company initiated a companywide program to prepare its computer systems and applications for the year 2000. During 1997, the Company identified the systems affected, determined a resolution strategy for each affected system, and began executing these resolution strategies. As of July 1998, management believes that the overall project is 60% complete. Computerized assets in each category have been either certified year 2000 compliant in accordance with the Company's internal standards, or are in repair and testing phases. Based on current assessments, management estimates that 95% of the Company's critical assets will be certified year 2000 compliant by the end of 1998 and the overall project will be 75% complete at that point.

The scope of the Company's year 2000 effort encompasses all computerized assets across the Company. Included in the assessment and repair are PC's and related equipment, data centers, networks, facilities, third party systems and internal department applications, as well as the production applications in support of the Company's products and services. In addition to these computerized assets, the Company is also assessing the year 2000 compliancy of certain third parties, including both important non-IT providers and key customers. Contingency plans are being developed where the Company's risk assessment determines it to be necessary to ensure continued provision of the Company's products and services.

The Company expects to incur expenses of approximately $22.5 million over the life of the project, consisting of both internal staff costs and consulting expenses, with $9.3 million having been incurred to date.

Because of the nature of the Company's business, the year 2000 issue would, if unaddressed, pose a significant business risk for the Company. The Company presently believes that with the planned modifications to existing systems and the replacement of other systems, the year 2000 compliance issue will be resolved in a timely manner and will not pose significant operational problems for the Company. As previously noted, the Company has communicated with its key suppliers and customers to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or in a manner that is compatible with the Company's systems. A failure by such a company to convert their systems in a timely manner or a conversion that renders such systems incompatible with those of the Company could have a material adverse effect on the Company.

Outlook

Throughout the remainder of 1998, the Company will continue its efforts to reduce costs and improve productivity throughout the organization. It is anticipated that certain of these initiatives will result in a significant charge against earnings in 1998 for severance and other costs. At the same time, the Company will continue to invest in major infrastructure improvements. The Company also expects to continue its efforts to complete its divestiture program by selling its remaining non-strategic businesses and has begun a strategic assessment of its remaining direct marketing assistance businesses due to lagging performance. Revenue generated by the Company's direct marketing businesses is not material to the Company's financial results.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders' meeting on May 5, 1998:

         70,189,545 shares were represented (87.09% of the 80,595,391 shares outstanding and entitled to vote at the meeting).

1.       Election of Directors:

         The nominees listed in the proxy statement were: John A. Blanchard III, Whitney MacMillan, Dr. James J. Renier, Barbara B. Grogan, Allen F. Jacobson, Stephen P. Nachtsheim, Calvin W. Aurand, Jr., Donald R. Hollis, Robert C. Salipante, Jack Robinson and Hatim A. Tyabji. The results were as follows:

         Election of Directors            For             Withhold
         ---------------------         ----------        ---------

         John A. Blanchard III         68,942,754        1,246,791

         Whitney MacMillan             60,261,733        9,927,812

         Dr. James J. Renier           68,968,560        1,220,985

         Barbara B. Grogan             68,976,761        1,212,784

         Allen F. Jacobson             68,892,667        1,296,878

         Stephen P. Nachtsheim         69,011,776        1,177,769

         Calvin W. Aurand, Jr.         69,009,051        1,180,494

         Donald R. Hollis              68,992,543        1,197,002

         Robert C. Salipante           68,996,526        1,193,614

         Jack Robinson                 68,988,881        1,200,664

         Hatim A. Tyabji               68,996,528        1,193,017

2. Ratification of appointment of Deloitte & Touche LLP as Independent auditors:

         For:                          69,815,902
         Against:                         216,706
         Abstain:                         156,937

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

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. This discussion supersedes the discussion in Item 5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Earnings Estimates; Cost Reductions. From time to time, the authorized representatives of the Company may make predictions or forecasts regarding the Company's future results, including estimated earnings or earnings from operations. Any forecast, including the Company's current statement that it expects to achieve at least 3 to 6 percent annual growth in revenues and 5 to 9 percent annual growth in earnings in 1998, regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts and the variation from such forecasts may be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company and other information affecting the Company and its products when evaluating the Company's prospective results of operations.

In addition, authorized representatives of the Company may occasionally comment on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Generally speaking the Company does not make public its own internal projections, budgets or estimates. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations.

The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and reasonableness of the assumptions on which they are based.

Sale of Businesses. The Company has a continuing intention to divest the remaining businesses comprising its Deluxe Direct segment. Although the Company had entered into a divestiture agreement for the sale of PaperDirect and the Social Expressions business with a potential buyer, that agreement was terminated due to the inability of the buyer to timely provide the necessary assurances of its ability to fund the purchase of these businesses. The occurrence of this event has delayed the anticipated sale and could result in further write-offs by the Company, some of which could be significant. In addition, the delay in the execution of these sales could cause the Company to incur continued operating losses from the businesses sought to be divested or make unanticipated investments in those businesses. The delay has also postponed the receipt and use by the Company of the proceeds expected to be generated thereby.

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

Timing and Amount of Anticipated Cost Reductions. With regard to the results of the Company's ongoing cost reduction efforts (including the Company's current review of its Selling, General and Administrative cost levels), there can be no assurance that the anticipated cost savings will be fully realized or will be achieved within the time periods expected. The implementation of the printing plant closures upon which some of the anticipated savings depend is, in large part, dependent upon the successful development of the software needed to streamline the check ordering process and redistribute the resultant order flow among the Company's remaining printing plants. The Company has delayed the planned roll-out of its on-line ordering system in order to correct certain deficiencies identified during the initial phases of implementation and to incorporate certain improvements. The Company expects to again begin converting customers to this new system in the fourth quarter of 1998. Although the Company believes that the current delay will not materially affect its current plant closing schedule, there can be no assurances such will be the case or that additional sources of delays will not be encountered because of the complexities inherent in the development of software products as sophisticated as those needed to accomplish this task. Any such event could adversely affect the planned consolidation of the Company's printing facilities and delay the realization or reduce the amount of the anticipated expense reductions.

In addition, the achievement of the targeted level of cost savings is dependent upon the successful execution of a variety of other cost reduction strategies. These additional efforts include the consolidation of the Company's purchasing process and certain administrative and support organizations, the disposition of unprofitable or low-margin businesses, headcount reductions and other efforts. The optimum means of realizing many of these strategies is, particularly in the case of the Company's selling, general and administrative cost reduction efforts, still being evaluated by the Company. Unexpected delays, complicating factors and other hindrances are common in these types of endeavors and can arise from a variety of sources, some of which are likely to have been unanticipated. In addition, the Company may incur charges against its earnings reflective of the anticipated cost of some of the programs. A failure to timely achieve one or more of the Company's primary cost reduction objectives could materially reduce the benefit to the Company of its cost savings programs and strategies or substantially delay the full realization of their expected benefits.

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

Effect of Financial Institution Consolidation. There is an ongoing trend towards increasing consolidation within the banking industry that has resulted in increased competition and consequent pressure on check prices. This concentration greatly increases the importance to the Company of retaining its major customers and attracting significant additional customers in an increasingly competitive environment. Although the Company devotes considerable efforts towards the development of a competitively priced, high quality suite of products for the financial services and retail industries, there can be no assurance that significant customers will not be lost nor that any such loss can be counterbalanced through the addition of new customers or by expanded sales to the Company's remaining customers.

Raw Material Postage Costs and Delivery Costs. Increases in the price of paper and the cost of postage can adversely affect the profitability of the Company's printing and mail order business. Events such as the 1997 UPS strike can also adversely impact the Company's margins by imposing higher delivery costs. Competitive pressures and overall trends in the marketplace may have the effect of inhibiting the Company's ability to reflect increased costs of production in the retail prices of its products.

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

Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income for at least the next several years. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit and electronic and other bill paying services, home banking applications and Internet-based retail services, are in various stages of maturity or development and additional systems will likely be introduced. Although the Company expects that there will continue to be a substantial market for checks for the foreseeable future, the rate and the extent to which these alternative payment methods will achieve consumer acceptance and replace checks cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have material, adverse effect on the demand for the Company's primary products and its account verification, payment protection and collection services. The creation of these alternative payment methodologies has also resulted in an increased interest in transaction processing as a source of revenue, which has led to increased competition for the Company's transaction processing businesses.

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

Debit Bureau. The Company has recently announced an alliance with several entities that is intended to offer decision support tools and information to retailers and financial institutions that offer or accept direct debit-based products, such as checking accounts, ATM cards and debit cards. To date, this effort has primarily been directed towards the creation of the supporting data warehouse and research regarding the utility and value of the data available to the Company for use in this area. There can be no assurance that this effort will result in the introduction of a significant number of new products or the generation of incremental revenues in material amounts. In any event, the continued development of the debit bureau is expected to require a significant level of investment by the Company.

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

Year 2000. In 1996, the Company initiated a companywide program to prepare its computer systems and applications for the year 2000. The scope of the Company's year 2000 effort encompasses all computerized assets across the Company. Included in the assessment and repair are PC's and related equipment, data centers, networks, facilities, third party systems and internal department applications, as well as the production applications in support of the Company's products and services. In addition to these computerized assets, the Company is also assessing the year 2000 compliancy of certain third parties, including both important non-IT providers and key customers. Contingency plans are being developed where the Company's risk assessment determines it to be necessary to ensure continued provision of the Company's products and services.

Because of the nature of the Company's business, the year 2000 issue would, if unaddressed, pose a significant business risk for the Company. The Company presently believes that with the planned modifications to existing systems and the replacement of other systems, the year 2000 compliance issue will be resolved in a timely manner and will not pose significant operational problems for the Company, although there can be no absolute assurances in this regard. As previously noted, the Company has communicated with its key suppliers and customers to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or in a manner that is compatible with the Company's systems. A failure by such a company to convert their systems in a timely manner or a conversion that renders such systems incompatible with those of the Company could have a material adverse effect on the Company.

Item 6.  Exhibits and Reports on Form 8-K



             (a) The following exhibits are filed as part of this report:

Exhibit No.                    Description                      Method of Filing
-----------                    -----------                      ----------------

  12.2       Computation of Ratio of Earnings to Fixed Charges    Filed herewith

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

                                            DELUXE CORPORATION
                                               (Registrant)

Date  August 14, 1998                       /s/ J.A. Blanchard III
      ---------------                       ------------------------------------
                                            J.A. Blanchard III, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


Date  August 14, 1998                       /s/ Thomas W. VanHimbergen
      ---------------                       ------------------------------------
                                            Thomas W. VanHimbergen
                                            Senior Vice President
                                            and  Chief Financial Officer
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.                    Description                           Page Number
-----------                    -----------                           -----------

      12.2      Computation of Ratio of Earnings to Fixed Charges

      27.1      Financial Data Schedule