Form 10-Q
period 1998-09-30
DELUXE CORP
filed 1998-11-16
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ending          September 30, 1998
                            ----------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_____________________to_____________________

Commission file number:          1-7945
                       ----------------------------


                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                  41-021-6800
-----------------------------------------  -------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

3680 Victoria St. N., St. Paul, Minnesota                55126-2966
-----------------------------------------  -------------------------------------
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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 2, 1998 was 80,443,689.

ITEM 1. FINANCIAL STATEMENTS

                          PART I. FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                    September 30, 1998   December 31,
                                                                       (Unaudited)           1997
                                                                    ------------------  -------------
CURRENT ASSETS
     Cash and cash equivalents                                        $    150,218      $    171,438
     Marketable securities                                                  17,451             8,021
     Trade accounts receivable                                             157,931           151,201
     Inventories:
        Raw material                                                        19,851            22,950
        Semi-finished goods                                                  8,538             9,132
        Finished goods                                                      22,052            23,768
     Supplies                                                                9,007            11,146
     Deferred advertising                                                   17,105            15,763
     Deferred income taxes                                                  50,206            50,345
     Prepaid expenses and other current assets                              46,573            48,849
                                                                      ------------      ------------
        Total current assets                                               498,932           512,613
                                                                      ------------      ------------
LONG-TERM INVESTMENTS                                                       46,225            52,910
PROPERTY, PLANT, AND EQUIPMENT
     Land                                                                   37,166            38,832
     Buildings and improvements                                            268,047           288,270
     Machinery and equipment                                               559,708           562,637
     Construction in progress                                                5,753               346
                                                                      ------------      ------------
        Total                                                              870,674           890,085
     Less accumulated depreciation                                         469,985           475,077
                                                                      ------------      ------------
        Property, plant and equipment - net                                400,689           415,008
INTANGIBLES
     Cost in excess of net assets acquired - net                            52,323            54,435
     Internal use software - net                                           110,879            74,584
     Other intangible assets - net                                          35,496            38,814
                                                                      ------------      ------------
        Total intangibles                                                  198,698           167,833
                                                                      ------------      ------------
             TOTAL ASSETS                                             $  1,144,544      $  1,148,364
                                                                      ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITES
     Accounts payable                                                 $     70,291      $     73,516
     Accrued liabilities:
        Wages, including vacation pay                                       71,512            62,513
        Employee profit sharing and pension                                 24,089            40,517
        Accrued income taxes                                                14,288            31,960
        Accrued rebates                                                     35,631            36,708
        Other                                                              197,637           129,263
     Long term debt due within one year                                      5,027             7,078
                                                                      ------------      ------------
        Total current liabilities                                          418,475           381,555
                                                                      ------------      ------------
LONG-TERM DEBT                                                             109,774           109,986
DEFERRED INCOME TAXES                                                        6,009             6,040
OTHER LONG-TERM LIABILITIES                                                 35,176            40,535
SHAREHOLDERS' EQUITY
     Common shares - $1 par value (authorized 500,000,000 shares;
     issued:  1998 - 80,263,821 shares; 1997 - 81,325,925 shares)           80,264            81,326
     Additional paid-in capital                                                                4,758
     Retained earnings                                                     495,076           525,302
     Unearned compensation                                                    (290)             (649)
     Net unrealized gain - marketable securities                               253
     Cumulative translation adjustment                                        (193)             (489)
                                                                      ------------      ------------
        Total shareholders' equity                                         575,110           610,248
                                                                      ------------      ------------
              TOTAL LIABILITIES AND SHARHOLDERS' EQUITY               $  1,144,544      $  1,148,364
                                                                      ============      ============

See Notes to Unaudited Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands except per share amounts)
                                   (Unaudited)

                                                    QUARTERS ENDED SEPT. 30,        NINE MONTHS ENDED SEPT. 30,
                                                 -----------      -----------      -----------      -----------
                                                     1998             1997             1998             1997
                                                 -----------      -----------      -----------      -----------
NET SALES                                        $   469,770      $   466,908      $ 1,433,531      $ 1,420,762

OPERATING EXPENSES
         Cost of sales                               254,638          222,516          693,212          664,565
         Selling, general and administrative         210,898          219,338          596,542          602,933
         Goodwill impairment charge                                    82,893                            82,893
                                                 -----------      -----------      -----------      -----------
             Total                                   465,536          524,747        1,289,754        1,350,391
                                                 -----------      -----------      -----------      -----------
INCOME (LOSS) FROM OPERATIONS                          4,234          (57,839)         143,777           70,371

OTHER INCOME (EXPENSE)
         Other income                                  5,433          (44,399)          13,626          (35,294)
         Interest expense                             (2,135)          (2,152)          (6,293)          (7,023)
                                                 -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME
   TAXES                                               7,532         (104,390)         151,110           28,054
PROVISION (BENEFIT) FOR INCOME
   TAXES                                               4,704          (36,875)          62,456           16,687
                                                 -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                $     2,828      $   (67,515)     $    88,654      $    11,367
                                                 ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER COMMON
   SHARE                                         $      0.04      $     (0.82)     $      1.10      $      0.14
   - Basic and Diluted

CASH DIVIDENDS PER COMMON
   SHARE                                         $      0.37      $      0.37      $      1.11      $      1.11


See Notes to Unaudited Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     NINE MONTHS ENDED SEPT. 30,
                                                                                    ----------------------------
                                                                                        1998             1997
                                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                                 $    88,654      $    11,367
         Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                    43,263           55,895
         Goodwill impairment charge                                                                       82,893
         Amortization of intangibles                                                     18,385           22,010
         Stock purchase discount                                                          4,514            5,049
         Net gain on sales of businesses                                                 (3,383)            (535)
         Changes in assets and liabilities, net of effects from
              discontinued operations and sales of businesses:
                  Trade accounts receivable                                              (9,958)         (11,907)
                  Inventories                                                               240           (1,363)
                  Accounts payable                                                       (2,901)           6,298
                  Other assets and liabilities                                           39,245           28,694
                                                                                    -----------      -----------
         Net cash provided by continuing operations                                     178,059          198,401
         Net cash used by discontinued operations                                                           (174)
                                                                                    -----------      -----------
                  Net cash provided by operating activities                             178,059          198,227

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sales of marketable securities with maturities of more
              than 3 months                                                              15,890
         Purchases of marketable securities with maturities of more than 3
              months                                                                    (25,066)          (8,000)
         Net change in marketable securities with maturities of three months or
              less                                                                                        (3,500)
         Purchases of capital assets                                                    (88,496)         (68,578)
         Acquisitions, net of cash acquired                                                              (10,600)
         Net proceeds from sales of businesses and discontinued operations               12,319            2,198
         Other                                                                           20,849            6,157
                                                                                    -----------      -----------
              Net cash used in investing activities                                     (64,504)         (82,323)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net payments on short-term debt                                                                 (16,783)
         Proceeds from long-term debt                                                       292
         Payments on long-term debt                                                      (5,502)          (5,380)
         Payments to retire common stock                                                (60,260)         (53,589)
         Proceeds from issuing stock under employee plans                                20,634           17,757
         Cash dividends paid to shareholders                                            (89,939)         (91,253)
                                                                                    -----------      -----------
                  Net cash used in financing activities                                (134,775)        (149,248)
                                                                                    -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (21,220)         (33,344)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        171,438          142,571
                                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   150,218      $   109,227
                                                                                    ===========      ===========

See Notes to Unaudited Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 1998 and the consolidated statements of income and cash flows for the quarters and the nine month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in the Company's consolidated annual financial statements and notes.

2. As of September 30, 1998, the Company had uncommitted bank lines of credit of $170 million available at variable interest rates. As of that date, there were no amounts drawn on those lines. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of September 30, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed line of credit. Additionally, the Company had a shelf registration in place for the issuance of up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of September 30, 1998, no such notes were issued or outstanding.

3. The following table reflects the calculation of basic and diluted earnings per share (unaudited dollars and shares outstanding in thousands, except per share amounts).

                                          Quarter Ended Sept. 30,    Nine Months Ended Sept. 30,
                                          -----------------------    ---------------------------
                                             1998          1997           1998          1997
                                          ---------     ---------      ---------     ---------
Net income per share-basic:
Net income                                $   2,828     $ (67,515)     $  88,654     $  11,367
Weighted average shares outstanding          80,498        81,901         80,721        82,031
Net income per share-basic                $     .04     $    (.82)     $    1.10     $     .14
                                          =========     =========      =========     =========

Net income per share-diluted:
Net income                                $   2,828     $ (67,515)     $  88,654     $  11,367
Weighted average shares outstanding          80,498        81,901         80,721        82,031
Dilutive impact of options                      154                          176           116
Shares contingently issuable                     16                           10            13
                                          ---------     ---------      ---------     ---------
Weighted average shares and potential
    dilutive shares outstanding              80,668        81,901         80,907        82,160
                                          ---------     ---------      ---------     ---------
Net income per share-diluted              $     .04     $    (.82)     $    1.10     $     .14
                                          =========     =========      =========     =========

4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in the Company's financial statements. The Company's total comprehensive income for the quarter and nine months ended September 30, 1998 was $3.0 million and $89.1 million, respectively. The Company had a comprehensive loss of $67.9 million for the quarter ended September 30, 1997, and had comprehensive income of $10.7 million for the nine months ended September 30, 1997. The Company's comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

5. During 1998, the Company will adopt Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pensions and other postretirement benefit plans. The Company does not anticipate that the effect of this pronouncement will have a material impact on reported operating results.

6. During the third quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of financial and descriptive information about the reportable operating segments of the Company. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company has organized its business units into six reportable operating segments based on the nature of the products and services offered by each: Paper Payment Systems; Payment Protection Systems; Electronic Payment Systems; Direct Response; Government Services; and Deluxe Direct. Paper

Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Payment Protection Systems provides payment protection, collection and risk management services to financial institutions and retailers. Electronic Payment Systems provides electronic funds transfer and other software services to the financial and retail industries. The remaining businesses within Direct Response, which are currently held for sale, provide direct marketing, customer database management and related services to the financial industry and other businesses. Government Services provides electronic benefits transfer services to state governments. Deluxe Direct, which is currently held for sale, primarily sells greeting cards, stationery and specialty paper products through direct mail. All segments, with the exception of the Electronic Payment Systems segment, operate primarily in the United States. The Electronic Payments Systems segment operates both domestically and internationally. No single customer of the Company accounted for more than 10% of net sales in 1998 or 1997.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the Company's notes to its consolidated annual financial statements. In evaluating segment performance, management focuses on income from operations. This measurement excludes special charges (e.g., restructuring charges, asset impairment charges, charges to legal reserves, etc.), interest expense, investment income, income tax expense and other non-operating items, such as gains or losses from asset disposals. Corporate expenses are allocated to the segments as a fixed percentage of segment revenues. This allocation includes expenses for various support functions such as human resources, information services and finance. The corresponding corporate asset balances are not allocated to the segments. Most intersegment sales are based on current market pricing. Segment information for the nine months ended September 30, 1998 and 1997 is as follows (in thousands):


NINE MONTHS ENDED                Paper         Payment      Electronic
SEPTEMBER 30, 1998              Payment      Protection      Payment        Direct        Government       Deluxe          Total
------------------              Systems        Systems       Systems        Response       Services        Direct        Segments
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------
Net sales from external
  customers                   $  959,199     $  161,451     $   95,127     $   35,065     $   30,939     $  151,750     $1,433,531
Intersegment sales                 2,053          1,121          4,942            557                         3,903         12,576
Operating income excluding
  special charges                231,957         23,110         (1,418)       (15,353)        (7,475)        (1,672)       229,149
Special charges                   11,099            623          1,381          2,513         36,630                        52,246
Operating income including
  special charges                220,858         22,487         (2,799)       (17,866)       (44,105)        (1,672)       176,903
Segment assets                   407,810        104,992        119,467         39,172         47,392        114,734        833,567
Depreciation and
  amortization expense            27,451          6,996          9,795          1,238          4,225                        49,705
Capital purchases                 37,335          9,361         11,284            829            299          1,130         60,238



NINE MONTHS ENDED                Paper         Payment      Electronic
SEPTEMBER 30, 1997              Payment      Protection      Payment        Direct        Government       Deluxe          Total
------------------              Systems        Systems       Systems        Response       Services        Direct        Segments
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------

Net sales from external
  customers                   $  967,156     $  143,171     $   85,701     $   36,033     $   19,019     $  169,682     $1,420,762
Intersegment sales                 3,856          1,530          4,135          2,182                         2,349         14,052
Operating income excluding
  special charges                213,354         27,196         (1,235)       (15,379)        (8,305)        (8,995)       206,636
Goodwill impairment charge                                       9,361          3,000                        70,532         82,893
Other special charges             17,696                         3,270          2,000                        13,480         36,446
Operating income including
  special charges                195,658         27,196        (13,866)       (20,379)        (8,305)       (93,007)        87,297
Segment assets                   370,615         80,744        101,636         41,298         30,338        138,739        763,370
Depreciation and
  amortization expense            25,617          6,594         14,551          6,867          3,043         12,353         69,025
Capital purchases                 28,913          5,897          6,674          2,296            470            730         44,980


Segment information reconciles to consolidated amounts as follows (in thousands):

OPERATING INCOME INCLUDING SPECIAL CHARGES

                                                               Nine Months Ended        Nine Months Ended
                                                              September 30, 1998       September 30, 1997
                                                              ------------------       ------------------
Total segment operating income including special charges          $  176,903                $   87,297
Elimination of intersegment profits                                     (84)                        48
Unallocated corporate expenses                                      (33,042)                   (16,974)
---------------------------------------------------------------------------------------------------------
Total consolidated operating income including special
   charges                                                        $  143,777                $   70,371
---------------------------------------------------------------------------------------------------------

1998 unallocated corporate expenses consist of corporate special charges (see note 7), as well as charges for certain corporate liabilities which are not allocated to the segments. 1997 unallocated corporate expenses consist primarily of corporate special charges (see note 7).

TOTAL ASSETS

                                                              September 30, 1998       September 30, 1997
                                                              ------------------       ------------------
Total segment assets                                              $  833,567                $  763,370
Unallocated corporate assets                                         310,977                   341,470
---------------------------------------------------------------------------------------------------------
Total consolidated assets                                         $1,144,544                $1,104,840
---------------------------------------------------------------------------------------------------------

Unallocated corporate assets consist primarily of cash, marketable securities, long-term investments, deferred tax assets and long-term assets employed by the corporate support groups.

DEPRECIATION AND AMORTIZATION EXPENSE

                                                               Nine Months Ended        Nine Months Ended
                                                              September 30, 1998       September 30, 1997
                                                              ------------------       ------------------
Total segment depreciation and amortization expense               $   49,705                $   69,025
Depreciation and amortization of unallocated corporate assets         11,943                     8,880
---------------------------------------------------------------------------------------------------------
Total consolidated depreciation and amortization expense          $   61,648                $   77,905
---------------------------------------------------------------------------------------------------------

Segment depreciation and amortization expense includes only the expense attributable to segment assets.

CAPITAL PURCHASES

                                                               Nine Months Ended        Nine Months Ended
                                                              September 30, 1998       September 30, 1997
                                                              ------------------       ------------------
Total segment capital purchases                                   $   60,238                $   44,980
Corporate capital purchases                                           28,258                    23,598
---------------------------------------------------------------------------------------------------------
Total consolidated capital purchases                              $   88,496                $   68,578
---------------------------------------------------------------------------------------------------------

Corporate capital purchases consist primarily of a new financial information system (SAP) and various other information system enhancements.

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                           NET SALES FROM EXTERNAL CUSTOMERS                 LONG-LIVED ASSETS
                        --------------------------------------    ---------------------------------------
                                   Nine Months Ended
                        --------------------------------------
                        September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                        ------------------   ------------------   ------------------   ------------------
United States               $1,411,765          $1,391,920             $641,780             $623,546
Foreign countries               21,766              28,842                3,832                6,098
---------------------------------------------------------------------------------------------------------
Total consolidated          $1,433,531          $1,420,762             $645,612             $629,644
---------------------------------------------------------------------------------------------------------

7. During the third quarter of 1998, the Company recorded pretax restructuring charges of $39.5 million. The restructuring charges included costs associated with the Company's initiative to reduce its selling, general and administrative expenses (SG&A), the outsourcing of production of the Direct Response segment's direct mail products, as well as the closing of additional check printing plants. The Company anticipates eliminating approximately 800 SG&A positions within sales and marketing, finance and accounting, human resources and information services. Approximately 60 positions will be eliminated due to the outsourcing of direct mail products production. The Company also plans to close additional check printing plants over the next 18 months, affecting approximately 800 to 900 employees. The restructuring charges consisted of employee severance costs of $31.2 million and $8.3 million for expected losses on the disposition of assets. Expenses of $10.9 million were included in cost of sales; $21.1 million was included in selling, general, and administrative and $7.5 million was included in other expense in the consolidated statements of income for the quarter and nine months ended September 30, 1998.

During the third quarter of 1997, the Company recorded pretax restructuring charges of $24.5 million. The restructuring charges included additional costs for the closing of 21 check printing plants, as announced in 1996, as well as costs associated with the continued consolidation of the Company's core businesses. The additional charge for plant closing costs represented amounts which could not be recorded in 1996 because they did not meet the requirements for accrual in that year due to the timeframe over which the plant closing plan was expected to be completed. The restructuring charges consisted of employee severance costs of $21.6 million and $2.9 million for expected losses on the disposition of assets. Expenses of $7.7 million were included in cost of sales; $13.9 million was included in selling, general, and administrative and $2.9 million was included in other expense in the consolidated statements of income for the quarter and nine months ended September 30, 1997.

The Company's consolidated balance sheets reflect restructuring accruals of $50.4 million and $39.5 million as of September 30, 1998 and December 31, 1997, respectively, for employee severance costs and $10.9 million and $3.7 million as of September 30, 1998 and December 31, 1997, respectively, for estimated losses on asset dispositions. The majority of the severance costs are expected to be paid out by early 2000 with cash generated from the Company's operations.

8. In October 1998 the Company announced that it had reached agreements in principle to sell PaperDirect, Inc. ("PaperDirect"), the Social Expressions component ("Social Expressions") of Current, Inc. and the remaining businesses within the Company's Direct Response segment. The sales are currently expected to close in the fourth quarter of 1998. These businesses, along with the international component of the Electronic Payment Systems segment, are accounted for in accordance with Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." These businesses contributed revenue of $52.6 million and $55.2 million in the third quarters of 1998 and 1997, respectively, and revenue of $177.7 million and $171.9 million during the first nine months of 1998 and 1997, respectively. They contributed operating losses of $1.6 million and $2.1 million in the third quarters of 1998 and 1997, respectively, and losses of $3.5 million and $6.2 million during the first nine months of 1998 and 1997, respectively. The direct mail check printing business of Current, Inc. will remain with the Company and its results of operations are included in the Paper Payment Systems operating segment.

During the third quarter of 1997, the Company recorded a pretax impairment charge of $99 million to write-down the carrying value of PaperDirect, Social Expressions and the international operations of the Electronic Payment Systems segment to their estimated fair values less costs to sell. This charge is reflected in the goodwill impairment charge ($82.9 million) and in selling, general and administrative expense ($16.1 million) in the consolidated statements of income for the quarter and nine months ended September 30, 1997.

9. In August 1998, the Company completed the sale of its Card Services business and the Company is currently in the process of outsourcing the production of its direct mail products. These initiatives will not have a material impact on the Company's reported operating results. The results of operation of these businesses were included in the Direct Response operating segment.

10. During the third quarter of 1998, the Company recorded a charge of $36.4 million for losses on existing contracts of its Government Services segment. These losses arose due to revenue shortfalls from initial projections and the relatively fixed costs of this business. The contracts have varying terms through 2006.

11. During the third quarter of 1997, the Company recorded a $40 million pretax charge to reserve for an adverse judgement against one of the Company's subsidiaries. The charge also reserves for potential legal and other related costs. The Company has appealed from this judgement and has thus classified this obligation as other long-term liabilities in the consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

        During the third quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of financial and descriptive information about the reportable operating segments of the Company. The Company has organized its business units into six operating segments based on the nature of the products and services offered by each: Paper Payment Systems;

Payment Protection Systems; Electronic Payment Systems; Direct Response; Government Services; and Deluxe Direct. Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Payment Protection Systems provides payment protection, collection and risk management services to financial institutions and retailers. Electronic Payment Systems provides electronic funds transfer and other software services to the financial and retail industries. The remaining businesses within Direct Response, which are currently held for sale, provide direct marketing, customer database management and related services to the financial industry and other businesses. Government Services provides electronic benefits transfer services to state governments. Deluxe Direct, which is currently held for sale, primarily sells greeting cards, stationery and specialty paper products through direct mail. All segments, with the exception of the Electronic Payment Systems segment, operate primarily in the United States. The Electronic Payments Systems segment operates both domestically and internationally.

Results of Operations - Quarter and Nine Months Ended September 30, 1998 Compared to the Quarter and Nine Months Ended September 30, 1997

Net sales were $470 million for the third quarter of 1998, up .6% from the third quarter of 1997 when sales were $467 million. Net sales were $1,434 million for the first nine months of 1998, up .9% from the comparable period in 1997 when sales for the first nine months were $1,421 million. Paper Payment Systems revenue was flat in the third quarter of 1998 versus the third quarter of 1997. Revenues for the first nine months of 1998 were down 1.0% from the first nine months of 1997 due to lower volume for the financial institution check printing business. This decrease was partially offset by increased volume for direct mail checks and small business products. Payment Protection Systems revenue was up 11.4% over the third quarter of 1997 and 12.4% over the first nine months of 1997 due to increased volume for all product lines. Electronic Payment Systems revenue was up 7.0% for the quarter and 11.4% for the first nine months of 1998 versus the same periods in 1997. The increase was due to higher volume arising from an increased customer base and increased transaction volume. Direct Response revenue was down 8.1% from the third quarter of 1997 and 6.8% from the first nine months of 1997 due to lower volume and the sale of the Card Services business in the third quarter of 1998. Government Services revenue was up 53.7% over the third quarter of 1997 and 62.7% over the first nine months of 1997 due to increased volume from existing contracts, as well as the addition of new contracts in 1998. Deluxe Direct revenue was down 17.7% for the quarter and 9.5% for the first nine months of 1998 due primarily to divestitures.

Cost of sales increased $32.1 million, or 14.4%, from the third quarter of 1997, and increased $28.6 million, or 4.3%, from the first nine months of 1997. Included in the 1998 third quarter results was a charge of $47.1 million for check printing plant closings and accrued losses on contracts of the Government Services segment. Included in the 1997 third quarter results was a charge of $7.7 million related to the continued consolidation of check printing plants. With these charges removed, cost of sales decreased $7.2 million, or 3.4%, from the third quarter of 1997, and decreased $10.7 million, or 1.6%, from the first nine months of 1997. Paper Payment Systems cost of sales decreased 10.2% for the quarter and 8.6% for the first nine months of 1998 versus 1997, excluding the impact of restructuring charges in both years. This decrease is due primarily to savings realized from plant consolidation and productivity improvements within the financial institution check printing business. Payment Protection Systems cost of sales increased 20.3% over the third quarter of 1997 and 17.5% over the first nine months of 1997 due to the increased sales volume and increased depreciation, rent and salaries expense due to the growth of the segment. Electronic Payment Systems cost of sales increased 10.7% for the quarter and 10.0% for the first nine months of 1998 versus 1997 due to the increased sales volume. Additionally, information systems cost increased due to the year 2000 issues, the need to pay higher wages to retain technical personnel, and increased equipment costs related to a new data center. Direct Response cost of sales was down 20.2% for the quarter and 5.7% for the first nine months of 1998 versus 1997, excluding the impact of restructuring charges in 1998. These decreases are due to the lower sales volume, the sale of the Card Services business and the outsourcing of production of direct mail products. Government Services cost of sales increased 40.6% over the third quarter of 1997 and 45.7% over the first nine months of 1997, excluding special charges in 1998. The increase was due to the increased sales volume. Because many of the costs of this business are fixed, cost of sales increased at a lower rate than did revenue. Deluxe Direct cost of sales decreased 12.7% for the quarter and 6.0% for the first nine months of 1998 versus 1997 due primarily to divestitures, which decrease was partially offset by increased information systems costs in 1998.

Selling, general and administrative (SG&A) expenses decreased $8.4 million, or 3.8%, from the third quarter of 1997, and decreased $6.4 million, or 1.1%, from the first nine months of 1997. Included in 1998 third quarter results was a $22.0 million charge primarily for severance related to the Company's initiative to reduce SG&A expenses. Included in 1997 third quarter results was a charge totaling $39.6 million related to check printing plant consolidation, job reductions and the write-down of impaired assets. With these charges removed, SG&A expenses increased $9.1 million, or 5.1%, from the third quarter of 1997, and increased $11.1 million, or 2.0%, from the first nine months of 1997. Paper Payment Systems SG&A expenses increased 9.7% from the third quarter of 1997 and 1.5% from the first nine months of 1997 due to increased amortization expense for the segment's new customer service system. Payment Protection Systems SG&A expense increased 16.4% for the quarter and 20.8% for the first nine months of 1998 versus 1997, excluding special charges in 1998. These increases were due primarily to increased information systems and marketing costs reflecting the Company's investment in this segment.

Electronic Payment Systems SG&A expenses increased 14.3% over the third quarter of 1997 and 15.1% over the first nine months of 1997, excluding special charges in both years, due primarily to increased sales and marketing costs. Direct Response SG&A expenses decreased 11.0% for the quarter and 4.1% for the first nine months of 1998 versus 1997, with special charges excluded in both years, due to lower amortization expense due to asset write-offs in the third quarter of 1997. Government Services SG&A expenses increased 17.8% for the quarter and 14.6% for the first nine months of 1998 versus 1997 due to costs associated with additional contracts in 1998. Deluxe Direct SG&A expenses decreased 23.5% from the third quarter of 1997 and 18.8% from the first nine months of 1997, excluding special charges in 1997, due to divestitures and reduced marketing expenses.

Other income increased $49.8 million from the third quarter of 1997 and $48.9 million from the first nine months of 1997. 1997 third quarter results include charges of $49.8 million relating to legal proceedings and asset impairments. During 1997, a judgement was entered against one of the Company's subsidiaries in conjunction with a potential bid to provide electronic benefit transfer services for the Southern Alliance of States. The majority of this amount is expected to be paid in 1999 if the Company is unsuccessful in its attempt to obtain a reversal of this judgment on appeal.

The Company's effective tax rate decreased to 41.3% for the first nine months of 1998 versus 59.5% for the first nine months of 1997. The decrease is due to higher pretax income in 1998 combined with a higher base of non-deductible expenses in 1997 consisting primarily of the goodwill impairment charge. With the effect of the special charges removed in both years, the Company's effective tax rate was 40.2% for the first nine months of 1998 and 40.6% for the first nine months of 1997.

Net income was $2.8 million for the third quarter of 1998 compared to a net loss of $67.5 million for the third quarter of 1997. Net income for the first nine months of 1998 was $88.7 million compared to $11.4 million for the first nine months of 1997. 1998 third quarter results include after-tax charges of $43.7 million for severance related to the Company's initiative to reduce its SG&A expenses, the outsourcing of production of its direct mail products, the closing of additional check printing plants and accrued losses on contracts of its Government Services segment. The 1997 third quarter results include after-tax charges of $112.3 million for asset impairments related to its businesses held for sale, an unfavorable legal decision and severance reserves related to continued consolidation of check printing plants and consolidation of the Company's core businesses. With these charges removed, net income was $46.5 million for the third quarter of 1998, or 9.9% of sales, compared to $44.8 million, or 9.6% of sales, for the third quarter of 1997. Net income, excluding special charges, was $132.4 million, or 9.2% of sales, for the first nine months of 1998, compared to $123.7 million, or 8.7% of sales, for the first nine months of 1997. The increase for both periods is attributable to the changes discussed above.

Financial Condition - Liquidity

Cash provided by operations was $178.1 million for the first nine months of 1998 compared with $198.2 million for the first nine months of 1997. Cash from operations represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends. The Company's working capital on September 30, 1998 was $80.5 million compared to $131.1 million on December 31, 1997. The Company's current ratio was 1.2 to 1 on September 30, 1998, and 1.3 to 1 on December 31, 1997.

Financial Condition - Capital Resources

Purchases of capital assets totaled $88.5 million for the first nine months of 1998 compared to $68.6 million during the comparable period one year ago. The increase represents investments in a new financial information system, a new customer interface system, as well as other strategic initiatives designed to improve productivity and profitability. As of September 30, 1998, the Company had uncommitted bank lines of credit of $170 million available at variable interest rates. As of that date, there were no amounts drawn on those lines. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of September 30, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed line of credit. Additionally, the Company had a shelf registration in place for the issuance of up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of September 30, 1998, no such notes were issued or outstanding. Cash dividends totaled $89.9 million for the first nine months of 1998 compared to $91.3 million for the first nine months of 1997.

Year 2000 Readiness Disclosure

General Approach and State of Readiness. In 1996, the Company initiated a company wide program to prepare its computer systems, applications, embedded chip equipment and third-party suppliers/customers for the year 2000. The year 2000 issue affects the Company and most of the other companies and governmental agencies in the world. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, some programs may recognize a date which uses the two digits

"00" as 1900 rather than the year 2000, which may cause them to, among other things, generate erroneous data, lose data elements and possibly fail.

The Company is using a multi-phase approach in conducting its year 2000 remediation efforts. These phases are: assessment; analysis and formulation of remediation strategy; solution implementation; testing; and certification using internally developed criteria. The Company has divided its internal readiness review between "mission critical" systems and equipment and other assets. The project is organized around nine types of computerized assets. The asset types include internally developed applications, product-to-market software and systems, third-party purchased software, data centers, networks, environmental systems, purchased hardware (including embedded chip and desktop equipment), third party assessment and external interfaces. During 1997, the Company performed assessment and prioritization of all affected areas, defined appropriate resolution strategies and began execution of those strategies. The compliance strategies included renovation, replacement and retirement of systems and equipment.

As of September 1998, the overall project is approximately 75% complete and approximately 80% complete with respect to areas identified as "mission critical."

The testing phase is expected to be complete for mission critical components within all asset types by the end of 1998, at which point, the overall project is expected to be approximately 90% complete. Certification of critical assets in all internal categories should be 95% complete by the end of 1998 and certification is expected to be 95% complete across all internal categories by June of 1999. Also during 1999, the project focus will shift toward completion of customer and vendor testing and contingency execution.

As part of its year 2000 review, the Company has also assessed the readiness of its facilities with respect to embedded chip equipment. Included in this effort was all plant manufacturing equipment, HVAC systems, building security systems, PCs and other office equipment such as printers, faxes and copy machines. The most frequent method of achieving compliance in this area is replacement of non-compliant systems and equipment. This effort was approximately 75% complete at September 30, 1998 and is scheduled for completion by September of 1999.

Another area of focus for the Company is the year 2000 readiness of its significant suppliers and customers, both from the standpoint of technology and product/service provision. These external organizations have been contacted and have provided responses to year 2000 assessment requests. Site visits and action plans are being developed as appropriate, based on the importance of the organizations to the Company's ability to provide products and services. Overall, this category was approximately 75% complete as of the end of September 1998, and this effort is expected to be complete by March 1999.

Costs. The Company expects to incur project expenses of approximately $26.5 million over the life of its year 2000 project, consisting of both internal staff costs and consulting expenses, with $12.6 having been incurred through September 30, 1998. Funds for the initiative are provided from a separate budget of $26.5 million for the remediation of all affected systems. The Company's SAP software implementation costs and other capital expenditures associated with the replacement or improvement of affected systems are not included in these cost estimates. The Company has not deferred any material information technology project as a result of the initiative.

Risk and Contingency. Because of the nature of the Company's business, the year 2000 issue would, if unaddressed, pose a material business risk for the Company. Business operations may be at risk, as well as customer information interfaces and the provision of products/services. The risk is further increased by the potential for the Company to fall out of compliance with policies set by the Federal Financial Institution Examination Council, National Credit Union Agency and other Federal and regional regulatory bodies.

The Company presently believes that with the planned modifications to existing systems and the replacement or retirement of other systems, the year 2000 compliance issue will be resolved in a timely manner and will not pose significant operational problems for the Company. The Company has prioritized its renovation efforts to focus first on its mission critical internal systems and the Company believes it is presently on schedule to complete this component of its remediation efforts before the relevant year 2000 failure dates are reached.

In addition to the planned modifications, replacements and retirements, the Company has developed risk mitigation processes and created contingency plans in an effort to limit the inherent risk of the Year 2000 issue. Manual fall-back processes and procedures have been identified and put in place, particularly in cases where vendor equipment or services begin to demonstrate the potential to be unavailable in a timely manner. The Company is also preparing plans to deploy internal teams to repair problems as they arise when the century rolls over. Ongoing audit reviews are scheduled during the latter part of 1999 and into 2000 to ensure that compliance control processes continue to be in use. In addition, the Company is enhancing its existing business resumption plans and believes its existing liability insurance programs should mitigate its loss exposure in the event that operational problems do arise.

This discussion should be read in conjunction with the disclosures contained in "Item 5 -- Risk Factors and Cautionary Statements -- Year 2000 Readiness Disclosure," which appears in Part II of this Quarterly Report on Form 10-Q.

Outlook

Throughout the remainder of 1998 and 1999, the Company will continue its efforts to reduce costs and improve productivity throughout the organization. At the same time, the Company will continue to invest in major infrastructure improvements. The Company also expects to continue its efforts to complete its divestiture program by selling its remaining non-strategic businesses so it can focus on its growth opportunities.

                           PART II. OTHER INFORMATION

Item 5. Other Information

RISK FACTORS AND CAUTIONARY STATEMENTS

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases and in oral statements made by the Company's representatives, the words or phrases "should result," "are expected to," "will continue," "will approximate," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse.

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. This discussion supersedes the discussion in the Company's current Report on Form 8-K/A, which was filed with the Commission on October 22, 1998.

Earnings Estimates; Cost Reductions. From time to time, representatives of the Company may make predictions or forecasts regarding the Company's future results, including estimated earnings or earnings from operations. Any forecast, including the Company's current statement that it expects fourth quarter earnings to fall between $.65 and $.71 per share (and between $2.29 and $2.35 per share for 1998, after excluding the $70 million pre-tax special charge taken by the Company in the third quarter) and to achieve at least 11 to 15 percent annual growth in earnings in1999 and 2000, regarding the Company's future performance reflects various assumptions, including assumptions regarding the timing of certain anticipated divestitures (See "Sale of Businesses"). These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. In addition, it is not expected that the earnings growth projected for 1999 and 2000 will be representative of results that may be achieved in subsequent years.

As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts and the variation from such forecasts may be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

In addition, representatives of the Company may occasionally comment on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Generally speaking the Company does not make public its own internal projections, budgets or estimates. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

Sale of Businesses. The Company has a continuing intention to divest the remaining businesses comprising its Deluxe Direct segment (Social Expressions and PaperDirect) and has announced its intention to divest its Direct Response business unit. Although the Company has entered into non-binding letters of intent providing for the sale of these businesses with potential buyers, definitive divestiture agreements have not yet been negotiated. A failure to reach agreement on the exact terms of one or more of the planned divestitures could delay the anticipated sales. Such a failure or a failure by the Company to achieve the expected sales prices for the businesses to be divested could result in further write-offs by the Company, some of which could be significant. In addition, a delay in the execution of these sales could cause the Company to incur continued operating losses from the businesses sought to be divested, disrupt or otherwise adversely affect the operations of those businesses or require the Company to make unanticipated investments in them. Any such delay would also postpone the receipt and use by the Company of the proceeds expected to be generated thereby.

Timing and Amount of Anticipated Cost Reductions. With regard to the results of the Company's ongoing cost reduction efforts (including the Company's current review of its Selling, General and Administrative cost levels), there can be no assurance that the projected $100 million of pre-tax annual cost savings will be fully realized or will be achieved within the time periods expected. The implementation of the printing plant closures upon which some of the anticipated savings depend is, in large part, dependent upon the successful development of the software needed to streamline the check ordering process and redistribute the resultant order flow among the Company's remaining printing plants. The Company has previously experienced unanticipated delays in the planned roll-out of its on-line ordering system. Although the Company expects to again begin converting customers to this new system in the fourth quarter of 1998 and believes that the delays it has experienced will not materially affect its current plant closing schedule, there can be no assurances such will be the case or that additional sources of delays will not be encountered because of the complexities inherent in the development of software products as sophisticated as those needed to accomplish this task. Any such event could adversely affect the planned consolidation of the Company's printing facilities and the achievement of the expected productivity improvements and delay the realization or reduce the amount of the anticipated expense reductions.

In addition, the achievement of the targeted level of cost savings is dependent upon the successful execution of a variety of other cost reduction strategies throughout the Company's operations. These additional efforts include the consolidation of the Company's purchasing process and certain administrative and sales support organizations, the disposition of unprofitable or low-margin businesses, headcount reductions and other efforts. The optimum means of realizing many of these strategies is still being evaluated by the Company. Unexpected delays, complicating factors and other hindrances are common in the implementation of these types of endeavors and can arise from a variety of sources, some of which are likely to have been unanticipated. In addition, the Company may incur additional charges against its earnings in connection with future programs. A failure to timely achieve one or more of the Company's primary cost reduction objectives could materially reduce the benefit to the Company of its cost savings programs and strategies or substantially delay the full realization of their expected benefits.

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

Effect of Financial Institution Consolidation. There is an ongoing trend towards increasing consolidation within the banking industry that has resulted in increased competition and consequent pressure on check prices. This concentration greatly increases the importance to the Company of retaining its major customers and attracting significant additional customers in an increasingly competitive environment. Although the Company devotes considerable efforts towards the development of a competitively priced, high quality suite of products for the financial services and retail industries, there can be no assurance that significant customers will not be lost or that any such loss can be counterbalanced through the addition of new customers or by expanded sales to the Company's remaining customers.

Capital Expense Reductions. The Company has announced that it expects that its 1998 capital spending budget should decline from previous estimates due in part to the application of a new methodology for evaluating the Company's projected return on various forms of investment. The use of this methodology represents a revised analytic approach by the Company and the long-term benefits to be derived therefrom cannot presently be precisely determined.

Raw Material Postage Costs and Delivery Costs. Increases in the price of paper and the cost of postage can adversely affect the profitability of the Company's printing and mail order business. Events such as the 1997 UPS strike can also adversely impact the Company's margins by imposing higher delivery costs. Competitive pressures and overall trends in the marketplace may have the effect of inhibiting the Company's ability to reflect increased costs of production or delivery in the retail prices of its products.

Competition. Although the Company believes it is the leading check printer in the United States, it faces considerable competition from other smaller companies in both its traditional marketing channel to financial institutions and from direct mail marketers of checks. From time to time, one or more of these competitors reduce the prices of their products in an attempt to gain market share. The corresponding pricing pressure placed on the Company has resulted in reduced profit margins in the past and similar pressures can reasonably be expected in the future, although the timing and amount of reduced profits that may result from such pressure is unascertainable.

Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income for at least the next several years. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit and electronic and other bill paying services, home banking applications and Internet-based retail services, are in various stages of maturity or development and additional systems will likely be introduced. The Company believes that there will continue to be a substantial market for checks for the foreseeable future, although a reduction in the volume of checks used by consumers is expected. The rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot, however, be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have material, adverse effect on the demand for the Company's primary products and its account verification, payment protection and collection services. The creation of these alternative payment methodologies has also resulted in an increased interest in transaction processing as a source of revenue, which has led to increased competition for the Company's transaction processing businesses.

Debit Bureau. The Company has recently announced alliances with several entities that are intended to offer decision support tools and information to retailers and financial institutions that offer or accept direct debit-based products, such as checking accounts, ATM cards and debit cards. To date, this effort has primarily been directed towards the creation of the supporting data warehouse and research regarding the utility and value of the data available to the Company for use in this area. There can be no assurance that this effort will result in the introduction of a significant number of new products or services or the generation of incremental revenues or profits in material amounts. In any event, the continued development of the debit bureau is expected to require a significant level of investment by the Company.

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

Year 2000 Readiness Disclosure. In 1996, the Company initiated a companywide program to prepare its computer systems, applications and embedded chip equipment and third-party suppliers/customers for the year 2000. See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure" which appears in Part I of this Quarterly Report on Form 10-Q.

Although the Company presently believes that with the planned modifications to existing systems and the replacement or retirement of other systems, the year 2000 compliance issue will be resolved in a timely manner and will not pose significant operational problems for the Company, there can be no absolute assurances in this regard. The Company's business operations, as well as its ability to provide products and services to its customers without undue delay or interruption, could be at risk in the event unanticipated year 2000 issues arise. In addition, there can be no absolute assurances that unanticipated expenses related to the Company's ongoing year 2000 compliance efforts will not be incurred. As previously noted, the Company has communicated with its key suppliers and customers to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or in a manner that is compatible with the Company's systems. A failure by such a company to convert their systems in a timely manner or a conversion that renders such systems incompatible with those of the Company could have a material adverse effect on the Company and there can be no assurance that the Company's contingency plans will adequately mitigate the effects of any third party noncompliance. In addition, it is unrealistic to assume that the Company could remain unaffected if the year 2000 issue results in a widespread economic downturn. Also, it is possible that the Company's insurance carriers could assert that its existing liability insurance programs do not cover liabilities arising out of any operational problems associated with the advent of the year 2000.

NEW 14a-4 NOTICE DEADLINE

Under the Company's amended Bylaws, the Company's Board of Directors may exclude proposals (including director nominations) from consideration at its annual shareholders' meeting if such proposals are not submitted on or before a date (the "Notice Date") at least 120 days prior to the date the Company's proxy statement was released to shareholders in connection with the previous year's annual meeting of shareholders. In addition, the proxies solicited by the Company's Board of Directors may confer discretionary authority upon the persons named therein to vote upon any matter submitted for consideration at any regular meeting of shareholders (without discussion of the matter in the Company's proxy statement) if the Company does not receive proper notice of such matter prior to the Notice Date. The Notice Date applicable to the Company's 1999 annual meeting of shareholders is December 2, 1998.

Item 6. Exhibits and Reports on Form 8-K

                (a)     The following exhibits are filed as part of this report:


Exhibit No.                       Description                   Method of Filing
-----------                       -----------                   ----------------

    3.1         Bylaws of Deluxe Corporation (as amended
                October 30, 1998)                                Filed herewith

   12.3         Computation of Ratio of Earnings to Fixed
                Charges                                          Filed herewith

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

                                                DELUXE CORPORATION
                                                   (Registrant)

Date  November  13, 1998                        /s/ J.A. Blanchard III
     -------------------                        --------------------------------
                                                J.A. Blanchard III, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)


Date  November  13, 1998                        /s/ Thomas W. VanHimbergen
     -------------------                        --------------------------------
                                                Thomas W. VanHimbergen
                                                Senior Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.                         Description                      Page Number
-----------                         -----------                      -----------

   3.1      Bylaws of Deluxe Corporation (as amended October 30, 1998)

  12.3      Computation of Ratio of Earnings to Fixed Charges

  27.1      Financial Data Schedule