Form 10-K
period 1998-12-31
DELUXE CORP
filed 1999-03-31
CIK 27996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

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

Registrant's telephone number, including area code: (651) 483-7111.

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share               New York Stock Exchange
           (Title of Class)                      (Name of each exchange on which
                                                            registered)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _x_ Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,671,087,198 based on the last sales price of the registrant's common stock on the New York Stock Exchange on March 8, 1999. The number of outstanding shares of the registrant's common stock as of March 8, 1999, was 79,405,544.

Documents Incorporated by Reference:

1. Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1998 are incorporated by reference in Parts I and II.

2. The registrant's proxy statement, which was filed with the Securities Exchange Commission on March 31, 1999, is incorporated by reference in
      Part III.


                                     PART I

ITEM 1.     NARRATIVE DESCRIPTION OF BUSINESS

    Deluxe Corporation (collectively with its subsidiaries, the "Company") is a leading provider of integrated risk management, electronic transaction services and paper payments to the financial services and retail industries. The Company is headquartered in Shoreview, Minnesota, and has facilities in the United States, Canada and the United Kingdom. The Company's products and services are sold primarily in the United States.

    The Company's operations are conducted by Deluxe Corporation and 25 subsidiaries. During 1998, the Company classified its operations into six business segments: Deluxe Paper Payment Systems, Deluxe Payment Protection Systems, Deluxe Electronic Payment Systems, Deluxe Direct Response, Deluxe Government Services and Deluxe Direct. The businesses in the Company's Deluxe Direct Response and Deluxe Direct segments were divested in 1998. The Company is also a party to a joint venture with HCL Corporation of India. Each of the Company's business units is discussed below.

    The Company was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, the Company was named Deluxe Check Printers, Incorporated. The Company's principal executive offices are located at 3680 Victoria St. N., Shoreview, Minnesota 55126-2966, telephone (651) 483-7111.

Deluxe Paper Payment Systems

    Deluxe Paper Payment Systems ("DPPS") provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. DPPS sold checks to more than 10,000 financial institutions and fulfilled approximately 103 million check order units in 1998. Depositors commonly submit initial check orders and reorders to their financial institutions, which forward them to one of DPPS' printing plants. Printed checks are shipped directly by DPPS to the depositors and DPPS' charges are typically paid directly from the depositors' accounts. DPPS, through a separate subsidiary, also provides direct mail checks to consumers and small businesses. DPPS endeavors to produce and ship all check orders within two days after receipt of the order. DPPS generated revenues of approximately $1.3 billion in 1998, accounting for approximately 66% of the Company's total revenues in 1998.

    Payment systems and methods have been changing in the United States in recent years as banking and other industries have introduced alternatives to the traditional check, including, among others, charge cards, credit cards, debit cards and electronic payment systems. Sales of checks have also been subject to increased competition and consequent pressure on prices. In addition, the direct mail segment of the check market is growing as a lower-priced alternative to financial institution checks and, in 1998, represented an estimated 18 percent of the personal check industry. These developments have produced a mature market for checks and have created pricing pressure on DPPS' check sales.

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

Deluxe Payment Protection Systems

    The Company offers integrated payment protection services through the subsidiaries in its Deluxe Payment Protection Systems division: Chex Systems, Inc. ("Chex Systems"); Deluxe Payment Protection Systems, Inc.; and NRC Holding Corporation ("NRC") and its subsidiaries. Chex Systems is the leader in the account verification business, providing risk management information to approximately 78,000 financial institution offices. Through its Shared Check Authorization Network ("SCAN"), Deluxe Payment Protection Systems, Inc. operates one of the nation's leading check verification services with a network consisting of thousands of retail locations that share risk-management information. NRC is one of the largest U.S. collections agencies, processing approximately $4.5 billion in placements in 1998 for more than 8,000 credit grantors. Deluxe Payment Protection Systems had revenues of $216 million in 1998, or approximately 11% of the Company's total revenues.

Deluxe Electronic Payment Systems

    The Deluxe Electronic Payment Systems ("DEPS") business segment is composed of Deluxe Electronic Payment Systems, Inc., which provides electronic funds transfer processing and software and is the nation's largest third-party transaction processor for regional automated teller machine (ATM) networks. DEPS also provides services in emerging debit markets, including retail point-of-sale ("POS") transaction processing. DEPS processed approximately five billion transactions in 1998 and had net sales of approximately $131 million in 1998.

Deluxe Government Services

    Deluxe Government Services provides electronic benefit transfer ("EBT") services to state governments. The business manages, supports and controls the electronic payment of government food and cash benefits for the purchase of goods and services in a retail environment and the distribution of cash in a bank network and retail environment. Deluxe Government Services currently supports, alone or in conjunction with other providers, electronic benefit transfer programs in 12 states and three consortiums comprising 21 states. Deluxe Government Services also provides Medicaid verification services in New York. Deluxe Government Services produced approximately $44 million in revenues in 1998.

Deluxe Direct

    Deluxe Direct, which was divested in 1998, marketed specialty papers, and other products to small businesses and sold direct mail greeting cards, gift wrap and related products to households. Deluxe Direct had net sales of approximately $224 million in 1998 and generated approximately 12% of the Company's total revenues in that year. Deluxe Direct marketed its products primarily through the Social Expressions division of Current, Inc. ("Current") and Paper Direct, Inc. ("Paper Direct").

    Current is a direct mail supplier of social expression products, including greeting cards, gift wrap, small gifts and related products. Current's Social Expression business is seasonal and holiday-related. Historically, more than one-third of Current's annual sales have been made in the fourth quarter. Current's direct mail check business was not included in the divestiture and is included in "Deluxe Paper Payment Systems." Paper Direct is a direct mail marketer of specialty papers, presentation products and pre-designed forms for laser printing and desktop publishing.

Deluxe Direct Response

    Deluxe Direct Response, which was divested in 1998, developed targeted direct mail marketing campaigns for financial institutions and it also sold personalized plastic ATM cards and credit and debit cards to financial institutions and retailers and driver's licenses and other identification cards to government agencies. Deluxe Direct Response provided database products from the Company's Deluxe Data Resources, FUSION MarketingSM and Deluxe MarketWise(TM) businesses and fulfillment services that included printing and mailing direct mail marketing pieces (including letter checks offered to credit card holders) and tracking customer response rates. The Deluxe Direct Response business unit contributed approximately $43 million in revenues in 1998.

RECENT DEVELOPMENTS

    In the first quarter of 1996, the Company announced a plan to close 21 of its financial institution check printing plants over a two-year period. Four additional closings are scheduled to occur in 1999 and 2000. The plant closings were made possible by advancements in the Company's telecommunications, order processing and printing technologies. As of December 31, 1998, the production functions at all 21 of the plants included in the 1996 announcement were closed. The front-end operations of three of these plants remain open and are expected to close in 1999.

    During the third quarter of 1998, the Company recorded pretax restructuring charges of $39.5 million. The charges included costs associated with reducing SG&A expenses, discontinuing production of the Deluxe Direct Response segment's direct mail products and closing four additional financial institution check printing plants in 1999 and early 2000. The Company anticipates eliminating 800 SG&A positions within sales and marketing, finance and accounting, human resources and information services. Approximately 60 positions will be eliminated by discontinuing production of direct mail products. The closing of four additional financial institution check printing plants will affect approximately 870 employees.

    During 1998, the Company sold substantially all of the assets of PaperDirect
(UK) Limited, ESP Employment Screening Partners, Inc., Social Expressions and the businesses within its Deluxe Direct Response segment. The Company also sold all of the outstanding stock of PaperDirect. The aggregate net sales prices for these businesses was $113.7 million, consisting of cash proceeds of $87.9 million and notes receivable of $25.8 million.

    In February 1999, the Company acquired all of the outstanding shares of eFunds Corporation for $13 million. eFunds provides electronic check conversion solutions for financial services companies and retailers.

    In January 1998, the Company awarded options to substantially all of its employees (excluding foreign employees and employees of businesses held for sale) allowing them, subject to certain limitations, to purchase 100 shares of common stock at $33 per share. The options become exercisable when the value of the Company's common stock reaches $49.50 per share or January 30, 2001, whichever occurs first. Options for the purchase of 1.7 million shares of common stock were issued under this program.

    The Company has also entered into agreements with unrelated third parties to create a decision and analytic capability called Debit BureauSM. Debit BureauSM uses a data warehouse that integrates debit data from the Company's various business units to enhance products and services that will help financial institutions and retailers with their debit-related decisions. The first service enhanced with information developed by this Debit BureauSM, due for release in June 1999, is Fraud FinderSM, which is intended to rank the potential for identity manipulations and fraud in connection with new account openings at financial services companies.

    In 1997, the Company formed a joint venture with HCL Corporation ("HCL") of New Delhi, India, to help modernize India's banking industry. The joint venture provides software and programming capabilities to the Company and U.S. financial institutions. The results of the joint venture did not have a material effect on the Company's operations in 1998.

EMPLOYEES

    The Company had approximately 15,100 full- and part-time employees as of February 28, 1999. It has a number of employee benefit plans, including a 401(k) plan, retirement and profit sharing plans and medical and hospitalization plans. The Company has never experienced a work stoppage or strike and considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The information appearing under the caption "Note 14. Business Segment Information" on pages 28-30 of the Company's Annual Report (the "Annual Report") for the year ended December 31, 1998 is incorporated by reference.

FINANCIAL INFORMATION ABOUT DOMESTIC OPERATIONS AND EXPORT SALES

    The information appearing under the caption "Note 14. Business Segment Information" on page 30 of the Annual Report is incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are elected by the Board of Directors each year. The term of office of each executive officer will expire at the annual meeting of the Board of Directors that will be held after the regular shareholders meeting on May 4, 1999. The principal occupation of each executive officer is with the Company, and their positions are as follows:

                                                                       Executive
                                                                        Officer
        Name                          Position                 Age      Since
        ----                          --------                 ---      -----

John A. Blanchard III      Chairman of the Board, President    56       1995
                            and Chief Executive Officer

Lawrence J. Mosner         Executive Vice President            56       1995

Thomas W. VanHimbergen     Senior Vice President and Chief     50       1997
                            Financial Officer

Ronald E. Eilers           Senior Vice President and           51       1996
                            General Manager, Deluxe
                             Paper Payment Systems

John H. LeFevre            Senior Vice President, Secretary    55       1994
                            and General Counsel

Warner F. Schlais           Vice President and Chief           46       1997
                             Information Officer

Sonia St. Charles           Vice President,                    38       1998
                             Human Resources

    MR. BLANCHARD has served as President and Chief Executive Officer of the Company since May 1, 1995 and as Chairman of the Board of Directors since May 6, 1996. From January 1994 to April 1995, Mr. Blanchard was executive vice president of General Instrument Corporation, a supplier of systems and equipment to the cable and satellite television industry. From 1991 to 1993, Mr. Blanchard was chairman and chief executive officer of Harbridge Merchant Services, a national credit card processing company. Previously, Mr. Blanchard was employed by American Telephone & Telegraph Company for 25 years, most recently as senior vice president responsible for national business sales. Mr. Blanchard also serves as a director of Wells Fargo and Company and Saville Systems PLC.

    MR. MOSNER has served as Executive Vice President of the Company with overall responsibility for all of its day-to-day operations since July 1997. Mr. Mosner served as Senior Vice President of the Company from November 1995 until October 1996, when he became President of Deluxe Direct, Inc. ("DDI") a subsidiary of the Company that provided management services to the companies in its Deluxe Direct business unit. As a Senior Vice President of the Company and President of DDI, Mr. Mosner served as the Principal Executive Officer of Deluxe Direct. In February 1997, Mr. Mosner returned to the office of Senior Vice President of the Company and he served as President of its Deluxe Financial Services business unit until he became Executive Vice President of the Company. Mr. Mosner was executive vice president and chief operating officer of Hanover Direct, a direct marketing company, with responsibility for non-apparel products, from 1993 until he joined the Company. Previously, he was employed for 28 years by Sears, Roebuck and Company, where he was Vice President of catalog merchandising from 1991 to 1993.

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

    MR. EILERS joined the Company in 1988 when it purchased Current. From 1990 to 1995, Mr. Eilers served as Vice President and General Manager of Current's direct mail check business. In 1995, Mr. Eilers became President of PaperDirect, Inc. and the manager of the Company's business forms division. Mr. Eilers became a Vice President of DDI in October 1996 and he succeeded Mr. Mosner as the President of DDI in February 1997. In August 1997, Mr. Eilers became a Senior Vice President of the Company and he now manages its Deluxe Paper Payment Systems business.

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

    MR. SCHLAIS became Vice President and Chief Information Officer of the Company in December 1997. Mr. Schlais joined the Company in 1995 as Vice President of Applications Development supporting the Company's Deluxe Financial Services business unit. Prior to joining the Company, Mr. Schlais was employed by United Airlines, Inc. ("United Airlines") for 21 years, most recently as its director, I.T. planning and technology. United Airlines is a provider of air transportation.

    MS. ST. CHARLES became Vice President, Human Resources in June 1996 and an executive officer of the Company in April 1998. From August 1994 until June 1996, Ms. St. Charles served as Vice President, Human Resources for PaperDirect. Prior to this position, Ms. St. Charles worked as an independent human resources and organizational development consultant.

ITEM 2.     PROPERTIES

    The Company conducts its operations in 60 principal facilities, 58 of which are used for production and service operations, located in 22 states, Canada and the United Kingdom. These facilities total approximately 3,974,000 square feet. The Company's headquarters occupies a 158,000-square-foot building in Shoreview, Minnesota. DPPS has two principal facilities in Shoreview, Minnesota, totaling approximately 252,000 square feet. These sites are devoted to sales, administration and marketing. Deluxe Payment Protection Systems has four principal facilities in Bloomington, Minnesota, Columbus, Ohio and Bothell, Washington totaling approximately 144,000 square feet. Deluxe Electronic Payment Systems' primary administrative facility occupies a 171,000 square foot building in Milwaukee, Wisconsin and its principal data processing centers are located in New Berlin, Wisconsin and Scottsdale, Arizona. Deluxe Government Services shares space with Deluxe Electronic Payment Systems in Milwaukee, Wisconsin and has three service facilities in Baltimore, Maryland, Centerville, Utah and Trenton, New Jersey totaling approximately 4,500 square feet. Deluxe Direct's principal office facility was a 148,000-square-foot building in Colorado Springs, Colorado. All but four of the Company's production facilities are one-story buildings and most were constructed and equipped in accordance with the Company's plans and specifications.

    More than half of the Company's total production area has been constructed during the past 20 years. The Company owns 31 of its principal facilities and leases the remainder for terms expiring from 1999 to 2011. Depending upon the circumstances, when a lease expires, the Company either renews the lease or constructs a new facility to replace the leased facility.

    In 1996, the Company announced a plan to close 21 of its financial institution check printing plants. Four additional plant closings scheduled for 1999 and 2000 were announced in 1998. These plant closings were made possible by advancements in the Company's telecommunications, order processing and printing technologies. Upon the completion of this restructuring, the Company's nine remaining plants will be equipped with sufficient capacity to produce at or above current order volumes. As of December 31, 1998, the production operations of all 21 of the plants included in the 1996 plan had been closed. The front-end operations of three of the plants remain open and are expected to close in 1999. As a result of its consolidation efforts, the Company currently owns 9 facilities that are either currently vacant or which the Company expects to vacate prior to July 1999. These facilities, which total approximately 462,000 square feet, are or will be held for sale.

ITEM 3.     LEGAL PROCEEDINGS

    In October 1997, the jury in the action Mellon Bank, N.A. v. Deluxe Data Systems, Inc. and Deluxe Corporation which was pending in the Western District of Pennsylvania reached a $30 million verdict against Deluxe Electronic Payment Systems, Inc. (f/k/a Deluxe Data Systems, Inc.) in litigation pertaining to a potential bid to provide electronic benefits transfer services to a number of southeastern states. No liability was found against Deluxe Corporation. In January 1999, the United States Court of Appeals for the Third Circuit affirmed the judgment of the district court and the Company paid $32.2 million to Mellon Bank (which amount includes post-judgment interest) in February 1999. The Company is reviewing whether a further appeal is warranted.

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

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

    The information appearing under the caption "Financial Highlights" on page 1, and "Shareholder Information" on page 33 of the Annual Report is incorporated by reference. The number of shareholders indicated in the "Financial Highlights" is based on the number of the Company's record holders.

ITEM 6.     SELECTED FINANCIAL DATA

    The information appearing under the caption "Five-Year Summary" on page 13 of the Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information appearing under the caption "Management's Discussion and Analysis" on pages 6 through 12 of the Annual Report is incorporated by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information appearing under the caption "Market Risk Disclosure" on page 11 of the Annual Report is incorporated by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements, notes and independent auditors' report on pages 14 through 31 of the Annual Report and the information appearing under the caption "Summarized Quarterly Financial Data" (unaudited) on page 31 of the Annual Report is incorporated by reference.

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

    The Company's proxy statement, which was filed with the Securities and Exchange Commission on March 31, 1999, is incorporated by reference, other than the sections entitled "Compensation Committee Report on Executive Compensation" and "Total Shareholders Return."

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following financial statements, schedules and independent auditors' report and consent are filed with or incorporated by reference in this report:

    Financial Statements                                              Page in
    --------------------                                           Annual Report
                                                                   -------------

        Consolidated Balance Sheets at December 31, 1998 and 1997........14

        Consolidated Statements of Income for each of the three years in the period ended December 31, 1998........................15
        Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1998........15
        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998..................16
        Notes to Consolidated Financial Statements.......................17 - 30
        Independent Auditors' Report ....................................31
        Supplemental Financial Information (Unaudited):
        Summarized Quarterly Financial Data .............................31
        Independent Auditors' Consent to the incorporation by
            reference of its reports in the Company's registration
            statements numbered 2-96963, 33-53585, 33-57261, 33-32279,
            33-58510, 33-62041, 333-03625 and 33-48967...................F-1

    Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

    (b) Reports on Form 8-K

        The Company filed a report on Form 8-K on October 22, 1998 (as amended by an Amendment on Form 8-K/A-1 filed on October 22, 1998) containing a disclosure of Risk Factors and Cautionary statements pursuant to Item 5 of such Form.

    (c) The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit                                                                Method of
Number                            Description                           Filing
------                            -----------                           ------

3.1         Articles of Incorporation (incorporated by reference to        *
            the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

3.2         Bylaws, (incorporated by reference to Exhibit 3.1 of the       *
            Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

4.1         Amended and Restated Rights Agreement, dated as of January     *
            31, 1997, by and between the Company and Norwest Bank
            Minnesota, National Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights
            Certificate (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Securities and Exchange
            Commission (the

            "Commission") on February 7, 1997).

4.2         Indenture, relating to up to $150,000,000 of debt              *
            securities (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3
            (33-32279) filed with the Commission on November 24,
            1989).

4.3         Amended and Restated Credit Agreement, dated as of July 8,      *
            1997, among the Company, Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto, related to a $150,000,000 committed line of credit (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K
            (the "1997 10-K") for the year ended December 31, 1997).

10.1        Deluxe Corporation 1996 Annual Incentive Plan (as amended      *
            August 9, 1996) (incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the Quarter ended September 30, 1996 (the "September 1996 10-Q"), filed with the Commission on November 14, 1996).

10.2        Deluxe Corporation Stock Incentive Plan (as amended            *
            October 31, 1997), including the Deluxe Corporation
            Non-Employee Director Stock and Deferral Plan attached as
            Annex 1 thereto (incorporated by reference to Exhibit 10.2 to the 1997 10-K).

10.3        Deluxe Corporation Performance Share Plan (incorporated by     *
            reference to Exhibit 10.6 to the September 1996 10-Q).

10.4        Deluxe Corporation Employee Stock Purchase Plan                *
            (incorporated by reference to Exhibit 10.7 to the September 1996 10-Q).

10.5        Deluxe Corporation Deferred Compensation Plan                  *
            (incorporated by reference to Exhibit (10)(A) to the 10.5 Company's Annual Report on Form 10-K for the year ended
            December 31, 1995 (the "1995 10-K")).

10.6        Deluxe Corporation Supplemental Benefit Plan (incorporated     *
            by reference to Exhibit (10)(B) to the 1995 10-K).

10.7        Description of Deluxe Corporation Non-employee Director        *
            Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on

            Form 10-K for the year ended December 31, 1996 (the "1996
            10-K").

10.8        Description of Initial Compensation and Employment             *
            Arrangement with John A. Blanchard III (incorporated by reference to Exhibit 10(G) to the 1995 10-K).

10.9        Deluxe Corporation 1998 DeluxeSHARES Plan (incorporated by     *
            reference to Exhibit 10.9 to the 1997 10-K).

10.10       Description of modification to the Deluxe Corporation          *
            Non-Employee Director Retirement and Deferred Compensation
            Plan (incorporated by reference to Exhibit 10.10 to the 1997 10-K).

10.11       Description of John A. Blanchard III Supplemental Pension      *
            Plan (incorporated by reference to Exhibit 10(H) in the 1995 10-K).

10.12       Description of Compensation Agreement with Harold V.           *
            Haverty (incorporated by reference to Exhibit 10(J) to the 1995 10-K).

10.13       Consulting Agreement, made and entered into as of November     *
            1, 1996, between the Company and Donald R. Hollis
            (incorporated by reference to Exhibit 10.21 to the 1996
            10-K).

10.14       Description of Severance Arrangement with Thomas W.            *
            VanHimbergen. (incorporated by reference to Exhibit 10.15 to the 1997 10-K).

10.16       Description of Severance Arrangement with Lawrence J.
            Mosner (incorporated by reference to Exhibit 10.19 to the 1997 10-K).

10.17       Description of non-employee Director Compensation            Filed
            Arrangements.                                               herewith

10.18       Stock and Asset Purchase Agreement made as of December 31,     *
            1998 among Deluxe Corporation, Current, Inc., Se/PDI
            Acquisition Corporation and Taylor Corporation
            (incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 8-K dated January 15,
            1999).

10.19       Executive Retention Agreement, dated as of January 9,          *
            1998, between John A. Blanchard and Deluxe Corporation (incorporated by reference to Exhibit 10.3 to the Company's

            Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the "May 1998 10-Q").

10.20       Executive Retention Agreement, dated as of January 9,          *
            1998, between Ronald E. Eilers and Deluxe Corporation
            (incorporated by reference to Exhibit 10.5 of the May 1998
            10-Q).

10.21       Executive Retention Agreement, dated as of January 9,          *
            1998, between Deluxe Corporation and John H. LeFevre
            (incorporated by reference to Exhibit 10.6 of the May 1998
            10-Q).

10.22       Executive Retention Agreement, dated as of January 9,          *
            1998, between Deluxe Corporation and Lawrence J. Mosner (incorporated by reference to Exhibit 10.7 of the May 1998 10-Q).

10.23       Schedule identifying other Executive Retention Agreements    Filed
            omitted for this Report on Form 10-K and the differences    herewith
            between such Agreements and those filed herewith.

12.4        Statement re: computation of ratios.                         Filed
                                                                        herewith

13          1998 Annual Report to shareholders.                          Filed
                                                                        herewith

21.1        Subsidiaries of the Registrant.                              Filed
                                                                        herewith

23          Consent of Experts and Counsel (incorporated by reference      *
            to page F-1 of this Annual Report on Form 10-K).

24.1        Power of attorney.                                           Filed
                                                                        herewith

27.1        Financial Data Schedule for the year ended December 31,      Filed
            1998.                                                       herewith

27.2        Financial Data Schedule for the year ended December 31,      Filed
            1997.                                                       herewith

99.1        Risk Factors and Cautionary Statements.                      Filed
                                                                        herewith

----------------
*Incorporated by reference

    Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of the Company's reasonable expenses ($.25 per page) in furnishing such copies.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, State of Minnesota.

                                        DELUXE CORPORATION

    Date: March 31, 1999                By:    /s/ John A. Blanchard III
                                           ------------------------------------
                                           John A. Blanchard III
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 31,1999.

SIGNATURE                              TITLE
---------                              -----

By  /s/ John A. Blanchard III          Chairman of the Board of Directors,
---------------------------------      President and Chief Executive Officer
        John A. Blanchard III          (Principal Executive Officer)


By  /s/ Thomas W. VanHimbergen         Senior Vice President and Chief Financial
---------------------------------      Officer (Principal Financial Officer and
        Thomas W. VanHimbergen         Principal Accounting Officer)


                *
---------------------------------
        Whitney MacMillan              Director

                *
---------------------------------
        James J. Renier                Director

                *
---------------------------------
        Barbara B. Grogan              Director

                *
---------------------------------
        Stephen P. Nachtsheim          Director

                *
---------------------------------
        Calvin W. Aurand, Jr.          Director

                *
---------------------------------
        Donald R. Hollis               Director

                *
---------------------------------
        Robert C. Salipante            Director

                *
---------------------------------
        Jack Robinson                  Director

                *
---------------------------------
        Hatim A. Tyabji                Director


*By:  /s/ John A. Blanchard III
---------------------------------
          John A. Blanchard III
          Attorney-in-Fact

                          INDEPENDENT AUDITORS' CONSENT

    We consent to the incorporation by reference in Registration Statements Nos. 2-96963, 33-53585, 33-57261, 333-03625 and 33-48967 on Form S-8 and 33-32279,
33-58510 and 33-62041 on Form S-3 of our report dated January 26, 1999, incorporated by reference in this Annual Report on Form 10-K of Deluxe Corporation for the year ended December 31, 1998.

    /s/ Deloitte & Touche LLP
    Deloitte & Touche LLP
    Minneapolis, Minnesota
    March 26, 1999

                                  EXHIBIT INDEX

    The following exhibits are filed as part of this report:

Exhibit                                                                  Page
Number                            Description                            Number
------                            -----------                            ------

10.17       Description of non-employee Director Compensation
            Arrangements.

10.23 Schedule Identifying other Executive Retention Agreement Omitted from this Report on form 10-K

12.4        Statement re: computation of ratios.

13          1998 Annual Report to shareholders.

21.1        Subsidiaries of the Registrant.

24.1        Power of attorney.

99.1        Risk Factors and Cautionary Statements

27.1        Financial Data Schedule for the year ended December 31,
            1998.

27.2        Financial Data Schedule for the year ended December 31,
            1997.