Form 10-Q
period 1999-03-31
DELUXE CORP
filed 1999-05-17
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending        March 31, 1999
                               ----------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number:                            1-7945
                                          ------------------------


                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                    41-0216800
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

3680 Victoria St., N. St. Paul, Minnesota                  55126-2966
-----------------------------------------              ------------------
(Address of principal executive offices)                   (Zip Code)


                                 (651) 483-7111
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes         X        No
                         --------           ---------

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at May 7, 1999 was 78,125,680.

ITEM 1.  FINANCIAL STATEMENTS

                          PART I. FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                        March 31, 1999       December 31,
                                                                                         (Unaudited)             1998
                                                                                         -----------         -----------
CURRENT ASSETS
          Cash and cash equivalents                                                      $   177,850         $   268,934
          Marketable securities                                                               36,394              41,133
          Trade accounts receivable                                                          136,995             145,079
          Inventories:
              Raw material                                                                     2,488               2,619
              Semi-finished goods                                                              6,204               7,401
              Finished goods                                                                   1,757               1,981
          Supplies                                                                            16,572              17,400
          Deferred advertising                                                                 8,508               7,939
          Deferred income taxes                                                               63,799              63,785
          Prepaid expenses and other current assets                                           54,509              62,961
                                                                                         -----------         -----------
              Total current assets                                                           505,076             619,232
                                                                                         -----------         -----------
LONG-TERM INVESTMENTS                                                                         42,746              45,208
PROPERTY, PLANT, AND EQUIPMENT
          Land and land improvements                                                          46,816              46,826
          Buildings and building improvements                                                209,429             209,416
          Machinery and equipment                                                            510,867             512,683
                                                                                         -----------         -----------
              Total                                                                          767,112             768,925
          Less accumulated depreciation                                                      429,362             424,365
                                                                                         -----------         -----------
              Property, plant, and equipment - net                                           337,750             344,560
INTANGIBLES
          Cost in excess of net assets acquired - net                                         57,830              42,836
          Internal use software - net                                                        129,450             118,417
          Other intangible assets - net                                                       29,275              32,781
                                                                                         -----------         -----------
              Total intangibles                                                              216,555             194,034
                                                                                         -----------         -----------
                  TOTAL ASSETS                                                           $ 1,102,127         $ 1,203,034
                                                                                         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable                                                               $    57,864         $    53,555
          Accrued liabilities:
              Wages, including vacation pay                                                   51,330              60,540
              Employee profit sharing and pension                                             10,784              41,762
              Accrued income taxes                                                            48,346              33,087
              Accrued rebates                                                                 31,079              34,712
              Accrued contract/relationship losses                                            29,159              35,356
              Other                                                                          139,210             185,022
          Long-term debt due within one year                                                   4,375               7,332
                                                                                         -----------         -----------
              Total current liabilities                                                      372,147             451,366
                                                                                         -----------         -----------
LONG-TERM DEBT                                                                               105,486             106,321
DEFERRED INCOME TAXES                                                                         34,755              36,018
OTHER LONG-TERM LIABILITIES                                                                      425                 419
SHAREHOLDERS' EQUITY
          Common shares - $1 par value (authorized 500,000,000 shares;
            issued: 1999 - 79,415,162 shares; 1998 - 80,480,526 shares)                       79,415              80,481
          Additional paid-in capital                                                             485               6,822
          Retained earnings                                                                  509,995             522,087
          Unearned compensation                                                                 (187)               (238)
          Accumulated other comprehensive income                                                (394)               (242)
                                                                                         -----------         -----------
              Shareholders' equity                                                           589,314             608,910
                                                                                         -----------         -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 1,102,127         $ 1,203,034
                                                                                         ===========         ===========


See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except per Share Amounts)
                                   (Unaudited)


                                                  QUARTER ENDED MARCH 31,
                                                  -----------------------
                                                    1999          1998
                                                    ----          ----
NET SALES                                        $ 414,077     $ 488,970

OPERATING EXPENSES
          Cost of sales                            180,485       223,612
          Selling, general and administrative      155,945       193,841
                                                 ---------     ---------
              Total                                336,430       417,453
                                                 ---------     ---------
INCOME FROM OPERATIONS                              77,647        71,517

OTHER INCOME (EXPENSE)
          Other income                               1,604         3,312
          Interest expense                          (1,782)       (2,223)
                                                 ---------     ---------
INCOME BEFORE INCOME TAXES                          77,469        72,606

PROVISION FOR  INCOME TAXES                         29,856        29,035
                                                 ---------     ---------

NET INCOME                                       $  47,613     $  43,571
                                                 =========     =========

NET INCOME PER COMMON SHARE - Basic              $    0.60     $    0.54
NET INCOME PER COMMON SHARE - Diluted            $    0.59     $    0.54

CASH DIVIDENDS PER COMMON SHARE                  $    0.37     $    0.37



See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                               QUARTER ENDED MARCH 31,
                                                                                               -----------------------
                                                                                                  1999          1998
                                                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                            $  47,613     $  43,571
         Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                           14,445        15,150
           Amortization of intangibles                                                             6,512         5,393
           Stock purchase discount                                                                 1,270         1,620
           Net loss on sales of businesses                                                                         558
           Changes in assets and liabilities, net of effects from acquisitions and sales of businesses:
                Trade accounts receivable                                                          8,116        15,051
                Inventories                                                                        1,552         6,168
                Accounts payable                                                                   4,309         3,666
                Other assets and liabilities                                                     (83,764)      (29,339)
                                                                                               ---------     ---------
                    Net cash provided by operating activities                                         53        61,838

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sales of marketable securities with maturities of more than 3 months        9,637         8,000
         Purchases of marketable securities with maturities of more than 3 months                 (4,993)      (13,674)
         Purchases of capital assets                                                             (25,597)      (24,652)
         Payments for acquisitions, net of cash acquired                                         (13,038)
         Net proceeds from sales of businesses, net of cash sold                                  18,020         1,284
         Proceeds from sales of capital assets                                                        28         7,305
         Other                                                                                       532        (1,507)
                                                                                               ---------     ---------
                    Net cash used in investing activities                                        (15,411)      (23,244)

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on long-term debt                                                               (5,594)       (1,417)
         Payments to retire common stock                                                         (47,704)      (32,087)
         Proceeds from issuing stock under employee plans                                          7,146         7,096
         Cash dividends paid to shareholders                                                     (29,574)      (30,165)
                                                                                               ---------     ---------
                    Net cash used in financing activities                                        (75,726)      (56,573)
                                                                                               ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (91,084)      (17,979)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 268,934       171,438
                                                                                               ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 177,850     $ 153,459
                                                                                               =========     =========


See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. The consolidated balance sheet as of March 31, 1999 and the consolidated statements of income and the consolidated statements of cash flows for the quarters ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the Company's consolidated audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K").

     2. As of March 31, 1999, the Company had uncommitted bank lines of credit of $145 million available at variable interest rates. No amounts were drawn on those lines during 1999 or 1998 and there was no outstanding balance at March 31, 1999 or December 31, 1998 on these lines of credit. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of March 31, 1999 and December 31, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed line of credit. Additionally, the Company had a shelf registration in place to issue up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of March 31, 1999 and December 31, 1998, no such notes were issued or outstanding.

     3. The Company's total comprehensive income for the quarters ended March 31, 1999 and 1998 was $47.5 million and $43.6 million, respectively. The Company's comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

4. The following table reflects the calculation of basic and diluted earnings per share (dollars and shares outstanding in thousands, except per share amounts).

--------------------------------------------------------------------------------------------------------------------
                                                                                  Quarter Ended March 31,
                                                                                 1999                    1998
--------------------------------------------------------------------------------------------------------------------
        Net income per share-basic:
          Net income                                                          $47,613                 $43,571
          Weighted average shares outstanding                                  79,961                  80,967
          Net income per share-basic                                            $0.60                    $.54
====================================================================================================================

        Net income per share-diluted:
          Net income                                                          $47,613                 $43,571
--------------------------------------------------------------------------------------------------------------------
          Weighted average shares outstanding                                  79,961                  80,967
          Dilutive impact of options                                              257                     191
          Shares contingently issuable                                              9                       3
--------------------------------------------------------------------------------------------------------------------
          Weighted average shares and potential dilutive
          shares outstanding                                                   80,227                  81,161
--------------------------------------------------------------------------------------------------------------------
          Net income per share-diluted                                        $   .59                 $   .54
====================================================================================================================

     5. During 1997, a judgment was entered against Deluxe Electronic Payment Systems, Inc. (DEPS) in the U.S. District Court for the Western District of Pennsylvania. The case was brought against DEPS by Mellon Bank (Mellon) in connection with a potential bid to provide electronic benefit transfer services for the Southern Alliance of States. In September 1997, the Company recorded a pretax charge of $40 million to reserve for this judgment and other related costs. In the third quarter of 1998, Mellon's motion for prejudgment interest was denied by the District Court and the Company reversed $4.2 million of the $40 million liability. At December 31, 1998, the remaining liability of $34.4 million was classified as other accrued liabilities in the consolidated balance sheet.

In January 1999, the Company's appeal of this judgment was denied by the Third Circuit Court of Appeals and the Company paid $32.2 million to Mellon in February 1999. The portion of the reserve remaining after the payment of this judgement ($2.1 million) was reversed in the first quarter of 1999 and is reflected in other income in the consolidated statement of income for the three months ended March 31, 1999. The Company is reviewing whether a further appeal of this judgment is warranted.

     6. In February 1999, the Company acquired all of the outstanding shares of eFunds Corporation for $13 million. eFunds provides electronic check conversion and electronic funds transfer solutions for financial services companies and retailers. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to its acquisition date. This business is included in the Deluxe Payment Protection Systems segment in footnote 9 below. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The total cost in excess of net assets acquired of $15.7 million is reflected as goodwill and is being amortized over 10 years. The effect of this acquisition was not material to the operations or financial position of the Company.

     7. The Company's consolidated balance sheets reflect restructuring accruals of $37.4 million and $45.7 million as of March 31, 1999 and December 31, 1998, respectively, for employee severance costs, and $6.5 million and $6.8 million as of March 31, 1999 and December 31, 1998, respectively, for estimated losses on asset dispositions. Through March 31, 1999, severance payments of approximately $49.7 million have been paid to 3,050 employees for the 1996 and 1997 restructuring plans, as well as for the four additional financial institution check printing plant closings announced in 1998. These restructuring plans are outlined in Note 3 to the Company's consolidated annual financial statements included in the 1998 10-K. Additionally, severance payments of approximately $2.1 million have been paid to approximately 155 employees in conjunction with the Company's initiative to reduce its selling, general and administrative expenses and to discontinue production of direct mail products. The majority of the remaining severance costs are expected to be paid in 1999 and early 2000 with cash generated from the Company's operations.

     8. During the third quarter of 1998, the Company recorded a charge of $36.4 million to reserve for expected future losses, extending through 2006, on existing long-term contracts and relationships of the Deluxe Government Services segment. In the first quarter of 1999, the Company determined that one relationship included in the 1998 loss accrual should no longer be included because the definitive agreement between the Company and the prime contractor remains subject to negotiation. By not considering this relationship in the charge for expected future losses, $4.3 million of assets dedicated to this relationship were exposed to impairment. In accordance with the Company's policy on impairment of long-lived assets, as outlined in the notes to the Company's consolidated annual financial statements included in the 1998 10-K, an impairment loss of an amount substantially equal to the contract loss originally recorded with respect to this relationship resulted. In the first quarter of 1999, a reclassification between accrued contract/relationship losses and the long-lived assets dedicated to this relationship was recorded and $1.9 million of contract losses were applied against the reserve recorded in 1998.

     9. The Company has organized its business units into six operating segments based on the nature of the products and services offered by each: Deluxe Paper Payment Systems; Deluxe Payment Protection Systems; Deluxe Electronic Payment Systems; Deluxe Government Services; Deluxe Direct Response; and Deluxe Direct. Deluxe Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Deluxe Payment Protection Systems provides payment protection, electronic check conversion, collection and risk management services to financial institutions and retailers. Deluxe Electronic Payment Systems provides electronic funds transfer processing and software services to the financial and retail industries. Deluxe Government Services provides electronic benefits transfer services to state governments and online medical eligibility verification services to the State of New York. Deluxe Direct Response, which was sold in 1998, provided direct marketing, customer database management, and related services to the financial industry and other businesses. Deluxe Direct, which was sold in 1998, primarily sold greeting cards, stationery, and specialty paper products through direct mail. All segments operate primarily in the United States. Deluxe Electronic Payment Systems also has international operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the Company's notes to the consolidated annual financial statements included in the 1998 10-K. In evaluating segment performance, management focuses on income from operations. This measurement excludes special charges (e.g., restructuring charges, asset impairment charges, charges for legal proceedings, etc.), interest expense, investment income, income tax expense and other non-operating items, such as gains or losses from asset disposals. Corporate expenses are allocated to the segments as a fixed percentage of segment revenues. This allocation includes expenses for various support functions such as human resources, information services and finance and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Generally, intersegment sales are based on current market pricing. Segment information for the quarters ended March 31, 1999 and 1998 is as follows (dollars in thousands):

                                  Deluxe     Deluxe      Deluxe
                                   Paper    Payment    Electronic      Deluxe       Deluxe
QUARTER ENDED                     Payment  Protection    Payment    Government      Direct      Deluxe      Total
MARCH MARCH 31, 1999              Systems   Systems      Systems      Services     Response     Direct     Segments
---------------------------------------------------------------------------------------------------------------------
Net sales from external          $312,096     $60,335     $30,336       $11,310                             $414,077
  customers

Intersegment sales                                144         117                                                261

Operating income (loss)            75,806       7,579         328         (471)                               83,242

Segment assets                    383,311     131,940     129,277        37,919                              682,447

Depreciation and
  amortization
  expense                           9,559       2,912       3,596           480                               16,547

Capital purchases                  11,912       3,420       2,151            20                               17,503
---------------------------------------------------------------------------------------------------------------------

QUARTER ENDED
MARCH 31, 1998
---------------------------------------------------------------------------------------------------------------------
Net sales from external          $318,785     $54,093     $29,957        $9,230      $10,161    $66,744     $488,970
 customers

Intersegment sales                  1,996         455         527                                              2,978

Operating income (loss)            75,140       8,975     (1,174)       (3,533)      (7,409)       (82)       71,917

Segment assets                    386,551     100,438     121,287        37,698       45,080    112,770      803,824

Depreciation and
  amortization                      8,834       2,148       3,271         1,267        1,489                  17,009
  expense

Capital purchases                   9,571       2,135       2,031           195          362        133       14,427
---------------------------------------------------------------------------------------------------------------------

Segment information reconciles to consolidated amounts as follows (dollars in thousands):

                                                           QUARTER ENDED MARCH 31,
-----------------------------------------------------------------------------------------
OPERATING INCOME                                            1999              1998
----------------------------------------------------------------------- -----------------
Total segment operating income                            $83,242           $71,917

Elimination of intersegment profits                                             (77)

Unallocated corporate expenses                             (5,595)             (323)
----------------------------------------------------------------------- -----------------
Total consolidated operating income                       $77,647           $71,517
----------------------------------------------------------------------- -----------------

Unallocated corporate expenses consist of charges for certain corporate liabilities which are not allocated to the segments.

                                                        MARCH 31,
-------------------------------------------------------------------------------
TOTAL ASSETS                                     1999              1998
-------------------------------------------------------------------------------
Total segment assets                          $  682,447        $  803,824
Unallocated corporate assets                     419,680           310,350
-------------------------------------------------------------------------------
Total consolidated assets                     $1,102,127        $1,114,174
-------------------------------------------------------------------------------

Unallocated corporate assets consist primarily of cash, investments, and fixed assets and intangibles utilized by the corporate support functions.

                                                                  QUARTER ENDED MARCH 31,
----------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION EXPENSE                          1999                  1998
----------------------------------------------------------------------------------------------------
Total segment depreciation and amortization                   $16,547               $17,009
  expense
Depreciation and amortization of unallocated
  corporate assets                                              4,410                 3,534
----------------------------------------------------------------------------------------------------
Total consolidated depreciation and amortization
expense                                                       $20,957               $20,543
----------------------------------------------------------------------------------------------------


                                                                 QUARTER ENDED MARCH 31,
----------------------------------------------------------------------------------------------------
CAPITAL PURCHASES                                              1999                   1998
----------------------------------------------------------------------------------------------------
Total segment capital purchases                               $17,503               $14,427
Corporate capital purchases                                     8,094                10,225
----------------------------------------------------------------------------------------------------
Total consolidated capital purchases                          $25,597               $24,652
----------------------------------------------------------------------------------------------------

Corporate capital purchases consist primarily of a new human resources information system and various other information system enhancements.

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                                        NET SALES FROM EXTERNAL CUSTOMERS                 LONG-LIVED ASSETS
                                             QUARTER ENDED MARCH 31,                          MARCH 31,
----------------------------------------------------------------------------------------------------------------
                                         1999                  1998                   1999             1998
                                         ----                  ----                   ----             ----
United States                          $409,036              $479,826               $334,519         $398,325
Foreign countries                         5,041                 9,144                  3,231            5,290
----------------------------------------------------------------------------------------------------------------
Total consolidated                     $414,077              $488,970               $337,750         $403,615
----------------------------------------------------------------------------------------------------------------

     10. In April 1999, the Company purchased the remaining 50 percent ownership interest in its joint venture with HCL Corporation of India. The joint venture offers software maintenance and support services and business process outsourcing to financial services companies and the Company's businesses. This purchase is not expected to have a material impact on the Company's results of operations or financial position.

     11. In April 1999, the Company announced that it will be selling National Revenue Corporation, its collections business which is included in the Deluxe Payment Protection Systems segment. This business contributed net sales of $34.3 million and $30.7 million for the quarters ended March 31, 1999 and March 31, 1998, respectively. The sale is expected to be completed in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

The Company has organized its business units into six operating segments based on the nature of the products and services offered by each: Deluxe Paper Payment Systems; Deluxe Payment Protection Systems; Deluxe Electronic Payment Systems; Deluxe Government Services; Deluxe Direct Response; and Deluxe Direct. Deluxe Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Deluxe Payment Protection Systems provides payment protection, collection, electronic check conversion and risk management services to financial institutions and retailers. Deluxe Electronic Payment Systems provides electronic funds transfer processing and software services to the financial and retail industries. Deluxe Government Services provides electronic benefits transfer services to state governments and online medical eligibility verification services to the State of New York. Deluxe Direct Response, which was sold in 1998, provided direct marketing, customer database management, and related services to the financial industry and other businesses. Deluxe Direct, which was sold in 1998, primarily sold greeting cards, stationery, and specialty paper products through direct mail. All segments operate primarily in the United States. Deluxe Electronic Payment Systems also has international operations.

Results of Operations - Quarter Ended March 31, 1999 Compared to the Quarter Ended March 31, 1998

NET SALES - Net sales were $414.1 million for the first quarter of 1999, down 15.3% from the first quarter of 1998 when sales were $489 million. This decrease is primarily due to the sale of the businesses in the Deluxe Direct Response and Deluxe Direct segments in 1998. These segments contributed net sales of $76.9 million in the first quarter of 1998. Deluxe Paper Payment Systems net sales decreased 2.7% to $312.1 million in 1999. This decrease was primarily due to lower volume in the financial institution check printing business due to lost customers. The loss of business was due to competitive pricing requirements that fell below the Company's revenue and profitability per unit targets. This volume decrease was partially offset by increased volume for both the direct check printing business and the business forms business. The decreases in these segments were partially offset by increases for all other segments. Net sales for Deluxe Payment Protection Systems increased 10.9% to $60.5 million in the first quarter of 1999 due to increased volume across all product lines and price increases. Deluxe Electronic Payment Systems net sales were flat versus 1998. Increased volume in processing related revenues was offset by decreased software sales due to customer reluctance to make significant software changes prior to the turn of the century. Net sales for the Deluxe Government Services segment increased 22.5%, or $2.1 million, to $11.3 million in the first quarter of 1999 due to price increases on 1998 contract extensions and rebids that occurred subsequent to the first quarter of 1998. The charge recorded by the Company in the third quarter of 1998 (see footnote 8 to the Notes to Consolidated Financial Statements) reflects these extensions and rebids.

GROSS MARGIN - Gross margin for the Company was 56.4% in the first quarter of 1999 compared to 54.3% in the first quarter of 1998. A portion of the increase is due to the sale of the businesses within the Deluxe Direct Response and Deluxe Direct segments which contributed gross margins of 15.7% and 52.8%, respectively, in the first quarter of 1998. Deluxe Paper Payment Systems gross margin increased to 63.4% in 1999 from 60.9% in 1998 due to cost reductions realized from plant closings and process improvements within both the financial institution check printing and business forms businesses and the loss of lower margin customers within the financial institution check printing business. Gross margin for Deluxe Government Services increased to 6.4% in 1999 from a negative 19.9% in 1998 due to the application of loss contract accounting, which began in the third quarter of 1998. The increases for these segments were partially offset by decreases for the other segments. Deluxe Payment Protection Systems gross margin decreased to 45.3% in 1999 from 49.1% in 1998 due to the product mix within the collections business. Gross margin for Deluxe Electronic Payment Systems decreased to 25.1% in 1999 from 26.3% in 1998 due to the decreased software sales, as well as increased telecommunications costs.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSE (SG&A) - SG&A decreased $37.9 million or 19.6% from the first quarter of 1998 primarily due to the sale of the businesses within the Deluxe Direct Response and Deluxe Direct segments in 1998. These businesses had $45.8 million of SG&A in 1998. Deluxe Electronic Payment Systems' SG&A decreased 18.7% from 1998 due primarily to reductions in Corporate support SG&A expenses which results in lower expenses allocated to the segments. The benefit from the reduced Corporate SG&A expenses was offset by increased SG&A expenses in other segments. Deluxe Paper Payment Systems SG&A increased 1.5% from 1998 due primarily to increased phone orders and increased marketing expenses reflecting the emphasis on new customer acquisition at the direct check printing business. SG&A for Deluxe Payment Protection Systems increased 11.1% from 1998 due primarily to costs incurred in conjunction with the Company's development of its Debit BureauSM capabilities. SG&A for Deluxe Government Services decreased 29.9% from 1998 due to the fact that Corporate support expenses were not allocated to this segment in 1999.

NET INCOME - Net income for the first quarter of 1999 increased 9.2% to $47.6 million, compared to net income of $43.6 million for the first quarter of 1998. The increase is due to the improvement in the Company's operating margin from 14.6% in 1998 to 18.8% in 1999. This improvement results from improvements related to ongoing operations, as well as the sale of the businesses within the Deluxe Direct Response and Deluxe Direct segments in 1998.

Financial Condition - Liquidity

Cash provided by operations was $53,000 for the first quarter of 1999, compared with $61.8 million for the first quarter of 1998. The decrease is due to the legal settlement paid in 1999 to Mellon Bank of $32.2 million, working capital changes, and a change in the funding methodology of the Company's Voluntary Employees Beneficiary Association (VEBA) trust used to pay for health care benefits. Cash from operations represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends. The Company's working capital on March 31, 1999 was $132.9 million compared to $167.9 million on December 31, 1998. The Company's current ratio on both March 31, 1999 and December 31, 1998 was 1.4 to 1.

Financial Condition - Capital Resources

Purchases of capital assets totaled $25.6 million for the first quarter of 1999 compared to $24.7 million during the comparable period one year ago. As of March 31, 1999, the Company had uncommitted bank lines of credit of $145 million available at variable interest rates. No amounts were drawn on those lines during 1999 or 1998 and there was no outstanding balance at March 31, 1999 or December 31, 1998 on these lines of credit. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of March 31, 1999 and December 31, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed line of credit. Additionally, the Company had a shelf registration in place to issue up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of March 31, 1999 and December 31, 1998, no such notes were issued or outstanding. Cash dividends totaled $29.6 million in the first three months of 1999 compared to $30.2 million in the first three months of 1998.

Year 2000 Readiness Disclosure

GENERAL APPROACH AND STATE OF READINESS - In 1996, the Company initiated a program to prepare its computer systems, applications and embedded chip equipment for the year 2000 and to evaluate the readiness of its third-party suppliers and customers for the millenium date change. The year 2000 issue affects the Company and most of the other companies and governmental agencies in the world. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, some programs may recognize a date which uses the two digits "00" as 1900 rather than the year 2000, which among other things may cause them to generate erroneous data, lose data elements and possibly fail.

The Company is using a multiphase approach in conducting its year 2000 remediation efforts. These phases are: assessment; analysis and formulation of remediation strategy; solution implementation; testing; and certification using internally developed criteria. The Company has divided its internal readiness review between "mission critical" systems and equipment and its other assets. The project is organized around nine types of computerized assets: internally developed applications; product-to-market software and systems; third-party purchased software; data centers; networks; environmental systems; purchased hardware (including embedded chip and desktop equipment); third-party assessment; and external interfaces. During 1997, the Company assessed and prioritized all affected areas, defined appropriate resolution strategies and began execution of those strategies. The compliance strategies include renovation, replacement and retirement of systems and equipment.

As of March 31, 1999, the overall project is approximately 93% complete and approximately 98% complete for mission critical areas. All areas regulated by the Federal Financial Institution Examination Council have completed certification and all remaining mission critical components are expected to be completed prior to June 1999 (the Company's prior expectation that mission critical areas would be completed by March 1999 has been adjusted to allow for delivery of some additional required network and data center equipment). Also during 1999, the project focus has shifted toward completing customer and vendor testing and contingency execution.

As part of its year 2000 review, the Company has also assessed the readiness of the embedded chip equipment in its facilities. This assessment included all plant manufacturing equipment, HVAC systems, building security systems, personal computers and other office equipment such as printers, faxes and copy machines. The most frequent method of achieving compliance in this area is replacing non-compliant systems and equipment. This effort was approximately 98% complete as of March 1999 and is scheduled for completion by September 1999.

Another area of focus for the Company is the year 2000 readiness of its significant suppliers and customers, both from the standpoint of technology and product and service provision. These external organizations were contacted and they have provided responses to year 2000 assessment requests. Site visits and action plans were developed as appropriate, based on the importance of the organizations to the Company's ability to provide products and services. This category was completed in March 1999 and will be monitored going forward through the year 2000.

COSTS - The Company expects to incur project expenses of approximately $26.8 million over the life of its year 2000 project, consisting of both internal staff costs and external consulting expenses, with $19.6 million having been incurred through March 31, 1999. Funds for the initiative are provided from a separate budget of $26.8 million for the remediation of all affected systems. The Company's SAP software implementation costs and other capital expenditures associated with replacing or improving affected systems are not included in these cost estimates. The Company has not deferred any material information technology project as a result of this initiative.

RISK AND CONTINGENCY - Because of the nature of the Company's business, the year 2000 issue would, if unaddressed, pose a material business risk for the Company. Business operations may be at risk, as would customer information interfaces and the provision of products and services. The risk is increased by the potential for the Company to fall out of compliance with policies set by the Federal Financial Institution Examination Council, National Credit Union Agency and other federal and regional regulatory bodies.

The Company believes that with the planned modifications to existing systems and the replacement or retirement of other systems, the year 2000 compliance issue will be resolved in a timely manner and will not pose significant operational problems for the Company. The Company has prioritized its renovation efforts to focus first on its mission critical internal systems and the Company believes it is on schedule to complete this component of its remediation efforts before the relevant year 2000 failure dates are reached. In addition to the planned modifications, replacements and retirements, the Company has developed risk mitigation processes and is creating contingency plans in an effort to limit the inherent risk of the year 2000 issue. Manual fall-back processes and procedures are being identified and put in place, particularly in cases where vendor equipment or services begin to demonstrate the potential to be unavailable. The Company is also preparing plans to deploy internal teams to repair problems as they arise when the next century begins. Ongoing audit reviews are scheduled during the latter part of 1999 and into 2000 to ensure that compliance control processes continue to be used. In addition, the Company is enhancing its existing business resumption plans and intends to look to its existing liability insurance programs to mitigate its loss exposure if operational problems do arise.

Outlook

In 1999, the Company will continue its efforts to reduce costs and improve profitability by continuing with its plans to close financial institution check printing plants and complete the implementation of a new order processing and customer service system and post-press production process improvements. Additionally, the Company will continue with it plans to reduce

SG&A expenses. At the same time, the Company will continue with major infrastructure improvements and expects to complete its year 2000 readiness project in a timely manner.

In April 1999, the Company announced the creation of a new business unit, eFunds. This business unit will be comprised of Deluxe Electronic Payment Systems, Inc., Debit Bureau(SM), Chex Systems, Inc., Deluxe Payment Protection Systems, Inc. and eFunds Corporation, which was acquired in February 1999, under a single management group. The Company believes that combining these businesses into a single integrated unit will provide opportunities for revenue and profit growth in excess of what would have been generated had they continued to operate independently. The Company also announced that it plans to reduce its Corporate support group and will be moving some Corporate resources into the Company's operating units in order to enable them to operate more independently. The implementation of this initiative could lead to a restructuring charge in future periods. In addition, the Company has stated that it will be selling National Revenue Corporation, the Company's collection business, as it does not fit into the Company's new business model.

In April 1999, the Company's Board of Directors authorized the repurchase of up to 10 million shares of the Company's Common Stock. Market conditions permitting, the Company currently plans to complete this purchase program in 1999.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

As of March 31, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $36.4 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore would not expect to recognize an adverse impact on net income or cash flows in such an event.

The Company operates internationally, and so it is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. Historically, the effect of movements in the exchange rates have not been material to the consolidated operating results of the Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 1997, a $30 million judgment was entered against Deluxe Electronic Payment Systems, Inc. (DEPS), in the U.S. District Court for the Western District of Pennsylvania. The case was brought against DEPS by Mellon Bank (Mellon) in connection with a potential bid to provide electronic benefit transfer services for the Southern Alliance of States. In January 1999, the Company's appeal of this judgment was denied by the Third Circuit Court of Appeals and the Company paid $32.2 million to Mellon in February 1999. The Company is reviewing whether a further appeal of this judgment is warranted.

Item 5.  Other Information

RISK FACTORS AND CAUTIONARY STATEMENTS.

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by the Company's representatives, the words or phrases "should result," "are expected to," "targeted," "will continue," "will approximate," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse.

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. This discussion supersedes the discussion in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Earnings Estimates; Cost Reductions. From time to time, representatives of the Company may make predictions or forecasts regarding the Company's future results, including estimated earnings or earnings from operations. Any forecast, including the Company's current statements that it expects to achieve a minimum of 11 percent annual growth in earnings in 1999 and 2000, report record operating earnings in 1999 and that it has a target of generating cumulative EBITDA (earnings before income taxes, depreciation and amortization) in excess of $2.3 billion over the next five years, regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. In addition, it is not expected that the earnings growth projected for 1999 and 2000 will be representative of results that may be achieved in subsequent years.

As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

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

Recent Strategic Initiatives. The Company has recently announced the creation of eFunds, a new business unit comprised of Deluxe Electronic Payment Systems, Inc., Debit Bureau(SM), Chex Systems Inc., Deluxe Payment Protection Systems, Inc. and eFunds Corporation. It is hoped that combining these businesses into a single business unit will increase their opportunities for revenue and profit growth. The Company has also announced an intention to transfer certain resources and responsibilities from its corporate group to its operating units in an effort to enable them to more efficiently respond to market opportunities and conditions. In many respects, the precise means by which the Company plans to implement the foregoing initiatives or achieve its growth targets have not, however, yet been identified, and so the benefits, if any, that may result therefrom cannot presently be quantified. Further, accomplishing the goals of the reorganization is dependent upon identifying and developing new products and services, some or all of which may be directed at markets not now served by the Company. The successful execution of this strategy is also dependant upon identifying and retaining personnel and third parties with the expertise needed to develop and implement the Company's strategic initiatives. Portions of the initiative may also involve identifying and reaching agreements with strategic alliance partners and acquisition targets. Unexpected delays are common in endeavors of this type and can arise from a variety of sources, many of which will likely have been unanticipated. The likelihood that the reorganization will achieve its goal of incrementally increasing the revenues and profits of the businesses included in the eFunds business unit must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development and execution of new business initiatives and the competitive, rapidly changing environment in which eFunds will operate. As a result, although the Company has set annual revenue growth targets for its eFunds business unit at 20 percent for the years 2000 and 2001, and hopes to achieve higher levels of growth in subsequent years, there can be no assurance that these targets will in fact be achieved. In addition, the implementation of these initiatives could lead to a restructuring charge in an amount that, although not yet quantified, may be material.

Share Repurchase Program. In April 1999, the Board of Directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock. This repurchase program is currently scheduled to be completed prior to the end of 1999. The success of this program is, however, dependant upon market conditions, including, most importantly, the availability of a sufficient number of shares at prices determined by management of the Company to be reasonable. Accordingly, if appropriate market conditions do not prevail during the planned repurchase period, the Company will not purchase the entire allotment of shares authorized by the Board.

Timing and Amount of Anticipated Cost Reductions. With regard to the results of the Company's ongoing cost reduction efforts (including the Company's current review of its SG&A expense levels), there can be no assurance that the projected annual cost savings will be fully realized or will be achieved within the time periods expected. The implementation of the printing plant closures upon which some of the anticipated savings depend is, in large part, dependent upon the successful development of the software needed to streamline the check ordering process and redistribute the resultant order flow among the Company's remaining printing plants. The Company has previously experienced unanticipated delays in the planned roll-out of its on-line ordering system. Although the Company again began converting customers to this new system in the fourth quarter of 1998 and believes that the delays it has experienced in the past will not materially affect its current plant closing schedule, there can be no assurances such will be the case or that additional sources of delays will not be encountered because of the complexities inherent in the development of software products as sophisticated as those needed to accomplish this task. Any such event could adversely affect the planned consolidation of the Company's printing facilities and the achievement of the expected productivity improvements and delay the realization or reduce the amount of the anticipated expense reductions.

In addition, the achievement of the targeted level of cost savings is dependent upon the successful execution of a variety of other cost reduction strategies throughout the Company's operations. These additional efforts include the consolidation of the Company's purchasing process and certain administrative and sales support organizations, headcount reductions and other efforts. The optimum means of realizing many of these strategies is still being evaluated by the Company, and the goodwill amortization associated with the Company's recent acquisitions of eFunds Corporation and the remaining 50 percent ownership interest in its joint venture with HCL Corporation of India may offset some of the benefits sought to be achieved through this program. Unexpected delays, complicating factors and other hindrances are common in the implementation of these types of endeavors and can arise from a variety of sources, some of which are likely to have been unanticipated. The Company may also incur additional charges against its earnings in connection with future programs. A failure to timely achieve one or more of the Company's primary cost reduction objectives could materially reduce the benefit to the Company of its cost savings programs and strategies or substantially delay the full realization of their expected benefits.

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

Other Dispositions and Acquisitions. In connection with its ongoing restructuring, the Company may also consider divesting or discontinuing the operations of various business units and assets and the Company may undertake one or more significant acquisitions. Any such divestiture or discontinuance could result in write-offs by the Company, some or all of which could be significant. In addition, a significant acquisition could result in future earnings dilution for the Company's shareholders. Acquisitions accounted for as a purchase transaction could also adversely affect the Company's reported future earnings due to the amortization of the goodwill and other intangibles associated with the purchase.

Competition. Although the Company believes it is the leading check printer in the United States, it faces considerable competition from other smaller companies in both its traditional marketing channel to financial institutions and from direct mail marketers of checks. From time to time, one or more of these competitors reduce the prices of their products in an attempt to gain market share. The corresponding pricing pressure placed on the Company has resulted in reduced profit margins for the Company's check printing business in the past and similar pressures can reasonably be expected in the future. The Company has also experienced some loss of business due to its refusal to meet competitive prices that fell below the Company's revenue and profitability per unit targets. The timing and amount of reduced revenues and profits that may result from these competitive pressures is not ascertainable.

Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income for at least the next several years. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit and electronic and other bill paying services, home banking applications and Internet-based payment services, are in various stages of maturity or development and additional systems will likely be introduced. The Company believes that there will continue to be a substantial market for checks for the foreseeable future, although a reduction in the volume of checks used by consumers is expected. The rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot, however, be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for the Company's primary products and its account verification and payment protection services. Although the Company believes that its recent acquisition of eFunds Corporation may contribute to the continued viability of the paper check as a payment mechanism by accelerating processing times and reducing processing costs, there can be no assurance that the check conversion technology developed by this new subsidiary and its competitors will achieve widespread market or consumer acceptance or have a measurable impact on the market for the Company's principal products.

The introduction of the alternative payment methodologies described above has also resulted in an increased interest by third parties in transaction processing, authorization and verification, as well as other methods of effecting electronic payments, as a source of revenue, which has led to increased competition for the Company's transaction processing and authorization businesses. The payment processing industry is characterized by continuously evolving technology and intense competition. Many participants in the industry have substantially greater capital resources and research and development capabilities than the Company. There can be no assurance that the Company's competitors and potential competitors will not succeed in developing and marketing technologies, services or products that are more accepted in the marketplace than those offered or envisioned by the Company. Such a development could result in the loss of significant customers by the Company's eFunds business unit, render the Company's technology and proposed products obsolete or noncompetitive or otherwise materially hinder the achievement of the growth targets established for this business unit. Initiatives that may be undertaken by the Company in connection with Internet commerce-based activities would be particularly susceptible to these types of competitive risks.

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

Revised Analytic Approach. The Company has announced that it is applying a new methodology for evaluating the Company's projected return on various forms of investment. The use of this methodology represents a revised analytic approach by the Company and the long-term benefits to be derived therefrom cannot presently be precisely determined.

Raw Material, Postage Costs and Delivery Costs. Increases in the price of paper and the cost of postage can adversely affect the profitability of the Company's printing and mail order business. Events such as the 1997 UPS strike can also adversely impact the Company's margins by imposing higher delivery costs. Competitive pressures and overall trends in the marketplace may have the effect of inhibiting the Company's ability to reflect increased costs of production or delivery in the retail prices of its products.

Debit Bureau(SM). The Company has announced its intention to offer decision support tools and information to retailers and financial institutions that offer or accept direct debit-based products, such as checking accounts, ATM cards and debit cards. To date, this effort has primarily been directed towards the creation of the supporting data warehouse and research regarding the utility and value of the data available to the Company for use in this area. There can be no assurance that the Company's Debit BureauSM initiative will result in the introduction of a significant number of new products or services or that any new products or services introduced by the Company will generate revenues in material amounts. In any event, the continued development of Debit Bureau(SM) is expected to require a significant level of investment by the Company.

HCL-Deluxe, N.V. (HDX). There can be no assurance that the software development and maintenance services proposed to be offered by the Company's subsidiary HDX will achieve market acceptance in either the United States or India. To date, the operations of HDX have not been profitable. In addition, the Company has only limited operational experience in the software services business and India to date. The successful development of HDX is subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an extended operating history, reliance on key personnel, a competitive environment characterized by numerous well-established and well-capitalized competitors and the risk that the reputation of the business could be more adversely affected by any customer service issues or problems than would be the case with a more established firm. Further, in developing HDX, the Company faces additional complexities arising from the maintenance of certain of HDX's functions in India. In addition to the normal complications that arise in connection with the management of remote locations, operations in foreign countries are subject to numerous potential obstacles including, among other things, cultural differences, political unrest, export controls, governmental interference or regulation (both domestic and foreign), currency fluctuations, personnel issues and varying competitive conditions. There can be no assurance that one or more of these factors, or additional causes or influences, many of which are likely to have been unanticipated and beyond the ability of the Company to control, will not operate to inhibit the success of HDX. As a result, there can be no assurance that this Company will achieve its announced 1999 revenue target of $25 million for this business unit or that this unit will ever generate significant revenues or profits or provide an adequate return on the Company's investment.

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

Year 2000 Readiness Disclosure. In 1996, the Company initiated a company-wide program to prepare its computer systems, applications and embedded chip equipment for the year 2000 and to evaluate the readiness of its third-party suppliers/customers for the millenium date change. Although the Company presently believes that with the planned modifications to existing systems and the replacement or retirement of other systems, the year 2000 compliance issue will be resolved in a timely manner and will not pose significant operational problems for the Company, there can be no absolute assurances in this regard. The Company's business operations, as well as its ability to provide products and services to its customers without undue delay or interruption, could be at risk in the event unanticipated year 2000 issues arise. In addition, there can be no absolute assurances that unanticipated expenses related to the Company's ongoing year 2000 compliance efforts will not be incurred. The Company has communicated with its key suppliers and customers to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or in a manner that is compatible with the Company's systems. A failure by such a company to convert their systems in a timely manner or a conversion that renders such systems incompatible with those of the Company could have a material adverse effect on the Company and there can be no assurance that any contingency plans developed by the Company will adequately mitigate the effects of any third party noncompliance. In addition, it is unrealistic to assume that the Company could remain unaffected if the year 2000 issue results in a widespread economic downturn. Also, it is possible that the Company's insurance carriers could assert that its existing liability insurance programs do not cover liabilities arising out of any operational problems associated with the advent of the year 2000.

Item 6.    Exhibits and Reports on Form 8-K


      (a)         The following exhibits are filed as part of this report:

   Exhibit No.                                Description                                 Method of Filing
   -----------                                -----------                                 ----------------

           3.1      Articles of Incorporation (incorporated by reference to                       *
                    Exhibit 3(A) to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1990)

           3.2      Bylaws (incorporated by reference to Exhibit 3.1 to the                       *
                    Company's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1998)

           4.1      Amended and Restated Rights Agreement, dated as of January 31,                *
                    1997, by and between the Company and Norwest Bank Minnesota,
                    National Association, as Rights Agent, which includes as
                    Exhibit A thereto, the form of Rights Certificate
                    (incorporated by reference to Exhibit 4.1 to the Company's
                    Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Securities and Exchange Commission (the "Commission")
                    on February 7, 1997).

           4.2      Indenture, relating to up to $150,000,000 of debt securities                  *
                    (incorporated by reference to Exhibit 4.1 to the Company's
                    Registration Statement on Form S-3 (33-32279) filed with the
                    Commission on November 24, 1989).

           4.3      Amended and Restated Credit Agreement, dated as of July 8,                    *
                    1997, among the Company, Bank of America National Trust and
                    Savings Association, as agent, and the other financial
                    institutions party thereto related to a $150,000,000
                    committed line of credit (incorporated by reference to
                    Exhibit 4.3 to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1997).

          10.1      Deluxe Corporation 2000 Employee Stock Purchase Plan                   Filed herewith

          12.1      Computation of Ratio of Earnings to Fixed Charges                      Filed herewith

          27.1      Financial Data Schedule                                                Filed herewith

      ----------------------
      *Incorporated by reference

      (b) The Company filed a Current Report on Form 8-K on January 15, 1999 (as amended by a Form 8-K/A-1, filed March 5, 1999, the "Form 8-K") pursuant to Item 2 of such Form as a result of the Company's sale of the outstanding capital stock of PaperDirect, Inc. and all of the assets and liabilities of the Social Expressions division of Current, Inc. The Form 8-K included pro forma consolidated income statements for the Company and its subsidiaries for the year ended December 31, 1997 and the nine months ended September 30, 1998 and a pro forma condensed consolidated balance sheet for the Company and its subsidiaries as of September 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DELUXE CORPORATION


    (Registrant)


    Date   May 14, 1999                       /s/ J.A. Blanchard III
                                              ----------------------------------
                                              J.A. Blanchard III, President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

    Date   May 14, 1999                       /s/ Thomas W. VanHimbergen
                                              ----------------------------------
                                              Thomas W. VanHimbergen
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                INDEX TO EXHIBITS


   Exhibit No.                                     Description                                     Page Number
   -----------                                     -----------                                     -----------

        10.1        Deluxe Corporation 2000 Employee Stock Purchase Plan

        12.1        Computation of Ratio of Earnings to Fixed Charges

        27.1        Financial Data Schedule