Form 10-Q
period 1999-06-30
DELUXE CORP
filed 1999-08-16
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ending       June 30, 1999
                            ----------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number:              1-7945
                        ---------------------------------


                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                      41-0216800
------------------------------------        ------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3680 Victoria St., N. St. Paul, Minnesota                 55126-2966
-----------------------------------------   ------------------------------------
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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 6, 1999 was 75,817,472.

ITEM I. FINANCIAL STATEMENTS

                          PART I. FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                     June 30, 1999    December 31,
                                                                                      (Unaudited)         1998
                                                                                     -------------    ------------
CURRENT ASSETS
      Cash and cash equivalents                                                      $     87,355     $    268,934
      Marketable securities                                                                41,217           41,133
      Trade accounts receivable                                                           127,567          145,079
      Inventories:
            Raw material                                                                    1,895            2,619
            Semi-finished goods                                                             6,208            7,401
            Finished goods                                                                  1,144            1,981
      Supplies                                                                             16,284           17,400
      Deferred advertising                                                                  9,138            7,939
      Deferred income taxes                                                                64,032           63,785
      Prepaid expenses and other current assets                                            34,512           62,961
                                                                                     ------------     ------------
            Total current assets                                                          389,352          619,232
                                                                                     ------------     ------------
LONG-TERM INVESTMENTS                                                                      43,491           45,208
PROPERTY, PLANT, AND EQUIPMENT
      Land and land improvements                                                           46,809           46,826
      Buildings and building improvements                                                 210,323          209,416
      Machinery and equipment                                                             521,535          512,683
                                                                                     ------------     ------------
            Total                                                                         778,667          768,925
      Less accumulated depreciation                                                       437,617          424,365
                                                                                     ------------     ------------
            Property, plant, and equipment - net                                          341,050          344,560
INTANGIBLES
      Cost in excess of net assets acquired - net                                          81,317           42,836
      Internal use software - net                                                         134,228          118,417
      Other intangible assets - net                                                        27,244           32,781
                                                                                     ------------     ------------
            Total intangibles                                                             242,789          194,034
                                                                                     ------------     ------------
                 TOTAL ASSETS                                                        $  1,016,682     $  1,203,034
                                                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                               $     49,818     $     53,555
      Accrued liabilities:
            Wages, including vacation pay                                                  51,314           60,540
            Employee profit sharing and pension                                            18,617           41,762
            Accrued income taxes                                                           68,605           33,087
            Accrued rebates                                                                27,359           34,712
            Accrued contract/relationship losses                                           28,533           35,356
            Other                                                                         140,597          185,022
      Short-term debt                                                                      26,448
      Long-term debt due within one year                                                    2,276            7,332
                                                                                     ------------     ------------
            Total current liabilities                                                     413,567          451,366
                                                                                     ------------     ------------
LONG-TERM DEBT                                                                            105,163          106,321
DEFERRED INCOME TAXES                                                                      33,322           36,018
OTHER LONG-TERM LIABILITIES                                                                   449              419
SHAREHOLDERS' EQUITY
      Common shares - $1 par value (authorized 500,000,000 shares; issued: 1999 -          75,532           80,481
                                    75,531,502 shares; 1998 - 80,480,526 shares)
      Additional paid-in capital                                                                             6,822
      Retained earnings                                                                   390,341          522,087
      Unearned compensation                                                                  (129)            (238)
      Accumulated other comprehensive income                                               (1,563)            (242)
                                                                                     ------------     ------------
            Shareholders' equity                                                          464,181          608,910
                                                                                     ------------     ------------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  1,016,682     $  1,203,034
                                                                                     ============     ============


See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except per Share Amounts)
                                   (Unaudited)

                                              QUARTERS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                             -------------------------     -------------------------

                                                1999           1998           1999           1998
                                                ----           ----           ----           ----

NET SALES                                    $  407,841     $  474,791     $  821,918     $  963,761

OPERATING EXPENSES
      Cost of sales                             180,035        219,571        360,520        443,183
      Selling, general and administrative       151,630        187,194        307,575        381,035
                                             ----------     ----------     ----------     ----------
           Total                                331,665        406,765        668,095        824,218
                                             ----------     ----------     ----------     ----------
INCOME FROM OPERATIONS                           76,176         68,026        153,823        139,543

OTHER INCOME (EXPENSE)
      Other income                                2,518          4,880          4,121          8,192
      Interest expense                           (1,677)        (1,935)        (3,458)        (4,158)
                                             ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                       77,017         70,971        154,486        143,577

PROVISION FOR INCOME TAXES                       29,631         28,716         59,487         57,751
                                             ----------     ----------     ----------     ----------

NET INCOME                                   $   47,386     $   42,255     $   94,999     $   85,826
                                             ==========     ==========     ==========     ==========

NET INCOME PER COMMON SHARE - Basic          $     0.61     $     0.52     $     1.21     $     1.06
NET INCOME PER COMMON SHARE - Diluted        $     0.61     $     0.52     $     1.20     $     1.06

CASH DIVIDENDS PER COMMON SHARE              $     0.37     $     0.37     $     0.74     $     0.74


See Notes to Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                            -------------------------
                                                                                               1999           1998
                                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                        $   94,999     $   85,826
      Net income
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                              28,154         28,860
      Amortization of intangibles                                                               13,325         10,780
      Stock purchase discount                                                                    2,481          3,074
      Net loss on sales of businesses                                                                           1,964
      Changes in assets and liabilities, net of effects from
       acquisitions and sales of businesses:
             Trade accounts receivable                                                          21,127         (4,285)
             Inventories                                                                         2,754         (1,261)
             Accounts payable                                                                   (4,850)        (3,263)
             Other assets and liabilities                                                      (49,413)       (21,620)
                                                                                            ----------     ----------
                  Net cash provided by operating activities                                    108,577        100,075

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales of marketable securities with maturities of more than 3 months        17,438          8,000
      Purchases of marketable securities with maturities of more than 3 months                 (17,915)       (18,374)
      Purchases of capital assets                                                              (51,592)       (60,117)
      Payments for acquisitions, net of cash acquired                                          (35,666)
      Net proceeds from sales of businesses, net of cash sold                                   23,809          1,784
      Proceeds from sales of capital assets                                                         52         11,570
      Other                                                                                       (104)        (1,404)
                                                                                            ----------     ----------
                     Net cash used in investing activities                                     (63,978)       (58,541)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from short-term debt                                                         25,065
      Payments on long-term debt                                                                (8,038)        (3,190)
      Payments to retire common stock                                                         (199,853)       (36,743)
      Proceeds from issuing stock under employee plans                                          16,020         13,619
      Cash dividends paid to shareholders                                                      (59,372)       (60,051)
                                                                                            ----------     ----------
                     Net cash used in financing activities                                    (226,178)       (86,365)
                                                                                            ----------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (181,579)       (44,831)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               268,934        171,438
                                                                                            ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $   87,355     $  126,607
                                                                                            ==========     ==========


See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1. The consolidated balance sheet as of June 30, 1999, the consolidated statements of income for the quarters and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the Company's consolidated audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K").

      2. The following is the Company's policy for accounting for long-term service contracts, which are definitive agreements to provide services over a period of time in excess of one year and with respect to which the Company has no contractual right to adjust the prices or terms at or on which its services are supplied during the term of contract. Revenues are recognized for all long-term service contracts when the service is performed. Total revenues for some long-term service contracts may vary based on the demand for services. Expenses are recognized when incurred, with the exception of installation costs. Installation costs are capitalized and recognized ratably over the life of the contract, which approximates the anticipated revenue recognition. Any equipment and software purchased to support a long-term service contract is capitalized and depreciated or amortized over the shorter of the life of the related contract or life of the asset. In determining the profitability of a long-term service contract, only direct and allocable indirect costs associated with the contract are included in the calculation. The appropriateness of allocations of indirect costs depends on the circumstances and involves the judgement of management, but such costs may include the costs of indirect labor, contract supervision, tools and equipment, supplies, quality control and inspection, insurance, repairs and maintenance, depreciation and amortization and, in some circumstances, support costs. The method of allocating any indirect costs included in the analysis is also dependant upon the circumstances and the judgement of management, but the allocation method must be systematic and rational. General and administrative costs and selling costs are not included in the analysis. Provisions for estimated losses on long-term service contracts, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Projected losses are based on management's best estimates of a contract's revenue and costs and actual losses on individual long-term service contracts are compared to the loss projections periodically, with any changes in the estimated total contract loss recognized as they become probable and reasonably estimable.

Certain direct costs associated with the electronic benefits transfer contracts discussed in footnote 11 are common to a number of contracts and are attributed to each contract based on its use of the services associated with these common direct costs. Revenues or case counts are used to attribute these costs to individual contracts.

      3. The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future net cash flows associated with them. Should the sum of the expected future net cash flows be less than the carrying value of the long-lived asset, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset.

The Company evaluates the recoverability of long-lived assets held for disposal by comparing the asset's carrying amount with its fair value less costs to sell. Should the fair value less costs to sell be less than the carrying value of the long-lived asset, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset less costs to sell.

When the Company has recorded an estimated loss under a long-term service contract, the assets relating to that contract are not again analyzed for impairment under this policy.

      4. As of June 30, 1999, the Company had uncommitted bank lines of credit of $155 million available at variable interest rates. The average amount drawn on these lines during the first six months of 1999 was $9.2 million at a weighted average interest rate of 5.01%. As of June 30, 1999, $25 million of the Company's $26.4 million of short-term debt related to these lines of credit and was outstanding at an interest rate of 5.07%. No amounts were drawn on these lines during 1998 and there was no outstanding balance at December 31, 1998. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of June 30, 1999 and December 31, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed line of credit. Additionally, the Company had a shelf registration in place to issue up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of June 30, 1999 and December 31, 1998, no such notes were issued or outstanding.

      5. The Company's total comprehensive income for the quarters ended June 30, 1999 and 1998 was $46.2 million and $42.4 million, respectively. Total comprehensive income for the first six months of 1999 and 1998 was $93.7 million and $86.1 million, respectively. The Company's total comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

      6. The following table reflects the calculation of basic and diluted earnings per share (dollars and shares outstanding in thousands, except per share amounts).

----------------------------------------------------------------------------------------------------------
                                                  Quarters Ended June 30,      Six Months Ended June 30,
                                                     1999          1998           1999            1998
----------------------------------------------------------------------------------------------------------
  Net income per share-basic:
    Net income                                   $   47,386     $   42,255     $   94,999     $   85,826
    Weighted average shares outstanding              77,776         80,668         78,790         80,847
    Net income per share-basic                   $     0.61     $     0.52     $     1.21     $     1.06
==========================================================================================================

  Net income per share-diluted:
    Net income                                   $   47,386     $   42,255     $   94,999     $   85,826
----------------------------------------------------------------------------------------------------------
    Weighted average shares outstanding              77,776         80,668         78,790         80,847
    Dilutive impact of options                          312            184            275            188
    Shares contingently issuable                         19             11             14              7
----------------------------------------------------------------------------------------------------------
    Weighted average shares and potential
    dilutive shares outstanding                      78,107         80,863         79,079         81,042
----------------------------------------------------------------------------------------------------------
    Net income per share-diluted                 $     0.61     $     0.52     $     1.20     $     1.06
==========================================================================================================

      7. During 1997, a judgment was entered against Deluxe Electronic Payment Systems, Inc. (DEPS) in the U.S. District Court for the Western District of Pennsylvania. The case was brought against DEPS by Mellon Bank (Mellon) in connection with a potential bid to provide electronic benefit transfer services for the Southern Alliance of States. In September 1997, the Company recorded a pretax charge of $40 million to reserve for this judgment and other related costs. In the third quarter of 1998, Mellon's motion for prejudgment interest was denied by the District Court and the Company reversed $4.2 million of the $40 million liability. At December 31, 1998, the remaining liability of $34.4 million was classified as other accrued liabilities in the consolidated balance sheet.

In January 1999, the Company's appeal of this judgment was denied by the Third Circuit Court of Appeals and the Company paid $32.2 million to Mellon in February 1999. The portion of the reserve remaining after the payment of this judgement ($2.1 million) was reversed in the first quarter of 1999 and is reflected in other income in the consolidated statement of income for the six months ended June 30, 1999. The Company's petition for a further review of this judgment was denied by the United States Supreme Court in June 1999.

      8. In February 1999, the Company acquired all of the outstanding shares of eFunds Corporation for $13 million. eFunds provides electronic check conversion and electronic funds transfer solutions for financial services companies and retailers. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to its acquisition date. This business is included in the Deluxe Payment Protection Systems segment in footnote 12 below. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The total cost in excess of net assets acquired of $15.7 million is reflected as goodwill and is being amortized over 10 years. The effect of this acquisition was not material to the operations or financial position of the Company.

      9. In April 1999, the Company acquired the remaining 50% ownership interest in HCL-Deluxe, N.V., the joint venture which the Company entered into with HCL Corporation of India in 1996, for $23.4 million. This company provides information technology development and support services and business process outsourcing services to financial services companies and to all the Company's businesses. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to its acquisition date. This business comprises the iDLX Technology Partners segment in footnote 12 below. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The total cost in excess of net assets acquired of $24.9 million is reflected as goodwill and is being amortized over 15 years. The effect of this acquisition was not material to the operations or financial position of the Company.

      10. The Company's consolidated balance sheets reflect restructuring accruals of $30.2 million and $45.7 million as of June 30, 1999 and December 31, 1998, respectively, for employee severance costs, and $5.4 million and $6.8 million as of June 30, 1999 and December 31, 1998, respectively, for estimated losses on asset dispositions.

During the second quarter of 1999, restructuring accruals of $4.2 million were reversed. This amount related to the Company's initiatives to reduce its selling, general and administrative expenses (SG&A) and to discontinue production of direct mail products. The excess accrual amount occurred when the Company determined that it was able to use in its ongoing operations a greater portion of the assets used in the production of direct mail products than originally anticipated, as well as changes in the SG&A reduction plans due to the recently announced plan to reorganize the Company into four operating units. As noted below, this reorganization plan could, however, lead to subsequent restructuring charges in later periods. Additionally, the Company recorded a restructuring accrual of $.8 million for employee severance and $.8 million for estimated losses on asset dispositions related to the planned closing of one collections office and planned employee reductions in another collections office within the Deluxe Payment Protection Systems segment. This accrual reversal and the new restructuring accrual are reflected as cost of sales expense of $.9 million, a reduction of $1.2 million in SG&A, and other income of $2.3 million in the consolidated income statements for the quarter and six months ended June 30, 1999.

The status of the severance portion of the Company's restructuring accruals as of June 30, 1999 is as follows (dollars in millions):

                    ----------------------------------------------------------------------------------------------------
                     Check Printing Plant       SG&A Initiative &          Collection Center
                          Closings            Direct Mail Production       Closing/Reduction               Total
                    ----------------------------------------------------------------------------------------------------
                     No. of                     No. of                     No. of                  No. of
                     employees                  employees                  employees               employees
                     affected     Amount        affected    Amount         affected   Amount       affected    Amount
                    ----------------------------------------------------------------------------------------------------
Original accrual       4,970     $   68.0          860     $   21.2           70     $    0.8        5,900    $   90.0

Severance paid        (3,170)       (53.4)        (220)        (4.0)                                (3,390)      (57.4)

Adjustments to
accrual                                           (160)        (2.4)                                  (160)       (2.4)
                    ----------------------------------------------------------------------------------------------------
Balance,
June 30, 1999          1,800     $   14.6          480     $   14.8           70     $    0.8        2,350    $   30.2
                    ----------------------------------------------------------------------------------------------------

The majority of the remaining severance costs are expected to be paid in 1999 and early 2000 with cash generated from the Company's operations.

The status of the estimated loss on asset dispositions portion of the Company's restructuring accruals as of June 30, 1999 is as follows (dollars in millions):

                          ----------------------------------------------------------------------------------------
                           Check Printing Plant       SG&A Initiative &         Collection Center
                                Closings            Direct Mail Production      Closing/Reductions      Total
                          ----------------------------------------------------------------------------------------
Original accrual                 $15.0                       $5.2                      $0.8             $21.0

Losses realized                  (10.4)                      (3.4)                                      (13.8)

Adjustments to accrual                                       (1.8)                                       (1.8)
                          ----------------------------------------------------------------------------------------
Balance, June 30, 1999           $ 4.6                       $0.0                      $0.8             $ 5.4
                          ----------------------------------------------------------------------------------------

The check printing plant closures are expected to be completed in early 2000. The collection center closing and reductions are expected to be completed in the third quarter of 1999.

      11. During the third quarter of 1998, the Company recorded a charge of $36.4 million to reserve for expected future losses, extending through 2006, on existing long-term contracts and relationships of the Deluxe Government Services segment. In the first quarter of 1999, the Company determined that one relationship included in the 1998 loss accrual should no longer be included because the definitive agreement between the Company and the prime contractor remains subject to negotiation. By not considering this relationship in the charge for expected future losses, $4.3 million of assets dedicated to this relationship were exposed to impairment. In accordance with the Company's policy on impairment of long-lived assets, as outlined in footnote 3 above, an impairment loss of an amount substantially equal to the contract loss originally recorded with respect to this relationship resulted. In the first quarter of 1999, this reclassification between accrued contract/relationship losses and long-lived assets was recorded and $1.9 million of contract losses were applied against the reserve. During the second quarter of 1999, $.6 million of contract losses were applied against this reserve.

The Company has recently been notified that the prime contractor for a number of states and state coalitions for which the Company provides switching services does not intend to renew its switching agreement with the Company. The Company is currently negotiating with the contractor regarding the timing and cost of this transition and the subsequent conversion of the switching services to a third party. The Company will adjust the charge described above when the results of these negotiations are reasonably estimable, but it is likely that the loss of this contract and revenue stream will require the Company to record an additional accrual.

      12. The Company has organized its business units into seven operating segments based on the nature of the products and services offered by each:
Deluxe Paper Payment Systems; Deluxe Payment Protection Systems; Deluxe Electronic Payment Systems; Deluxe Government Services; iDLX Technology Partners; Deluxe Direct Response; and Deluxe Direct. Deluxe Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Deluxe Payment Protection Systems provides payment protection, electronic check conversion, collection and risk management services to financial institutions and retailers. Deluxe Electronic Payment Systems provides electronic funds transfer processing and software services to the financial and retail industries. Deluxe Government Services provides electronic benefits transfer services to state governments and online medical eligibility verification services to the State of New York. iDLX Technology Partners provides information technology development and support services and business process outsourcing services to financial services companies and to all the Company's businesses. Deluxe Direct Response, which was sold in 1998, provided direct marketing, customer database management, and related services to the financial industry and other businesses. Deluxe Direct, which was sold in 1998, primarily sold greeting cards, stationery, and specialty paper products through direct mail. Most segments operate primarily in the United States. Deluxe Electronic Payment Systems and iDLX Technology Partners also have international operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the Company's notes to the consolidated annual financial statements included in the 1998 10-K, as well as the policies presented in footnotes 2 and 3 above. In evaluating segment performance, management focuses on income from operations. This measurement excludes special charges (e.g., certain restructuring charges, asset impairment charges, charges for legal proceedings, etc.), interest expense, investment income, income tax expense and other non-operating items, such as gains or losses from asset disposals. Corporate expenses are allocated to the segments as a fixed percentage of segment revenues. This allocation includes expenses for various support functions such as human resources, information services and finance and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Generally, intersegment sales are based on current market pricing. Segment information for the quarters and six months ended June 30, 1999 and 1998 is as follows (dollars in thousands):

                        Deluxe      Deluxe       Deluxe      Deluxe        iDLX       Deluxe     Deluxe     Total
                        Paper      Payment     Electronic  Government   Technology    Direct     Direct    Segments
QUARTER ENDED          Payment    Protection    Payment     Services     Partners    Response
JUNE 30, 1999          Systems     Systems      Systems
--------------------------------------------------------------------------------------------------------------------
Net sales from         $303,788    $ 58,582    $ 32,283     $ 11,883     $  1,305                          $407,841
 external customers

Intersegment sales                      139         114                       952                             1,205

Operating income         76,399         839       2,556         (608)        (994)                           78,192
 (loss)

Segment assets          378,781     136,207     144,556       38,153       33,544                           731,241

Depreciation and
 amortization
 expense                  9,821       2,290       3,429          376          197                            16,113

Capital purchases        13,032       3,989       4,982            2          353                            22,358
--------------------------------------------------------------------------------------------------------------------

                        Deluxe      Deluxe       Deluxe      Deluxe        iDLX       Deluxe     Deluxe     Total
                        Paper      Payment     Electronic  Government   Technology    Direct     Direct    Segments
QUARTER ENDED          Payment    Protection    Payment     Services     Partners    Response
JUNE 30, 1998          Systems     Systems      Systems
--------------------------------------------------------------------------------------------------------------------

Net sales from         $324,271    $ 52,895    $ 32,805     $ 10,758                 $ 12,725   $ 41,337   $474,791
 external customers

Intersegment sales                      274                                               496                   770

Operating income         81,185       6,634      (1,402)      (1,391)                  (4,768)    (4,065)    76,193
 (loss)

Segment assets          413,209     105,439     131,669       42,939                   46,410    109,960    849,626

Depreciation and
 amortization
 expense                  9,332       2,152       3,265        1,334                      712                16,795

Capital purchases        12,505       4,571       5,393           54                      328        457     23,308
--------------------------------------------------------------------------------------------------------------------

                        Deluxe      Deluxe       Deluxe      Deluxe        iDLX       Deluxe     Deluxe     Total
                        Paper      Payment     Electronic  Government   Technology    Direct     Direct    Segments
SIX MONTHS ENDED       Payment    Protection    Payment     Services     Partners    Response
JUNE 30, 1999          Systems     Systems      Systems
--------------------------------------------------------------------------------------------------------------------
Net sales from         $615,884    $118,917    $ 62,619     $ 23,193     $  1,305                          $821,918
 external customers

Intersegment sales                      283         231                       952                             1,466

Operating income        152,205       8,417       2,884       (1,079)        (994)                          161,433
 (loss)

Segment assets          378,781     136,207     144,556       38,153       33,544                           731,241

Depreciation and
 amortization
 expense                 19,380       5,202       7,025          856          197                            32,660

Capital purchases        24,944       7,409       7,133           22          353                            39,861
--------------------------------------------------------------------------------------------------------------------

                        Deluxe      Deluxe       Deluxe      Deluxe        iDLX       Deluxe     Deluxe     Total
                        Paper      Payment     Electronic  Government   Technology    Direct     Direct    Segments
SIX MONTHS ENDED       Payment    Protection    Payment     Services     Partners    Response
JUNE 30, 1998          Systems     Systems      Systems
--------------------------------------------------------------------------------------------------------------------

Net sales from         $643,056    $106,988    $ 62,762     $ 19,988                 $ 22,886   $108,081   $963,761
 external customers

Intersegment sales        1,996         729         527                                   496                 3,748

Operating income        156,325      15,609      (2,576)      (4,924)                 (12,177)    (4,147)   148,110
 (loss)

Segment assets          413,209     105,439     131,669       42,939                   46,410    109,960    849,626

Depreciation and
 amortization
 expense                 18,166       4,300       6,536        2,601                    2,201                33,804

Capital purchases        22,076       6,706       7,424          249                      690        590     37,735
--------------------------------------------------------------------------------------------------------------------


Segment information reconciles to consolidated amounts as follows (dollars in thousands):

                                                QUARTERS ENDED                 SIX MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
----------------------------------------------------------------------------------------------------
OPERATING INCOME                              1999           1998            1999            1998
----------------------------------------------------------------------------------------------------
Total segment operating income             $   78,192     $   76,193     $  161,433     $  148,110

Elimination of intersegment profits                              (48)                         (125)

Unallocated corporate expenses                 (2,016)        (8,119)        (7,610)        (8,442)
----------------------------------------------------------------------------------------------------
Total consolidated operating income        $   76,176     $   68,026     $  153,823     $  139,543
----------------------------------------------------------------------------------------------------

Unallocated corporate expenses consist of charges for certain corporate liabilities which are not allocated to the segments.

                                                         JUNE 30,
------------------------------------------------------------------------------
TOTAL ASSETS                                      1999              1998
------------------------------------------------------------------------------
Total segment assets                           $  731,241        $  849,626

Unallocated corporate assets                      285,441           272,822
------------------------------------------------------------------------------
Total consolidated assets                      $1,016,682        $1,122,448
------------------------------------------------------------------------------

Unallocated corporate assets consist primarily of cash, investments, and fixed assets and intangibles utilized by the corporate support functions.

                                                    QUARTERS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
-----------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION EXPENSE             1999        1998         1999       1998
-----------------------------------------------------------------------------------------------
Total segment depreciation and amortization     $ 16,113    $ 16,795    $ 32,660    $ 33,804
  expense
Depreciation and amortization of unallocated
  corporate assets                                 4,409       2,302       8,819       5,836
-----------------------------------------------------------------------------------------------

Total consolidated depreciation and
amortization expense                            $ 20,522    $ 19,097    $ 41,479    $ 39,640
-----------------------------------------------------------------------------------------------

                                                    QUARTERS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
-----------------------------------------------------------------------------------------------
CAPITAL PURCHASES                                 1999        1998         1999       1998
-----------------------------------------------------------------------------------------------

Total segment capital purchases                 $ 22,358    $ 23,308    $ 39,861    $ 37,735

Corporate capital purchases                        3,637      12,157      11,731      22,382
-----------------------------------------------------------------------------------------------
Total consolidated capital purchases            $ 25,995    $ 35,465    $ 51,592    $ 60,117
-----------------------------------------------------------------------------------------------

1999 corporate capital purchases consist primarily of a new human resources information system and various other information system enhancements. 1998 corporate capital purchases consist primarily of SAP financial software implementation and various other information system enhancements.

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                                  NET SALES FROM EXTERNAL CUSTOMERS              LONG-LIVED ASSETS
                              QUARTERS ENDED          SIX MONTHS ENDED
                                 JUNE 30,                 JUNE 30,                   JUNE 30,
-----------------------------------------------------------------------------------------------------
                            1999         1998         1999         1998         1999         1998
                            ----         ----         ----         ----         ----         ----
United States            $ 402,597    $ 468,215    $ 811,633    $ 948,372    $ 335,887    $ 401,155

Foreign countries            5,244        6,576       10,285       15,389        5,163        4,364
-----------------------------------------------------------------------------------------------------
Total consolidated       $ 407,841    $ 474,791    $ 821,918    $ 963,761    $ 341,050    $ 405,519
-----------------------------------------------------------------------------------------------------

      13. In April 1999, the Company announced that it will be selling National Revenue Corporation, its collections business which is included in the Deluxe Payment Protection Systems segment. This business contributed net sales of $32.1 million and $30.2 million for the quarters ended June 30, 1999 and 1998, respectively, and net sales of $66.3 million and $60.7 million for the six months ended June 30, 1999 and 1998, respectively. The sale is expected to be completed in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

The Company has organized its business units into seven operating segments based on the nature of the products and services offered by each: Deluxe Paper Payment Systems; Deluxe Payment Protection Systems; Deluxe Electronic Payment Systems; Deluxe Government Services; iDLX Technology Partners; Deluxe Direct Response; and Deluxe Direct. Deluxe Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Deluxe Payment Protection Systems provides payment protection, collection, electronic check conversion and risk management services to financial institutions and retailers. Deluxe Electronic Payment Systems provides electronic funds transfer processing and software services to the financial and retail industries. Deluxe Government Services provides electronic benefits transfer services to state governments and online medical eligibility verification services to the State of New York. iDLX Technology Partners provides information technology development and support services and business process outsourcing services to financial services companies and to all the Company's businesses. Deluxe Direct Response, which was sold in 1998, provided direct marketing, customer database management, and related services to the financial industry and other businesses. Deluxe Direct, which was sold in 1998, primarily sold greeting cards, stationery, and specialty paper products through direct mail. Most segments operate primarily in the United States. Deluxe Electronic Payment Systems and iDLX Technology Partners also have international operations.

Results of Operations - Quarter and Six Months Ended June 30, 1999 Compared to the Quarter and Six Months Ended June 30, 1998

NET SALES - Net sales were $407.8 million for the second quarter of 1999, down 14.1% from the second quarter of 1998 when sales were $474.8 million. Net sales were $821.9 million for the first six months of 1999, down 14.7% from the first six months of 1998 when sales were $963.8 million. These decreases are primarily due to discontinuing production of direct mail products and the sale of the remaining businesses in the Deluxe Direct Response and Deluxe Direct segments in 1998. These segments contributed net sales of $54.1 million and $131.0 million in the second quarter and the first half of 1998, respectively. Deluxe Paper Payment Systems net sales decreased 6.3% to $303.8 million in the second quarter of 1999, as compared to $324.3 million in the second quarter of 1998, and decreased 4.5% to $615.9 million in the first six months of 1999. Sales in this segment were $645.1 million during the comparable six month period in 1998. These decreases were primarily due to lower volume in the financial institution check printing business due to lost customers. The loss of business was due to competitive pricing requirements that fell below the Company's revenue and profitability per unit targets. This volume decrease was partially offset by increased volume for both the direct check printing business and the business forms business. Deluxe Electronic Payment Systems net sales were flat compared to both the second quarter and the first half of 1998 ($32.4 million and $62.9 million for the quarter and six months ended June 30, 1999, respectively, versus $32.8 million and $63.3 million, respectively, for the comparable periods in
1998). Increased volume in processing related revenues was offset by decreased software sales due to customer reluctance to make significant software changes prior to the turn of the century. Net sales for Deluxe Payment Protection Systems increased 10.4% from $53.2 million in the second quarter of 1998 to $58.7 million in the second quarter of 1999 and increased 10.7% to $119.2 million in the first six months of 1999, as compared to $107.7 million for the first six months of 1998. These increases were due to increased volume across all product lines and price increases within the Company's authorization businesses. Net sales for the Deluxe Government Services segment increased 10.5%, or $1.1 million, to $11.9 million in the second quarter of 1999 from $10.8 million during the comparable period in 1998 and increased 16%, or $3.2 million, from $20.0 million for the first six months of 1998 to $23.2 million in the first half of 1999. These increases were due to the roll out of additional states during the latter half of 1998 and the first six months of 1999. iDLX Technology Partners net sales of $2.3 million in the second quarter of 1999 represents an increase over 1998, as this segment was acquired in the second quarter of 1999.

GROSS MARGIN - Gross margin for the Company was 55.9% in the second quarter of 1999 compared to 53.8% in the second quarter of 1998. Gross margin for the Company was 56.1% in the first half of 1999 compared to 54.0% in the first half of 1998. A portion of the increase is due to discontinuing production of direct mail products and the sale of the remaining businesses within the Deluxe Direct Response and Deluxe Direct segments, which contributed gross margins of 21.6% and 51.4%, respectively, in the first six months of 1998. Deluxe Paper Payment Systems gross margin increased to 64.2% in the second quarter of 1999 from 61.4% in the second quarter of 1998, and increased to 63.8% for the first half of

1999 from 61.2% in the first half of 1998. These increases were due to cost reductions realized from plant closings and process improvements within both the financial institution check printing and business forms businesses and the loss of lower margin customers within the financial institution check printing business. Gross margin for Deluxe Government Services increased to 4.7% in the second quarter of 1999 from 2.6% in the second quarter of 1998 and increased to 5.5% in the first half of 1999 from a negative 7.8% in the first half of 1998. These increases are due to the application of loss contract accounting, for which a reserve was recorded in the third quarter of 1998 (see footnote 11 to the Notes to Consolidated Financial Statements), as well as to planned decreases in help desk and other expenses. Gross margin for Deluxe Electronic Payment Systems increased to 30.2% in the second quarter of 1999 from 26.7% in the second quarter of 1998, and increased to 27.7% for the first half of 1999 from 26.5% in the first half of 1998, due to a decrease in the labor resources spent on on-going operations. More of the segment's labor resources are being applied to product development as opposed to on-going operations, as was the case in 1998. Deluxe Payment Protection Systems gross margin decreased to 37.4% in the second quarter of 1999 from 44.6% in the second quarter of 1998, and decreased to 41.4% for the first half of 1999 from 46.9% for the first half of 1998. These decreases were primarily due to the product mix within the collections business. iDLX Technology Partners, which was acquired in the second quarter of 1999, contributed a gross margin of 19.1% in the second quarter.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSE (SG&A) - SG&A decreased $35.6 million, or 19.0%, from the second quarter of 1998 and $73.5 million, or 19.3%, from the first six months of 1998, primarily due to discontinuing production of direct mail products and the sale of the remaining businesses within the Deluxe Direct Response and Deluxe Direct segments in 1998. These businesses had $32.9 million and $78.7 million of SG&A in the second quarter and the first half of 1998, respectively. Deluxe Electronic Payment Systems' SG&A decreased 26.2% from the second quarter of 1998 and 22.6% from the first six months of 1998 due primarily to reductions in Corporate support SG&A expenses, which results in lower expenses allocated to the segments. The benefit from the reduced Corporate SG&A expenses was offset by other expense increases within the other segments. Deluxe Paper Payment Systems SG&A increased .7% from the second quarter of 1998 and 1.1% from the first half of 1998 due primarily to increased marketing expenses, which are reflective of an increased emphasis on new customer acquisition at the direct check printing business. SG&A for Deluxe Payment Protection Systems increased 23.5% from the second quarter of 1998 and 17.1% from the first six months of 1998 due primarily to costs incurred in conjunction with the Company's development of its Debit Bureau(SM) capabilities. SG&A for Deluxe Government Services decreased 30.1% from the second quarter of 1998 and 30.0% from the first half of 1998 due to the fact that Corporate support expenses were not allocated to this segment in 1999.

OTHER INCOME - Other income decreased $2.4 million from the second quarter of 1998 and $4.1 million from the first half of 1998 due primarily to gains on building sales realized in 1998.

INCOME TAX EXPENSE - The Company's effective tax rate decreased to 38.5% for the first six months of 1999 from 40.2% for the comparable period in 1998 due primarily to decreased state tax expense as a result of various tax reduction initiatives undertaken by the Company.

NET INCOME - Net income for the second quarter of 1999 increased 12.1% to $47.4 million, compared to net income of $42.3 million for the second quarter of 1998. Net income for the first half of 1999 increased 10.7% to $95.0 million, compared to net income of $85.8 million for the first half of 1998. The increase is due to the improvement in the Company's operating margin from 14.5% in the first half of 1998 to 18.7% in the first half of 1999. This improvement results from the improvements in ongoing operations that are more specifically discussed above, as well as from the sale of the businesses within the Deluxe Direct Response and Deluxe Direct segments in 1998.

Financial Condition - Liquidity

Cash provided by operations was $108.6 million for the first six months of 1999, compared with $100.1 million for the first six months of 1998. The increase is due to improved earnings and decreased accounts receivable due to decreased sales and an increase in Automated Clearing House (ACH) processing of cash receipts within the Deluxe Paper Payment Systems segment. These increases were partially offset by a payment of $32.2 million in February 1999 for a judgement against one of the Company's subsidiaries (see footnote 7 to Notes to Consolidated Financial Statements). Cash from operations represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends.

The Company's working capital on June 30, 1999 was a negative $24.2 million compared to a positive $167.9 million on December 31, 1998. The Company's current ratio on June 30, 1999 was .9 to 1, compared to 1.4 to 1 on December 31, 1998. The decrease is due primarily to the use of cash and borrowings on the Company's lines of credit during the first half of 1999 to repurchase stock of the Company and to complete two acquisitions (see footnotes 8 and 9 to Consolidated Financial Statements).

Financial Condition - Capital Resources

Purchases of capital assets totaled $51.6 million for the first half of 1999 compared to $60.1 million during the comparable period one year ago. As of June 30, 1999, the Company had uncommitted bank lines of credit of $155 million available at variable interest rates. The average amount drawn on these lines during the first six months of 1999 was $9.2 million at a weighted average interest rate of 5.01%. As of June 30, 1999, $25 million of the Company's $26.4 million of short-term debt related to these lines of credit and was outstanding at an interest rate of 5.07%. No amounts were drawn on these lines during 1998 and there was no outstanding balance at December 31, 1998. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of June 30, 1999 and December 31, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed line of credit. Additionally, the Company had a shelf registration in place to issue up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of June 30, 1999 and December 31, 1998, no such notes were issued or outstanding.

Year 2000 Readiness Disclosure

GENERAL APPROACH AND STATE OF READINESS - In 1996, the Company initiated a program to prepare its computer systems, applications and embedded chip equipment for the year 2000 and to evaluate the readiness of its third-party suppliers and customers for the millennium date change. The year 2000 issue affects the Company and most of the other companies and governmental agencies in the world. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, some programs may recognize a date which uses the two digits "00" as 1900 rather than the year 2000, which among other things may cause them to generate erroneous data, lose data elements and possibly fail.

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

As of June 30, 1999, the overall project was approximately 98% complete and was 100% complete for mission critical areas. All areas regulated by the Federal Financial Institution Examination Council (FFIEC) have been completed. Also during 1999, the project focus shifted toward ongoing post-certification review and contingency plan completion. As of June 30, 1999, contingency planning was approximately 75% complete and was 100% complete for all areas regulated by the FFIEC.

As part of its year 2000 review, the Company also assessed the readiness of the embedded chip equipment in its facilities. This assessment included all plant manufacturing equipment, HVAC systems, building security systems, personal computers and other office equipment such as printers, faxes and copy machines. The most frequent method of achieving compliance in this area is replacing non-compliant systems and equipment. This effort was 100% complete as of June 30, 1999.

Another area of focus for the Company is the year 2000 readiness of its significant suppliers and customers, both from the standpoint of technology and product and service provision. These external organizations were contacted and they have provided responses to year 2000 assessment requests. Site visits were made and action plans were developed as appropriate, based on the importance of the organizations to the Company's ability to provide products and services. This category was completed in March 1999 and will be monitored going forward through the year 2000.

COSTS - The Company expects to incur project expenses of approximately $28.5 million over the life of its year 2000 project, consisting of both internal staff costs and external consulting expenses, with $22.6 million having been incurred through June 30, 1999. Funds for the initiative are provided from a separate budget of $28.5 million for the remediation of all affected systems. The Company's SAP software implementation costs and other capital expenditures associated with replacing or improving affected systems are not included in these cost estimates. The Company has not deferred any material information technology project as a result of this initiative.

RISK AND CONTINGENCY - Because of the nature of the Company's business, the year 2000 issue would, if unaddressed, pose a material business risk for the Company. Business operations may be at risk, as would customer information interfaces and the provision of products and services. The risk is increased by the potential for the Company to fall out of compliance with policies set by the FFIEC, the National Credit Union Agency and other federal and regional regulatory bodies.

The Company believes that with the planned modifications to existing systems and the replacement or retirement of other systems, the year 2000 compliance issue will be resolved in a timely manner and will not pose significant operational problems for the Company. The Company prioritized its renovation efforts to focus first on its mission critical internal systems. The Company completed this component of its remediation efforts as of June 30, 1999. In addition to the planned modifications, replacements and retirements, the Company has developed risk mitigation processes and is creating contingency plans in an effort to limit the inherent risk of the year 2000 issue. Manual fall-back processes and procedures are being identified and put in place, particularly in cases where vendor equipment or services begin to demonstrate the potential to be unavailable. The Company is also preparing plans to deploy internal teams to repair problems as they arise when the next century begins. Ongoing audit reviews are currently in progress and are scheduled to continue into 2000 to ensure that compliance control processes continue to be used. In addition, the Company is enhancing its existing business resumption plans.

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

In April 1999, the Company announced the creation of a new business unit, eFunds. This business unit will be comprised of Deluxe Electronic Payment Systems, Inc., Debit Bureau(SM), Chex Systems, Inc., Deluxe Payment Protection Systems, Inc. and eFunds Corporation, which was acquired in February 1999, under a single management group. The Company believes that combining these businesses into a single integrated unit will provide opportunities for revenue and profit growth in excess of what would have been generated had they continued to operate independently. The Company also announced that it plans to reduce its Corporate support group and will be moving some Corporate resources into the Company's operating units in order to enable them to operate more independently. The implementation of this initiative could lead to a restructuring charge in future periods. The transition to this new business model is expected to be completed by January 1, 2000. In addition, the Company has stated that it will be selling National Revenue Corporation, the Company's collection business, as it does not fit into the Company's new business model.

In April 1999, the Company's Board of Directors authorized the repurchase of up to 10 million shares of the Company's Common Stock. Through June 30, 1999, the Company purchased 4.2 million of the 10 million shares. Market conditions permitting and depending on the amount of cash available to the Company for this purpose and its other investment opportunities, additional share repurchases could occur in the second half of 1999.

The Company's Government Services business has been notified that the prime contractor for a number of states and state coalitions for which the Company's Government Services business provides switching services does not intend to renew its switching agreement with the Company. The Company is currently negotiating with the contractor regarding the timing and cost of this transition and the subsequent conversion of the switching services to a third party. The Company will adjust the $36.4 million charge described in footnote 11 to Notes to Consolidated Financial Statements when the results of these negotiations are reasonably estimable, but it is likely that the loss of this contract and revenue stream will require the Company to record an additional accrual.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As of June 30, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $41.2 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore would not expect to recognize an adverse impact on net income or cash flows in such an event.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 1997, a $30 million judgment was entered against Deluxe Electronic Payment Systems, Inc. (DEPS), in the U.S. District Court for the Western District of Pennsylvania. The case was brought against DEPS by Mellon Bank (Mellon) in connection with a potential bid to provide electronic benefit transfer services for the Southern Alliance of States. In January 1999, the Company's appeal of this judgment was denied by the Third Circuit Court of Appeals and the Company paid $32.2 million to Mellon in February 1999. The Company's petition for a further review of this judgement was denied by the United States Supreme Court in June 1999.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders' meeting on May 4, 1999:

      66,957,083 shares were represented (84.32% of the 79,405,544 shares outstanding and entitled to vote at the meeting). Two items were considered at the meeting and the results of the voting were as follows:


1.    Election of Directors:

The nominees listed in the proxy statement were: John A. Blanchard III, Dr. James J. Renier, Barbara B. Grogan, Stephen P. Nachtsheim, Calvin W. Aurand, Jr., Donald R. Hollis, Robert C. Salipante, Jack Robinson and Hatim A. Tyabji. The results were as follows:

Election of Directors                For                    Withold
---------------------                ---                    -------

John A. Blanchard III            66,314,199                 642,884

Dr. James J. Renier              66,341,614                 615,469

Barbara B. Grogan                66,350,544                 606,539

Stephen P. Nachtsheim            66,353,847                 603,236

Calvin W. Aurand, Jr.            66,341,540                 615,543

Donald R. Hollis                 66,352,098                 604,985

Robert C. Salipante              66,334,262                 622,821

Jack Robinson                    66,347,965                 609,118

Hatim A. Tyabji                  66,342,636                 614,447


2. Ratification of appointment of Deloitte & Touche LLP as Independent auditors:

      For:                       66,543,579
      Against:                      119,019
      Abstain:                      294,485


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

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. This discussion supersedes the discussion in Item 5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Earnings Estimates; Cost Reductions. From time to time, representatives of the Company may make predictions or forecasts regarding the Company's future results, including estimated earnings or earnings from operations. Any forecast, including the Company's current statements that it expects to achieve a minimum of 11 percent annual growth in earnings in 1999 and 2000, report record operating earnings in 1999 and that it has a target of generating cumulative EBITDA (earnings before interest, income taxes, depreciation and amortization) in excess of $2.3 billion over the next five years, regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. In addition, it is not expected that the earnings growth projected for 1999 and 2000 will be representative of results that may be achieved in subsequent years.

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

Recent Strategic Initiatives. The Company has recently announced the creation of eFunds, a new business unit comprised of Deluxe Electronic Payment Systems, Inc., Debit Bureau(SM), Chex Systems, Inc., Deluxe Payment Protection Systems, Inc. and eFunds Corporation. It is hoped that combining these businesses into a single business unit will increase their opportunities for revenue and profit growth. The Company has also announced an intention to transfer certain resources and responsibilities from its corporate group to its operating units in an effort to enable them to more efficiently respond to market opportunities and conditions. In many respects, however, the precise benefits, if any, that may result from these initiatives cannot presently be quantified. Further, accomplishing the goals of the reorganization is dependent upon identifying and developing new products and services, some or all of which may be directed at markets not now served by the Company. The successful execution of this strategy is also dependant upon identifying and retaining personnel and third parties with the expertise needed to develop and implement the Company's strategic initiatives. Portions of the initiative may also involve identifying and reaching agreements with strategic alliance partners and acquisition targets. Unexpected delays are common in endeavors of this type and can arise from a variety of sources, many of which will likely have been unanticipated. The likelihood that the reorganization will achieve its goal of incrementally increasing the revenues and profits of the businesses included in the eFunds business unit must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development and execution of new business initiatives and the competitive, rapidly changing environment in which eFunds will operate. As a result, although the Company has set annual revenue growth targets for its eFunds business unit at 20 percent for the years 2000 and 2001, and hopes to achieve higher levels of growth in subsequent years, there can be no assurance that these targets will in fact be achieved. In addition, the implementation of these initiatives could lead to a restructuring charge in an amount that, although not yet quantified, may be material.

Share Repurchase Program. In April 1999, the Board of Directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock. Through June 30, 1999, the Company has purchased 4.2 million of the shares included in this authorization. The completion of this program is, however, dependant upon market conditions, including the availability of a sufficient number of shares at prices determined by management of the Company to be reasonable, the amount of cash available to the Company for this purpose and the Company's other investment opportunities. Accordingly, if appropriate conditions or circumstances do not prevail during the planned repurchase period, the Company will not purchase the entire allotment of shares authorized by the Board.

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

In addition, the achievement of the targeted level of cost savings is dependent upon the successful execution of a variety of other cost reduction strategies throughout the Company's operations. These additional efforts include the consolidation of the Company's purchasing process and certain administrative and sales support organizations, headcount reductions and other efforts. The optimum means of realizing many of these strategies is being evaluated by the Company in view of the Company's recent efforts to transfer certain resources and responsibilities from its corporate group to its operating units. The goodwill amortization associated with the Company's recent acquisitions of eFunds Corporation and the remaining 50 percent ownership interest in its joint venture with HCL Corporation of India, as well as any future acquisitions, may also act to offset some of the benefits sought to be achieved through this program. Unexpected delays, complicating factors and other hindrances are common in the implementation of these types of endeavors and can arise from a variety of sources, some of which are likely to have been unanticipated. The Company may also incur additional charges against its earnings in connection with future programs. A failure to timely achieve one or more of the Company's primary cost reduction objectives could materially reduce the benefit to the Company of its cost savings programs and strategies or substantially delay the full realization of their expected benefits.

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

Competition. Although the Company believes it is the leading check printer in the United States, it faces considerable competition from other smaller companies in both its traditional sales channel to financial institutions and from direct mail sellers of checks. From time to time, one or more of these competitors reduce the prices of their products in an attempt to gain volume. The corresponding pricing pressure placed on the Company has resulted in reduced profit margins for the Company's check printing business in the past and similar pressures can reasonably be expected in the future. The Company has also experienced some loss of business due to its refusal to meet competitive prices that fell below the Company's revenue and profitability per unit targets. The timing and amount of reduced revenues and profits that may result from these competitive pressures is not ascertainable.

Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income for at least the next several years. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services, are in various stages of maturity or development and additional systems will likely be introduced. The Company believes that there will continue to be a substantial market for checks for the foreseeable future, although a reduction in the volume of checks used by consumers is expected. The rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot, however, be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for the Company's primary products and its account verification and payment protection services. Although the Company believes that its recent acquisition of eFunds Corporation may contribute to the continued viability of the paper check as a payment mechanism by accelerating processing times and reducing processing costs, there can be no assurance that the check conversion technology developed by this new subsidiary and its competitors will achieve widespread acceptance or have a measurable impact on the sales volume of the Company's principal products.

The introduction of the alternative payment methodologies described above has also resulted in an increased interest by third parties in transaction processing, authorization and verification, as well as other methods of effecting electronic payments, as a source of revenue, which has led to increased competition for the Company's transaction processing and authorization businesses. The payment processing industry is characterized by continuously evolving technology and intense competition. Many participants in the industry have substantially greater capital resources and research and development capabilities than the Company. There can be no assurance that the Company's competitors and potential competitors will not succeed in developing and marketing technologies, services or products that are more accepted in the marketplace than those offered or envisioned by the Company. Such a development could result in the loss of significant customers by the Company's eFunds business unit, render the Company's technology and proposed products obsolete or noncompetitive or otherwise materially hinder the achievement of the growth targets established for this business unit. Initiatives that may be undertaken by the Company in connection with Internet commerce-based activities would be particularly susceptible to these types of competitive risks and the rapid development and deployment of Internet technologies, products and services may present unanticipated competitive risks to the Company's current business that may be material and adverse.

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

iDLX Technology Partners. There can be no assurance that the services proposed to be offered by the Company's iDLX Technology Partners (iDLX) business unit will achieve market acceptance in either the United States or India. To date, the operations of iDLX have not been profitable. In addition, the Company has only limited operational experience in India. The successful development of iDLX is subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an extended operating history, reliance on key personnel, a need to attract and retain qualified employees in a highly competitive labor market, a competitive environment characterized by numerous well-established and well-capitalized competitors and the risk that the reputation of the business could be more adversely affected by any customer service issues or problems than would be the case with a more established firm. Further, in developing iDLX, the Company faces additional complexities arising from the maintenance of certain of its functions in India. In addition to the normal complications that arise in connection with the management of remote locations, operations in foreign countries are subject to numerous potential obstacles including, among other things, cultural differences, political unrest, export controls, governmental interference or regulation (both domestic and foreign), currency fluctuations, personnel issues and varying competitive conditions. There can be no assurance that one or more of these factors, or additional causes or influences, many of which are likely to have been unanticipated and beyond the ability of the Company to control, will not operate to inhibit the success of iDLX. As a result, there can be no assurance that this business unit will achieve its announced 1999 revenue target of $25 million or that this unit will ever generate significant revenues or profits or provide an adequate return on the Company's investment.

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

Debit Bureau(SM). The Company has announced its intention to offer decision support tools and information to retailers and financial institutions that offer or accept direct debit-based products, such as checking accounts, ATM cards, debit cards and Internet payments. To date, this effort has primarily been directed towards the creation of the supporting data warehouse and research regarding the utility and value of the data available to the Company for use in this area. There can be no assurance that the Company's Debit Bureau(SM) initiative will result in the introduction of a significant number of new products or services or that any new products or services introduced by the Company will generate revenues in material amounts. In any event, the continued development of Debit Bureau(SM) is expected to require a significant level of investment by the Company.

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

Year 2000 Readiness Disclosure. In 1996, the Company initiated a company-wide program to prepare its computer systems, applications and embedded chip equipment for the year 2000 and to evaluate the readiness of its third-party suppliers/customers for the millennium date change. Although the Company presently believes that with the planned modifications to existing systems and the replacement or retirement of other systems, the year 2000 compliance issue will be resolved in a timely manner and will not pose significant operational problems for the Company, there can be no absolute assurances in this regard. The Company's business operations, as well as its ability to provide products and services to its customers without undue delay or interruption, could be at risk in the event unanticipated year 2000 issues arise. In addition, there can be no absolute assurances that unanticipated expenses related to the Company's ongoing year 2000 compliance efforts will not be incurred. The Company has communicated with its key suppliers and customers to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or in a manner that is compatible with the Company's systems. A failure by such a company to convert their systems in a timely manner or a conversion that renders such systems incompatible with those of the Company could have a material adverse effect on the Company and there can be no assurance that any contingency plans developed by the Company will adequately mitigate the effects of any third party noncompliance. In addition, it is unrealistic to assume that the Company could remain unaffected if the year 2000 issue results in a widespread economic downturn. Also, it is possible that the Company's insurance carriers could assert that its existing liability insurance programs do not cover liabilities arising out of any operational problems associated with the advent of the year 2000.

Item 6. Exhibits and Reports on Form 8-K


        (a)     The following exhibits are filed as part of this report:


     Exhibit No.                  Description                   Method of Filing
     -----------                  -----------                   ----------------

         3.1      Articles of Incorporation (incorporated by           *
                  reference to Exhibit 3(A) to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1990)

         3.2      Bylaws                                          Filed herewith

         4.1      Amended and Restated Rights Agreement, dated as      *
                  of January 31, 1997, by and between the Company and Norwest Bank Minnesota, National
                  Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights
                  Certificate (incorporated by reference to
                  Exhibit 4.1 to the Company's Amendment No. 1 on
                  Form 8-A/A-1 (File No. 001-07945) filed with the Securities and Exchange Commission (the
                  "Commission") on February 7, 1997).

         4.2      Indenture, relating to up to $150,000,000 of         *
                  debt securities (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-3 (33-32279) filed with the Commission on November 24, 1989).

         4.3      Amended and Restated Credit Agreement, dated as      *
                  of July 8, 1997, among the Company, Bank of
                  America National Trust and Savings Association, as agent, and the other financial institutions party thereto related to a $150,000,000 committed line of credit (incorporated by reference to Exhibit 4.3 to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1997).

         12.2     Computation of Ratio of Earnings to Fixed       Filed herewith
                  Charges

         27.2     Financial Data Schedule                         Filed herewith


         ----------------------
         *Incorporated by reference

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DELUXE CORPORATION
                                              (Registrant)


Date  August 16, 1999                      /s/ J. A. Blanchard III
                                           -------------------------------------
                                           J.A. Blanchard III, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)


Date  August 16, 1999                      /s/ Thomas W. VanHimbergen
                                           -------------------------------------
                                           Thomas W. VanHimbergen
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.                       Description                        Page Number
-----------                       -----------                        -----------

   3.2         Bylaws

  12.2         Computation of Ratio of Earnings to Fixed Charges

  27.2         Financial Data Schedule