Form 10-Q/A
period 1998-09-30
DELUXE CORP
filed 1999-10-07
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                               Amendment No. 1 to

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ending             September 30, 1998
                            ---------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ___________________

Commission file number:            1-7945
                        --------------------------


                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MINNESOTA                              41-021-6800
---------------------------------------    -------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

3680 Victoria St. N., St. Paul, Minnesota              55126-2966
---------------------------------------    -------------------------------------
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

SIGNIFICANT FINANCIAL AND ACCOUNTING DEVELOPMENTS

On December 31, 1998, the registrant received a number of questions and comments from the Securities and Exchange Commission's Division of Corporate Finance (the "Division") with respect to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. From January through September of 1999, representatives of the registrant and the Division engaged in an extensive dialog concerning the comments raised by the Division. The principal focus of these discussions related to the $36.4 million accrual recorded by the registrant in the third quarter of 1998 to reserve for expected future losses on the existing long-term contracts and relationships of its Deluxe Government Services segment.

In the first quarter of 1999, the registrant determined that one relationship included in the 1998 loss accrual should no longer be included because the definitive agreement between the registrant and the prime contractor remains subject to negotiation. By not considering this relationship in the charge for expected future losses, $4.3 million of assets dedicated to this relationship were exposed to impairment. The resulting reclassification between accrued contract/relationship losses and the write-off of the long-lived assets dedicated to this relationship was recorded in the first quarter of 1999.

As a result of extended discussions with the Division, the registrant concluded its method of calculating a contract's costs should exclude the depreciation and amortization associated with any assets related to that contract which are determined to be impaired pursuant to the registrant's policy on impairment of long-lived assets. The principal impact of this revised methodology is to record an asset impairment charge of $26.3 million at September 30, 1998. In calculating the impairment charge, the Company determined that the assets utilized by this business have no fair market value. Thus, the long-lived assets of this business were reduced to a carrying value of $0. In addition, the Company revised the amount of the reserve recorded for expected future losses on long-term service contracts and relationships and reversed $21.7 million of the original loss reserve at September 30, 1998. In effect, this revised approach results in the immediate recognition by the registrant of the impairment of the assets employed on its loss contracts, as opposed to depreciating those assets over time and including the amount of such depreciation in the estimated amount of the future losses from these long-term service contracts.

As a collorary to the revised methodology, however, the assets associated with the profitable long-term service contracts of the registrant's Deluxe Government Services segment must also be written-off. Originally, these assets were not encompassed within the loss contract accrual because the related contracts were profitable. Incorporating the assets employed on the profitable contracts into the impairment analysis increases the impaired asset write-down by an additional $4.6 million as of September 30, 1998 and increases the amount of the registrant's third quarter charge by an equivalent amount. This additional write-down reduced the Company's after-tax reported earnings by $2.9 million, or $.04 per share, for the quarter and nine months ended September 30, 1998. The restatement also resulted in a decrease in total assets of $26.3 million and a decrease in total liabilities of $23.3 million as of September 30, 1998. Net property, plant and equipment decreased from $400.7 million to $395.7 million. Net intangible assets decreased from $198.7 million to $177.4. Other accrued liabilities decreased from $197.6 million to $175.9 million. The effects of the revised methodology are presented in the restated financial statements included in this Amendment No. 1 of Form 10-Q for the quarter ended September 30, 1998. See Notes to the Consolidated Financial Statements.

The registrant has recently been notified that the prime contractor for a number of states and state coalitions for which the registrant's Deluxe Government Services business provides switching services does not intend to renew its switching agreement with the registrant. The registrant's Deluxe Government Services business is currently negotiating with the contractor regarding the timing and cost of this transition and the subsequent conversion of the switching services to a third party. The registrant will adjust the charge described above when the results of these negotiations are reasonably estimable. It is possible that the loss of this contract and revenue stream will require the registrant to record an additional accrual.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the registrant has amended and restated in its entirety each item of its Quarterly Report on Form 10-Q which has been affected by the financial statement restatement. In order to preserve the nature and character of the disclosures set forth in such items as of the original filing date of such Report, this Form 10-Q/A does not otherwise modify the disclosures in that report which were not affected by the restatement.

ITEM 1. FINANCIAL STATEMENTS

                          PART I. FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                         ***CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          September 30, 1998
                                                                              (Unaudited)             December 31,
                                                                       (As restated, See Note 2)          1997
                                                                       -------------------------          ----
CURRENT ASSETS
      Cash and cash equivalents                                               $   150,218             $   171,438
      Marketable securities                                                        17,451                   8,021
      Trade accounts receivable                                                   157,931                 151,201
      Inventories:
           Raw material                                                            19,851                  22,950
           Semi-finished goods                                                      8,538                   9,132
           Finished goods                                                          22,052                  23,768
      Supplies                                                                      9,007                  11,146
      Deferred advertising                                                         17,105                  15,763
      Deferred income taxes                                                        50,206                  50,345
      Prepaid expenses and other current assets                                    46,573                  48,849
                                                                              -----------             -----------
           Total current assets                                                   498,932                 512,613
                                                                              -----------             -----------
LONG-TERM INVESTMENTS                                                              46,225                  52,910
PROPERTY, PLANT, AND EQUIPMENT
      Land                                                                         37,166                  38,832
      Buildings and improvements                                                  268,047                 288,270
      Machinery and equipment                                                     554,705                 562,637
      Construction in progress                                                      5,753                     346
                                                                              -----------             -----------
           Total                                                                  865,671                 890,085
      Less accumulated depreciation                                               469,985                 475,077
                                                                              -----------             -----------
           Property, plant and equipment - net                                    395,686                 415,008
INTANGIBLES
      Cost in excess of net assets acquired - net                                  52,323                  54,435
      Internal use software - net                                                 109,848                  74,584
      Other intangible assets - net                                                15,278                  38,814
                                                                              -----------             -----------
           Total intangibles                                                      177,449                 167,833
                                                                              -----------             -----------
                 TOTAL ASSETS                                                 $ 1,118,292             $ 1,148,364
                                                                              ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                        $    70,291             $    73,516
      Accrued liabilities:
           Wages, including vacation pay                                           71,512                  62,513
           Employee profit sharing and pension                                     24,089                  40,517
           Accrued income taxes                                                    12,682                  31,960
           Accrued rebates                                                         35,631                  36,708
           Other                                                                  175,934                 129,263
      Long term debt due within one year                                            5,027                   7,078
                                                                              -----------             -----------
           Total current liabilities                                              395,166                 381,555
                                                                              -----------             -----------
LONG-TERM DEBT                                                                    109,774                 109,986
DEFERRED INCOME TAXES                                                               6,009                   6,040
OTHER LONG-TERM LIABILITIES                                                        35,176                  40,535
SHAREHOLDERS' EQUITY
      Common shares - $1 par value (authorized 500,000,000 shares;
      issued: 1998 - 80,263,821 shares; 1997 - 81,325,925 shares)                  80,264                  81,326
      Additional paid-in capital                                                                            4,758
      Retained earnings                                                           492,133                 525,302
      Unearned compensation                                                          (290)                   (649)
      Net unrealized gain - marketable securities                                     253
      Cumulative translation adjustment                                              (193)                   (489)
                                                                              -----------             -----------
           Total shareholders' equity                                             572,167                 610,248
                                                                              -----------             -----------
                  TOTAL LIABILITIES AND SHARHOLDERS' EQUITY                   $ 1,118,292             $ 1,148,364
                                                                              ===========             ===========

See Notes to Unaudited Consolidated Financial Statements***

                       DELUXE CORPORATION AND SUBSIDIARIES
                   ***CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)

                                                      QUARTERS ENDED SEPT.  30,         NINE MONTHS ENDED SEPT. 30,
                                                  --------------------------------   ---------------------------------
                                                        1998                                1998
                                                        ----                                ----
                                                  (As restated, See                  (As restated, See
                                                       Note 2)             1997            Note 2)             1997
                                                       -------             ----            -------             ----
NET SALES                                            $   469,770       $   466,908       $ 1,433,531       $ 1,420,762

OPERATING EXPENSES
            Cost of sales                                259,188           222,516           697,762           664,565
            Selling, general and administrative          210,898           219,338           596,542           602,933
            Goodwill impairment charge                                      82,893                              82,893
                                                     -----------       -----------       -----------       -----------
                 Total                                   470,086           524,747         1,294,304         1,350,391
                                                     -----------       -----------       -----------       -----------
INCOME (LOSS) FROM OPERATIONS                               (316)          (57,839)          139,227            70,371

OTHER INCOME (EXPENSE)
            Other income (expense)                         5,433           (44,399)           13,626           (35,294)
            Interest expense                              (2,135)           (2,152)           (6,293)           (7,023)
                                                     -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE INCOME
   TAXES                                                   2,982          (104,390)          146,560            28,054

PROVISION (BENEFIT) FOR INCOME
   TAXES                                                   3,097           (36,875)           60,849            16,687
                                                     -----------       -----------       -----------       -----------
NET INCOME (LOSS)                                    $      (115)      $   (67,515)      $    85,711       $    11,367
                                                     ===========       ===========       ===========       ===========
NET INCOME (LOSS) PER COMMON
   SHARE
  - Basic and Diluted                                $      0.00       $     (0.82)      $      1.06       $      0.14

CASH DIVIDENDS PER COMMON
   SHARE                                             $      0.37       $      0.37       $      1.11       $      1.11

See Notes to Unaudited Consolidated Financial Statements***

                       DELUXE CORPORATION AND SUBSIDIARIES
                    ***CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED SEPT.  30,
                                                                                      -------------------------------
                                                                                            1998
                                                                                      (As restated, See
                                                                                           Note 2)            1997
                                                                                           -------            ----
CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income                                                                  $    85,711       $    11,367
            Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                                     43,263            41,769
            Asset impairment charge                                                          26,252            99,019
            Amortization of intangibles                                                      18,385            20,010
            Stock purchase discount                                                           4,514             5,049
            Net gain on sales of businesses                                                  (3,383)             (535)
            Changes in assets and liabilities, net of effects from
                  discontinued operations and sales of businesses:
                        Trade accounts receivable                                            (9,958)          (11,907)
                        Inventories                                                             240            (1,363)
                        Accounts payable                                                     (2,901)            6,298
                        Other assets and liabilities                                         15,936            28,694
                                                                                        -----------       -----------
            Net cash provided by continuing operations                                      178,059           198,401
            Net cash used by discontinued operations                                                             (174)
                                                                                        -----------       -----------
                        Net cash provided by operating activities                           178,059           198,227

CASH FLOWS FROM INVESTING ACTIVITIES
            Proceeds from sales of marketable securities with maturities of more
              than 3 months                                                                  15,890
            Purchases of marketable securities with maturities of more than 3
              months                                                                        (25,066)           (8,000)
            Net change in marketable securities with maturities of three months or
              less                                                                                             (3,500)
            Purchases of capital assets                                                     (88,496)          (68,578)
            Acquisitions, net of cash acquired                                                                (10,600)
            Net proceeds from sales of businesses and discontinued operations                12,319             2,198
            Other                                                                            20,849             6,157
                                                                                        -----------       -----------
                  Net cash used in investing activities                                     (64,504)          (82,323)

CASH FLOWS FROM FINANCING ACTIVITIES
            Net payments on short-term debt                                                                   (16,783)
            Proceeds from long-term debt                                                        292
            Payments on long-term debt                                                       (5,502)           (5,380)
            Payments to retire common stock                                                 (60,260)          (53,589)
            Proceeds from issuing stock under employee plans                                 20,634            17,757
            Cash dividends paid to shareholders                                             (89,939)          (91,253)
                                                                                        -----------       -----------
                        Net cash used in financing activities                              (134,775)         (149,248)
                                                                                        -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (21,220)          (33,344)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            171,438           142,571
                                                                                        -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   150,218       $   109,227
                                                                                        ===========       ===========

See Notes to Unaudited Consolidated Financial Statements***

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

***2. Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, the management of the Company and the Securities and Exchange Commission ("SEC") had discussions regarding the Company's accounting for expected future losses on long-term service contracts and relationships of the Deluxe Government Services segment. As a result of these discussions, which concluded in September 1999, the Company has revised the amount of the reserve recorded for expected future losses on these contracts and relationships. Additionally, the Company has recorded an asset impairment charge relating to the long-lived assets of this segment.

   The Company concluded that any contract loss accrual should be excluded from the undiscounted cash flow analysis used in determining whether or not there is an impairment of long-lived assets. In the situation where an impairment is recorded, the original estimation of contract costs used in the calculation of a contract loss accrual would then require an adjustment to exclude the depreciation and amortization associated with the impaired assets.

    Application of the revised methodology modified the calculations related to the Deluxe Government Services segment. Such revisions for the quarter and nine months ended September 30, 1998 consisted of asset impairment charges of $26.3 million on long-lived assets offset by a reduction of $21.7 million in accrued contract/relationship losses, for a net charge to cost of sales of $4.6 million and a reduction in net income of $2.9 million, net of a tax benefit of $1.7 million. As a result of these adjustments, basic and diluted net income per share for the quarter and nine months ended September 30, 1998 decreased to $.00 per share from $.04 per share and to $1.06 per share from $1.10 per share, respectively. The accompanying consolidated financial statements for the quarter and nine months ended September 30, 1998 have been restated to give effect to these revised calculations.***

***3. The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. Should the sum of the expected future net cash flows be less than the carrying value of the long-lived asset, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. In evaluating whether there is any impairment of long-lived assets associated with long-term service contracts, the amount of any contract loss accrual is excluded from the undiscounted future cash flows associated with the long-lived assets when determining whether those assets are impaired.

The Company evaluates the recoverability of long-lived assets held for disposal by comparing the asset's carrying amount with its fair value less costs to sell. Should the fair value less costs to sell be less than the carrying value of the long-lived asset, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset less costs to sell.***

***4. On occasion, the Company enters into long-term service contracts, which are definitive agreements to provide services over a period of time in excess of one year and with respect to which the Company has no contractual right to adjust the prices or terms at or on which its services are supplied during the term of the contract. Revenues are recognized for all long-term service contracts when the service is performed. Total revenues for some long-term service contracts may vary based on the demand for services. Expenses are recognized when incurred, with the exception of installation costs. Any installation costs are capitalized and recognized ratably over the life of the contract, which approximates the anticipated revenue recognition. Any equipment and software purchased to support a long-term service contract is capitalized and depreciated or amortized over the life of the related contract or the life of the asset, whichever is shorter.

In determining the profitability of a long-term service contract, only direct and allocable indirect costs associated with the contract are included in the calculation. The appropriateness of allocations of indirect costs depends on the circumstances and involves the judgement of management, but such costs may include the costs of indirect labor, contract supervision, tools and equipment, supplies, quality control and inspection, insurance, repairs and maintenance, depreciation and amortization and, in some circumstances, support costs. The method of allocating any indirect costs included in the analysis is also dependent upon the circumstances and the judgement of management, but the allocation method must be systematic and rational. General and administrative costs and selling costs are not included in the analysis. Provisions for estimated losses on long-term service contracts, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Projected losses are based on management's best estimates of a contract's revenue and costs. Actual losses on individual long-term service contracts are compared to the loss projections periodically, with any changes in the estimated total contract loss recognized as they become probable and reasonably estimable.

Certain direct costs associated with the electronic benefits transfer contracts discussed in Note 13 are common to a number of contracts and are attributed to each contract based on its use of the services associated with these common direct costs. Revenues or case counts are used to attribute these costs to individual contracts.

In the event an asset impairment loss is recognized on long-lived assets used to support a long-term service contract, the original estimation of the contract's costs is revised to exclude the depreciation and amortization associated with the impaired assets.***

5. As of September 30, 1998, the Company had uncommitted bank lines of credit of $170 million available at variable interest rates. As of that date, there were no amounts drawn on those lines. The Company also had a $150 million committed line of credit available for borrowing and as support for commercial paper. As of September 30, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed line of credit. Additionally, the Company had a shelf registration in place for the issuance of up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of September 30, 1998, no such notes were issued or outstanding.

6. The following table reflects the calculation of basic and diluted earnings per share (unaudited dollars and shares outstanding in thousands, except per share amounts).

***                                        Quarter  Ended Sept. 30,       Nine Months Ended Sept. 30,
                                           -------------------------      ---------------------------
                                              1998           1997            1998           1997
                                           ---------       ---------       ---------      ---------
Net income (loss) per share-basic:
Net income (loss)                          $    (115)      $ (67,515)      $  85,711      $  11,367
Weighted average shares outstanding           80,498          81,901          80,721         82,031
Net income (loss) per share-basic          $     .00       $    (.82)      $    1.06      $     .14
                                           =========       =========       =========      =========

Net income (loss) per share-diluted:
Net income (loss)                          $    (115)      $ (67,515)      $  85,711      $  11,367
Weighted average shares outstanding           80,498          81,901          80,721         82,031
 Dilutive impact of options                                                      176            116
 Shares contingently issuable                                                     10             13
                                           ---------       ---------       ---------      ---------
Weighted average shares and potential
    dilutive shares outstanding               80,498          81,901          80,907         82,160
                                           ---------       ---------       ---------      ---------
Net income (loss) per share-diluted        $     .00       $    (.82)      $    1.06      $     .14
                                           =========       =========       =========      =========
***

***7. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in the Company's financial statements. The Company's total comprehensive income for the quarter and nine months ended September 30, 1998 was $.1 million and $86.2 million, respectively. The Company had a comprehensive loss of $67.9 million for the quarter ended September 30, 1997, and had comprehensive income of $10.7 million for the nine months ended September 30, 1997. The Company's comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.***

8. During 1998, the Company will adopt Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pensions and other postretirement benefit plans. The Company does not anticipate that the effect of this pronouncement will have a material impact on reported operating results.

9. During the third quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of financial and descriptive information about the reportable operating segments of the Company. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company has organized its business units into six reportable operating segments based on the nature of the products and services offered by each: Paper Payment Systems; Payment Protection Systems; Electronic Payment Systems; Direct Response; Government Services; and Deluxe Direct. Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Payment Protection Systems provides payment protection, collection and risk management services to financial institutions and retailers. Electronic Payment Systems provides electronic funds transfer and other software services to the financial and retail industries. The remaining businesses within Direct Response, which are currently held for sale, provide direct marketing, customer database management and related services to the financial industry and other businesses. Government Services provides electronic benefits transfer services to state governments. Deluxe Direct, which is currently held for sale, primarily sells greeting cards, stationery and specialty paper products through direct mail. All segments, with the exception of the Electronic Payment Systems segment, operate primarily in the United States. The Electronic Payment Systems segment operates both domestically and internationally. No single customer of the Company accounted for more than 10% of net sales in 1998 or 1997.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the Company's notes to its consolidated annual financial statements. In evaluating segment performance, management focuses on income from operations. This measurement excludes special charges (e.g., restructuring charges, asset impairment charges, charges to legal reserves, etc.), interest expense, investment income, income tax expense and other non-operating items, such as gains or losses from asset disposals. Corporate expenses are allocated to the segments as a fixed percentage of segment revenues. This allocation includes expenses for various support functions such as human resources, information services and finance. The corresponding corporate asset balances are not allocated to the segments. Most intersegment sales are based on current market pricing. Segment information for the nine months ended September 30, 1998 and 1997 is as follows (in thousands):

***                                Paper         Payment     Electronic
NINE MONTHS ENDED                 Payment      Protection     Payment        Direct       Government       Deluxe         Total
SEPTEMBER 30, 1998                Systems       Systems       Systems       Response       Services        Direct        Segments
------------------                -------       -------       -------       --------       --------        ------        --------
Net sales from external
  customers                     $  959,199    $  161,451    $   95,127     $   35,065     $   30,939     $  151,750     $1,433,531
Intersegment sales                   2,053         1,121         4,942            557                         3,903         12,576
Operating income (loss)
  excluding special charges        231,957        23,110        (1,418)       (15,353)        (7,475)        (1,672)       229,149
Special charges                     11,099           623         1,381          2,513         41,180                        56,796
Operating income (loss)
  including special charges        220,858        22,487        (2,799)       (17,866)       (48,655)        (1,672)       172,353
Segment assets                     407,810       104,992       119,467         39,172         21,140        114,734        807,315
Depreciation and
  amortization expense              27,451         6,996         9,795          1,238          4,225                        49,705
Capital purchases                   37,335         9,361        11,284            829            299          1,130         60,238


                                   Paper         Payment     Electronic
NINE MONTHS ENDED                 Payment      Protection     Payment        Direct       Government       Deluxe         Total
SEPTEMBER 30, 1997                Systems       Systems       Systems       Response       Services        Direct        Segments
------------------                -------       -------       -------       --------       --------        ------        --------

Net sales from external
  customers                     $  967,156    $  143,171    $   85,701     $   36,033     $   19,019     $  169,682     $1,420,762
Intersegment sales                   3,856         1,530         4,135          2,182                         2,349         14,052
Operating income (loss)
  excluding special charges        213,354        27,196        (1,235)       (15,379)        (8,305)        (8,995)       206,636
Goodwill impairment charge                                       9,361          3,000                        70,532         82,893
Other special charges               17,696                       3,270          2,000                        13,480         36,446
Operating income (loss)
   including special charges       195,658        27,196       (13,866)       (20,379)        (8,305)       (93,007)        87,297

Segment assets                     370,615        80,744       101,636         41,298         30,338        138,739        763,370
Depreciation and
  amortization expense              25,617         6,594        12,081          4,867          3,043            697         52,899
Capital purchases                   28,913         5,897         6,674          2,296            470            730         44,980
***

Segment information reconciles to consolidated amounts as follows (in thousands):


OPERATING INCOME INCLUDING SPECIAL CHARGES

                                                              Nine Months Ended      Nine Months Ended
***                                                          September 30, 1998     September 30, 1997
                                                             ------------------     ------------------
Total segment operating income including special charges         $ 172,353               $  87,297
Elimination of intersegment profits                                    (84)                     48
Unallocated corporate expenses                                     (33,042)                (16,974)
------------------------------------------------------------------------------------------------------
Total consolidated operating income including special
   charges                                                       $ 139,227               $  70,371
------------------------------------------------------------------------------------------------------
***

1998 unallocated corporate expenses consist of corporate special charges (see note 10), as well as charges for certain corporate liabilities which are not allocated to the segments. 1997 unallocated corporate expenses consist primarily of corporate special charges (see note 10).

TOTAL ASSETS

***                                                          September 30, 1998     September 30, 1997
                                                             ------------------     ------------------
Total segment assets                                            $  807,315             $  763,370
Unallocated corporate assets                                       310,977                341,470
------------------------------------------------------------------------------------------------------
Total consolidated assets                                       $1,118,292             $1,104,840
------------------------------------------------------------------------------------------------------
***

Unallocated corporate assets consist primarily of cash, marketable securities, long-term investments, deferred tax assets and long-term assets employed by the corporate support groups.

DEPRECIATION AND AMORTIZATION EXPENSE

                                                               Nine Months Ended     Nine Months Ended
***                                                           September 30, 1998    September 30, 1997
                                                              ------------------    ------------------
Total segment depreciation and amortization expense              $   49,705             $  52,899
Depreciation and amortization of unallocated corporate assets        11,943                 8,880
------------------------------------------------------------------------------------------------------
Total consolidated depreciation and amortization expense         $   61,648             $  61,779
------------------------------------------------------------------------------------------------------
***

Segment depreciation and amortization expense includes only the expense attributable to segment assets.

CAPITAL PURCHASES

                                                               Nine Months Ended    Nine Months Ended
                                                              September 30, 1998    September 30, 1997
                                                              ------------------    ------------------
Total segment capital purchases                                   $   60,238            $   44,980
Corporate capital purchases                                           28,258                23,598
------------------------------------------------------------------------------------------------------
Total consolidated capital purchases                              $   88,496            $   68,578
------------------------------------------------------------------------------------------------------

Corporate capital purchases consist primarily of a new financial information system (SAP) and various other information system enhancements.

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                              NET SALES FROM EXTERNAL CUSTOMERS                  LONG-LIVED ASSETS
                          ----------------------------------------   ----------------------------------------
                                    Nine Months Ended
                          ----------------------------------------
***                       September 30, 1998    September 30, 1997   September 30, 1998    September 30, 1997
                          ------------------    ------------------   ------------------    ------------------
United States                $1,411,765             $1,391,920            $615,528             $623,546
Foreign countries                21,766                 28,842               3,832                6,098
-------------------------------------------------------------------------------------------------------------

Total consolidated           $1,433,531             $1,420,762            $619,360             $629,644
-------------------------------------------------------------------------------------------------------------
***

10. During the third quarter of 1998, the Company recorded pretax restructuring charges of $39.5 million. The restructuring charges included costs associated with the Company's initiative to reduce its selling, general and administrative expenses (SG&A), the outsourcing of production of the Direct Response segment's direct mail products, as well as the closing of additional check printing plants. The Company anticipates eliminating approximately 800 SG&A positions within sales and marketing, finance and accounting, human resources and information services. Approximately 60 positions will be eliminated due to the outsourcing of direct mail products production. The Company also plans to close additional check printing plants over the next 18 months, affecting approximately 800 to 900 employees. The restructuring charges consisted of employee severance costs of $31.2 million and $8.3 million for expected losses on the disposition of assets. Expenses of $10.9 million were included in cost of sales; $21.1 million was included in selling, general, and administrative and $7.5 million was included in other expense in the consolidated statements of income (loss) for the quarter and nine months ended September 30, 1998.

    During the third quarter of 1997, the Company recorded pretax restructuring charges of $24.5 million. The restructuring charges included additional costs for the closing of 21 check printing plants, as announced in 1996, as well as costs associated with the continued consolidation of the Company's core businesses. The additional charge for plant closing costs represented amounts which could not be recorded in 1996 because they did not meet the requirements for accrual in that year due to the timeframe over which the plant closing plan was expected to be completed. The restructuring charges consisted of employee severance costs of $21.6 million and $2.9 million for expected losses on the disposition of assets. Expenses of $7.7 million were included in cost of sales; $13.9 million was included in selling, general, and administrative and $2.9 million was included in other expense in the consolidated statements of income
(loss) for the quarter and nine months ended September 30, 1997.

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

***11. An impairment charge of $26.3 million was recorded in the third quarter of 1998 to write-down the carrying value of long-lived assets of the Government Services segment. The assets consist of point-of-sale equipment, internal-use software and capitalized installation costs utilized in the electronic benefits transfer (EBT) activities of this segment. During the third quarter of 1998, management concluded that the operating losses incurred by this business would continue. This is primarily due to the fact that the variable costs associated with supporting benefit recipient activity are higher than originally anticipated and actual transaction volumes are below original expectations. In calculating the impairment charge, the Company determined that the assets utilized by this business have no fair market value. The point-of-sale equipment was purchased via capital leases. The lease buy-out prices for this equipment plus the deinstallation costs exceed the amount equipment resellers are willing to pay for the equipment. The utility of the internal-use software is limited to its use in supporting the EBT business, and the installation costs could not be resold. Thus, the long-lived assets of this business were reduced to a carrying value of $0. This impairment charge is reflected in cost of sales in the consolidated statements of income (loss) for the quarter and nine months ended September 30, 1998.***

In October 1998 the Company announced that it had reached agreements in principle to sell PaperDirect, Inc. ("PaperDirect"), the Social Expressions component ("Social Expressions") of Current, Inc. and the remaining businesses within the Company's Direct Response segment. The sales are currently expected to close in the fourth quarter of 1998. These businesses, along with the international component of the Electronic Payment Systems segment, are accounted for in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." These businesses contributed revenue of $52.6 million and $55.2 million in the third quarters of 1998 and 1997, respectively, and revenue of $177.7 million and $171.9 million during the first nine months of 1998 and 1997, respectively. They contributed operating losses of $1.6 million and $2.1 million in the third quarters of 1998 and 1997, respectively, and losses of $3.5 million and $6.2 million during the first nine months of 1998 and 1997, respectively. The direct mail check printing business of Current, Inc. will remain with the Company and its results of operations are included in the Paper Payment Systems operating segment.

During the third quarter of 1997, the Company recorded a pretax impairment charge of $99 million to write-down the carrying value of PaperDirect, Social Expressions and the international operations of the Electronic Payment Systems segment to their estimated fair values less costs to sell. This charge is reflected in the goodwill impairment charge ($82.9 million) and in selling, general and administrative expense ($16.1 million) in the consolidated statements of income (loss) for the quarter and nine months ended September 30, 1997.

12. In August 1998, the Company completed the sale of its Card Services business and the Company is currently in the process of outsourcing the production of its direct mail products. These initiatives will not have a material impact on the Company's reported operating results. The results of operations of these businesses were included in the Direct Response operating segment.

***13. During the third quarter of 1998, the Company recorded a charge of $14.7 million to reserve for expected future losses on existing long-term contracts and relationships of the Government Services segment. This charge is reflected in cost of sales in the consolidated statements of income (loss) for the quarter and nine months ended September 30, 1998. This segment provides electronic benefits transfer services to state governments and online medical eligibility verification services to the State of New York. Due to a continuing strong economy, record low unemployment and welfare reform, the actual transaction volumes and expected future revenues of this business are well below original expectations. Additionally, actual and expected future telecommunications, installation, help desk and other costs are significantly higher than originally anticipated, resulting in expected future losses on the existing electronic benefits transfer contracts and relationships of this business. This charge was calculated in accordance with the Company's policy on long-term service contracts (see Note 4).***

14. During the third quarter of 1997, the Company recorded a $40 million pretax charge to reserve for an adverse judgement against one of the Company's subsidiaries. The charge also reserves for potential legal and other related costs. The Company has appealed from this judgment and has thus classified this obligation as other long-term liabilities in the consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

        During the third quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of financial and descriptive information about the reportable operating segments of the Company. The Company has organized its business units into six operating segments based on the nature of the products and services offered by each: Paper Payment Systems; Payment Protection Systems; Electronic Payment Systems; Direct Response; Government Services; and Deluxe Direct. Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Payment Protection Systems provides payment protection, collection and risk management services to financial institutions and retailers. Electronic Payment Systems provides electronic funds transfer and other software services to the financial and retail industries. The remaining businesses within Direct Response, which are currently held for sale, provide direct marketing, customer database management and related services to the financial industry and other businesses. Government Services provides electronic benefits transfer services to state governments. Deluxe Direct, which is currently held for sale, primarily sells greeting cards, stationery and specialty paper products through direct mail. All segments, with the exception of the Electronic Payment Systems segment, operate primarily in the United States. The Electronic Payment System segment operates both domestically and internationally.

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

***Cost of sales increased $36.7 million, or 16.5%, from the third quarter of 1997, and increased $33.2 million, or 5.0%, from the first nine months of 1997. Included in the 1998 third quarter results was a charge of $51.6 million for check printing plant closings, and an asset impairment charge and contract loss accrual related to the Government Services segment. Included in the 1997 third quarter results was a charge of $7.7 million related to the continued consolidation of check printing plants. With these charges removed, cost of sales decreased $7.2 million, or 3.4%, from the third quarter of 1997, and decreased $10.7 million, or 1.6%, from the first nine months of 1997. Paper Payment Systems cost of sales decreased 10.2% for the quarter and 8.6% for the first nine months of 1998 versus 1997, excluding the impact of restructuring charges in both years. This decrease is due primarily to savings realized from plant consolidation and productivity improvements within the financial institution check printing business. Payment Protection Systems cost of sales increased 20.3% over the third quarter of 1997 and 17.5% over the first nine months of 1997 due to the increased sales volume and increased depreciation, rent and salaries expense due to the growth of the segment. Electronic Payment Systems cost of sales increased 10.7% for the quarter and 10.0% for the first nine months of 1998 versus 1997 due to the increased sales volume. Additionally, information systems cost increased due to the year 2000 issues, the need to pay higher wages to retain technical personnel, and increased equipment costs related to a new data center. Direct Response cost of sales was down 20.2% for the quarter and 5.7% for the first nine months of 1998 versus 1997, excluding the impact of restructuring charges in 1998. These decreases are due to the lower sales volume, the sale of the Card Services business and the outsourcing of production of direct mail products. Government Services cost of sales increased 40.6% over the third quarter of 1997 and 45.7% over the first nine months of 1997, excluding special charges in 1998. The increase was due to the increased sales volume. Because many of the costs of this business are fixed, cost of sales increased at a lower rate than did revenue. Deluxe Direct cost of sales decreased 12.7% for the quarter and 6.0% for the first nine months of 1998 versus 1997 due primarily to divestitures, which decrease was partially offset by increased information systems costs in 1998.***

Selling, general and administrative (SG&A) expenses decreased $8.4 million, or 3.8%, from the third quarter of 1997, and decreased $6.4 million, or 1.1%, from the first nine months of 1997. Included in 1998 third quarter results was a $22.0 million charge primarily for severance related to the Company's initiative to reduce SG&A expenses. Included in 1997 third quarter results was a charge totaling $39.6 million related to check printing plant consolidation, job reductions and the write-down of impaired assets. With these charges removed, SG&A expenses increased $9.1 million, or 5.1%, from the third quarter of 1997, and increased $11.1 million, or 2.0%, from the first nine months of 1997. Paper Payment Systems SG&A expenses increased 9.7% from the third quarter of 1997 and 1.5% from the first nine months of 1997 due to increased amortization expense for the segment's new customer service system. Payment Protection Systems SG&A expense increased 16.4% for the quarter and 20.8% for the first nine months of 1998 versus 1997, excluding special charges in 1998. These increases were due primarily to increased information systems and marketing costs reflecting the Company's investment in this segment. Electronic Payment Systems SG&A expenses increased 14.3% over the third quarter of 1997 and 15.1% over the first nine months of 1997, excluding special charges in both years, due primarily to increased sales and marketing costs. Direct Response SG&A expenses decreased 11.0% for the quarter and 4.1% for the first nine months of 1998 versus 1997, with special charges excluded in both years, due to lower amortization expense due to asset write-offs in the third quarter of 1997. Government Services SG&A expenses increased 17.8% for the quarter and 14.6% for the first nine months of 1998 versus 1997 due to costs associated with additional contracts in 1998. Deluxe Direct SG&A expenses decreased 23.5% from the third quarter of 1997 and 18.8% from the first nine months of 1997, excluding special charges in 1997, due to divestitures and reduced marketing expenses.

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

***The Company's effective tax rate decreased to 41.5% for the first nine months of 1998 versus 59.5% for the first nine months of 1997. The decrease is due to higher pretax income in 1998 combined with a higher base of non-deductible expenses in 1997 consisting primarily of the goodwill impairment charge. With the effect of the special charges removed in both years, the Company's effective tax rate was 40.2% for the first nine months of 1998 and 40.6% for the first nine months of 1997.***

***The Company's net loss was $.1 million for the third quarter of 1998 compared to a net loss of $67.5 million for the third quarter of 1997. Net income for the first nine months of 1998 was $85.7 million compared to $11.4 million for the first nine months of 1997. 1998 third quarter results include after-tax charges of $46.6 million for severance related to the Company's initiative to reduce its SG&A expenses, the outsourcing of production of its direct mail products, the closing of additional check printing plants and accrued contract losses and asset impairments within its Government Services segment. The 1997 third quarter results include after-tax charges of $112.3 million for asset impairments related to its businesses held for sale, an unfavorable legal decision and severance reserves related to continued consolidation of check printing plants and consolidation of the Company's core businesses. With these charges removed, net income was $46.5 million for the third quarter of 1998, or 9.9% of sales, compared to $44.8 million, or 9.6% of sales, for the third quarter of 1997. Net income, excluding special charges, was $132.4 million, or 9.2% of sales, for the first nine months of 1998, compared to $123.7 million, or 8.7% of sales, for the first nine months of 1997. The increase for both periods is attributable to the changes discussed above.***

Financial Condition - Liquidity

***Cash provided by operations was $178.1 million for the first nine months of 1998 compared with $198.2 million for the first nine months of 1997. Cash from operations represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends. The Company's working capital on September 30, 1998 was $103.8 million compared to $131.1 million on December 31, 1997. The Company's current ratio was 1.3 to 1 on September 30, 1998 and December 31, 1997.***

Financial Condition - Capital Resources

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

Costs. The Company expects to incur project expenses of approximately $26.5 million over the life of its year 2000 project, consisting of both internal staff costs and consulting expenses, with $12.6 million having been incurred through September 30, 1998. Funds for the initiative are provided from a separate budget of $26.5 million for the remediation of all affected systems. The Company's SAP software implementation costs and other capital expenditures associated with the replacement or improvement of affected systems are not included in these cost estimates. The Company has not deferred any material information technology project as a result of the initiative.

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

This discussion should be read in conjunction with the disclosures contained in "Item 5 -- Risk Factors and Cautionary Statements -- Year 2000 Readiness Disclosure," which appears in Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


        (a) The following exhibits are filed as part of this report:


       Exhibit No.                Description                   Method of Filing
       -----------                -----------                   ----------------

        3.1     Articles of incorporation (incorporated by
                reference to Exhibit 3(A) to the Company's Annual
                Report on Form 10-K for the year ended December
                31, 1990).                                               *

        3.2     Bylaws (incorporated by reference to Exhibit 3.2
                to the Company's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 1999).                    *

        4.1     Amended and Restated Rights Agreement, dated as
                of January 31, 1997, by and between the Company
                and Norwest Bank Minnesota, National Association,
                as Rights Agent, which includes as Exhibit A
                thereto, the form of Rights Certificate
                (incorporated by reference to Exhibit 4.1 to the
                Company's Amendment No. 1 on Form 8-A/A-1 (File
                No. 001-07945) filed with the Securities and
                Exchange Commission (the "Commission") on
                February 7, 1997).                                       *

        4.2     Indenture, relating to up to $150,000,000 of debt
                securities (incorporated by reference to Exhibit
                4.1 to the Company's Registration Statement on
                Form S-3 (33-32279) filed with the Commission on
                November 24, 1989).                                      *

        4.3     Amended and Restated Credit Agreement, dated as
                of July 8, 1997, among the Company, Bank of
                America National Trust and Savings Association,
                as agent, and the other financial institutions
                party thereto related to a $150,000,000 committed
                line of credit (incorporated by reference to
                Exhibit 4.3 to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1997).         *

        12.3    Amended Computation of Ratio of Earnings to Fixed
                Charges                                           Filed herewith

        27.3    Amended Financial Data Schedule                   Filed herewith

--------------------------
*Incorporated by reference


        (b) The registrant did not, and was not required to, file any reports on form 8-K during the quarter for which this report is filed.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DELUXE CORPORATION
                                           (Registrant)


Date:  October 7, 1999                  /s/ J. A Blanchard III
                                        ----------------------------------------
                                        J.A. Blanchard III, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  October 7, 1999                  /s/ Thomas W. VanHimbergen
                                        ----------------------------------------
                                        Thomas W. VanHimbergen
                                        Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.                       Description                        Page Number
-----------                       -----------                        -----------

   12.3     Amended Computation of Ratio of Earnings to Fixed Charges

   27.3     Amended Financial Data Schedule