Form 10-K/A
period 1998-12-31
DELUXE CORP
filed 1999-10-07
CIK 27996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO

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

Documents Incorporated by Reference:

1. Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1998, as amended hereby (the "Amended Annual Report"), are incorporated by reference in Parts I and II.

                                     PART I

ITEM 1.           NARRATIVE DESCRIPTION OF BUSINESS

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The information appearing under the caption "Note 14. Business Segment Information" on pages 32-34 of the Amended Annual Report is incorporated by reference.

FINANCIAL INFORMATION ABOUT DOMESTIC OPERATIONS AND EXPORT SALES

    The information appearing under the caption "Note 14. Business Segment Information" on page 34 of the Amended Annual Report is incorporated by reference.

                                     PART II

ITEM 6.           SELECTED FINANCIAL DATA

    The information appearing under the caption "Five-year Summary" on page 12 of the Amended Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information appearing under the caption "Management's Discussion and Analysis" on pages 1 through 10 of the Amended Annual Report is incorporated by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements, notes and independent auditors' report on pages 13 through 36 of the Amended Annual Report and the information appearing under the caption "Summarized Quarterly Financial Data" (unaudited) on page 37 of the Amended Annual Report is incorporated by reference.

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


    As a collorary to the revised methodology, however, the assets associated with the profitable long-term service contracts of the registrant's Deluxe Government Services segment must also be written-off. Originally, these assets were not encompassed within the loss contract accrual because the related contracts were profitable. Incorporating the assets employed on the profitable contracts into the impairment analysis increases the impaired asset write-down by an additional $4.6 million as of September 30, 1998 and increases the amount of the registrant's third quarter charge by an equivalent amount. This additional write-down, in conjunction with the related reduction in the amount of depreciation expense in the fourth quarter of 1998, reduced the Company's after-tax reported earnings by $2.9 million, or $.04 per share, for the quarter ended September 30, 1998 and by $2.3 million, or $.03 per share for the year ended December 31, 1998. The other primary effects of the revised methodology are presented in the revised financial statements included in the Amended Annual Report.

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

    For purposes of this 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the registrant has amended and restated in its entirety each item of its Annual Report on Form 10-K which has been affected by the financial statement restatement. In order to preserve the nature and character of the disclosures set forth in such items as of the original filing date of such Report, this Form 10-K/A does not otherwise modify the disclosures in that report which were not affected by the restatement.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

    (a) The following financial statements, schedules and independent auditors' report and consent are filed with or incorporated by reference in this report:


   Financial Statements                                                                        Page in
   --------------------                                                                 Amended Annual Report
                                                                                        ---------------------

             Consolidated Balance Sheets for the years ended December 31, 1998 and 1997...........................................................................13
             Consolidated Statements of Income for each of the three years in the period ended December 31, 1998.....................................................14
             Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1998........................................14
             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.................................................15
             Notes to Consolidated Financial Statements..............................................16 - 35
             Independent Auditors' Report ...........................................................36
             Supplemental Financial Information (Unaudited):
             Summarized Quarterly Financial Data.....................................................37
             Independent Auditors' Consent to the incorporation by reference of its reports in the Company's registration statements numbered
             2-96963, 33-53585, 33-57261, 33-32279, 33-58510,  33-62041,
             333-03625 and 33-48967..................................................................F-1

   (c) The following exhibits are filed as part of or are incorporated in this report by reference:

       Exhibit                                                                                 Method of
       Number                           Description                                              Filing
       ------                           -----------                                              ------
        12.5          Amended Statement re: computation of ratios                                 Filed
                                                                                               herewith

        13.1          1998 Annual Report to shareholders (as amended                              Filed
                      September 24, 1999).                                                     herewith

        13.2          Amended Financial Highlights to the 1998 Annual Report                      Filed
                                                                                               herewith

        23.1          Consent of Experts and Counsel (incorporated by reference to
                      page F-1 of this Amended Annual Report on Form 10-K).                           *

        24.1          Power of attorney (incorporated by reference to Exhibit 24.1 to the
                      Company's Annual Report on Form 10-K for the year ended December 31,
                      1998).                                                                          *

        27.5          Amended Financial Data Schedule for the year ended                          Filed
                      December 31, 1998.                                                       herewith

------------------
*Incorporated by reference

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

                                     DELUXE CORPORATION

   Date: October 7, 1999                 By: /s/ John A. Blanchard III
                                         -------------------------------------
                                         John A. Blanchard III
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on October 7,1999.

SIGNATURE                                                     TITLE
---------                                                     -----

By /s/ John A. Blanchard III                                  Chairman of the Board of Directors,
   --------------------------------------                     President and Chief Executive Officer
       John A. Blanchard III                                  (Principal Executive Officer)

By /s/ Thomas W. VanHimbergen                                 Senior Vice President and Chief Financial Officer
   --------------------------------------                     (Principal Financial Officer and Principal
       Thomas W. VanHimbergen                                 Accounting Officer)

   /s/ Lawrence J. Mosner
   --------------------------------------
       Lawrence J. Mosner                                     Vice-Chairman of the
                                                              Board of Directors
                     *
   --------------------------------------
       James J. Renier                                        Director

                     *
   --------------------------------------
       Barbara B. Grogan                                      Director

                     *
   --------------------------------------
       Stephen P. Nachtsheim                                  Director

                     *
   --------------------------------------
       Calvin W. Aurand, Jr.                                  Director

                     *
   --------------------------------------
       Donald R. Hollis                                       Director

                     *
   --------------------------------------

       Robert C. Salipante                                    Director

                     *
   --------------------------------------
       Jack Robinson                                          Director

                     *
   --------------------------------------
       Hatim A. Tyabji                                        Director



   *By:/s/ John A. Blanchard III
   --------------------------------------
             John A. Blanchard III
              Attorney-in-Fact

                          INDEPENDENT AUDITORS' CONSENT

   We consent to the incorporation by reference in Registration Statements Nos. 2-96963, 33-53585, 33-57261, 333-03625 and 33-48967 on Form S-8 and 33-32279,
33-58510 and 33-62041 on Form S-3 of our report dated January 26, 1999, September 24, 1999, as to Note 16 (which expresses an unqualified opinion and includes explanatory paragraph relating to the restatement described in Note
16), incorporated by reference in this Amendment No. 1 to the Annual Report on Form 10-K of Deluxe Corporation for the year ended December 31, 1998.

   /s/ Deloitte & Touche LLP
   Deloitte & Touche LLP
   Minneapolis, Minnesota
   October 4, 1999

                                  EXHIBIT INDEX

   The following exhibits are filed as part of this report:

    Exhibit                                                            Page
    Number                     Description                            Number
    ------                     -----------                            ------

      12.5       Amended Statement re: computation of ratios

      13.1       1998 Annual Report to Shareholders (as amended
                 September 24, 1999)

      13.2       Amended Financial Highlights to the 1998 Annual
                 Report

      27.5 Amended Financial Data Schedule for the year ended December 31, 1998