Form 10-Q
period 1999-09-30
DELUXE CORP
filed 1999-11-15
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending             September 30, 1999
                           -----------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number:            1-7945
                         ------------------------


                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                        41-0216800
-----------------------------------------      ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3680 Victoria St., N. St. Paul, Minnesota                  55126-2966
-----------------------------------------      ---------------------------------
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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 5, 1999 was 73,402,534.

ITEM I.  FINANCIAL STATEMENTS       PART I.    FINANCIAL INFORMATION
                                   DELUXE CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                          (Dollars in Thousands)

                                                                                               September 30, 1999  December 31,
                                                                                                   (Unaudited)        1998
                                                                                                   -----------     -----------
CURRENT ASSETS
             Cash and cash equivalents                                                             $    74,501     $   268,934
             Marketable securities                                                                      38,864          41,133
             Trade accounts receivable                                                                 138,373         145,079
             Inventories:
                   Raw material                                                                          2,051           2,619
                   Semi-finished goods                                                                   6,101           7,401

                   Finished goods                                                                        1,290           1,981
             Supplies                                                                                   15,582          17,400
             Deferred advertising                                                                       11,981           7,939

             Deferred income taxes                                                                      56,819          56,554
             Prepaid expenses and other current assets                                                  73,357          62,961
                                                                                                   -----------     -----------
                   Total current assets                                                                418,919         612,001
                                                                                                   -----------     -----------
LONG-TERM INVESTMENTS                                                                                   41,938          45,208
PROPERTY, PLANT, AND EQUIPMENT
             Land and land improvements                                                                 41,566          46,826
             Buildings and building improvements                                                       168,602         209,416
             Machinery and equipment                                                                   521,436         507,680
                                                                                                   -----------     -----------
                   Total                                                                               731,604         763,922
             Less accumulated depreciation                                                             415,219         423,845
                                                                                                   -----------     -----------
                   Property, plant, and equipment - net                                                316,385         340,077
INTANGIBLES


             Cost in excess of net assets acquired - net                                                80,240          42,836
             Internal use software - net                                                               137,563         116,734
             Other intangible assets - net                                                              14,868          14,663
                                                                                                   -----------     -----------
                   Total intangibles                                                                   232,671         174,233
                                                                                                   -----------     -----------
                        TOTAL ASSETS                                                               $ 1,009,913     $ 1,171,519
                                                                                                   ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
             Accounts payable                                                                      $    57,425     $    53,555
             Accrued liabilities:
                   Wages, including vacation pay                                                        51,321          60,540
                   Employee profit sharing and pension                                                  26,484          41,762
                   Accrued income taxes                                                                 65,787          33,075
                   Accrued rebates                                                                      29,593          34,712
                   Accrued contract/relationship losses                                                 13,013          14,697
                   Other                                                                               129,539         185,022
             Long-term debt due within one year                                                          2,900           7,332
                                                                                                   -----------     -----------
                   Total current liabilities                                                           376,062         430,695
                                                                                                   -----------     -----------
LONG-TERM DEBT                                                                                         119,856         106,321
DEFERRED INCOME TAXES                                                                                   24,797          27,519
OTHER LONG-TERM LIABILITIES                                                                              9,312             419
SHAREHOLDERS' EQUITY
             Common shares - $1 par value (authorized 500,000,000 shares; issued: 1999 -                75,390          80,481
                                          75,389,569 shares; 1998 - 80,480,526 shares)

             Additional paid-in capital                                                                                  6,822
             Retained earnings                                                                         405,631         519,742
             Unearned compensation                                                                         (92)           (238)
             Accumulated other comprehensive income                                                     (1,043)           (242)
                                                                                                   -----------     -----------
                   Shareholders' equity                                                                479,886         606,565
                                                                                                   -----------     -----------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 1,009,913     $ 1,171,519
                                                                                                   ===========     ===========

See Notes to Unaudited Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                (Dollars in Thousands, Except per Share Amounts)
                                   (Unaudited)

                                                          QUARTERS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                           -------------                   -------------

                                                       1999            1998            1999            1998
                                                       ----            ----            ----            ----
NET SALES                                           $   417,114     $   469,770     $ 1,239,033     $ 1,433,531

OPERATING EXPENSES
             Cost of sales                              182,718         259,188         541,901         702,371
             Selling, general and administrative        161,031         210,898         468,608         591,933
                                                    -----------     -----------     -----------     -----------
                  Total                                 343,749         470,086       1,010,509       1,294,304
                                                    -----------     -----------     -----------     -----------
INCOME (LOSS) FROM OPERATIONS                            73,365            (316)        228,524         139,227

OTHER INCOME (EXPENSE)
             Other income                                 6,483           5,433          10,606          13,626
             Interest expense                            (2,164)         (2,135)         (5,623)         (6,293)
                                                    -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                               77,684           2,982         233,507         146,560

PROVISION FOR INCOME TAXES                               28,627           3,097          88,638          60,849
                                                    -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                   $    49,057     $      (115)    $   144,869     $    85,711
                                                    ===========     ===========     ===========     ===========

NET INCOME PER COMMON SHARE - Basic                 $      0.65     $      0.00     $      1.86     $      1.06
NET INCOME PER COMMON SHARE - Diluted               $      0.65     $      0.00     $      1.85     $      1.06

CASH DIVIDENDS PER COMMON SHARE                     $      0.37     $      0.37     $      1.11     $      1.11



See Notes to Unaudited Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                                    NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                       -------------
                                                                                                    1999          1998
                                                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                              $ 144,869     $  85,711
            Net income
            Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation                                                                          41,026        43,263
               Asset impairment charge                                                                  925        26,252
               Amortization of intangibles                                                           20,785        18,385
               Stock purchase discount                                                                3,640         4,514
               Net gain on sales of businesses                                                                     (3,383)
               Changes in assets and liabilities, net of effects from
                acquisitions and sales of businesses:
                      Trade accounts receivable                                                      10,321        (9,958)
                      Inventories                                                                     2,559           240
                      Accounts payable                                                                2,757        (2,901)
                      Other assets and liabilities                                                  (67,948)       15,936
                                                                                                  ---------     ---------
                           Net cash provided by operating activities                                158,934       178,059

CASH FLOWS FROM INVESTING ACTIVITIES
            Proceeds from sales of marketable securities with maturities of more than 3 months       19,763        12,198
            Purchases of marketable securities with maturities of more than 3 months                (17,915)      (21,374)
            Purchases of capital assets                                                             (78,722)      (88,496)
            Payments for acquisitions, net of cash acquired                                         (35,666)
            Net proceeds from sales of businesses, net of cash sold                                  23,809        12,319
            Proceeds from sales of capital assets                                                    50,824        20,500
            Loans to others                                                                         (32,500)
            Other                                                                                     2,636           349
                                                                                                  ---------     ---------
                           Net cash used in investing activities                                    (67,771)      (64,504)

CASH FLOWS FROM FINANCING ACTIVITIES
            Net payments on short-term debt                                                          (1,394)
            Proceeds from long-term debt                                                              2,770
            Payments on long-term debt                                                               (9,554)       (5,210)
            Payments to retire common stock                                                        (216,745)      (60,260)
            Proceeds from issuing stock under employee plans                                         25,712        20,634
            Cash dividends paid to shareholders                                                     (86,385)      (89,939)
                                                                                                  ---------     ---------
                           Net cash used in financing activities                                   (285,596)     (134,775)
                                                                                                  ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (194,433)      (21,220)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    268,934       171,438
                                                                                                  ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $  74,501     $ 150,218
                                                                                                  =========     =========



See Notes to Unaudited Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      1. The consolidated balance sheet as of September 30, 1999, the consolidated statements of income for the quarters and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the Company's consolidated audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (as amended by Amendment No. 1 filed on Form 10-K/A, the "1998 10-K/A").

       2. As of September 30, 1999, the Company had uncommitted bank lines of credit of $115 million available at variable interest rates. The average amount drawn on these lines during the first nine months of 1999 was $1.5 million at a weighted average interest rate of 5.12%. As of September 30, 1999, no amounts were outstanding under these lines of credit. No amounts were drawn on these lines during 1998 and there was no outstanding balance at December 31, 1998. The Company also had committed lines of credit of $650 million available for borrowing and as support for commercial paper. As of September 30, 1999 and December 31, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed lines of credit. Additionally, the Company had a shelf registration in place to issue up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of September 30, 1999 and December 31, 1998, no such notes were issued or outstanding.

      3. The Company's total comprehensive income for the quarters ended September 30, 1999 and 1998 was $49.6 million and $.1 million, respectively. Total comprehensive income for the first nine months of 1999 and 1998 was $144.1 million and $86.2 million, respectively. The Company's total comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

      4. The following table reflects the calculation of basic and diluted earnings per share (dollars and shares outstanding in thousands, except per share amounts).

----------------------------------------------------------------------------------------------------------------------
                                                                            Quarters Ended          Nine Months Ended
                                                                             September 30,            September  30,
                                                                           1999        1998         1999        1998
----------------------------------------------------------------------------------------------------------------------
          Net income per share-basic:
            Net income (loss)                                            $ 49,057    $   (115)    $144,869    $ 85,711
            Weighted average shares outstanding                            75,588      80,498       77,835      80,721
            Net income per share-basic                                   $   0.65    $   0.00     $   1.86    $   1.06
======================================================================================================================



          Net income per share-diluted:
            Net income (loss)                                            $ 49,057    $   (115)    $144,869    $ 85,711
----------------------------------------------------------------------------------------------------------------------
            Weighted average shares outstanding                            75,588      80,498       77,835      80,721
            Dilutive impact of options                                        398                      316         176
            Shares contingently issuable                                       27                       19          10
----------------------------------------------------------------------------------------------------------------------
            Weighted average shares and potential
            dilutive shares outstanding                                    76,013      80,498       78,170      80,907
----------------------------------------------------------------------------------------------------------------------
            Net income per share-diluted                                 $   0.65    $   0.00     $   1.85    $   1.06
======================================================================================================================

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

In January 1999, the Company's appeal of this judgment was denied by the Third Circuit Court of Appeals and the Company paid $32.2 million to Mellon in February 1999. The portion of the reserve remaining after the payment of this judgement ($2.1 million) was reversed in the first quarter of 1999 and is reflected in other income in the consolidated statement of income for the nine months ended September 30, 1999. The Company's petition for a further review of this judgment was denied by the United States Supreme Court in June 1999.

      6. In February 1999, the Company acquired all of the outstanding shares of eFunds Corporation of Tustin, California (eFunds Tustin) for $13 million. eFunds provides electronic check conversion and electronic funds transfer solutions for financial services companies and retailers. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to its acquisition date. This business is included in the Deluxe Payment Protection Systems segment in footnote 12 below. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The total cost in excess of net assets acquired of $15.7 million is reflected as goodwill and is being amortized over 10 years. The effect of this acquisition was not material to the operations or financial position of the Company.

      7. In April 1999, the Company acquired the remaining 50% ownership interest in HCL-Deluxe, N.V., the joint venture which the Company entered into with HCL Corporation of India in 1996, for $23.4 million. This company provides information technology development and support services and business process outsourcing services to financial services companies and to the Company's businesses. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to its acquisition date. This business comprises the iDLX Technology Partners segment in footnote 12 below. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. The total cost in excess of net assets acquired of $24.9 million is reflected as goodwill and is being amortized over 15 years. The effect of this acquisition was not material to the operations or financial position of the Company.

      8. In September 1999, the Company entered into a $42.5 million sale-leaseback transaction whereby the Company sold five existing facilities in Shoreview, Minnesota and leased back three of these facilities for periods ranging from five to 10 years. Of the related leases, two are being accounted for as operating leases and one is a capital lease. An asset of $11.6 million was recorded for the capital lease and is reflected as buildings and building improvements in the September 30, 1999 consolidated balance sheet.
The minimum lease payments required under these three leases over the next five years and thereafter are as follows (in thousands):

Year ending December 31:

1999                                                          $   949
2000                                                            3,796
2001                                                            3,796
2002                                                            3,827
2003                                                            3,921
2004                                                            3,409
Thereafter                                                      9,329
                                                              -------
Total minimum lease payments                                  $29,027
                                                              -------

The result of this sale was a $17.1 million gain, of which $10.6 million was deferred and is being amortized over the lease terms. $9.1 million of the deferred gain is reflected as other long-term liabilities in the September 30, 1999 consolidated balance sheet. The Company provided short-term financing for $32.5 million of the proceeds from this sale. This amount is reflected as prepaid expenses and other current assets in the September 30, 1999 consolidated balance sheet and is reflected as loans to others in the consolidated statement of cash flows for the nine months ended September 30, 1999. This loan is due in April 2000.

      9. The Company's consolidated balance sheets reflect restructuring accruals of $25.3 million and $45.7 million as of September 30, 1999 and December 31, 1998, respectively, for employee severance costs, and $3.4 million and $6.8 million as of September 30, 1999 and December 31, 1998, respectively, for estimated losses on asset dispositions.

During the third quarter of 1998, the Company recorded pretax restructuring charges of $39.5 million. The restructuring charges included costs associated with the Company's initiative to reduce its selling, general and administrative expenses (SG&A), the outsourcing of production of the Deluxe Direct Response segment's direct mail products, as well as the closing of four additional financial institution check printing plants. The Company anticipated eliminating 800 SG&A positions within sales and marketing, finance and accounting, human resources, and information services. Discontinuing production of direct mail products was expected to result in the elimination of 60 positions. The four financial institution check printing plant closures were expected to occur in 1999 and early 2000, affecting approximately 870 employees. The restructuring charges consisted of employee severance costs of $31.2 million and $8.3 million for expected losses on the disposition of assets. Expenses of $10.9 million were included in cost of sales, $21.1 million in SG&A expense and $7.5 million in other expense in the consolidated statements of income for the quarter and nine months ended September 30, 1998.

During the second quarter of 1999, restructuring accruals of $4.2 million were reversed. This amount related to the Company's initiatives to reduce its selling, general and administrative expenses (SG&A) and to discontinue production of direct mail products. The excess accrual amount occurred when the Company determined that it was able to use in its ongoing operations a greater portion of the assets used in the production of direct mail products than originally anticipated, as well as changes in the SG&A reduction plans due to a recently announced plan to reorganize the Company into four operating units. As noted below, this reorganization plan could, however, lead to subsequent restructuring charges in later periods. Additionally, the Company recorded a restructuring accrual of $.8 million for employee severance and $.8 million for estimated losses on asset dispositions related to the planned closing of one collections office and planned employee reductions in another collections office within the Deluxe Payment Protection Systems segment. This accrual reversal and the new restructuring accrual are reflected as cost of sales of $.9 million, a reduction of $1.2 million in SG&A, and other income of $2.3 million in the consolidated income statement for the nine months ended September 30, 1999.

The status of the severance portion of the Company's restructuring accruals as of September 30, 1999 is as follows (dollars in millions):

                      ----------------------------------------------------------------------------------
                      Check Printing Plant     SG&A Initiative &    Collection Center
                           Closings         Direct Mail Production  Closing/Reduction       Total
                      ----------------------------------------------------------------------------------
                      No. of                  No. of                No. of             No. of
                      employees               employees             employees          employees
                      affected   Amount       affected   Amount     affected   Amount  affected   Amount
                      ----------------------------------------------------------------------------------
Original accrual       4,970     $68.0           860     $21.2          70     $ 0.8     5,900     $90.0
Severance paid        (3,400)    (55.8)         (280)     (5.9)        (70)     (0.6)   (3,750)    (62.3)
Adjustments to
accrual                                         (160)     (2.4)                           (160)     (2.4)
                      ----------------------------------------------------------------------------------
Balance,
September 30, 1999     1,570     $12.2           420     $12.9           0     $ 0.2     1,990     $25.3
                      ----------------------------------------------------------------------------------

The majority of the remaining severance costs are expected to be paid in 1999 and 2000 with cash generated from the Company's operations. Severance payments for a portion of the reserve for check printing plant closings are expected to be delayed from the prior estimated 1999 closing dates to the last half of 2000 due to a planned slow-down in the roll-out of the

Company's new order processing and customer service system. This slow-down is due to the fact that financial institutions do not want to implement the system in late 1999 or early 2000 due to the efforts they are expending on year 2000 issues. As a result, the last conversions are now currently scheduled for October 2000.

The status of the estimated loss on asset dispositions portion of the Company's restructuring accruals as of September 30, 1999 is as follows (dollars in millions):

                          ------------------------------------------------------------------------
                          Check Printing Plant     SG&A Initiative &    Collection Center
                               Closings         Direct Mail Production  Closing/Reductions  Total
                          ------------------------------------------------------------------------
Original accrual                $15.0                  $ 5.2                  $ 0.8         $21.0
Losses realized                 (11.8)                  (3.4)                  (0.6)        (15.8)
Adjustments to accrual                                  (1.8)                                (1.8)
                          ------------------------------------------------------------------------
Balance, September
30, 1999                        $ 3.2                  $ 0.0                  $ 0.2         $ 3.4
                          ------------------------------------------------------------------------

The check printing plant closures are expected to be completed in October 2000. The collection center closing and reductions were substantially completed in the third quarter of 1999.

     10. Asset impairment charges of $.4 million and $26.3 million were recorded in the third quarters of 1999 and 1998, respectively, to write-down the carrying value of long-lived assets of the Deluxe Government Services segment. Total asset impairment charges of $.9 million have been recorded during the first nine months of 1999 on the assets of this segment. The assets consist of point-of-sale equipment, internal-use software and capitalized installation costs utilized in the electronic benefits transfer (EBT) activities of this segment. During the third quarter of 1998, management concluded that the operating losses incurred by this business would continue. This is primarily due to the fact that the variable costs associated with supporting benefit recipient activity are higher than originally anticipated and actual transaction volumes are below original expectations. In calculating the impairment charge, the Company determined that the assets utilized by this business have no fair market value. The point-of-sale equipment was purchased via capital leases. The lease buy-out prices for this equipment plus the deinstallation costs exceed the amount equipment resellers are willing to pay for the equipment. The utility of the internal-use software is limited to its use in supporting the EBT business, and the installation costs could not be resold. Thus, the long-lived assets of this business were reduced to a carrying value of $0. These impairment charges are reflected in cost of sales in the consolidated statements of income (loss) for the quarters and nine months ended September 30, 1999 and 1998.

     11. During the third quarter of 1998, the Company recorded a charge of $14.7 million to reserve for expected future losses on existing long-term contracts and relationships of the Deluxe Government Services segment. This charge is reflected in cost of sales in the consolidated statements of income
(loss) for the quarter and nine months ended September 30, 1998. This segment provides electronic benefits transfer services to state governments and online medical eligibility verification services to the State of New York. Due to a continuing strong economy, record low unemployment and welfare reform, the actual transaction volumes and expected future revenues of this business are well below original expectations. Additionally, actual and expected future telecommunications, installation, help desk and other costs are significantly higher than originally anticipated, resulting in expected future losses on the existing electronic benefits transfer contracts and relationships of this business. This charge was calculated in accordance with the Company's policy on long-term service contracts as stated in the Company's 1998 10-K/A. During the third quarter of 1999, $.3 million of contract losses were applied against the reserve.

The Company has recently been notified that the prime contractor for a number of states and state coalitions for which the Company provides switching services does not intend to renew its switching agreement with the Company. The Company is currently negotiating with the contractor regarding the timing and cost of this transition and the subsequent conversion of the switching services to a third party. The Company will adjust the charge described above when the results of these negotiations are reasonably estimable, but it is possible that the loss of this agreement and revenue stream will require the Company to record an additional accrual.

      12. The Company has organized its business units into seven operating segments based on the nature of the products and services offered by each:
Deluxe Paper Payment Systems; Deluxe Payment Protection Systems; Deluxe Electronic Payment Systems; Deluxe Government Services; iDLX Technology Partners; Deluxe Direct Response; and Deluxe Direct. Deluxe Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Deluxe Payment Protection Systems provides payment protection, electronic check conversion, collection and risk management services to financial institutions and retailers. Deluxe Electronic Payment Systems provides electronic funds transfer processing and software services to the financial and retail industries. Deluxe Government Services provides electronic benefits transfer services to state governments and online medical eligibility verification services to the State of New York. iDLX Technology Partners provides information technology development and support services and business process outsourcing services to financial services companies and to the Company's businesses. Deluxe Direct Response, which was sold in 1998, provided direct marketing, customer database management, and related services to the financial industry and other businesses. Deluxe Direct, which was sold in 1998, primarily sold greeting cards, stationery, and specialty paper products through direct mail. Most segments operate primarily in the United States. Deluxe Electronic Payment Systems and iDLX Technology Partners also have international operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the Company's notes to the consolidated annual financial statements included in the 1998 10-K/A. In evaluating segment performance, management focuses on income from operations. This measurement excludes special charges (e.g., certain restructuring charges, asset impairment charges, charges for legal proceedings, etc.), interest expense, investment income, income tax expense and other non-operating items, such as gains or losses from asset disposals. Corporate expenses are generally allocated to the segments as a fixed percentage of segment revenues. This allocation includes expenses for various support functions such as human resources, information services and finance and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Generally, intersegment sales are based on current market pricing. Segment information for the quarters and nine months ended September 30, 1999 and 1998 is as follows (dollars in thousands):


                            Deluxe    Deluxe     Deluxe
                             Paper    Payment   Electronic  Deluxe       iDLX     Deluxe
QUARTER ENDED               Payment  Protection  Payment  Government  Technology  Direct   Deluxe    Total
SEPTEMBER 30, 1999          Systems   Systems    Systems   Services    Partners  Response  Direct  Segments
-----------------------------------------------------------------------------------------------------------
Net sales from            $ 311,519  $  54,851  $  34,486  $  13,167   $   3,091                  $ 417,114
external customers

Intersegment sales                         163        371                  2,852                      3,386

Operating income
   (loss)                    76,069     (1,860)     2,752      1,303      (3,064)                    75,200

Segment assets              399,121    133,055    138,658     16,997      34,360                    722,191

Depreciation and
  Amortization
   expense                   10,926      1,674      3,296                    617                     16,513

Capital purchases            11,300      5,999      2,591        228       1,255                     21,373
-----------------------------------------------------------------------------------------------------------

                            Deluxe    Deluxe     Deluxe
                             Paper    Payment   Electronic  Deluxe       iDLX     Deluxe
QUARTER ENDED               Payment  Protection  Payment  Government  Technology  Direct   Deluxe    Total
SEPTEMBER 30, 1998          Systems   Systems    Systems   Services    Partners  Response  Direct  Segments
-----------------------------------------------------------------------------------------------------------
Net sales from           $ 316,200   $  54,463  $  32,366  $  10,952            $  12,121 $ 43,668 $469,770
external customers

Intersegment sales                         391        523                             119             1,033

Operating income
   (loss) excluding
   special charges          75,632       7,500      1,113     (2,506)              (3,177)  (1,524)  77,038

Special charges             11,099         623      1,381     41,180                2,513            56,796

Operating income
   (loss) including
   special charges          64,533       6,877       (268)   (43,686)              (5,690)  (1,524)  20,242

Segment assets             407,810     104,992    119,467     21,140               39,172  114,734  807,315

Depreciation and
  amortization
  expense                    9,425       2,696      3,259      1,624                                 17,004

Capital purchases           15,259       2,655      3,860         50                  139      540   22,503
-----------------------------------------------------------------------------------------------------------


                            Deluxe    Deluxe     Deluxe
                             Paper    Payment   Electronic  Deluxe       iDLX     Deluxe
NINE MONTHS ENDED           Payment  Protection  Payment  Government  Technology  Direct   Deluxe    Total
SEPTEMBER 30, 1999          Systems   Systems    Systems   Services    Partners  Response  Direct  Segments
-----------------------------------------------------------------------------------------------------------
Net sales from          $  927,403  $  173,768  $ 97,105  $ 36,360    $  4,397                   $1,239,033
external customers

Intersegment sales                         446       602                 3,804                        4,852

Operating income           228,274       6,558     5,636     1,560      (4,058)                     237,970
   (loss)

Segment assets             399,121     133,055   138,658    16,997      34,360                      722,191

Depreciation and
  amortization
  expense                   30,306       6,876    10,321                   814                       48,317

Capital purchases           36,244      13,408     9,557       417       1,608                       61,234
-----------------------------------------------------------------------------------------------------------

                            Deluxe    Deluxe     Deluxe
                             Paper    Payment   Electronic  Deluxe       iDLX     Deluxe
NINE MONTHS ENDED           Payment  Protection  Payment  Government  Technology  Direct   Deluxe      Total
SEPTEMBER 30, 1998          Systems   Systems    Systems   Services    Partners  Response  Direct    Segments
--------------------------------------------------------------------------------------------------------------
Net sales from           $  959,256  $161,451   $ 95,127   $ 30,939              $ 35,008  $151,750 $1,433,531
external customers

Intersegment sales            1,996     1,121      1,050                              614                4,781

Operating income
   (loss) excluding
   special charges          231,957    23,110     (1,463)    (7,430)              (15,353)   (5,672)   225,149

Special charges              11,099       623      1,381     41,180                 2,513               56,796

Operating income (loss)
including special charges   220,858    22,487     (2,844)   (48,610)              (17,866)   (5,672)   168,353

Segment assets              407,810   104,992    119,467     21,140                39,172   114,734    807,315

Depreciation and
  amortization
  expense                    27,591     6,996      9,795      4,225                 2,213               50,820

Capital purchases            37,335     9,361     11,284        299                   829     1,130     60,238
--------------------------------------------------------------------------------------------------------------

Segment information reconciles to consolidated amounts as follows (dollars in thousands):

                                                          QUARTERS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------
OPERATING INCOME                                        1999          1998          1999          1998
--------------------------------------------------------------------------------------------------------
Total segment operating income including special
    charges                                          $  75,200     $  20,242     $ 237,970     $ 168,353
Elimination of intersegment profits                                       40                         (84)
Unallocated corporate expenses                          (1,835)      (20,598)       (9,446)      (29,042)
--------------------------------------------------------------------------------------------------------
Total consolidated operating income (loss)
    including special charges                        $  73,365     $    (316)    $ 228,524     $ 139,227
--------------------------------------------------------------------------------------------------------

1999 unallocated corporate expenses consist of charges for certain corporate liabilities which are not allocated to the segments. 1998 unallocated corporate expenses consist primarily of corporate special charges.

                                      SEPTEMBER 30,
--------------------------------------------------------
TOTAL ASSETS                       1999          1998
--------------------------------------------------------
Total segment assets            $  722,191    $  807,315
Unallocated corporate assets       287,722       310,977
--------------------------------------------------------
Total consolidated assets       $1,009,913    $1,118,292
--------------------------------------------------------
Unallocated corporate assets consist primarily of cash, investments, and fixed assets and intangibles utilized by the corporate support functions.

                                                              QUARTERS ENDED       NINE MONTHS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION EXPENSE                         1999       1998       1999       1998
----------------------------------------------------------------------------------------------------
Total segment depreciation and amortization                 $16,513    $17,004    $48,317    $50,820
  expense
Depreciation and amortization of unallocated
  corporate assets                                            4,675      5,004     13,494     10,828
----------------------------------------------------------------------------------------------------
Total consolidated depreciation and
amortization expense                                        $21,188    $22,008    $61,811    $61,648
----------------------------------------------------------------------------------------------------

                                          QUARTERS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
--------------------------------------------------------------------------------
CAPITAL PURCHASES                         1999       1998       1999       1998
--------------------------------------------------------------------------------
Total segment capital purchases         $21,373    $22,503    $61,234    $60,238

Corporate capital purchases               5,757      5,876     17,488     28,258
--------------------------------------------------------------------------------
Total consolidated capital purchases    $27,130    $28,379    $78,722    $88,496
--------------------------------------------------------------------------------
1999 corporate capital purchases consist primarily of a new human resources information system and various other information system enhancements. 1998 corporate capital purchases consist primarily of SAP financial software implementation and various other information system enhancements.

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                                   NET SALES FROM EXTERNAL CUSTOMERS                LONG-LIVED ASSETS
                              QUARTERS ENDED             NINE MONTHS ENDED
                               SEPTEMBER 30,               SEPTEMBER 30,               SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
                            1999          1998          1999          1998          1999          1998
                            ----          ----          ----          ----          ----          ----
United SUnited States    $  411,997    $  463,724    $1,223,630    $1,412,096    $  310,790    $  391,863

Foreign countries             5,117         6,046        15,403        21,435         5,595         3,823
---------------------------------------------------------------------------------------------------------
Total consolidated       $  417,114    $  469,770    $1,239,033    $1,433,531    $  316,385    $  395,686
---------------------------------------------------------------------------------------------------------

      13. In April 1999, the Company announced that it will be selling National Revenue Corporation, its collections business which is included in the Deluxe Payment Protection Systems segment. This business contributed net sales of $28.2 million and $30.6 million for the quarters ended September 30, 1999 and 1998, respectively, and net sales of $94.5 million and $91.3 million for the nine months ended September 30, 1999 and 1998, respectively. The sale is currently expected to be completed in 1999 or early 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

The Company has organized its business units into seven operating segments based on the nature of the products and services offered by each: Deluxe Paper Payment Systems; Deluxe Payment Protection Systems; Deluxe Electronic Payment Systems; Deluxe Government Services; iDLX Technology Partners; Deluxe Direct Response; and Deluxe Direct. Deluxe Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Deluxe Payment Protection Systems provides payment protection, collection, electronic check conversion and risk management services to financial institutions and retailers. Deluxe Electronic Payment Systems provides electronic funds transfer processing and software services to the financial and retail industries. Deluxe Government Services provides electronic benefits transfer services to state governments and online medical eligibility verification services to the State of

New York. iDLX Technology Partners provides information technology development and support services and business process outsourcing services to financial services companies and to the Company's businesses. Deluxe Direct Response, which was sold in 1998, provided direct marketing, customer database management, and related services to the financial industry and other businesses. Deluxe Direct, which was sold in 1998, primarily sold greeting cards, stationery, and specialty paper products through direct mail. Most segments operate primarily in the United States. Deluxe Electronic Payment Systems and iDLX Technology Partners also have international operations.

Results of Operations - Quarter and Nine Months Ended September 30, 1999 Compared to the Quarter and Nine Months Ended September 30, 1998

NET SALES - Net sales were $417.1 million for the third quarter of 1999, down 11.2% from the third quarter of 1998 when sales were $469.8 million. Net sales were $1,239.0 million for the first nine months of 1999, down 13.6% from the first nine months of 1998 when sales were $1,433.5 million. These decreases are primarily due to discontinuing production of direct mail products and the sale of the remaining businesses in the Deluxe Direct Response and Deluxe Direct segments in 1998. These segments contributed net sales of $55.8 million and $186.8 million in the third quarter and first nine months of 1998, respectively. Deluxe Paper Payment Systems net sales decreased 1.5% to $311.5 million in the third quarter of 1999, as compared to $316.2 million in the third quarter of 1998. Sales for this segment decreased 3.5% to $927.4 million in the first nine months of 1999, as compared to $961.3 million in the first nine months of 1998. These decreases were primarily due to lower volume in the financial institution check printing business due to lost customers. The loss of business was due to competitive pricing requirements that fell below the Company's revenue and profitability per unit targets. This volume decrease was partially offset by increased volume for both the direct check printing business and the business forms business and increased revenue per unit for all businesses. Deluxe Electronic Payment Systems net sales increased 6.0% to $34.9 million in the third quarter of 1999, as compared to $32.9 million in the third quarter of 1998. Nine month sales for this segment increased 1.6% in 1999 to $97.7 million from $96.2 million during the same period last year. Increased volume in processing related revenues was partially offset by decreased software sales due to customer reluctance to make significant software changes prior to the turn of the century. Third quarter net sales for Deluxe Payment Protection Systems were flat compared to the third quarter of 1998 ($55.0 million in 1999 versus $54.9 million in 1998). Increased volume and revenue per inquiry for the Company's authorization businesses was offset by decreased volume for the Company's collections business. Nine month sales for this segment increased 7.2% from $162.6 million in 1998 to $174.2 million in 1999. This increase was due to increased volume, higher revenue per inquiry and price increases within the authorization businesses, as well as increased volume within the collections business. Net sales for the Deluxe Government Services segment increased 20.2%, or $2.2 million, to $13.2 million in the third quarter of 1999 and increased 17.5%, or $5.4 million, to $36.4 million in the first nine months of 1999. These increases were due to the roll out of additional states during the latter half of 1998 and the first nine months of 1999, increased transaction volume, and price increases on contract extensions and rebids. iDLX Technology Partners net sales to external customers of $3.1 million and $4.4 million in the third quarter and first nine months of 1999, respectively, represents an increase over 1998, as this segment was acquired in the second quarter of 1999.

GROSS MARGIN - Gross margin for the Company was 56.2% in the third quarter of 1999 compared to 44.8% in the third quarter of 1998. Gross margin for the Company was 56.3% for the first nine months of 1999 compared to 51.0% for the first nine months of 1998. 1998 cost of sales for the third quarter and first nine months includes restructuring charges of $10.9 million relating to discontinuing production of direct mail products and the planned closure of four additional financial institution check printing plants. Additionally, a charge of $41.0 million was recorded for asset impairments and accrued contract/relationship losses relating to the Deluxe Government Services segment. With these charges excluded, the Company's gross margin was 55.8% and 54.6% for the third quarter and first nine months of 1998, respectively. The improvement from 1998 is partially due to discontinuing production of direct mail products and the sale of the remaining businesses within the Deluxe Direct Response and Deluxe Direct segments, which contributed gross margins of 27.5% and 51.4%, respectively, during the first nine months of 1998. Deluxe Paper Payment Systems gross margin increased to 64.4% in the third quarter of 1999 from 64.0% in the third quarter of 1998, and increased to 64.0% for the first nine months of 1999 from 62.1% for the first nine months of 1998. These increases were due to cost reductions realized from financial institution check printing plant closings, process improvements within all businesses, and the loss of lower margin customers within the financial institution check printing business. Gross margin for Deluxe Government Services increased to 20.2% in the third quarter of 1999 from a negative 6.7% in the third quarter of 1998 and increased to 14.5% in the first nine months of 1999 from a negative 7.4% in the first nine months of 1998. These increases are due to the application of loss contract accounting, for which a reserve was recorded in the third quarter of 1998 (see Note 11 to the Notes to Consolidated Financial

Statements), as well as to lower depreciation and amortization expense due to the asset impairment charges recorded in the third quarter of 1998 (see Note 10 to the Notes to Consolidated Financial Statements). Gross margin for Deluxe Electronic Payment Systems increased to 33.1% in the third quarter of 1999 from 30.5% in the third quarter of 1998, and increased to 29.6% for the first nine months of 1999 from 27.9% for the first nine months of 1998, due primarily to the increased sales volume. Deluxe Payment Protection Systems gross margin decreased to 36.9% in the third quarter of 1999 from 42.9% in the third quarter of 1998, and decreased to 40.0% for the first nine months of 1999 from 45.6% for the first nine months of 1998. These decreases were primarily due to the product mix within the collections business. iDLX Technology Partners, which was acquired in the second quarter of 1999, contributed gross margins of 24.3% and 22.8% in the third quarter and first nine months of 1999, respectively.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSE (SG&A) - SG&A decreased $49.9 million, or 23.6%, from the third quarter of 1998 and $123.3 million, or 20.8%, from the first nine months of 1998. 1998 SG&A includes restructuring charges relating to the Company's initiative to reduce its SG&A expenses and the planned closing of four additional financial institution check printing plants. With these charges excluded, SG&A decreased $27.8 million, or 14.7%, from the third quarter of 1998 and $101.3 million, or 17.8%, from the first nine months of 1998. The decrease is primarily due to discontinuing production of direct mail products and the sale of the remaining businesses within the Deluxe Direct Response and Deluxe Direct segments in 1998. These businesses had $32.1 million and $110.8 million of SG&A in the third quarter and the first nine months of 1998, respectively. Deluxe Paper Payment Systems SG&A decreased 1.7% from the third quarter of 1998 and was flat versus the first nine months of 1998. This reflects a decrease within the financial institution check printing business resulting from consolidation efforts and reductions in the number of employees. This decrease is offset by increased marketing expenses for the direct mail check business due to an increased emphasis on new customer acquisition. Deluxe Electronic Payment Systems' SG&A decreased 2.2% from the third quarter of 1998 and 16.0% from the first nine months of 1998 due primarily to initiatives designed to lower SG&A, as well as reductions in Corporate support SG&A expenses, which results in lower expenses allocated to the segments. SG&A for Deluxe Government Services decreased 23.7% from the third quarter of 1998 and 27.8% from the first nine months of 1998 due to the fact that Corporate support expenses were not allocated to this segment in 1999. SG&A for Deluxe Payment Protection Systems increased 38.4% from the third quarter of 1998 and 23.8% from the first nine months of 1998 due primarily to costs incurred in conjunction with the Company's development of its Debit Bureau(SM)capabilities.

OTHER INCOME - Other income increased $1.0 million from the third quarter of 1998 due primarily to restructuring charges recorded in 1998 relating to discontinuing production of direct mail products and the planned closing of four additional financial institution check printing plants. These charges were partially offset by the reversal of a portion of the reserve for 1997 legal proceedings (see note 5 to the Notes to Consolidated Financial Statements) and a gain on the sale of the Company's card services business. Other income decreased $2.4 million from the first nine months of 1998 due primarily to losses on the disposition of assets in 1999.

INCOME TAX EXPENSE - The Company's effective tax rate decreased to 38.0% for the first nine months of 1999 from 41.5% for the comparable period in 1998 due primarily to decreased state tax expense as a result of various tax reduction initiatives undertaken by the Company.

NET INCOME (LOSS) - Net income for the third quarter of 1999 increased to $49.1 million, compared to a net loss of $.1 million for the third quarter of 1998. Net income for the first nine months of 1999 increased to $144.9 million, compared to net income of $85.7 million for the first nine months of 1998. The increase is due to the restructuring charges, asset impairment charges and accrued losses on long-term service contracts and relationships which were recorded in 1998 and which are discussed above and in the Notes to Consolidated Financial Statements. Excluding these charges and their related tax impacts, 1999 net income increased $2.6 million, or 5.6%, from the third quarter of 1998, and increased $12.6 million, or 9.5%, from the first nine months of 1998. The increase is due to the improvement in the Company's operating margin from 14.9% in the first nine months of 1998 to 18.4% in the first nine months of 1999. This improvement results from the better performance from ongoing operations which is more specifically discussed above, as well as from the sale of the businesses within the Deluxe Direct Response and Deluxe Direct segments in 1998.

Financial Condition - Liquidity

Cash provided by operations was $158.9 million for the first nine months of 1999, compared with $178.1 million for the first nine months of 1998. The decrease is due to a payment of $32.2 million in February 1999 for a judgement against one of the Company's subsidiaries (see Note 5 to Notes to Consolidated Financial Statements). This decrease was partially offset by decreased accounts receivable due to decreased sales and an increase in Automated Clearing House
(ACH) processing of cash receipts within the Deluxe Paper Payment Systems segment. Cash from operations represents the Company's primary source of working capital for financing capital expenditures and paying cash dividends.

The Company's working capital on September 30, 1999 was $42.9 million compared to $181.3 million on December 31, 1998. The Company's current ratio on September 30, 1999 was 1.1 to 1, compared to 1.4 to 1 on December 31, 1998. The decrease is due primarily to the use of cash during the first nine months of 1999 to repurchase stock of the Company and to complete two acquisitions (see Notes 6 and 7 to Notes to Consolidated Financial Statements).

Financial Condition - Capital Resources

Purchases of capital assets totaled $78.7 million for the first nine months of 1999 compared to $88.5 million during the comparable period one year ago. As of September 30, 1999, the Company had uncommitted bank lines of credit of $115 million available at variable interest rates. The average amount drawn on these lines during the first nine months of 1999 was $1.5 million at a weighted average interest rate of 5.12%. As of September 30, 1999, there were no amounts outstanding under these lines of credit. No amounts were drawn on these lines during 1998 and there was no outstanding balance at December 31, 1998. The Company also had committed lines of credit of $650 million available for borrowing and as support for commercial paper. As of September 30, 1999 and December 31, 1998, the Company had no commercial paper outstanding and no indebtedness outstanding under its committed lines of credit. Additionally, the Company had a shelf registration in place to issue up to $300 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of September 30, 1999 and December 31, 1998, no such notes were issued or outstanding.

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

As of September 30, 1999, overall project remediation was 100% complete for the Company's domestic operations, including mission critical areas and all areas regulated by the Federal Financial Institution Examination Council (FFIEC). The international operations of iDLX are completing their remediation efforts and should be certified as year 2000 compliant in November. Also during 1999, the project focus shifted toward ongoing post-certification review and contingency plan completion. As of September 30, 1999, contingency plan development across all computerized asset categories and Deluxe business units was approximately 90% complete. In June 1999, contingency planning was 100% complete for all areas within the Company regulated by the FFIEC.

As part of its year 2000 review, the Company also assessed the readiness of the embedded chip equipment in its domestic facilities. This assessment included all plant manufacturing equipment, HVAC systems, building security systems, personal computers and other office equipment such as printers, faxes and copy machines. The most frequent method of achieving compliance in this area is replacing non-compliant systems and equipment. This effort was completed in June 1999.

Another area of focus for the Company is the year 2000 readiness of its significant suppliers and customers, both from the standpoint of technology and product and service provision. These external organizations were contacted and they have provided responses to year 2000 assessment requests. Site visits were made and action plans were developed as appropriate, based on the importance of the organizations to the Company's ability to provide products and services. This category was completed in March 1999 and will be monitored going forward until the year 2000.

COSTS - The Company expects to incur project expenses of approximately $28.4 million over the life of its year 2000 project, consisting of both internal staff costs and external consulting expenses, with $24.5 million having been incurred through September 30, 1999. Funds for the initiative are provided from a separate budget of $28.4 million for the remediation of all affected systems. The Company's SAP software implementation costs and other capital expenditures associated with replacing or improving affected systems are not included in these cost estimates. The Company has not deferred any material information technology project as a result of this initiative.

RISK AND CONTINGENCY - Because of the nature of the Company's business, the year 2000 issue would, if unaddressed, pose a material business risk for the Company. Business operations may be at risk, as would customer information interfaces and the provision of products and services. The risk is increased by the potential for the Company to fall out of compliance with policies set by the FFIEC, the National Credit Union Agency and other federal and regional regulatory bodies. The Company believes that with the completed modifications to existing systems and the replacement or retirement of other systems, the year 2000 compliance issue has been resolved in a timely manner and will not pose significant operational problems for the Company. In addition to the modifications, replacements and retirements, the Company has developed risk mitigation processes and is creating contingency plans in an effort to limit the inherent risk of the year 2000 issue. Manual fall-back processes and procedures are being identified and put in place, particularly in cases where vendor equipment or services begin to demonstrate the potential to be unavailable. The Company is also preparing plans to deploy internal teams to repair problems as they arise when the next century begins. Ongoing audit reviews are currently in progress and are scheduled to continue into 2000 to ensure that compliance control processes continue to be used. In addition, the Company is enhancing its existing business resumption plans.

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

In April 1999, the Company announced the creation of a new business unit, eFunds. This business unit will be comprised of eFunds Corporation (f/k/a Deluxe Electronic Payment Systems, Inc.), Debit Bureau (SM), Chex Systems, Inc., Deluxe Payment Protection Systems, Inc. and eFunds Tustin, which was acquired in February 1999, under a single management group. The Company believes that combining these businesses into a single integrated unit will provide opportunities for revenue and profit growth in excess of what would have been generated had they continued to operate independently. The Company also announced that it plans to reduce its Corporate support group and will be moving some Corporate resources into the Company's operating units in order to enable them to operate more independently. The implementation of this initiative could lead to a restructuring charge in future periods. The transition to this new business model is expected to be completed by January 1, 2000. In addition, the Company has stated that it will be selling National Revenue Corporation, the Company's collection business, as it does not fit into the Company's new business model.

In April 1999, the Company's Board of Directors authorized the repurchase of up to 10 million shares of the Company's Common Stock. Through September 30, 1999, the Company purchased 4.7 million of the 10 million shares. Market conditions permitting and depending on the amount of cash available to the Company for this purpose and its other investment opportunities, additional share repurchases could occur in the fourth quarter of 1999.

The Company has recently been notified that the prime contractor for a number of states and state coalitions for which the Company's Deluxe Government Services business provides switching services does not intend to renew its switching agreement with the Company. The Company is currently negotiating with the contractor regarding the timing and cost of this transition and the subsequent conversion of the switching services to a third party. The Company will adjust the charge described in Note 11 to the Notes to Consolidated Financial Statements when the results of these negotiations are reasonably estimable, but it is possible that the loss of this agreement and revenue stream will require the Company to record an additional accrual.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As of September 30, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $38.9 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore would not expect to recognize an adverse impact on net income or cash flows in such an event.

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

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. This discussion supersedes the discussion in Item 5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

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

Recent Strategic Initiatives. The Company has recently announced the creation of eFunds, a new business unit comprised of eFunds Corporation (f/k/a Deluxe Electronic Payment Systems, Inc.), Debit Bureau(SM), Chex Systems, Inc., Deluxe Payment Protection Systems, Inc. and eFunds Tustin. It is hoped that combining these businesses into a single business unit will increase their opportunities for revenue and profit growth. The Company has also announced an intention to transfer certain resources and responsibilities from its corporate group to its operating units in an effort to enable them to more efficiently respond to market opportunities and conditions. The precise benefits, if any, that may result from these initiatives cannot presently be quantified. Further, accomplishing the goals of the reorganization is dependent upon identifying and developing new products and services, some or all of which may be directed at markets not now served by the Company. The successful execution of this strategy is also dependant upon identifying and retaining personnel and third parties with the expertise needed to develop and implement the Company's strategic initiatives. Portions of the initiative may also involve identifying and reaching agreements with strategic alliance partners and acquisition targets. Unexpected delays are common in endeavors of this type and can arise from a variety of sources, many of which will likely have been unanticipated. The likelihood that the reorganization will achieve its goal of incrementally increasing the revenues and profits of the businesses included in the eFunds business unit must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development and execution of new business initiatives and the competitive, rapidly changing environment in which eFunds will operate. As a result, although the Company has set annual revenue growth targets for its eFunds business unit at 20 percent for the years 2000 and 2001, and hopes to achieve higher levels of growth in subsequent years, there can be no assurance that these targets will in fact be achieved. In addition, the implementation of these initiatives could lead to a restructuring charge in an amount that, although not yet quantified, may be material.

iDLX Technology Partners. There can be no assurance that the services proposed to be offered by the Company's iDLX Technology Partners (iDLX) business unit will achieve market acceptance in either the United States or India. To date, the operations of iDLX have not been profitable. In addition, the Company has only limited operational experience in India. The successful development of iDLX is subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an extended operating history, reliance on key personnel, a need to attract and retain qualified employees in a highly competitive labor market, a competitive environment characterized by numerous well-established and well-capitalized competitors and the risk that the reputation of the business could be more adversely affected by any customer service issues or problems than would be the case with a more established firm. Further, in developing iDLX, the Company faces additional complexities arising from the maintenance of certain of its functions in India. In addition to the normal complications that arise in connection with the management of remote locations, operations in foreign countries are subject to numerous potential obstacles including, among other things, cultural differences, political unrest, export controls, governmental interference or regulation (both domestic and foreign), currency fluctuations, personnel issues and varying competitive conditions. There can be no assurance that one or more of these factors, or additional causes or influences, many of which are likely to have been unanticipated and beyond the ability of the Company to control, will not operate to inhibit the success of iDLX. As a result, there can be no assurance that this business unit will achieve its announced 1999 and 2000 revenue targets of $25 million and $50 million, respectively (excluding intercompany sales), or that this unit will ever generate significant revenues or profits or provide an adequate return on the Company's investment.

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

IDDA Initiative. The Company has recently announced a initiative to develop an Internet demand deposit account opening product. This product is not yet fully operational. Unanticipated delays and expenses are common in these types of product development efforts and there can be no assurance that the Company's planned development schedule will be achieved. Further, even if the product is successfully developed, there can be no assurance that the system will achieve widespread market acceptance or generate incremental revenues in material accounts. In addition, even if the product is successfully completed, technological change occurs at a rapid pace in the Internet applications area, and there can be no assurance that competing products or systems will not be introduced that will narrow or limit the market for the Company's system or render it obsolete.

Share Repurchase Program. In April 1999, the Board of Directors of the Company authorized the repurchase of up to 10,000,000 shares of the Company's Common Stock. Through September 30, 1999, the Company has purchased 4.7 million of the shares included in this authorization. The completion of this program is, however, dependant upon market conditions, including the availability of a sufficient number of shares at prices determined by management of the Company to be reasonable, the amount of cash available to the Company for this purpose and the Company's other investment opportunities. Accordingly, if appropriate conditions or circumstances do not prevail during the planned repurchase period, the Company will not purchase the entire allotment of shares authorized by the Board.

Timing and Amount of Anticipated Cost Reductions. With regard to the results of the Company's ongoing cost reduction efforts (including the Company's current review of its SG&A expense levels), there can be no assurance that the projected annual cost savings will be fully realized or will be achieved within the time periods expected. The implementation of the printing plant closures upon which some of the anticipated savings depend is, in large part, dependent upon the successful development of the software needed to streamline the check ordering process and redistribute the resultant order flow among the Company's remaining printing plants and the implementation schedules of the Company's customers. The Company has previously experienced unanticipated delays in the planned roll-out of its on-line ordering system and Year 2000 moratoriums by the Company's customers have delayed the Company's original plant closing schedule. There can be no assurances that additional sources of delays will not be encountered. Any such event could adversely affect the planned consolidation of the Company's printing facilities and the achievement of the expected productivity improvements and delay the realization or reduce the amount of the anticipated expense reductions.

In addition, the achievement of the targeted level of cost savings is dependent upon the successful execution of a variety of other cost reduction strategies throughout the Company's operations. These additional efforts include the consolidation of the Company's purchasing process and certain administrative and sales support organizations, headcount reductions and other efforts. The optimum means of realizing many of these strategies is being evaluated by the Company in view of the Company's recent efforts to transfer certain resources and responsibilities from its corporate group to its operating units. The goodwill amortization associated with the Company's recent acquisitions of eFunds Tustin and the remaining 50 percent ownership interest in its joint venture with HCL Corporation of India, as well as any future acquisitions, may also act to offset some of the benefits sought to be achieved through this program. Unexpected delays, complicating factors and other hindrances are common in the implementation of these types of endeavors and can arise from a variety of sources, some of which are likely to have been unanticipated. The Company may also incur additional charges against its earnings in connection with future programs. A failure to timely achieve one or more of the Company's primary cost reduction objectives could materially reduce the benefit to the Company of its cost savings programs and strategies or substantially delay the full realization of their expected benefits.

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

Other Dispositions and Acquisitions. In connection with its ongoing restructuring and growth initiatives, the Company may also consider divesting or discontinuing the operations of various business units and assets and the Company may undertake one or more significant acquisitions. Any such divestiture or discontinuance could result in write offs by the Company, some or all of which could be significant. In addition, a significant acquisition could result in future earnings dilution for the Company's shareholders. Acquisitions accounted for as a purchase transaction could also adversely affect the Company's reported future earnings due to the amortization of the goodwill and other intangibles associated with the purchase.

The Company has announced its intention to divest National Revenue Corporation, the Company's collection business. This sale is currently expected to be completed in the fourth quarter of 1999 or early 2000. Delays and unforeseen difficulties are, however, common in transactions of this type and so there can be no assurance that this sale schedule can be achieved.

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

Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income for at least the next several years. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services, are in various stages of maturity or development and additional systems will likely be introduced. The Company believes that there will continue to be a substantial market for checks for the foreseeable future, although a reduction in the volume of checks used by consumers is expected. The rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot, however, be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for the Company's primary products and its account verification and payment protection services. Although the Company believes that its recent acquisition of eFunds Tustin may contribute to the continued viability of the paper check as a payment mechanism by accelerating processing times and reducing processing costs, there can be no assurance that the check conversion technology developed by this new subsidiary and its competitors will achieve widespread acceptance or have a measurable impact on the sales volume of the Company's principal products.

The introduction of the alternative payment methodologies described above has also resulted in an increased interest by third parties in transaction processing, authorization and verification, as well as other methods of effecting electronic payments, as a source of revenue. This increased interest level has led to increased competition for the Company's transaction processing and authorization businesses. The payment processing industry is characterized by continuously evolving technology and intense competition. Many participants in the industry have substantially greater capital resources and research and development capabilities than the Company. There can be no assurance that the Company's competitors and potential competitors will not succeed in developing and marketing technologies, services or products that are more accepted in the marketplace than those offered or envisioned by the Company. Such a development could result in the loss of significant customers by the Company's eFunds business unit, render the Company's technology and proposed products obsolete or noncompetitive or otherwise materially hinder the achievement of the growth targets established for this business unit. Initiatives that may be undertaken by the Company in connection with Internet commerce-based activities would be particularly susceptible to these types of competitive risks and the rapid development and deployment of Internet technologies, products and services may present unanticipated competitive risks to the Company's current business that may be material and adverse.

Effect of Financial Institution Consolidation. Recent consolidation within the banking industry has resulted in increased competition and consequent pressure on check prices. This concentration greatly increases the importance to the Company of retaining its major customers and attracting significant additional customers in an increasingly competitive environment. Although the Company devotes considerable efforts towards the development of a competitively priced, high quality suite of products for the financial services industry, there can be no assurance that significant customers will not be lost or that any such loss can be counterbalanced through the addition of new customers or by expanded sales to the Company's remaining customers.

Revised Analytic Approach. The Company has announced that it is applying a new methodology for evaluating the Company's projected return on various forms of investment. The use of this methodology represents a revised analytic approach by the Company and the long-term benefits to be derived therefrom cannot presently be precisely determined.

Raw Material, Postage Costs and Delivery Costs. Increases in the price of paper and the cost of postage can adversely affect the profitability of the Company's printing and mail order businesses. Events such as the 1997 UPS strike can also adversely impact the Company's margins by imposing higher delivery costs. Competitive pressures and overall trends in the marketplace may have the effect of inhibiting the Company's ability to reflect increased costs of production or delivery in the prices of its products.

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

Year 2000 Readiness Disclosure. In 1996, the Company initiated a company-wide program to prepare its computer systems, applications and embedded chip equipment for the year 2000 and to evaluate the readiness of its third-party suppliers/customers for the millennium date change. Although the Company presently believes that with the planned modifications to existing systems and the replacement or retirement of other systems, the year 2000 compliance issue will be resolved in a timely manner and will not pose significant operational problems for the Company, there can be no absolute assurances in this regard. The Company's business operations, as well as its ability to provide products and services to its customers without undue delay or interruption, could be at risk in the event unanticipated year 2000 issues arise. In addition, there can be no absolute assurances that unanticipated expenses related to the Company's ongoing year 2000 compliance efforts will not be incurred. The Company has communicated with its key suppliers and customers to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. There can be no guarantee, however, that the systems of other companies on which the Company's systems rely will be converted in a timely manner or in a manner that is compatible with the Company's systems. A failure by such a company to convert their systems in a timely manner or a conversion that renders such systems incompatible with those of the Company could have a material adverse effect on the Company and there can be no assurance that any contingency plans developed by the Company will adequately mitigate the effects of any third party noncompliance. In addition, it is unrealistic to assume that the Company could remain unaffected if the year 2000 issue results in a widespread economic downturn. It is also possible that the Company's insurance carriers could assert that its existing liability insurance programs do not cover liabilities arising out of any operational problems associated with the advent of the year 2000.

Further, although the Company's operations in India are not material to its business taken as a whole, it is reasonable to expect that disruptions caused by Year 2000 issues are more likely to occur in nations with a less well developed technology infrastructure. The Company believes it has developed appropriate contingency plans and remedial procedures for its Indian operations in the event of Year 2000 problems, but these plans and procedures could prove unsuccessful in the event of widespread or long-term disruptions caused by the millennium date change. In such an event, the Company would be required to develop long-term business resumption plans and procedures for its Indian operations and would likely incur expenditures that are not presently anticipated.

NEW 14a-4 NOTICE DEADLINE

Under the Company's amended Bylaws, the Company's Board of Directors may exclude proposals (including director nominations) from consideration at its annual shareholder's meeting if such proposals are not submitted on or before a date (the "Notice Date") at least 120 days prior to the date the Company's proxy statement was released to shareholders in connection with the previous year's annual meeting of shareholders. In addition, the proxies solicited by the Company's Board of Directors may confer discretionary authority upon the persons named therein to vote upon any matter submitted for consideration at any regular meeting of shareholders (without discussion of the matter in the Company's proxy statement) if the Company does not receive proper notice of such mater prior to the Notice Date. The Notice Date applicable to the Company's 2000 annual meeting of shareholders is December 3, 1999.

Item 6. Exhibits and Reports on Form 8-K

(a)         The following exhibits are filed as part of this report:


       Exhibit No.                   Description                Method of Filing
       -----------                   -----------                ----------------

           3.1          Articles of Incorporation                    *
                        (incorporated by reference to Exhibit
                        3(A) to the Company's Annual Report on
                        Form 10-K for the year ended December
                        31, 1990)

           3.2          Bylaws (as amended August 5, 1999)       Filed herewith

           4.1          Amended and Restated Rights Agreement,       *
                        dated as of January 31, 1997, by and
                        between the Company and Norwest Bank
                        Minnesota, National Association, as
                        Rights Agent, which includes as
                        Exhibit A thereto, the form of Rights
                        Certificate (incorporated by reference
                        to Exhibit 4.1 to the Company's
                        Amendment No. 1 on Form 8-A/A-1 (File
                        No. 001-07945) filed with the
                        Securities and Exchange Commission
                        (the "Commission") on February 7,
                        1997).

           4.2          Indenture, relating to up to                 *
                        $150,000,000 of debt securities
                        (incorporated by reference to Exhibit
                        4.1 to the Company's Registration
                        Statement on Form S-3 (33-32279) filed
                        with the Commission on November 24,
                        1989).

           4.3          Amended and Restated Credit Agreement,       *
                        dated as of July 8, 1997, among the
                        Company, Bank of America National
                        Trust and Savings Association, as
                        agent, and the other financial
                        institutions party thereto related to
                        a $150,000,000 committed line of
                        credit (incorporated by reference to
                        Exhibit 4.3 to the Company's Annual
                        Report on Form 10-K for the year ended
                        December 31, 1997).

           4.4          Credit Agreement, dated as of August     Filed herewith
                        30, 1999, among the Company, Bank of
                        America, N.A., as the sole and
                        exclusive administrative agent, and
                        the other financial institutions party
                        thereto related to a $500,000,000
                        revolving credit agreement.

          12.3          Computation of Ratio of Earnings to      Filed herewith
                        Fixed Charges

          27.3          Financial Data Schedule                  Filed herewith


        ----------------------
        *Incorporated by reference

        (b) The registrant did not, and was not required to, file any reports on form 8-K during the quarter for which this report was filed.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DELUXE CORPORATION
                                           (Registrant)


Date   November 12, 1999                /s/ J. A. Blanchard III
                                            ------------------------------------
                                            J.A. Blanchard III, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


Date   November 12, 1999                /s/ Thomas W. VanHimbergen
                                            ------------------------------------
                                            Thomas W. VanHimbergen
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS


       Exhibit No.                   Description                     Page Number
       -----------                   -----------                     -----------

           3.2          Bylaws (as amended August 5, 1999)

           4.4 Credit Agreement, dated as of August 30, 1999, among the Company, Bank of America, N.A., as the sole and exclusive administrative agent, and the other financial institutions party thereto related to a $500,000,000 revolving credit agreement.

           12.3         Computation of Ratio of Earnings to Fixed
                        Charges

           27.3         Financial Data Schedule