Form 10-K405
period 1999-12-31
DELUXE CORP
filed 2000-03-30
CIK 27996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _x_ Yes ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant is $1,836,947,704 based on the last sales price of the registrant's common stock on the New York Stock Exchange on March 15, 2000. The number of outstanding shares of the registrant's common stock as of March 15, 2000 was 72,218,276.

                                     PART I


ITEM 1.    NARRATIVE DESCRIPTION OF BUSINESS

   Deluxe Corporation (collectively with its subsidiaries, the "Company") is a leading provider of integrated risk management, electronic transaction services and paper payments to the financial services and retail industries. The Company is headquartered in Shoreview, Minnesota, and has facilities in the United States, India, Canada and the United Kingdom. The Company's products and services are sold primarily in the United States.

   The Company's operations are conducted by Deluxe Corporation and 25 subsidiaries. During 1999, the Company classified its operations into four business segments: Paper Payment Systems, Electronic Payment Solutions, Professional Services and Government Services. During 1997 and 1998, the Company had two additional segments: Direct Response and Deluxe Direct. These businesses were divested in 1998.

   The Company was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, the Company was named Deluxe Check Printers, Incorporated. The Company's principal executive offices are located at 3680 Victoria St. N., Shoreview, Minnesota 55126-2966, telephone (651) 483-7111.

Paper Payment Systems

   Paper Payment Systems ("PPS") provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. PPS sold checks to more than 10,000 financial institutions and fulfilled approximately 105 million check order equivalent units in 1999, as opposed to approximately 111 million equivalent units in 1998. Depositors commonly submit initial check orders and reorders to their financial institutions, which forward them to one of PPS' printing plants. Printed checks are shipped directly by PPS to the depositors and PPS' charges are typically paid directly from the depositors' accounts. PPS, through a separate subsidiary, also provides direct mail checks to consumers and small businesses. PPS endeavors to produce and ship all check orders within two days after receipt of the order. PPS generated revenues of approximately $1,232.9 million in 1999, accounting for approximately 74.7% of the Company's total revenues during that year.

   Payment systems and methods have been changing in the United States in recent years as banking and other industries have introduced alternatives to the traditional check, including, among others, charge cards, credit cards, debit cards and electronic payment systems. Sales of checks have also been subject to increased competition and consequent pressure on prices. In addition, the direct mail segment of the check market is growing as a lower-priced alternative to financial institution checks and, in 1999, represented an estimated 21 percent of the personal check industry. These developments have produced a mature market for checks and have created pricing pressure on PPS' check sales.

   The Company believes that checks will likely remain an important part of consumers' payment options for many years. To stabilize its check printing operations and improve profitability, the Company has focused in recent years on controlling expenses and increasing efficiency (see "Recent Developments"). The Company has also focused on higher margin products and services, such as specially designed checks and licensed check designs. At the same time, the growing direct mail check segment has been an opportunity for PPS' direct mail personal check operations.

   In addition, Business Forms & Supplies, a business unit of PPS, produces and markets short-run computer and business forms and checks. Both product lines are sold primarily through direct mail, telephone marketing and new account referrals from financial institutions.

Electronic Payment Solutions

   The Electronic Payment Solutions segment includes eFunds Corporation (f/k/a Deluxe Electronic Payment Systems, Inc.), Chex Systems, Inc. ("Chex Systems"), DebitBureau(SM), Deluxe Payment Protection Systems, Inc. and an electronic check conversion company that the Company acquired in February 1999 (see "Recent Developments"). This business is a leading third party processor of electronic funds transfers in the United States and processed approximately five billion transactions in 1999. The business offers software for such purposes in the United States and foreign markets. The Electronic Payment Solutions segment serves the growing debit payment industry and provides a number of decision support and risk management products and services to combat identity fraud and account abuse using the Debit Bureau(SM) database. Chex Systems is the leader in the account verification business, providing risk management information to approximately 85,000 financial institution offices. Through its Shared Check Authorization Network ("SCAN"), Deluxe Payment Protection Systems, Inc. operates one of the nation's leading check verification services with a network consisting of thousands of retail locations that share risk-management information. Electronic Payment Solutions had revenues (including inter-company sales) of $241.4 million in 1999, or approximately 14.4% of the Company's total 1999 revenues.

Professional Services

   In April 1999, the Company acquired the remaining 50% ownership interest in HCL-Deluxe, N.V., a joint venture which the Company entered into with HCL Corporation of India in 1996, for $23.4 million. The joint venture commenced operations in 1997. This business provides information technology development, maintenance and support services and business process management services to financial services companies and to all the Company's businesses. Professional Services had net sales (including inter-company sales) of $19.4 million for all of 1999.

Government Services

   Government Services provides electronic benefit transfer ("EBT") services to state and local governments. The business manages, supports and controls the electronic payment of government food and cash benefits for the purchase of goods and services in a retail environment and the distribution of cash in a bank network and retail environment. Government Services currently supports, alone or in conjunction with other providers, electronic benefit transfer programs in nine individual states and local governments and three consortiums comprising 21 states. Government Services also provides Medicaid verification services. Government Services produced approximately $48.3 million in revenues in 1999.

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

   Current is a direct mail supplier of social expression products, including greeting cards, gift wrap, small gifts and related products. Current's Social Expressions business is seasonal and holiday-related. Historically, more than one-third of Current's annual sales have been made in the fourth quarter. Current's direct mail check business was not included in the divestiture and is included in "Paper Payment Systems." Paper Direct is a direct mail marketer of specialty papers, presentation products and pre-designed forms for laser printing and desktop publishing.

Direct Response

   Direct Response, which was divested in 1998, developed targeted direct mail marketing campaigns for financial institutions and it also sold personalized plastic ATM cards and credit and debit cards to financial institutions and retailers and driver's licenses and other identification cards to government agencies. Direct Response provided database products from the Company's Deluxe Data Resources, FUSION Marketing(SM) and Deluxe MarketWise(TM) businesses and fulfillment services that included printing and mailing direct mail marketing pieces (including letter checks offered to credit card holders) and tracking customer response rates. The Direct Response business unit contributed approximately $43 million in revenues in 1998.

RECENT DEVELOPMENTS

eFunds (Tustin) Acquisition

   In February 1999, the Company acquired all of the outstanding shares of eFunds Corporation of Tustin, California for $13 million. This company provides electronic check conversion and electronic funds transfer solutions for financial services companies and retailers. This business is included in the Electronic Payment Solutions segment.

IPO/Split-off of eFunds

   During 1999, the Company announced that it planned to reduce its corporate support group and move most corporate resources into the Company's operating units to enable them to operate more independently. These moves were substantially completed by the end of 1999. In April 1999, the Company announced that it was changing its business model to a holding company structure with four independently operated business units: Paper Payment Systems; Electronic Payment Solutions; Professional Services and Government Services. In January 2000, the Company announced that its Board of Directors approved a plan to combine its Electronic Payment Solutions, Professional Services and Government Services segments into a separate, independent, publicly traded company to be called eFunds Corporation ("eFunds"). Management believes that the plan to split-off the Company's higher growth businesses is consistent with its strategy to create strategically focused enterprises that can independently achieve their business objectives, raise capital and pursue growth opportunities in their respective markets. Management also believes that splitting-off its electronic payment and e-commerce related businesses into a publicly traded company maximizes shareholder value.

   The Company has announced that eFunds plans to issue shares of its common stock to the public through an initial public offering. After this offering, the Company will continue to own at least 80.1% of eFunds' outstanding shares. The Company plans to distribute all of its shares of eFunds' common stock to its shareholders who tender shares of the Company's common stock in an exchange offer (the Split-off). The Company intends to request a private letter ruling from the Internal Revenue Service (IRS) that the Split-off would be a tax-free transaction to the Company and its shareholders. The Split-off is contingent upon the Company receiving a favorable tax ruling from the IRS.

   As part of the Split-off, the Company and eFunds will enter into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation. The agreements relate to matters such as consummation of the public offering and the Split-off, registration rights for the Company, intercompany loans, software development and business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services.

Sale of NRC

   In December 1999, the Company sold NRC Holding Corporation and its subsidiaries (NRC) as these collection businesses did not fit into the Company's new business model.

Acquisition of Designer Checks

   In February 2000, the Company acquired all of the outstanding shares of Designer Checks for $97.0 million. Designer Checks produces specialty design checks and related products for direct sale to consumers and will be included in the Company's Paper Payment Systems segment.

ATM Provider

   In March 2000, the Company paid $20 million for an approximately 24% interest in a limited liability company that provides automated teller machine (ATM) management and outsourcing services to retailers and financial institutions. The Company has previously entered into vault cash agreements with the limited liability company to supply cash for ATMs in various locations throughout the United States.

Plant Closings

   In the first quarter of 1996, the Company announced a plan to close 21 of its financial institution check printing plants over a two-year period. Four additional closings were scheduled to occur in 1999 and 2000. The plant closings were made possible by advancements in the Company's telecommunications, order processing and printing technologies. As of December 31, 1999, the production and front-end functions at all 21 of the plants included in the 1996 announcement were closed. The front-end operations of three of these plants remained open at the end of 1998 and were closed in 1999. Also, three of the four plants scheduled to be closed in 1999 and 2000 were closed as of December 31, 1999, with the fourth plant closed in March 2000.

Restructuring Charges

   During the third quarter of 1998, the Company recorded pretax restructuring charges of $39.5 million. The restructuring charges included costs associated with the Company's initiative to reduce its selling, general and administrative (SG&A) expense, discontinuing production of the Direct Response segment's direct mail products, as well as the closing of four additional financial institution check printing plants. The Company anticipated eliminating 800 SG&A positions within sales, marketing, finance, human resources and information services. Discontinuing production of direct mail products was expected to result in the elimination of 60 positions. The check printing plant closures were expected to affect approximately 870 employees. As of the end of 1999, three of the four check printing plants were closed, with the remaining plant closed in the first quarter of 2000. Reductions in SG&A positions are expected to continue through 2000.

   During 1999, restructuring accruals of $12.2 million were reversed. The majority of this amount related to the Company's initiatives to reduce its SG&A expense and to discontinue production of direct mail products. The excess accrual amount occurred when the Company determined that it was able to use in its ongoing operations a greater portion of the assets used in the production of direct mail products than originally anticipated, as well as changes in the SG&A expense reduction plans due to the plan announced in April 1999 to reorganize the Company into four independently operated business units. The remainder of the accrual reversal related to the Company's planned reductions within its financial institution check printing business and the Company's decision in 1999 to maintain the international operations of Electronic Payment Solutions. Also during 1999, the Company recorded a restructuring accrual of $.8 million for employee severance and $.8 million for estimated losses on asset dispositions related to the planned closing of one collections office and planned employee reductions in another collections office within the Company's collections business that was sold in 1999.

Government Services Charges

   Asset impairment charges of $.5 million and $26.3 million were recorded in 1999 and 1998, respectively, to write-down the carrying value of long-lived assets of the Government Services segment. The assets consist of point-of-sale equipment, internal-use software and capitalized installation costs utilized in the electronic benefits transfer (EBT) activities of this segment. Management has concluded that the operating losses incurred by this business will continue. This is primarily due to the fact that the variable costs associated with supporting benefit recipient activity are higher than originally anticipated and actual transaction volumes are below original expectations. In calculating the impairment charges, the Company determined that the assets utilized by this business have no fair market value, and so the long-lived assets of this business were reduced to a carrying value of $0. The charges recorded in 1999 represent the write-down of long-lived assets purchased by the Government Services segment during 1999.

   During 1998, the Company recorded charges of $14.7 million to reserve for expected future losses on existing long-term contacts of the Government Services segment. Due to a continuing strong economy, record low unemployment and welfare reform, the actual transaction volumes and expected future revenues of this business are well below original expectations. Additionally, actual and expected future telecommunications, installation, help desk and other costs are significantly higher than originally anticipated. These factors resulted in expected future losses on the existing electronic benefits transfer contracts of this business.

   During 1999, charges of $8.2 million were recorded to reserve for additional expected future losses on the contracts of the Government Services segment. A majority of the charges resulted from the conclusion of settlement negotiations with a prime contractor regarding the timing and costs of transitioning switching services to a new processor. Also, lower than projected actual transaction volumes (primarily related to states fully rolled-out in 1999) contributed to the changes in the estimates underlying the 1998 charges. These increases to the reserve for accrued contract losses were partially offset by the application of $2.3 million of contract losses against the reserve during 1999.

   The Company is currently in negotiations with the prime contractor for a state coalition for which the Company's Government Services business provides EBT services. To date, the Company and the prime contractor have been operating without a binding, legally enforceable contract. The Company is continuing to negotiate towards a final agreement with the prime contractor, and it is likely that the execution of this definitive agreement will result in additional charges.

   It is anticipated that Government Services will be part of eFunds following the Split-off and will likely be managed in accordance with the business strategies of eFunds as an independant company.

EMPLOYEES

   The Company had approximately 11,900 full- and part-time employees as of March 1, 2000. It has a number of employee benefit plans, including a 401(k) plan, retirement and profit sharing plans and medical and hospitalization plans. The Company has never experienced a work stoppage or strike and considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

   Reference is made to the information appearing under the caption "Note 15. Business segment information" of the Notes to Consolidated Financial Statements appearing in Part II of this Annual Report on Form 10-K.

FINANCIAL INFORMATION ABOUT DOMESTIC OPERATIONS AND EXPORT SALES

   Reference is made to the information appearing under the caption "Note 15. Business segment information" of the Notes to Consolidated Financial Statements appearing in Part II of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company are elected by the Board of Directors each year. The term of office of each executive officer will expire at the annual meeting of the Board of Directors that will be held after the regular shareholders meeting on August 4, 2000. The principal occupation of each executive officer is with the Company, and their positions are as follows:

                                                                       Executive
                                                                        Officer
      Name                               Position              Age       Since
      ----                               --------              ---       -----

John A. Blanchard III     Chairman of the Board, President      57         1995
                          and Chief Executive Officer

Lawrence J. Mosner        Vice Chairman of the Board and        57         1995
                          Executive Vice President

Thomas W. VanHimbergen    Executive Vice President and Chief    51         1997
                          Financial Officer

Ronald E. Eilers          Senior Vice President and             52         1996
                          General Manager, Paper
                          Payment Systems

Debra A. Janssen          President and Chief Operating         43         1999
                          Officer, eFunds

John H. LeFevre           Senior Vice President, Secretary      56         1994
                          and General Counsel

   MR. BLANCHARD has served as President and Chief Executive Officer of the Company since May 1, 1995 and as Chairman of the Board of Directors since May 6, 1996. Mr. Blanchard also serves as Chairman of the Board and Chief Executive Officer of eFunds, and he is expected to continue in that role following the Split-off. From January 1994 to April 1995, Mr. Blanchard was executive vice president of General Instrument Corporation, a supplier of systems and equipment to the cable and satellite television industry. From 1991 to 1993, Mr.

Blanchard was chairman and chief executive officer of Harbridge Merchant Services, a national credit card processing company. Previously, Mr. Blanchard was employed by American Telephone & Telegraph Company for 25 years, most recently as senior vice president responsible for national business sales. Mr. Blanchard also serves as a director of Wells Fargo and Company and ADC Telecommunications, Inc.

   MR. MOSNER has served as Executive Vice President of the Company with overall responsibility for all of its day-to-day operations since July 1997 and he became Vice-Chairman of the Company's Board of Directors in August 1999. Following the Split-off, Mr. Mosner is expected to succeed Mr. Blanchard as Chairman of the Board and Chief Executive Officer of the Company. Mr. Mosner served as Senior Vice President of the Company from November 1995 until October 1996, when he became President of Deluxe Direct, Inc. ("DDI") a subsidiary of the Company that provided management services to the companies in its Deluxe Direct business unit. As a Senior Vice President of the Company and President of DDI, Mr. Mosner served as the Principal Executive Officer of Deluxe Direct. In February 1997, Mr. Mosner returned to the office of Senior Vice President of the Company and he served as President of its Paper Payment Systems business unit until he became Executive Vice President of the Company. Mr. Mosner was executive vice president and chief operating officer of Hanover Direct, a direct marketing company, with responsibility for non-apparel products, from 1993 until he joined the Company. Previously, he was employed for 28 years by Sears, Roebuck and Company, where he was Vice President of catalog merchandising from 1991 to 1993.

   MR. VANHIMBERGEN served as Senior Vice President and Chief Financial Officer of the Company from May 1997 through August 1999, when he became Executive Vice President and Chief Financial Officer. From 1996 until he joined the Company, Mr. VanHimbergen served as senior vice president and chief financial officer of Federal-Mogul Corporation ("Federal-Mogul") and from 1994 until 1996, Mr. VanHimbergen served as vice president and chief financial officer of Allied Signal Automotive, Inc. ("Allied Signal"). Prior to joining Allied Signal, Mr. VanHimbergen was employed by Tenneco Corporation ("Tenneco") from 1988 through 1994, where he served in a variety of capacities, including vice president and chief financial officer for Tenneco Automotive from 1993 to 1994. Tenneco, Allied Signal and Federal Mogul are global manufacturers and distributors of automotive parts. From 1971 through 1988, Mr. VanHimbergen served in various financial, human resource and treasury positions for A.O. Smith Corporation, a diversified manufacturer and distributor and a provider of electronic payment systems and information services. Mr. VanHimbergen is expected to leave the employ of the Company in April 2000.

   MR. EILERS joined the Company in 1988 when it purchased Current. From 1990 to 1995, Mr. Eilers served as Vice President and General Manager of Current's direct mail check business. In 1995, Mr. Eilers became President of PaperDirect, Inc. and the manager of the Company's business forms division. Mr. Eilers became a Vice President of DDI in October 1996 and he succeeded Mr. Mosner as the President of DDI in February 1997. In August 1997, Mr. Eilers became a Senior Vice President of the Company and he now manages its

Paper Payment Systems business. Mr. Eilers is expected to serve as President and Chief Operating Officer of the Company following the Split-off.

   MS. JANSSEN has served as President and Chief Operating Officer of eFunds since March 1, 2000 and she is expected to continue in that capacity following the Split-off. She joined the Electronic Payment Solutions business unit in February 1998 as Senior Vice President and was named President and CEO of this segment in March 1998. Prior to joining the Company, Ms. Janssen worked for 14 years for M&I Data Services in a variety of capacities, most recently as senior vice president and chief information officer. M&I Data Services is an electronic transaction processor.

   MR. LEFEVRE has served as Senior Vice President, General Counsel and Secretary of the Company since February 1994. From 1978 to February 1994, Mr. LeFevre was employed by Wang Laboratories, Inc. From 1988 until February 1994, he held various positions in Wang Laboratories' law department, including corporate counsel, vice president, general counsel and secretary. Wang Laboratories was in the business of manufacturing and selling computer hardware and software and related services. Mr. LeFevre presently expects to leave the employ of the Company following the Split-off.

ITEM 2.    PROPERTIES

   The Company conducts its operations in 47 principal facilities, 46 of which are used for production and service operations. These facilities are located in 17 states, Canada, India and the United Kingdom and total approximately 3,025,000 square feet. The Company's headquarters occupies a 158,000 square foot building in Shoreview, Minnesota. Paper Payment Systems has three principal facilities in Shoreview, Minnesota, totaling approximately 550,000 square feet. These sites are devoted to sales, administration, marketing, manufacturing support and call centers. Electronic Payment Solutions' primary administrative facility occupies a 171,000 square foot building in Glendale, Wisconsin and its principal data processing centers are located in New Berlin, Wisconsin and Phoenix, Arizona. Electronic Payment Solutions occupies four additional principal facilities in Bloomington, Minnesota, Dallas, Texas and Bothell, Washington totaling approximately 152,000 square feet. Professional Services has sales offices in New York, New York, San Francisco, California, Charlotte, North Carolina and Dallas, Texas totaling approximately 20,000 square feet and three facilities in New Delhi and Chennai, India totaling approximately 111,000 square feet. The offices in India are used for software development and business process outsourcing. Government Services shares space with Electronic Payment Solutions in Glendale, Wisconsin and has two service facilities in Baltimore, Maryland and Centerville, Utah totaling approximately 2,100 square feet. All but 13 of the Company's facilities are one-story buildings and most were constructed and equipped in accordance with the Company's plans and specifications.

   More than half of the Company's total production area has been constructed during the past 20 years. The Company owns 20 of its principal facilities and leases the remainder for terms expiring from 2000 to 2009. Depending upon the circumstances, when a lease expires, the Company either renews the lease or constructs a new facility to replace the leased facility.

   In 1999, the Company entered into a $42.5 million sale-leaseback transaction whereby the Company sold five existing facilities in Shoreview, Minnesota and leased back three of these facilities for periods ranging from five to 10 years. The Company provided short-term financing for $32.5 million of the proceeds of this sale. This loan was paid in full in January 2000.

   In 1996, the Company announced a plan to close 21 of its financial institution check printing plants. Four additional plant closings scheduled for 1999 and 2000 were announced in 1998. These plant closings were made possible by advancements in the Company's telecommunications, order processing and printing technologies. All of these plants were closed by March 2000. The Company's nine remaining plants are equipped with sufficient capacity to produce at or above current order volumes. As a result of its consolidation efforts, the Company currently owns five vacant facilities. These facilities, which total approximately 301,000 square feet, are or will be held for sale.

ITEM 3.    LEGAL PROCEEDINGS

    Other than routine litigation incidental to its business, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the Company's property is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded on the New York Stock Exchange under the symbol DLX. During the years ended December 31, 1999 and 1998 the Company declared dividends of $0.37 per share during each quarterly period. As of December 31, 1999 the number of shareholders of record was 13,907. The table below shows the per-share price ranges of the Company's common stock for the past two fiscal years as quoted on the New York Stock Exchange.

     STOCK PRICE RANGES (DOLLARS)           HIGH        LOW         CLOSE
     ----------------------------------------------------------------------
     1999
       Quarter 1                            37 3/8      29 1/8      29 1/8
       Quarter 2                          38 13/16     28 5/16    38 13/16
       Quarter 3                            40 1/2      33 1/8          34
       Quarter 4                          34 13/16      24 3/4     27 7/16
     ----------------------------------------------------------------------
     1998
       Quarter 1                          35 11/16      32 1/2    32 15/16
       Quarter 2                            35 3/4      31 3/8      35 3/4
       Quarter 3                          37 15/16      28 3/8     28 7/16
       Quarter 4                                37      26 3/8     36 9/16
     ----------------------------------------------------------------------

ITEMS 6, 7, 7A AND 8. SELECTED FINANCIAL DATA, MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DELUXE CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY PROFILE

   In April 1999, the Company announced that it was changing its business model to a holding company structure with four independently operated business units:
Paper Payments Systems; Electronic Payment Solutions; Professional Services and Government Services. Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Government Services provides electronic benefits transfer services and online medical eligibility verification services to state and local governments. Electronic Payment Solutions combined under single management five of the Company's former operating units: Deluxe Electronic Payment Systems, Inc., DebitBureau(SM), Chex Systems, Inc., Deluxe Payment Protection Systems, Inc. and an electronic check conversion company which was acquired in February 1999. These businesses were combined into a single integrated unit in order to provide opportunities for revenue and profit growth in excess of what would have been generated had they continued to operate independently. This segment serves the financial services and retail industries by providing comprehensive electronic payment management solutions which combine transaction processing with decision support and risk management tools.

   The Company also announced in April 1999 that it acquired the remaining 50% ownership interest in HCL-Deluxe, N.V., a joint venture which the Company entered into with HCL Corporation of India in 1996. The joint venture commenced operations in 1997. This business comprises the Company's Professional Services segment and provides information technology development, maintenance and support and business process management to financial services companies and to all of the Company's businesses. Prior to acquiring the remaining ownership interest, the Company recorded the results of this business under the equity method of accounting. As such, the Company's 50% ownership of the joint venture's results of operations prior to April 1999 were reflected in other expense in the consolidated statements of income. Subsequent to April 1999, this segment's entire results of operations and account balances are included in the Company's consolidated financial statements.

   During 1999, the Company also announced that it planned to reduce its corporate support group and move most corporate resources into the Company's business units in order to enable them to operate more independently. These moves were essentially completed by the end of 1999.

   In December 1999, the Company sold NRC Holding Corporation and its subsidiaries (NRC), the Company's collections business, as it did not fit into the Company's new business model.

Prior to 1999, the Company also operated two other business segments: Direct Response and Deluxe Direct. The sales of both of these businesses were completed in December 1998. Direct Response provided direct marketing, customer database management and related services to the financial industry and other businesses. Deluxe Direct primarily sold greeting cards, stationery and specialty paper products through direct mail.

The Company's segments operate primarily in the United States. The Electronic Payment Solutions and Professional Services segments also have international operations.

RESULTS OF OPERATIONS

YEAR ENDED 1999 COMPARED TO YEAR ENDED 1998

NET SALES - Net sales decreased $283.2 million, or 14.6%, to $1,650.5 million in 1999 from $1,933.7 million in 1998. This decrease was primarily due to discontinuing production of direct mail products and the sale of the remaining businesses in the Direct Response and Deluxe Direct segments in 1998. These segments contributed net sales of $266.6 million in 1998. NRC contributed approximately $120 million in net sales in both 1999 and 1998, but will not be included in the Company's operations in 2000 as it was sold in December 1999.

Paper Payment Systems' net sales decreased $48.8 million, or 3.8%, to $1,232.9 million in 1999 from $1,281.7 million in 1998. This decrease was primarily due to lower volume in the financial institution check printing business due to lost customers. The loss of business was due to competitive pricing requirements which fell below the Company's revenue and profitability per unit targets. This volume decrease was partially offset by increased volume for both the direct checks and business forms businesses and increased revenue per unit for all businesses. This segment expects to benefit from the volume increases experienced in 1999 in the direct checks business through increased reorder revenues in 2000.

Electronic Payment Solutions' net sales increased $17.9 million, or 8.0%, to $241.4 million in 1999 from $223.5 million in 1998. Increased net sales due to greater transaction processing and account verification inquiry volumes and price increases were partially offset by decreased software sales due to customer reluctance to make significant software changes prior to 2000. Transaction processing and account verification inquiry volumes increased 27.0% and 6.0%, respectively, as the result of higher volumes from existing customers. Net sales in 1999 did not include significant contributions from several new products which were launched in late 1999. These and other new products launched in early 2000 provide additional sales opportunities in 2000.

Professional Services' net sales of $14.5 million during 1999 represents an increase over 1998, as this segment was acquired in the second quarter of 1999. Sales to external customers were $7.3 million. While the net sales for this segment are not included in the Company's consolidated statements of income for 1998 or the first quarter of 1999, its net sales did increase to $19.4 million for all of 1999 from $13.2 million in 1998. This growth was driven by new clients, increased sales to existing clients and the initiation of business process management services for the Company. Significant investments in infrastructure and sales capabilities were made in 1999. As such, management believes that 2000 revenues will increase over 1999.

Government Services' net sales increased $4.3 million, or 9.8%, to $48.3 million in 1999 from $44.0 million in 1998. This increase was due to the roll-out of additional states during the latter half of 1998 and early 1999 and price increases on contract extensions for online medical eligibility verification services. Barring further extensions of existing contracts, management believes that 2000 net sales will be lower than 1999 due to contract expirations.

GROSS MARGIN - Gross margin for the Company was 55.1% in 1999 compared to 51.6% in 1998. The increase was primarily due to the $32.2 million reduction in loss contract and asset impairment charges described below. Reduced restructuring charges also contributed to the increase.

1999 cost of sales included charges of $8.2 million for additional expected future losses on the contracts of the Government Services segment. A majority of the charges resulted from the conclusion of settlement negotiations with a prime contractor regarding the timing and costs of transitioning switching services from the Company to a new processor. Also, lower than projected actual transaction volumes (primarily related to states fully rolled-out in 1999) contributed to the changes in the estimates underlying the 1998 charges. These charges were partially offset by the net reversal of $2.0 million of restructuring reserves. Restructuring reserves, relating to the closing of financial institution check printing plants within the Paper Payment Systems segment, were reduced by $2.9 million. The closing check printing plants experienced higher attrition rates than anticipated, resulting in lower severance payments than originally estimated. Offsetting this reduction was additional restructuring charges of $0.9 million relating to reductions within the Company's collection business. By comparison, 1998 cost of sales included restructuring charges of $10.9 million relating to discontinuing production of the Direct Response segment's direct mail products and the planned closure of four financial institution check printing plants within the Paper Payment Systems segment. Additionally, charges of $40.9 million were recorded in 1998 for asset impairments and accrued contract losses relating to the Government Services segment. With these items excluded in each year, the Company's gross margin was 55.5% in 1999 and 54.3% in 1998.

Paper Payment Systems' gross margin increased to 62.9% in 1999 from 60.8% in 1998. This increase was due to cost reductions realized from closing financial institution check printing plants, process improvements within all businesses and the loss of lower margin customers within the financial institution check printing business. Management plans to continue its process improvements and increase sales of higher margin products in 2000.

Electronic Payment Solutions' gross margin decreased to 42.8% in 1999 from 43.2% in 1998. This decrease was due primarily to the introduction of certain new services, such as electronic check conversion services, which in their initial stages have a higher cost of sales than the Company anticipates will be the case in future years.

Professional Services, which was acquired in April 1999, contributed a gross margin of 26.4% in 1999. This compares favorably with the 22.6% gross margin realized by the business in 1998, prior to the inclusion of its results in the Company's consolidated financial statements. The increase can be attributed to sales and execution of more profitable contracts, less reliance on sub-contractors and an increasing proportion of work being done offshore where margins are higher despite lower billing rates. Management expects that margins will continue to improve in 2000 as operations expand and new customers are added.

Gross margin for Government Services increased to 2.1% in 1999 from a negative 93.9% in 1998. This increase during 1999 was due primarily to the $32.2 million reduction in loss contract and asset impairment charges, as well as lower depreciation and amortization expense in 1999 due to the asset impairment charges recorded in 1998.

SELLING, GENERAL AND ADMINSTRATIVE (SG&A) - SG&A expense decreased $151.1 million, or 20.1%, to $602.2 million in 1999 from $753.3 million in 1998. 1999 SG&A expense includes the net reversal of $6.3 million of restructuring reserves. Restructuring reserves of $7.0 million relating to the Company's initiatives to reduce SG&A expense and to discontinue production of direct mail products, as well as the Company's decision in 1999 to retain the international operations of its Electronic Payment Solutions segment were reversed. The excess accrual amount occurred when the Company determined that it was able to use a greater portion of the direct mail production assets in its ongoing operations than was originally anticipated, as well as changes in the SG&A expense reduction initiative due to the plan announced in April 1999 to reorganize the Company into four independently operated business units. Offsetting these reversals were additional restructuring charges of $0.7 million relating to reductions within the Company's collection business. By comparison, 1998 SG&A expense included $21.1 million of restructuring charges relating to the Company's initiative to reduce its SG&A expense and the planned closing of four additional financial institution check printing plants. With these items excluded in each year, SG&A expense decreased $123.7 million, or 16.9%, from 1998. This decrease was largely due to discontinuing production of the Direct Response segment's direct mail products and the sale of the remaining businesses within the Direct Response and Deluxe Direct segments in 1998. These businesses had $146.7 million of SG&A expense in 1998. NRC had approximately $32.0 million of SG&A expense in both 1998 and 1999 which will not be included in the Company's operations in 2000 because the business was sold in December 1999.

Paper Payment Systems' SG&A expense decreased 2.6% from 1998 to 1999. This reflected a decrease within the financial institution check printing business resulting from consolidation efforts and reductions in the number of employees. These decreases were offset by increased marketing expenses for the direct checks business due to an increased emphasis on new customer acquisition. Management believes that SG&A expense will increase from current levels as a percentage of sales during 2000 as the segment continues to grow its direct checks business and create an e-commerce platform for future growth.

Electronic Payment Solutions' SG&A expense increased 13.0% from 1998 due primarily to costs incurred in conjunction with the Company's investment in its DebitBureau(SM) capabilities. This increase was partially offset by initiatives designed to lower SG&A expense, reductions in corporate support SG&A expense, which resulted in lower expenses allocated to the segment, and reduced restructuring charges. 1999 SG&A expense included the reversal of $2.4 million of restructuring charges, while 1998 SG&A expense included net restructuring charges of $2.2 million.

SG&A expense for Professional Services was $13.3 million, or 92.0%, of net sales in 1999. This compares to SG&A expense of $6.4 million, or 48.2%, of net sales in 1998, when the results of this business were not consolidated within the Company's financial statements. The increase in 1999 relates to infrastructure investments and goodwill amortization.

Government Services' SG&A expense increased $1.3 million, or 19.9%, from 1998 to 1999. This was due primarily to an increase in bad debt expense in 1999. This increase was partially offset by the fact that corporate support expenses were not allocated to this segment in 1999.

RESEARCH AND DEVELOPMENT (R&D) - R&D expense increased to $5.0 million, or 0.3% of net sales, in 1999 compared to $1.4 million, or 0.1% of net sales, in 1998. Substantially all of this increase was incurred in conjunction with the development of the DebitBureau(SM) capabilities in the Electronic Payment Solutions segment. The Company expects to maintain R&D expenditures at approximately the same level in 2000.

OTHER INCOME (EXPENSE) - Other income increased $22.7 million from 1998 to 1999. 1999 included a $19.8 million gain on the sale of NRC, while 1998 included a combined loss of $4.9 million on sales of businesses. Additionally, the losses of the Professional Services segment were no longer included in other expense after April 1999 when the Company acquired the remaining ownership interest in this business. After this date, the Company began consolidating this business' results of operations in its consolidated financial statements.

PROVISION FOR INCOME TAXES - The Company's effective tax rate decreased to 37.5% for 1999 from 41.1% for 1998 due primarily to decreased state tax expense as the result of various tax reduction initiatives undertaken by the Company.

NET INCOME - Net income for 1999 increased to $203.0 million, compared to $143.1 million in 1998. This increase was due in part to the reduced restructuring charges, asset impairment charges and accrued losses on long-term service contracts in 1999. The increase was also due in part to improvement in the Company's operating margin resulting from better performance from its ongoing operations as well as from the sales of the businesses within the Direct Response and Deluxe Direct segments in 1998.

YEAR ENDED 1998 COMPARED TO YEAR ENDED 1997

NET SALES - In 1998, the Company's net sales increased $13.0 million, or 0.7% to $1,933.7 million in 1998 from $1,920.6 million in 1997. Revenues lost due to divestitures were more than offset by growth in the Electronic Payment Solutions and Government Services segments. Excluding businesses divested in both years, the Company's consolidated net sales increased 2.0% from 1997 to 1998.

Paper Payment Systems' sales decreased $7.7 million, or 0.6% to $1,281.7 million in 1998 from $1,289.4 million in 1997. The decrease is primarily due to lower volume in financial institution check printing resulting from lost customers. The loss of business was due to competitive pricing requirements which fell below the Company's revenue and profitability per unit targets. This decrease was partially offset by increased volume for the direct checks business and new pricing strategies within the financial institution market.

Electronic Payment Solutions' sales increased $21.4 million, or 10.6% to $223.5 million in 1998 from $202.1 million in 1997. Increased transaction processing and account verification inquiry volumes, higher software licensing and professional services contributed to this increase. Transaction processing and account verification inquiry volumes increased 19.0% and 5.9%, respectively, driven by higher volumes from existing customers. Software licensing and professional services increased due to customers' concerns over the year 2000 impacts.

Government Services' sales increased $17.0 million, or 63.1%, to $44.0 million in 1998 from $27.0 million in 1997. This increase was due to additional state contracts and the roll-out of existing contracts.

Net sales of divested businesses decreased 5.1% from 1997 to $388.7 million. This decrease was due primarily to lost customers, price decreases for direct mail products, lower catalog circulation and business divestitures, partially offset by volume increases in the collections business.

GROSS MARGIN - The Company's consolidated gross margin was 51.6% in 1998, compared to 53.3% in 1997. 1998 cost of sales included the restructuring charges, asset impairment charges and long-term service contract losses discussed above. 1997 cost of sales included restructuring charges of $7.7 million associated with the Company's 1996 plan to close 21 financial institution check printing plants and severance related to implementing process improvements in the post-press phase of check production. With these charges excluded from both years, consolidated gross margin was 54.3% in 1998, compared to 53.7% in 1997.

Paper Payment Systems' gross margin increased to 60.8% in 1998 from 59.0% in 1997. The segment's slight sales decrease was more than offset by cost savings realized from closing financial institution check printing plants and other efficiency improvements.

Electronic Payment Solutions' gross margin was 43.2% in both 1998 and 1997. Revenue growth was more than offset by increased information services and other infrastructure costs, reflecting the Company's investment in this segment. However, these increased infrastructure costs were substantially offset by reduced incentive compensation costs.

Government Services' gross margin declined from negative 8.4% in 1997 to negative 93.9% in 1998, primarily due to loss contract and asset impairment charges totaling $40.9 million. Excluding these charges, this segment's gross margin improved to negative 0.7% in 1998, reflecting increased volume and lower depreciation and amortization expense in 1998 due to the asset impairment charges recorded in the third quarter of 1998.

Divested businesses' gross margins decreased to 41.9% in 1998 from 45.1% in 1997, due to decreased volume, lower prices for direct mail products and the divestiture of a higher margin business in late 1997.

SELLING, GENERAL AND ADMINSTRATIVE (SG&A) - In 1998, the Company's SG&A expense decreased $29.2 million, or 3.7%, from 1997. As discussed above, 1998 SG&A expense included $21.1 million of restructuring charges relating to the Company's initiative to reduce SG&A expense and the planned closing of four additional financial institution check printing plants. 1997 SG&A expense included restructuring charges of $13.9 million associated with the Company's 1996 plan to close 21 financial institution check printing plants, the implementation of a new order processing and customer service system and reductions in support functions at corporate operations and other businesses. 1997 SG&A expense also included asset impairment charges of $16.1 million related to businesses held for sale. Excluding these charges from both years, SG&A expense decreased $20.3 million, or 2.7%, from 1997.

Paper Payment Systems' SG&A expense decreased 1.8% from 1997. Increased costs associated with implementing a new order processing and customer service system and increased selling expenses to support the volume increases in the direct checks business were more than offset by lower restructuring charges in 1998 than in 1997.

Electronic Payment Solutions' SG&A expense increased 18.7% from 1997 due to increased selling and marketing costs associated with the growth of and investment in this business and $2.7 million of costs incurred in connection with the development of DebitBureau(SM) capabilities.

Government Services' SG&A expense decreased 36.3% from 1997 primarily because of lower legal costs.

SG&A expense for divested units decreased 18.3% from 1997, primarily because of reduced discretionary spending, reduced catalog circulation, and lower costs resulting from reorganizing a portion of the marketing function at the direct mail businesses.

GOODWILL IMPAIRMENT CHARGES - During 1996, the Company announced its plans to divest three businesses within its Deluxe Direct segment. During 1997, the Company determined that it would divest certain international operations of its Electronic Payment

Solutions segment. In 1997, the Company recorded impairment charges of $99.0 million to write these businesses down to their estimated fair values less costs to sell. Of this amount, $82.9 million related to the goodwill of these businesses. The sales of the Deluxe Direct businesses were completed in 1998. Also during 1998, there was a change in the management of the Electronic Payment Solutions segment. As a result, in January 1999, the Company determined that the international operations of this segment maintained a continuing strategic importance and were no longer considered held for sale.

OTHER INCOME (EXPENSE) - Other income increased $40.5 million from 1997 to 1998. 1997 results included an accrual of $40.0 for legal proceedings related to the Government Services segment. During 1997, a judgment was entered against the Company in the U.S. District Court for the Western District of Pennsylvania. The case was brought against the Company by Mellon Bank in connection with a potential bid to provide electronic benefits transfer services for the Southern Alliance of States. In September 1997, the Company recorded a pretax charge of $40.0 million to reserve for this judgment and other related costs. In 1998, Mellon's motion for prejudgment interest was denied by the district court and the Company reversed $4.2 million of the $40 million liability. This reversal was reflected in other income in the 1998 consolidated statement of income.

PROVISION FOR INCOME TAXES - In 1998, the Company's effective tax rate decreased to 41.1% from 61.2% in 1997. This was due to a lower base of non-deductible expenses resulting primarily from the non-deductible goodwill impairment charges recognized in 1997.

NET INCOME - 1998 net income increased to $143.1 million from $44.7 million in 1997. The primary reason for this increase was the lower amount of reorganization and other charges discussed above.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash provided by operations represents the Company's primary source of working capital and the source for financing capital expenditures and paying cash dividends.

Cash provided by operations was $220.9 million in 1999 compared to $294.3 million in 1998. A majority of the decrease was due to a payment of $32.2 million in 1999 to settle legal proceedings related to the Government Services segment and a $25.0 million increase in restricted cash supplied to ATMs in the Electronic Payment Solutions segment. These decreases were partially offset by cash inflows from decreases in accounts receivable due to an increase in Automated Clearing House (ACH) processing of cash receipts within the Paper Payment Systems segment.

The Company's working capital on December 31, 1999 was $14.1 million compared to $177.4 million on December 31, 1998. The current ratio on December 31, 1999 was
1.0 to 1, compared to 1.4 to 1 on December 31, 1998. The decrease in working capital and current ratio is due primarily to the following uses of cash during 1999: $314.9 million to repurchase stock of the Company, $115.0 million to purchase capital assets and $113.5 million to pay dividends to shareholders.

Cash used in investing activities was $0.3 million in 1999 and $36.9 million in 1998. Purchases of capital assets was the most significant use of cash for investing activities, totaling $115.0 million for 1999 compared to $121.3 million in 1998. Payments for acquisitions, net of cash acquired, totaled $35.7 million in 1999. There were no acquisitions in 1998. In 1999, the Company used $32.5 million to provide short-term financing on sales of facilities. Sources of investing cash flows were primarily the sales of businesses and capital assets. These activities generated investing cash flows of $166.4 million in 1999 and $117.9 million in 1998. As of December 31, 1999, the Company had no significant fixed asset purchase commitments. The Company anticipates that 2000 capital expenditures will not significantly exceed the 1999 level.

Cash used in financing activities was $348.6 million in 1999 and $160.4 million in 1998. The primary uses of cash for financing activities were payments to repurchase the Company's common stock and the payment of dividends to shareholders. These activities used cash totaling $428.4 million in 1999 compared to $180.0 million in 1998. Sources of cash from financing activities were the issuance of common stock to employees under the Company's stock purchase plan and proceeds from borrowings. Common stock issued to employees generated financing cash flows of $29.2 million in 1999 and $26.2 million in 1998. Proceeds from borrowings were $61.7 million in 1999. There were no borrowings during 1998. Repayments of debt used cash of $11.1 million in 1999 compared to $6.6 million in 1998.

As of December 31, 1999, the Company had committed lines of credit for $650.0 million available for borrowing and as support for commercial paper. The average amount drawn on these lines during 1999 was $39.8 million at a weighted-average interest rate of 6.39%. As of December 31, 1999, $60.0 million was outstanding under these lines of credit at an interest rate of 6.39%. No amounts were drawn on these lines during 1998 and there was no outstanding balance at December 31, 1998. The Company issued no commercial paper during 1999 or 1998.

The Company also had a $5.0 million line of credit, which is denominated in Indian rupees, available to its international operations at an interest rate of 15.81%. The average amount drawn on this line during 1999 was $2.7 million. As of December 31, 1999, $3.1 million was outstanding. This line of credit was not available in 1998.

The Company had uncommitted bank lines of credit for $115.0 million available at variable interest rates. The average amount drawn on these lines during 1999 was $1.5 million at a weighted-average interest rate of 5.12%. No amounts were drawn on these lines during 1998 and there was no outstanding balance at December 31, 1999 and 1998 on these lines of credit.

The Company has a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of December 31, 1999 and 1998, no such notes were issued or outstanding.

Cash provided by operations in 1998 of $294.3 million was down slightly from $295.8 million in 1997. Improved operating results in 1998 were offset by an increase in severance payments from 1997. The Company's working capital on December 31, 1998 was $177.4 million compared to $131.1 million on December 31, 1997. The Company's current ratio on December 31, 1998 was 1.4 to 1 compared to
1.3 to 1 on December 31, 1997.

Cash used in investing activities was $36.9 million in 1998 compared to $89.4 million in 1997. Purchases of capital assets was the most significant use of cash for investing activities, totaling $121.3 million in 1998 and $109.5 million in 1997. Sources of investing cash flows were primarily the sales of businesses and capital assets. These activities generated investing cash flows of $117.9 million in 1998 and $41.7 million in 1997.

Cash used in financing activities was $160.4 million in 1998 and $177.5 million in 1997. The primary uses of cash for financing activities were the payment of dividends to shareholders and payments to repurchase the Company's common stock. These activities used cash totaling $180.0 million in 1998 compared to $177.6 million in 1997. Sources of cash from financing activities were the issuance of common stock to employees under the Company's stock purchase plan and proceeds from borrowings. Common stock issued to employees generated financing cash flows of $26.2 million in 1998 and $23.7 million in 1997. Repayments of debt used cash of $6.6 million in 1998 compared to $23.6 million in 1997.

YEAR 2000 READINESS

In 1996, the Company initiated a program to prepare its computer systems, applications, embedded chip equipment and third-party suppliers/customers for the year 2000. The year 2000 issue affected the Company and most of the other companies and governmental agencies in the world. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, some programs may recognize a date which uses the two digits "00" as 1900 rather than the year 2000, which among other things may cause them to generate erroneous data, lose data elements and possibly fail.

The year 2000 issue did not cause significant operational problems for the Company. Ongoing reviews are scheduled into 2000 to ensure that compliance control processes continue to be used.

The Company incurred expenses of approximately $26.0 million over the life of its year 2000 project, consisting of both internal staff costs and consulting expenses. SAP software implementation costs and other capital expenditures associated with replacing or improving affected systems are not included in these costs. No material information technology project was deferred as a result of this initiative.

MARKET RISK DISCLOSURE

   As of December 31, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $25.7 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact on income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. Historically, the effect of movements in the exchange rates have been immaterial to the consolidated operating results of the Company.

OUTLOOK/RECENT EVENTS

In January 2000, the Company announced that its board of directors approved a plan to combine its Electronic Payment Solutions, Professional Services and Government Services segments into a separate, independent publicly traded company to be called eFunds Corporation (eFunds). Management believes that the plan to split-off the Company's higher growth businesses is consistent with its strategy to create strategically focused enterprises that can independently achieve their business objectives, raise capital and pursue growth opportunities in their respective markets. Management also believes that splitting-off its electronic payment and e-commerce related businesses into a publicly traded company maximizes shareholder value.

The Company has announced that eFunds plans to issue shares of its common stock to the public through an initial public offering. After this offering, the Company will continue to own at least 80.1% of eFunds' outstanding shares. The Company plans to distribute all of its shares of eFunds' common stock to its shareholders who tender shares of the Company's common stock in an exchange offer (the Split-off). The Company intends to request a private letter ruling from the Internal Revenue Service (IRS) that the Split-off would be a tax-free transaction to the Company and its shareholders. The Split-off is contingent upon the Company receiving a favorable tax ruling from the IRS.

As part of the Split-off, the Company and eFunds will enter into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation. The agreements relate to matters such as consummation of the public offering and the Split-off, registration rights for the Company, intercompany loans, software development and business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services.

In February 2000, the Company acquired all of the outstanding shares of Designer Checks for $97.0 million. Designer Checks produces specialty design checks and related products for direct sale to consumers and will be included in the Company's Paper Payment Systems segment. This acquisition was accounted for under the purchase method of accounting.

Accordingly, the consolidated financial statements of the Company will include the results of this business subsequent to its acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. Estimated total cost in excess of net assets acquired in the amount of $88.8 million will be reflected as goodwill and will be amortized over 15 years.

In March 2000, the Company paid $20 million for an approximately 24% interest in a limited liability company that provides automated teller machine (ATM) management and outsourcing services to retailers and financial institutions. This investment will be accounted for under the equity method of accounting. Accordingly, the Company's consolidated statements of income will reflect the results of this business in other income (expense) within the Company's Electronic Payment Solutions segment. The Company has also entered into vault cash agreements with the limited liability company to supply cash for ATMs in various locations throughout the United States.

The Company is currently in negotiations with the prime contractor for a state coalition for which the Company's Government Services segment provides electronic benefits transfer services. To date, the Company and the prime contractor have been operating without a binding, legally enforceable contract. The Company is continuing to negotiate towards a final agreement with the prime contractor. The Company will adjust its provision for expected future losses on long-term contracts when a definitive agreement, not subject to negotiation, is finalized; but it is likely that the execution of this definitive agreement will result in additional charges.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements and related information are the responsibility of management. They have been prepared in conformity with generally accepted accounting principles and include amounts that are based on our best estimates and judgments under the existing circumstances. The financial information contained elsewhere in this annual report is consistent with that in the consolidated financial statements.

The Company maintains internal accounting control systems that are adequate to provide reasonable assurance that the assets are safeguarded from loss or unauthorized use. These systems produce records adequate for preparation of financial information. We believe the Company's systems are effective, and the costs of the systems do not exceed the benefits obtained.

The audit committee of the board of directors has reviewed all financial data included in this report. The audit committee is composed entirely of outside directors and meets periodically with the internal auditors, management and the independent public accountants on financial reporting matters. The independent public accountants have free access to meet with the audit committee, without the presence of management, to discuss their audit results and opinions on the quality of financial reporting.

The role of the independent public accountants is to render an independent, professional opinion on management's consolidated financial statements to the extent required by generally accepted auditing standards.

Deluxe recognizes its responsibility for conducting its affairs according to the highest standards of personal and corporate conduct. It has distributed to all employees a statement of its commitment to conducting all Company business in accordance with applicable legal requirements and the highest ethical standards.

Signature                            Title
---------                            -----

By /s/ John A. Blanchard III         Chairman of the Board of Directors,
       ---------------------         President and Chief Executive Officer
       John A. Blanchard III

By /s/ Thomas W. VanHimbergen        Executive Vice President and Chief
       ----------------------        Financial Officer
       Thomas W. VanHimbergen


January 26, 2000

DELUXE CORPORATION

FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA


Years ended December 31 (dollars in
thousands, except per share amounts)                    1999            1998           1997           1996           1995
--------------------------------------------------------------------------------------------------------------------------
Net sales                                         $1,650,500      $1,933,659     $1,920,629     $1,980,577     $1,937,605
Salaries and wages                                   473,961         532,305        572,035        586,949        551,788
Provision for income taxes                           121,633          99,852         70,478         53,302         74,885
Income from continuing operations                    203,022         143,063         44,672         65,463         94,434
   Return on sales                                     12.30%           7.40%          2.33%          3.31%          4.87%
   Per share - basic                                    2.65            1.77            .55            .80           1.15
   Per share - diluted                                  2.64            1.77            .55            .79           1.15
   Return on average shareholders' equity              39.66%          23.51%          6.75%          8.77%         11.84%
   Return on average assets                            18.76%          12.33%          3.84%          5.30%          7.40%
Net income                                           203,022         143,063         44,672         65,463         87,021
   Per share - basic                                    2.65            1.77            .55            .80           1.06
   Per share - diluted                                  2.64            1.77            .55            .79           1.06
Cash dividends per share                                1.48            1.48           1.48           1.48           1.48
Shareholders' equity                                 417,308         606,565        610,248        712,916        780,374
Purchases of capital assets                          115,020         121,275        109,500         92,038        125,068
Depreciation and amortization expense                 83,910          83,816         81,143        106,636        103,303
Working capital (decrease) increase                 (163,302)         46,327         22,911         95,857       (118,116)
Total assets                                         992,643       1,171,519      1,148,364      1,176,440      1,295,095
Long-term debt                                       115,542         106,321        109,986        108,622        110,997
Debt to capital ratio                                  28.30%          15.20%         15.96%         15.41%         17.14%
Average common shares outstanding
(thousands)                                           76,710          80,648         81,854         82,311         82,420
Number of employees                                   11,691          15,296         18,937         19,643         19,286
Number of production and service facilities               46              58             68             81             81
--------------------------------------------------------------------------------------------------------------------------

Deluxe Corporation
   Consolidated Balance Sheets


December 31 (dollars in thousands)                                                         1999            1998
---------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                            $  140,465      $  268,389
Restricted custodial cash                                                                 3,429             545
Marketable securities                                                                    25,713          41,133
Trade accounts receivable, net of allowance for doubtful accounts of $5,814 and
   $3,487, respectively                                                                 115,775         145,079
Inventories:
   Raw material                                                                           3,110           2,619
   Semi-finished goods                                                                    7,245           7,401
   Finished goods                                                                         1,261           1,981
Supplies                                                                                 15,007          17,400
Deferred advertising                                                                     17,189           7,939
Deferred income taxes                                                                    14,206          56,554
Prepaid expenses and other current assets                                                75,349          59,040
---------------------------------------------------------------------------------------------------------------
   Total current assets                                                                 418,749         608,080
LONG-TERM INVESTMENTS                                                                    40,846          45,208
RESTRICTED CASH                                                                          28,939           3,921
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements                                                               41,157          46,826
Buildings and building improvements                                                     165,028         209,416
Machinery and equipment                                                                 448,445         507,680
---------------------------------------------------------------------------------------------------------------
   Total                                                                                654,630         763,922
Less accumulated depreciation                                                           359,845         423,845
---------------------------------------------------------------------------------------------------------------
   Property, plant and equipment-net                                                    294,785         340,077
INTANGIBLES
Cost in excess of net assets acquired-net                                                51,705          42,836
Internal use software-net                                                               142,465         116,734
Other intangible assets-net                                                              15,154          14,663
---------------------------------------------------------------------------------------------------------------
   Total intangibles                                                                    209,324         174,233
---------------------------------------------------------------------------------------------------------------
      Total assets                                                                   $  992,643      $1,171,519
===============================================================================================================

Deluxe Corporation
Consolidated Balance Sheets


DECEMBER 31 (DOLLARS IN THOUSANDS)                                     1999             1998
--------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                 $   60,876       $   53,555
Accrued liabilities:
   Wages, including vacation pay                                     54,228           60,540
   Employee profit sharing and pension                               33,490           41,762
   Accrued income taxes                                              28,405           33,075
   Accrued rebates                                                   28,281           34,712
   Accrued contract losses                                           20,599           14,697
   Other                                                            111,330          185,022
Borrowings on lines of credit                                        63,100
Long-term debt due within one year                                    4,357            7,332
--------------------------------------------------------------------------------------------
      Total current liabilities                                     404,666          430,695
LONG-TERM DEBT                                                      115,542          106,321
DEFERRED INCOME TAXES                                                46,322           27,519
OTHER LONG-TERM LIABILITIES                                           8,805              419
COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 16)
SHAREHOLDERS' EQUITY
Common shares $1 par value (authorized: 500,000,000 shares;
   issued: 1999-72,019,898 shares 1998-80,480,526 shares)            72,020           80,481
Additional paid-in capital                                                             6,822
Retained earnings                                                   346,617          519,742
Unearned compensation                                                   (47)            (238)
Accumulated other comprehensive income                               (1,282)            (242)
--------------------------------------------------------------------------------------------
   Shareholders' equity                                             417,308          606,565
--------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                 $  992,643       $1,171,519
============================================================================================

See Notes to Consolidated Financial Statements

Deluxe Corporation
Consolidated Statements of Income


Years ended December 31 (dollars in thousands, except per share amounts)         1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------
NET SALES                                                                  $1,650,500       $1,933,659       $1,920,629
Cost of sales                                                                 741,241          935,999          897,313
-----------------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                  909,259          997,660        1,023,316

OPERATING EXPENSES
Selling, general and administrative                                           602,157          753,290          782,529
Research and development                                                        5,008            1,361            2,175
Goodwill impairment charges                                                                                      82,893
-----------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                                   607,165          754,651          867,597
-----------------------------------------------------------------------------------------------------------------------
                                                                              302,094          243,009          155,719
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
Other income (expense)                                                         31,067            8,179          (31,747)
Interest expense                                                               (8,506)          (8,273)          (8,822)
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                    324,655          242,915          115,150
-----------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                                    121,633           99,852           70,478
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $  203,022       $  143,063       $   44,672
=======================================================================================================================
NET INCOME PER SHARE - BASIC                                               $     2.65       $     1.77       $      .55
=======================================================================================================================
NET INCOME PER SHARE - DILUTED                                             $     2.64       $     1.77       $      .55
=======================================================================================================================
CASH DIVIDENDS PER COMMON SHARE                                            $     1.48       $     1.48       $     1.48
=======================================================================================================================

See Notes to Consolidated Financial Statements


Consolidated Statements of Comprehensive Income


Years Ended December 31 (dollars in thousands)                                   1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $  203,022       $  143,063       $   44,672

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
   Foreign currency translation adjustments                                      (555)             177           (1,135)
   Unrealized gains on securities:
       Unrealized holding gains arising during the year                             4              116
       Less reclassification adjustments for gains included in net income        (489)             (46)
-----------------------------------------------------------------------------------------------------------------------
 Other comprehensive (loss) income                                             (1,040)             247           (1,135)
-----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                       $  201,982       $  143,310       $   43,537
-----------------------------------------------------------------------------------------------------------------------

RELATED TAX BENEFIT (EXPENSE) OF OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments                                   $      333       $     (124)      $    1,790
Unrealized gains on securities:
   Unrealized holding gains arising during the year                                (2)             (61)
   Less reclassification adjustments for gains included in net income             263               24
-----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

Deluxe Corporation
Consolidated Statements of Cash Flows


Years ended December 31 (dollars in thousands)                                  1999            1998            1997
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                 $ 203,022       $ 143,063       $  44,672
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                            54,305          58,931          54,690
      Amortization of intangibles                                             29,605          24,885          26,453
      Asset impairment charges                                                   492          26,252          99,019
      Stock purchase discount                                                  4,764           5,905           6,654
      Net (gain) loss on sales of businesses                                 (19,770)          4,850            (866)
      Deferred income taxes                                                   63,875          12,146         (25,733)
      Changes in assets and liabilities, net of effects from acquisitions and sales of businesses:
           Restricted cash                                                   (27,902)         (4,466)
           Trade accounts receivable                                          20,578          (5,241)         (5,806)
           Inventories                                                           385           3,568           5,019
           Accounts payable                                                    7,306          (6,008)          9,678
           Other assets and liabilities                                     (115,714)         30,378          81,998
--------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                         220,946         294,263         295,778
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of marketable securities with maturities of more than
   3 months                                                                   32,775          19,199
Purchases of marketable securities with maturities of more than 3 months     (17,915)        (52,411)         (8,000)
Purchases of capital assets                                                 (115,020)       (121,275)       (109,500)
Payments for acquisitions, net of cash acquired                              (35,667)                        (10,600)
Net proceeds from sales of businesses, net of cash sold                       99,475          89,416          21,627
Proceeds from sales of capital assets                                         66,892          28,518          20,036
Loans to others                                                              (32,500)
Other                                                                          1,663            (395)         (2,925)
--------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                (297)        (36,948)        (89,362)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on lines of credit                                  61,720                         (16,783)
Payments on long-term debt                                                   (11,113)         (6,589)         (6,818)
Payments to retire common stock                                             (314,853)        (60,323)        (56,281)
Proceeds from issuing stock under employee plans                              29,208          26,230          23,654
Cash dividends paid to shareholders                                         (113,535)       (119,682)       (121,321)
--------------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                            (348,573)       (160,364)       (177,549)
--------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (127,924)         96,951          28,867
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               268,389         171,438         142,571
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 140,465       $ 268,389       $ 171,438
====================================================================================================================
Supplementary cash flow disclosure:
      Interest paid                                                        $   9,420       $   8,018       $   9,620
      Income taxes paid                                                       62,793          82,276          63,612
====================================================================================================================

See Notes to Consolidated Financial Statements

Deluxe Corporation
Notes to Consolidated Financial Statements

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

CONSOLIDATION-The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated.

CASH AND CASH EQUIVALENTS-The Company considers all cash on hand, money market funds, outstanding transfers of cash for authorized settlement of automated teller machines (ATMs) with financial institutions and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

RESTRICTED CASH-The Company has entered into agreements with a third party to supply cash for ATMs maintained by the third party in various locations throughout the United States. The agreements provide that the Company retains control over and ownership of this cash. Subject to the approval of the Company, the other party to the agreements determines the level of cash required to be maintained within the ATMs up to an authorized level. The Company currently has an aggregated outstanding authorized cash level of $35 million. The agreements are effective through August 31, 2004. The cash in the ATMs is not available for general operating use and is reflected in the Company's consolidated balance sheets as a non-current asset.

In connection with the Company's electronic payment transactions, the Company also has cash belonging to customers that temporarily resides in custodial accounts maintained by the Company. The Company records these amounts as current restricted custodial cash with a corresponding liability within other accrued liabilities in the consolidated balance sheets.

MARKETABLE SECURITIES-Marketable securities consist of debt and equity securities. They are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income in the shareholders' equity section of the consolidated balance sheets. Realized gains and losses and permanent declines in value are included in other income (expense) in the consolidated statements of income. The cost of securities sold is determined using the specific identification method.

INVENTORY-Inventory is stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventory. LIFO inventories were approximately $6.3 million and $5.0 million less than replacement cost at December 31, 1999 and 1998, respectively.

DEFERRED ADVERTISING-These costs consist of materials, production, postage and design expenditures required to produce catalogs for the Company's direct checks and business forms businesses. Such costs are amortized over periods (up to 18 months) that correspond to the estimated revenue streams of the individual catalogs. The actual timing of these revenue streams may differ from these estimates. Sales materials are charged to expense when no longer owned or expected to be used. The total amount of advertising expense recognized in 1999, 1998 and 1997 was $50.1 million, $100.0 million and $101.3 million, respectively.

LONG-TERM INVESTMENTS-Long-term investments consist principally of cash surrender values of insurance contracts, notes receivable and other investments. Such investments are carried at cost or amortized cost which approximates their fair values.

PROPERTY, PLANT AND EQUIPMENT-Property, plant and equipment, including leasehold and other improvements that extend an asset's useful life or productive capabilities, are stated at historical cost. Buildings with 40-year lives and machinery and equipment with lives of three to 11 years are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on a straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter.

INTANGIBLES-Intangibles are presented in the consolidated balance sheets net of accumulated amortization. Amortization expense is determined on the straight-line basis over periods of five to 30 years for cost in excess of net assets acquired (goodwill) and one to 10 years for internal use software and other intangibles. Other intangibles consist primarily of licensed software and software held for sale. Total intangibles at December 31 were as follows (dollars in thousands):

                                                            1999           1998
--------------------------------------------------------------------------------
Cost in excess of net assets acquired                    $69,577       $ 63,131
Internal use software                                    194,685        146,100
Other intangible assets                                   69,845         69,622
--------------------------------------------------------------------------------
   Total                                                 334,107        278,853
   Less accumulated amortization                        (124,783)      (104,620)
--------------------------------------------------------------------------------
Intangibles - net                                       $209,324      $ 174,233
--------------------------------------------------------------------------------

IMPAIRMENT OF LONG-LIVED ASSETS-The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. Should the sum of the expected future net cash flows be less than the carrying value of the long-lived asset, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. In evaluating whether there is any impairment of long-lived assets associated with long-term service contracts, the amount of any contract loss accrual is excluded from the undiscounted future cash flows associated with the long-lived assets when determining whether those assets are impaired.

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

INCOME TAXES-Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax reporting bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

CUSTOMER REBATES-On occasion, the Company enters into contractual agreements with its customers for rebates on certain products it sells. The Company records these amounts as reductions to sales and records a liability on the consolidated balance sheets as incurred.

TRANSLATION ADJUSTMENT-The financial position and results of operations of the Company's international subsidiaries are measured using local currencies as the functional currencies. Assets and liabilities of these operations are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income in the shareholders' equity section of the consolidated balance sheets. Gains and losses that result from foreign currency transactions are included in earnings.

REVENUE RECOGNITION-The Company records revenues and related profits for the majority of its operations as products are shipped or as services are performed. Revenues are recorded net of any applicable discounts. Transaction processing and service revenues and decision support revenues are generally recognized as the services are performed. Revenues from software license fees for standard software products are recognized when delivery has occurred, the license fee is fixed and determinable, collectibility is probable and evidence of the arrangement exists. Software maintenance and support revenues are recognized ratably over the term of the contract and/or as services are provided. Professional services revenues for software development, custom applications and business process management are generally recognized as the services are performed or proportionately based on the percentage of completion.

LONG-TERM SERVICE CONTRACTS-Long-term service contracts are definitive agreements to provide services over a period of time in excess of one year and with respect to which the Company has no contractual right to adjust the prices or terms at or on which its services are supplied during the term of the contract. Revenues are recognized for all long-term service contracts when the service is performed. Total revenues for some long-term service contracts may vary based on the demand for services. Expenses are recognized when incurred, with the exception of installation costs. Any installation costs are capitalized and recognized ratably over the life of the contract, which approximates the anticipated revenue recognition. Any equipment and software purchased to support a long-term service contract is capitalized and depreciated or amortized over the life of the related contract or the life of the asset, whichever is shorter.

In determining the profitability of a long-term service contract, only direct and allocable indirect costs associated with the contract are included in the calculation. The appropriateness of allocations of indirect costs depends on the circumstances and involves the judgment of management, but such costs may include the costs of indirect labor, contract supervision, tools and equipment, supplies, quality control and inspection, insurance, repairs and maintenance, depreciation and amortization and, in some circumstances, support costs. The method of allocating any indirect costs included in the analysis is also dependent upon the circumstances and the judgment of management, but the allocation method must be systematic and rational. General and administrative costs and selling costs are not included in the analysis. Provisions for estimated losses on long-term service contracts, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Projected losses are based on management's best estimates of a contract's revenue and costs. Actual losses on individual long-term service contracts are compared to the loss projections periodically, with any changes in the estimated total contract loss recognized as they become probable and reasonably estimable.

Certain direct costs associated with the electronic benefits transfer (EBT) contracts discussed in Note 5 are common to a number of contracts and are attributed to each contract based on its use of the services associated with these common direct costs. Revenues, case counts or other applicable statistics are used to attribute these costs to individual contracts.

In the event an asset impairment loss is recognized on long-lived assets used to support a long-term service contract, the original estimation of the contract's costs is revised to reduce the depreciation and amortization associated with the impaired assets accordingly.

RESEARCH AND DEVELOPMENT EXPENSE-Research and development costs, which are expensed as incurred, relate to investigating new or improved processes and techniques and developing such research findings into potential new products or services.

EMPLOYEE STOCK-BASED COMPENSATION-As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company continues to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for fixed stock options issued under the Company's stock incentive plan. The Company discloses pro forma net income and net income per share as if the fair value method of SFAS No. 123 had been used (see Note 10).

RECLASSIFICATIONS-In 1999, the Company elected to reclassify certain expenses in its consolidated statements of income. As a result, net sales, cost of sales and selling, general and administrative (SG&A) expense have been restated for all prior periods to reflect these new classifications. The Company now reflects the royalty and manufacturing support expenses of its check printing operations in cost of sales. Previously these expenses were included in SG&A expense. These reclassifications resulted in an increase to cost of sales and a decrease to SG&A expense of $20.3 million in both 1999 and 1998 and $15.0 million in 1997. Additionally, the Company now reflects research and development expense as a separate category in the consolidated statements of income. Previously, these expenses were classified as either cost of sales or SG&A expense. Finally, certain other amounts reported in 1998 and 1997 have been reclassified to conform with the 1999 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

USE OF ESTIMATES-The Company has prepared the accompanying consolidated financial statements in conformity with generally accepted accounting principles. In this process, it is necessary for management to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements and attached notes. These estimates and assumptions are developed based upon all information available using management's best efforts. However, actual results can differ from assumed and estimated amounts.

NEW ACCOUNTING PRONOUNCEMENTS-In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities," which provides guidance on the appropriate accounting for start-up activities beginning in 1999. Application of the SOP did not have a material impact on the Company's reported operating results or financial position.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides guidance on accounting for derivatives and hedge transactions. This statement is effective for the Company on January 1, 2001. The Company anticipates that the effect of this pronouncement will not have a material impact on reported operating results.


NOTE 2: EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following table reflects the calculation of basic and diluted earnings per share (dollars and shares outstanding in thousands, except per share amounts).

                                                                              1999          1998          1997
--------------------------------------------------------------------------------------------------------------
Net income per share - basic:
   Net income                                                             $203,022      $143,063      $ 44,672
   Weighted average shares outstanding                                      76,710        80,648        81,854
--------------------------------------------------------------------------------------------------------------
   Net income per share - basic                                           $   2.65      $   1.77      $    .55
==============================================================================================================
Net income per share - diluted:
   Net income                                                             $203,022      $143,063      $ 44,672
--------------------------------------------------------------------------------------------------------------
   Weighted average shares outstanding                                      76,710        80,648        81,854
   Dilutive impact of options                                                  273           179            92
   Shares contingently issuable                                                 26            28            11
--------------------------------------------------------------------------------------------------------------
   Weighted average shares and potential dilutive shares outstanding        77,009        80,855        81,957
--------------------------------------------------------------------------------------------------------------
   Net income per share - diluted                                         $   2.64      $   1.77      $    .55
==============================================================================================================

During 1999, 1998 and 1997, options to purchase a weighted average of 2.0 million, 0.7 million and 0.7 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share. The exercise prices of the excluded options were greater than the average market price of the Company's common shares during the respective periods.

In January 1998, the Company awarded options to substantially all employees (excluding foreign employees and employees of businesses held for sale), allowing them, subject to certain conditions, to purchase 100 shares of common stock at an exercise price of $33 per share. Options for the purchase of 1.7 million shares of common stock were issued under this program. Had these options been issued in previous years, the dilutive impact of options presented above for 1997 may have differed.


NOTE 3: RESTRUCTURING CHARGES
--------------------------------------------------------------------------------

   During 1997, the Company recorded restructuring charges of $24.5 million. The charges included costs associated with a 1996 plan to close 21 financial institution check printing plants. These costs could not be recorded in 1996 because they did not meet the requirements for accrual in that year. Additionally, costs associated with the continued consolidation of the Company's core businesses were included in the charges. Termination of additional employees was expected to result from process improvements in the post-press phase of check production, implementation of a new order processing and customer service system and reductions in support functions at corporate operations and other businesses. The restructuring charges consisted of employee severance costs of $21.6 million and $2.9 million for expected losses on the disposition of assets. The severance portion of this charge assumed the termination of approximately 2,800 employees. Expenses of $7.7 million were included in cost of sales, $13.9 million in selling, general and administrative (SG&A) expense and $2.9 million in other expense in the 1997 consolidated statement of income. As of the end of 1999, both the production and front-end functions of all 21 plants were closed. Improvements to the post-press production process were also completed during 1999. Implementation of the new order processing and customer service system is expected to be delayed to early 2001 due to the fact that financial institutions did not want to implement the system in late 1999 or early 2000 due to the efforts they were expending on year 2000 issues.

   During 1998, the Company recorded restructuring charges of $39.5 million. The charges included costs associated with the Company's initiative to reduce its SG&A expense, discontinuing production of the Direct Response segment's direct mail products and closing four additional financial institution check printing plants. The Company anticipated eliminating 800 SG&A positions within sales, marketing, finance, human resources and information services. Discontinuing production of direct mail products was expected to result in the elimination of 60 positions. The Company also planned to close four additional financial institution check printing plants, affecting approximately 870 employees. The restructuring charges consisted of employee severance costs of $31.2 million and $8.3 million for expected losses on the disposition of assets. Expenses of $10.9 million were included in cost of sales, $21.1 million in SG&A expense and $7.5 million in other expense in the 1998 consolidated statement of income. As of the end of 1999, three of the four check printing plants were closed, with the remaining plant closed in the first quarter of 2000. Reductions in

SG&A positions are expected to continue through 2000. Also during 1998, the Company reversed $1.0 million of a 1996 restructuring charge. The 1996 charge related to planned reductions in various support functions at the international operations of the Electronic Payment Solutions segment. Due to higher than anticipated attrition, it was necessary to reduce this reserve. This reversal was included in SG&A expense in the 1998 consolidated statement of income.

   During 1999, restructuring accruals of $12.2 million were reversed. The majority of this amount related to the Company's initiatives to reduce SG&A expense and to discontinue production of direct mail products. The excess accrual amount occurred when the Company determined that it was able to use a greater portion of the direct mail production assets in its ongoing operations than was originally anticipated, as well as changes in the SG&A expense reduction initiative due to the plan announced in April 1999 to reorganize the Company into four independently operated business units. The remainder of the accrual reversal related to the Company's planned reductions within its financial institution check printing business and the Company's decision in 1999 to retain the international operations of its Electronic Payment Solutions segment (see Note 4). The closing check printing plants experienced higher attrition rates than anticipated, resulting in lower severance payments than originally estimated. Also during 1999, the Company recorded a restructuring accrual of $0.8 million for employee severance and $0.8 million for estimated losses on asset dispositions related to the planned closing of one collections office and planned employee reductions in another collections office within the Company's collection business which was sold in 1999 (see Note 6). These accrual reversals and the new restructuring accrual are reflected in the 1999 consolidated statement of income as a reduction in cost of sales of $2.0 million, a reduction in SG&A expense of $6.3 million and other income of $2.3 million.

   The Company's consolidated balance sheets reflect restructuring accruals of $15.1 million and $45.7 million, respectively, for employee severance costs, and $1.1 million and $6.8 million for estimated losses on asset dispositions, respectively, as of December 31, 1999 and 1998.

   The status of the severance portion of the Company's restructuring accruals as of December 31, 1999 is as follows (dollars in millions):

                   ----------------------------------------------------------------------------------------
                                             SG&A Reductions
                   Check Printing Plant       & Direct Mail       Collection Center
                     Closings/Other(1)          Production        Closing/Reductions           Total
                   ----------------------------------------------------------------------------------------
                    No. of                  No. of                  No. of               No. of
                   employees               employees              employees             employees
                   affected    Amount      affected    Amount     affected    Amount    affected    Amount
                   ----------------------------------------------------------------------------------------
Original accrual     4,970      $68.0         860       $21.2         70      $ 0.8      5,900       $90.0

Severance paid      (3,985)     (55.6)       (305)       (7.1)       (70)      (0.7)    (4,360)      (63.4)

Adjustments to
accrual               (545)      (5.9)       (270)       (5.5)                 (0.1)      (815)      (11.5)
                   ----------------------------------------------------------------------------------------
Balance,
December 31,
1999                   440      $ 6.5         285       $ 8.6          0      $ 0.0        725       $15.1
                   ----------------------------------------------------------------------------------------

(1) Includes charges recorded in 1996 for the plan to close 21 financial institution check printing plants and charges recorded in 1996 and 1997 for reductions in support functions at corporate operations and other businesses.

   The majority of the remaining severance costs are expected to be paid in 2000 with cash generated from the Company's operations.

   The status of the estimated loss on asset dispositions portion of the Company's restructuring accruals as of December 31, 1999 is as follows (dollars in millions):

                      ------------------------------------------------------------------------------------
                        Check Printing Plant       SG&A Reductions &      Collection Center
                            Closings(1)         Direct Mail Production    Closing/Reductions       Total
                      ------------------------------------------------------------------------------------
Original accrual              $15.0                     $ 5.2                  $ 0.8              $ 21.0

Losses realized               (13.9)                     (3.4)                  (0.6)              (17.9)

Adjustments to
accrual                                                  (1.8)                  (0.2)               (2.0)
                      ------------------------------------------------------------------------------------
Balance, December
31, 1999                      $ 1.1                     $ 0.0                  $ 0.0              $  1.1
                      ------------------------------------------------------------------------------------

(1) Includes charges recorded in 1996 for the plan to close 21 financial institution check printing plants.


NOTE 4: IMPAIRMENT LOSSES
--------------------------------------------------------------------------------

During 1997, the Company recorded impairment charges of $99.0 million to write-down the carrying amounts of businesses held for sale in the Deluxe Direct, Direct Response and Electronic Payment Solutions segments. The Company had announced in 1996 plans to divest three businesses in the Deluxe Direct segment. During 1997, the Company determined that it would dispose of certain international operations of its Electronic Payment Solutions segment. The Company determined that it would dispose of the businesses in its Direct Response segment in 1998. Based on fair market value estimates, the Company determined that the long-lived assets of these businesses were impaired. The charges are included in the 1997 consolidated statement of income in goodwill impairment charge ($82.9 million) and SG&A expense ($16.1 million). The disposals of the businesses in the Deluxe Direct and Direct Response segments were completed in 1998 (see Note 6). Also during 1998, there was a change in the management of the Electronic Payment Solutions segment. As a result, in January 1999, the Company determined that the international operations of this segment maintained a continuing strategic importance and were no longer considered held for sale. The decision to retain these operations did not have a material impact on the Company's results of operations or financial position.

During 1998, the Company recorded impairment charges of $26.3 million to write-down the carrying value of long-lived assets of the Government Services segment. The assets consisted of point-of-sale equipment, internal-use software and capitalized installation costs utilized in the EBT activities of this segment. The Company concluded that the operating losses incurred by this business would continue. This is primarily due to the fact that the variable costs associated with supporting benefit recipient activity are higher than originally anticipated and actual transaction volumes are below original expectations. In calculating the impairment charges, the Company determined that the assets utilized by this business have no fair market value. The point-of-sale equipment was purchased via capital leases. The lease buy-out prices for this equipment plus the deinstallation costs exceeded the amount equipment resellers were willing to pay for the equipment. The utility of the internal-use software was limited to its use in supporting the EBT business, and the installation costs could not be resold. Thus, the long-lived assets of this business were reduced to a carrying value of zero. These impairment charges are reflected in cost of sales in the 1998 consolidated statement of income.

During 1999, due to the continued operating losses of the Government Services segment, additional impairment charges of $0.5 million were recorded. These charges represent the write-down of long-lived assets purchased by this segment during 1999. These assets consisted primarily of software and installation costs associated with the continued roll-out of additional states. All assets purchased were reduced to a carrying value of zero, as they were in 1998. These impairment charges are reflected in cost of sales in the 1999 consolidated statement of income.


NOTE 5: CONTRACT LOSSES
--------------------------------------------------------------------------------

During 1998, the Company recorded charges of $14.7 million to provide for expected future losses on existing long-term contracts of the Government Services segment. These charges are reflected in cost of sales in the 1998 consolidated statement of income. Due to a continuing strong economy, record low unemployment and welfare reform, the actual transaction volumes and expected future revenues of this business are well below original expectations. Additionally, actual and expected future telecommunications, installation, help desk and other costs are significantly higher than originally anticipated. These factors resulted in expected future losses on the existing EBT contracts of this business.

During 1999, charges of $8.2 million were recorded to provide for additional expected future losses on the contracts of the Government Services segment. These charges are reflected in cost of sales in the 1999 consolidated statement of income. A majority of the charges resulted from the conclusion of settlement negotiations with a prime contractor regarding the timing and costs of transitioning switching services from the Company to a new processor. Also, lower than projected actual transaction volumes (primarily related to states fully rolled-out in 1999) contributed to the changes in the estimates underlying the 1998 charge. These increases to the reserve for accrued contract losses were partially offset by the applications of $2.3 million of contract losses against the reserve during 1999.

NOTE 6: BUSINESS COMBINATIONS AND DIVESTITURES
--------------------------------------------------------------------------------

1999 ACQUISITIONS-During February 1999, the Company acquired all of the outstanding shares of an electronic check conversion company for $13 million. This company provides electronic check conversion and electronic funds transfer solutions for financial services companies and retailers. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to its acquisition date. This business is included in the Electronic Payment Solutions segment in Note 15. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. Total cost in excess of net assets acquired in the amount of $15.7 million is reflected as goodwill and is being amortized over 10 years. The effect of this acquisition was not material to the operations or financial position of the Company.

During April 1999, the Company acquired the remaining 50% ownership interest in HCL-Deluxe, N.V. (HCL) for $23.4 million. The joint venture, which the Company entered into with HCL Corporation of India in 1996, commenced operations in September 1997. The company provides information technology development and support services and business process management services to financial services companies and to all the Company's businesses. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the entire results of this business from the date the Company acquired 100% ownership. Prior to this, the Company recorded its 50% ownership of the joint venture's results under the equity method of accounting. As such, their results of operations prior to the acquisition are included in other expense in the consolidated statements of income. This business comprises the Professional Services segment in Note 15. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. Total cost in excess of net assets acquired in the amount of $24.9 million is reflected as goodwill and is being amortized over 15 years. The effect of this acquisition was not material to the operations or financial position of the Company.

1999 DIVESTITURES-During 1999, the Company sold substantially all of the assets of NRC Holding Corporation and all of the outstanding stock of United Creditors Alliance International Limited, the Company's collection businesses. The cash proceeds, net of cash sold, from the sales of these businesses was $74.4 million. The 1999 consolidated statement of income reflects a net gain of $19.8 million on these sales. The consolidated financial statements of the Company include the results of these businesses through their sale dates. These businesses contributed revenues of $124.1 million, $121.3 million and $105.8 million, in 1999, 1998 and 1997, respectively.

1998 DIVESTITURES-During 1998, the Company sold substantially all of the assets of PaperDirect (UK) Limited, ESP Employment Screening Partners, Inc., Social Expressions, and the remaining businesses within the Direct Response segment. The Company also sold all of the outstanding stock of PaperDirect, Inc. The aggregate net sales price for these businesses was $113.7 million, consisting of cash proceeds of $87.9 million and notes receivable of $25.8 million. The Company realized a loss of $10.5 million on the combined sale of PaperDirect and Social Expressions. The individual gains and losses recognized on the sales of the other businesses did not have a material impact on the results of the Company. The consolidated financial statements of the Company include the results of these businesses through their individual sale dates. The notes receivable from the sales of these businesses were collected in full by the end of 1999.

The following summarized, unaudited pro forma results of operations for 1998 and 1997 assume the divestitures occurred as of the beginning of the respective periods. No assumptions were made in the pro forma information concerning the use of the cash received in consideration for the sales of the businesses.

   (dollars in thousands, except per share amounts)                      1998           1997
---------------------------------------------------------------------------------------------
Net sales                                                          $1,683,863     $1,656,075
Cost of sales                                                         815,316        765,928
SG&A, research and development, and goodwill impairment charges       620,698        637,268
Other income (expense)                                                  9,382        (40,861)
Provision for income taxes                                            104,863         89,928
Net income                                                            152,368        122,090
Net income per share - basic                                             1.89           1.49
Net income per share - diluted                                           1.88           1.49
---------------------------------------------------------------------------------------------

1997 ACQUISITIONS-During 1997, the Company acquired substantially all of the assets of Fusion Marketing Group, Inc. for $10.6 million plus amounts contingent on the future earnings of the business. Fusion provides customized database marketing services to financial institutions and is included in the Direct Response segment in Note 15. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. Total cost in excess of net assets acquired in the amount of $9.6 million was recorded as goodwill and was being amortized over 15 years. In December 1998, the Company sold the assets of this business. The effect of this acquisition did not have a material pro forma impact on the Company's operations.

1997 DIVESTITURES-During 1997, the Company sold substantially all of the assets of Nelco, Inc., its U.K. checks business, and a product line within the Direct Response segment. The aggregate sales price for these businesses was $17.4 million, consisting of cash proceeds of $11.7 million and notes receivable of $5.7 million. The consolidated financial statements of the Company include the results of these businesses through their individual sale dates. In aggregate, the effect of these divestitures did not have a material impact on the operations of the Company.

NOTE 7: SALE-LEASEBACK TRANSACTION
--------------------------------------------------------------------------------

   In 1999, the Company entered into a $42.5 million sale-leaseback transaction whereby the Company sold five existing facilities in Shoreview, Minnesota and leased back three of these facilities for periods ranging from five to 10 years. Of the related leases, two are being accounted for as operating leases and one is a capital lease. An asset of $11.6 million was recorded for the capital lease and is reflected as buildings and building improvements in the December 31, 1999 consolidated balance sheet. The result of this sale was a $17.1 million gain, of which $10.6 million was deferred and is being amortized over the lease terms. $8.7 million of the deferred gain is reflected in other long-term liabilities in the December 31, 1999 consolidated balance sheet. The Company provided short-term financing for $32.5 million of the proceeds from this sale. This amount is reflected in prepaid expenses and other current assets in the December 31, 1999 consolidated balance sheet and is reflected as loans to others in the 1999 consolidated statement of cash flows. The loan was paid in full in January 2000.

NOTE 8: MARKETABLE SECURITIES
--------------------------------------------------------------------------------

   On December 31, 1999 and 1998, marketable securities classified as available for sale consisted of the following (dollars in thousands):

                                                                  1999
--------------------------------------------------------------------------------------

                                                              Unrealized
                                                                 holding
                                                        Cost        loss   Fair value
--------------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury and
other government agencies                           $ 24,352    $   (636)    $ 23,716

Debt securities issued by states of the U.S. and
political subdivisions of states                       2,000          (3)       1,997
--------------------------------------------------------------------------------------

     Total marketable securities                      26,352        (639)      25,713
Other debt securities (cash equivalents)             126,457                  126,457
--------------------------------------------------------------------------------------
     Total                                          $152,809    $   (639)    $152,170
--------------------------------------------------------------------------------------

                                                                        1998
---------------------------------------------------------------------------------------------------

                                                              Unrealized   Unrealized
                                                                 holding      holding
                                                        Cost        gain         loss   Fair value
---------------------------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury and
other government agencies                           $ 17,084                 $    (97)    $ 16,987

Debt securities issued by states of the U.S. and
political subdivisions of states                      14,677    $     23           (2)      14,698

Corporate debt securities                              9,450                       (2)       9,448
---------------------------------------------------------------------------------------------------
     Total marketable securities                      41,211          23         (101)      41,133

Other debt securities (cash equivalents)             256,186         185                   256,371
---------------------------------------------------------------------------------------------------
     Total                                          $297,397    $    208     $   (101)    $297,504
---------------------------------------------------------------------------------------------------

At December 31, 1999, debt securities maturing in 2000 have a cost basis of $138.8 million and a fair value of $138.6 million. Debt securities maturing in 2001 have a cost basis of $8.0 million and a fair value of $7.8 million. Securities maturing in 2002 have a cost basis of $6.0 million and a fair value of $5.8 million.

Proceeds from sales of marketable securities available for sale were $32.8 million and $19.2 million in 1999 and 1998, respectively. The Company realized net gains of $0.8 million and $70,000 on the sales of marketable securities in 1999 and 1998, respectively. There were no sales of marketable securities in 1997.

NOTE 9: PROVISION FOR INCOME TAXES
--------------------------------------------------------------------------------

   Income (loss) before income taxes consists of (dollars in thousands):

                                                                         1999           1998           1997
------------------------------------------------------------------------------------------------------------
Domestic                                                            $ 325,619      $ 242,676      $ 137,677
Foreign                                                                  (964)           239        (22,527)
------------------------------------------------------------------------------------------------------------
    Total                                                           $ 324,655      $ 242,915      $ 115,150
============================================================================================================

   The components of the provision for income taxes are as follows (dollars in thousands):

                                                                         1999           1998           1997
------------------------------------------------------------------------------------------------------------
Current tax provision:
   Federal                                                          $  55,587      $  73,776      $  84,392
   State                                                               13,550         22,692         14,062
------------------------------------------------------------------------------------------------------------
      Total                                                            69,137         96,468         98,454
Deferred tax provision (benefit):
   Federal                                                             51,754          3,252        (23,876)
   State                                                                  742            132         (4,100)
------------------------------------------------------------------------------------------------------------
      Total                                                         $ 121,633      $  99,852      $  70,478
============================================================================================================

   The Company's effective tax rate on pretax income differs from the U.S. Federal statutory tax rate of 35% as follows (dollars in thousands):

                                                                         1999           1998           1997
------------------------------------------------------------------------------------------------------------
Income tax at Federal statutory rate                                $ 113,629      $  85,020      $  40,303
State income taxes net of Federal income tax benefit                    9,290         14,836          6,442
Amortization and write-down of non-deductible intangibles               1,602            745         32,116
Recognition of difference in tax and book investments in
  subsidiaries sold                                                       401         (2,220)        (3,786)
Change in valuation allowance                                           2,212           (542)         1,024
Other                                                                  (5,501)         2,013         (5,621)
------------------------------------------------------------------------------------------------------------
Provision for income taxes                                          $ 121,633      $  99,852      $  70,478
============================================================================================================

Tax effected temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows (dollars in thousands):

                                                   1999                         1998
-------------------------------------------------------------------------------------------------
                                       Deferred tax   Deferred tax   Deferred tax   Deferred tax
                                             assets    liabilities         assets    liabilities
                                      -----------------------------------------------------------
Property, plant, and equipment                            $ 15,774                      $ 20,937
Capital loss carryforwards                 $  7,400                      $ 25,294
Deferred advertising                                         4,747                         2,698
Employee benefit plans                       11,264                         7,490
Inventory                                     1,062                           708
Intangibles                                                 38,033                        34,656
Net operating loss carry forwards            17,291                        13,919
Restructuring accruals                        6,115                        19,218
Reserve for legal proceedings                                              12,373
Accrued contract losses                       7,210                         5,144
Miscellaneous reserves and accruals          10,969                        13,414
Prepaid services                                            16,389
All other                                    12,994         10,971         14,679          7,706
-------------------------------------------------------------------------------------------------
Subtotal                                     74,305         85,914        112,239         65,997
Valuation allowance                         (20,507)                      (17,207)
-------------------------------------------------------------------------------------------------
Total deferred taxes                       $ 53,798       $ 85,914       $ 95,032       $ 65,997
=================================================================================================

The valuation allowance at both dates relates primarily to the uncertainty of realizing foreign and state deferred tax assets.

At December 31, 1999, net operating loss carryforwards relating to both foreign and state jurisdictions totaled $103.6 million. Of these carryforwards, $86.6 million expire in various years between 2001 and 2014 and $17.0 million may be carried forward indefinitely. At December 31, 1999, the Company also had capital loss carryforwards of $20.0 million which expire in 2003.

NOTE 10: EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS
--------------------------------------------------------------------------------

STOCK PURCHASE PLAN-The Company has an employee stock purchase plan that enables eligible employees to purchase the Company's common stock at 75% of its fair market value on the first business day following each three-month purchase period. Compensation expense recognized for the difference between the employees' purchase price and the fair value of the stock was $4.8 million, $5.9 million and $6.7 million in 1999, 1998 and 1997, respectively. Under the plan, 568,107, 698,830 and 840,143 shares were issued at prices ranging from $20.95 to $27.57, $24.38 to $26.16 and $22.88 to $24.75 in 1999, 1998 and 1997,
respectively.

STOCK INCENTIVE PLAN-Under the stock incentive plan, stock-based awards may be issued to employees via a broad range of methods, including non-qualified or incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards based on the value of the Company's common stock. Options become exercisable in varying amounts beginning generally one year after the date of grant. The plan was amended in 1996 to reserve an aggregate of 7 million shares of common stock for issuance under the plan. At December 31, 1999, 2.6 million shares remain available for issuance under the plan.

In 1998, the Company adopted the DeluxeSHARES program. Under this program, options were awarded to substantially all employees of the Company (excluding foreign employees and employees of businesses held for sale), allowing them, subject to certain conditions, to purchase 100 shares of common stock at an exercise price of $33 per share. The options become exercisable when the value of the Company's common stock reaches $49.50 per share or January 30, 2001, whichever occurs first. Options for the purchase of 1.7 million shares of common stock were issued under this program.

All options allow for the purchase of shares of common stock at prices equal to their market value at the date of grant. Information regarding the options issued under the current plan, which was adopted in 1994, the remaining options outstanding under the former plan adopted in 1984, and the DeluxeSHARES plan, is as follows:

                                                                        Weighted-average
                                                    Number of shares      exercise price
-----------------------------------------------------------------------------------------
Outstanding at January 1, 1997                             2,138,559              $33.92
Granted                                                      808,400               30.92
Exercised                                                   (126,100)              29.25
Canceled                                                    (317,507)              35.07
-----------------------------------------------------------------------------------------
Outstanding at December 31, 1997                           2,503,352               33.04
Granted                                                    3,085,800               33.18
Exercised                                                   (277,848)              29.76
Canceled                                                    (689,042)              34.60
-----------------------------------------------------------------------------------------
Outstanding at December 31, 1998                           4,622,262               33.10
Granted                                                    1,231,053               35.72
Exercised                                                   (481,340)              30.62
Canceled                                                    (835,418)              35.41
-----------------------------------------------------------------------------------------
Outstanding at December 31, 1999                           4,536,557              $33.65
=========================================================================================

   For options outstanding and exercisable at December 31, 1999, the exercise price ranges and average remaining lives were as follows:

                                      Options outstanding                        Options exercisable
                        ----------------------------------------------  -------------------------------------
                                            Weighted-        Weighted-                             Weighted-
Range of exercise             Number          average          average               Number          average
           prices        outstanding   remaining life   exercise price          exercisable   exercise price
-------------------------------------------------------------------------------------------------------------
$27.13 to $32.99           1,050,664       6.30 years           $30.45              899,672           $30.37
$33.00 to $35.13           1,943,982       4.61 years            33.07              593,792            33.21
$35.14 to $45.88           1,541,911       8.07 years            36.55              411,596            38.62
-------------------------------------------------------------------------------------------------------------
                           4,536,557       6.18 years           $33.65            1,905,060           $33.04
=============================================================================================================

The Company issued 106,815, 60,912 and 72,581 restricted shares and restricted stock units at weighted-average fair values of $34.78, $33.22, and $31.52 during 1999, 1998 and 1997, respectively. These awards generally vest over periods ranging from one to five years.

Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its employee stock-based compensation under the fair value method. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used in valuing options issued in 1999, 1998 and 1997, respectively: risk-free interest rate of 6.7%, 5.9% and 6.0%; dividend yield of 4.6%, 4.5% and 4.0%; and expected volatility of 24.0%, 21.8% and 23.0%. The weighted-average expected option life was 9.0 years, 5.9 years and 7.2 years for 1999, 1998 and 1997, respectively. The weighted-average fair value of options granted in 1999, 1998 and 1997 was $8.24, $5.99 and $7.49 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options was recognized as expense over the options' vesting periods. The Company's pro forma net income and net income per share were as follows (dollars in thousands, except per share amounts):

                                                1999          1998         1997
--------------------------------------------------------------------------------
Net income:
   As reported                              $203,022      $143,063      $44,672
   Pro forma                                 197,555       140,510       44,536
Basic net income per share:
   As reported                                 $2.65         $1.77         $.55
   Pro forma                                    2.58          1.74          .54
Diluted net income per share:
   As reported                                 $2.64         $1.77         $.55
   Pro forma                                    2.57          1.74          .54
================================================================================

   These pro forma calculations only include the effects of grants made subsequent to January 1, 1995. As such, these impacts are not necessarily indicative of the pro forma effects on reported net income of future years.

PROFIT SHARING, DEFINED CONTRIBUTION AND 401(k) PLANS-The Company maintains profit sharing plans, a defined contribution pension plan and plans established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. The plans cover substantially all full-time employees with approximately 15 months of service. Contributions to the profit sharing and defined contribution plans are made solely by the Company. Employees may contribute up to the lessor of $10,000 or 10% of their wages to the 401(k) plan. The Company will match the first 1% of wages contributed and 50% of the next 4% of wages contributed. All contributions are remitted to the plans' respective trustees, and benefits provided by the plans are paid from accumulated funds of the trusts.

Contributions to the defined contribution pension plan equaled 4% of eligible compensation in 1999 and 1998, and 6% in 1997. Related expense for these years was $15.5 million, $13.7 million and $18.6 million, respectively. Contributions to the profit sharing plans vary based on the Company's performance. Expense for these plans was $17.6 million, $27.5 million and $25.6 million in 1999, 1998 and 1997, respectively. Company contributions to the 401(k) plan were $7.9 million, $7.8 million and $7.0 million in 1999, 1998 and 1997, respectively.


NOTE 11: POST-RETIREMENT BENEFITS
--------------------------------------------------------------------------------

The Company provides certain health care benefits for a large number of its retired employees. Employees included in the plan may become eligible for such benefits if they attain the appropriate years of service and age while working for the Company. Certain retirees' medical insurance premiums are based on the amounts paid by active employees. Effective January 1, 1998, active employees' premiums were reduced, thus reducing the medical premiums required to be paid by these retirees. Additionally, for retirees who participate in the active employees' indemnity plans, their copayment amount was increased 5%. In 1997, the plan was also amended to provide employees who are involuntarily terminated and who are qualified retirees at the time of termination with a bridge for retiree medical benefits if they are terminated prior to age 53.

   The following table summarizes the change in benefit obligation and plan assets during 1999 and 1998 (dollars in thousands):

--------------------------------------------------------------------------------
Benefit obligation, January 1, 1998                                     $66,183
   Service cost                                                           1,218
   Interest cost                                                          4,651
   Actuarial (gains) and losses                                          14,232
   Effect of curtailment                                                 (1,056)
   Benefits paid from general funds of the Company                       (4,589)
--------------------------------------------------------------------------------
Benefit obligation, December 31, 1998                                    80,639
   Service cost                                                           1,694
   Interest cost                                                          5,286
   Actuarial (gains) and losses                                           3,383
   Effect of curtailment                                                 (3,200)
   Benefits paid from plan assets and general funds of the Company       (6,947)
--------------------------------------------------------------------------------
Benefit obligation, December 31, 1999                                   $80,855
--------------------------------------------------------------------------------



Fair value of plan assets, January 1, 1998                              $60,203
   Actual return on plan assets                                           4,283
--------------------------------------------------------------------------------
Fair value of plan assets, December 31, 1998                             64,486
   Actual return on plan assets                                          11,678
   Benefits paid                                                         (3,900)
--------------------------------------------------------------------------------
Fair value of plan assets, December 31, 1999                            $72,264
--------------------------------------------------------------------------------

   The funded status of the plan was as follows at December 31 (dollars in thousands):

                                                                        1999                 1998
--------------------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation                       $80,855              $80,639
Less:
   Fair value of plan assets (debt and equity securities)             72,264               64,486
   Unrecognized prior service cost                                       743                1,285
   Unrecognized net loss                                              10,908               13,367
   Unrecognized transition obligation                                  5,949                8,209
--------------------------------------------------------------------------------------------------
Prepaid post-retirement asset recognized in the
consolidated balance sheets                                          $(9,009)             $(6,708)
--------------------------------------------------------------------------------------------------

   Net post-retirement benefit cost for the years ended December 31 consisted of the following components (dollars in thousands):

                                                                  1999          1998         1997
--------------------------------------------------------------------------------------------------
Service cost--benefits earned during the year                   $1,694        $1,218         $877
Interest cost on the accumulated post-retirement benefit
  obligation                                                     5,286         4,651        4,163
Expected return on plan assets                                  (6,126)       (5,719)      (4,979)
Amortization of transition obligation                              586           680          680
Amortization of prior service cost                                 257           269          269
Recognized net amortization of (gains) and losses                  290          (63)          (78)
--------------------------------------------------------------------------------------------------
Net post-retirement benefit cost                                 1,987         1,036          932
Curtailment (gain) loss                                         (1,242)          315
--------------------------------------------------------------------------------------------------
Total post-retirement benefit cost                                $745        $1,351         $932
==================================================================================================

As a result of the sale of businesses (see Note 6) and a reduction in employees as a result of the Company's cost-saving initiatives (see Note 3), the Company recognized a net post-retirement benefit curtailment gain of $1.2 million in 1999 and a net curtailment loss of $0.3 million in 1998.

In measuring the accumulated post-retirement benefit obligation as of December 31, 1999, the Company's health care inflation rate for 2000 and beyond was assumed to be 5%. A one percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by approximately $12.0 million and the service and interest cost components of the net post-retirement benefit cost by approximately $1.0 million. A one percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by approximately $10.4 million and the service and interest cost components of the net post-retirement benefit cost by approximately $1.0 million. The discount rate used in determining the accumulated post-retirement benefit obligation as of December 31, 1999 and 1998, was 7.50% and 6.75%, respectively. The expected long-term rate of return on plan assets used to determine the net periodic post-retirement benefit cost was 9.5% in 1999, 1998 and 1997.

NOTE 12: LEASE AND DEBT COMMITMENTS
--------------------------------------------------------------------------------

   Long-term debt was as follows at December 31 (dollars in thousands):

                                                                        1999         1998
------------------------------------------------------------------------------------------
8.55% unsecured and unsubordinated notes due February 15, 2001      $100,000     $100,000
Other                                                                 19,899       13,653
------------------------------------------------------------------------------------------
   Total long-term debt                                              119,899      113,653
   Less amount due within one year                                     4,357        7,332
------------------------------------------------------------------------------------------
      Total                                                         $115,542     $106,321
==========================================================================================

In February 1991, the Company issued $100 million of 8.55% unsecured and unsubordinated notes due February 15, 2001. The notes are not redeemable prior to maturity. The fair values of these notes were estimated to be $101.8 million and $106.4 million at December 31, 1999 and 1998, respectively, based on quoted market prices.

Other long-term debt consists principally of capital leases on equipment. The capital lease obligations bear interest rates of 6.7% to 15.7% and are due through the year 2009. Carrying value materially approximates fair value for these obligations.

Maturities of long-term debt for the five years ending December 31, 2004, are $4.4 million, $103.7 million, $2.3 million, $1.1 million and $1.1 million, and $7.3 million thereafter.

The Company has entered into operating leases on certain facilities and equipment. Future minimum lease payments for all noncancelable operating leases for the five years ending December 31, 2004, are $20.2 million, $12.8 million, $6.4 million, $4.3 million and $3.1 million, and $2.9 million thereafter. Rental expense was $43.9 million, $45.4 million and $40.9 million, for 1999, 1998 and 1997, respectively.

As of December 31, 1999, the Company had committed lines of credit for $650.0 million available for borrowing and as support for commercial paper. The average amount drawn on these lines during 1999 was $39.8 million at a weighted-average interest rate of 6.39%. As of December 31, 1999, $60.0 million was outstanding under these lines of credit at an interest rate of 6.39%. No amounts were drawn on these lines during 1998 and there was no outstanding balance at December 31, 1998. The Company issued no commercial paper during 1999 or 1998.

The Company also had a $5.0 million line of credit, which is denominated in Indian rupees, available to its international operations at an interest rate of 15.81%. The average amount drawn on this line during 1999 was $2.7 million. As of December 31, 1999, $3.1 million was outstanding. This line of credit was not available in 1998.

The Company had uncommitted bank lines of credit for $115.0 million available at variable interest rates. The average amount drawn on these lines during 1999 was $1.5 million at a weighted-average interest rate of 5.12%. No amounts were drawn on these lines during 1998 and there was no outstanding balance at December 31, 1999 and 1998 on these lines of credit.

The Company has a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of December 31, 1999 and 1998, no such notes were issued or outstanding.

Absent certain defined events of default under a $150 million committed credit facility and the indenture related to its outstanding 8.55% unsecured and unsubordinated notes due February 15, 2001, there are no significant contractual restrictions on the ability of the Company to pay cash dividends.


NOTE 13: COMMON STOCK PURCHASE RIGHTS
--------------------------------------------------------------------------------

On February 5, 1988, the Company declared a distribution to shareholders of record on February 22, 1988, of one common stock purchase right for each outstanding share of common stock. These rights were governed by the terms and conditions of a rights agreement entered into by the Company as of February 12, 1988. That agreement was amended and restated as of January 31, 1997 (Restated Agreement).

Pursuant to the Restated Agreement, upon the occurrence of certain events, each right will entitle the holder to purchase one share of common stock at an exercise price of $150. In certain circumstances described in the Restated Agreement, if (i) any person becomes the beneficial owner of 15% or more of the Company's common stock, (ii) the Company is acquired in a merger or other business combination or (iii) upon the occurrence of other events, each right will entitle its holder to purchase a number of shares of common stock of the Company, or the acquirer or the surviving entity if the Company is not the surviving corporation in such a transaction. The number of shares purchasable will be equal to the exercise price of the right divided by 50% of the then-current market price of one share of common stock of the Company, or other surviving entity (i.e., at a 50% discount), subject to adjustments provided in the Restated Agreement. The rights expire January 31, 2007, and may be redeemed by the Company at a price of $.01 per right at any time prior to the occurrence of the circumstances described above.

NOTE 14: SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                            Accumulated Other
(Dollars in thousands)                                                                     Comprehensive Income
-------------------------------------------------------------------------------------  ----------------------------
                                                                                        Unrealized
                                               Additional                              gain (loss) on   Cumulative
                                    Common       paid-in     Retained      Unearned      marketable     translation
                                    shares       capital     earnings    compensation    securities     adjustment
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996          $ 82,056                $ 631,151      $ (937)                       $  646
Net income                                                     44,672
Cash dividends                                               (121,321)
Common stock issued                      985    $ 30,124
Common stock retired                  (1,715)    (25,366)     (29,200)
Unearned compensation                                                         288
Translation adjustment                                                                                    (1,135)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            81,326       4,758      525,302        (649)                          (489)
Net income                                                    143,063
Cash dividends                                               (119,682)
Common stock issued                      988      31,613
Common stock retired                  (1,833)    (29,549)     (28,941)
Unearned compensation                                                         411
Unrealized fair value
  adjustments                                                                             $   70
Translation adjustment                                                                                       177
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998            80,481       6,822      519,742        (238)            70            (312)
Net income                                                    203,022
Cash dividends                                               (113,535)
Common stock issued                    1,112      35,846
Common stock retired                  (9,573)    (42,668)    (262,612)
Unearned compensation                                                         191
Unrealized fair value
  adjustments                                                                               (485)
Translation adjustment                                                                                      (555)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999          $ 72,020    $     --    $ 346,617      $  (47)        $ (415)        $  (867)
==================================================================================================================


NOTE 15: BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

During 1999, the Company announced a plan to reorganize its operations into four independently operated business units. This reorganization was completed by the end of 1999. Accordingly, the segment information for prior years has been restated to conform to the current operating structure.

The Company has organized its business units into four operating segments based on the nature of the products and services offered by each: Paper Payment Systems, Electronic Payment Solutions, Professional Services and Government Services. Paper Payment Systems provides check printing services to financial service companies and markets checks and business forms directly to households and small businesses. Electronic Payment Solutions provides comprehensive electronic payment management solutions that combine transaction processing with decision support and risk management tools to the financial services and retail industries. Professional Services provides information technology development, maintenance and support and business process management to financial services companies and to all of the Company's businesses. Government Services provides EBT services and online medical eligibility verification services to state and local governments. During 1999, the Company sold its collections business (see Note 6). The results of this business are not included in the Company's segment information, but are included in the Company's reconciliations to consolidated amounts.

In 1997 and 1998, the Company operated two additional segments: Direct Response and Deluxe Direct. Direct Response, which was sold in 1998, provided direct marketing, customer database management and related services to the financial industry and other businesses. Deluxe Direct, which was also sold in 1998, primarily sold greeting cards, stationery and specialty paper products through direct mail.

The Company's segments operate primarily in the United States. The Electronic Payment Solutions and Professional Services segments also have international operations. No single customer of the Company accounted for more than 10% of net sales in 1999, 1998 or 1997.

The accounting policies of the segments are the same as those described in Note
1. In evaluating segment performance, management focuses on income from operations, net income and earnings before interest, taxes, depreciation and amortization (EBITDA). The income from operations measurement utilized by management excludes special charges (e.g., restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.). Holding company expenses were allocated to the segments as a fixed percentage of segment revenues. This allocation included expenses for various support functions such as human resources, information services and finance and included depreciation and amortization expense related to holding company assets. The corresponding holding company asset balances have been allocated to the segments. Most inter-segment sales are based on current market pricing.

Prior to the acquisition of the remaining 50% interest in HCL-Deluxe, N.V. in 1999 (see Note 6), the results of this business were recorded under the equity method of accounting. As such, the Company recorded its 50% ownership of the joint venture's results of operations prior to the acquisition in other expense in the consolidated statements of income. To be consistent with management reporting, the entire results of the joint venture for the pre-acquisition periods are reflected in the business segment information as if the business had been a consolidated entity.

                                      Paper        Electronic
                                    Payment           Payment      Professional        Government             Total
1999 (dollars in thousands)         Systems         Solutions          Services          Services          Segments
--------------------------------------------------------------------------------------------------------------------
Net sales to external
  customers                     $ 1,232,924       $   237,885       $    10,745       $    48,277       $ 1,529,831

Intersegment sales                                      3,500             8,630                              12,130

Operating income (loss)
  excluding special charges         307,458            14,842            (7,809)            3,454           317,945

Special charges (recoveries)         (2,782)             (225)            2,938            10,096            10,027

Operating income (loss)
  including special charges         310,240            15,067           (10,747)           (6,642)          307,918

Net income (loss)                   286,041             9,125           (12,566)           (5,033)          277,567

EBITDA                              368,608            32,312            (8,767)           (4,540)          387,613

Depreciation and amortization
  expense                            59,257            20,681             1,963                              81,901

Segment assets                      474,044           210,661            36,200            34,410           755,315

Capital purchases                    73,037            34,068             3,373               929           111,407
--------------------------------------------------------------------------------------------------------------------

                                  Paper    Electronic
1998 (dollars in                Payment       Payment  Professional     Government         Direct        Deluxe          Total
thousands)                      Systems     Solutions      Services       Services       Response        Direct       Segments
-------------------------------------------------------------------------------------------------------------------------------
Net sales to external
   customers                 $1,279,738      $221,964      $  7,994       $ 43,970      $  42,662     $ 223,906     $1,820,234

Intersegment sales                1,956         1,586         5,234                           722                        9,498

Operating income (loss)
  excluding special
  charges                       312,782        23,459        (3,406)        (6,496)       (20,060)        5,047        311,326

Asset impairment charges                                                    26,252                                      26,252

Other special charges            11,099         2,375                       14,928          2,513                       30,915

Operating income (loss)
  including special
  charges                       301,683        21,084        (3,406)       (47,676)       (22,573)        5,047        254,159

Net income (loss)               245,814        18,843        (5,495)       (31,680)       (12,461)       (6,839)       208,182

EBITDA                          360,730        37,009        (3,146)       (39,666)       (16,781)       (3,147)       334,999

Depreciation and
  amortization expense           54,022        17,294           260          4,225          2,213                       78,014

Segment assets                  540,871       145,572         5,410         37,286                                     729,139

Capital purchases                80,416        30,148         1,934            320            602         1,623        115,043
-------------------------------------------------------------------------------------------------------------------------------

                                  Paper     Electronic
1997 (dollars in                Payment        Payment   Professional    Government        Direct        Deluxe          Total
thousands)                      Systems      Solutions       Services      Services      Response        Direct       Segments
-------------------------------------------------------------------------------------------------------------------------------
Net sales to external
  customers                  $1,288,630      $ 199,662       $  1,589      $ 26,965      $ 49,781     $ 249,682     $1,816,309

Intersegment sales                  786          2,438          1,691                       3,187         1,137          9,239

Operating income
  (loss) excluding
  special charges               291,626         27,744         (1,590)      (12,269)      (19,742)       (5,231)       280,538

Asset impairment
  charges                                       11,831                                      5,000        82,188         99,019

Other special charges            17,696          2,316                                                    1,824         21,836

Operating income (loss)
  including special charges     273,930         13,597         (1,590)      (12,269)      (24,742)      (89,243)       159,683

Net income (loss)               222,336         (2,743)        (1,739)      (30,659)      (16,053)      (92,969)        78,173

EBITDA                          315,405         32,513         (1,578)      (48,739)      (14,389)      (89,118)       194,094

Depreciation and
  amortization expense           45,228         19,168             12         3,580         6,902           697         75,587

Segment assets                  525,795        141,360          3,704        46,115        47,876       121,824        886,674

Capital purchases                81,183         17,295            151           690         3,026         2,191        104,536
-------------------------------------------------------------------------------------------------------------------------------

Segment information reconciles to consolidated amounts as follows (dollars in thousands):


NET SALES TO EXTERNAL CUSTOMERS                                           1999              1998              1997
-------------------------------------------------------------------------------------------------------------------
Total segment net sales to external customers                      $ 1,529,831       $ 1,820,234       $ 1,816,309
Divested businesses not included in segments                           124,074           121,419           105,909
Professional Services pre-acquisition elimination                       (3,405)           (7,994)           (1,589)
-------------------------------------------------------------------------------------------------------------------
Total consolidated net sales to external customers                 $ 1,650,500       $ 1,933,659       $ 1,920,629
-------------------------------------------------------------------------------------------------------------------


OPERATING INCOME INCLUDING SPECIAL CHARGES                                1999              1998              1997
-------------------------------------------------------------------------------------------------------------------
Total segment operating income                                     $   307,918       $   254,159       $   159,683
Divested businesses not included in segments                            (2,409)            3,612             6,730
Professional Services pre-acquisition elimination                        1,234             3,387             1,590
Elimination of intersegment profits                                                           28                99
Unallocated holding company expenses                                    (4,649)          (18,177)          (12,383)
-------------------------------------------------------------------------------------------------------------------
Total consolidated operating income                                $   302,094       $   243,009       $   155,719
-------------------------------------------------------------------------------------------------------------------

1999 and 1998 unallocated holding company expenses consist of holding company restructuring charges and charges for certain liabilities that are not allocated to the segments. 1997 unallocated holding company expenses consist primarily of holding company restructuring charges.


NET INCOME INCLUDING SPECIAL CHARGES                              1999             1998             1997
---------------------------------------------------------------------------------------------------------
Total segment net income                                    $  277,567       $  208,182       $   78,173
Divested businesses not included in segments                    (4,229)            (445)           1,767
Professional Services pre-acquisition elimination                  248            3,741            1,074
Elimination of intersegment profits                                                 165               49
Unallocated holding company expenses                           (70,564)         (68,580)         (36,391)
---------------------------------------------------------------------------------------------------------
Total consolidated net income                               $  203,022       $  143,063       $   44,672
---------------------------------------------------------------------------------------------------------


Unallocated holding company expenses affecting net income consist of holding company restructuring charges and charges for certain liabilities that are not allocated to the segments, gains and losses on sales of businesses, interest expense, investment income and related income tax expense.


DEPRECIATION AND AMORTIZATION EXPENSE                             1999             1998             1997
---------------------------------------------------------------------------------------------------------
Total segment depreciation and amortization
  expense                                                   $   81,901       $   78,014       $   75,587
Divested businesses not included in segments                     2,050            5,957            5,460
Professional Services pre-acquisition elimination                 (143)            (260)             (12)
Unallocated holding company expense                                102              105              108
---------------------------------------------------------------------------------------------------------
Total consolidated depreciation and amortization
expense                                                     $   83,910       $   83,816       $   81,143
---------------------------------------------------------------------------------------------------------

                                                                           December 31,
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      1999             1998             1997
---------------------------------------------------------------------------------------------------------
Total segment assets                                        $  755,315       $  729,139       $  886,674
Assets of divested businesses not included in
  segments                                                                       68,734           63,317
Professional Services pre-acquisition elimination                                (4,732)          (3,369)
Unallocated holding company assets                             237,328          378,378          201,742
---------------------------------------------------------------------------------------------------------
Total consolidated assets                                   $  992,643       $1,171,519       $1,148,364
---------------------------------------------------------------------------------------------------------

Unallocated holding company assets consist primarily of cash, investments and deferred tax assets relating to holding company activities.


CAPITAL PURCHASES                                                 1999             1998             1997
---------------------------------------------------------------------------------------------------------
Total segment capital purchases                             $  111,407       $  115,043       $  104,536
Divested businesses not included in segments                     3,337            8,156            5,115
Professional Services pre-acquisition elimination                 (145)          (1,934)            (151)
Holding company capital purchases                                  421               10
---------------------------------------------------------------------------------------------------------
Total consolidated capital purchases                        $  115,020       $  121,275       $  109,500
---------------------------------------------------------------------------------------------------------

   Revenues are attributed to geographic areas based on the location of the assets producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                                                                                     Long-Lived Assets
                                     Net Sales to External Customers                   December 31,
---------------------------------------------------------------------------------------------------------
                                     1999            1998            1997           1999            1998
United States                  $1,629,853      $1,907,157      $1,883,363       $289,827        $337,048
Foreign countries                  20,147          26,502          37,266          4,958           3,029
---------------------------------------------------------------------------------------------------------
Total consolidated             $1,650,500      $1,933,659      $1,920,629       $294,785        $340,077
---------------------------------------------------------------------------------------------------------


NOTE 16: LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

During 1997, a judgment was entered against the Company in the U.S. District Court for the Western District of Pennsylvania. The case was brought against the Company by Mellon Bank (Mellon) in connection with a potential bid to provide electronic benefit transfer services for the Southern Alliance of States. In September 1997, the Company recorded a pretax charge of $40 million to reserve for this judgment and other related costs. This charge is reflected in other expense in the 1997 consolidated income statement.

In 1998, Mellon's motion for prejudgment interest was denied by the district court. The Company reversed $4.2 million of the $40 million liability. This reversal is reflected in other income in the 1998 consolidated statement of income. At December 31, 1998, the remaining liability of $34.4 million was included in other accrued liabilities in the consolidated balance sheet.

In January 1999, the United States Court of Appeals for the Third Circuit affirmed the judgment of the district court and the Company paid $32.2 million to Mellon in February 1999. The portion of the reserve remaining after the payment of this judgment ($2.1 million) was reversed and is reflected in other income in the 1999 consolidated statement of income. The United States Supreme Court denied the Company's petition for a further review of this judgment in June 1999.


NOTE 17: SUBSEQUENT EVENTS (UNAUDITED)
--------------------------------------------------------------------------------

In January 2000, the Company announced that its board of directors approved a plan to combine its Electronic Payment Solutions, Professional Services and Government Services businesses into a separate, independent, publicly traded company to be called eFunds Corporation (eFunds).

The Company has announced that eFunds plans to issue shares of its common stock to the public through an initial public offering. After this offering, the Company will own at least 80.1% of eFunds' outstanding shares. The Company plans to distribute all of its shares of eFunds' common stock to its shareholders who tender shares of the Company's common stock in an exchange offer (the Split-off). The Company intends to request a private letter ruling from the Internal Revenue Service (IRS) that the Split-off would be a tax-free transaction to the Company and its shareholders. The Split-off is contingent upon the Company receiving a favorable tax ruling from the IRS.

As part of the Split-off, the Company and eFunds will enter into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation. The agreements relate to matters such as consummation of the public offering and the Split-off, registration rights for the Company, intercompany loans, software development and business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services.

In February 2000, the Company acquired all of the outstanding shares of Designer Checks for $97.0 million. Designer Checks produces specialty design checks and related products for direct sale to consumers and will be included in the Company's Paper Payment Systems segment. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company will include the results of this business subsequent to its acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. Estimated total cost in excess of net assets acquired in the amount of $88.8 million will be reflected as goodwill and will be amortized over 15 years.

In March 2000, the Company paid $20 million for an approximately 24% interest in a limited liability company that provides ATM management and outsourcing services to retailers and financial institutions. This investment will be accounted for under the equity method of accounting. Accordingly, the Company's consolidated statements of income will reflect the results of this business in other income (expense) within the Company's Electronic Payment Solutions segment. The Company has also entered into vault cash agreements with the limited liability company to supply cash for ATMs in various locations throughout the United States (see Note 1).

   Report of Independent Auditors

   To the Shareholders of Deluxe Corporation:
   We have audited the accompanying consolidated balance sheets of Deluxe Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



   /s/ Deloitte and Touche LLP
       Deloitte and Touche LLP

   Minneapolis, Minnesota
   January 26, 2000

Deluxe Corporation
   Summarized Quarterly Financial Data (unaudited)


1999 Quarter Ended                                March 31         June 30    September 30      December 31
--------------------------------------------------------------------------------------------------------------
Net Sales                                         $414,077        $407,841        $417,114         $411,468
Cost of sales                                      186,078(1)      184,260(1)      187,453(1)       183,450
Net income                                          48,033          47,779          49,057           58,153(2)
Per share of common stock
   Net income - basic                                  .60             .61             .65              .79
   Net income - diluted                                .60             .61             .65              .79
   Cash dividends                                      .37             .37             .37              .37
--------------------------------------------------------------------------------------------------------------


1998 Quarter Ended                                March 31         June 30    September 30      December 31
--------------------------------------------------------------------------------------------------------------

Net Sales                                         $489,451(1)     $475,216(1)     $470,258(1)      $498,734(1)
Cost of sales                                     228,4981(1)      224,582(1)      265,220(1)       217,699(1)
Net income (loss)                                   43,571          42,255            (115)(3)       57,352(4)
Per share of common stock
   Net income - basic                                  .54             .52             .00              .71
   Net income - diluted                                .54             .52             .00              .71
   Cash dividends                                      .37             .37             .37              .37
--------------------------------------------------------------------------------------------------------------


(1) These figures differ from those previously reported in the Company's Quarterly Reports on Form 10-Q and the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 due to the financial statement reclassifications outlined in Note 1 in the Notes to the Consolidated Financial Statements.

(2) 1999 fourth quarter results include a gain of $19.8 million on the sale of its collections businesses, the reversal of $6.0 million of restructuring reserves, as well as charges of $8.2 million to reserve for additional expected future losses on existing contracts of the Government Services segment.

(3) 1998 third quarter results include reorganization and other charges of $74.7 million, including restructuring charges of $39.5 million, losses on existing contracts of the Government Services segment of $14.7 million, and asset impairment charges of $26.3 million on the long-lived assets of the Government Services segment offset by a gain on the sale of a business within the Company's Direct Response segment.

(4) 1998 fourth quarter results include a loss of $10.5 million on the sale of the Company's Social Expressions and PaperDirect, Inc. businesses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                         EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   To be filed by Amendment.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following financial statements, schedules and independent auditors' report and consent are filed with this report:

   Financial Statements
   --------------------
             Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statements of Income for each of the three years in the period ended December 31, 1999
             Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1999
             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999
             Notes to Consolidated Financial Statements
             Independent Auditors' Report
             Supplemental Financial Information (Unaudited):
             Summarized Quarterly Financial Data
             Independent Auditors' Consent to the incorporation by reference of its reports in the Company's registration statements numbered 2-96963, 33-53585, 33-57261, 33-32279, 33-58510, 33-62041,
             333-03625, 33-48967 and 333-95739

   Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

   (b) The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit                                                                Method of
Number                            Description                            Filing
------                            -----------                          ---------

3.1         Articles of Incorporation (incorporated by reference to        *
            the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

3.2         Bylaws, (incorporated by reference to Exhibit 3.2 of the       *
            Company's Quarterly Report on Form 10-Q (the "September
            1999 10-Q") for the quarter ended September 30, 1999).

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

4.4         Credit Agreement, dated as of August 30, 1999, among the       *
            Company, Bank of America, N.A. as the sole and exclusive administrative agent, and the other financial institutions party thereto related to a $500,000,000 revolving credit agreement (incorporated by reference to Exhibit 4.4 to the September 1999 10-Q).

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

10.2        Deluxe Corporation Stock Incentive Plan (as amended            *
            October 31, 1997), including the Deluxe Corporation
            Non-Employee

            Director Stock and Deferral Plan attached as Annex 1 thereto (incorporated by reference to Exhibit 10.2 to the 1997 10-K).

10.3        Deluxe Corporation Performance Share Plan (incorporated by     *
            reference to Exhibit 10.6 to the September 1996 10-Q).

10.4        Deluxe Corporation Employee Stock Purchase Plan                *
            (incorporated by reference to Exhibit 10.7 to the September 1996 10-Q).

10.5        Deluxe Corporation Deferred Compensation Plan                  *
            (incorporated by reference to Exhibit (10)(A) to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1995 (the "1995 10-K")).

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

10.11       Description of John A. Blanchard III Supplemental Pension      *
            Plan (incorporated by reference to Exhibit 10(H) in the 1995 10-K).


10.12       Description of Severance Arrangement with Thomas W.            *
            VanHimbergen. (incorporated by reference to Exhibit 10.15 to the 1997 10-K).

10.13       Description of Severance Arrangement with Lawrence J.          *
            Mosner (incorporated by reference to Exhibit 10.19 to the 1997 10-K).

10.14       Description of non-employee Director Compensation            Filed
            Arrangements.                                               herewith

10.15       Stock and Asset Purchase Agreement made as of December 31,     *
            1998 among Deluxe Corporation, Current, Inc., Se/PDI
            Acquisition Corporation and Taylor Corporation
            (incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 8-K dated January 15,
            1999).

10.16       Executive Retention Agreement, dated as of January 9,          *
            1998, between John A. Blanchard and Deluxe Corporation (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the "May 1998 10-Q").

10.17       Executive Retention Agreement, dated as of January 9,          *
            1998, between Ronald E. Eilers and Deluxe Corporation
            (incorporated by reference to Exhibit 10.5 of the May 1998
            10-Q).

10.18       Executive Retention Agreement, dated as of January 9,          *
            1998, between Deluxe Corporation and John H. LeFevre
            (incorporated by reference to Exhibit 10.6 of the May 1998
            10-Q).

10.19       Executive Retention Agreement, dated as of January 9,          *
            1998, between Deluxe Corporation and Lawrence J. Mosner (incorporated by reference to Exhibit 10.7 of the May 1998 10-Q).

10.20       Schedule identifying other Executive Retention Agreements      *
            omitted for this Report on Form 10-K and the differences between such Agreements and those filed herewith
            (incorporated by reference to Exhibit 10.23 to the Company's Annual Report Form 10-k for the year ended
            December 31, 1998).

10.21       Amendment, dated November 1, 1999, to Executive Retention    Filed
            Agreement, dated as of January 9, 1998, between John A.     herewith
            Blanchard and Deluxe Corporation.

10.22       Schedule identifying other Amendments to Executive           Filed
            Retention Agreements omitted for this Annual Report on      herewith
            Form 10-K and the differences between such Agreements and those filed herewith.

10.23       Deluxe Corporation 2000 Employee Stock Purchase Plan (as     Filed
            amended March 29, 2000).                                    herewith

12.4        Statement re: computation of ratios.                         Filed
                                                                        herewith

21.1        Subsidiaries of the Registrant.                              Filed
                                                                        herewith

23          Consent of Experts and Counsel (incorporated by reference      *
            to page F-1 of this Annual Report on Form 10-K).

24.1        Power of attorney.                                           Filed
                                                                        herewith

27.1        Financial Data Schedule for the year ended December 31,      Filed
            1999.                                                       herewith

27.2        Financial Data Schedule for the year ended December 31,      Filed
            1998.                                                       herewith

27.3        Financial Data Schedule for the year ended December 31,      Filed
            1997                                                        herewith

99.1        Risk Factors and Cautionary Statements.                      Filed
                                                                        herewith

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

                                        DELUXE CORPORATION

   Date: March 28, 2000                 By:   /s/ John A. Blanchard III
                                           -------------------------------------
                                           John A. Blanchard III
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 28,2000.

SIGNATURE                              TITLE
---------                              -----

By  /s/ John A. Blanchard III          Chairman of the Board of Directors,
  -------------------------------      President and Chief Executive Officer
        John A. Blanchard III          (Principal Executive Officer)

By  /s/ Thomas W. VanHimbergen         Executive Vice President and Chief
  -------------------------------      Financial Officer (Principal Financial
        Thomas W. VanHimbergen         Officer and Principal Accounting Officer)

By  /s/ Lawrence J. Mosner             Vice Chairman
  -------------------------------
        Lawrence J. Mosner

                 *
  -------------------------------
        James J. Renier                Director

                 *
  -------------------------------
        Barbara B. Grogan.             Director

                 *
  -------------------------------
        Stephen P. Nachtsheim          Director

                 *
  -------------------------------
        Calvin W. Aurand, Jr.          Director

                 *
  -------------------------------
        Donald R. Hollis               Director

                 *
  -------------------------------
        Robert C. Salipante            Director

                 *
  -------------------------------
        Jack Robinson                  Director

                 *
  -------------------------------
        Hatim A. Tyabji                Director



   *By: /s/ John A. Blanchard III
        --------------------------
            John A. Blanchard III
            Attorney-in-Fact

                          INDEPENDENT AUDITORS' CONSENT

   We consent to the incorporation by reference in Registration Statements Nos. 2-96963, 33-53585, 33-57261, 333-03625, 33-48967 and 333-95739 on Form S-8 and
33-32279, 33-58510 and 33-62041 on Form S-3 of our report dated January 26, 2000, incorporated by reference in this Annual Report on Form 10-K of Deluxe Corporation for the year ended December 31, 2000.

   /s/ Deloitte & Touche LLP
   Deloitte & Touche LLP
   Minneapolis, Minnesota
   March 28, 2000

                                  EXHIBIT INDEX

   The following exhibits are filed as part of this report:

   Exhibit                                                               Page
   Number                           Description                          Number
   ------                           -----------                          ------

   10.17     Description of non-employee Director Compensation
             Arrangements.

   10.21 Amendment, dated November 1, 1999, to Executive Retention Agreement, dated as of January 9, 1998, between John A. Blanchard and Deluxe Corporation.

   10.22     Schedule Identifying other Amendments to Executive
             Retention Agreement Omitted from this Report on Form
             10-K.

   10.23 Deluxe Corporation 2000 Employee Stock Purchase Plan (as amended March 29, 2000).

    12.4     Statement re: computation of ratios.

    21.1     Subsidiaries of the Registrant.

    24.1     Power of attorney.

    27.1     Financial Data Schedule for the year ended December 31,
             1999.

    27.2     Financial Data Schedule for the year ended December 31,
             1998.

    27.3     Financial Data Schedule for the year ended December 31,
             1997

    99.1     Risk Factors and Cautionary Statements