Form 10-K405/A
period 1999-12-31
DELUXE CORP
filed 2000-05-01
CIK 27996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999. Commission file number 1-7945.

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

Common Stock, par value $1.00 per share
              (Title of Class)                    New York Stock Exchange
                                     (Name of each exchange on which registered)


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

BOARD OF DIRECTORS

The following persons serve as members of the Board of Directors of the Company. The term of office of each director will expire at the next annual meeting of the Company's shareholders. This meeting has been scheduled for August 4, 2000.

JOHN A. BLANCHARD III, age 57, has served as President and Chief Executive Officer of the Company since May 1, 1995 and as Chairman of the Board of Directors since May 6, 1996. Mr. Blanchard has also served as Chairman of the Board and Chief Executive Officer of eFunds since March 1, 2000 and he is expected to continue in that role following the Split Off. From January 1994 to April 1995, Mr. Blanchard was executive vice president of General Instrument Corporation, a supplier of systems and equipment to the cable and satellite television industry. From 1991 to 1993, Mr. Blanchard was chairman and chief executive officer of Harbridge Merchant Services, a national credit card processing company. Previously, Mr. Blanchard was employed by American Telephone & Telegraph Company for 25 years, most recently as senior vice president responsible for national business sales. Mr. Blanchard also serves as a director of Wells Fargo and Company and ADC Telecommunications, Inc.

LAWRENCE J. MOSNER, age 57, has served as Executive Vice President of the Company with overall responsibility for all of its day-to-day operations since July 1997 and he became Vice-Chairman of the Company's Board of Directors in August 1999. Following the Split-off, Mr. Mosner is expected to succeed Mr. Blanchard as Chairman of the Board and Chief Executive Officer of the Company. Mr. Mosner served as Senior Vice President of the Company from November 1995 until October 1996, when he became President of Deluxe Direct, Inc. ("DDI") a subsidiary of the Company that provided management services to the companies in its Deluxe Direct business unit. As a Senior Vice President of the Company and President of DDI, Mr. Mosner served as the Principal Executive Officer of Deluxe Direct. In February 1997, Mr. Mosner returned to the office of Senior Vice President of the Company and he served as President of its Paper Payment Systems business unit until he became Executive Vice President of the Company. Mr. Mosner was executive vice president and chief operating officer of Hanover Direct, a direct marketing company, with responsibility for non-apparel products, from 1993 until he joined the Company. Previously, he was employed for 28 years by Sears, Roebuck and Company, where he was Vice President of catalog merchandising from 1991 to 1993.

DR. JAMES J. RENIER, age 70, was chairman and chief executive officer of Honeywell Inc. ("Honeywell") from 1988 until 1993, when he retired as chief executive officer. Dr. Renier continued as chairman of the executive committee of Honeywell's board of directors until April 1994. Honeywell, which was recently acquired by Allied Signal Automotive, Inc. is a manufacturer of control systems that provides products and services for use in homes, commercial and industrial buildings and aviation throughout the world. Dr. Renier was elected to the Board of Directors in 1990 and he is also a member of the board of directors of ReliaStar Financial Corp. ("ReliaStar").

BARBARA B. GROGAN, age 52, is the founder of Western Industrial Contractors of Denver, Colorado ("Western Industrial") and has served as its president and chief executive officer since 1982. Western Industrial specializes in the moving and installation of heavy industrial equipment. Ms. Grogan was elected to the Board of Directors in 1991. Ms. Grogan also serves as a director of Pentair Industries, Inc. and Apogee Enterprises, Inc.

STEPHEN P. NACHTSHEIM, age 55, is a corporate vice president of Intel Corporation ("Intel") and has served as the co-director of Intel Capital since 1998. From 1994 until he transferred to his current position, Mr. Nachtsheim served as the general manager of Intel's mobile/handheld products group. Intel designs and manufactures integrated circuits, microprocessors and other electronic components. Mr. Nachtsheim has been employed by Intel since 1981. Mr. Nachtsheim was elected to the Board of Directors in November 1995.

CALVIN W. AURAND, JR., age 70, became the chairman of the board of directors, president and chief executive officer of Banta Corporation ("Banta") in July 1989, where he served until his retirement in April 1995. Banta is a printing services company. Mr. Aurand was elected to the Board of Directors in November 1996. Mr. Aurand also serves on the board of directors of US Can Corp.

DONALD R. HOLLIS, age 64, has served as president of DRH Strategic Consulting, Inc., a consulting firm which assists technology firms and financial institutions in developing and improving their products based on information technology, since January 1996. Mr. Hollis also serves as president of Hollis Enterprises of Vermont, Inc. which provides services to consumers and small businesses. From 1981 through 1995, Mr. Hollis served as executive vice president and chief technical officer of First Chicago Corporation, a bank holding company. Mr. Hollis was elected to the Board of Directors in November 1996.

ROBERT C. SALIPANTE, age 43, has served as president and chief operating officer of ReliaStar, a holding company specializing in financial services since July 1999. Prior to this position, Mr. Salipante served as senior vice president, personal financial services of ReliaStar from November 1996 through June 1999. Mr. Salipante joined ReliaStar in July 1992 as senior vice president and chief financial officer and has since served in a variety of senior management positions. Mr. Salipante was elected to the Board of Directors in November 1996.

JACK ROBINSON, age 45, has served as the chief executive officer of Personal Cuisine, Inc. ("PCI"), a recently formed foodservice company, since January 31, 2000. Mr. Robinson served as the vice president, finance for the home and small business group of Dell Computer Corporation ("Dell Computer"), a computer manufacturer, from November 1998 until he joined PCI. From February 1998 through November 1998, Mr. Robinson served as president of the Foodservice unit of Sara Lee Bakery, a division of Sara Lee Corporation ("Sara Lee"). Between July 1996 and February 1998, Mr. Robinson served as president of the Specialty Markets division of Sara Lee. Mr. Robinson joined Sara Lee in June 1993 as a senior vice president and the chief financial officer of its Sara Lee Bakery division. Sara Lee is a global packaged food and consumer products company. Mr. Robinson was elected to the Board of Directors in June 1997.

HATIM A. TYABJI, age 55, has served as chief executive officer and chairman of Saraide Inc. ("Saraide.com") since September 1998. Saraide.com is a provider of Internet and wireless data services. From November 1986 until March 1998, Mr. Tyabji served as president and chief executive officer of VeriFone, Inc. ("VeriFone"), which was acquired by Hewlett Packard Company in June 1997. Mr. Tyabji also served as chairman of VeriFone from 1992 until 1998. VeriFone is a global provider of transaction automation systems and Internet commerce solutions. Mr. Tyabji was elected to the Board of Directors in November 1997. Mr. Tyabji also serves on the board of directors of PubliCARD, Inc., Ariba, Inc., Smart Disk Corp., and Best Buy Company, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, and related regulations requires the Company's directors, executive officers, and any persons holding more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. Specific due dates for these reports have been established, and the Company is required to disclose in this proxy statement any failure of a Reporting Person to file a required report by the applicable due date during 1999. Based on its review of the reports submitted to it, the Company believes that each Reporting Person timely filed all required reports during this period.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 15, 2000, the number of shares of Common Stock beneficially owned by each person who is known by the Company to beneficially own more than five percent of the Company's outstanding Common Stock, each Director, each person named in the Summary Compensation Table that appears elsewhere in this Report (the "Named Executive Officers"), and all of the Directors and executive officers of the Company as a group:

                                           NUMBER OF                 NUMBER OF RESTRICTED
NAME OF BENEFICIAL OWNER            SHARES BENEFICIALLY OWNED           STOCK UNITS(1)          TOTAL(1)
------------------------            -------------------------           --------------          --------
ESL Partners, L.P.
One Lafayatte Place
Greenwich, CT 06832(2)..................4,292,400

FMR Corp.
82 Devonshire Street
Boston, MA 02109(3).....................7,904,999

John A. Blanchard III(4)..................478,221..............................0..................478,221

Lawrence J. Mosner(5) ....................235,601.........................16,801..................252,402

Thomas W. VanHimbergen(6) ................110,634..........................9,307..................119,941

Ronald E. Eilers(7)........................71,303 .........................5,000...................76,303

Debra A. Janssen(8)........................16,650..........................1,889...................18,539

Dr. James J. Renier(9) ....................15,380 .............................0...................15,380

Barbara B. Grogan(10) ......................6,925 .........................2,651....................9,576

Stephen P. Nachtsheim(11) ..................3,471 .........................2,425....................5,896

Calvin W. Aurand, Jr.(12) ..................2,100 .........................2,204....................4,304




Donald R. Hollis(13) .......................8,815 .............................0....................8,815

Robert C. Salipante(14) ....................5,226 .............................0....................5,226

Jack Robinson(15) ..........................8,836..........................1,710...................10,546

Hatim A. Tyabji(15).........................1,000..........................4,407....................5,407

All Directors and executive officers
as a group (14 persons)(16) ............1,041,446 ........................48,183................1,089,629



(1) The restricted stock units held by the executive officers of the Company will vest and be converted into shares of Common Stock at various times between August 8, 2000 and January 28, 2001 as described in footnotes (1) and (2) to the Summary Compensation Table. The restricted stock units held by the Directors of the Company were received in lieu of directors' fees pursuant to the Deluxe Corporation Non-Employee Stock and Deferral Plan. These units will generally be converted into shares of Common Stock when the holder ceases to serve as a Director of the Company. The shares of Common Stock subject to issuance upon the vesting of the restricted stock units shown are not beneficially owned by the holders thereof.

(2) Based on a schedule 13G, dated March 10, 2000, filed with the Commission by ESL Partners, L.P. (2,805,971 shares), ESL Limited (631,487 shares), ESL Institutional Partners, L.P. (57,060 shares) and ESL Investors, L.L.C. (797,882 shares). These entities (the "ESL Reporting Group") each have sole voting and dispositive power with respect to the number of shares indicated after their respective names and the members of the ESL Reporting Group are, collectively, the beneficial owners of an aggregate of 4,292,400 shares of the Company's Common Stock, or 5.9% of the number of shares outstanding on March 15, 2000.

(3) Based on a Schedule 13G, dated as of February 14, 2000, filed by FMR Corp. ("FMR"), Edward C. Johnson 3d, chairman of FMR, Abigail P. Johnson, a director of FMR, Fidelity Management & Research Company ("Fidelity"), an investment advisor and a wholly owned subsidiary of FMR, and Fidelity Value Fund, an investment company ("FVF"), with the Commission. According to such Schedule 13G, Mr. Johnson and FMR, through its control of Fidelity, which serves as investment advisor to various registered investment companies (the "Funds"), and the Funds each have sole power to dispose of 6,135,200 shares (8.5% of the outstanding shares of Common Stock on March 15, 2000) owned by the Funds. One of the Funds, FVF, owned 5,952,300 shares or 8.2% of the Company's outstanding shares on March 15, 2000. Neither Mr. Johnson nor FMR has the sole power to vote or direct the voting of the shares held by the Funds. Fidelity carries out the voting of the shares under guidelines established by the Fund's Board of Trustees. Mr. Johnson and FMR, through its control of Fidelity Management Trust Company, a bank which is a wholly owned subsidiary of FMR ("FMTC"), may also be deemed the beneficial owners of an additional 1,214,269 shares held by institutional accounts managed by FMTC. FMR and Mr. Johnson each have sole dispositive and voting power with respect to 356,869 of such shares and sole dispositive and no voting power with respect to 857,400 of such shares. Members of the Johnson family, including Edward C. Johnson 3d and Abigail P. Johnson, may be deemed to form a controlling group with respect to FMR. Strategic Advisers, Inc., a wholly owned subsidiary of FMR, provides investment advice to individuals. It has sole dispositive power, but not the sole voting power, with respect to certain securities held for its clients. FMR's beneficial ownership of shares of Common Stock may include shares beneficially owned by Strategic Advisers, Inc. Edward C. Johnson is the chairman of Fidelity International Limited ("FIL") and Mr. Johnson and his family own shares of FIL representing approximately 40% of the total voting power of FIL's outstanding securities. FIL is the beneficial owner of 555,530 shares of Common Stock. FMR and FIL are each of the view that they are not required to attribute to other the beneficial ownership of securities beneficially owned by them. However, in the February 14, 2000 Schedule 13G, FMR voluntarily included the shares beneficially owned by FIL in the number of shares beneficially owned by FMR.

(4) Includes 25,000 shares of restricted stock that will vest on May 1, 2000, provided that Mr. Blanchard is then employed by the Company and 414,000 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.

(5) Includes 198,000 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.

(6) Includes 200 shares held by the Lynne A. VanHimbergen Trust and 94,001 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days. It is currently anticipated that Mr. VanHimbergen will leave the employ of the Company on or about May 31, 2000.

(7) Includes 54,851 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days. Table does not reflect an additional .12 share held in a brokerage account for the benefit of Mr. Eilers.

(8) Includes 15,001 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.

(9) Includes 4,000 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days and 684 shares of restricted stock. The transfer restrictions on 304 of such shares will lapse on June 15, 2000 and the restrictions on the remaining 380 shares will lapse on September 15, 2000.

(10) Includes 4,000 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.

(11) Includes 2,000 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days and 1,000 shares held by the Nachtsheim Family Trust.

(12) Includes 1,000 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.

(13) Includes 1,000 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days, 3,036 shares held by the Hollis Family Limited Partnership I and 833 shares of restricted stock. The transfer restrictions on 407 of the restricted shares will lapse on June 15, 2000 and the restrictions on the remaining 426 shares will lapse on September 15, 2000.

(14) Includes 1,000 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days and 635 shares of restricted stock. The transfer restrictions on 292 of the restricted shares will lapse on June 15, 2000 and the restrictions on 343 of such shares will lapse on September 15, 2000.

(15) Includes 333 restricted shares which will vest on the date of the Company's next annual shareholders meeting, provided that the holder remains a Director after the meeting.

(16) Number of Shares Beneficially Owned includes 858,520 shares receivable upon the exercise of options that are currently exercisable or will become exercisable within 60 days and 27,818 shares of restricted stock that will vest as described in footnotes (4), (9), (13),
(14) and (15). The group comprised of the executive officers and directors of the Company beneficially owned approximately 1.4% of the outstanding shares of Common Stock on March 15, 2000.








----------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------

                                                                                     LONG-TERM           ALL OTHER
                                                       ANNUAL                      COMPENSATION       COMPENSATION(3)
                                                    COMPENSATION                -------------------

                                                                                      AWARDS
----------------------------------------------------------------------------------------------------------------------
                                                                                          SECURITIES
                                                                                            UNDER-
                                                                              RESTRICTED     LYING
                                                                 OTHER ANNUAL    STOCK     OPTIONS/
 NAME AND PRINCIPAL POSITION    YEAR     SALARY      BONUS(1)    COMPENSATION  AWARDS(2)     SARS
----------------------------------------------------------------------------------------------------------------------
  John A. Blanchard III(4)        1999    $680,000      $680,000      $22,866           0     185,000        $136,400
  President and Chief             1998    $600,000    $1,200,000      $13,848           0     176,000         $79,051
  Executive Officer               1997    $600,000      $638,550      $11,328           0     100,000         $67,745

----------------------------------------------------------------------------------------------------------------------
  Lawrence J. Mosner              1999    $440,000      $440,000      $14,465           0      80,000         $37,052
  Vice Chairman                   1998    $440,000      $880,000      $39,334           0      80,000         $68,175
                                  1997    $440,000      $394,293      $45,153    $461,250     100,000        $108,623

----------------------------------------------------------------------------------------------------------------------
  Thomas W. VanHimbergen(5)       1999    $325,000      $243,750      $17,891           0      50,000         $41,223
  Executive Vice President        1998    $300,000      $405,000      $13,815           0      41,000         $15,188
  and Chief Financial Officer     1997    $200,000      $142,610      $31,547    $154,375      50,000         $34,959

----------------------------------------------------------------------------------------------------------------------
  Ronald E. Eilers(6)             1999    $302,333      $146,858         $190           0      35,616         $35,158
  President and Chief             1998    $275,000      $295,531       $3,963           0      50,000         $36,801
  Operating Officer               1997    $242,083      $262,892      $29,596    $168,750       9,000         $72,350
  (Paper Payment Systems)

----------------------------------------------------------------------------------------------------------------------
  Debra A. Janssen (7)            1999    $261,282      $168,233       $8,719           0      25,000         $17,476
  President and Chief             1998    $198,892      $168,300       $2,467           0      10,000              __
  Operating Officer (eFunds)      1997          __            __           __          __          __              __

----------------------------------------------------------------------------------------------------------------------



------------
(1) Bonus compensation for 1997 was earned under the Company's 1996 Annual Incentive Plan (the "Annual Incentive Plan") and the Company's quarterly bonus plan (the "Quarterly Bonus Plan"). The Quarterly Bonus Plan was terminated at the end of 1997 and all 1998 and 1999 incentive compensation was paid pursuant to the Annual Incentive Plan.

Recipients of awards under the Annual Incentive Plan are entitled to elect to receive all or a portion of their incentive compensation in the form of shares of restricted stock or restricted stock units (whichever option is made available by the Compensation Committee). If an election is made to receive shares of restricted stock or restricted stock units, the amount of the cash forgone is increased by 25 percent in determining the number of shares of restricted stock or restricted stock units awarded. For awards earned during 1999 under the Annual Incentive Plan, restricted stock units were granted on January 28, 2000 in lieu of cash compensation as follows:
16,801 units ($440,000) to Mr. Mosner; 9,307 units ($243,750) to Mr.
VanHimbergen; and 1,889 units ($49,480) to Ms. Janssen. For awards earned during 1998 under the Annual Incentive Plan, restricted stock units were granted on January 29, 1999 in lieu of cash compensation as follows: 24,701 units ($880,000) to Mr. Mosner; 6,315 units ($225,000) to Mr. VanHimbergen; and 4,608 units ($164,184) to Mr. Eilers. For awards earned during 1997 under the Annual Incentive Plan, restricted stock units were granted on January 30, 1998 in lieu of cash compensation as follows: 10,750 units ($354,750) to Mr. Blanchard; 11,948 units ($394,293) to Mr. Mosner; and 4,321 units ($142,610) to Mr.
VanHimbergen. The imputed value of the restricted stock units received by such persons is included in the bonus compensation amounts shown above and is based on the closing price of the Company's Common Stock on the date of grant of such units ($26.1875 on January 28, 2000, $35.625 on January 29, 1999 and $33.00 per
share on January 30, 1998. The units vest on the anniversary of the date of grant, subject to acceleration in the event of the death, disability or approved retirement of the holder and upon certain defined changes in control of the Company. If the employment of the holder is terminated without cause or if the holder voluntarily resigns prior to the vesting of the holder's restricted stock units, the holder will be entitled to receive a cash payment equal to the amount of incentive compensation foregone in exchange for such units. Following the vesting of a restricted stock unit, the holder thereof is entitled to receive one share of Common Stock for each restricted stock unit that vests. Each restricted stock unit also entitles the holder to receive payments prior to the vesting date in an amount equal to the dividend payment on one share of Common Stock. Such amount is payable at the time the corresponding dividend is paid to the Company's shareholders.

(2) The valuations shown in the table are based on the closing price of the Common Stock on the date the awards indicated were granted. In addition to the awards described in the preceding footnote, grants of restricted stock units were made on January 31, 1997 (Mr. Mosner, 15,000 restricted stock units), May 1, 1997 (Mr. VanHimbergen, 5,000 restricted stock units) and August 8, 1997 (Mr. Eilers, 5,000 restricted stock units). Mr. Mosner's restricted stock units vested and were converted into shares of Common Stock on January 31, 2000. One-half of the restricted stock units granted to Mr. VanHimbergen vested and were converted into shares of Common Stock on May 1, 1998 and the remaining units vested and were converted into shares of Common Stock on May 1, 1999. The restricted stock units granted to Mr. Eilers in 1997 will vest and be converted into shares of Common Stock on August 8, 2000, provided that Mr. Eilers is then in the employ of the Company. These units will also vest and be converted into shares of Common Stock upon certain defined changes in control of the Company. Cash dividends are paid on all of the restricted stock units described above during the vesting period.

Based on the closing price of the Common Stock on December 31, 1999 ($27.4375 per share), the value at the end of the Company's last completed fiscal year of the aggregate restricted shares and restricted stock units (other than those received in lieu of incentive compensation as described in footnote (1)) held by the persons named above were: Mr. Blanchard, $685,938 (25,000 restricted shares); Mr. Mosner, $411,563 (15,000 restricted stock units); and Mr. Eilers, $137,182 (5,000 restricted stock units).

(3) All Other Compensation consists of (a) contributions to qualified retirement plans, (b) amounts credited to a non-qualified, supplemental retirement plan (defined contribution and profit sharing allocations in excess of Employee Retirement Income Security Act of 1974 (ERISA) limitations) and (c) amounts credited to a non-qualified deferred compensation plan as benefit plan equivalents.

For 1999, these amounts were as follows: For Mr. Blanchard $16,000, $120,400 and $0, respectively; for Mr. Mosner $16,000, $16,520 and $4,532, respectively; for Mr. VanHimbergen $16,000, $21,875 and $3,348, respectively; for Mr. Eilers $16,000, $17,758 and $1,400, respectively; and for Ms. Janssen $11,200, $4,010 and $2,266, respectively. The qualified retirement plans and the non-qualified, supplemental retirement plan referred to in clauses (a) and (b) above, respectively, are defined contribution and profit sharing plans that provide that contributions vest when made or declared.

All Other Compensation also includes income recognized from relocation expense reimbursement in excess of deductible amounts, incidental relocation compensation and guaranteed minimum resale price allowances in respect of residences sold that is paid to executives under the Company's relocation program. The persons named above recognized income in the following amounts under this program: Mr. Mosner, $27,123 (1998) and $41,025 (1997); Mr.
VanHimbergen, $1,028 (1998) and $34,959 (1997); and Mr. Eilers, $1,125 (1998)
and $32,852 (1997). Taxes reimbursed as a result of such recognition are reported under Other Annual Compensation in the corresponding years.

(4) Mr. Blanchard is entitled to supplemental retirement benefits (the "Supplemental Retirement Benefits") in addition to those ordinarily payable under the Company's profit-sharing, pension and supplemental retirement plans, and with respect to any Company-paid portion of contributory retirement plans, such as the Company's 401(k) plan (collectively, the "Base Plans"). The Supplemental Retirement Benefits are intended to provide Mr. Blanchard with annual retirement benefits approximating those that would be payable to Mr. Blanchard if he had an additional 15 years of service with the Company. The annual amount of the Supplemental Retirement Benefits is calculated by (i) multiplying 1.5 percent times Mr. Blanchard's actual number of years of service at retirement plus 15 and further multiplying the product obtained thereby by the average of Mr. Blanchard's highest five years of cash compensation (base salary plus annual cash incentive) with the Company and (ii) subtracting from the result obtained in clause (i) an amount equal to a level payment annuity obtained by assuming that the principal accumulated for Mr. Blanchard under the Base Plans will be distributed to Mr. Blanchard in 15 equal annual installments with interest paid at an annual rate of eight percent during the distribution period. The Supplemental Retirement Benefits will not be paid unless Mr. Blanchard completes five years of continuous service with the Company, unless Mr. Blanchard's employment is terminated by reason of Mr. Blanchard's disability or death (in which event the Supplemental Retirement Benefits will be paid to Mr. Blanchard or his heirs without regard to the five year service requirement and the amounts payable will be determined based on Mr. Blanchard's years of service prior to his disability or death). The Supplemental Retirement Benefits are payable for 15 years following a qualifying termination of Mr. Blanchard's employment with the Company. Mr. Blanchard's base salary and his participation in the Company's retirement and other benefit plans continue for twenty-four months following any actual or constructive termination of his employment without cause, unless Mr. Blanchard's employment with the Company is terminated in certain circumstances described in an Executive Retention Agreement entered on January 9, 1998, in which event payments to Mr. Blanchard following his termination of employment would be governed by that agreement. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements--Executive Retention Agreements." The Company expects to make a lump-sum cash payment to Mr. Blanchard on December 31, 2000 in satisfaction of its obligations in respect of the Supplemental Retirement Benefits.

(5) Mr. VanHimbergen became an employee of the Company in May 1997. It is currently anticipated that Mr. VanHimbergen will leave the employ of the Company on or about May 31, 2000.

(6) Mr. Eilers' 1997 bonus amount includes a special $146,250 retention bonus earned in connection with his service on behalf of companies held for sale by the Company.

(7) Ms. Janssen became an employee of the Company in February 1998.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

INTRODUCTION
    The Company's officer compensation program is designed to attract and retain highly skilled and capable executives and other individuals who will be responsible for ensuring the Company's future success. This group will include not only those executives and others who can sustain the Company's existing businesses, but also those who will envision new businesses and opportunities, including appropriate acquisitions and alliances, that will contribute to the Company's future success. The compensation program is also intended to align the interests of shareholders and management by linking both short- and long-term compensation to corporate performance, encouraging stock ownership by management and rewarding financial performance that increases total shareholder return.

    The Compensation Committee (the "Compensation Committee") of the Board of Directors has overall responsibility for compensation actions affecting the Company's senior executives. The Compensation Committee is currently composed of four members of the Board of Directors (Mr. Aurand, Chairman, Dr. Renier, Ms. Grogan and Mr. Hollis, who became a member of the Committee in January 2000) who are not current or former officers or employees of the Company.

    The Compensation Committee is responsible for:

    o Developing an executive compensation philosophy and related administrative policies;

    o Reviewing comparative market data for the Chief Executive Officer (the "CEO") and the Company's other senior executives (together with the CEO, the "Officers") and ensuring that the Company's compensation programs are competitive;

    o Approving the design of short- and long-term incentive compensation programs for the Officers and certain other divisional executives (the "Divisional Executives");

    o Establishing performance measurements and compensation awards under the Company's short- and long-term incentive compensation programs for the Officers and Divisional Executives;

    o   Determining the compensation of the CEO;

    o Reviewing and approving the compensation of the Company's other Officers; and

    o   Administering the Company's equity-based compensation programs.

    The Compensation Committee has access to and meets with independent compensation consultants regarding industry and geographic compensation levels and practices. For 1999, the Compensation Committee used compensation survey (the "Compensation Survey") data from two peer groups selected from among publicly traded companies to provide comparative data on the appropriate mix of compensation elements and overall compensation levels. The first peer group included companies engaged in similar industries or facing similar business challenges to those faced by the Company or which met other selected financial and quantitative criteria. The second peer group, which consisted of companies based in the Minneapolis-St. Paul area, was selected to permit examination of local pay practices. In either case, the comparative compensation data was extrapolated to most nearly approximate an industrial company with sales approximately equal to those of the Company in order to make appropriate compensation comparisons.

OFFICER COMPENSATION PROGRAM

    BASE SALARIES--As part of its overall short- and long-term compensation program, base salaries of the Officers during 1999 were generally set at or near the median of similar positions in the Compensation Survey.

    ANNUAL INCENTIVE COMPENSATION--Management and highly compensated employees selected by the Compensation Committee also participate in the Company's 1996 Annual Incentive Plan (as amended, the "Annual Incentive Plan"). For 1999, a total of 26 employees received awards pursuant to the Annual Incentive Plan.

    The 1999 performance criteria adopted by the Compensation Committee were intended to provide bonus cash compensation at approximately the 65th percentile and total cash compensation (base salary plus incentive) between the 50th and the 65th percentile of the companies in the Compensation Survey if the target goals were achieved, rising above such level if the goals were exceeded. A reduced level of compensation was to have been paid if the performance goals were not attained, and no incentive compensation would have been paid if the Company's performance fell below certain thresholds.

    For the Named Executive Officers, other than Mr. Eilers and Ms. Janssen, the only performance factor that was considered in determining incentive compensation for 1999 under the Annual Incentive Plan was Deluxe Value Added, a criteria designed to measure the effectiveness of the Company's investment of its funds ("DVA"). Three-fourths of Mr. Eilers' incentive compensation for 1999 was linked to the financial performance of the Company's Paper Payment Systems segment, the operations of which are directed by Mr. Eilers. The balance of Mr. Eilers' incentive compensation was based on the DVA of the Company as a whole. Ms. Janssen's 1999 incentive compensation was based on the DVA of Deluxe Electronic Payment Systems, Inc. for the first half of 1999 and a combination of the revenue and DVA of the Company's Electronic Payment Solutions segment for the second half of 1999. In establishing performance measurements for 1999, the Compensation Committee considered that certain extraordinary or one-time gains and charges and the discontinuation or sale of certain business units could affect 1999 earnings and, as a consequence, DVA and business unit performance. The performance measurements were adjusted to eliminate the impact of such events, although the Compensation Committee retained the ability to reduce payments to the Officers in its discretion.

    As the Company's adjusted DVA and the applicable business unit performances met targeted levels during 1999, incentive compensation payments to the Officers under the Annual Incentive Plan for 1999 were generally at the targeted award levels, with the exception of Ms. Janssen, whose award was approximately 1.2 times the targeted level.

    LONG-TERM INCENTIVE COMPENSATION--The third element of the Company's compensation program involves stock options issued under the Company's Stock Incentive Plan (as amended, the

"Stock Incentive Plan"). As part of the Company's strategy to emphasize performance-based compensation, the level of long-term incentive grants for 1999 was targeted at between the 50th and 65th percentile of the level of long-term incentive compensation provided by companies in the Compensation Survey. Each Named Executive Officer received an option grant in 1999, and the awards are described elsewhere herein under the caption "Option/SAR Grants in Last Fiscal Year." In 1995, the Company approved a four year performance share plan for certain of the key Executives. Awards were issued under this plan in 1996, but the performance requirements were not achieved and so no shares were issued pursuant to these awards. The performance share plan expired at the end of 1999 and is not being renewed.

    1999 CEO COMPENSATION

    Mr. Blanchard became President and Chief Executive Officer of the Company effective May 1, 1995 and was elected Chairman of the Board of Directors on May 6, 1996. For 1999, Mr. Blanchard received base compensation of $680,000. Mr. Blanchard also earned incentive compensation of $680,000 under the Annual Incentive Plan. As more fully described above, Mr. Blanchard's 1999 incentive compensation was determined by a comparison between the Company's adjusted DVA and the performance standards set by the Compensation Committee.

    Mr. Blanchard was also awarded a ten-year, non-qualified stock option to purchase 185,000 shares of Common Stock in 1999. This option is exercisable at $35.9375 per share and will vest in three equal annual installments commencing on January 4, 2000 (subject to acceleration upon the occurrence of certain events customarily included in the Company's current form of non-qualified option agreements and in the event of certain defined changes in control of the Company).

    The Compensation Committee believes that the terms and amount of Mr. Blanchard's compensation are reasonable given the scope of Mr. Blanchard's duties and responsibilities.

COMPLIANCE WITH SECTION 162(m) OF THE INTERNAL REVENUE CODE

    The Compensation Committee believes that it is important for the Company to continue to be able to take all available tax deductions with respect to the compensation paid to its executive officers. Therefore, the Company has taken such actions as may be necessary under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), to continue to qualify for all available tax deductions related to executive compensation. The Omnibus Budget Reconciliation Act of 1993 created limitations governing the deductibility of compensation in excess of $1 million paid to the five named executive officers of publicly traded companies. The Committee expects that all performance-based compensation paid in 1999 to the Named Executive Officers under the plans described above will qualify for deductibility, either because the compensation is below the threshold for non-deductibility provided in Section 162(m) or because the payment of such compensation complies with the provisions of Section 162(m), and provide the Company's senior management team with a competitive level of compensation.


Calvin W. Aurand, Jr., Chairman
Barbara B. Grogan
James J. Renier
Donald R. Hollis


------------------------------------------------------------------------------------------------------------------------------

                                          OPTIONS/SAR GRANTS IN LAST FISCAL YEAR(1)
------------------------------------------------------------------------------------------------------------------------------
                                                                                          POTENTIAL REALIZABLE VALUE AT
                                                                                          ASSUMED ANNUAL RATES OF STOCK
                                                                                          PRICE APPRECIATION FOR OPTION TERM
                                Individual Grants
------------------------- ---------------- ----------------- -------------- ------------- ------------------ -----------------
                                              % OF TOTAL
                                            OPTIONS/ SARS
                             NUMBER OF        GRANTED TO
                            SECURITIES       EMPLOYEES IN
          NAME              UNDERLYING       FISCAL YEAR
                           OPTIONS/SARS
                              GRANTED                         EXERCISE OR    EXPIRATION         5% ($)(2)       10% ($)(2)
                                                               BASE PRICE       DATE
------------------------- ---------------- ----------------- -------------- ------------- ------------------ -----------------
John A. Blanchard III             185,000            15.04%       $35.9375       1/04/09         $4,181,167       $10,595,897
------------------------- ---------------- ----------------- -------------- ------------- ------------------ -----------------
Lawrence J. Mosner                 80,000             6.50%       $35.9375       1/04/09         $1,808,072        $4,582,010
------------------------- ---------------- ----------------- -------------- ------------- ------------------ -----------------
Thomas W. VanHimbergen             50,000             4.06%       $35.9375       1/04/09         $1,130,045        $2,863,756
------------------------- ---------------- ----------------- -------------- ------------- ------------------ -----------------
Ronald E. Eilers                   30,000             2.44%       $35.9375       1/04/09           $678,027        $1,718,254
                                    1,081              .08%       $39.6875      12/11/04            $12,994           $29,071
                                    4,535              .37%       $39.6875       2/09/06            $68,246          $157,468
------------------------- ---------------- ----------------- -------------- ------------- ------------------ -----------------
Debra A. Janssen                   15,000             1.22%       $35.6250       1/29/09           $336,066          $851,651
                                   10,000              .81%       $35.8125       5/04/09           $225,223          $570,759
------------------------- ---------------- ----------------- -------------- ------------- ------------------ -----------------


(1) The options shown were granted at an exercise price not less than the fair market value of the Common Stock on the date of grant. The options are exercisable in cumulative installments of 33-1/3 percent on each anniversary of the date of grant, provided that the option holder is then employed by the Company (other than the reload options to acquire 1,081 and 4,535 shares issued to Mr. Eilers, which options became exerciseable upon issuance). The vesting of the options is subject to acceleration in the event of the death, disability or approved retirement of the optionee and each option will remain exercisable for a five year period following any such event, although no option may be exercised after the expiration of its originally scheduled term. In addition, the vesting of the options are subject to acceleration in the event of certain defined changes in control of the Company. If the employment of the holder is terminated by the Company without cause, the holder's options will remain exercisable for a five year period following such termination, although no option may be exercised after the expiration of its term. No stock appreciation rights ("SARs") were granted to any of the Named Executive Officers during 1998. All of the options shown contain a reload feature.

(2) The assumed 5 and 10 percent annual stock price appreciation is shown for illustrative purposes only.




                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                                         AND FISCAL YEAR-END OPTION/SAR VALUES(1)
---------------------------------------------------------------------------------------------------------------------------
                                                       NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS/SARS AT       IN-THE-MONEY OPTIONS/SARS AT
                                                               FISCAL YEAR END                 FISCAL YEAR END (2))
------------------- --------------------------------- ---------------------------------- ---------------------------------
                    SHARES
NAME                ACQUIRED ON      VALUE REALIZED     EXERCISABLE    UNEXERCISABLE(3)    EXERCISABLE    UNEXERCISABLE(3)
                    EXERCISE
------------------- ---------------- ---------------- ---------------- ----------------- ---------------- ----------------
John A. Blanchard                 0               $0          260,334           335,666               $0               $0
III
------------------- ---------------- ---------------- ---------------- ----------------- ---------------- ----------------
Lawrence J.                       0               $0          111,334           166,666           $1,125               $0
Mosner
------------------- ---------------- ---------------- ---------------- ----------------- ---------------- ----------------
Thomas W.                         0               $0           47,001            93,999               $0               $0
VanHimbergen
------------------- ---------------- ---------------- ---------------- ----------------- ---------------- ----------------
Ronald E. Eilers              7,500          $74,719           25,184            66,333               $0               $0
------------------- ---------------- ---------------- ---------------- ----------------- ---------------- ----------------
Debra A. Janssen                  0               $0            3,334            31,666               $0               $0
------------------- ---------------- ---------------- ---------------- ----------------- ---------------- ----------------



(1) None of the Named Executive Officers held or exercised any SARs in 1999.

(2) The value of unexercised options at December 31, 1999 is determined by multiplying the difference between the exercise prices of the options and the closing price of the Company's Common Stock on the NYSE on December 31, 1999 ($27.4375 per share) by the number of shares underlying the options.

(3) All of the unexercisable options described above will vest and become fully exercisable upon certain changes in control other than the following: Mr. VanHimbergen (16,666 shares at $30.875 per share); and Mr. Eilers 3,000 shares at $30.75 per share). In the event of a change in control of the Company, the vesting of these options will also accelerate under certain circumstance set forth in the Executive Retention Agreements described below between the Company and each of Messrs. VanHimbergen and Eilers.


DESCRIPTION OF NON-EMPLOYEE DIRECTORS COMPENSATION ARRANGEMENTS

Directors who are employees of the Company do not receive compensation for their service on the Board other than their compensation as employees. During 1999, Directors who were not employees of the Company ("Independent Directors") each received a $50,000 annual board retainer, payable quarterly. An additional $12,500 annual committee retainer was paid to the chair of each committee and a $7,500 annual committee retainer was paid to each other member of a committee. Fees are not paid for attendance at meetings. In addition to the foregoing, Independent Directors may receive compensation for the performance of duties assigned by the Board or its

Committees that are considered beyond the scope of the ordinary responsibilities of Directors or Committee members.

In November 1997, the Company adopted the Deluxe Corporation Non-Employee Stock and Deferral Plan (the "Director Plan"). The purpose of the Director Plan is to provide an opportunity for Independent Directors to increase their ownership of Common Stock and thereby align their interest in the long-term success of the Company with that of the Company's other shareholders. Under the Director Plan, each Independent Director may irrevocably elect to receive, in lieu of cash, shares of Common Stock having a fair market value equal to at least 50% of his or her annual board and committee retainer (collectively, the "Retainer"). The shares of Common Stock receivable pursuant to the Director Plan are issued quarterly or, at the option of the Independent Director, credited to the Director in the form of deferred restricted stock units. These units vest and are converted into shares of Common Stock on the earlier of the tenth anniversary of the February 1st of the year following the year in which the Independent Director ceases to serve on the Company's Board of Directors or such other date as is elected by the Independent Director in his or her deferral election.

Each restricted stock unit receives dividend equivalent payments equal to the dividend payment on one share of Common Stock. Any restricted stock units issued pursuant to the Director Plan will vest and be converted into shares of Common Stock in connection with certain defined changes in control of the Company. All shares of Common Stock issued pursuant to the Director Plan are issued under the Stock Incentive Plan and must be held by the Independent Director receiving them for a minimum period of six months from the date of issuance.

Each new Independent Director receives a one-time grant of 1,000 shares of restricted stock under the Stock Incentive Plan as of the date of his or her initial election to the Board of Directors. The restricted stock vests in equal installments on the dates of the Company's regular shareholders' meetings in each of the three years following the date of grant, provided that the Director remains in office immediately following the regular meeting. Restricted stock awards also vest immediately upon an Independent Director's retirement from the Board in accordance with the Company's policy with respect to mandatory retirement.

In 1997, each Independent Director elected at the 1997 Meeting received a non-qualified option to purchase 1,000 shares of the Company's Common Stock under the Stock Incentive Plan on the date of the 1997 Meeting. These options have an exercise price equal to the fair market value of the underlying Common Stock on the date of grant, became fully exercisable six months after the date of grant and will expire on the tenth anniversary of such date. The options also terminate three months following the date upon which a participant ceases to be a Director of the Company. This option program was discontinued in 1998.

Benefits under the Company's previous Board retirement plan were frozen following the adoption of the Director Plan. As a result, no additional benefits will be accrued for current Directors or be offered to newly elected Directors. Under the current provisions of the Board retirement plan, Independent Directors with at least five years of service as an Independent Director who resign or are not nominated for re-election will receive an annual payment equal to the annual Board retainer in effect on July 1, 1997 ($30,000 per year) for the number of years during which the retiree served on the Board as an Independent Director prior to October 31, 1997. In calculating a Director's eligibility for benefits under this plan, partial years of service are rounded up to the nearest whole number. Retirement payments do not extend beyond the lifetime of the retiree and are contingent upon the retiree's remaining available for consultation with management and refraining from engaging in any activity in competition with the Company. All of the current Independent Directors (other than Hatim Tyabji) are eligible for benefits under this plan. Allen F. Jacobson, who retired from the Board in January 1999, is entitled to receive benefits under this plan for up to seven years following his retirement and Whitney MacMillan, who retired from the Board in May 1999, will be eligible to receive benefits for up to 10 years following his retirement.

LAWRENCE J. MOSNER
    In the event Mr. Mosner's employment should be terminated for reasons other than misconduct or negligence, Mr. Mosner is entitled to receive a severance package consisting of one year's base salary and a second year of income continuation. As part of this income continuation, the Company would continue to make payments to Mr. Mosner in an amount equal to the difference between his base salary and any lesser salary received by Mr. Mosner from a subsequent employer. In the event Mr. Mosner's employment is terminated following certain business combinations or changes of control involving the Company, the terms of the Executive Retention Agreement between Mr. Mosner and the Company that is described below would govern Mr. Mosner's severance entitlements in lieu of the foregoing.

THOMAS W. VANHIMBERGEN
       Mr. VanHimbergen is entitled to severance benefits in the event his employment is terminated for reasons other than willful misconduct, gross negligence or unlawful actions towards the Company or towards others on behalf of the Company (i.e., other than for cause). Under this arrangement, in the event of such a termination, Mr. VanHimbergen will receive a severance package of one year's base salary plus a second year of income continuation. As a part of this income continuation, the Company would continue to make payments to Mr. VanHimbergen in an amount equal to the difference between his base salary and any lesser salary received by Mr. VanHimbergen from a subsequent employer. Mr. VanHimbergen is also entitled to the continuation of his medical, dental, vision and life insurance coverage at employee rates for one year following his termination. In the event Mr. VanHimbergen's employment is terminated following certain business combinations or changes of control involving the Company, the terms of the Executive Retention Agreement between Mr. VanHimbergen and the Company that is described below would govern Mr. VanHimbergen's severance entitlements in lieu of the foregoing.

DEBRA A. JANSSEN
      Ms. Janssen has entered into a letter agreement with the Company's subsidiary, eFunds Corporation ("eFunds"), which entitles her to receive one year's base salary plus a second year of income continuation if her employment is terminated for reasons other than willful misconduct, gross negligence or unlawful actions towards eFunds or others involved with its business. As part of this income continuation, eFunds would continue to make payments to Ms. Janssen in an amount equal to the difference between her base salary and any lesser salary received by her from a subsequent employer.

EXECUTIVE RETENTION AGREEMENTS
    On January 9, 1998, the Company entered into Executive Retention Agreements (the "Retention Agreements") with each of Messrs. Blanchard, Mosner, VanHimbergen and Eilers (collectively, the "Executives"). The Retention Agreements are intended to ensure that the Company will receive the continued dedication and service of the Executives notwithstanding the possibility or occurrence of a change in control of the Company and to encourage the full support and participation of the Executives in formulating and implementing the Company's strategic objectives. The Retention Agreements are designed to diminish the distractions that could be caused by personal uncertainties and risks associated with changes of control and other significant business combinations including the Company by providing the Executives with assurances regarding their compensation and benefits expectations under such circumstances.

    Under the Retention Agreements, each of the Executives agrees to remain in the employ of the Company, and the Company agreed to continue to employ each Executive, until the third anniversary following any "business combination" involving or "change in control" of the Company (as such terms are defined in the Retention Agreements). During such three-year period (the "Employment Period"), each Executive is entitled to maintain a position, authority, duties and responsibilities at least commensurate with the most significant of those held by the Executive during the 180 day period prior to the date (the "Effective Date") of the business combination or change in control (collectively, a "Business Combination") and the base salary of an Executive may not be reduced below that earned by the Executive during the twelve month period preceding the Effective Date. In determining any increase in an Executive's base salary during the Employment Period, the Executive is to be treated in a manner consistent with other peer executives. The Executives are also entitled to receive annual incentive payments during the Employment Period on the same objective basis as other peer executives (although in no event may an Executive's annual target bonus opportunity be less favorable to the Executive than that provided by the Company in the last fiscal year prior to the Effective Date and if the bonuses payable to other peer executives during the Employment Period are not wholly based on objective criteria, the Executive's annual incentive payment must be at least equal to an amount determined with reference to Executive's average annual incentive payments for certain periods ending prior to the Effective Date). During the Employment Period, each Executive is also entitled to participate in the Company's stock incentive, performance share, savings, retirement, welfare and fringe benefit plans on the same basis as the Company's other executives and the opportunities for and benefits to the Executives under such plans may not generally be reduced from those provided during the one-year period prior to the Effective Date.

    If, during the Employment Period, the Company terminates an Executive's employment other than for "cause" or "disability" or the Executive terminates his employment for "good reason" (as such terms are defined in the Retention Agreements), the Executive is entitled to a lump sum payment equal to the sum of any unpaid base salary and accrued vacation pay through the date of termination and an amount determined with reference to the Executive's historical incentive awards (the "Highest Annual Bonus") and the portion of the year in which the termination occurs that the Executive was employed by the Company. In addition, the Executive is entitled to receive a lump sum payment equal to three times the sum of the Executive's annual base salary and the Highest Annual Bonus, plus the amount that would have been contributed by the Company or its affiliates to the retirement plans in which the Executive participated prior to his termination in respect of such sum. Certain resignations and terminations in anticipation of expected business combinations and changes in control also constitute qualifying terminations. With respect to Mr. Blanchard, the amount payable in respect of retirement plan contributions is instead based on the actuarial equivalent of the additional aggregate retirement pension Mr. Blanchard would have received if his Supplemental Retirement Benefits had been fully vested at the time of termination and he had been credited with an additional three years of service at a compensation rate determined by reference to his compensation during the 12 month period preceding the date of termination or, if higher, the 12 month period preceding the Effective Date. See "Summary Compensation Table--footnote 4." The Executives are also entitled to the continuation of their medical, disability, life and other health insurance benefits for up to a three year period after a qualifying termination and to certain out-placement services.

    All unvested options granted to an Executive vest and remain exercisable for a five year period (or, if less, their remaining term) following a qualifying termination and all other restricted shares and restricted stock units held by the Executive under the Stock Incentive Plan vest and are converted into shares of Common Stock on the date of any such termination. In the event the Company is not the surviving corporation in a Business Combination, the Executives are entitled to receive the economic equivalent of the foregoing benefits.

    The Retention Agreements also provide that if any payment or benefit received or to be received by an Executive, whether or not pursuant to his Retention Agreement, would be subject to the federal excise tax on "excess parachute payments," the Company will pay to the Executive such additional amount as may be necessary so that the Executive realizes, after the payment of such excise tax and any income tax or excise tax on such additional amount, the amount of such compensation.

    Under the Retention Agreements, if an Executive's employment is terminated by the Company without cause or by the Executive with good reason prior to the Effective Date at the request or direction of a person who agrees to engage in a Business Combination with the Company or otherwise in anticipation of or in connection with such a Combination (whether or not such a transaction in fact occurs), the Executive's employment shall be deemed to have been so terminated during the Employment Period and the Executive will become eligible for the benefits described above.

    In November 1999, the Retention Agreements with Messrs. Blanchard, Mosner and VanHimbergen were amended to provide, among other things, that the sale or split-off of the Company's non-check printing business would constitute a "business combination" within the meaning of their Retention Agreements which by definition would result in a diminution of their position and authority entitling them to resign for "good reason." A resignation in anticipation of such a transaction (whether or not the transaction actually occurs) also constitutes a qualifying termination.

    The foregoing summary is qualified in its entirety by reference to the complete text of the Retention Agreements and the amendments thereto, copies of which were filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, respectively, to which this Report serves as Amendment No.1.

CHANGE IN CONTROL

In addition to the change of control features applicable to some of the equity-based awards described elsewhere in this Report, in January 1998 the Company adopted a new form of stock option agreement. Under this new form of agreement the three-year vesting schedule of the options granted to Officers of the Company is subject to acceleration upon certain defined changes in control of the Company. Each of Messrs. Blanchard (185,000 shares), Mosner (80,000 shares), VanHimbergen (50,000 shares) and Eilers (35,616 shares) and Ms. Janssen (25,000 shares) received options in 1999 containing this feature.


----------------------------------------------------------------------------------------------------------------------
                           TOTAL SHAREHOLDERS RETURN*

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                             (DIVIDENDS REINVESTED)
                        DELUXE CORPORATION, S&P 500 INDEX
                        AND S&P PUBLISHING INDUSTRY GROUP

----------------------------------------------------------------------------------------------------------------------
                                            1994         1995         1996         1997         1998         1999
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
DELUXE                                      100.00       115.56       136.25       150.07       166.37       130.71
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
S&P 500 STOCK INDEX                         100.00       137.58       169.17       225.60       290.08       351.12
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
S&P PUBLISHING                              100.00       124.13       137.41       138.63       146.35       147.05
INDUSTRY GROUP
(15 companies, excluding the Company)
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------


TOTAL SHAREHOLDER RETURN*
                    COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
                             (DIVIDENDS REINVESTED)

[GRAPH]

   * Assumes $100 invested on December 31, 1994 in Deluxe Common Stock, the S&P 500 Stock Index and the S&P Publishing Industry Group. The S&P Publishing Industry Group is a published industry or line-of-business index prepared independently by Standard & Poor's and is weighted on the basis of stock market capitalization. The Publishing Industry Group contains other companies engaged primarily in the printing business, including the Company's largest competitor in the check printing business.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (b) The following exhibits are filed as part of or are incorporated in this Amendment No.1 by reference:

       Exhibit                                                                                     Method of
       Number                                               Description                              Filing
       ------                                               -----------                              ------
  24.1                Power of attorney (incorporated by reference to Exhibit 24.1 to the               *
                      Company's Annual Report on Form 10-k for the year ended December 31,
                      1999).

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

                                DELUXE CORPORATION


   Date: April 27, 2000          By:       /s/ John A. Blanchard III
                                     ----------------------------------------
                                     John A. Blanchard III
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on April 27, 2000.



SIGNATURE                                   TITLE
---------                                   -----

By    /s/ John A. Blanchard III             Chairman of the Board of Directors,
  -----------------------------------       President and Chief Executive
           John A. Blanchard III            Officer (Principal Executive
                                            Officer)

By  /s/ Thomas W. VanHimbergen              Executive Vice President and Chief
  ----------------------------------        Financial Officer (Principal
         Thomas W. VanHimbergen             Financial Officer and Principal
                                            Accounting Officer)

By   /s/ Lawrence J. Mosner
   ---------------------------------
         Lawrence J. Mosner                 Vice Chairman

                 *
   ---------------------------------
         James J. Renier                    Director

                 *
   ---------------------------------
         Barbara B. Grogan                  Director

                 *
   ---------------------------------
         Stephen P. Nachtsheim              Director

                 *
   ---------------------------------
         Calvin W. Aurand, Jr               Director

                 *
   ---------------------------------
         Donald R. Hollis                   Director

                 *
------------------------------------
         Robert C. Salipante                Director

                 *
------------------------------------
         Jack Robinson                      Director

                 *
------------------------------------
         Hatim A. Tyabji                    Director


   *By: /s/ John A. Blanchard III
        ----------------------------
                John A. Blanchard III
               Attorney-in-Fact