Form 10-Q
period 2000-03-31
DELUXE CORP
filed 2000-05-15
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending       March 31, 2000
                            ----------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number:          1-7945
                        ------------------------


                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                   41-0216800
--------------------------------------------   ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

 3680 Victoria St., N. St. Paul, Minnesota                55126-2966
--------------------------------------------   ---------------------------------
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

                                                 Yes ___X___  No _______

 The number of shares outstanding of registrant's common stock, par value $1.00 per share, at May 5, 2000 was 72,322,815.

ITEM I. FINANCIAL STATEMENTS

                          PART I. FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in Thousands)

                                                                                       March 31, 2000    December 31,
                                                                                         (Unaudited)         1999
                                                                                       --------------    ------------
CURRENT ASSETS
      Cash and cash equivalents                                                            $   26,949      $  140,465
      Restricted custodial cash                                                                 4,247           3,429
      Marketable securities                                                                    23,115          25,713
      Trade accounts receivable, net of allowance for doubtful accounts of $5,509 and
           $5,814, respectively                                                               124,536         115,775
      Inventories:
          Raw material                                                                          3,219           3,110
          Semi-finished goods                                                                   7,275           7,245
          Finished goods                                                                        1,390           1,261
      Supplies                                                                                 14,051          15,007
      Deferred advertising                                                                     15,118          17,189
      Deferred income taxes                                                                    14,225          14,206
      Prepaid expenses and other current assets                                                43,548          75,349
                                                                                           ----------      ----------
          Total current assets                                                                277,673         418,749
                                                                                           ----------      ----------
LONG-TERM INVESTMENTS                                                                          67,531          40,846
RESTRICTED CASH                                                                                24,470          28,939
PROPERTY, PLANT AND EQUIPMENT
      Land and land improvements                                                               40,695          41,157
      Buildings and building improvements                                                     162,776         165,028
      Machinery and equipment                                                                 442,579         448,445
                                                                                           ----------      ----------
          Total                                                                               646,050         654,630
      Less accumulated depreciation                                                           358,793         359,845
                                                                                           ----------      ----------
          Property, plant, and equipment - net                                                287,257         294,785
INTANGIBLES
      Cost in excess of net assets acquired - net                                             138,963          51,705
      Internal use software - net                                                             147,977         142,465
      Other intangible assets - net                                                            20,645          15,154
                                                                                           ----------      ----------
          Total intangibles                                                                   307,585         209,324
                                                                                           ----------      ----------
              Total assets                                                                 $  964,516      $  992,643
                                                                                           ==========      ==========

                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)
                             ----------------------

                                                                                  March 31, 2000     December 31,
                                                                                    (Unaudited)          1999
                                                                                  --------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                 $   56,987       $   60,876
     Accrued liabilities:
         Wages, including vacation pay                                                    47,320           54,228
         Employee profit sharing and pension                                               7,728           33,490
         Accrued income taxes                                                             47,187           28,405
         Accrued rebates                                                                  26,577           28,281
         Accrued contract losses                                                          19,542           20,599
         Other                                                                           103,236          111,330
     Borrowings on lines of credit                                                        44,528           63,100
     Long-term debt due within one year                                                    2,653            4,357
                                                                                      ----------       ----------
         Total current liabilities                                                       355,758          404,666
                                                                                      ----------       ----------
LONG-TERM DEBT                                                                           114,011          115,542
DEFERRED INCOME TAXES                                                                     46,329           46,322
OTHER LONG-TERM LIABILITIES                                                                8,499            8,805
SHAREHOLDERS' EQUITY
     Common shares - $1 par value (authorized 500,000,000 shares; issued: 2000 -
                                 72,219,425 shares; 1999 - 72,019,898 shares)             72,219           72,020
     Additional paid-in capital                                                            6,018
     Retained earnings                                                                   363,102          346,617
     Unearned compensation                                                                    (4)             (47)
     Accumulated other comprehensive income                                               (1,416)          (1,282)
                                                                                      ----------       ----------
         Shareholders' equity                                                            439,919          417,308
                                                                                      ----------       ----------
             Total liabilities and shareholders' equity                               $  964,516       $  992,643
                                                                                      ==========       ==========


See Notes to Unaudited Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                (Dollars in Thousands, Except per Share Amounts)
                                   (Unaudited)

                                                                QUARTERS ENDED
                                                                   MARCH 31,
                                                                   --------
                                                             2000             1999
                                                             ----             ----
NET SALES                                                $  404,426       $  414,077
Cost of sales                                               171,684          186,078
                                                         ----------       ----------
GROSS MARGIN                                                232,742          227,999

OPERATING EXPENSES
Selling, general and administrative                         158,634          149,023
Research and development                                      1,301              679
                                                         ----------       ----------
Total operating expenses                                    159,935          149,702
                                                         ----------       ----------

Income from operations                                       72,807           78,297

OTHER INCOME (EXPENSE)
Other income                                                  1,773            1,604
Interest expense                                             (3,681)          (1,782)
                                                         ----------       ----------
INCOME BEFORE INCOME TAXES                                   70,899           78,119

PROVISION FOR INCOME TAXES                                   26,577           30,086
                                                         ----------       ----------

NET INCOME                                               $   44,322       $   48,033
                                                         ==========       ==========

NET INCOME PER SHARE - BASIC                             $     0.61       $     0.60
NET INCOME PER SHARE - DILUTED                           $     0.61       $     0.60

CASH DIVIDENDS PER COMMON SHARE                          $     0.37       $     0.37


See Notes to Unaudited Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                               QUARTERS ENDED
                                                                                                  MARCH 31,
                                                                                                  ---------
                                                                                            2000             1999
                                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                             $   44,322       $   48,033
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                           11,082           14,256
     Amortization of intangibles                                                            10,920            6,221
     Asset impairment charges                                                                                    60
     Stock purchase discount                                                                   919            1,270
     Changes in assets and liabilities, net of effects from acquisitions and sales of businesses:
        Restricted cash                                                                      3,651             (480)
        Trade accounts receivable                                                           (8,171)           8,116
        Inventories                                                                            756            1,552
        Accounts payable                                                                    (4,214)           4,309
        Other assets and liabilities                                                       (27,173)         (83,007)
                                                                                        ----------       ----------
           Net cash provided by operating activities                                        32,092              330

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of marketable securities with maturities of more than 3 months           2,542            9,637
Purchases of marketable securities with maturities of more than 3 months                                     (4,993)
Purchases of capital assets                                                                (20,901)         (25,597)
Payments for acquisitions, net of cash acquired                                           (115,991)         (13,038)
Net proceeds from sales of businesses, net of cash sold                                                      18,342
Proceeds from sales of capital assets                                                       11,480               28
Loans to others                                                                             32,500
Other                                                                                       (6,329)             532
                                                                                        ----------       ----------
           Net cash used in investing activities                                           (96,699)         (15,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on lines of credit                                                            (19,255)
Payments on long-term debt                                                                    (635)          (5,594)
Payments to retire common stock                                                               (936)         (47,704)
Proceeds from issuing stock under employee plans                                             2,756            7,146
Cash dividends paid to shareholders                                                        (26,712)         (29,574)
                                                                                        ----------       ----------
           Net cash used in financing activities                                           (44,782)         (75,726)


NET CASH USED BY CERTAIN INTERNATIONAL OPERATIONS DURING DECEMBER, 1999 (SEE
   NOTE 9)                                                                                  (4,127)
                                                                                        ----------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (113,516)         (90,485)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           140,465          268,389
                                                                                        ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   26,949       $  177,904
                                                                                        ==========       ==========


See Notes to Unaudited Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1. The consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the quarters ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the quarters ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the Company's consolidated audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     2. The Company's total comprehensive income for the quarters ended March 31, 2000 and 1999 was $44.2 million and $47.9 million, respectively. The Company's total comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

     3. The following table reflects the calculation of basic and diluted earnings per share (dollars and shares outstanding in thousands, except per share amounts).

                                                             Quarters Ended
                                                                March 31,
                                                           2000           1999
--------------------------------------------------------------------------------
        Net income per share-basic:
          Net income                                     $ 44,322      $ 48,033
          Weighted average shares outstanding              72,135        79,961
--------------------------------------------------------------------------------
          Net income per share-basic                     $    .61      $    .60
================================================================================

        Net income per share-diluted:
          Net income                                     $ 44,322      $ 48,033
--------------------------------------------------------------------------------
          Weighted average shares outstanding              72,135        79,961
          Dilutive impact of options                           67           257
          Shares contingently issuable                          3             9
--------------------------------------------------------------------------------
          Weighted average shares and potential
          dilutive shares outstanding                      72,205        80,227
--------------------------------------------------------------------------------
          Net income per share-diluted                   $    .61      $    .60
================================================================================

     4. As of March 31, 2000, the Company had committed lines of credit for $450.0 million available for borrowing and as support for commercial paper. The average amount drawn on these lines during the first three months of 2000 was $46.3 million at a weighted average interest rate of 6.19%. As of March 31, 2000, $40.0 million was outstanding under these lines of credit at an interest rate of 6.07%. The average amount drawn on these lines during 1999 was $39.8 million at a weighted average interest rate of 6.39%. As of December 31, 1999, $60.0 million was outstanding under these lines of credit at an interest rate of 6.39%. The Company issued no commercial paper during the first three months of 2000 or during 1999.

The Company also had a $10.0 million line of credit, denominated in Indian rupees, available to its international operations at an interest rate of 15.81%. The average amount drawn on this line during the first three months of 2000 was $4.1 million. As of March 31, 2000, $4.5 million was outstanding. The average amount drawn on this line during 1999 was $2.7 million. As of December 31, 1999, $3.1 million was outstanding.

The Company had uncommitted bank lines of credit of $40.0 million available at variable interest rates. The average amount drawn on these lines of credit during the first three months of 2000 was $51,000 at a weighted-average interest rate of 6.07%. The average amount drawn on these lines of credit during 1999 was $1.5 million at a weighted-average interest rate of 5.12%. As of March 31, 2000 and December 31, 1999, no amounts were outstanding under these lines of credit.

The Company has a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of March 31, 2000 and December 31, 1999, no such notes were issued or outstanding.

     5. During 1997, a judgment was entered against the Company in the U.S. District Court for the Western District of Pennsylvania. The case was brought against the Company by Mellon Bank (Mellon) in connection with a potential bid to provide electronic benefit transfer services for the Southern Alliance of States. In September 1997, the Company recorded a pretax charge of $40.0 million to reserve for this judgment and other related costs.

In January 1999, the United States Court of Appeals for the Third Circuit affirmed the judgment of the district court and the Company paid $32.2 million to Mellon in February 1999. The portion of the reserve remaining after the payment of this judgment ($2.1 million) was reversed and is reflected in other income in the consolidated statement of income for the three months ended March 31, 1999.

     6. The Company's consolidated balance sheets reflect restructuring accruals of $12.8 million and $15.1 million as of March 31, 2000 and December 31, 1999, respectively, for employee severance costs, and $0.1 million and $1.1 million as of March 31, 2000 and December 31, 1999, respectively, for estimated losses on asset dispositions.

During the first quarter of 1999, restructuring accruals of $2.0 million were reversed. These reversals related to the Company's decision in 1999 to retain the international operations of its Electronic Payment Solutions segment. These reversals are reflected in selling, general and administrative (SG&A) expense in the consolidated statement of income for the three months ended March 31, 1999.

The cumulative activity of the severance portion of the Company's restructuring accruals as of March 31, 2000 is as follows (dollars in millions):

                                                 SG&A Reductions
                     Check Printing Plant         & Direct Mail
                        Closings/Other(1)          Production(2)                Total
                    --------------------------------------------------------------------------
                      No. of                    No. of                   No. of
                     employees                 employees                employees
                     affected      Amount      affected      Amount      affected      Amount
                    --------------------------------------------------------------------------
Original accrual       4,970       $ 68.0          860       $ 21.2        5,830       $ 89.2
Severance paid        (4,280)       (57.4)        (320)        (7.6)      (4,600)       (65.0)
Adjustments to
accrual                 (545)        (5.9)        (270)        (5.5)        (815)       (11.4)
                    --------------------------------------------------------------------------
Balance,
March 31, 2000           145       $  4.7          270       $  8.1          415       $ 12.8
                    --------------------------------------------------------------------------

(1) Includes charges recorded in 1996 and 1998 for plans to close financial institution check printing plants and charges recorded in 1996 and 1997 for reductions in support functions at corporate operations and other businesses.

(2) Includes charges recorded in 1998 for the Company's initiatives to reduce SG&A expense and discontinue production of direct mail products.

The majority of the remaining severance costs are expected to be paid in 2000 with cash generated from the Company's operations.

The remaining accrual for estimated losses on asset dispositions as of March 31, 2000 relates to charges recorded in 1996 and 1998 for plans to close financial institution check printing plants. These plant closures were completed during the first quarter of 2000. Through March 31, 2000, losses of $14.9 million on the disposition of the assets of these plants have been applied against the restructuring reserves.

     7. In February 2000, the Company acquired all of the outstanding shares of Designer Checks for $97.0 million in cash. Designer Checks produces specialty design checks and related products for direct sale to consumers and is included in the Company's Paper Payment Systems segment. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to its acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. Total cost in excess of net assets acquired in the amount of $88.8 million was reflected as goodwill and is being amortized over 15 years.

     8. In March 2000, the Company paid cash of $20.0 million for an approximately 24% interest in a limited liability company that provides automated teller machine management and outsourcing services to retailers and financial institutions. This investment is being accounted for under the equity method of accounting and is included in other long-term investments in the Company's consolidated balance sheet as of March 31, 2000. The Company's consolidated financial statements reflect the results of this business subsequent to its acquisition date in other income (expense) within the Company's Electronic Payment Solutions segment. The difference between the carrying value of the investment and the underlying equity in the net assets of the limited liability company is being accounted for in the same manner as goodwill and is being amortized over 15 years.

     9. Effective January 1, 2000, certain of the Company's non-U.S. subsidiaries which had previously reported their results of operations and financial position on a one-month lag changed their reporting dates to coincide with the rest of the Company's subsidiaries. These subsidiaries implemented the Company's central accounting and financial reporting system in January 2000, allowing them to reflect financial results on a more timely basis. The results of operations for these subsidiaries for the month of December 1999 were excluded from the Company's statements of income and were reflected as an adjustment to retained earnings in the first quarter of 2000. These businesses generated a net loss of $1.1 million in the month of December 1999.

     10. The Company has organized its business units into four operating segments based on the nature of the products and services offered by each: Paper Payment Systems, Electronic Payment Solutions, Professional Services and Government Services. Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Electronic Payment Solutions provides comprehensive electronic payment management solutions that combine transaction processing with decision support and risk management tools to the financial services and retail industries. Professional Services provides information technology development, maintenance and support and business process management services to financial services companies and to all of the Company's businesses. Government Services provides electronic benefit transfer services and online medical eligibility verification services to state and local governments. In December 1999, the Company sold its collections business. The results of this business are not included in the Company's segment information, but are included in the Company's reconciliations to consolidated amounts. The Company's segments operate primarily in the United States. The Electronic Payment Solutions and Professional Services segments also have international operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the Company's notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In evaluating segment performance, management focuses on income from operations, net income and earnings before interest, income taxes, depreciation and amortization (EBITDA). The income from operations measurement utilized by management excludes special charges (e.g., certain restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.). During the first quarters of 2000 and 1999, no such charges were excluded from the segments' operating results.

During the three months ending March 31, 1999, holding company expenses were allocated to the segments as a fixed percentage of segment revenues. This allocation included expenses for various support functions such as human resources, information services and finance and included depreciation and amortization expense related to holding company assets. The corresponding corporate asset balances were also allocated to the segments. During the three months ending March 31, 2000, the majority of the costs for these support functions were incurred directly by the operating segments. The remaining holding company expenses were allocated to the segments based on estimates of the costs which would have been incurred by the operating segments if they were stand-alone, independent entities. Intersegment sales are generally based on current market pricing.

Prior to the acquisition of the remaining 50% interest in HCL-Deluxe, N.V. in April 1999, the results of this business were recorded under the equity method of accounting. As such, the Company recorded its 50% ownership in HCL-Deluxe, N.V.'s results of operations prior to the acquisition in other expense in the consolidated statements of income. To be consistent with management reporting, the entire results of the joint venture for the pre-acquisition period are reflected in the business segment information for the Professional Services segment as if the business had been a consolidated entity.

Segment information for the quarters ended March 31, 2000 and 1999 is as follows (dollars in thousands):

                                      Paper     Electronic
QUARTER ENDED                       Payment        Payment   Professional      Government          Total
MARCH 31, 2000                      Systems      Solutions       Services        Services       Segments
---------------------------------------------------------------------------------------------------------
Net sales to external
  customers                       $ 319,812      $  69,086      $   3,738       $  11,790      $ 404,426
Intersegment sales                                     238         17,143                         17,381
Operating income (loss)              77,700          1,849         (1,143)          2,035         80,441
Net income (loss)                    55,404            796           (777)          1,198         56,621
EBITDA                               91,834          7,460           (268)          2,035        101,061
Depreciation and
  amortization expense               15,446          5,665            874                         21,985
Segment assets                      559,694        252,795         37,080          24,336        873,905
Capital purchases                    12,087          6,684          2,113                         20,884
---------------------------------------------------------------------------------------------------------

                                      Paper     Electronic
QUARTER ENDED                       Payment        Payment   Professional      Government          Total
MARCH 31, 1999                      Systems      Solutions       Services        Services       Segments
---------------------------------------------------------------------------------------------------------
Net sales to external
     customers                    $ 311,871      $  56,488      $   1,755       $  11,310      $ 381,424
Intersegment sales                                      58            792                            850
Operating income (loss)              75,806          6,137           (650)            179         81,472
Net income (loss)                    65,851          4,045           (636)            590         69,850
EBITDA                               88,349         11,120           (557)          2,273        101,185
Depreciation and
  amortization expense               13,913          4,998             93                         19,004
Segment assets                      525,997        174,135          8,575          36,909        745,616
Capital purchases                    17,389          7,537            145              77         25,148
---------------------------------------------------------------------------------------------------------

Segment information reconciles to consolidated amounts as follows (dollars in thousands):

                                                              Quarters Ended
                                                                 March 31,
--------------------------------------------------------------------------------
NET SALES TO EXTERNAL CUSTOMERS                              2000          1999
--------------------------------------------------------------------------------
Total segment net sales to external customers           $ 404,426     $ 381,424
Divested businesses not included in segments                             34,408
Professional Services pre-acquisition elimination                        (1,755)
--------------------------------------------------------------------------------
Total consolidated net sales to external customers      $ 404,426     $ 414,077
--------------------------------------------------------------------------------


                                                              Quarters Ended
                                                                 March 31,
--------------------------------------------------------------------------------
OPERATING INCOME                                             2000          1999
--------------------------------------------------------------------------------
Total segment operating income                          $  80,441     $  81,472
Divested businesses not included in segments                              2,534
Professional Services pre-acquisition elimination                           647
Unallocated holding company expenses                       (7,634)       (6,356)
--------------------------------------------------------------------------------
Total consolidated operating income                     $  72,807     $  78,297
--------------------------------------------------------------------------------

Holding company expenses for both periods consist primarily of charges for certain liabilities that are not allocated to the segments.

                                                              Quarters Ended
                                                                 March 31,
--------------------------------------------------------------------------------
NET INCOME                                                   2000          1999
--------------------------------------------------------------------------------
Total segment net income                                $  56,621     $  69,850
Divested businesses not included in segments                                813
Professional Services pre-acquisition elimination                          (185)
Unallocated holding company expenses                      (12,299)      (22,445)
--------------------------------------------------------------------------------
Total consolidated net income                           $  44,322     $  48,033
--------------------------------------------------------------------------------

Unallocated holding company expenses affecting net income consist of charges for certain liabilities that are not allocated to the segments, interest expense, investment income and related income tax expense.

                                                              Quarters Ended
                                                                 March 31,
--------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION EXPENSE                        2000          1999
--------------------------------------------------------------------------------
Total segment depreciation and amortization
   expense                                              $  21,985     $  19,004
Divested businesses not included in segments                              1,540
Professional Services pre-acquisition elimination                           (93)
Unallocated holding company expense                            17            26
--------------------------------------------------------------------------------
Total consolidated depreciation and amortization
   expense                                              $  22,002     $  20,477
--------------------------------------------------------------------------------

                                                                  March 31,
TOTAL ASSETS                                                 2000          1999
--------------------------------------------------------------------------------
Total segment assets                                    $ 873,905    $  745,616
Assets of divested businesses not included in
   segments                                                              74,723
Professional Services pre-acquisition elimination                        (6,950)
Unallocated holding company assets                         90,611       262,772
--------------------------------------------------------------------------------
Total consolidated assets                               $ 964,516    $1,076,161
--------------------------------------------------------------------------------

Unallocated holding company assets consist primarily of cash, investments and deferred tax assets relating to holding company activities.

                                                              Quarters Ended
                                                                 March 31,
--------------------------------------------------------------------------------
CAPITAL PURCHASES                                            2000          1999
--------------------------------------------------------------------------------
Total segment capital purchases                         $  20,884     $  25,148
Divested businesses not included in segments                                581
Professional Services pre-acquisition elimination                          (145)
Holding company capital purchases                              17            13
--------------------------------------------------------------------------------
Total consolidated capital purchases                    $  20,901     $  25,597
--------------------------------------------------------------------------------

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                        Net Sales to External Customers
                                Quarters Ended               Long-Lived Assets
                                   March 31,                     March 31,
--------------------------------------------------------------------------------
                               2000          1999             2000          1999
                               ----          ----             ----          ----
United States             $ 400,506     $ 409,036        $ 281,287     $ 331,720
Foreign countries             3,920         5,041            5,970         3,232
--------------------------------------------------------------------------------
Total consolidated        $ 404,426     $ 414,077        $ 287,257     $ 334,952
--------------------------------------------------------------------------------


       11. In January 2000, the Company announced that its board of directors approved a plan to combine its Electronic Payment Solutions, Professional Services and Government Services businesses into a separate, independent, publicly traded company called eFunds Corporation (eFunds).

The Company has announced that eFunds plans to issue shares of its common stock to the public through an initial public offering. After this offering, the Company will own at least 80.1% of eFunds' outstanding shares. In April 2000, eFunds filed a registration statement with the Securities and Exchange Commission (SEC) for an initial public offering of its common stock. The registration statement has been filed with the SEC, but it has not yet become effective. The Company plans to distribute all of its shares of eFunds common stock to its shareholders who tender shares of the Company's common stock in a an exchange offer (the Split-off). The Company has requested a private letter ruling from the Internal Revenue Service (IRS) that the Split-off would be a tax-free transaction to the Company and its shareholders. The Split-off is contingent upon the Company receiving a favorable tax ruling from the IRS. In accordance with Emerging Issues Task Force (EITF) 96-4, "Accounting for Reorganizations Involving a Non-pro Rata Split-off of Certain Nonmonetary Assets to Owners," and Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions," Deluxe will account for the Split-off as a non-pro rata split-off of a segment of a business in a corporate plan of reorganization and will account for the transaction at fair value.

As part of the Split-off, the Company and eFunds have entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation. The agreements relate to matters such as consummation of the public offering and the Split-off, registration rights for the Company, intercompany loans, software development and business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services.

     12. In April 2000, the Company completed negotiations with the prime contractor for a state coalition for which the Company's Government Services segment provides electronic benefit transfer services. Prior to this, the Company and the prime contractor were operating without a binding, legally enforceable contract. The Company will increase its provision for expected future losses on long-term contracts by approximately $12.2 million in the second quarter of 2000 to reflect the fact that the Company now has a definitive agreement with this contractor.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

The Company has organized its business units into four operating segments based on the nature of the products and services offered by each: Paper Payment Systems, Electronic Payment Solutions, Professional Services and Government Services. Paper Payment Systems provides check printing services to financial services companies and markets checks and business forms directly to households and small businesses. Electronic Payment Solutions provides comprehensive electronic payment management solutions that combine transaction processing with decision support and risk management tools to the financial services and retail industries. Professional Services provides information technology development, maintenance and support and business process management services to financial services companies and to all of the Company's businesses. Government Services provides electronic benefit transfer services and online medical eligibility verification services to state and local governments. After its current contractual commitments expire in 2006, the Company intends to exit the Government Services business, although during the wind-down period the Company intends to continue to take steps to improve the profitability of the business. In December 1999, the Company sold its collections business, which did not fit into the Company's new business model. The Company's segments operate primarily in the United States. The Electronic Payment Solutions and Professional Services segments also have international operations.

Results of Operations - Quarter Ended March 31, 2000 Compared to the Quarter Ended March 31, 1999

NET SALES - Net sales were $404.4 million for the first quarter of 2000, down 2.3% from the first quarter of 1999 when sales were $414.1 million. 1999 sales included $34.4 million of sales from the Company's collections business which was sold in December 1999. With these sales excluded from 1999, net sales increased 6.5% in 2000.

Paper Payment Systems' net sales increased $7.9 million, or 2.5%, to $319.8 million in the first quarter of 2000 from $311.9 million in the first quarter of 1999. This increase was due, in part, to the acquisition of Designer Checks in February 2000. Additionally, the segment experienced volume increases in its business forms and direct checks businesses, as well as increased revenue per unit for both its financial institution and direct check printing businesses. Partially offsetting these improvements was a decrease in volume for the financial institution check printing business due to lost customers. The loss of business was due primarily to competitive pricing requirements that fell below the segment's revenue and profitability per unit targets.

Electronic Payment Solutions' net sales increased $12.8 million, or 22.6%, to $69.3 million in the first quarter of 2000 from $56.5 million in the first quarter of 1999. This increase was due to higher volume for the segment's electronic funds transfer (EFT) processing, account verification and collections services. Additionally, revenue per inquiry for the segment's account verification services increased. EFT transaction volume increased 23.0% in 2000 and account verification inquiries increased 21.3%. Several new customers were added in the first quarter of 2000 for newer decision support and risk management products such as Qualifile and FraudFinder.

Professional Services' net sales of $20.9 million in the first quarter of 2000 represents an increase over 1999, as this business was acquired in April 1999. Sales to external customers in the first quarter of 2000 were $3.7 million. While the net sales for this segment were not included in the Company's consolidated statement of income for the first quarter of 1999, its net sales increased $18.3 million as compared to the first quarter of 1999. This growth was due primarily to the initiation of business process management and software development outsourcing services for the other segments of the Company and also included sales to new clients and increased sales to existing clients.

Government Services' net sales increased $0.5 million, or 4.2%, to $11.8 million in the first quarter of 2000 from $11.3 million in the first quarter of 1999. This increase was due to the roll-out of electronic benefit transfer services in additional states during early 1999 and price increases on contract extensions for online medical eligibility verification services. The Company expects the revenues of this segment to decrease as existing contracts expire.

GROSS MARGIN - Gross margin for the Company was 57.5% in the first quarter of 2000 compared to 55.1% in the first quarter of 1999. This increase was partially due to the sale of the Company's collections business in December 1999. That business had a gross margin of 34.0% in the first quarter of 1999. Additionally, margins for the Company's existing businesses showed improvement over 1999.

Paper Payment Systems' gross margin increased to 64.5% in the first quarter of 2000 from 61.4% in the first quarter of 1999. This increase was due to cost reductions realized from closing financial institution check printing plants, continuing process improvements within all businesses and the loss of lower margin customers within the financial institution check printing business. The last of the scheduled check printing plant closings was completed during the first quarter of 2000. The Company plans to continue its process improvements and increase sales of higher margin products in 2000.

Electronic Payment Solutions' gross margin increased to 43.8% in the first quarter of 2000 from 41.3% in the first quarter of 1999. This improvement was due primarily to an increase in online customer inquiries, which have lower costs than telephone inquiries.

Professional Services, which was acquired in April 1999, contributed a gross margin of 39.7% in the first quarter of 2000. This compares favorably with the 31.0% gross margin realized by this business in the first quarter of 1999, prior to the inclusion of its results in the Company's consolidated financial statements. This increase was due to the execution of more profitable contracts, less reliance on sub-contractors and an increasing portion of work being performed offshore where margins are higher.

Gross margin for Government Services increased to 30.4% in the first quarter of 2000 from 12.1% in the first quarter of 1999. This increase was due primarily to higher installation costs experienced in the first quarter of 1999 as new states were rolled out during that timeframe.

SELLING, GENERAL AND ADMINSTRATIVE (SG&A) EXPENSE - SG&A expense increased $9.6 million, or 6.4%, from the first quarter of 1999. The increase is due to a number of factors including the acquisitions of the Professional Services segment and Designer Checks, as well as increased marketing expenses for new and existing products. This increase was partially offset by the sale of the Company's collections business in December 1999. This business had $9.2 million of SG&A expense in the first quarter of 1999.

Paper Payment Systems' SG&A expense increased 10.6% from the first quarter of 1999. This reflects an increase within the financial institution check printing business resulting from increased spending on internet commerce infrastructure, as well as increased marketing expenses for the direct mail check business as it continues to emphasize new customer acquisition. Additionally, the segment experienced increased SG&A expense due to the acquisition of Designer Checks in February 2000.

Electronic Payment Solutions' SG&A expense increased 67.3% from the first quarter of 1999 due to several factors, including additional promotional advertising geared toward creating brand awareness, infrastructure investments, and increased consulting, retention, recruiting and relocation expenses. Additionally, in 1999, the Company reversed $2.0 million of restructuring accruals from prior periods related to the Company's decision to retain the international operations of this segment.

SG&A expense for Professional Services was $9.4 million in the first quarter of 2000. This compares to expense of $1.3 million in the first quarter of 1999, when the results of this business were not included within the Company's consolidated financial statements. The increase in expense was due to infrastructure investments including the addition of staff, the establishment and expansion of regional offices in the United States and the completion and staffing of a software development center and business process management facility in India. Additionally, the acquisition of this business resulted in goodwill amortization expense beginning in April 1999.

Government Services' SG&A expense increased 30.0%, or $0.4 million, from the first quarter of 1999 due primarily to bad debt expense relating to accounts receivable deemed to be uncollectible.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE - R&D expense increased to $1.3 million, or 0.3% of net sales, in the first quarter of 2000 compared to $0.7 million, or 0.2% of net sales, in the first quarter of 1999. The majority of the increase occurred within the Paper Payment Systems segment due to research into advances in printing technologies and operational platforms.

OTHER INCOME (EXPENSE) - Other expense increased $1.7 million from the first quarter of 1999 due primarily to the 1999 reversal of $2.1 million of reserves for legal proceedings and an increase in interest expense of $1.9 million due to increased borrowings in 2000. These increases were partially offset by the fact that the losses of the Professional Services segment were no longer included in other expense after April 1999 when the Company began consolidating this business' results of operations in its consolidated financial statements.

PROVISION FOR INCOME TAXES - The Company's effective tax rate decreased to 37.5% for the first three months of 2000 from 38.5% for the comparable period in 1999 due primarily to decreased state tax expense as a result of various tax reduction initiatives undertaken by the Company.

NET INCOME - Net income for the first quarter of 2000 decreased to $44.3 million, compared to $48.0 million for the first quarter of 1999. The Company's improved gross margin and lower tax rate were offset by increased SG&A expense related to internet commerce and other infrastructure investments, increased marketing expenses within the direct mail check printing and Electronic Payment Solutions businesses and increased goodwill amortization due to acquisitions. Additionally, results for the first quarter of 1999 included the $2.1 million reversal of reserves for legal proceedings, as well as the reversal of $2.0 million of restructuring reserves related to the Company's decision to retain the international operations of the Electronic Payment Solutions segment.

Financial Condition - Liquidity

Cash provided by operations represents the Company's primary source of working capital and the source for financing capital expenditures and paying cash dividends.

Cash provided by operations was $32.1 million for the first three months of 2000, compared with $0.3 million for the first three months of 1999. A majority of the increase is due to a payment of $32.2 million in February 1999 resulting from a judgment in a lawsuit involving the Government Services segment.

The Company's working capital on March 31, 2000 was a negative $78.1 million compared to $14.1 million on December 31, 1999. The Company's current ratio on March 31, 2000 was 0.8 to 1, compared to 1.0 to 1 on December 31, 1999. The decrease is due primarily to the use of cash during the first three months of 2000 to complete two acquisitions.

Cash used in investing activities was $96.7 million in the first quarter of 2000 and $15.1 million in the first quarter of 1999. The most significant use of cash for investing activities was the payment of $116.0 million in 2000 to complete an acquisition and to purchase an investment interest in a limited liability company. The Company paid $13.0 million in 1999 to complete one acquisition. Purchases of capital assets totaled $20.9 million in 2000 and $25.6 million in 1999. Sources of investing cash flows were the sales of businesses and capital assets and the collection of a note receivable arising from short-term financing provided in 1999 on sales of facilities. These activities generated investing cash inflows of $44.0 million in the first quarter of 2000 and $18.4 million in the first quarter of 1999.

Cash used in financing activities was $44.8 million for the first quarter of 2000 and $75.7 million for the first quarter of 1999. The primary uses of cash for financing activities were repayments of debt and the payment of dividends to shareholders. These activities used cash of $46.6 million during the first quarter of 2000 and $35.2 million during the first quarter of 1999. Additionally, payments to repurchase common stock were $0.9 million in 2000 and $47.7 million in 1999. The primary source of cash from financing activities is the issuance of common stock to employees under the Company's stock purchase plan. Common stock issued to employees generated financing cash inflows of $2.8 million for the first quarter of 2000 and $7.1 million for the first quarter of 1999.

Financial Condition - Capital Resources

As of March 31, 2000, the Company had committed lines of credit for $450.0 million available for borrowing and as support for commercial paper. The average amount drawn on these lines during the first three months of 2000 was $46.3 million at a weighted average interest rate of 6.19%. As of March 31, 2000, $40.0 million was outstanding under these lines of credit at an interest rate of 6.07%. The average amount drawn on these lines during 1999 was $39.8 million at a weighted average interest rate of 6.39%. As of December 31, 1999, $60.0 million was outstanding under these lines of credit at an interest rate of 6.39%. The Company issued no commercial paper during the first three months of 2000 or during 1999.

The Company also had a $10.0 million line of credit, denominated in Indian rupees, available to its international operations at an interest rate of 15.81%. The average amount drawn on this line during the first three months of 2000 was $4.1 million. As of March 31, 2000, $4.5 million was outstanding. The average amount drawn on this line during 1999 was $2.7 million. As of December 31, 1999, $3.1 million was outstanding.

The Company had uncommitted bank lines of credit of $40.0 million available at variable interest rates. The average amount drawn on these lines of credit during the first three months of 2000 was $51,000 at a weighted-average interest rate of 6.07%. The average amount drawn on these lines of credit during 1999 was $1.5 million at a weighted-average interest rate of 5.12%. As of March 31, 2000 and December 31, 1999, no amounts were outstanding under these lines of credit.

The Company has a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of March 31, 2000 and December 31, 1999, no such notes were issued or outstanding.

Outlook/Recent Developments

In January 2000, the Company announced that its board of directors approved a plan to combine its Electronic Payment Solutions, Professional Services and Government Services segments into a separate, independent, publicly traded company to be called eFunds Corporation (eFunds). Management believes that the plan to split-off the Company's higher growth businesses is consistent with its strategy to create strategically focused enterprises that can independently pursue their business objectives, raise capital and pursue growth opportunities in their respective markets. Management also believes that splitting-off its electronic payment and e-commerce related businesses into a publicly traded company maximizes shareholder value.

The Company has announced that eFunds plans to issue shares of its common stock to the public through an initial public offering. After this offering, the Company will continue to own at least 80.1% of eFunds' outstanding shares. In April 2000, eFunds filed a registration statement with the Securities and Exchange Commission (SEC) for an initial public offering of its common stock. The registration statement has been filed with the SEC, but it has not yet become effective. The Company plans to distribute all of its shares of eFunds' common stock to its shareholders who tender shares of the Company's common stock in an exchange offer (the Split-off). The Company has requested a private letter ruling from the Internal Revenue Service (IRS) that the Split-off would be a tax-free transaction to the Company and its shareholders. The Split-off is contingent upon the Company receiving a favorable tax ruling from the IRS.

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

The Company will incur additional costs and expenses associated with the IPO and the Split-off. A portion of these costs will be expensed in future periods and a portion is expected to be netted against the proceeds from the public offering. Should the IPO not occur, these costs would also be expensed in future periods.

In April 2000, the Company completed negotiations with the prime contractor for a state coalition for which the Company's Government Services segment provides electronic benefit transfer services. Prior to this, the Company and the prime contractor were operating without a binding, legally enforceable contract. The Company will increase its provision for expected future losses on long-term contracts by approximately $12.2 million in the second quarter of 2000 to reflect the fact that the Company now has a definitive agreement with this contractor


Item 3. Quantitative and Qualitative Disclosure About Market Risk

As of March 31, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $23.1 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore would not expect to recognize an adverse impact on net income or cash flows.

As of March 31, 2000, the Company has an outstanding balance of $4.5 million on a line of credit denominated in Indian rupees. The rate on this debt remains fixed for the term of the borrowing. The funds borrowed are used exclusively within India to pay for expenses denominated in Indian rupees.

The Company operates internationally, and so it is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. The Company is exposed to foreign currency exchange risk to the extent that there are adverse fluctuations in the Indian rupee and British pound exchange rates. The Company does not believe that near-term changes in these exchange rates of 10% would have a material impact on the Company's future earnings, financial position or cash flows. Historically, the effect of movements in the exchange rates has not been material to the consolidated operating results of the Company.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than routine litigation incidental to its business, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the Company's property is subject.


Item 5. Other Information

2000 ANNUAL SHAREHOLDERS' MEETING

The Company has scheduled its annual meeting of shareholders for August 4, 2000. Shareholders of record as of June 5, 2000 will be entitled to notice of and to vote at and attend this meeting.

RISK FACTORS AND CAUTIONARY STATEMENTS.

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases, letters to shareholders and in oral statements made by the Company's representatives, the words or phrases "should result," "are expected to," "targeted," "will continue," "will approximate," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse.

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. This discussion supersedes the discussion in the Company's current Annual Report on Form 10-K for the year ended December 31, 1999.

Earnings Estimates. From time to time, representatives of the Company may make predictions or forecasts regarding the Company's future results, including estimated earnings or earnings from operations. Any forecast, including the Company's current statements that it expects earnings in 2000 to slightly exceed 1999 earnings and prior statements that it has a target of generating cumulative EBITDA (earnings before interest, income taxes, depreciation and amortization) in excess of $2.3 billion over the next five years, regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

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

Recent Strategic Initiatives. Approximately one year ago, the Company announced the creation of Electronic Payment Solutions, a new business unit comprised of eFunds Corporation (f/k/a Deluxe Electronic Payment Systems, Inc.), Debit Bureau(SM), Chex Systems, Inc., Deluxe Payment Protection Systems, Inc. and a check conversion company that it purchased in February 1999. It is hoped that combining these businesses into a single business unit will increase their opportunities for revenue and profit growth. The Company also announced an intention to transfer certain resources and responsibilities from its corporate group to its operating units in an effort to enable them to more efficiently respond to market opportunities and conditions. The benefits, if any, that may result from these initiatives cannot be precisely quantified. Further, accomplishing the goals of the reorganization is dependent upon identifying and developing new products and services, some or all of which may be directed at markets not now served by the Company. The successful execution of this strategy is also dependant upon identifying and retaining personnel and third parties with the expertise needed to develop and implement the Company's strategic initiatives. Portions of the initiative may also involve identifying and reaching agreements with strategic alliance partners and acquisition targets. Unexpected delays are common in endeavors of this type and can arise from a variety of sources, many of which will likely have been unanticipated. The likelihood that the reorganization will achieve its goal of incrementally increasing the revenues and profits of the businesses included in this business unit must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development and execution of new business initiatives and the competitive, rapidly changing environment in which this business will operate.

In January 2000, the Company announced that its Board of Directors approved a plan to combine its Electronic Payment Solutions, Professional Services and Government Services segments into a separate company to be called eFunds Corporation ("eFunds") and that eFunds plans to issue shares of its common stock to the public through an initial public offering ("IPO"). Unanticipated delays and disruptions are common with regard to endeavors of this type due to business or market developments, changes in the equity markets and other factors that are difficult or impossible for the Company to control. As a result, there can be no assurance that this initial public offering can be consummated in a timely manner, or at all. Although it is under no obligation to do so, the Company has also announced that, following any initial public offering by eFunds, it plans to distribute all of its shares of eFunds common stock to its shareholders who tender shares of the Company's common stock in an exchange offer (the "Split-off"). The Split-off is contingent upon the Company receiving a favorable tax ruling from the Internal Revenue Service, and no assurance can be given that such a ruling will in fact be obtained. Additionally, the timing of the Split-off, if consummated, could have an adverse impact on the Company's ability to meet profitability targets. Once the Split-off occurs, the results of eFunds will no longer be included in the Company's consolidated results of operations.

In addition, the Company will incur additional costs and expenses associated with the IPO and the Split-off. A portion of these costs will be expensed in future periods and may adversely affect the Company's ability to achieve expected levels of profitability. Further, a substantial portion of the costs associated with the IPO are expected to be netted against the proceeds from the public offering. Should the IPO not occur, these costs would also become expenses in future periods and would adversely affect expected levels of profitability.

Professional Services. There can be no assurance that the services proposed to be offered by the Company's Professional Services business unit will achieve market acceptance in either the United States or India. To date, the operations of this business unit have not been profitable. In addition, the Company has only limited operational experience in India. The successful development of Professional Services is subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an extended operating history, reliance on key personnel, a need to attract and retain qualified employees in a highly competitive labor market, a competitive environment characterized by numerous well-established and well-capitalized competitors and the risk that the reputation of the business could be more adversely affected by any customer service issues or problems than would be the case with a more established firm. Further, in developing Professional Services, the Company faces additional complexities arising from the maintenance of certain of its functions in India. In addition to the normal complications that arise in connection with the management of remote locations, operations in foreign countries are subject to numerous potential obstacles including, among other things, cultural differences, political instability in the region, export controls, governmental interference or regulation (both domestic and foreign), currency fluctuations, personnel issues and varying competitive conditions. There can be no assurance that one or more of these factors, or additional causes or influences, many of which are likely to have been unanticipated and beyond the ability of the Company to control, will not operate to inhibit the success of this business unit. As a result, there can be no assurance that this business unit will ever generate significant revenues or profits or provide an adequate return on the Company's investment.

Debit Bureau(SM). The Company has announced its intention to offer decision support tools and information to retailers and financial institutions that offer or accept direct debit-based products, such as checking accounts, ATM cards, debit cards and Internet payments. There can be no assurance that the Company's Debit Bureau(SM) initiative will result in the introduction of a significant number of new products or services or that any new products or services introduced by the Company will generate revenues in material amounts. In any event, the continued development of Debit Bureau(SM) is expected to continue to require investment by the Company.

IDDA Initiative. The Company has recently announced a initiative to develop an Internet demand deposit account opening product. This product has only recently been introduced and there can be no assurance that the system will achieve widespread market acceptance or generate incremental revenues in material accounts. In addition, technological change occurs at a rapid pace in the Internet applications area, and there can be no assurance that competing products or systems will not be introduced that will narrow or limit the market for the Company's system or render it obsolete.

Paper Payment Initiatives. Associated with the Company's plans to divisionalize its businesses with the IPO and Split-Off, the Company's Paper Payment Systems segment is developing and evaluating plans for growth initiatives, including increased investment in the development of its electronic ordering capabilities. The adoption and implementation of these plans will increase this segment's investment in its business. There is no assurance that the amount of this investment will not exceed the Company's expectations and result in materially increased levels of expenses.

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

Consumer Privacy Protection. Laws and regulations relating to consumer privacy protection could harm the Company's ability to collect and use data, increase its operating costs or otherwise harm its business. There is an increasing public concern over consumer privacy rights. The Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. The new federal financial modernization law, known as the Gramm-Leach-Bliley Act, imposes significant new consumer information privacy requirements on a wide range of companies. The Gramm-Leach-Bliley Act requires covered companies to develop and implement policies to protect the security and confidentiality of consumers' nonpublic information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. The Gramm-Leach-Bliley Act also mandates government agencies to issue standards to implement these requirements. The Company's Electronic Payment Solutions business unit could experience increased costs in order to comply with any new standards. In addition, the Gramm-Leach-Bliley Act requires covered companies to give an opt-out notice to consumers before sharing consumer information with third parties. The opt-out notice requirement is subject to several exceptions, which the Company believes apply to its business. It is possible that new state or federal legislation or regulations could restrict or prohibit the Company's ability to collect and use some types of consumer information, which could have an adverse effect on its business.

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

Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income for at least the next several years. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services, are in various stages of maturity or development and additional systems will likely be introduced. The Company believes that there will continue to be a substantial market for checks for the foreseeable future, although a reduction in the volume of checks used by consumers is expected and may already be occurring. The rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot, however, be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for the Company's primary products. Although the Company believes that its recent acquisition of an electronic check conversion company may contribute to the continued viability of the paper check as a payment mechanism by accelerating processing times and reducing processing costs, there can be no assurance that the check conversion technology developed by this new subsidiary and its competitors will achieve widespread acceptance or have a measurable impact on the sales volume of the Company's principal products.

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

          3.2       Bylaws (incorporated by reference to Exhibit 3.2 to the               *
                    Company's Quarterly Report on Form 10-Q (the "September 1999
                    10-Q") for the quarter ended September 30, 1999.)

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

          4.4       Credit Agreement, dated as of August 30, 1999, among the              *
                    Company, Bank of America, N.A. as the sole and exclusive
                    administrative agent, and the other financial institution
                    party thereto related to a $500,000,000 revolving credit
                    agreement (incorporated by reference to Exhibit 4.4 to the
                    September 1999 10-Q).

         12.1       Statement re: computation of ratios                              Filed herewith

         27.1       Financial Data Schedule for the quarter ended March 31, 2000     Filed herewith

         --------------------------
         *Incorporated by reference


          (b)       Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DELUXE CORPORATION
                                       (Registrant)


Date:  May 15, 2000                /s/ J. A. Blanchard III
                                   ------------------------------------
                                   J.A. Blanchard III, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  May 15, 2000                /s/ Lois M. Martin
                                   ------------------------------------
                                   Lois M. Martin
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.                    Description                           Page Number
-----------                    -----------                           -----------

   12.1       Statement re: computation of ratios

   27.1       Financial Data Schedule for the Quarter Ended March
              31, 2000