Form 10-Q
period 2000-06-30
DELUXE CORP
filed 2000-07-28
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending        June 30, 2000
                            ----------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number:              1-7945
                             -----------------------


                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                   41-0216800
-------------------------------------------    ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3680 Victoria St., N. Shoreview, Minnesota               55126-2966
-------------------------------------------    ---------------------------------
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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at July 21, 2000 was 72,331,268.

         WE URGE INVESTORS AND SECURITY HOLDERS TO READ eFUNDS CORPORATION'S REGISTRATION STATEMENT ON FORM S-4, INCLUDING THE PROSPECTUS RELATING TO THE EXCHANGE OFFER DESCRIBED HEREIN, WHEN IT BECOMES AVAILABLE, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. WHEN THESE AND OTHER DOCUMENTS RELATING TO THE TRANSACTION ARE FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION, THEY MAY BE OBTAINED FREE AT THE SEC'S WEB SITE AT www.sec.gov. HOLDERS OF DELUXE CORPORATION COMMON STOCK MAY ALSO OBTAIN EACH OF THESE DOCUMENTS (WHEN THEY BECOME AVAILABLE) FOR FREE BY DIRECTING YOUR REQUEST TO DELUXE CORPORATION, c/o SHAREOWNER SERVICES, P.O. BOX 64873, ST. PAUL, MINNESOTA 55164-0873. THIS COMMUNICATION SHALL NOT CONSTITUTE AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY, NOR SHALL THERE BE ANY SALE OF SECURITIES IN ANY STATE IN WHICH THE OFFER, SOLICITATION OR SALE WOULD BE UNLAWFUL PRIOR TO REGISTRATION OR QUALIFICATION UNDER THE SECURITIES LAWS OF ANY SUCH STATE. NO OFFERING OF SECURITIES SHALL BE MADE EXCEPT BY MEANS OF A PROSPECTUS MEETING THE REQUIREMENTS OF SECTION 10 OF THE SECURITIES ACT OF 1933, AS AMENDED.

ITEM I. FINANCIAL STATEMENTS
----------------------------

                         PART I. FINANCIAL INFORMATION


                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in Thousands)

                                                                                       June 30, 2000   December 31,
                                                                                        (Unaudited)        1999
                                                                                       -------------   ------------
CURRENT ASSETS
      Cash and cash equivalents                                                           $   91,168     $  140,465
      Restricted custodial cash                                                                6,311          3,429
      Marketable securities                                                                   18,171         25,713
      Trade accounts receivable, net of allowance for doubtful accounts of $3,311 and
           $5,814, respectively                                                              126,141        115,775
      Inventories:
          Raw material                                                                         2,478          3,110
          Semi-finished goods                                                                  7,788          7,245
          Finished goods                                                                       1,239          1,261
      Supplies                                                                                13,872         15,007
      Deferred advertising                                                                    11,776         17,189
      Deferred income taxes                                                                   19,215         14,206
      Prepaid expenses and other current assets                                               45,567         75,349
                                                                                          ----------     ----------
          Total current assets                                                               343,726        418,749
                                                                                          ----------     ----------
LONG-TERM INVESTMENTS                                                                         65,335         40,846
RESTRICTED CASH                                                                               28,748         28,939
PROPERTY, PLANT AND EQUIPMENT
      Land and land improvements                                                              40,679         41,157
      Buildings and building improvements                                                    163,069        165,028
      Machinery and equipment                                                                437,089        448,445
                                                                                          ----------     ----------
          Total                                                                              640,837        654,630
      Less accumulated depreciation                                                          368,486        359,845
                                                                                          ----------     ----------
          Property, plant, and equipment - net                                               272,351        294,785
INTANGIBLES
      Cost in excess of net assets acquired - net                                            141,287         51,705
      Internal use software - net                                                            163,592        142,465
      Other intangible assets - net                                                           15,794         15,154
                                                                                          ----------     ----------
          Total intangibles                                                                  320,673        209,324
                                                                                          ----------     ----------
              Total assets                                                                $1,030,833     $  992,643
                                                                                          ==========     ==========

                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)

                                                                                   June 30, 2000     December 31,
                                                                                    (Unaudited)          1999
                                                                                   -------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                $    55,285      $    60,876
     Accrued liabilities:
         Wages, including vacation pay                                                    54,641           54,228
         Employee profit sharing and pension                                              16,449           33,490
         Accrued income taxes                                                             22,276           28,405
         Accrued rebates                                                                  26,308           28,281
         Accrued contract losses                                                          27,734           20,599
         Other                                                                           107,951          111,330
     Short-term debt                                                                      19,813           63,100
     Long-term debt due within one year                                                    2,755            4,357
                                                                                     -----------      -----------
         Total current liabilities                                                       333,212          404,666
                                                                                     -----------      -----------
LONG-TERM DEBT                                                                           113,499          115,542
DEFERRED INCOME TAXES                                                                     46,571           46,322
OTHER LONG-TERM LIABILITIES                                                                8,144            8,805
MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY                                             31,882               --
SHAREHOLDERS' EQUITY
     Common shares - $1 par value (authorized 500,000,000 shares; issued: 2000 -
                                 72,331,225 shares; 1999 - 72,019,898 shares)             72,331           72,020
     Additional paid-in capital                                                            8,823               --
     Retained earnings                                                                   418,013          346,617
     Unearned compensation                                                                    --              (47)
     Accumulated other comprehensive income                                               (1,642)          (1,282)
                                                                                     -----------      -----------
         Shareholders' equity                                                            497,525          417,308
                                                                                     -----------      -----------
             Total liabilities and shareholders' equity                              $ 1,030,833      $   992,643
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
                                   (Unaudited)

                                                       Quarters Ended                 Six Months Ended
                                                          June 30,                        June 30,
                                                          --------                        --------
                                                   2000             1999            2000            1999
                                                   ----             ----            ----            ----
NET SALES                                        $ 406,756       $ 407,841       $ 811,182       $ 821,918
Cost of sales                                      180,209         184,260         351,894         370,338
                                                 ---------       ---------       ---------       ---------
GROSS MARGIN                                       226,547         223,581         459,288         451,580

Selling, general and administrative expense        165,984         146,719         325,919         296,421
                                                 ---------       ---------       ---------       ---------

Income from operations                              60,563          76,862         133,369         155,159

OTHER INCOME (EXPENSE)
Sale of subsidiary stock                            30,113              --          30,113              --
Other (expense) income                              (1,234)          2,518             540           4,121
Interest expense                                    (3,567)         (1,677)         (7,248)         (3,458)
                                                 ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES                          85,875          77,703         156,774         155,822

PROVISION FOR INCOME TAXES                           4,206          29,924          30,783          60,010
                                                 ---------       ---------       ---------       ---------

NET INCOME                                       $  81,669       $  47,779       $ 125,991       $  95,812
                                                 =========       =========       =========       =========

NET INCOME PER SHARE - BASIC                     $    1.13       $    0.61       $    1.74       $    1.22
NET INCOME PER SHARE - DILUTED                   $    1.13       $    0.61       $    1.74       $    1.21

CASH DIVIDENDS PER COMMON SHARE                  $    0.37       $    0.37       $    0.74       $    0.74

See Notes to Unaudited Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                                    --------
                                                                                               2000           1999
                                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $ 125,991      $  95,812
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                            21,748         27,855
       Amortization of intangibles                                                             23,274         12,768
       Asset impairment charges                                                                    --            117
       Stock purchase discount                                                                  1,582          2,481
       Gain on issuance of subsidiary stock                                                   (30,113)            --
       Deferred income tax                                                                     (4,797)            --
       Changes in assets and liabilities, net of effects from acquisitions and sales of businesses:
             Restricted cash                                                                   (2,691)       (13,336)
             Trade accounts receivable                                                         (9,776)        21,127
             Inventories                                                                        1,134          2,754
             Accounts payable                                                                  (5,916)        (4,850)
             Other assets and liabilities                                                     (19,557)       (49,046)
                                                                                            ---------      ---------
                  Net cash provided by operating activities                                   100,879         95,682
                                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of marketable securities with maturities of more than 3 months              7,627         17,438
Purchases of marketable securities with maturities of more than 3 months                           --        (17,915)
Purchases of capital assets                                                                   (42,792)       (51,592)
Payments for acquisitions, net of cash acquired                                              (115,991)       (35,666)
Net proceeds from sales of businesses, net of cash sold                                            --         24,447
Proceeds from sales of capital assets                                                          11,909             52
Loans to others                                                                                32,500             --
Other                                                                                          (6,363)          (104)
                                                                                            ---------      ---------
                  Net cash used in investing activities                                      (113,110)       (63,340)
                                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from short-term debt                                                  (43,863)        25,065
Payments on long-term debt                                                                     (1,299)        (8,038)
Net proceeds from issuance of subsidiary stock                                                 61,995             --
Payments to retire common stock                                                                (1,047)      (199,853)
Proceeds from issuing stock under employee plans                                                4,746         16,020
Cash dividends paid to shareholders                                                           (53,471)       (59,372)
                                                                                            ---------      ---------
                  Net cash used in financing activities                                       (32,939)      (226,178)
                                                                                                           ---------

NET CASH USED BY CERTAIN INTERNATIONAL OPERATIONS DURING DECEMBER, 1999 (SEE
   NOTE 9)                                                                                     (4,127)
                                                                                            ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (49,297)      (193,836)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              140,465        268,389
                                                                                            ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  91,168      $  74,553
                                                                                            =========      =========

See Notes to Unaudited Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1. The consolidated balance sheet as of June 30, 2000, the consolidated statements of income for the quarters and six months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the Company's consolidated audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     2. The Company's total comprehensive income for the quarters ended June 30, 2000 and 1999 was $81.4 million and $46.6 million, respectively. Total comprehensive income for the six months ended June 30, 2000 and 1999 was $125.6 million and $94.5 million, respectively. The Company's total comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

     3. The following table reflects the calculation of basic and diluted earnings per share (dollars and shares outstanding in thousands, except per share amounts):

                                                    Quarters Ended           Six Months Ended
                                                       June 30,                  June 30,
                                                       --------                  --------
                                                  2000         1999         2000         1999
------------------------------------------------------------------------------------------------
Net income per share-basic:
  Net income                                    $ 81,669     $ 47,779     $125,991     $ 95,812
  Weighted average shares outstanding             72,275       77,776       72,203       78,790
------------------------------------------------------------------------------------------------
  Net income per share-basic                    $   1.13      $ 0 .61     $   1.74     $   1.22
================================================================================================

Net income per share-diluted:
  Net income                                    $ 81,669     $ 47,779     $125,991     $ 95,812
------------------------------------------------------------------------------------------------
  Weighted average shares outstanding             72,275       77,776       72,203       78,790
  Dilutive impact of options                          77          312           72          275
  Shares contingently issuable                         6           19            4           14
------------------------------------------------------------------------------------------------
  Weighted average shares and potential
    dilutive shares outstanding                   72,358       78,107       72,279       79,079
------------------------------------------------------------------------------------------------
  Net income per share-diluted                  $   1.13     $  0 .61     $   1.74     $   1.21
================================================================================================

     4. As of June 30, 2000, the Company had committed lines of credit for $450.0 million available for borrowing and as support for commercial paper. One of these committed lines of credit for $300 million expires on August 30, 2000. The Company is currently evaluating an extension. The average amount drawn on these lines during the first six months of 2000 was $37.4 million at a weighted-average interest rate of 6.38%. As of June 30, 2000, no amounts were outstanding under these lines of credit. The average amount drawn on these lines during 1999 was $39.8 million at a weighted-average interest rate of 6.39%. As of December 31, 1999, $60.0 million was outstanding under these lines of credit at an interest rate of 6.39%. As of June 30, 2000, the Company had $15.0 million of commercial paper outstanding at an interest rate of 7.10%. The average amount of commercial paper outstanding during the first six months of 2000 was $2.5 million at a weighted-average interest rate of 6.54%. No commercial paper was issued during 1999.

The Company also had a $10.0 million line of credit, denominated in Indian rupees, available to its international operations at an interest rate of 15.81%. The average amount drawn on this line during the first six months of 2000 was $4.3 million. As of June 30, 2000, $4.8 million was outstanding. The average amount drawn on this line during 1999 was $2.7 million. As of December 31, 1999, $3.1 million was outstanding.

The Company had uncommitted bank lines of credit of $40.0 million available at variable interest rates. The average amount drawn on these lines of credit during the first six months of 2000 was $65 thousand at a weighted-average interest rate of 6.47%. The average amount drawn on these lines of credit during 1999 was $1.5 million at a weighted-average interest rate of 5.12%. As of June 30, 2000 and December 31, 1999, no amounts were outstanding under these lines of credit.

The Company has a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of June 30, 2000 and December 31, 1999, no such notes were issued or outstanding.

     5. During 1997, a judgment was entered against the Company in the U.S. District Court for the Western District of Pennsylvania. The case was brought against the Company by Mellon Bank (Mellon) in connection with a potential bid to provide electronic benefit transfer (EBT) services for the Southern Alliance of States. In September 1997, the Company recorded a pretax charge of $40 million to reserve for this judgment and other related costs. In January 1999, the United States Court of Appeals for the Third Circuit affirmed the judgment of the district court and the Company paid $32.2 million to Mellon in February 1999. The portion of the reserve remaining after the payment of this judgment ($2.1 million) was reversed and is reflected in other income in the consolidated statement of income for the six months ended June 30, 1999.

     6. The Company's consolidated balance sheets reflect restructuring accruals of $7.9 million and $15.1 million as of June 30, 2000 and December 31, 1999, respectively, for employee severance costs, and $0.5 million and $1.1 million as of June 30, 2000 and December 31, 1999, respectively, for estimated losses on asset dispositions.

During the second quarter of 2000, the Company recorded restructuring charges of $1.4 million. These charges primarily related to the Paper Payment Systems segment's transfer of certain data entry functions to the eFunds segment and administrative reductions within the eFunds segment. These charges assume the termination of approximately 185 employees, 30 of which are employed with the eFunds segment. Additionally, the Company reversed $3.0 million of restructuring charges relating to the Company's initiative to reduce selling, general and administrative (SG&A) expense. This is due to higher attrition than anticipated and the reversal of "early termination" payments to a group of employees. Under the Company's severance program, employees are provided 60 days notice prior to being terminated. In certain situations, the Company asks the employees to leave immediately because they may have access to crucial infrastructure or information. In these cases, severance includes this additional amount. In certain situations, management decided to keep employees working for the 60 day period and thus, a reduction in the restructuring reserves was required since this pay was no longer severance, but an operating expense. These new restructuring charges and reversals are reflected in SG&A expense in the Company's consolidated statements of income for the quarter and six months ended June 30, 2000.

During the first quarter of 1999, restructuring accruals of $2.0 million were reversed. These reversals related to the Company's decision in 1999 to retain the international operations of its eFunds segment. During the second quarter of 1999, restructuring accruals of $4.2 million were reversed. These amounts related to the Company's initiative to reduce SG&A expense and to discontinue production of direct mail products. The excess accrual occurred and was reversed when the Company determined that it was able to use a greater portion of the direct mail production assets in its ongoing operations than was originally anticipated. Additionally, excess accruals resulted from changes in the SG&A expense reduction initiative due to the plan announced in April 1999 to reorganize the Company into four independently operated business units. Also during the second quarter of 1999, the Company recorded restructuring accruals of $0.8 million for employee severance and $0.8 million for estimated losses on asset dispositions related to the planned closing of one collections office and planned employee reductions in another collections office within the Company's collections business which was sold in December 1999. These accrual reversals and the new restructuring accruals are reflected in the consolidated statement of income for the quarter ended June 30, 1999 as cost of sales expense of $0.9 million, a reduction in SG&A expense of $1.2 million and other income of $2.3 million. These accrual reversals and the new restructuring accruals are reflected in the consolidated statement of income for the six months ended June 30, 1999 as cost of sales expense of $0.9 million, a reduction in SG&A expense of $3.2 million and other income of $2.3 million.

 The cumulative activity for the severance portion of the Company's restructuring accruals as of June 30, 2000 is as follows (dollars in millions):


                                   SG&A Reductions     Collection Ctr
                   Check Printing   & Direct Mail         Closing/           Data Entry         eFunds
                  Plant Closings(1) Production(2)        Reductions           Transfer         Reductions          Total
                  ----------------- -------------        ----------           --------         ----------          -----
                   No. of             No. of               No. of             No. of             No. of            No. of
                 employees          employees            employees           employees          employees         employees
                 affected   Amount   affected   Amount   affected   Amount   affected   Amount  affected  Amount  affected   Amount
                 --------   ------   --------   ------   --------   ------   --------   ------  --------  ------  --------   ------
Original accrual   4,970    $ 68.0      860    $ 21.2        70    $  0.8       155    $  0.9       30    $  0.4    6,085    $ 91.3

Severance paid    (4,290)    (58.8)    (430)     (9.2)      (70)     (0.7)      (10)     (0.3)      --        --   (4,800)    (69.0)

Adjustments to
accrual             (545)     (5.9)    (330)     (8.4)       --      (0.1)       --        --       --        --     (875)    (14.4)
                -------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2000        135    $  3.3      100    $  3.6        --    $  0.0       145    $  0.6       30    $  0.4      410    $  7.9
                -------------------------------------------------------------------------------------------------------------------

(1) Includes charges recorded in 1996 and 1998 for plans to close financial institution check printing plants and charges recorded in 1996 and 1997 for reductions in support functions at corporate operations and other businesses, implementation of a new order processing and customer service system and implementation of process improvements in the post-press phase of check production. Implementation of the new order processing and customer service system is expected to be delayed to early 2001 due to the fact that financial institutions did not want to implement the system in late 1999 or early 2000 due to the efforts they were expending on Year 2000 issues.

(2) Includes charges recorded in 1998 for the Company's initiatives to reduce SG&A expense and discontinue production of direct mail products.

The majority of the remaining severance costs are expected to be paid in 2000 with cash generated from the Company's operations.

The remaining accrual for estimated losses on asset dispositions as of June 30, 2000 relates to charges recorded in 1996 and 1998 for plans to close financial institution check printing plants. These plant closures were completed during the first quarter of 2000. Through June 30, 2000, losses of $14.5 million on the disposition of the assets of these plants have been applied against the restructuring reserves.

     7. In February 2000, the Company acquired all of the outstanding shares of Designer Checks for $97.0 million in cash. Designer Checks produces specialty design checks and related products for direct sale to consumers and is included in the Company's Paper Payment Systems segment. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to its acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. Total cost in excess of net assets acquired in the amount of $88.8 million is being amortized over 15 years.

     8. In March 2000, the Company paid cash of $20.0 million for an approximately 24% interest in a limited liability company that provides automated teller machine management and outsourcing services to retailers and financial institutions. This investment is being accounted for under the equity method of accounting and is included in other long-term investments in the Company's consolidated balance sheet as of June 30, 2000. The Company's consolidated financial statements reflect the results of this business subsequent to its acquisition date in other income (expense) within the Company's eFunds segment. The difference between the carrying value of the investment and the underlying equity in the net assets of the limited liability company is being accounted for in the same manner as goodwill and is being amortized over 15 years.

     9. Effective January 1, 2000, certain of the international operations of the eFunds segment, which had previously reported its results of operations and financial position on a one-month lag, changed its reporting dates to coincide with the rest of the Company's subsidiaries. This change, which was made in conjunction the implementation of the Company's central accounting and financial reporting system, will reflect the financial results of these operations on a more timely basis and will improve operating and planning efficiencies. The results of operations for this portion of the eFunds segment for the month of December 1999 were excluded from the Company's consolidated statements of income and were reflected as an adjustment to retained earnings during the first quarter of 2000. These operations generated a net loss of $1.1 million in the month of December 1999.

     10. During the second quarter of 2000, the Company recorded net charges of $9.7 million for additional expected future losses on the contracts of the eFunds segment's EBT business. This amount is reflected in cost of sales in the Company's consolidated statements of income for the quarter and six months ended June 30, 2000. In April 2000, the Company completed negotiations with the prime contractor for a state coalition for which the Company provides EBT services. Prior to this, the Company and the prime contractor were operating without a binding, legally enforceable contract. The Company increased its accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that the Company now had a definitive agreement with this contractor. Offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals. These reversals resulted from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses.

     11. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Application of this SAB did not have a material impact on the Company's reported operating results or financial position.

     12. In January 2000, the Company announced that its board of directors approved a plan to combine its Electronic Payment Systems, Professional Services and Government Services segments into a separate, independent, publicly traded company called eFunds Corporation (eFunds). As a result, the Company modified its management reporting in the first half of 2000 and restated its segment information for prior years to conform to the current operating structure which presents the business units as two operating segments based on the nature of the products and services offered by each: Paper Payment Systems and eFunds. Paper Payment Systems provides checks and related products to financial institutions, consumers and small businesses. eFunds provides transaction processing and risk management services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies and offers information technology consulting and business process management services both on a stand-alone basis and as a complement to its electronic payments business. In December 1999, the Company sold its collections business for $74.4 million. The results of this business are not included in the Company's segment information, but are included in the Company's reconciliations to consolidated amounts. The Company's segments operate primarily in the United States. The eFunds segment also has some international operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the Company's notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In evaluating segment performance, management focuses on income from operations and earnings before interest, income taxes, depreciation and amortization (EBITDA). The income from operations measurement utilized by management excludes special charges (e.g., certain restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.).

During 1999, holding company expenses were allocated to the segments as a fixed percentage of segment revenues. This allocation included expenses for various support functions such as human resources, information services and finance and included depreciation and amortization expense related to holding company assets. The corresponding corporate asset balances were also allocated to the segments. During 2000, the majority of the costs for these support functions were incurred directly by the operating segments. The remaining holding company expenses were allocated to the segments based on estimates of the costs which would have been incurred by the operating segments if they were stand-alone, independent entities. Intersegment sales are generally based on current market pricing.

Prior to the Company's acquisition of the remaining 50% interest in HCL-Deluxe, N.V. in April 1999, the results of this business were recorded under the equity method of accounting. As such, the Company recorded its 50% ownership of the joint venture's results of operations prior to the acquisition in other expense in the consolidated statements of income. To be consistent with management reporting, the entire results of the joint venture for the pre-acquisition period are reflected in the business segment information for the eFunds segment as if the business had been a consolidated entity.

Segment information for the quarter and six months ended June 30, 2000 and 1999 is as follows (dollars in thousands):

QUARTER ENDED                         PAPER PAYMENT                       TOTAL
JUNE 30, 2000                               SYSTEMS        eFUNDS      SEGMENTS
--------------------------------------------------------------------------------
Net sales to external customers           $ 320,587     $  86,169     $ 406,756

Intersegment sales                               --        14,801        14,801

Operating income excluding special
   charges                                   80,487         6,969        87,456

Special (recoveries) charges                 (2,128)       12,575        10,447

Operating income (loss) including
   special charges                           82,615        (5,606)       77,009

EBITDA                                       98,975         1,229       100,204

Depreciation and amortization expense        16,094         6,893        22,987

Segment assets                              554,488       392,750       947,238

Capital purchases                            14,665         7,226        21,891
--------------------------------------------------------------------------------



QUARTER ENDED                         PAPER PAYMENT                       TOTAL
JUNE 30, 1999                               SYSTEMS        eFUNDS      SEGMENTS
--------------------------------------------------------------------------------

Net sales to external customers           $ 303,788     $  73,553     $ 377,341

Intersegment sales                               --         1,051         1,051

Operating income excluding special
   charges                                   76,399         1,396        77,795

Special charges                                  --           898           898

Operating income including special
   charges                                   76,399           498        76,897

EBITDA                                       89,167         6,195        95,362

Depreciation and amortization expense        13,765         5,863        19,628

Segment assets                              513,503       264,679       778,182

Capital purchases                            16,322         8,959        25,281
--------------------------------------------------------------------------------

SIX MONTHS ENDED                      PAPER PAYMENT                       TOTAL
JUNE 30, 2000                               SYSTEMS        eFUNDS      SEGMENTS
--------------------------------------------------------------------------------
Net sales to external customers           $ 640,399     $ 170,783     $ 811,182

Intersegment sales                               --        30,442        30,442

Operating income excluding special
   charges                                  158,188         9,710       167,898

Special (recoveries) charges                 (2,128)       12,575        10,447

Operating income (loss) including
   special charges                          160,316        (2,865)      157,451

EBITDA                                      190,809        10,454       201,263

Depreciation and amortization expense        31,540        13,432        44,972

Segment assets                              554,488       392,750       947,238

Capital purchases                            26,751        16,023        42,774
--------------------------------------------------------------------------------


SIX MONTHS ENDED                      PAPER PAYMENT                       TOTAL
JUNE 30, 1999                               SYSTEMS        eFUNDS      SEGMENTS
--------------------------------------------------------------------------------
Net sales to external customers           $ 615,659     $ 143,106     $ 758,765

Intersegment sales                               --         1,642         1,642

Operating income excluding special
   charges                                  152,205         7,062       159,267

Special charges                                  --           898           898

Operating income including special
   charges                                  152,205         6,164       158,369

EBITDA                                      177,516        18,176       195,692

Depreciation and amortization expense        27,679        10,954        38,633

Segment assets                              513,503       264,679       778,182

Capital purchases                            33,711        16,718        50,429
--------------------------------------------------------------------------------

Segment information reconciles to consolidated amounts as follows (dollars in thousands):

                                                               Quarters Ended            Six Months Ended
                                                                  June 30,                   June 30,
                                                                  -------                    --------
NET SALES TO EXTERNAL CUSTOMERS                              2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------
Total segment net sales to external customers            $406,756      $377,341      $811,182      $758,765
Divested businesses not included in segments                   --        32,151            --        66,559
eFunds pre-acquisition elimination                             --        (1,651)           --        (3,406)
------------------------------------------------------------------------------------------------------------
Total consolidated net sales to external
   customers                                             $406,756      $407,841      $811,182      $821,918
------------------------------------------------------------------------------------------------------------

                                                               Quarters Ended            Six Months Ended
                                                                  June 30,                   June 30,
                                                                  -------                    --------
OPERATING INCOME INCLUDING SPECIAL CHARGES                   2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------
Total segment operating income                            $77,009       $76,897      $157,451      $158,369
Divested businesses not included in segments                   --         (959)            --         1,575
eFunds pre-acquisition elimination                             --           587            --         1,234
Unallocated holding company expenses                      (16,446)          337       (24,082)       (6,019)
------------------------------------------------------------------------------------------------------------
Total consolidated operating income                       $60,563       $76,862      $133,369      $155,159
------------------------------------------------------------------------------------------------------------

Holding company expenses consisted primarily of charges for certain liabilities that are not allocated to the segments.

                                                               Quarters Ended            Six Months Ended
                                                                  June 30,                   June 30,
                                                                  -------                    --------
DEPRECIATION AND AMORTIZATION EXPENSE                        2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------
Total segment depreciation and amortization
   expense                                                $22,987       $19,628       $44,972       $38,633
Divested businesses not included in segments                   --           541            --         2,081
eFunds pre-acquisition elimination                             --           (49)           --          (143)
Unallocated holding company expense                            33            26            50            52
------------------------------------------------------------------------------------------------------------
Total consolidated depreciation and amortization
   expense                                                $23,020       $20,146       $45,022       $40,623
------------------------------------------------------------------------------------------------------------

                                                                         June 30,
                                                                         --------
TOTAL ASSETS                                                       2000             1999
-----------------------------------------------------------------------------------------
Total segment assets                                           $947,238         $778,182
Assets of divested businesses not included in
  segments                                                           --           74,637
Unallocated holding company assets                               83,595          137,785
-----------------------------------------------------------------------------------------
Total consolidated assets                                    $1,030,833         $990,604
-----------------------------------------------------------------------------------------

Unallocated holding company assets consist primarily of cash, investments and deferred tax assets relating to holding company activities.

                                                               Quarters Ended            Six Months Ended
                                                                  June 30,                   June 30,
                                                                  -------                    --------
CAPITAL PURCHASES                                            2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------
Total segment capital purchases                           $21,891       $25,281       $42,774       $50,429
Divested businesses not included in segments                   --           711            --         1,293
eFunds pre-acquisition elimination                             --            --            --          (145)
Holding company capital purchases                              --             3            18            15
------------------------------------------------------------------------------------------------------------
Total consolidated capital purchases                      $21,891       $25,995       $42,792       $51,592
------------------------------------------------------------------------------------------------------------

Revenues are attributed to geographic areas based on the location of the assets and employees producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                                    Net Sales to External Customers
                                Quarters Ended             Six Months Ended           Long-Lived Assets
                                   June 30,                    June 30,                    June 30,
---------------------------------------------------------------------------------------------------------
                              2000          1999          2000          1999          2000          1999
                              ----          ----          ----          ----          ----          ----
United States             $402,242      $402,597      $802,748      $811,633      $265,993      $332,794
Foreign countries            4,514         5,244         8,434        10,285         6,358         5,163
---------------------------------------------------------------------------------------------------------
Total consolidated        $406,756      $407,841      $811,182      $821,918      $272,351      $337,957
---------------------------------------------------------------------------------------------------------

     13. In January 2000, the Company announced that its board of directors approved a plan to operate the Company's eFunds segment as a separate, independent, publicly traded company to be called eFunds Corporation. eFunds issued 5.5 million shares of its common stock to the public in June 2000. Subsequent to this initial public offering, the Company continues to own 40 million shares of eFunds common stock, representing 87.9% of eFunds' total outstanding common shares. Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($62.0 million, net of offering expenses). A gain of $30.1 million was recognized during the second quarter of 2000 for the difference between the offering price and the carrying amount of the Company's investment in eFunds. This gain is reflected in other income in the Company's consolidated statements of income for the quarter and six months ended June 30, 2000. No tax expense or deferred tax has been provided on this gain, as it is assumed that the Company's investment in eFunds will be disposed of in a tax-free manner. Additionally, the Company recorded charges of $7.2 million for payments which must be made to certain officers of the Company under change of control and executive employment agreements. These charges are reflected in SG&A expense in the Company's consolidated statements of income for the quarter and six months ended June 30, 2000.

The Company has announced that it plans to distribute all of its shares of eFunds common stock to its shareholders through an exchange offer under which the Company's shareholders will be given the opportunity to tender all or some of their company common shares in exchange for eFunds common shares (the Split-off). The Company's plans for a Split-off are subject to receiving a private letter ruling from the Internal Revenue Service that the Split-off will be tax-free to the Company and its shareholders for U.S. federal income tax purposes. The Company has the sole discretion to determine whether to proceed with the Split-off based on the best interests of the Company's shareholders and to decide what will be the timing, structure and terms of the Split-off. Subject to these conditions, the Company plans to complete the Split-off prior to December 31, 2000. The Company has submitted a private letter ruling request to the Internal Revenue Service. The Company cannot be certain when or whether it will receive a favorable tax ruling from the Internal Revenue Service, or that the distribution by the Company will be completed. If consumated, the Split-off could result in a substantial decrease in the Company's total common shares outstanding. Additionally, the Company would recognize an additional gain on the exchange of subsidiary stock and would reflect eFunds' results of operations as discontinued operations in the Company's consolidated financial statements. If the Company does not complete the Split-off, it will continue to control eFunds and the Company and eFunds may not realize the anticipated benefits from the separation of the two companies.

In connection with the initial public offering of eFunds and the anticipated Split-off, the Company and eFunds have entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation. The agreements relate to matters such as consummation of the initial public offering and the Split-off, registration rights for the Company, intercompany loans, information technology consulting and business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, eFunds will compensate the Company for providing services and will negotiate for such services with third-parties at mutually agreed upon rates after the transition arrangements terminate. The transition period varies depending on the agreement, but many transition services will terminate upon completion of the Split-off. Some of the transition agreements may be extended beyond the initial transition period. Additionally, the Company has agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of the EBT and medical eligibility verification businesses prior to eFunds' initial public offering in June 2000, and from future losses on identified loss contracts in excess of the Company's $29.2 million accrual for contract losses as of April 30, 2000. The indemnification obligation does not apply to losses covered by the existing reserves. The maximum amount of litigation and contract losses for which the Company will indemnify eFunds is $14.6 million. After the Split-off, any indemnification payments will be recorded as other expense in the Company's consolidated statements of income. Prior to the Split-off, any indemnification payments will be treated as capital contributions.

     14. Certain amounts in 1999 have been reclassified to conform with the 2000 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

     In January 2000, we announced that our board of directors approved a plan to combine our Electronic Payment Systems, Professional Services and Government Services segments into a separate, independent, publicly traded company called eFunds Corporation (eFunds). As a result, we modified our management reporting in the first half of 2000 and restated our segment information for prior years to conform to the current operating structure which presents our business units as two operating segments based on the nature of the products and services offered by each: Paper Payment Systems and eFunds. Paper Payment Systems provides checks and related products to financial institutions, consumers and small businesses. eFunds provides transaction processing and risk management services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies and offers information technology consulting and business process management services both on a stand-alone basis and as a complement to its electronic payments business. In December 1999, we sold our collections business, which did not fit into our new business model. Our segments operate primarily in the United States. The eFunds segment also has some international operations.

     We have announced that we plan to distribute all of our shares of eFunds common stock to our shareholders through an exchange offer under which our shareholders will be given the opportunity to tender all or some of their Deluxe Corporation common shares in exchange for eFunds common shares (the Split-off). Our plans for the Split-off are subject to receiving a private letter ruling from the Internal Revenue Service that the Split-off will be tax-free to our Company and our shareholders for U.S. federal income tax purposes. We have the sole discretion to determine whether to proceed with the Split-off based on the best interests of our shareholders and to decide what will be the timing, structure and terms of the Split-off. Subject to these conditions, we plan to complete the Split-off prior to December 31, 2000. We have submitted a private letter ruling request to the Internal Revenue Service. We cannot be certain when or whether we will receive a favorable tax ruling from the Internal Revenue Service, or that the distribution will be completed. If consummated, the Split-off could result in a substantial decrease in our total common shares outstanding. Additionally, we would recognize an additional gain on the exchange of subsidiary stock and would reflect eFunds results of operations as discontinued operations in our consolidated financial statements. If we do not complete the Split-off, we will continue to control eFunds and we may not realize the anticipated benefits from the separation of the two companies.

Results of Operations - Quarter and Six Months Ended June 30, 2000 Compared to the Quarter and Six Months Ended June 30, 1999

     NET SALES - Net sales decreased $1.0 million, or 0.3%, to $406.8 million during the second quarter of 2000 from $407.8 million during the second quarter of 1999. 1999 second quarter sales included $32.2 million of sales from our collections business which was sold in December 1999. With these sales excluded, net sales increased 8.3% during the second quarter of 2000.

     Net sales decreased $10.7 million, or 1.3%, to $811.2 million during the first six months of 2000 from $821.9 million during the first six months of 1999. 1999 sales included $66.6 million of sales from our collections business which was sold in December 1999. With these sales excluded, net sales increased 7.4% during the first six months of 2000.

     Paper Payment Systems net sales increased $16.8 million, or 5.5%, to $320.6 million in the second quarter of 2000 from $303.8 million in the second quarter of 1999. Net sales increased $24.7 million, or 4.0%, to $640.4 million in the first six months of 2000 from $615.7 million in the first six months of 1999. These increases were due, in part, to the acquisition in February 2000 of Designer Checks which contributed revenues of $15.6 million during the second quarter of 2000 and $26.8 million during the first six months of 2000. Additionally, the segment experienced volume increases in its direct checks business, increased revenue per unit for both its financial institution checks and business forms businesses, a price increase for postage within its financial institution checks business and a price increase for phone reorders in its direct checks business. Partially offsetting these improvements was a decrease in volume for the financial institution checks business due to lost customers. The loss of business was due primarily to competitive pricing requirements that fell below the segment's revenue and profitability per unit targets.

     eFunds net sales increased $28.4 million, or 39.1%, to $101.0 million in the second quarter of 2000 from $72.6 million in the second quarter of 1999. Net sales increased $60.8 million, or 43.3%, to $201.2 million in the first six months of

2000 from $140.4 million in the first six months of 1999. On a full year pro forma basis, taking into account our acquisition of the remaining 50% interest in HCL-Deluxe, N.V. in April 1999, net sales increased $26.4 million, or 35.3%, to $101.0 million in the second quarter of 2000 from $74.6 million in the second quarter of 1999 and $56.5 million, or 39.0%, to $201.2 million in the first six months of 2000 from $144.7 million in the first six months of 1999. These increases were due primarily to volume increases across virtually all product lines, except the electronic benefits transfer (EBT) portion of this segment, which experienced a slight decrease in revenues. Additionally, the segment initiated business process management and information technology consulting services for our Paper Payment Systems segment in 2000. Excluding intersegment sales on a pro forma basis, taking into account the HCL-Deluxe, N.V. acquisition in April 1999, eFunds net sales increased $12.6 million, or 17.2% to $86.2 million in the second quarter of 2000 from $73.6 million in the second quarter of 1999 and increased $27.7 million, or 19.3% to $170.8 million in the first six months of 2000 from $143.1 million in the first six months of 1999.

     GROSS MARGIN - Gross margin increased $2.9 million, or 1.3%, to $226.5 million for the second quarter of 2000 from $223.6 million for the second quarter of 1999. Gross margin increased $7.7 million, or 1.7%, to $459.3 million for the first six months of 2000 from $451.6 million for the first six months of 1999. As a percentage of net sales, gross margin increased to 55.7% for the second quarter of 2000 from 54.8% for the second quarter of 1999 and increased to 56.6% for the first six months of 2000 from 54.9% for the first six months of 1999. Cost of sales for the second quarter of 2000 included net charges of $9.7 million for additional expected future losses on the contracts of the eFunds segment's EBT business. In April 2000, we completed negotiations with the prime contractor for a state coalition for which eFunds provides EBT services. Previously, we were operating without a binding, legally enforceable contract with this contractor. We increased our accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that we now have a definitive agreement with this contractor. Offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals resulting from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses. Excluding the net $9.7 million of charges, our gross margin percentage would have been 58.1% for the second quarter of 2000 and 57.8% for the first six months of 2000. These increases were partially due to the sale of our collections business in December 1999. This business had gross margin percentages of 21.2% for the second quarter of 1999 and 27.8% for the first six months of 1999.

     Paper Payment Systems gross margin percentage increased to 65.3% for the second quarter of 2000 from 62.4% for the second quarter of 1999 and increased to 64.9% for the first six months of 2000 from 61.9% for the same period in 1999. These increases were due to cost reductions realized from closing financial institution check printing plants, continuing process improvements within all businesses and the loss of lower margin customers within the financial institution checks business. The last of the scheduled check printing plant closings was completed during the first quarter of 2000, and we consolidated two facilities into one at the end of the second quarter. We plan to continue our process improvements and focus on increasing sales of higher margin products during the remainder of 2000.

     eFunds gross margin percentage decreased to 31.5% for the second quarter of 2000 from 37.8% for the second quarter of 1999 and decreased to 36.4% for the first six months of 2000 from 37.2% for the same period in 1999. Cost of sales for the second quarter of 2000 included net charges of $9.7 million for additional expected future losses on the contracts of the segment's EBT business. Excluding these charges, eFunds' gross margin percentage would have been 41.1% for the second quarter of 2000 and 41.3% for the first six months of 2000, showing improvement over 1999. These improvements were due to a shift toward electronic customer inquiries in the account verification business which generate higher margins, increased utilization of existing infrastructure, less reliance on sub-contractors, an increasing portion of work being performed at the India facilities where margins are higher and the implementation of cost containment measures within the segment's EBT business.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE - SG&A expense increased $19.3 million, or 13.1%, to $166.0 million during the second quarter of 1999 from $146.7 million during the second quarter of 2000. SG&A expense increased $29.5 million, or 10.0%, to $325.9 million during the first six months of 2000 from $296.4 million during the first six months of 1999. As a percentage of net sales, SG&A expense increased to 40.8% during the second quarter of 2000 as compared to 36.0% during the second quarter of 1999 and increased to 40.2% during the first six months of 2000 as compared to 36.1% during the first six months of 1999. SG&A expense for the first six months of 2000 included net restructuring reversals of $1.6 million, charges of $7.2 million for payments due to certain officers under change of control and executive employment agreements, as well as additional charges of $3.2 million for administrative costs relating to the proposed Split-off of the eFunds segment. SG&A expense for the first six months of 1999 included net restructuring reversals of $3.2 million. Additionally, the increase in SG&A expense was due to a number of other factors including the HCL-Deluxe, N.V. and Designer Checks acquisitions, as well as increased marketing and infrastructure expenses for new and existing products. These increases were partially offset by the sale of our collections business in December 1999. The collections business had $7.8 million and $17.0 million of SG&A expense in the second quarter and first six months of 1999, respectively.

     Paper Payment Systems SG&A expense increased 11.9% in the second quarter of 2000 from the second quarter of 1999 and 11.5% for the first six months of 2000 from the first six months of 1999. This reflects increased spending on Internet commerce infrastructure and additional capabilities for new ventures, as well as increased marketing expenses for the direct checks business as it continues to emphasize new customer acquisition. Additionally, the segment experienced increased SG&A expense due to the acquisition of Designer Checks in February 2000. Partially offsetting these increases was the net reversal of $2.1 million of restructuring charges in the second quarter of 2000.

     eFunds SG&A expense increased 42.0% in the second quarter of 2000 from the second quarter of 1999 and 70.1% for the first six months of 2000 from the first six months of 1999. As a percentage of sales, SG&A expense increased to 37.1% during the second quarter of 2000 compared to 36.3% during the second quarter of 1999 and increased to 37.9% during the first six months of 2000 compared to 31.9% during the first six months of 1999. These increases were due to several factors, including the acquisition of HCL-Deluxe, N.V. in April 1999, additional promotional advertising geared toward creating brand awareness, and infrastructure investments. Additionally, in the first quarter of 1999 the segment reversed $2.0 million of restructuring accruals from prior periods related to the decision to retain the international operations of this segment.

     OTHER INCOME (EXPENSE) - Other income increased $24.5 million to $25.3 million during the second quarter of 2000 from $0.8 million during the second quarter of 1999. Other income increased $22.7 million to $23.4 million during the first six months of 2000 from $0.7 million during the first six months of 1999. These increases were due primarily to the gain of $30.1 million recognized in 2000 on the initial public offering (IPO) of eFunds in June 2000. Offsetting this increase was higher interest expense and lower investment income, as well as the fact that results for the first six months of 1999 included the reversal of $2.1 million of reserves for legal proceedings and $2.3 million of restructuring reserves.

     PROVISION FOR INCOME TAXES - Our effective tax rate for the second quarter of 2000 was 4.9% compared to 38.5% for the second quarter of 1999. Our effective tax rate for the first six months of 2000 was 19.6% compared to 38.5% for the first six months of 1999. These decreases were due primarily to the fact that we expect the exchange of our stock for eFunds stock to be a tax-free transaction. Thus, the gain recognized on the eFunds IPO and the estimated gain to be recognized upon the Split-off of the eFunds segment are subtracted from pre-tax income when calculating our annual tax rate. This large base of non-taxable income causes an unusually low effective tax rate. If the actual gain recognized upon the Split-off differs materially from current estimates, the actual 2000 effective tax rate could vary substantially from the assumed 19.6% current annual rate.

     NET INCOME - Net income for the second quarter of 2000 increased $33.9 million, or 70.9%, to $81.7 million for the second quarter of 2000 from $47.8 million for the second quarter of 1999. Net income increased $30.2 million, or 31.5%, to $126.0 million for the first six months of 2000 from $95.8 million for the first six months of 1999. The $30.1 million gain recorded on the eFunds IPO and our improved gross margin were offset by increased SG&A expense related to Internet commerce spending and other infrastructure investments, increased marketing expenses within the direct mail checks and eFunds businesses and increased goodwill amortization due to acquisitions.

Liquidity, Capital Resources and Financial Condition

     As of June 30, 2000, we had cash and cash equivalents of $91.2 million. We also had $28.7 million in restricted cash that we have supplied to a client for use in the client's automated teller machines. We have agreed to make up to $35.0 million of cash available for this purpose. Our working capital on June 30, 2000 was $10.5 million compared to $14.1 million on December 31, 1999. The current ratio on both June 30, 2000 and December 31, 1999 was 1.0 to 1. Cash provided by operations represents our primary source of working capital and the source for financing capital expenditures and paying cash dividends. We believe that cash generated from operations and our current credit facilities is sufficient to sustain our existing operations and our current level of growth.

     Cash provided by operations was $100.9 million for the first six months of 2000, compared to $95.7 million for the first six months of 1999. The increase in 2000 was primarily due to the payment of $32.2 million in February 1999 resulting from a judgment in a lawsuit involving the eFunds segment and the increase in restricted cash in 1999. Partially offsetting these uses of cash in 1999 was a decrease in accounts receivable in 1999. As the result of a management plan to drive a reduction in accounts receivable and maximize working capital, we saw a significant decrease in accounts receivable in 1999 due to an increase in Automated Clearing House (ACH) processing of cash receipts within the Paper Payment Systems segment.

     Cash used in investing activities was $113.1 million during the first six months of 2000 compared to $63.3 million during the same period in 1999. The most significant use of cash for investing activities was the payment of $116.0 million in 2000 to complete the acquisition of Designer Checks and to purchase an investment interest in a limited liability company. We paid $35.7 million in 1999 to complete two acquisitions. Purchases of capital assets totaled $42.8 million in 2000 and $51.6 million in 1999. Sources of investing cash flows were the sales of businesses and capital assets and the collection of a note receivable. These activities generated investing cash inflows of $44.4 million during the first six months of 2000 and $24.5 million during the same period in 1999. We estimate that capital expenditures will be approximately $100 million in 2000.

     Cash used in financing activities was $32.9 million during the first six months of 2000 and $226.2 million during the same period in 1999. During the first six months of 1999, we used cash of $199.9 million to repurchase our common stock. We used only $1.0 million during the first six months of 2000 for this purpose. Additionally, we used cash to repay debt and pay dividends to shareholders. These activities used cash of $98.6 million during the first six months of 2000 and $67.4 million during the first six months of 1999. The primary sources of cash from financing activities were the sale of approximately 12% of eFunds common stock to the public in June 2000 and the issuance of our common stock to employees under our stock purchase plan. The sale of eFunds common stock provided cash of $62.0 million in 2000. Common stock issued to employees generated financing cash inflows of $4.7 million during the first six months of 2000 and $16.0 million during the same period in 1999. Additionally, during the first six months of 1999, we had net short-term borrowings of $25.1 million.

     As of June 30, 2000, we had committed lines of credit for $450.0 million available for borrowing and as support for commercial paper. One of these committed lines of credit for $300 million expires on August 30, 2000. We are currently evaluating an extension. The average amount drawn on these lines during the first six months of 2000 was $37.4 million at a weighted-average interest rate of 6.38%. As of June 30, 2000, no amounts were outstanding under these lines of credit. The average amount drawn on these lines during 1999 was $39.8 million at a weighted-average interest rate of 6.39%. As of December 31, 1999, $60.0 million was outstanding under these lines of credit at an interest rate of 6.39%. As of June 30, 2000, we had $15.0 million of commercial paper outstanding at a weighted-average interest rate of 7.10%. The average amount of commercial paper outstanding during the first six months of 2000 was $2.5 million at a weighted-average interest rate of 6.54%. No commercial paper was issued during 1999.

     We also had a $10.0 million line of credit, denominated in Indian rupees, available to our international operations at an interest rate of 15.81%. The average amount drawn on this line during the first six months of 2000 was $4.3 million. As of June 30, 2000, $4.8 million was outstanding. The average amount drawn on this line during 1999 was $2.7 million. As of December 31, 1999, $3.1 million was outstanding.

     We had uncommitted bank lines of credit of $40.0 million available at variable interest rates. The average amount drawn on these lines of credit during the first six months of 2000 was $65 thousand at a weighted-average interest rate of 6.47%. The average amount drawn on these lines of credit during 1999 was $1.5 million at a weighted-average interest rate of 5.12%. As of June 30, 2000 and December 31, 1999, no amounts were outstanding under these lines of credit.

     We have a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. These notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of our outstanding indebtedness and securities. As of June 30, 2000 and December 31, 1999, no notes were issued or outstanding under this shelf registration.


Outlook/Recent Developments

     In January 2000, we announced that our board of directors approved a plan to operate the eFunds segment as a separate, independent, publicly traded company to be called eFunds Corporation. eFunds issued 5.5 million shares of its common stock to the public in June 2000. Subsequent to this initial public offering, we continued to own 40 million shares of eFunds common stock, representing 87.9% of eFunds' total outstanding common shares. Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($62.0 million, net of offering expenses). A gain of $30.1 million was recognized during the second quarter of 2000 for the difference between the offering price and the carrying amount of our investment in eFunds. Additionally, we recorded charges of $7.2 million for payments due to certain officers under change of control and executive employment agreements.

     We have announced that we plan to distribute all of our shares of eFunds common stock to our shareholders through an exchange offer under which our shareholders will be given the opportunity to tender all or some of their Deluxe Corporation common shares in exchange for eFunds common shares (the Split-off). Our plans for the Split-off are subject to receiving a private letter ruling from the Internal Revenue Service that the Split-off will be tax-free to our Company and our shareholders for U.S. federal income tax purposes. We have the sole discretion to determine whether to proceed with the Split-off based on the best interests of our shareholders and to decide what will be the timing, structure and terms of the Split-off. Subject to these conditions, we plan to complete the Split-off prior to December 31, 2000. We have submitted a private letter ruling request to the Internal Revenue Service. We cannot be certain when or whether we will receive a favorable tax ruling from the Internal Revenue Service, or that the distribution will be completed. If consummated, the Split-off could result in a substantial decrease in our total common shares outstanding. Additionally, we would recognize an additional gain on the exchange of subsidiary stock and would reflect eFunds results of operations as discontinued operations in our consolidated financial statements. If we do not complete the Split-off, we will continue to control eFunds and we may not realize the anticipated benefits from the separation of the two companies. We will incur additional costs and expenses associated with the Split-off. A portion of these costs will be expensed in future periods and a portion is expected to be netted against the gain recognized at the time of the Split-off.

     In connection with eFunds' initial public offering and the anticipated Split-off, we have entered into various agreements with eFunds that address the allocation of assets and liabilities between us and that define our relationship after the separation. The agreements relate to matters such as consummation of the initial public offering and the Split-off, our registration rights, intercompany loans, information technology consulting and business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, eFunds will compensate us for providing services and will negotiate for such services with third-parties at mutually agreed upon rates after the transition arrangements terminate. The transition period varies depending on the agreement, but many transition services will terminate upon completion of the Split-off. Some of the transition agreements may be extended beyond the initial transition period. Additionally, we have agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of the EBT and medical eligibility verification businesses prior to eFunds' initial public offering in June 2000, and from future losses on identified loss contracts in excess of our $29.2 million accrual for contract losses as of April 30, 2000. The indemnification obligation does not apply to losses covered by the existing reserves. The maximum amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. After the Split-off, any indemnification payments will be recorded as other expense in our consolidated statements of income. Prior to the Split-off, any indemnification payments will be treated as capital contributions.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Application of this SAB did not have a material impact on our reported operating results or financial position.

     We estimate that we will incur additional expense and invesment within Paper Payment Systems in 2000 as compared to 1999. We are making this additional investment in order to create more opportunities to offer new types of customized products to individuals and small businesses. Some of these expenses have been incurred in the first half of 2000.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     As of June 30, 2000, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $18.2 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, we have the ability to hold these fixed income investments until maturity and therefore would not expect to recognize an adverse impact on income or cash flows.

     We operate internationally, and so are subject to potentially adverse movements in foreign currency rate changes. We have not entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. As of June 30, 2000, we have borrowed $4.8 million on a line of credit denominated in Indian rupees. The rate on the borrowing remains fixed for the term of the borrowing. The rupee-denominated funds borrowed are used exclusively by the business within India to pay for expenses denominated in Indian rupees. We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Indian rupee and British pound. We do not believe that a change in the Indian rupee and British pound exchange rates of 10% would result in a material impact on our future earnings, financial position or cash flows. Historically, the effect of movements in these exchange rates has been immaterial to our consolidated results.


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

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. This discussion supersedes the discussion in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

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

Recent Strategic Initiatives. In January 2000, the Company announced that its Board of Directors approved a plan to operate its eFunds segment as a separate company to be called eFunds Corporation (eFunds). The Company has announced that it plans to distribute all of its shares of eFunds common stock to its shareholders who tender shares of the Company's common stock in an exchange offer (the Split-off). The Split-off is contingent upon the Company receiving a favorable tax ruling from the Internal Revenue Service, and no assurance can be given that such a ruling will in fact be obtained. Additionally, the timing of the Split-off, if consummated, could have an adverse impact on the Company's ability to meet profitability and operating earnings targets. Once the Split-off occurs, the results of eFunds will no longer be included in the Company's consolidated results of operations.

In addition, the Company will incur additional costs and expenses associated with the Split-off. These costs will be expensed in future periods and may adversely affect the Company's ability to achieve expected levels of profitability.

Acquisitions. The Company may also consider undertaking one or more significant acquisitions. A significant acquisition could result in future earnings dilution for the Company's shareholders. Acquisitions accounted for as a purchase transaction could also adversely affect the Company's reported future earnings due to the amortization of the goodwill and other intangibles associated with the purchase.

Split-off of eFunds. The Company has announced that it plans to distribute all of its shares of eFunds common stock to its shareholders through an exchange offer under which the Company's shareholders will be given the opportunity to tender all or some of their company common shares in exchange for eFunds common shares (the Split-off). The Company's plans for the Split-off are subject to receiving a private letter ruling from the Internal Revenue Service that the Split-off will be tax-free to the Company and its shareholders for U.S. federal income tax purposes. The Company has the sole discretion to determine whether to proceed with the Split-off based on the best interests of the Company's shareholders and to decide what will be the timing, structure and terms of the Split-off. Subject to these conditions, the Company plans to complete the Split-off prior to December 31, 2000. The Company has submitted a private letter ruling request to the Internal Revenue Service. The Company cannot be certain when or whether it will receive a favorable tax ruling from the Internal Revenue Service, or that the distribution by the Company will be completed. If consumated, the Split-off could result in a substantial decrease in the Company's total common shares outstanding. Additionally, the Company would recognize an additional gain on the exchange of subsidiary stock and would reflect eFunds' results of operations as discontinued operations in the Company's consolidated financial statements. If the Company does not complete the Split-off, it will continue to control eFunds and the Company and eFunds may not realize the anticipated benefits from the separation of the two companies.

Consumer Privacy Protection. Laws and regulations relating to consumer privacy protection could harm the Company's ability to collect and use data, increase its operating costs or otherwise harm its business. There is an increasing public concern over consumer privacy rights. The Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. The new federal financial modernization law, known as the Gramm-Leach-Bliley Act, imposes significant new consumer information privacy requirements on a wide range of companies. The Gramm-Leach-Bliley Act requires covered companies to develop and implement policies to protect the security and confidentiality of consumers' nonpublic information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. The Gramm-Leach-Bliley Act also mandates government agencies to issue standards to implement these requirements. The Company's eFunds segment could experience increased costs in order to comply with any new standards. In addition, the Gramm-Leach-Bliley Act requires covered companies to give an opt-out notice to consumers before sharing consumer information with third parties. The opt-out notice requirement is subject to several exceptions, which the Company believes apply to its business. It is possible that new state or federal legislation or regulations could restrict or prohibit the Company's ability to collect and use some types of consumer information, which could have an adverse effect on its business.

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

Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income for at least the next several years. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services, are in various stages of maturity or development and additional systems will likely be introduced. The Company primarily sells checks for personal and small business use and believes that there will continue to be a substantial demand for those checks for the foreseeable future. However, according to Company estimates, growth in total checks written by individuals and small businesses was flat in 1999. The rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot, however, be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for the Company's primary products.

The introduction of the alternative
payment methodologies described above has also resulted in an increased interest by third parties in transaction processing, authorization and verification, as well as other methods of effecting electronic payments, as a source of revenue. This increased interest level has led to increased competition for the Company's transaction processing and authorization businesses. The payment processing industry is characterized by continuously evolving technology and intense competition. Many participants in the industry have substantially greater capital resources and research and development capabilities than the Company. There can be no assurance that the Company's competitors and potential competitors will not succeed in developing and marketing technologies, services or products that are more accepted in the marketplace than those offered or envisioned by the Company. Such a development could result in the loss of significant customers by the Company's eFunds segment, render the Company's technology and proposed products obsolete or noncompetitive or otherwise materially hinder the achievement of the growth targets established for this business unit. Initiatives that may be undertaken by the Company in connection with Internet commerce-based activities would be particularly susceptible to these types of competitive risks and the rapid development and deployment of Internet technologies, products and services may present unanticipated competitive risks to the Company's current business that may be material and adverse.

Paper Payment Initiatives. The Paper Payment Systems segment is developing and evaluating plans and launching initiatives for future growth. These plans and initiatives will involve increased investment in the development of Internet commerce capabilities for new ventures and infrastructure. There is no assurance that the amount of this investment will not exceed the Company's expectations and result in materially increased levels of expenses. Also, as these Internet commerce initiatives involve new technologies and business methods, are dependent on product and service innovations and serve new or developing markets, there is no assurance that they will achieve targeted revenue or profit levels or result in positive returns on the Company's investment. Further, Internet commerce is rapidly evolving and there is no assurance that the Company's products and services will achieve acceptance or be competitive with the current or future offerings of existing or emerging competitors. Internet commerce is also a recent phenomenon and may not continue to expand as a medium of commerce.

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

6.    Item 6. Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:


      Exhibit No.                Description                    Method of Filing
      -----------                -----------                    ----------------

         2.1      Initial Public Offering and Distribution             *
                  Agreement, dated as of March 31, 2000, by and between Deluxe and eFunds (incorporated by reference to Exhibit 2.1 to the Registration
                  Statement on Form S-1 (the "S-1") filed by eFunds with the Securities and Exchange
                  Commission (the "Commission") on April 4,2000,
                  Registration No. 333-33992).

         3.1      Articles of Incorporation (incorporated by           *
                  reference to Exhibit 3(A) to the Company's Annual Report on Form 10-K for the year ended December
                  31, 1990).

         3.2      Bylaws (incorporated by reference to Exhibit         *
                  3.2 to the Company's Quarterly Report on Form 10-Q (the "September 1999 10-Q") for the quarter ended September 30, 1999.)


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

         4.4      Credit Agreement, dated as of August 30, 1999,       *
                  among the Company, Bank of America, N.A. as the sole and exclusive administrative agent, and the other financial institution party thereto related to a $500,000,000 revolving credit agreement

                  (incorporated by reference to Exhibit 4.4 to the September 1999 10-Q).

         10.1     Assignment and Assumption Agreement, dated as        *
                  of March 31, 2000, by and between eFunds and Deluxe (incorporated by reference to Exhibit
                  10.1 to the S-1)

         10.2     Third Party Indemnification Agreement, dated as      *
                  of May 1, 2000, by and between eFunds and Deluxe (incorporated by reference to Exhibit
                  10.2 to Amendment No. 4 ("Amendment No. 4") to the S-1 filed by eFunds with the Commission on June 23, 2000 (Registration No. 333-33992)

         10.3     Registration Rights Agreement, dated as of           *
                  March 31, 2000 by and between Deluxe and eFunds
                  (incorporated by reference to Exhibit 10.4 to the S-1)

         10.4     Tax Sharing agreement, dated as of April 1,          *
                  2000, by and between eFunds and Deluxe
                  (incorporated by reference to Exhibit 10.3 to Amendment No. 1 ("Amendment No. 1") to the S-1 filed by eFunds with the Commission on May 15, 2000, Registration No. 333-33992)

         10.5     Employee Matters Agreement, dated as of May 1,       *
                  2000 by and between eFunds and Deluxe
                  (incorporated by reference to Exhibit 10.5 to Amendment No. 1)

         10.6     Sublease, dated as of May 15, 2000, by and           *
                  between eFunds and Deluxe Financial Services, Inc. ("DFSI") for property located in Shoreview, Minnesota (incorporated by reference to Exhibit 10.6 to Amendment No. 1)

         10.7     Lease, dated as of May 15, 2000, by and between      *
                  eFunds and DFSI for property located in
                  Phoenix, Arizona (incorporated by reference to Exhibit 10.7 to Amendment No. 1)

         10.8     Purchase Agreement, dated of April 3, 2000, by       *
                  and between eFunds and DFSI for property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.8 to Amendment No. 1)

         10.9     Transitional Services Agreement, dated as of         *
                  May 1, 2000, by and between eFunds and Deluxe
                  (incorporated by reference to Exhibit 10.9 to Amendment No. 1)

         10.10    Professional Services Agreement, dated as of         *
                  April 1, 2000, by and between eFunds and Deluxe
                  (incorporated by reference to Exhibit 10.10 to Amendment No. 1)

         10.11    ONE Application Development and Support              *
                  Agreement, dated as of January 1, 2000, by and between eFunds and DFSI

                  (incorporated by reference to Exhibit 10.11 to Amendment No. 1)

         10.12    EBT Support Services Agreement, dated as of          *
                  April 17, 2000 but effective as of April 1,
                  1996, by and between eFunds and Citicorp
                  Services, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 1)

         10.13    Data Contribution Agreement, dated as of May 1,      *
                  2000, by and between eFunds and Direct Checks
                  Unlimited, Inc. (incorporated by reference to Exhibit 10.13 to Amendment No. 1)

         10.14    Processor Agreement, dated as of May 1, 2000,        *
                  by and between eFunds and Deluxe (incorporated by reference to Exhibit 10.14 to Amendment No. 1)

         10.15    Amendment to ATM Cash Agreements, dated              *
                  February 20, 2000 (incorporated by reference to
                  Exhibit 10.15 to Amendment No. 1)

         10.16    Credit Agreement, dated as of April 1, 2000, by      *
                  and between eFunds and Deluxe (incorporated by reference to Exhibit 10.16 to Amendment No. 1)

         10.17    Government Services Indemnification Agreement,       *
                  dated as of May 1, 2000, by and between eFunds and Deluxe (incorporated by reference to Exhibit 10.17 to Amendment No. 1)

         10.18    eFunds Corporation Stock Incentive Plan for          *
                  Deluxe Conversions Awards (incorporated by reference to Exhibit 10.18 to Amendment No. 1)

         10.19    Executive Employment Agreement, dated as of May      *
                  9, 2000, by and between eFunds and John. A.
                  Blanchard III. (incorporated by reference to Exhibit 10.19 to Amendment No. 1)

         10.20    Form of Automated Teller Machine Cash Agreement      *
                  (incorporated by reference to Exhibit 10.20 to Amendment No. 1)

         10.21    Indemnification Agreement, dated June 26, 2000,      *
                  by and between eFunds and Deluxe (incorporated by reference to Exhibit 10.23 to the Quarterly
                  Report on Form 10-Q for the quarter ended June
                  30, 2000 (Commission File No. 0-30791))

         10.22    Termination Agreement, dated May 4, 2000, by    Filed herewith
                  and between the Company and Tom Van Himbergen

         10.23    Retention Agreement, dated June 29, 2000, by    Filed herewith
                  and between the Company and John H. LeFevre

         10.24    Deluxe Corporation Executive Deferred           Filed herewith
                  Compensation Plan for Employee Retention and
                  Other Eligible Arrangements

         10.25    Executive Service Agreement, dated as of May    Filed herewith
                  12, 2000, by and between the Company and Lois
                  M. Martin

         10.26    Agreement to Terminate Executive Retention      Filed herewith
                  Agreement and Memorandum Dated October 11,
                  1995, dated May 9, 2000 by and between John A.
                  Blanchard III and Deluxe

         12.2     Statement re: computation of ratios             Filed herewith

         27.2     Financial Data Schedule for the six months      Filed herewith
                  ended June 30, 2000

         ----------------------
         *Incorporated by reference


         (b) Reports on Form 8-K: None

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELUXE CORPORATION
                                          (Registrant)


Date: July 28, 2000                     /s/ J. A. Blanchard III
                                       ---------------------------------
                                       J.A. Blanchard III, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


Date: July 28, 2000                     /s/ Lois M. Martin
                                       ---------------------------------
                                       Lois M. Martin
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

INDEX TO EXHIBITS


Exhibit No.                       Description                        Page Number
-----------                       -----------                        -----------

  10.22 Termination Agreement, dated May 4, 2000, by and between the Company and Tom Van Himbergen

  10.23 Retention Agreement, dated June 29, 2000, by and between the Company and John H. LeFevre

  10.24 Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements

  10.25 Executive Service Agreement, dated as of May 12, 2000, by and between the Company and Lois M. Martin

  10.26 Agreement to Terminate Executive Retention Agreement and Memorandum Dated October 11, 1995, dated May 9, 2000 by and between John A. Blanchard III and Deluxe

   12.2       Statement re: computation of ratios

   27.2       Financial Data Schedule for the Six Months Ended June
              30, 2000