Form 10-Q/A
period 2000-03-31
DELUXE CORP
filed 2000-08-18
CIK 27996

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

ITEM I. FINANCIAL STATEMENTS

                          PART I. FINANCIAL INFORMATION
                       DELUXE CORPORATION AND SUBSIDIARIES
                         ***CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in Thousands)

                                                                                        March 31, 2000
                                                                                         (Unaudited)
                                                                                        (As Restated,     December 31,
                                                                                         See Note 1)          1999
                                                                                        --------------    ------------
CURRENT ASSETS
      Cash and cash equivalents                                                            $   26,949      $  140,465
      Restricted custodial cash                                                                 4,247           3,429
      Marketable securities                                                                    23,115          25,713
      Trade accounts receivable, net of allowance for doubtful accounts of $5,509 and
           $5,814, respectively                                                               124,536         115,775
      Inventories:
          Raw material                                                                          3,219           3,110
          Semi-finished goods                                                                   7,275           7,245
          Finished goods                                                                        1,390           1,261
      Supplies                                                                                 14,051          15,007
      Deferred advertising                                                                     15,118          17,189
      Deferred income taxes                                                                    14,225          14,206
      Prepaid expenses and other current assets                                                43,548          75,349
                                                                                           ----------      ----------
          Total current assets                                                                277,673         418,749
                                                                                           ----------      ----------
LONG-TERM INVESTMENTS                                                                          67,531          40,846
RESTRICTED CASH                                                                                24,470          28,939
PROPERTY, PLANT AND EQUIPMENT
      Land and land improvements                                                               40,695          41,157
      Buildings and building improvements                                                     162,776         165,028
      Machinery and equipment                                                                 442,579         448,445
                                                                                           ----------      ----------
          Total                                                                               646,050         654,630
      Less accumulated depreciation                                                           358,793         359,845
                                                                                           ----------      ----------
          Property, plant, and equipment - net                                                287,257         294,785
INTANGIBLES
      Cost in excess of net assets acquired - net                                             138,963          51,705
      Internal use software - net                                                             147,977         142,465
      Other intangible assets - net                                                            20,645          15,154
                                                                                           ----------      ----------
          Total intangibles                                                                   307,585         209,324
                                                                                           ----------      ----------
              Total assets                                                                 $  964,516      $  992,643
                                                                                           ==========      ==========

                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)
                             ----------------------

                                                                                    March 31, 2000
                                                                                      (Unaudited)
                                                                                     (As Restated,    December 31,
                                                                                      See Note 1)         1999
                                                                                    --------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                 $   56,987       $   60,876
     Accrued liabilities:
         Wages, including vacation pay                                                    47,320           54,228
         Employee profit sharing and pension                                               7,728           33,490
         Accrued income taxes                                                             47,187           28,405
         Accrued rebates                                                                  26,577           28,281
         Accrued contract losses                                                          19,542           20,599
         Other                                                                           103,236          111,330
     Borrowings on lines of credit                                                        44,528           63,100
     Long-term debt due within one year                                                  102,653            4,357
                                                                                      ----------       ----------
         Total current liabilities                                                       455,758          404,666
                                                                                      ----------       ----------
LONG-TERM DEBT                                                                            14,011          115,542
DEFERRED INCOME TAXES                                                                     46,329           46,322
OTHER LONG-TERM LIABILITIES                                                                8,499            8,805
SHAREHOLDERS' EQUITY
     Common shares - $1 par value (authorized 500,000,000 shares; issued: 2000 -
                                 72,219,425 shares; 1999 - 72,019,898 shares)             72,219           72,020
     Additional paid-in capital                                                            6,018
     Retained earnings                                                                   363,102          346,617
     Unearned compensation                                                                    (4)             (47)
     Accumulated other comprehensive income                                               (1,416)          (1,282)
                                                                                      ----------       ----------
         Shareholders' equity                                                            439,919          417,308
                                                                                      ----------       ----------
             Total liabilities and shareholders' equity                               $  964,516       $  992,643
                                                                                      ==========       ==========


See Notes to Unaudited Consolidated Financial Statements***

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
                                                                                        ==========       ==========


See Notes to Unaudited Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  ***1. The consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the quarters ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the quarters ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the Company's consolidated audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Subsequent to the issuance of the Company's consolidated financial statements as of and for the quarter ended March 31, 2000, the Company determined that $100 million of notes due in 2001 should be classified as a current liability rather than as long-term debt. Accordingly, the Company's consolidated financial statements as of March 31, 2000 and for the quarter then ended have been restated from amounts previously reported to reflect the impact of this adjustment.***

     2. The Company's total comprehensive income for the quarters ended March 31, 2000 and 1999 was $44.2 million and $47.9 million, respectively. The Company's total comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  ***Subsequent to the issuance of the Company's consolidated financial statements as of and for the quarter ended March 31, 2000, the Company determined that $100 million of notes due in 2001 should be classified as a current liability rather than as long-term debt. Accordingly, the Company's consolidated financial statements as of March 31, 2000 and for the quarter then ended have been restated from amounts previously reported to reflect the impact of this adjustment.***

Company Profile

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

***The Company's working capital on March 31, 2000 was a negative $178.1 million compared to $14.1 million on December 31, 1999. The Company's current ratio on March 31, 2000 was 0.6 to 1, compared to 1.0 to 1 on December 31, 1999. The decreases in working capital and the current ratio are due to the use of cash during the first three months of 2000 to complete two acquisitions, as well as the fact that formerly long-term debt of $100.0 million is payable in February 2001. Thus, the debt is classified in current liabilities in the consolidated balance sheet at March 31, 2000.***

Cash used in investing activities was $96.7 million in the first quarter of 2000 and $15.1 million in the first quarter of 1999. The most significant use of cash for investing activities was the payment of $116.0 million in 2000 to complete an acquisition and to purchase an investment interest in a limited liability company. The Company paid $13.0 million in 1999 to complete one acquisition. Purchases of capital assets totaled $20.9 million in 2000 and $25.6 million in 1999. Sources of investing cash flows were the sales of businesses and capital assets and the collection of a note receivable arising from short-term financing provided in 1999 on sales of facilities. These activities generated investing cash inflows of $44.0 million in the first quarter of 2000 and $18.4 million in the first quarter of 1999.

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

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          (a)       The following exhibits are filed as part of this report:

      Exhibit No.                             Description                                  Method of Filing
      -----------                             -----------                                  ----------------
         27.1       Amended Financial Data Schedule for the quarter ended March 31, 2000     Filed herewith


          (b)       Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DELUXE CORPORATION
                                       (Registrant)


Date:  August 18, 2000             /s/ J. A. Blanchard III
                                   ------------------------------------
                                   J.A. Blanchard III, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  August 18, 2000             /s/ Lois M. Martin
                                   ------------------------------------
                                   Lois M. Martin
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.                    Description                           Page Number
-----------                    -----------                           -----------

   27.1       Amended Financial Data Schedule for the Quarter Ended
              March 31, 2000