Form 10-Q/A
period 2000-06-30
DELUXE CORP
filed 2000-08-18
CIK 27996

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

ITEM I. FINANCIAL STATEMENTS
----------------------------

                         PART I. FINANCIAL INFORMATION


                       DELUXE CORPORATION AND SUBSIDIARIES
                        ***CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in Thousands)

                                                                                       June 30, 2000
                                                                                        (Unaudited)
                                                                                       (As Restated,    December 31,
                                                                                        See Note 1)        1999
                                                                                       -------------   ------------
CURRENT ASSETS
      Cash and cash equivalents                                                           $   91,168     $  140,465
      Restricted custodial cash                                                                6,311          3,429
      Marketable securities                                                                   18,171         25,713
      Trade accounts receivable, net of allowance for doubtful accounts of $3,311 and
           $5,814, respectively                                                              126,141        115,775
      Inventories:
          Raw material                                                                         2,478          3,110
          Semi-finished goods                                                                  7,788          7,245
          Finished goods                                                                       1,239          1,261
      Supplies                                                                                13,872         15,007
      Deferred advertising                                                                    11,776         17,189
      Deferred income taxes                                                                   19,215         14,206
      Prepaid expenses and other current assets                                               45,567         75,349
                                                                                          ----------     ----------
          Total current assets                                                               343,726        418,749
                                                                                          ----------     ----------
LONG-TERM INVESTMENTS                                                                         65,335         40,846
RESTRICTED CASH                                                                               28,748         28,939
PROPERTY, PLANT AND EQUIPMENT
      Land and land improvements                                                              40,679         41,157
      Buildings and building improvements                                                    163,069        165,028
      Machinery and equipment                                                                437,089        448,445
                                                                                          ----------     ----------
          Total                                                                              640,837        654,630
      Less accumulated depreciation                                                          368,486        359,845
                                                                                          ----------     ----------
          Property, plant, and equipment - net                                               272,351        294,785
INTANGIBLES
      Cost in excess of net assets acquired - net                                            141,287         51,705
      Internal use software - net                                                            163,592        142,465
      Other intangible assets - net                                                           15,794         15,154
                                                                                          ----------     ----------
          Total intangibles                                                                  320,673        209,324
                                                                                          ----------     ----------
              Total assets                                                                $1,030,833     $  992,643
                                                                                          ==========     ==========

                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)

                                                                                   June 30, 2000
                                                                                   (Unaudited)
                                                                                    As Restated,     December 31,
                                                                                   (See Note 1)         1999
                                                                                   -------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                $    55,285      $    60,876
     Accrued liabilities:
         Wages, including vacation pay                                                    54,641           54,228
         Employee profit sharing and pension                                              16,449           33,490
         Accrued income taxes                                                             44,244           28,405
         Accrued rebates                                                                  26,308           28,281
         Accrued contract losses                                                          27,734           20,599
         Other                                                                           107,951          111,330
     Short-term debt                                                                      19,813           63,100
     Long-term debt due within one year                                                  102,755            4,357
                                                                                     -----------      -----------
         Total current liabilities                                                       455,180          404,666
                                                                                     -----------      -----------
LONG-TERM DEBT                                                                            13,499          115,542
DEFERRED INCOME TAXES                                                                     46,571           46,322
OTHER LONG-TERM LIABILITIES                                                                8,144            8,805
MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY                                             31,882               --
SHAREHOLDERS' EQUITY
     Common shares - $1 par value (authorized 500,000,000 shares; issued: 2000 -
                                 72,331,225 shares; 1999 - 72,019,898 shares)             72,331           72,020
     Additional paid-in capital                                                            8,823               --
     Retained earnings                                                                   396,045          346,617
     Unearned compensation                                                                    --              (47)
     Accumulated other comprehensive income                                               (1,642)          (1,282)
                                                                                     -----------      -----------
         Shareholders' equity                                                            475,557          417,308
                                                                                     -----------      -----------
             Total liabilities and shareholders' equity                              $ 1,030,833      $   992,643
                                                                                     ===========      ===========

See Notes to Unaudited Consolidated Financial Statements***

                       DELUXE CORPORATION AND SUBSIDIARIES
                     ***CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                (Dollars in Thousands, Except per Share Amounts)
                                   (Unaudited)

                                                       Quarters Ended                 Six Months Ended
                                                          June 30,                        June 30,
                                                          --------                        --------
                                                   2000             1999            2000            1999
                                                 As Restated                      As Restated
                                                (See Note 1)                     (See Note 1)
                                                   ----             ----            ----            ----
NET SALES                                        $ 406,756       $ 407,841       $ 811,182       $ 821,918
Cost of sales                                      180,209         184,260         351,894         370,338
                                                 ---------       ---------       ---------       ---------
GROSS MARGIN                                       226,547         223,581         459,288         451,580

Selling, general and administrative expense        165,984         146,719         325,919         296,421
                                                 ---------       ---------       ---------       ---------

Income from operations                              60,563          76,862         133,369         155,159

OTHER INCOME (EXPENSE)
Sale of subsidiary stock                            30,113              --          30,113              --
Other (expense) income                              (1,234)          2,518             540           4,121
Interest expense                                    (3,567)         (1,677)         (7,248)         (3,458)
                                                 ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES                          85,875          77,703         156,774         155,822

PROVISION FOR INCOME TAXES                          26,174          29,924          52,751          60,010
                                                 ---------       ---------       ---------       ---------

NET INCOME                                       $  59,701       $  47,779       $ 104,023       $  95,812
                                                 =========       =========       =========       =========

NET INCOME PER SHARE - BASIC                     $    0.83       $    0.61       $    1.44       $    1.22
NET INCOME PER SHARE - DILUTED                   $    0.83       $    0.61       $    1.44       $    1.21

CASH DIVIDENDS PER COMMON SHARE                  $    0.37       $    0.37       $    0.74       $    0.74

See Notes to Unaudited Consolidated Financial Statements***

                       DELUXE CORPORATION AND SUBSIDIARIES
                   ***CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                                    --------
                                                                                               2000           1999
                                                                                            As Restated
                                                                                           (See Note 1)
                                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $ 104,023      $  95,812
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                            21,748         27,855
       Amortization of intangibles                                                             23,274         12,768
       Asset impairment charges                                                                    --            117
       Stock purchase discount                                                                  1,582          2,481
       Gain on issuance of subsidiary stock                                                   (30,113)            --
       Deferred income tax                                                                     (4,797)            --
       Changes in assets and liabilities, net of effects from acquisitions and sales of businesses:
             Restricted cash                                                                   (2,691)       (13,336)
             Trade accounts receivable                                                         (9,776)        21,127
             Inventories                                                                        1,134          2,754
             Accounts payable                                                                  (5,916)        (4,850)
             Other assets and liabilities                                                       2,411        (49,046)
                                                                                            ---------      ---------
                  Net cash provided by operating activities                                   100,879         95,682
                                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of marketable securities with maturities of more than 3 months              7,627         17,438
Purchases of marketable securities with maturities of more than 3 months                           --        (17,915)
Purchases of capital assets                                                                   (42,792)       (51,592)
Payments for acquisitions, net of cash acquired                                              (115,991)       (35,666)
Net proceeds from sales of businesses, net of cash sold                                            --         24,447
Proceeds from sales of capital assets                                                          11,909             52
Loans to others                                                                                32,500             --
Other                                                                                          (6,363)          (104)
                                                                                            ---------      ---------
                  Net cash used in investing activities                                      (113,110)       (63,340)
                                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from short-term debt                                                  (43,863)        25,065
Payments on long-term debt                                                                     (1,299)        (8,038)
Net proceeds from issuance of subsidiary stock                                                 61,995             --
Payments to retire common stock                                                                (1,047)      (199,853)
Proceeds from issuing stock under employee plans                                                4,746         16,020
Cash dividends paid to shareholders                                                           (53,471)       (59,372)
                                                                                            ---------      ---------
                  Net cash used in financing activities                                       (32,939)      (226,178)
                                                                                                           ---------

NET CASH USED BY CERTAIN INTERNATIONAL OPERATIONS DURING DECEMBER, 1999 (SEE
   NOTE 9)                                                                                     (4,127)
                                                                                            ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (49,297)      (193,836)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              140,465        268,389
                                                                                            ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  91,168      $  74,553
                                                                                            =========      =========

See Notes to Unaudited Consolidated Financial Statements***

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

  ***Subsequent to the issuance of the Company's consolidated financial statements as of and for the quarter and six months ended June 30, 2000, the Company and its independent auditors determined that the effective income tax rate used in computing the provision for income taxes for the quarter and six months ended June 30, 2000 should not have included the effects of the gain the Company expects to recognize upon the planned split-off of eFunds. Previously, the estimated expected gain was included in the determination of the effective income tax rate used in computing the provision for income taxes for the quarter and six months ended June 30, 2000. In addition, the Company determined that $100 million of notes due in 2001 should be classified as a current liability rather than as long-term debt. Accordingly, the consolidated financial statements as of June 30, 2000 and for the quarters and six months then ended have been restated from amounts previously reported to reflect the impact of these adjustments. A summary of selected amounts before and after the restatement is as follows (included in this summary are selected financial statement amounts that were not impacted by the restatement):

                                        As Previously       As
                                           Reported      Restated
                                        -------------    --------
                                         (Dollars in thousands)
                                         ----------------------
BALANCE SHEET AT JUNE 30, 2000
------------------------------
Cash                                     $   91,168     $   91,168
Total Assets                              1,030,833      1,030,833
Accrued Income Taxes                         22,276         44,244
Total Current Liabilities                   333,212        455,180
Shareholders' Equity                        497,525        475,557

QUARTER ENDED JUNE 30, 2000
---------------------------
Income from Operations                       60,563         60,563
Income before Taxes                          85,875         85,875
Provision for Income Taxes                    4,206         26,174
Net Income                                   81,669         59,701
Net Income Per Share -- Basic                  1.13           0.83
Net Income Per Share -- Diluted                1.13           0.83

SIX MONTHS ENDED JUNE 30, 2000
------------------------------
Income from Operations                      133,369        133,369
Income before Taxes                         156,774        156,774
Provision for Income Taxes                   30,783         52,751
Net Income                                  125,991        104,023
Net Income Per Share -- Basic                  1.74           1.44
Net Income Per Share -- Diluted                1.74           1.44
***

  ***2. The Company's total comprehensive income for the quarters ended June 30, 2000 and 1999 was $59.5 million and $46.6 million, respectively. Total comprehensive income for the six months ended June 30, 2000 and 1999 was $103.7 million and $94.5 million, respectively. The Company's total comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.***

  ***3. The following table reflects the calculation of basic and diluted earnings per share (dollars and shares outstanding in thousands, except per share amounts):

                                                    Quarters Ended           Six Months Ended
                                                       June 30,                  June 30,
                                                       --------                  --------
                                                  2000         1999         2000         1999
------------------------------------------------------------------------------------------------
Net income per share-basic:
  Net income                                    $ 59,701     $ 47,779     $104,023     $ 95,812
  Weighted average shares outstanding             72,275       77,776       72,203       78,790
------------------------------------------------------------------------------------------------
  Net income per share-basic                    $   0.83      $ 0 .61     $   1.44     $   1.22
================================================================================================

Net income per share-diluted:
  Net income                                    $ 59,701     $ 47,779     $104,023     $ 95,812
------------------------------------------------------------------------------------------------
  Weighted average shares outstanding             72,275       77,776       72,203       78,790
  Dilutive impact of options                          77          312           72          275
  Shares contingently issuable                         6           19            4           14
------------------------------------------------------------------------------------------------
  Weighted average shares and potential
    dilutive shares outstanding                   72,358       78,107       72,279       79,079
------------------------------------------------------------------------------------------------
  Net income per share-diluted                  $   0.83     $  0 .61     $   1.44     $   1.21
================================================================================================

***

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

***The Company has announced that it plans to distribute all of its shares of eFunds common stock to its shareholders through an exchange offer under which the Company's shareholders will be given the opportunity to tender all or some of their company common shares in exchange for eFunds common shares (the Split-off). The Company has received a private letter ruling request from the Internal Revenue Service that the Split-off will be tax-free to the Company and its shareholders for U.S. federal income tax purposes. The Company has the sole discretion to determine whether to proceed with the Split-off based on the best interests of the Company's shareholders and to decide what will be the timing, structure and terms of the Split-off. Subject to these conditions, the Company plans to complete the Split-off prior to December 31, 2000. If consummated, the Split-off could result in a substantial decrease in the Company's total common shares outstanding. Additionally, the Company would recognize an additional gain on the exchange of subsidiary stock and would reflect eFunds' results of operations as discontinued operations in the Company's consolidated financial statements. If the Company does not complete the Split-off, it will continue to control eFunds and the Company and eFunds may not realize the anticipated benefits from the separation of the two companies.***

In connection with the initial public offering of eFunds and the anticipated Split-off, the Company and eFunds have entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation. The agreements relate to matters such as consummation of the initial public offering and the Split-off, registration rights for the Company, intercompany loans, information technology consulting and business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, eFunds will compensate the Company for providing services and will negotiate for such services with third-parties at mutually agreed upon rates after the transition arrangements terminate. The transition period varies depending on the agreement, but many transition services will terminate upon completion of the Split-off. Some of the transition agreements may be extended beyond the initial transition period. Additionally, the Company has agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of the EBT and medical eligibility verification businesses prior to eFunds' initial public offering in June 2000, and from future losses on identified loss contracts in excess of the Company's $29.2 million accrual for contract losses as of April 30, 2000. The indemnification obligation does not apply to losses covered by the existing reserves. The maximum amount of litigation and contract losses for which the Company will indemnify eFunds is $14.6 million. After the Split-off, any indemnification payments will be recorded as other expense in the Company's consolidated statements of income. Prior to the Split-off, any indemnification payments will be treated as capital contributions.

     14. Certain amounts in 1999 have been reclassified to conform with the 2000 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  ***Subsequent to the issuance of our consolidated financial statements as of and for the quarter and six months ended June 30, 2000, we and our independent auditors determined that the effective income tax rate used in computing the provision for income taxes for the quarter and six months ended June 30, 2000 should not have included the effects of the gain we expect to recognize upon the planned split-off of eFunds. Previously, the estimated expected gain was included in the determination of the effective income tax rate used in computing the provision for income taxes for quarter and six months ended June 30, 2000. In addition, we determined that a $100 million note due in 2001 should be classified as a current liability rather than as long-term debt. Accordingly, our consolidated financial statements as of June 30, 2000 and for the quarters and six months then ended have been restated from amounts previously reported to reflect the impact of these adjustments. See Note 1 to the unaudited consolidated financial statements.***

Company Profile

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

  ***We have announced that we plan to distribute all of our shares of eFunds common stock to our shareholders through an exchange offer under which our shareholders will be given the opportunity to tender all or some of their Deluxe Corporation common shares in exchange for eFunds common shares (the Split-off). We have received a private letter ruling from the Internal Revenue Service that the Split-off will be tax-free to our Company and our shareholders for U.S. federal income tax purposes. We have the sole discretion to determine whether to proceed with the Split-off based on the best interests of our shareholders and to decide what will be the timing, structure and terms of the Split-off. Subject to these conditions, we plan to complete the Split-off prior to December 31, 2000. If consummated, the Split-off could result in a substantial decrease in our total common shares outstanding. Additionally, we would recognize an additional gain on the exchange of subsidiary stock and would reflect eFunds results of operations as discontinued operations in our consolidated financial statements. If we do not complete the Split-off, we will continue to control eFunds and we may not realize the anticipated benefits from the separation of the two companies.***

Results of Operations - Quarter and Six Months Ended June 30, 2000 Compared to the Quarter and Six Months Ended June 30, 1999

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

  ***PROVISION FOR INCOME TAXES - Our effective tax rate for the second quarter of 2000 was 30.5% compared to 38.5% for the second quarter of 1999. Our effective tax rate for the first six months of 2000 was 33.6% compared to 38.5% for the first six months of 1999. These decreases were due primarily to the fact that the gain recognized on the eFunds IPO is not taxable. Thus, this gain was subtracted from pre-tax income when calculating our estimated annual tax rate. This non-taxable income when added to our taxable income causes a lower effective tax rate on the total income of the Company.***

  ***NET INCOME - Net income for the second quarter of 2000 increased $11.9 million, or 25.0%, to $59.7 million for the second quarter of 2000 from $47.8 million for the second quarter of 1999. Net income increased $8.2 million, or 8.6%, to $104.0 million for the first six months of 2000 from $95.8 million for the first six months of 1999. The $30.1 million gain recorded on the eFunds IPO and our improved gross margin were offset by increased SG&A expense related to Internet commerce spending and other infrastructure investments, increased marketing expenses within the direct mail checks and eFunds businesses and increased goodwill amortization due to acquisitions.***

Liquidity, Capital Resources and Financial Condition

  ***As of June 30, 2000, we had cash and cash equivalents of $91.2 million. We also had $6.3 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and supplied $28.7 million in restricted cash to ATMs managed by a client who is a provider of ATM management and outsourcing services. We have agreed to make up to $35.0 million of cash available for this purpose. Our working capital on June 30, 2000 was a negative $111.5 million compared to $14.1 million on December 31, 1999. The current ratio on June 30, 2000 and December 31, 1999 was 0.8 to 1 and 1.0 to 1, respectively. The decreases in working capital and the current ratio were primarily due to the fact that formerly long-term debt of $100.0 million is payable in February 2001. Thus, the debt is classified in current liabilities in the consolidated balance sheet at June 30, 2000. Cash provided by operations represents our primary source of working capital and the source for financing capital expenditures and paying cash dividends. We believe that cash generated from operations and our current credit facilities is sufficient to sustain our existing operations and our current level of growth.***

     Cash provided by operations was $100.9 million for the first six months of 2000, compared to $95.7 million for the first six months of 1999. The increase in 2000 was primarily due to the payment of $32.2 million in February 1999 resulting from a judgment in a lawsuit involving the eFunds segment and the increase in restricted cash in 1999. Partially offsetting these uses of cash in 1999 was a decrease in accounts receivable in 1999. As the result of a management plan to drive a reduction in accounts receivable and maximize working capital, we saw a significant decrease in accounts receivable in 1999 due to an increase in Automated Clearing House (ACH) processing of cash receipts within the Paper Payment Systems segment.

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

  ***We have announced that we plan to distribute all of our shares of eFunds common stock to our shareholders through an exchange offer under which our shareholders will be given the opportunity to tender all or some of their Deluxe Corporation common shares in exchange for eFunds common shares (the Split-off). We have received a private letter ruling from the Internal Revenue Service that the Split-off will be tax-free to our Company and our shareholders for U.S. federal income tax purposes. We have the sole discretion to determine whether to proceed with the Split-off based on the best interests of our shareholders and to decide what will be the timing, structure and terms of the Split-off. Subject to these conditions, we plan to complete the Split-off prior to December 31, 2000. If consummated, the Split-off could result in a substantial decrease in our total common shares outstanding. Additionally, we would recognize an additional gain on the exchange of subsidiary stock and would reflect eFunds results of operations as discontinued operations in our consolidated financial statements. If we do not complete the Split-off, we will continue to control eFunds and we may not realize the anticipated benefits from the separation of the two companies. We will incur additional costs and expenses associated with the Split-off. A portion of these costs will be expensed in future periods and a portion is expected to be netted against the gain recognized at the time of the Split-off.***

     In connection with eFunds' initial public offering and the anticipated Split-off, we have entered into various agreements with eFunds that address the allocation of assets and liabilities between us and that define our relationship after the separation. The agreements relate to matters such as consummation of the initial public offering and the Split-off, our registration rights, intercompany loans, information technology consulting and business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, eFunds will compensate us for providing services and will negotiate for such services with third-parties at mutually agreed upon rates after the transition arrangements terminate. The transition period varies depending on the agreement, but many transition services will terminate upon completion of the Split-off. Some of the transition agreements may be extended beyond the initial transition period. Additionally, we have agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of the EBT and medical eligibility verification businesses prior to eFunds' initial public offering in June 2000, and from future losses on identified loss contracts in excess of our $29.2 million accrual for contract losses as of April 30, 2000. The indemnification obligation does not apply to losses covered by the existing reserves. The maximum amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. After the Split-off, any indemnification payments will be recorded as other expense in our consolidated statements of income. Prior to the Split-off, any indemnification payments will be treated as capital contributions.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Application of this SAB did not have a material impact on our reported operating results or financial position.

     We estimate that we will incur additional expense and investment within Paper Payment Systems in 2000 as compared to 1999. We are making this additional investment in order to create more opportunities to offer new types of customized products to individuals and small businesses. Some of these expenses have been incurred in the first half of 2000.

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

6.    Item 6. Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:


      Exhibit No.                Description                    Method of Filing
      -----------                -----------                    ----------------

          4.1     Amendment No. 1 to Amended and Restated       Filed herewith
                  Rights Agreement, entered into as of
                  January 21, 2000, between the Company and
                  Norwest Bank Minnesota, National
                  Association, as Rights Agent.

         27.3     Amended Financial Data Schedule for the       Filed herewith
                  six months ended June 30, 2000

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELUXE CORPORATION
                                          (Registrant)


Date: August 17, 2000                   /s/ J. A. Blanchard III
                                       ---------------------------------
                                       J.A. Blanchard III, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


Date: August 17, 2000                   /s/ Lois M. Martin
                                       ---------------------------------
                                       Lois M. Martin
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

INDEX TO EXHIBITS


Exhibit No.                       Description                        Page Number
-----------                       -----------                        -----------

   4.1 Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between the Company and Norwest Bank Minnesota, National Association, as Rights Agent.

   27.3       Amended Financial Data Schedule for the Six Months
              Ended June 30, 2000