Form 10-Q/A
period 2000-06-30
DELUXE CORP
filed 2000-10-27
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                               Amendment No. 2 to


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending       June 30, 2000
                            ------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to ______________________

Commission file number:          1-7945
                        -----------------------


                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                  41-0216800
------------------------------------------  ------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

3680 Victoria St., N. Shoreview, Minnesota              55126-2966
------------------------------------------  ------------------------------------
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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       DELUXE CORPORATION AND SUBSIDIARIES
                         ***CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                                                        June 30, 2000
                                                                                         (Unaudited)
                                                                                         (As Revised,    December 31,
                                                                                          See Note 1)       1999
                                                                                         ------------    ------------
CURRENT ASSETS
      Cash and cash equivalents                                                          $     91,168    $    140,465
      Restricted custodial cash                                                                 6,311           3,429
      Marketable securities                                                                    18,171          25,713
      Trade accounts receivable, net of allowance for doubtful accounts of $3,311 and
         $5,814, respectively                                                                 126,141         115,775
      Inventories:
          Raw material                                                                          2,478           3,110
          Semi-finished goods                                                                   7,788           7,245
          Finished goods                                                                        1,239           1,261
      Supplies                                                                                 13,872          15,007
      Deferred advertising                                                                     11,776          17,189
      Deferred income taxes                                                                    19,215          14,206
      Prepaid expenses and other current assets                                                45,567          75,349
                                                                                         ------------    ------------
          Total current assets                                                                343,726         418,749
                                                                                         ------------    ------------
LONG-TERM INVESTMENTS                                                                          65,335          40,846
RESTRICTED CASH                                                                                28,748          28,939
PROPERTY, PLANT AND EQUIPMENT
      Land and land improvements                                                               40,679          41,157
      Buildings and building improvements                                                     163,069         165,028
      Machinery and equipment                                                                 437,089         448,445
                                                                                         ------------    ------------
          Total                                                                               640,837         654,630
      Less accumulated depreciation                                                           368,486         359,845
                                                                                         ------------    ------------
          Property, plant, and equipment - net                                                272,351         294,785
INTANGIBLES
      Cost in excess of net assets acquired - net                                             141,287          51,705
      Internal use software - net                                                             163,592         142,465
      Other intangible assets - net                                                            15,794          15,154
                                                                                         ------------    ------------
          Total intangibles                                                                   320,673         209,324
                                                                                         ------------    ------------
              Total assets                                                               $  1,030,833    $    992,643
                                                                                         ============    ============

                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                   June 30, 2000
                                                                                    (Unaudited)
                                                                                    (As Revised,     December 31,
                                                                                     See Note 1)         1999
                                                                                    ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $     55,285     $     60,876
     Accrued liabilities:
         Wages, including vacation pay                                                    54,641           54,228
         Employee profit sharing and pension                                              16,449           33,490
         Accrued income taxes                                                             38,991           28,405
         Accrued rebates                                                                  26,308           28,281
         Accrued contract losses                                                          27,734           20,599
         Other                                                                           107,951          111,330
     Short-term debt                                                                      19,813           63,100
     Long-term debt due within one year                                                  102,755            4,357
                                                                                    ------------     ------------
         Total current liabilities                                                       449,927          404,666
                                                                                    ------------     ------------
LONG-TERM DEBT                                                                            13,499          115,542
DEFERRED INCOME TAXES                                                                     46,571           46,322
OTHER LONG-TERM LIABILITIES                                                                8,144            8,805
MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY                                             31,882               --
SHAREHOLDERS' EQUITY
     Common shares - $1 par value (authorized 500,000,000 shares; issued: 2000 -
                                 72,331,225 shares; 1999 - 72,019,898 shares)             72,331           72,020
     Additional paid-in capital                                                           38,936               --
     Retained earnings                                                                   371,185          346,617
     Unearned compensation                                                                    --              (47)
     Accumulated other comprehensive income                                               (1,642)          (1,282)
                                                                                    ------------     ------------
         Shareholders' equity                                                            480,810          417,308
                                                                                    ------------     ------------
             Total liabilities and shareholders' equity                             $  1,030,833     $    992,643
                                                                                    ============     ============

See Notes to Unaudited Consolidated Financial Statements***

                       DELUXE CORPORATION AND SUBSIDIARIES
                      ***CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in Thousands, Except per Share Amounts)
                                   (Unaudited)

                                                      Quarters Ended                  Six Months Ended
                                                         June 30,                          June 30,
                                                         --------                          --------
                                                      2000                               2000
                                                      -----                              ----
                                               (As Revised,                      (As Revised,
                                                See Note 1)         1999          See Note 1)         1999
                                               ------------     ------------     ------------     ------------
NET SALES                                      $    406,756     $    407,841     $    811,182     $    821,918
Cost of sales                                       180,209          184,260          351,894          370,338
                                               ------------     ------------     ------------     ------------
GROSS MARGIN                                        226,547          223,581          459,288          451,580

Selling, general and administrative expense         165,984          146,719          325,919          296,421
                                               ------------     ------------     ------------     ------------

Income from operations                               60,563           76,862          133,369          155,159

OTHER INCOME (EXPENSE)
Other income (expense)                               (1,234)           2,518              540            4,121
Interest expense                                     (3,567)          (1,677)          (7,248)          (3,458)
                                               ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES                           55,762           77,703          126,661          155,822

PROVISION FOR INCOME TAXES                           20,921           29,924           47,498           60,010
                                               ------------     ------------     ------------     ------------

NET INCOME                                     $     34,841     $     47,779     $     79,163     $     95,812
                                               ============     ============     ============     ============

NET INCOME PER SHARE - BASIC                   $       0.48     $       0.61     $       1.10     $       1.22
NET INCOME PER SHARE - DILUTED                 $       0.48     $       0.61     $       1.10     $       1.21

CASH DIVIDENDS PER COMMON SHARE                $       0.37     $       0.37     $       0.74     $       0.74


See Notes to Unaudited Consolidated Financial Statements***

                       DELUXE CORPORATION AND SUBSIDIARIES
                    ***CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                                     -------
                                                                                               2000
                                                                                           (As Revised,
                                                                                            See Note 1)         1999
                                                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $     79,163     $     95,812
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                              21,748           27,855
       Amortization of intangibles                                                               23,274           12,768
       Asset impairment charges                                                                      --              117
       Stock purchase discount                                                                    1,582            2,481
       Deferred income tax                                                                       (4,797)              --
       Changes in assets and liabilities, net of effects from acquisitions and sales of businesses:
             Restricted cash                                                                     (2,691)         (13,336)
             Trade accounts receivable                                                           (9,776)          21,127
             Inventories                                                                          1,134            2,754
             Accounts payable                                                                    (5,916)          (4,850)
             Other assets and liabilities                                                        (2,842)         (49,046)
                                                                                           ------------     ------------
                  Net cash provided by operating activities                                     100,879           95,682
                                                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of marketable securities with maturities of more than 3 months                7,627           17,438
Purchases of marketable securities with maturities of more than 3 months                             --          (17,915)
Purchases of capital assets                                                                     (42,792)         (51,592)
Payments for acquisitions, net of cash acquired                                                (115,991)         (35,666)
Net proceeds from sales of businesses, net of cash sold                                              --           24,447
Proceeds from sales of capital assets                                                            11,909               52
Loans to others                                                                                  32,500               --
Other                                                                                            (6,363)            (104)
                                                                                           ------------     ------------
                  Net cash used in investing activities                                        (113,110)         (63,340)
                                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from short-term debt                                                    (43,863)          25,065
Payments on long-term debt                                                                       (1,299)          (8,038)
Net proceeds from issuance of subsidiary stock                                                   61,995               --
Payments to retire common stock                                                                  (1,047)        (199,853)
Proceeds from issuing stock under employee plans                                                  4,746           16,020
Cash dividends paid to shareholders                                                             (53,471)         (59,372)
                                                                                           ------------     ------------
                  Net cash used in financing activities                                         (32,939)        (226,178)
                                                                                           ------------     ------------

NET CASH USED BY CERTAIN INTERNATIONAL OPERATIONS DURING DECEMBER 1999 (SEE
   NOTE 9)                                                                                       (4,127)
                                                                                           ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (49,297)        (193,836)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                140,465          268,389
                                                                                           ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $     91,168     $     74,553
                                                                                           ============     ============

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

***REVISION TO CONSOLIDATED FINANCIAL STATEMENTS
       In January 2000, the Company announced that its board of directors approved a plan to operate the Company's eFunds segment as a separate, independent, publicly traded company to be called eFunds Corporation (eFunds). eFunds issued 5.5 million shares of its common stock to the public in June 2000. Subsequent to this initial public offering, the Company continues to own 40 million shares of eFunds common stock, representing 87.9% of eFunds' total outstanding common shares. A gain of $30.1 million was previously recognized during the second quarter of 2000 for the difference between the net proceeds from the offering and the carrying amount of the Company's investment in eFunds. The Company's accounting policy is to recognize gains (or losses) arising from issuances of subsidiary stock in the statement of income for all issuances that meet the conditions of Staff Accounting Bulletin No. 51, ACCOUNTING FOR SALES OF STOCK BY A SUBSIDIARY (SAB 51), for statement of income treatment.

       In October 2000, subsequent to the issuance of the Company's consolidated financial statements as of and for the quarter and six months ended June 30, 2000, the Company announced it plans to complete the separation of the eFunds segment by means of a spin-off rather than by an exchange offer, or split-off, as had previously been announced. The 40 million shares of eFunds common stock currently owned by the Company will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder will receive a fixed number of eFunds shares for each Deluxe share owned. The spin-off is contingent upon obtaining confirmation from the Internal Revenue Service (IRS) that the spin-off will be tax-free to the Company and to its shareholders for U.S. federal income tax purposes. The Company has the sole discretion to determine whether to proceed with the spin-off based on the best interests of the Company's shareholders and to determine the timing and other aspects of the transaction. Subject to these conditions, the Company plans to complete the spin-off by December 31, 2000. Because the Company is now planning to spin-off eFunds, the previous issuance of eFunds common stock no longer meets the conditions for gain recognition, and accordingly, the gain recorded by the Company must be unwound and treated as a capital transaction under the guidance of SAB 51. The Company's financial statements have been revised to reflect this treatment for the issuance of eFunds common stock. A summary of selected amounts before and after the revision is as follows (included in this summary are selected financial statement amounts that were not affected by the revision):

                                  As Previously         As
                                     Reported        Revised
                                     (Dollars in thousands)
                                     ----------------------

BALANCE SHEET AT JUNE 30, 2000
------------------------------
Cash                               $    91,168    $    91,168
Total Assets                         1,030,833      1,030,833
Accrued Income Taxes                    44,244         38,991
Total Current Liabilities              455,180        449,927
Shareholders' Equity                   475,557        480,810

QUARTER ENDED JUNE 30, 2000
---------------------------
Income from Operations             $    60,563    $    60,563
Income before Income Taxes              85,875         55,762
Provision for Income Taxes              26,174         20,921
Net Income                              59,701         34,841
Net Income Per Share -- Basic             0.83           0.48
Net Income Per Share -- Diluted           0.83           0.48

                                  As Previously         As
                                     Reported        Revised
                                     (Dollars in thousands)
                                     ----------------------

SIX MONTHS ENDED JUNE 30, 2000
------------------------------
Income from Operations             $   133,369    $   133,369
Income before Income Taxes             156,774        126,661
Provision for Income Taxes              52,751         47,498
Net Income                             104,023         79,163
Net Income Per Share -- Basic             1.44           1.10
Net Income Per Share -- Diluted           1.44           1.10
***

       ***2. The Company's total comprehensive income for the quarters ended June 30, 2000 and 1999 was $34.6 million and $46.6 million, respectively. Total comprehensive income for the six months ended June 30, 2000 and 1999 was $78.8 million and $94.5 million, respectively. The Company's total comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.***

       ***3. The following table reflects the calculation of basic and diluted earnings per share (dollars and shares outstanding in thousands, except per share amounts):

                                                    Quarters Ended          Six Months Ended
                                                       June 30,                  June 30,
                                                       --------                  -------
                                                  2000         1999         2000         1999
------------------------------------------------------------------------------------------------
Net income per share-basic:
  Net income                                    $ 34,841     $ 47,779     $ 79,163     $ 95,812
  Weighted average shares outstanding             72,275       77,776       72,203       78,790
------------------------------------------------------------------------------------------------
  Net income per share-basic                    $   0.48     $   0.61     $   1.10     $   1.22
================================================================================================

Net income per share-diluted:
  Net income                                    $ 34,841     $ 47,779     $ 79,163     $ 95,812
------------------------------------------------------------------------------------------------
  Weighted average shares outstanding             72,275       77,776       72,203       78,790
  Dilutive impact of options                          77          312           72          275
  Shares contingently issuable                         6           19            4           14
------------------------------------------------------------------------------------------------
  Weighted average shares and potential
    dilutive shares outstanding                   72,358       78,107       72,279       79,079
------------------------------------------------------------------------------------------------
  Net income per share-diluted                  $   0.48     $   0.61     $   1.10     $   1.21
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

Segment information for the quarter and six months ended June 30, 2000 and 1999 is as follows (dollars in thousands):

QUARTER ENDED                               PAPER PAYMENT                             TOTAL
JUNE 30, 2000                                     SYSTEMS           eFUNDS         SEGMENTS
--------------------------------------------------------------------------------------------
Net sales to external customers                 $ 320,587        $  86,169        $ 406,756

Intersegment sales                                     --           14,801           14,801

Operating income excluding special
   charges                                         80,487            6,969           87,456

Special (recoveries) charges                       (2,128)          12,575           10,447

Operating income (loss) including
   special charges                                 82,615           (5,606)          77,009

EBITDA                                             98,975            1,229          100,204

Depreciation and amortization expense              16,094            6,893           22,987

Segment assets                                    554,488          392,750          947,238

Capital purchases                                  14,665            7,226           21,891
--------------------------------------------------------------------------------------------

QUARTER ENDED                               PAPER PAYMENT                             TOTAL
JUNE 30, 1999                                     SYSTEMS           eFUNDS         SEGMENTS
--------------------------------------------------------------------------------------------
Net sales to external customers                 $ 303,788        $  73,553        $ 377,341

Intersegment sales                                     --            1,051            1,051

Operating income excluding special
   charges                                         76,399            1,396           77,795

Special charges                                        --              898              898

Operating income including special
   charges                                         76,399              498           76,897

EBITDA                                             89,167            6,195           95,362

Depreciation and amortization expense              13,765            5,863           19,628

Segment assets                                    513,503          264,679          778,182

Capital purchases                                  16,322            8,959           25,281
--------------------------------------------------------------------------------------------

SIX MONTHS ENDED                            PAPER PAYMENT                             TOTAL
JUNE 30, 2000                                     SYSTEMS           eFUNDS         SEGMENTS
--------------------------------------------------------------------------------------------
Net sales to external customers                 $ 640,399        $ 170,783        $ 811,182

Intersegment sales                                     --           30,442           30,442

Operating income excluding special
   charges                                        158,188            9,710          167,898

Special (recoveries) charges                       (2,128)          12,575           10,447

Operating income (loss) including
   special charges                                160,316           (2,865)         157,451

EBITDA                                            190,809           10,454          201,263

Depreciation and amortization expense              31,540           13,432           44,972

Segment assets                                    554,488          392,750          947,238

Capital purchases                                  26,751           16,023           42,774
--------------------------------------------------------------------------------------------

SIX MONTHS ENDED                            PAPER PAYMENT                             TOTAL
JUNE 30, 1999                                     SYSTEMS           eFUNDS         SEGMENTS
--------------------------------------------------------------------------------------------
Net sales to external customers                 $ 615,659        $ 143,106        $ 758,765

Intersegment sales                                     --            1,642            1,642

Operating income excluding special
   charges                                        152,205            7,062          159,267

Special charges                                        --              898              898

Operating income including special
   charges                                        152,205            6,164          158,369

EBITDA                                            177,516           18,176          195,692

Depreciation and amortization expense              27,679           10,954           38,633

Segment assets                                    513,503          264,679          778,182

Capital purchases                                  33,711           16,718           50,429
--------------------------------------------------------------------------------------------

Segment information reconciles to consolidated amounts as follows (dollars in thousands):

                                                              Quarters Ended             Six Months Ended
                                                                 June 30,                    June 30,
                                                                 --------                    --------
NET SALES TO EXTERNAL CUSTOMERS                              2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------
Total segment net sales to external customers           $ 406,756     $ 377,341     $ 811,182     $ 758,765
Divested businesses not included in segments                   --        32,151            --        66,559
eFunds pre-acquisition elimination                             --        (1,651)           --        (3,406)
------------------------------------------------------------------------------------------------------------
Total consolidated net sales to external
   Customers                                            $ 406,756     $ 407,841     $ 811,182     $ 821,918
------------------------------------------------------------------------------------------------------------

                                                              Quarters Ended             Six Months Ended
                                                                 June 30,                    June 30,
                                                                 --------                    --------
OPERATING INCOME INCLUDING SPECIAL CHARGES                   2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------
Total segment operating income                          $  77,009     $  76,897     $ 157,451     $ 158,369
Divested businesses not included in segments                   --          (959)           --         1,575
eFunds pre-acquisition elimination                             --           587            --         1,234
Unallocated holding company expenses                      (16,446)          337       (24,082)       (6,019)
------------------------------------------------------------------------------------------------------------
Total consolidated operating income                     $  60,563     $  76,862     $ 133,369     $ 155,159
------------------------------------------------------------------------------------------------------------

Holding company expenses consisted primarily of charges for certain liabilities that are not allocated to the segments.

                                                              Quarters Ended             Six Months Ended
                                                                 June 30,                    June 30,
                                                                 --------                    --------
DEPRECIATION AND AMORTIZATION EXPENSE                        2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------
Total segment depreciation and amortization
   Expense                                              $  22,987     $  19,628     $  44,972     $  38,633
Divested businesses not included in segments                   --           541            --         2,081
eFunds pre-acquisition elimination                             --           (49)           --          (143)
Unallocated holding company expense                            33            26            50            52
------------------------------------------------------------------------------------------------------------
Total consolidated depreciation and amortization
   Expense                                              $  23,020     $  20,146     $  45,022     $  40,623
------------------------------------------------------------------------------------------------------------

                                                                    June 30,
                                                                    --------
TOTAL ASSETS                                                    2000          1999
-----------------------------------------------------------------------------------
Total segment assets                                      $  947,238    $  778,182
Assets of divested businesses not included in
  Segments                                                        --        74,637
Unallocated holding company assets                            83,595       137,785
-----------------------------------------------------------------------------------
Total consolidated assets                                 $1,030,833    $  990,604
-----------------------------------------------------------------------------------

Unallocated holding company assets consist primarily of cash, investments and deferred tax assets relating to holding company activities.

                                                             Quarters Ended         Six Months Ended
                                                                June 30,                June 30,
                                                                --------                --------
CAPITAL PURCHASES                                           2000        1999        2000        1999
-----------------------------------------------------------------------------------------------------
Total segment capital purchases                         $ 21,891    $ 25,281    $ 42,774    $ 50,429
Divested businesses not included in segments                  --         711          --       1,293
eFunds pre-acquisition elimination                            --          --          --        (145)
Holding company capital purchases                             --           3          18          15
-----------------------------------------------------------------------------------------------------
Total consolidated capital purchases                    $ 21,891    $ 25,995    $ 42,792    $ 51,592
-----------------------------------------------------------------------------------------------------

Revenues are attributed to geographic areas based on the location of the assets and employees producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                              Net Sales to External Customers
                           Quarters Ended        Six Months Ended       Long-Lived Assets
                              June 30,               June 30,                June 30,
-------------------------------------------------------------------------------------------
                          2000        1999        2000        1999        2000        1999
                          ----        ----        ----        ----        ----        ----
United States         $402,242    $402,597    $802,748    $811,633    $265,993    $332,794
Foreign countries        4,514       5,244       8,434      10,285       6,358       5,163
-------------------------------------------------------------------------------------------
Total consolidated    $406,756    $407,841    $811,182    $821,918    $272,351    $337,957
-------------------------------------------------------------------------------------------

       ***13. In January 2000, the Company announced that its board of directors approved a plan to operate the Company's eFunds segment as a separate, independent, publicly traded company to be called eFunds. eFunds issued 5.5 million shares of its common stock to the public in June 2000. Subsequent to this initial public offering, the Company continues to own 40 million shares of eFunds common stock, representing 87.9% of eFunds' total outstanding common shares. Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($62.0 million, net of estimated offering expenses). The difference of $30.1 million between the net proceeds from the offering and the carrying amount of the Company's investment in eFunds was recorded as additional paid-in capital. The Company also recorded charges of $7.2 million for payments which must be made to certain officers of the Company under change of control and executive employment agreements. These charges are reflected in SG&A expense in the Company's consolidated statements of income for the quarter and six months ended June 30, 2000.

In October 2000, the Company announced that it plans to distribute all of its shares of eFunds common stock to its shareholders through a spin-off transaction rather than by an exchange offer, or split-off, as had been previously announced. The 40 million shares of eFunds common stock currently owned by the Company will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder will receive a fixed number of eFunds shares for each Deluxe share owned. Because the Company is planning to spin-off eFunds, the issuance of eFunds common stock in June 2000 was treated as a capital transaction under the guidance of SAB 51 (see
Note 1).

The Company's plans for a spin-off are subject to receiving confirmation from the IRS that the spin-off will be tax-free to the Company and to its shareholders for U.S. federal income tax purposes. The Company has the sole discretion to determine whether to proceed with the spin-off based on the best interests of the Company's shareholders and to determine the timing and other aspects of the transaction. Subject to these conditions, the Company plans to complete the spin-off by December 31, 2000. The Company has submitted a request to the IRS for confirmation that the spin-off will be tax-free to the Company and to its shareholders for U.S. federal income tax purposes. The Company cannot be certain when or whether it will receive this confirmation from the IRS, or that the distribution by the Company will be completed. If consummated, the Company would recognize the distribution of eFunds stock as a reduction of retained earnings and would reflect eFunds results of operations as discontinued operations in the Company's consolidated financial statements. If the Company does not complete the spin-off, it will continue to control eFunds and the Company and eFunds may not realize the anticipated benefits from the separation of the two companies.

In connection with the initial public offering of eFunds and the anticipated spin-off, the Company and eFunds have entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation. The agreements relate to matters such as consummation of the initial public offering and the distribution of eFunds stock, registration rights for the Company, intercompany loans, information technology consulting and business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, eFunds will compensate the Company for providing services and will negotiate for such services with third-parties at mutually agreed upon rates after the transition arrangements terminate. The transition period varies depending on the agreement, but many transition services will terminate upon completion of the distribution of eFunds stock. Some of the transition agreements may be extended beyond the initial transition period. Additionally, the Company has agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of the EBT and medical eligibility verification businesses prior to eFunds' initial public offering in June 2000, and from future losses on identified loss contracts in excess of the Company's $29.2 million accrual for contract losses as of April 30, 2000. The indemnification obligation does not apply to losses covered by the existing reserves. The maximum amount of litigation and contract losses for which the Company will indemnify eFunds is $14.6 million. After the spin-off, any indemnification payments will be recorded as other expense in the Company's consolidated statements of income. Prior to the spin-off, any indemnification payments will be treated as capital contributions.***

       14. Certain amounts in 1999 have been reclassified to conform with the 2000 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       *** In January 2000, we announced that our board of directors approved a plan to operate our eFunds segment as a separate, independent, publicly traded company to be called eFunds Corporation (eFunds). eFunds issued 5.5 million shares of its common stock to the public in June 2000. Subsequent to this initial public offering, we continue to own 40 million shares of eFunds common stock, representing 87.9% of eFunds' total outstanding common shares. A gain of $30.1 million was previously recognized during the second quarter of 2000 for the difference between the net proceeds from the offering and the carrying amount of our investment in eFunds. Our accounting policy is to recognize gains (or losses) arising from issuances of subsidiary stock in the statement of income for all issuances that meet the conditions of Staff Accounting Bulletin No. 51, ACCOUNTING FOR SALES OF STOCK BY A SUBSIDIARY (SAB 51), for statement of income treatment.

       In October 2000, subsequent to the issuance of our consolidated financial statements as of and for the quarter and six months ended June 30, 2000, we announced a plan to complete the separation of the eFunds segment by means of a spin-off rather than by an exchange offer, or split-off, as had previously been announced. The 40 million shares of eFunds common stock which we currently own will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder will receive a fixed number of eFunds shares for each Deluxe share owned. The spin-off is contingent upon obtaining confirmation from the Internal Revenue Service (IRS) that the spin-off will be tax-free to us and to our shareholders for U.S. federal income tax purposes. We have the sole discretion to determine whether to proceed with the spin-off based on the best interests of our shareholders and to determine the timing and other aspects of the transaction. Subject to these conditions, we plan to complete the spin-off by December 31, 2000. Because we are now planning to spin-off eFunds, the previous issuance of eFunds common stock no longer meets the conditions for gain recognition, and accordingly, the gain we recorded must be unwound and treated as a capital transaction under the guidance of SAB 51. Our financial statements have been revised to reflect this treatment for the issuance of eFunds common stock. See
Note 1 to the unaudited consolidated financial statements.***

Company Profile

       In January 2000, we announced that our board of directors approved a plan to combine our Electronic Payment Systems, Professional Services and Government Services segments into a separate, independent, publicly traded company called eFunds Corporation. As a result, we modified our management reporting in the first half of 2000 and restated our segment information for prior years to conform to the current operating structure which presents our business units as two operating segments based on the nature of the products and services offered by each: Paper Payment Systems and eFunds. Paper Payment Systems provides checks and related products to financial institutions, consumers and small businesses. eFunds provides transaction processing and risk management services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies and offers information technology consulting and business process management services both on a stand-alone basis and as a complement to its electronic payments business. In December 1999, we sold our collections business, which did not fit into our new business model. Our segments operate primarily in the United States. The eFunds segment also has some international operations.

       ***We have announced that we plan to complete the separation of eFunds by means of a spin-off rather than by an exchange offer, or split-off, as had been previously announced. The 40 million shares of eFunds common stock which we currently own will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder will receive a fixed number of eFunds shares for each Deluxe share owned. Our plans for a spin-off are subject to receiving confirmation from the IRS that the spin-off will be tax-free to us and to our shareholders for U.S. federal income tax purposes. We have the sole discretion to determine whether to proceed with the spin-off based on the best interests of our shareholders and to determine the timing and other aspects of the transaction. Subject to these conditions, we plan to complete the spin-off by December 31, 2000. We have submitted a request to the IRS for confirmation that the spin-off will be tax-free to us and to our shareholders for U.S. federal income tax purposes. We cannot be certain when or whether we will receive this confirmation from the IRS, or that the distribution will be completed. If consummated, we would recognize the distribution of eFunds stock as a reduction of retained earnings and would reflect eFunds results of operations as discontinued operations in our consolidated financial statements. If we do not complete the spin-off, we will continue to control eFunds and we and eFunds may not realize the anticipated benefits from the separation of the two companies.***


Results of Operations - Quarter and Six Months Ended June 30, 2000 Compared to the Quarter and Six Months Ended June 30, 1999

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

       eFunds net sales increased $28.4 million, or 39.1%, to $101.0 million in the second quarter of 2000 from $72.6 million in the second quarter of 1999. Net sales increased $60.8 million, or 43.3%, to $201.2 million in the first six months of 2000 from $140.4 million in the first six months of 1999. On a full year pro forma basis, taking into account our acquisition of the remaining 50% interest in HCL-Deluxe, N.V. in April 1999, net sales increased $26.4 million, or 35.3%, to $101.0 million in the second quarter of 2000 from $74.6 million in the second quarter of 1999 and $56.5 million, or 39.0%, to $201.2 million in the first six months of 2000 from $144.7 million in the first six months of 1999. These increases were due primarily to volume increases across virtually all product lines, except the electronic benefits transfer (EBT) portion of this segment, which experienced a slight decrease in revenues. Additionally, the segment initiated business process management and information technology consulting services for our Paper Payment Systems segment in 2000. Excluding intersegment sales on a pro forma basis, taking into account the HCL-Deluxe, N.V. acquisition in April 1999, eFunds net sales increased $12.6 million, or 17.2%, to $86.2 million in the second quarter of 2000 from $73.6 million in the second quarter of 1999 and increased $27.7 million, or 19.3%, to $170.8 million in the first six months of 2000 from $143.1 million in the first six months of 1999.

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

       ***SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE - SG&A expense increased $19.3 million, or 13.1%, to $166.0 million during the second quarter of 1999 from $146.7 million during the second quarter of 2000. SG&A expense increased $29.5 million, or 10.0%, to $325.9 million during the first six months of 2000 from $296.4 million during the first six months of 1999. As a percentage of net sales, SG&A expense increased to 40.8% during the second quarter of 2000 as compared to 36.0% during the second quarter of 1999 and increased to 40.2% during the first six months of 2000 as compared to 36.1% during the first six months of 1999. SG&A expense for the first six months of 2000 included net restructuring reversals of $1.6 million, charges of $7.2 million for payments due to certain officers under change of control and executive employment agreements, as well as additional charges of $3.2 million for administrative costs relating to the planned spin-off of the eFunds segment. SG&A expense for the first six months of 1999 included net restructuring reversals of $3.2 million. Additionally, the increase in SG&A expense was due to a number of other factors including the HCL-Deluxe, N.V. and Designer Checks acquisitions, as well as increased marketing and infrastructure expenses for new and existing products. These increases were partially offset by the sale of our collections business in December 1999. The collections business had $7.8 million and $17.0 million of SG&A expense in the second quarter and first six months of 1999, respectively.***

       Paper Payment Systems SG&A expense increased 11.9% in the second quarter of 2000 from the second quarter of 1999 and 11.5% for the first six months of 2000 from the first six months of 1999. This reflects increased spending on Internet commerce infrastructure and additional capabilities for new ventures, as well as increased marketing expenses for the direct checks business as it continues to emphasize new customer acquisition. Additionally, the segment experienced increased SG&A expense due to the acquisition of Designer Checks in February 2000. Partially offsetting these increases was the net reversal of $2.1 million of restructuring charges in the second quarter of 2000.

       eFunds SG&A expense increased 42.0% in the second quarter of 2000 from the second quarter of 1999 and 70.1% for the first six months of 2000 from the first six months of 1999. As a percentage of net sales, SG&A expense increased to 37.1% during the second quarter of 2000 compared to 36.3% during the second quarter of 1999 and increased to 37.9% during the first six months of 2000 compared to 31.9% during the first six months of 1999. These increases were due to several factors, including the acquisition of HCL-Deluxe, N.V. in April 1999, additional promotional advertising geared toward creating brand awareness, and infrastructure investments. Additionally, in the first quarter of 1999 the segment reversed $2.0 million of restructuring accruals from prior periods related to the decision to retain the international operations of this segment.

       ***OTHER INCOME (EXPENSE) - Other income decreased $5.6 million to expense of $4.8 million during the second quarter of 2000 from income of $0.8 million during the second quarter of 1999. Other income decreased $7.4 million to expense of $6.7 million during the first six months of 2000 from income of $0.7 million during the first six months of 1999. These decreases were due to higher interest expense and lower investment income, as well as the fact that results for the first six months of 1999 included the reversal of $2.1 million of reserves for legal proceedings and $2.3 million of restructuring reserves.***

       ***PROVISION FOR INCOME TAXES - Our effective tax rate for the second quarter and first six months of 2000 was 37.5% compared to 38.5% for the second quarter and first six months of 1999. The decrease was due primarily to lower state tax expense due to tax planning strategies.***

       ***NET INCOME - Net income for the second quarter of 2000 decreased $13.0 million, or 27.1%, to $34.8 million for the second quarter of 2000 from $47.8 million for the second quarter of 1999. Net income decreased $16.6 million, or 17.4%, to $79.2 million for the first six months of 2000 from $95.8 million for the first six months of 1999. Our improved gross margin was offset by increased SG&A expense related to Internet commerce spending and other infrastructure investments, increased marketing expenses within the direct checks and eFunds businesses and increased goodwill amortization due to acquisitions.***

Liquidity, Capital Resources and Financial Condition

       ***As of June 30, 2000, we had cash and cash equivalents of $91.2 million. We also had $6.3 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and supplied $28.7 million in restricted cash to a client who is a provider of ATM management and outsourcing services. We have agreed to make up to $35.0 million of cash available for this purpose. Our working capital on June 30, 2000 was a negative $106.2 million compared to a positive $14.1 million on December 31, 1999. The current ratio on June 30, 2000 and December 31, 1999 was 0.8 to 1 and 1.0 to 1, respectively. The decreases in working capital and the current ratio were primarily due to the fact that formerly long-term debt of $100.0 million is payable in February 2001. Thus, the debt is classified in current liabilities in the consolidated balance sheet at June 30, 2000. Cash provided by operations represents our primary source of working capital and the source for financing capital expenditures and paying cash dividends. We believe that cash generated from operations and our current credit facilities is sufficient to sustain our existing operations and our current level of growth.***

       Cash provided by operations was $100.9 million for the first six months of 2000, compared to $95.7 million for the first six months of 1999. The increase in 2000 was primarily due to the payment of $32.2 million in February 1999 resulting from a judgment in a lawsuit involving the eFunds segment and the increase in restricted cash in 1999. Partially offsetting these uses of cash in 1999 was a decrease in accounts receivable in 1999. As the result of a management plan to drive a reduction in accounts receivable and maximize working capital, we saw a significant decrease in accounts receivable in 1999 due to an increase in Automated Clearing House (ACH) processing of cash receipts within the Paper Payment Systems segment.

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


Outlook/Recent Developments

       ***In January 2000, we announced that our board of directors approved a plan to operate our eFunds segment as a separate, independent, publicly traded company to be called eFunds. eFunds issued 5.5 million shares of its common stock to the public in June 2000. Subsequent to this initial public offering, we continue to own 40 million shares of eFunds common stock, representing 87.9% of eFunds' total outstanding common shares. The difference of $30.1 million between the net proceeds from the offering and the carrying amount of our investment in eFunds was recorded as additional paid-in capital.

       In October 2000, we announced a plan to complete the separation of the eFunds segment by means of a spin-off rather than by an exchange offer, or split-off, as had previously been announced. The 40 million shares of eFunds common stock which we currently own will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder will receive a fixed number of eFunds shares for each Deluxe share owned. The spin-off is contingent upon obtaining confirmation from the IRS that the spin-off will be tax-free to us and to our shareholders for U.S. federal income tax purposes. We have the sole discretion to determine whether to proceed with the spin-off based on the best interests of our shareholders and to determine the timing and other aspects of the transaction. Subject to these conditions, we plan to complete the spin-off by December 31, 2000. Because we are planning to spin-off eFunds, the issuance of eFunds common stock in June 2000 was treated as a capital transaction under the guidance of SAB 51.

       If the spin-off is consummated, we would recognize the distribution of eFunds stock as a reduction of retained earnings and would reflect eFunds results of operations as discontinued operations in our consolidated financial statements. If we do not complete the spin-off, we will continue to control eFunds and we and eFunds may not realize the anticipated benefits from the separation of the two companies. We will incur additional costs associated with the spin-off of eFunds. These costs will be expensed in future periods.

       In connection with eFunds' initial public offering and the anticipated spin-off, we have entered into various agreements with eFunds that address the allocation of assets and liabilities between us and that define our relationship after the separation. The agreements relate to matters such as consummation of the initial public offering and the distribution of eFunds stock, our registration rights, intercompany loans, information technology consulting and business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, eFunds will compensate us for providing services and will negotiate for such services with third-parties at mutually agreed upon rates after the transition arrangements terminate. The transition period varies depending on the agreement, but many transition services will terminate upon completion of the distribution of eFunds stock. Some of the transition agreements may be extended beyond the initial transition period. Additionally, we have agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of the EBT and medical eligibility verification businesses prior to eFunds' initial public offering in June 2000, and from future losses on identified loss contracts in excess of our $29.2 million accrual for contract losses as of April 30, 2000. The indemnification obligation does not apply to losses covered by the existing reserves. The maximum amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. After the spin-off, any indemnification payments will be recorded as other expense in our consolidated statements of income. Prior to the spin-off, any indemnification payments will be treated as capital contributions.***

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Application of this SAB did not have a material impact on our reported operating results or financial position.

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

       ***Recent Strategic Initiatives. In January 2000, the Company announced that its Board of Directors approved a plan to operate its eFunds segment as a separate company to be called eFunds Corporation (eFunds). The Company has announced that it plans to complete the separation of eFunds by means of a spin-off rather than by an exchange offer, or split-off, as had been previously announced. The 40 million shares of eFunds common stock currently owned by the Company will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder will receive a fixed number of eFunds shares for each Deluxe share owned. The spin-off is contingent upon the Company receiving confirmation from the Internal Revenue Service that the spin-off will be tax-free to the Company and to its shareholders for U.S. federal income tax purposes, and no assurance can be given that such a confirmation will in fact be obtained. Additionally, the timing of the spin-off, if consummated, could have an adverse impact on the Company's ability to meet profitability and operating earnings targets. Once the spin-off occurs, the results of eFunds will no longer be included in the Company's consolidated results of operations.

       In addition, the Company will incur additional costs associated with the spin-off. These costs will be expensed in future periods and may adversely affect the Company's ability to achieve expected levels of profitability.***

       Acquisitions. The Company may also consider undertaking one or more significant acquisitions. A significant acquisition could result in future earnings dilution for the Company's shareholders. Acquisitions accounted for as a purchase transaction could also adversely affect the Company's reported future earnings due to the amortization of the goodwill and other intangibles associated with the purchase.

       ***Spin-off of eFunds. The Company has announced that it plans to complete the separation of eFunds by means of a spin-off rather than by an exchange offer, or split-off, as had been previously announced. The 40 million shares of eFunds common stock currently owned by the Company will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder will receive a fixed number of eFunds shares for each Deluxe share owned. The Company's plans for the spin-off are subject to receiving confirmation from the Internal Revenue Service that the spin-off will be tax-free to the Company and to its shareholders for U.S. federal income tax purposes. The Company has the sole discretion to determine whether to proceed with the spin-off based on the best interests of the Company's shareholders and to determine the timing and other aspects of the transaction. Subject to these conditions, the Company plans to complete the spin-off by December 31, 2000. The Company has submitted a request to the Internal Revenue Service for confirmation that the spin-off will be tax-free to the Company and to its shareholders for U.S. federal income tax purposes. The Company cannot be certain when or whether it will receive this confirmation from the Internal Revenue Service, or that the distribution by the Company will be completed. If consummated, the Company would recognize the distribution of eFunds stock as a reduction of retained earnings and would reflect eFunds results of operations as discontinued operations in the Company's consolidated financial statements. If the Company does not complete the spin-off, it will continue to control eFunds and the Company and eFunds may not realize the anticipated benefits from the separation of the two companies.***

       Consumer Privacy Protection. Laws and regulations relating to consumer privacy protection could harm the Company's ability to collect and use data, increase its operating costs or otherwise harm its business. There is an increasing public concern over consumer privacy rights. The Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. The new federal financial modernization law, known as the Gramm-Leach-Bliley Act, imposes significant new consumer information privacy requirements on a wide range of companies. The Gramm-Leach-Bliley Act requires covered companies to develop and implement policies to protect the security and confidentiality of consumers' nonpublic information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. The Gramm-Leach-Bliley Act also mandates government agencies to issue standards to implement these requirements. The Company's eFunds segment could experience increased costs in order to comply with any new standards. In addition, the Gramm-Leach-Bliley Act requires covered companies to give an opt-out notice to consumers before sharing consumer information with third parties. The opt-out notice requirement is subject to several exceptions, which the Company believes apply to its business. It is possible that new state or federal legislation or regulations could restrict or prohibit the Company's ability to collect and use some types of consumer information, which could have an adverse effect on its business.

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

       Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income for at least the next several years. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services, are in various stages of maturity or development and additional systems will likely be introduced. The Company primarily sells checks for personal and small business use and believes that there will continue to be a substantial demand for those checks for the foreseeable future. However, according to Company estimates, growth in total checks written by individuals and small businesses was flat in 1999. The rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for the Company's primary products.

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

Item 6. Exhibits and Reports on Form 8-K

       (a)    The following exhibits are filed as part of this report:


    Exhibit No.                 Description                     Method of Filing
    -----------                 -----------                     ----------------

       12.3      Amended Statement re: computation of ratios***  Filed herewith

       27.5      Amended Financial Data Schedule for the six
                 months ended June 30, 2000***                   Filed herewith

    No other exhibits were amended.

       (b)        Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELUXE CORPORATION
                                          (Registrant)


Date: October 26, 2000                 /s/ J. A. Blanchard III
                                       -----------------------------------
                                       J.A. Blanchard III, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


Date: October 26, 2000                 /s/ Lois M. Martin
                                       -----------------------------------
                                       Lois M. Martin
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

INDEX TO EXHIBITS


Exhibit No.                    Description                           Page Number
-----------                    -----------                           -----------

   12.3       Amended Statement re: computation of ratios***

   27.5       Amended Financial Data Schedule for the Six Months
              Ended June 30, 2000***

   No other exhibits were amended.