Form 10-Q
period 2000-09-30
DELUXE CORP
filed 2000-11-09
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending      September 30, 2000
                            ---------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number:            1-7945
                                   -----------------


                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                     41-0216800
------------------------------------------     ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3680 Victoria St., N. Shoreview, Minnesota               55126-2966
------------------------------------------     ---------------------------------
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

                                                             Yes __X__  No _____

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at October 26, 2000 was 72,555,533.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in Thousands)

                                                                                September 30,
                                                                                    2000         December 31,
                                                                                (Unaudited)          1999
                                                                                ------------     ------------
CURRENT ASSETS
Cash and cash equivalents                                                       $    111,666     $    140,465
Time deposit subject to compensating balance arrangement                              10,000               --
Restricted custodial cash                                                              4,837            3,429
Marketable securities                                                                 43,475           25,713
Trade accounts receivable, net of allowance for doubtful accounts of $4,246
      and $5,814, respectively                                                       131,330          115,775
Inventories:
    Raw material                                                                       2,803            3,110
    Semi-finished goods                                                                6,660            7,245
    Finished goods                                                                     1,052            1,261
Supplies                                                                              13,158           15,007
Deferred advertising                                                                  10,894           17,189
Deferred income taxes                                                                 19,108           14,206
Prepaid expenses and other current assets                                             37,971           75,349
                                                                                ------------     ------------
    Total current assets                                                             392,954          418,749
                                                                                ------------     ------------
LONG-TERM INVESTMENTS                                                                 65,267           40,846
RESTRICTED CASH                                                                       27,913           28,939
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements                                                            39,695           41,157
Buildings and building improvements                                                  158,241          165,028
Machinery and equipment                                                              416,076          448,445
                                                                                ------------     ------------
    Total                                                                            614,012          654,630
Less accumulated depreciation                                                        361,560          359,845
                                                                                ------------     ------------
    Property, plant, and equipment - net                                             252,452          294,785
INTANGIBLES
Cost in excess of net assets acquired - net                                          138,585           51,705
Internal use software - net                                                          174,693          142,465
Other intangible assets - net                                                         15,294           15,154
                                                                                ------------     ------------
    Total intangibles                                                                328,572          209,324
                                                                                ------------     ------------
        Total assets                                                            $  1,067,158     $    992,643
                                                                                ============     ============

                       DELUXE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)

                                                                             September 30,
                                                                                 2000          December 31,
                                                                              (Unaudited)          1999
                                                                             ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Accounts payable                                                        $     59,397      $     60,876
     Accrued liabilities:
          Wages, including vacation pay                                            54,040            54,228
          Employee profit sharing and pension                                      23,775            33,490
          Accrued income taxes                                                     44,576            28,405
          Accrued rebates                                                          27,158            28,281
          Accrued contract losses                                                  26,459            20,599
          Other                                                                    89,474           111,330
     Short-term debt                                                               29,941            63,100
     Long-term debt due within one year                                           102,802             4,357
                                                                             ------------      ------------
           Total current liabilities                                              457,622           404,666
                                                                             ------------      ------------
LONG-TERM DEBT                                                                     12,770           115,542
DEFERRED INCOME TAXES                                                              46,623            46,322
OTHER LONG-TERM LIABILITIES                                                         9,183             8,805
MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY                                      34,435                --
SHAREHOLDERS' EQUITY
    Common shares - $1 par value (authorized 500,000,000 shares; issued:
       2000 - 72,451,816 shares; 1999 - 72,019,898 shares)                         72,452            72,020
     Additional paid-in capital                                                    41,997                --
     Retained earnings                                                            393,777           346,617
     Unearned compensation                                                             --               (47)
     Accumulated other comprehensive income                                        (1,701)           (1,282)
                                                                             ------------      ------------
         Shareholders' equity                                                     506,525           417,308
                                                                             ------------      ------------
                Total liabilities and shareholders' equity                   $  1,067,158      $    992,643
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
                                   (Unaudited)

                                                       Quarter Ended                Nine Months Ended
                                                       September 30,                  September 30,
                                                       -------------                  -------------
                                                   2000            1999            2000            1999
                                                   ----            ----            ----            ----
NET SALES                                      $   404,947     $   417,114     $ 1,216,129     $ 1,239,033
Cost of sales                                      175,179         187,453         527,072         557,791
                                               -----------     -----------     -----------     -----------
GROSS MARGIN                                       229,768         229,661         689,057         681,242

Selling, general and administrative expense        152,543         156,296         478,462         452,718
                                               -----------     -----------     -----------     -----------

Income from operations                              77,225          73,365         210,595         228,524

OTHER INCOME (EXPENSE)
Minority interest in subsidiary earnings              (470)             --            (470)             --
Interest expense                                    (3,206)         (2,164)        (10,455)         (5,623)
Other income                                         5,486           6,483           6,025          10,606
                                               -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                          79,035          77,684         205,695         233,507

PROVISION FOR INCOME TAXES                          29,638          28,627          77,136          88,638
                                               -----------     -----------     -----------     -----------

NET INCOME                                     $    49,397     $    49,057     $   128,559     $   144,869
                                               ===========     ===========     ===========     ===========

NET INCOME PER SHARE - BASIC                   $      0.68     $      0.65     $      1.78     $      1.86
NET INCOME PER SHARE - DILUTED                 $      0.68     $      0.65     $      1.78     $      1.85

CASH DIVIDENDS PER COMMON SHARE                $      0.37     $      0.37     $      1.11     $      1.11


See Notes to Unaudited Consolidated Financial Statements

                       DELUXE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                               2000            1999
                                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $   128,559     $   144,869
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                             33,248          41,026
       Amortization of intangibles                                                              37,078          20,785
       Asset impairment charges                                                                     --             267
       Stock purchase discount                                                                   2,184           3,640
       Minority interest in earnings of subsidiary                                                 470              --
       Deferred income tax                                                                      (4,797)             --
       Changes in assets and liabilities, net of effects from acquisitions and sales of businesses:
             Restricted cash                                                                      (382)        (19,747)
             Trade accounts receivable                                                         (14,965)         10,321
             Inventories                                                                         2,124           2,559
             Accounts payable                                                                   (1,805)          2,757
             Other assets and liabilities                                                       11,053         (67,508)
                                                                                           -----------     -----------
                  Net cash provided by operating activities                                    192,767         138,969
                                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of marketable securities with maturities of more than 3 months               7,627          19,763
Purchases of marketable securities with maturities of more than 3 months                       (25,000)        (17,915)
Purchases of capital assets                                                                    (68,613)        (78,722)
Payments for acquisitions, net of cash acquired                                               (115,991)        (35,666)
Net proceeds from sales of businesses, net of cash sold                                             --          25,106
Proceeds from sales of capital assets                                                           14,841          50,824
Loans to others                                                                                 32,500         (32,500)
Investment in time deposit to establish loan guarantee collateral                              (10,000)             --
Other                                                                                           (6,705)          2,636
                                                                                           -----------     -----------
                  Net cash used in investing activities                                       (171,341)        (66,474)
                                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from short-term debt                                                   (33,591)          1,376
Payments on long-term debt                                                                      (2,146)         (9,554)
Net proceeds from issuance of subsidiary stock                                                  64,459              --
Payments to retire common stock                                                                 (1,093)       (216,745)
Proceeds from issuing stock under employee plans                                                 6,547          25,712
Cash dividends paid to shareholders                                                            (80,274)        (86,385)
                                                                                           -----------     -----------
                  Net cash used in financing activities                                        (46,098)       (285,596)
                                                                                           -----------     -----------

NET CASH USED BY CERTAIN INTERNATIONAL OPERATIONS DURING DECEMBER 1999 (SEE
   NOTE 10)                                                                                     (4,127)             --
                                                                                           -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (28,799)       (213,101)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               140,465         268,389
                                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $   111,666     $    55,288
                                                                                           ===========     ===========

See Notes to Unaudited Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1. The consolidated balance sheet as of September 30, 2000, the consolidated statements of income for the quarters and nine months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. The amount reflected as minority interest in net assets of subsidiary on the Company's consolidated balance sheet as of September 30, 2000, and the amounts reflected as minority interest in earnings of subsidiary on the Company's consolidated statements of income for the quarter and nine months ended September 30, 2000, represent the minority shareholders' proportionate share of the equity and net earnings, respectively, of eFunds Corporation. In the opinion of management, all adjustments necessary for a fair presentation of the Company's consolidated financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the Company's consolidated audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     2. The Company's total comprehensive income for the quarters ended September 30, 2000 and 1999 was $49.3 million and $49.6 million, respectively. Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $128.1 million and $144.1 million, respectively. The Company's total comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

     3. The following table reflects the calculation of basic and diluted earnings per share (dollars and shares outstanding in thousands, except per share amounts):

                                                 Quarter Ended           Nine Months Ended
                                                 September 30,             September 30,
                                                 -------------             ------------

                                               2000         1999        2000         1999
-------------------------------------------------------------------------------------------
Net income per share-basic:
  Net income                                $ 49,397     $ 49,057     $128,559     $144,869
  Weighted average shares outstanding         72,391       75,588       72,265       77,835
-------------------------------------------------------------------------------------------
  Net income per share-basic                $   0.68     $   0.65     $   1.78     $   1.86
===========================================================================================

Net income per share-diluted:
  Net income                                $ 49,397     $ 49,057     $128,559     $144,869
-------------------------------------------------------------------------------------------
  Weighted average shares outstanding         72,391       75,588       72,265       77,835
  Dilutive impact of options                      77          398           74          316
  Shares contingently issuable                    12           27            7           19
-------------------------------------------------------------------------------------------
  Weighted average shares and potential
    dilutive shares outstanding               72,480       76,013       72,346       78,170
-------------------------------------------------------------------------------------------
  Net income per share-diluted              $   0.68     $   0.65     $   1.78     $   1.85
===========================================================================================


     4. As of September 30, 2000, the Company had committed lines of credit for $450.0 million available for borrowing and as support for commercial paper. The average amount drawn on these lines during the first nine months of 2000 was $25.0 million at a weighted-average interest rate of 6.26%. As of September 30, 2000, no amounts were outstanding under these lines of credit. The average amount drawn on these lines during 1999 was $39.8 million at a weighted-average interest rate of 6.39%. As of December 31, 1999, $60.0 million was outstanding under these lines of credit at an interest rate of 6.39%. As of September 30, 2000, the Company had $25.0 million of commercial paper outstanding at an interest rate of 6.54%. The average amount of commercial paper outstanding during the first nine months of 2000 was $6.2 million at a weighted-average interest rate of 6.57%. No commercial paper was issued during 1999.

     The Company also had a $10.0 million credit facility, denominated in Indian rupees, available to its Indian operations at the lender's prime interest rate. Borrowings under this facility are due on demand. This facility is guaranteed by the Company and this guarantee is collateralized by a $10.0 million time deposit account maintained by the Company with the lending bank. The maturity date of this deposit is December 28, 2000, at which time the collateral may be renewed or replaced by agreement of both parties. The average amount drawn on this credit facility during the first nine months of 2000 was $4.6 million at a weighted-average interest rate of 15.77%. As of September 30, 2000, $4.9 million was outstanding at an interest rate of 15.77%. The average amount drawn on this credit facility during 1999 was $2.7 million at a weighted-average interest rate of 15.81%. As of December 31, 1999, $3.1 million was outstanding at an interest rate of 15.81%.

     The Company had uncommitted bank lines of credit of $40.0 million available at variable interest rates. The average amount drawn on these lines of credit during the first nine months of 2000 was $44 thousand at a weighted-average interest rate of 6.38%. The average amount drawn on these lines of credit during 1999 was $1.5 million at a weighted-average interest rate of 5.12%. As of September 30, 2000 and December 31, 1999, no amounts were outstanding under these lines of credit.

     The Company has a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of September 30, 2000 and December 31, 1999, no such notes were issued or outstanding.

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

     6. During the third quarter of 1999, the Company entered into a $42.5 million sale-leaseback transaction whereby the Company sold five existing facilities in Shoreview, Minnesota and leased back three of these facilities for periods ranging from five to 10 years. Of the related leases, two were classified as operating leases and one was classified as a capital lease. An asset of $11.6 million was recorded for the capital lease and is reflected in buildings and building improvements in the consolidated balance sheets as of September 30, 2000 and December 31, 1999. The result of this sale was a $17.1 million gain, of which $10.6 million was deferred and is being amortized over the lease terms in the case of the operating leases and over the life of the capital asset in the case of the capital lease. $7.1 million and $8.7 million of the deferred gain is reflected in other long-term liabilities in the September 30, 2000 and December 31, 1999 consolidated balance sheets, respectively. The Company provided short-term financing for $32.5 million of the proceeds from this sale. This amount was reflected in prepaid expenses and other current assets in the December 31, 1999 consolidated balance sheet and was reflected as loans to others in the consolidated statement of cash flows for the nine months ended September 30, 1999. The loan was paid in full in January 2000.

     7. The Company's consolidated balance sheets reflect restructuring accruals of $5.1 million and $15.1 million as of September 30, 2000 and December 31, 1999, respectively, for employee severance costs and $1.1 million as of December 31, 1999, for estimated losses on asset dispositions.

     During the second quarter of 2000, the Company recorded restructuring charges of $1.4 million. These charges primarily related to the Paper Payment Systems segment's transfer of certain data entry functions to the eFunds segment and administrative reductions within the eFunds segment and assumed the termination of approximately 185 employees, 30 of which were employed with the eFunds segment. Additionally, the Company reversed $3.0 million of restructuring charges relating to the Company's initiative to reduce selling, general and administrative (SG&A) expense. This was due to higher attrition than anticipated and the reversal of "early termination" payments to a group of employees. Under the Company's severance program, employees are provided 60 days notice prior to being terminated. In certain situations, the Company asks the employees to leave immediately because they may have access to crucial infrastructure or information. In these cases, severance includes this additional amount. In certain situations, management decided to keep employees working for the 60 day period and thus, a reduction in the restructuring reserves was required since this pay was no longer severance, but an operating expense. These new restructuring charges and reversals are reflected in SG&A expense in the Company's consolidated statement of income for the nine months ended September 30, 2000.

     During the first quarter of 1999, restructuring accruals of $2.0 million were reversed. These reversals related to the Company's decision in 1999 to retain the international operations of its eFunds segment. During the second quarter of 1999, restructuring accruals of $4.2 million were reversed. These amounts related to the Company's initiative to reduce SG&A expense and to discontinue production of direct mail products. The excess accrual occurred and was reversed when the Company determined that it was able to use a greater portion of the direct mail production assets in its ongoing operations than was originally anticipated. Additionally, excess accruals resulted from changes in the SG&A expense reduction initiative due to the plan announced in April 1999 to reorganize the Company into four independently operated business units. Also during the second quarter of 1999, the Company recorded restructuring accruals of $0.8 million for employee severance and $0.8 million for estimated losses on asset dispositions related to the planned closing of one collections office and planned employee reductions in another collections office within the Company's collections business which was sold in December 1999. These accrual reversals and the new restructuring accruals are reflected in the Company's consolidated statement of income for the nine months ended September 30, 1999 as cost of sales expense of $0.9 million, a reduction in SG&A expense of $3.2 million and other income of $2.3 million.

     The cumulative activity for the severance portion of the Company's restructuring accruals as of September 30, 2000 is as follows (dollars in millions):

                                      SG&A Reductions     Collection Ctr
                   Check Printing      & Direct Mail         Closing/           Data Entry          eFunds
                  Plant Closings(1)    Production(2)        Reductions           Transfer          Reductions          Total
                  -----------------    -------------        ----------           --------          ----------          -----
                   No. of             No. of             No. of              No. of              No. of            No. of
                 employees          employees          employees           employees           employees         employees
                  affected  Amount   affected  Amount   affected   Amount   affected   Amount   affected  Amount  affected   Amount
                  --------  ------   --------  ------   --------   ------   --------   ------   --------  ------  --------   ------
Original accrual   4,970    $ 68.0      860    $ 21.2        70    $ 0.8       155     $ 0.9       30     $ 0.4     6,085    $ 91.3

Severance paid    (4,295)    (59.6)    (440)    (10.8)      (70)    (0.7)      (95)     (0.5)     (12)     (0.2)   (4,912)    (71.8)

Adjustments to
accrual             (545)     (5.9)    (330)     (8.4)       --     (0.1)       --        --       --        --      (875)    (14.4)
                 -------------------------------------------------------------------------------------------------------------------
Balance,
September 30,
2000                 130    $  2.5       90    $  2.0        --    $  --        60     $ 0.4       18     $ 0.2       298    $  5.1
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

     The majority of the remaining severance costs are expected to be paid by early 2001 with cash generated from the Company's operations.

     The remaining accrual for estimated losses on asset dispositions as of December 31, 1999 related to charges recorded in 1996 and 1998 for plans to close financial institution check printing plants. These plant closures were completed during the first quarter of 2000. Through September 30, 2000, losses of $15.0 million on the disposition of the assets of these plants were applied against the restructuring reserves.

     8. In February 2000, the Company acquired all of the outstanding shares of Designer Checks for $97.0 million in cash. Designer Checks produces specialty design checks and related products for direct sale to consumers and is included in the Company's Paper Payment Systems segment. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to its acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of purchase. Total cost in excess of net assets acquired in the amount of $88.8 million is being amortized over 15 years. The effect of this acquisition was not material to the operations or financial position of the Company.

     9. In March 2000, the Company paid cash of $20.0 million for an approximately 24% interest in a limited liability company that provides automated teller machine (ATM) management services. This investment is being accounted for under the equity method of accounting and is included in other long-term investments in the Company's consolidated balance sheet as of September 30, 2000. The difference of $20.0 million between the carrying value of the investment and the underlying equity in the net assets of the limited liability company is being accounted for in the same manner as goodwill and is being amortized over 15 years. The Company's consolidated financial statements reflect the impact of this investment subsequent to its acquisition date in other income (expense) within the Company's eFunds segment.

     The Company has agreed to make up to $35.0 million of cash available for supplying ATMs managed by the limited liability company and had supplied $27.9 million of cash for this purpose as of September 30, 2000. This cash is classified as long-term restricted cash on the Company's consolidated balance sheet. The Company has also agreed to guarantee equipment leases of up to $3.0 million face value for Canadian customers of the limited liability company and has indicated that, subject to the mutual agreement of the parties upon definitive terms and conditions, the Company would be willing to work towards an arrangement under which it would loan the limited liability company up to $12.0 million to enable it to undertake mutually agreed-upon acquisitions.

     10. Effective January 1, 2000, certain of the international operations of the eFunds segment which had previously reported their results of operations and financial position on a one-month lag, changed their reporting dates to coincide with the rest of the Company's subsidiaries. This change, which was made in conjunction with the implementation of the Company's central accounting and financial reporting system, will reflect the financial results of these operations on a more timely basis and will improve operating and planning efficiencies. The results of operations for this portion of the eFunds segment for the month of December 1999 were excluded from the Company's consolidated statements of income and were reflected as an adjustment to retained earnings during the first quarter of 2000. These operations generated a net loss of $1.1 million in the month of December 1999.

     11. During the second quarter of 2000, the Company recorded net charges of $9.7 million for additional expected future losses on the contracts of the eFunds segment's EBT business. This amount is reflected in cost of sales in the Company's consolidated statement of income for the nine months ended September 30, 2000. In April 2000, the Company completed negotiations with the prime contractor for a state coalition for which the Company provides EBT services. Prior to this, the Company and the prime contractor were operating without a binding, legally enforceable contract. The Company increased its accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that the Company now had a definitive agreement with this contractor. Although the Company believed that it did not have a legal obligation to provide services to this coalition, the states included in this coalition did not have alternate means of delivering benefits under their entitlement programs. As a result, the Company believed it could not terminate the provision of services during its contract negotiations with the prime contractor because any unilateral decision to do so would have subjected the Company to a substantial risk of litigation by the coalition states, as well as potential claims by the prime contractor. The execution of the contract allowed the Company to avoid the possibility that its future losses associated with the provision of these services would be larger than the charge the Company recorded if the prime contractor ultimately prevailed on all of the points pursued by it during negotiations. Partially offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals. These reversals resulted from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses.

     12. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which provides guidance on accounting for derivatives and hedge transactions. This statement is effective for the Company on January 1, 2001. The Company anticipates that the effect of this pronouncement will not have a material impact on the Company's reported operating results or financial position.

     13. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Application of this SAB did not have a material impact on the Company's reported operating results or financial position.

     14. In January 2000, the Company announced that its board of directors approved a plan to combine its Electronic Payment Systems, Professional Services and Government Services segments into a separate, independent, publicly traded company called eFunds Corporation (eFunds). As a result, the Company modified its internal management reporting in the first half of 2000 and restated its segment information for prior years to conform to the current operating structure which presents the business units as two operating segments based on the nature of the products and services offered by each: Paper Payment Systems and eFunds. Paper Payment Systems provides checks and related products to financial institutions, consumers and small businesses. eFunds provides transaction processing, ATM outsourcing services, decision support and risk management products and services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies and offers information technology consulting and business process management services both on a stand-alone basis and as a complement to its electronic payments business. In December 1999, the Company sold its collections business. The results of this business are not included in the Company's segment information, but are included in the Company's reconciliations to consolidated amounts. The Company's segments operate primarily in the United States. The eFunds segment also has some international operations.

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

     Prior to the Company's acquisition of the remaining 50% interest in HCL-Deluxe, N.V. in April 1999, the results of this business were recorded under the equity method of accounting. As such, the Company recorded its 50% ownership of the joint venture's results of operations prior to the acquisition in other expense in the consolidated statements of income. To be consistent with internal management reporting, the entire results of the joint venture for the pre-acquisition period are reflected in the business segment information for the eFunds segment as if the business had been a consolidated entity.

     Segment information for the quarter and nine months ended September 30, 2000 and 1999 is as follows (dollars in thousands):

QUARTER ENDED                                 PAPER PAYMENT                       TOTAL
SEPTEMBER 30, 2000                               SYSTEMS           eFUNDS        SEGMENTS
---------------------------------------------------------------------------------------------
Net sales to external customers                $  314,581       $   90,366      $  404,947
Intersegment sales                                     --           13,637          13,637
Operating income excluding special
   charges                                         77,208            7,717          84,925
Special charges                                        --            1,338           1,338
Operating income including special
   charges                                         77,208            6,379          83,587
EBITDA                                             95,649           14,132         109,781
Depreciation and amortization expense              17,523            7,719          25,242
Segment assets                                    541,396          406,553         947,949
Capital purchases                                  13,890           11,912          25,802
---------------------------------------------------------------------------------------------

QUARTER ENDED                                 PAPER PAYMENT                       TOTAL
SEPTEMBER 30, 1999                               SYSTEMS          eFUNDS         SEGMENTS
---------------------------------------------------------------------------------------------
Net sales to external customers                $  311,519       $   77,419      $  388,938
Intersegment sales                                     --            2,476           2,476
Operating income excluding special
   charges                                         76,069            1,331          77,400
Special charges                                        --               --              --
Operating income including special
   charges                                         76,069            1,331          77,400
EBITDA                                             92,962            4,232          97,194
Depreciation and amortization expense              15,391            5,771          21,162
Segment assets                                    512,586          266,305         778,891
Capital purchases                                  16,842            9,345          26,187
---------------------------------------------------------------------------------------------

NINE MONTHS ENDED                             PAPER PAYMENT                       TOTAL
SEPTEMBER 30, 2000                               SYSTEMS          eFUNDS         SEGMENTS
---------------------------------------------------------------------------------------------
Net sales to external customers                $  954,979       $  261,150      $1,216,129
Intersegment sales                                     --           44,078          44,078
Operating income excluding special
   charges                                        235,396           17,426         252,822
Special (recoveries) charges                       (2,128)          13,912          11,784
Operating income including special
   charges                                        237,524            3,514         241,038
EBITDA                                            286,459           24,587         311,046
Depreciation and amortization expense              49,063           21,152          70,215
Segment assets                                    541,396          406,553         947,949
Capital purchases                                  40,642           27,935          68,577
---------------------------------------------------------------------------------------------

NINE MONTHS ENDED                             PAPER PAYMENT                       TOTAL
SEPTEMBER 30, 1999                               SYSTEMS          eFUNDS         SEGMENTS
---------------------------------------------------------------------------------------------
Net sales to external customers                $  927,178       $  220,525      $1,147,703
Intersegment sales                                     --            4,118           4,118
Operating income excluding special
   charges                                        228,274            8,393         236,667
Special charges                                        --              898             898
Operating income including special
   charges                                        228,274            7,495         235,769
EBITDA                                            270,478           23,265         293,743
Depreciation and amortization expense              43,069           16,726          59,795
Segment assets                                    512,586          266,305         778,891
Capital purchases                                  50,553           26,063          76,616
---------------------------------------------------------------------------------------------

     Segment information reconciles to consolidated amounts as follows (dollars in thousands):

                                                               Quarter Ended               Nine Months Ended
                                                               September 30,                 September 30,
                                                               -------------                 -------------
NET SALES TO EXTERNAL CUSTOMERS                             2000           1999           2000           1999
-----------------------------------------------------------------------------------------------------------------
Total segment net sales to external customers           $   404,947    $   388,938    $ 1,216,129    $ 1,147,703
Divested businesses not included in segments                     --         28,176             --         94,736
eFunds pre-acquisition elimination                               --             --             --         (3,406)
-----------------------------------------------------------------------------------------------------------------
Total consolidated net sales to external
   customers                                            $   404,947    $   417,114    $ 1,216,129    $ 1,239,033
-----------------------------------------------------------------------------------------------------------------

                                                       Quarter Ended               Nine Months Ended
                                                       September 30,                 September 30,
                                                       -------------                 -------------
OPERATING INCOME INCLUDING SPECIAL CHARGES          2000           1999           2000           1999
--------------------------------------------------------------------------------------------------------
Total segment operating income                  $   83,587     $   77,400     $  241,038     $  235,769
Divested businesses not included in segments            --           (597)            --            978
eFunds pre-acquisition elimination                      --             --             --          1,234
Unallocated holding company expenses                (6,362)        (3,438)       (30,443)        (9,457)
--------------------------------------------------------------------------------------------------------
Total consolidated operating income             $   77,225     $   73,365     $  210,595     $  228,524
--------------------------------------------------------------------------------------------------------

     Holding company expenses consisted primarily of charges for certain liabilities that are not allocated to the segments.

                                                        Quarter Ended           Nine Months Ended
                                                        September 30,             September 30,
                                                        -------------             -------------
DEPRECIATION AND AMORTIZATION EXPENSE                 2000         1999         2000         1999
----------------------------------------------------------------------------------------------------
Total segment depreciation and amortization
   expense                                         $  25,242    $  21,162    $  70,215    $  59,795
Divested businesses not included in segments              --           --           --        2,081
eFunds pre-acquisition elimination                        --           --           --         (143)
Unallocated holding company expense                       62           26          111           78
----------------------------------------------------------------------------------------------------
Total consolidated depreciation and amortization
   expense                                         $  25,304    $  21,188    $  70,326    $  61,811
----------------------------------------------------------------------------------------------------

                                                                 September 30,
                                                                 -------------
TOTAL ASSETS                                                  2000          1999
-----------------------------------------------------------------------------------
Total segment assets                                      $  947,949    $  778,891
Assets of divested businesses not included in
  segments                                                        --        87,838
Unallocated holding company assets                           119,209       141,834
-----------------------------------------------------------------------------------
Total consolidated assets                                 $1,067,158    $1,008,563
-----------------------------------------------------------------------------------

     Unallocated holding company assets consist primarily of cash, investments and deferred tax assets relating to holding company activities.

                                                             Quarter Ended           Nine Months Ended
                                                             September 30,             September 30,
                                                             -------------             -------------
CAPITAL PURCHASES                                          2000         1999         2000         1999
---------------------------------------------------------------------------------------------------------
Total segment capital purchases                         $  25,802    $  26,187    $  68,577    $  76,616
Divested businesses not included in segments                   --          920           --        2,212
eFunds pre-acquisition elimination                             --           --           --         (145)
Holding company capital purchases                              19           23           36           39
---------------------------------------------------------------------------------------------------------
Total consolidated capital purchases                    $  25,821    $  27,130    $  68,613    $  78,722
---------------------------------------------------------------------------------------------------------

     Revenues are attributed to geographic areas based on the location of the assets and employees producing the revenues. The Company's operations by geographic area are as follows (dollars in thousands):

                                 NET SALES TO EXTERNAL CUSTOMERS
                            Quarter Ended             Nine Months Ended          LONG-LIVED ASSETS
                            September 30,               September 30,              September 30,
-------------------------------------------------------------------------------------------------------
                         2000          1999          2000          1999          2000          1999
                         ----          ----          ----          ----          ----          ----
United States         $  400,676    $  411,997    $1,203,424    $1,223,630    $  245,600    $  310,790
Foreign countries          4,271         5,117        12,705        15,403         6,852         5,595
-------------------------------------------------------------------------------------------------------
Total consolidated    $  404,947    $  417,114    $1,216,129    $1,239,033    $  252,452    $  316,385
-------------------------------------------------------------------------------------------------------

     15. In January 2000, the Company announced that its board of directors approved a plan to operate the Company's eFunds segment as a separate, independent, publicly traded company to be called eFunds Corporation. eFunds issued 5.5 million shares of its common stock to the public in June 2000. Prior to the initial public offering (IPO), the Company owned 40 million, or 100%, of eFunds' total outstanding shares. Subsequent to the IPO, the Company continues to own 40 million shares of eFunds common stock, representing 87.9% of eFunds' total outstanding common shares. Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($64.5 million, net of offering expenses). The difference of $30.5 million between the net proceeds from the offering and the carrying amount of the Company's investment in eFunds was recorded as additional paid-in capital. The Company also recorded charges of $7.2 million for payments which must be made to certain officers of the Company under change of control and executive employment agreements. These charges are reflected in SG&A expense in the Company's consolidated statement of income for the nine months ended September 30, 2000.

     In October 2000, the Company announced that it plans to distribute all of its shares of eFunds common stock to its shareholders through a spin-off transaction rather than by an exchange offer, or split-off, as had been previously announced. The 40 million shares of eFunds common stock currently owned by the Company will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder will receive a fixed number of eFunds shares for each Deluxe share owned. Because the Company is planning to spin-off eFunds, the issuance of eFunds common stock in June 2000 was treated as a capital transaction under the guidance of Staff Accounting Bulletin No. 51, ACCOUNTING FOR SALES OF STOCK BY A SUBSIDIARY.

     The Company's plans for a spin-off are subject to receiving confirmation from the Internal Revenue Service (IRS) that the spin-off will be tax-free to the Company and to its shareholders for U.S. federal income tax purposes. The Company has the sole discretion to determine whether to proceed with the spin-off and to determine the timing and other aspects of the transaction. Subject to these conditions, the Company plans to complete the spin-off on or before December 31, 2000. The Company has submitted a request to the IRS for confirmation that the spin-off will be tax-free to the Company and to its shareholders for U.S. federal income tax purposes. The Company cannot be certain when or whether it will receive this confirmation from the IRS, or that the distribution by the Company will be completed. If consummated, the Company would recognize the distribution of eFunds stock as a reduction of retained earnings and would reflect eFunds results of operations as discontinued operations in the Company's consolidated financial statements. If the Company does not complete the spin-off, it will continue to control eFunds and the Company and eFunds may not realize the anticipated benefits from the separation of the two companies.

     In connection with the eFunds' IPO and the planned spin-off, the Company and eFunds have entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation. The agreements relate to matters such as consummation of the IPO and the distribution of eFunds stock, registration rights for the Company, intercompany loans, information technology consulting, business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, eFunds will compensate the Company for providing services and will negotiate for third-party rates after the transition arrangements terminate. The transition period varies depending on the agreement, but many transition services will terminate upon the distribution of eFunds stock. Some of the transition agreements may be extended beyond the initial transition period. Additionally, the Company has agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of the EBT and medical eligibility verification businesses prior to eFunds' IPO in June 2000, and from future losses on identified loss contracts in excess of the Company's $29.2 million accrual for contract losses as of April 30, 2000. The indemnification obligation does not apply to losses covered by the existing reserves. The maximum amount of litigation and contract losses for which the Company will indemnify eFunds is $14.6 million. Prior to the spin-off, any indemnification payments to eFunds will be treated as capital contributions. After the spin-off, any indemnification payments to eFunds will be recorded as other expense in the Company's consolidated statements of income. Through September 30, 2000, no such indemnification payments have been made.

     16. In August 2000, the Company announced an e-commerce growth strategy that is intended to leverage the Company's personalization and information management competencies from its core check printing business into other profitable revenue growth opportunities. The first outcome of this strategy was PlaidMoon.com, an Internet-based business concept that allowed consumers to design and purchase personalized items. In October 2000, the Company announced that it is repositioning its PlaidMoon.com business concept within its Paper Payment Systems segment. Instead of being a stand-alone business as had been planned, PlaidMoon.com will be folded into existing businesses. The PlaidMoon.com web site will be inactive while it is being repositioned. The Company is currently evaluating to what extent the long-lived assets and employees of this business will be utilized by the Company's Paper Payment Systems segment. It is possible that this evaluation could result in asset impairment and restructuring charges in the fourth quarter of 2000.

     17. In October 2000, the Company announced that by the beginning of 2001 it will begin outsourcing the eFunds segment's consumer voice inquiry operations relating to Chex Systems records. Approximately 300 eFunds employees are impacted by this decision. Although some of these employees may not find other positions within eFunds, the Company does not expect to record a significant restructuring charge in the fourth quarter of 2000 as a result of this initiative.

     18. Certain prior period amounts have been reclassified to conform with the current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

     We have organized our businesses into two operating segments based on the nature of the products and services offered by each: Paper Payment Systems and eFunds. Paper Payment Systems provides checks and related products to financial institutions, consumers and small businesses. eFunds provides transaction processing, automated teller machine (ATM) outsourcing services, decision support and risk management products and services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies and offers information technology consulting and business process management services both on a stand-alone basis and as a complement to its electronic payments business. In December 1999, we sold our collections business, NRC Holding Corporation and its subsidiaries. Our segments operate primarily in the United States. The eFunds segment also has some international operations.

     In January 2000, we announced that our board of directors approved a plan to combine the businesses within the eFunds segment into a separate, independent, publicly traded company called eFunds Corporation. eFunds issued
5.5 million shares to the public in June 2000. Prior to this initial public offering (IPO), we owned 40 million, or 100%, of eFunds' total outstanding shares. Subsequent to the IPO, we continue to own 40 million eFunds shares, representing 87.9% of eFunds' total outstanding shares. eFunds' proceeds from the IPO totaled $71.5 million ($64.5 million, net of offering expenses).

     In October 2000, we announced that we plan to distribute all of our shares of eFunds common stock to our shareholders through a spin-off transaction rather than by an exchange offer, or split-off, as had been previously announced. The 40 million shares of eFunds common stock which we currently own will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder will receive a fixed number of eFunds shares for each Deluxe share owned. Our plans for a spin-off are subject to confirmation from the Internal Revenue Service (IRS) that the spin-off will be tax-free to us and to our shareholders for U.S. federal income tax purposes. We have the sole discretion to determine whether to proceed with the spin-off and to determine the timing and other aspects of the transaction. Subject to these conditions, we plan to complete the spin-off on or before December 31, 2000. We have submitted a request to the IRS for confirmation that the spin-off will be tax-free to us and to our shareholders for U.S. federal income tax purposes. We cannot be certain when or whether we will receive this confirmation from the IRS, or that the distribution will be completed. If consummated, we would recognize the distribution of eFunds stock as a reduction of retained earnings and would reflect eFunds results of operations as discontinued operations in our consolidated financial statements. If we do not complete the spin-off, we will continue to control eFunds and we and eFunds may not realize the anticipated benefits from the separation of the two companies.

     In connection with eFunds' IPO and the planned spin-off, we have entered into various agreements with eFunds that address the allocation of assets and liabilities between us and that define our relationship after the separation. These agreements relate to matters such as consummation of the IPO and the distribution of eFunds stock, our registration rights, intercompany loans, information technology consulting, business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. An intercompany loan which we have made to eFunds matures at the earlier of December 31, 2000 or the completion of the spin-off. For transition services, eFunds will compensate us for providing services and will negotiate third-party rates after the transition arrangements terminate. The transition period varies depending on the agreement, but many transition services will terminate upon the distribution of eFunds stock. Some of the transition agreements may be extended beyond the initial transition period.

     We presently plan to exit the electronic benefits transfer (EBT) and medical eligibility verification businesses when our current contractual commitments expire in 2006. During the wind-down period, we intend to continue to take steps to improve the profitability of the current business, although the revenues of this business may decline as existing contracts expire. Additionally, we have agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of these businesses prior to eFunds' IPO in June 2000, and from future losses on identified loss contracts in excess of our $29.2 million accrual for contract losses as of April 30, 2000. The indemnification obligation does not apply to losses covered by the existing reserves. The maximum amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. Prior to the completion of the spin-off, any indemnification payments to eFunds will be treated as capital contributions. After completion of the spin-off, any indemnification payments to eFunds will be recorded as other expense in our consolidated statements of income. Through September 30, 2000, no such indemnification payments have been made.

Results of Operations - Quarter and Nine Months Ended September 30, 2000 Compared to the Quarter and Nine Months Ended September 30, 1999

     NET SALES - Net sales decreased $12.2 million, or 2.9%, to $404.9 million during the third quarter of 2000 from $417.1 million during the third quarter of 1999 and decreased $22.9 million, or 1.8%, to $1,216.1 million during the first nine months of 2000 from $1,239.0 million during the first nine months of 1999. 1999 third quarter sales included $28.2 million of sales from our collections business which was sold in December 1999, while sales for the first nine months of 1999 included sales of $94.7 million from this business. With these sales excluded, net sales increased 4.1% during the third quarter of 2000 and 6.3% during the first nine months of 2000.

     Paper Payment Systems net sales increased $3.1 million, or 1.0%, to $314.6 million in the third quarter of 2000 from $311.5 million in the third quarter of 1999. Net sales increased $27.8 million, or 3.0%, to $955.0 million in the first nine months of 2000 from $927.2 million in the first nine months of 1999. These increases were due, in part, to the acquisition in February 2000 of Designer Checks which contributed revenues of $14.6 million during the third quarter of 2000 and $41.3 million during the first nine months of 2000. Additionally, the segment experienced volume increases in its business forms and direct checks businesses for the first nine months of 2000 and had increased revenue per unit for all businesses. A price increase for postage and new services within its financial institution checks business and a price increase for phone reorders in its direct checks business contributed to the increase in revenue per unit. Partially offsetting these improvements was a decrease in volume for the financial institution checks business due to lost customers. The loss of business was due primarily to competitive pricing requirements that fell below the segment's revenue and profitability per unit targets.

     eFunds net sales increased $24.1 million, or 30.2%, to $104.0 million in the third quarter of 2000 from $79.9 million in the third quarter of 1999. Net sales increased $84.9 million, or 38.5%, to $305.2 million in the first nine months of 2000 from $220.3 million in the first nine months of 1999. On a full year pro forma basis, assuming our April 1999 acquisition of the remaining 50% interest in HCL-Deluxe, N.V occurred on January 1, 1999, net sales increased $80.6 million, or 35.9%, to $305.2 million in the first nine months of 2000 from $224.6 million in the first nine months of 1999. These increases were due to increased transaction processing volumes, offset to some extent by lower fees for new customers and customers renewing their agreements, increased account verification inquiry volumes coupled with a price increase, expanded collection service product offerings and increased utilization of these services. In September 2000, the eFunds segment entered into a new ATM deployment agreement that resulted in additional revenue. Additionally, the segment initiated business process management and information technology consulting services for our Paper Payment Systems segment in 2000. Excluding intersegment sales on a pro forma basis, assuming our April 1999 acquisition of the remaining 50% interest in HCL-Deluxe, N.V. occurred on January 1, 1999, eFunds net sales increased $13.0 million, or 16.7%, to $90.4 million in the third quarter of 2000 from $77.4 million in the third quarter of 1999 and increased $40.7 million, or 18.4%, to $261.2 million in the first nine months of 2000 from $220.5 million in the first nine months of 1999. Partially offsetting these increases, was slightly lower revenue for the EBT portion of this segment due to the expiration of one contract.

     GROSS MARGIN - Gross margin increased $0.1 million to $229.8 million for the third quarter of 2000 from $229.7 million for the third quarter of 1999. Gross margin increased $7.9 million, or 1.1%, to $689.1 million for the first nine months of 2000 from $681.2 million for the first nine months of 1999. As a percentage of net sales, gross margin increased to 56.7% for the third quarter of 2000 from 55.1% for the third quarter of 1999 and increased to 56.7% for the first nine months of 2000 from 55.0% for the first nine months of 1999. Cost of sales for the first nine months of 2000 included net charges of $9.7 million for additional expected future losses on the contracts of the eFunds segment's EBT business. In April 2000, we completed negotiations with the prime contractor for a state coalition for which eFunds provides EBT services. Previously, we were operating without a binding, legally enforceable contract with this contractor. We increased our accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that we now had a definitive agreement with this contractor. Although we believed that we did not have a legal obligation to provide services for the coalition, the states included in the coalition did not have alternate means of delivering benefits under their entitlement programs. As a result, we believed we could not terminate the provision of services during our contract negotiations with the prime contractor because any unilateral decision to do so would have subjected us to a substantial risk of litigation by the coalition states, as well as potential claims by the prime contractor. The execution of this contract allowed us to avoid the possibility that future losses associated with the provision of these services would be larger than the charge we recorded if the prime contractor ultimately prevailed on all of the points pursued by it during negotiations. Partially offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals resulting from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses. Excluding the net charges of $9.7 million, our gross margin percentage would have been 57.5% for the first nine months of 2000. The improvement in gross margin percentage was partially due to the sale of our collections business in December 1999. This business had a gross margin percentage of 15.3% for the third quarter of 1999 and 25.1% for the first nine months of 1999.

     Paper Payment Systems gross margin percentage increased to 64.5% for the third quarter of 2000 from 62.8% for the third quarter of 1999 and increased to 64.8% for the first nine months of 2000 from 62.2% for the same period in 1999. These increases were due to cost reductions realized from closing financial institution check printing plants, continuing process improvements within all businesses and the loss of lower margin customers within the financial institution checks business. The last of the scheduled check printing plant closings was completed during the first quarter of 2000, and we consolidated two facilities into one at the end of the second quarter. We plan to continue our process improvements and focus on increasing sales of higher margin products during the remainder of 2000.

     eFunds gross margin percentage was 39.0% for the third quarter of 2000 and 38.9% for the third quarter of 1999. For the first nine months of 2000, eFunds gross margin percentage decreased to 37.3% from 37.8% for the same period in 1999. Cost of sales for the first nine months of 2000 included net charges of $9.7 million for additional expected future losses on the contracts of the segment's EBT business. Excluding these charges, eFunds' gross margin percentage would have been 40.5% for the first nine months of 2000, showing improvement over 1999. The improvement was due to a shift toward electronic customer inquiries in the account verification business which generate higher margins, increased utilization of existing infrastructure, less reliance on sub-contractors, an increasing portion of work being performed at the India facilities where margins are higher and the implementation of cost containment measures within the segment's EBT business. Partially offsetting these improvements was the new ATM deployment agreement entered into in September 2000. In the third quarter, this agreement exhibited a slight loss.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE - SG&A expense decreased $3.8 million, or 2.4%, to $152.5 million during the third quarter of 2000 from $156.3 million during the third quarter of 1999. SG&A expense increased $25.8 million, or 5.7%, to $478.5 million during the first nine months of 2000 from $452.7 million during the first nine months of 1999. As a percentage of net sales, SG&A expense increased to 37.7% during the third quarter of 2000 as compared to 37.5% during the third quarter of 1999 and increased to 39.3% during the first nine months of 2000 as compared to 36.5% during the first nine months of 1999. SG&A expense for the first nine months of 2000 included net restructuring reversals of $1.6 million, charges of $7.2 million for payments due to certain officers under change of control and executive employment agreements, as well as additional charges of $7.2 million for administrative costs relating to the planned spin-off of the eFunds segment. SG&A expense for the first nine months of 1999 included net restructuring reversals of $3.2 million. Additionally, the increase in SG&A expense was due to a number of other factors including the HCL-Deluxe, N.V. and Designer Checks acquisitions, as well as increased marketing and infrastructure expenses for new and existing products. These increases were partially offset by the sale of our collections business in December 1999. The collections business had $4.9 million and $22.8 million of SG&A expense in the third quarter and first nine months of 1999, respectively.

     Paper Payment Systems SG&A expense increased 5.1% in the third quarter of 2000 from the third quarter of 1999 and increased 9.3% for the first nine months of 2000 from the first nine months of 1999. This reflects increased spending on Internet commerce infrastructure and additional capabilities for new ventures, as well as increased marketing expenses for the direct checks business as it continues to emphasize new customer acquisition. Additionally, the segment experienced increased SG&A expense due to the acquisition of Designer Checks in February 2000. Partially offsetting these increases were decreased data entry costs at the direct checks business due to an improved order entry system, the continuing roll-out of a new order entry and customer service system at the financial institution checks business, as well as the net reversal of $2.1 million of restructuring charges in the second quarter of 2000.

     eFunds SG&A expense increased 14.8% in the third quarter of 2000 from the third quarter of 1999 and increased 48.0% for the first nine months of 2000 from the first nine months of 1999. The increases in SG&A expense were due to several factors, including the acquisitions of an electronic check conversion company in February 1999 and HCL-Deluxe, N.V. in April 1999, additional promotional advertising geared toward creating brand awareness, infrastructure investments and costs associated with the separation from Deluxe. Additionally, in the first quarter of 1999 the segment reversed $2.0 million of restructuring accruals from prior periods related to the decision to retain the international operations of this segment, reducing SG&A expense for the first nine months of 1999. As a percentage of net sales, SG&A expense decreased to 32.8% during the third quarter of 2000 compared to 37.2% during the third quarter of 1999 and increased to 36.2% during the first nine months of 2000 compared to 33.8% during the first nine months of 1999.

     OTHER INCOME (EXPENSE) - Other income decreased $2.5 million to $1.8 million during the third quarter of 2000 from $4.3 million during the third quarter of 1999. Other expense was $4.9 million during the first nine months of 2000 compared to other income of $5.0 million during the first nine months of 1999. The decreases were due primarily to higher interest expense and lower investment income, gains on facility and equipment sales in 1999, as well as the fact that results for the first nine months of 1999 included the reversals of $2.1 million of reserves for legal proceedings and $2.3 million of restructuring reserves.

     PROVISION FOR INCOME TAXES - Our effective tax rate for the third quarter of 2000 was 37.5% compared to 36.9% for the third quarter of 1999. Our effective tax rate for the first nine months of 2000 was 37.5% compared to 38.0% for the first nine months of 1999. The decreased rate for the first nine months of the year was due primarily to decreased state tax expense resulting from various tax reduction initiatives.

     NET INCOME - Net income for the third quarter of 2000 increased $0.3 million, or 0.7%, to $49.4 million from $49.1 million for the third quarter of 1999. Net income decreased $16.3 million, or 11.3%, to $128.6 million for the first nine months of 2000 from $144.9 million for the first nine months of 1999. Our improved gross margin was offset by increased SG&A expense related to Internet commerce spending and other infrastructure investments, increased marketing expenses within the direct checks and eFunds businesses, increased goodwill amortization due to acquisitions and costs of the planned eFunds separation.

Liquidity, Capital Resources and Financial Condition

     As of September 30, 2000, we had cash and cash equivalents of $111.7 million. In addition, we had a $10.0 million time deposit pledged as collateral to support our guarantee of a credit facility available to our Indian operations. The maturity date of this deposit is December 28, 2000, at which time the collateral may be renewed or replaced by the agreement of both parties. We also had $4.8 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and had supplied $27.9 million of restricted cash to ATMs deployed by us. We have agreed with the company who manages this

ATM base to make up to $35.0 million of cash available for this purpose. We have also agreed to guarantee equipment leases of up to $3.0 million face value for Canadian customers of this company and we have indicated that, subject to mutual agreement of the parties upon definitive terms and conditions, we would be willing to work towards an arrangement under which we would loan this company up to $12.0 million to enable it to undertake mutually agreed-upon acquisitions. These obligations will continue to be eFunds' obligations upon completion of the separation of eFunds from Deluxe.

     Our working capital on September 30, 2000 was a negative $64.7 million compared to a positive $14.1 million on December 31, 1999. The current ratio on September 30, 2000 and December 31, 1999 was 0.9 to 1 and 1.0 to 1, respectively. The decreases in working capital and the current ratio were primarily due to the fact that formerly long-term debt of $100.0 million is payable in February 2001. Thus, the debt is included in current liabilities on the consolidated balance sheet at September 30, 2000. Cash provided by operations represents our primary source of working capital and the source for financing capital expenditures and paying cash dividends. We believe that cash generated from operations and from our current credit facilities is sufficient to sustain our existing operations.

     Cash provided by operating activities was $192.8 million during the first nine months of 2000 compared to $139.0 million during the first nine months of 1999. The increase in 2000 was primarily due to the payment of $32.2 million in February 1999 resulting from a judgment in a lawsuit involving the eFunds segment and the increase in restricted cash in 1999. Partially offsetting these items was an increase in eFunds accounts receivable in 2000 due to increased sales volume, as well as the fact that 1999 operating cash flow reflected a large decrease in accounts receivable. As the result of a management plan to drive a reduction in accounts receivable and maximize working capital, we saw a significant decrease in accounts receivable in 1999 due to an increase in Automated Clearing House (ACH) processing of cash receipts within the Paper Payment Systems segment.

     Cash used in investing activities was $171.3 million during the first nine months of 2000 compared to $66.5 million during the same period in 1999. The most significant use of cash for investing activities was the payment of $116.0 million during the first nine months of 2000 to complete the acquisition of Designer Checks and to purchase an investment interest in a limited liability company. We paid $35.7 million during the first nine months of 1999 to complete two acquisitions. Purchases of capital assets totaled $68.6 million during the first nine months of 2000 and $78.7 million during the same period in 1999. Sources of investing cash flows were the sales of businesses and capital assets. These activities generated investing cash inflows of $14.8 million during the first nine months of 2000 and $75.9 million during the same period in 1999. Additionally, during the first nine months of 1999, we used $32.5 million of cash to provide short-term financing on sales of facilities. We collected that cash in early 2000. We estimate that capital expenditures, including the capital expenditures of eFunds, will be approximately $90.0 to $100.0 million in 2000.

     Cash used in financing activities was $46.1 million during the first nine months of 2000 and $285.6 million during the same period in 1999. During the first nine months of 1999, we used cash of $216.7 million to repurchase our common stock. Additionally, we used cash of $116.0 million during the first nine months of 2000 and $95.9 million during the first nine months of 1999 to repay debt and pay dividends to shareholders. The primary sources of cash from financing activities were the sale of approximately 12% of eFunds shares to the public in June 2000 and the issuance of shares to employees under our stock purchase plan. The sale of eFunds common stock provided cash of $64.5 million in 2000. Common stock issued to employees generated financing cash inflows of $6.5 million during the first nine months of 2000 and $25.7 million during the same period in 1999. Additionally, during the first nine months of 1999, we had net short-term borrowings of $1.4 million.

     As of September 30, 2000, we had committed lines of credit for $450.0 million available for borrowing and as support for commercial paper. The average amount drawn on these lines during the first nine months of 2000 was $25.0 million at a weighted-average interest rate of 6.26%. As of September 30, 2000, no amounts were outstanding under these lines of credit. The average amount drawn on these lines during 1999 was $39.8 million at a weighted-average interest rate of 6.39%. As of December 31, 1999, $60.0 million was outstanding under these lines of credit at an interest rate of 6.39%. As of September 30, 2000, we had $25.0 million of commercial paper outstanding at a weighted-average interest rate of 6.54%. The average amount of commercial paper outstanding during the first nine months of 2000 was $6.2 million at a weighted-average interest rate of 6.57%. No commercial paper was issued during 1999.

     We also had a $10.0 million credit facility, denominated in Indian rupees, available to our Indian operations at the lender's prime interest rate. Borrowings under this facility are due on demand. This facility is guaranteed by us and this guarantee is collateralized by a $10.0 million time deposit account maintained by us with the lending bank. The maturity date of this deposit is December 28, 2000, at which time the collateral may be renewed or replaced by agreement of both parties. The average amount drawn on this line during the first nine months of 2000 was $4.6 million at a weighted-average interest rate of 15.77%. As of September 30, 2000, $4.9 million was outstanding at an interest rate of 15.77%. The average amount drawn on this line during 1999 was $2.7 million at a weighted-average interest rate of 15.81%. As of December 31, 1999, $3.1 million was outstanding at an interest rate of 15.81%.

     We had uncommitted bank lines of credit of $40.0 million available at variable interest rates. The average amount drawn on these lines of credit during the first nine months of 2000 was $44 thousand at a weighted-average interest rate of 6.38%. The average amount drawn on these lines of credit during 1999 was $1.5 million at a weighted-average interest rate of 5.12%. As of September 30, 2000 and December 31, 1999, no amounts were outstanding under these lines of credit.

     We have a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. These notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of our outstanding indebtedness and securities. As of September 30, 2000 and December 31, 1999, no notes were issued or outstanding under this shelf registration.

Outlook/Recent Developments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which provides guidance on accounting for derivatives and hedge transactions. This statement is effective for us on January 1, 2001. We anticipate that the effect of this pronouncement will not have a material impact on our reported operating results or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Application of this SAB did not have a material impact on our reported operating results or financial position.

     In August 2000, we announced an e-commerce growth strategy that is intended to leverage the personalization and information management competencies from our core check printing business into other profitable revenue growth opportunities. This strategy involves increased expense and investment in the development of Internet commerce capabilities for both new ventures and existing infrastructure. We expect to continue these expenditures into 2001 to create additional opportunities to offer new types of customized products to individuals and small businesses and to enhance our Internet ordering capabilities.

     One outcome of our e-commerce growth strategy was PlaidMoon.com, an Internet-based business concept that allowed consumers to design and purchase personalized items. In October 2000, we announced that we are scaling back and repositioning our PlaidMoon.com business concept within our Paper Payment Systems segment. Instead of being a stand-alone business as had been planned, PlaidMoon.com will be folded into existing businesses. The PlaidMoon.com web site will be inactive while it is being repositioned. We are currently evaluating to what extent the long-lived assets and employees of this business will be utilized by the Company's Paper Payment Systems segment. It is possible that this evaluation could result in asset impairment and restructuring charges in the fourth quarter of 2000.

     As we move into 2001, we intend to focus on retaining our existing customers and obtaining new customers in the direct channel. We intend to invest in our core check business to retain our financial institution customer base. At the same time we will target new customers by offering higher levels of quality and service than our competitors. In the direct checks business, we plan to increase promotional spending to obtain new customers.

     In October 2000, we announced that by the beginning of 2001 we will begin outsourcing the eFunds segment's consumer voice inquiry operations relating to Chex Systems records. Approximately 300 eFunds employees are impacted by this decision. Although some of these employees may not find other positions within eFunds, we do not expect to record a significant restructuring charge in the fourth quarter of 2000 as a result of this initiative.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     As of September 30, 2000, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $43.5 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, we have the ability to hold these fixed income investments until maturity and therefore would not expect to recognize an adverse impact on income or cash flows.

     We operate internationally, and so we are subject to potentially adverse movements in foreign currency rate changes. We have not entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. As of September 30, 2000, we have borrowed $4.9 million on a line of credit denominated in Indian rupees. The rupee-denominated funds borrowed are used exclusively by the business within India to pay for expenses denominated in Indian rupees.

     We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Indian rupee and British pound. We do not believe that a change in the Indian rupee or British pound exchange rates of 10% would result in a material impact on our future earnings, financial position or cash flows. Historically, the effect of movements in these exchange rates has been immaterial to our consolidated results.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual shareholders' meeting on August 4, 2000.

     59,636,620 shares were represented (82.46% of the 72,322,238 shares outstanding and entitled to vote at the meeting). Four items were considered at the meeting and the results of the voting were as follows:

     1.   Election of Directors:

          The nominees listed in the proxy statement were: John A. Blanchard III, Lawrence J. Mosner, Barbara B. Grogan, Stephen P. Nachtsheim, Calvin W. Aurand, Jr., Donald R. Hollis, Robert C. Salipante, Ronald
          E. Eilers. The results were as follows:

          Election of Directors               For         Withhold
          ---------------------               ---         --------
          John A. Blanchard III            53,064,561     6,572,059
          Lawrence J. Mosner               53,283,420     6,353,200
          Barbara B. Grogan                53,305,749     6,330,871
          Stephen P. Nachtsheim            53,325,033     6,311,587
          Calvin W. Aurand, Jr.            53,302,392     6,334,228
          Donald R. Hollis                 53,318,556     6,318,064
          Robert C. Salipante              52,696,061     6,940,559
          Ronald E. Eilers                 53,307,899     6,328,721

     2.   Adoption of the Deluxe Corporation 2000 Annual Incentive Plan:

          For:              41,312,593
          Against:          17,285,432
          Abstain:           1,038,595

     3.   Adoption of the Deluxe Corporation 2000 Stock Incentive Plan:

          For:              35,411,767
          Against:          23,191,244
          Abstain:           1,033,609

     4. Ratification of the selection of Deloitte & Touche LLP as independent auditors:

          For:              59,007,979
          Against:             343,792
          Abstain:             284,849



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

     The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. This discussion supersedes the discussion in the Company's Amendment No. 2 to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2000.

     Earnings Estimates. From time to time, representatives of the Company may make predictions or forecasts regarding the Company's future results, including estimated earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products and services, when evaluating the Company's prospective results of operations.

     In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Generally speaking the Company does not make public its own internal projections, budgets or estimates. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

     Separation of eFunds. The Company has announced that it plans to distribute all of its shares of eFunds common stock to its shareholders through a spin-off transaction rather than by an exchange offer, or split-off, as had been previously announced. The 40 million shares of eFunds common stock currently owned by the Company will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder will receive a fixed number of eFunds shares for each Deluxe share owned. The Company has requested confirmation from the Internal Revenue Service (IRS) that the spin-off will be tax-free to the Company and to its shareholders for U.S. federal income tax purposes. The Company has the sole discretion to determine whether to proceed with the spin-off and to determine the timing and other aspects of the transaction. Subject to these conditions, the Company plans to complete the separation of eFunds on or before December 31, 2000. However, the timing of the proposed spin-off and may be affected by actions of the IRS and, assuming the Company receives the desired confirmation that the spin-off will be tax-free to the Company and to its shareholders for U.S. federal income tax purposes, completion of the spin-off could occur during 2001 rather than during the fourth quarter of 2000. The timing of the spin-off, if consummated, could have an adverse impact on the Company's ability to meet profitability and operating earnings targets. Once the split-off occurs, the results of eFunds will no longer be included in the Company's consolidated results of operations. Additionally, the Company will incur additional costs associated with the separation and spin-off of eFunds. These costs will be expensed in future periods and may adversely affect the Company's ability to achieve expected levels of profitability

     The Company's intentions with respect to eFunds are subject to further risks and uncertainties, including the ability of eFunds to successfully manage and complete the integration of three businesses into eFunds, the potential that the separation of the two companies may disrupt one or more of Deluxe's businesses and customer relationships, and the uncertainty of obtaining confirmation from the IRS, which is a necessary condition of the spin-off. There can be no assurance that the separation of the Company and eFunds will result in increased value to the Company's shareholders for many reasons, including prevailing market conditions and potential dispositions by holders of the common stock of either company following the spin-off or that the separation will achieve the desired levels of efficiency or cost savings in the Company's operations.

     The Company cannot be certain that the spin-off will be completed. If the Company does not complete the separation of eFunds, it will continue to control eFunds and the Company and eFunds may not realize the anticipated benefits from the separation of the two companies.

     Tax Risks Associated with the Spin-Off of eFunds. The Company has requested confirmation from the IRS that, for U.S. federal income tax purposes, the spin-off will be generally tax-free to the Company and to its shareholders. This confirmation, if received, will be premised on a number of representations and undertakings made by Deluxe and eFunds to the IRS, including representations with respect to each company's intention not to engage in certain transactions in the future. The spin-off may be held to be taxable to the Company and to its shareholders who receive eFunds shares if the IRS determines that any of the representations made are incorrect or untrue in any respect, or if any undertakings made are not complied with. If the Company completes the spin-off and, notwithstanding such confirmation, the spin-off is held to be taxable, both the Company and its shareholders who receive eFunds shares could be subject to a material amount of taxes. eFunds will be liable to the Company for any such taxes incurred by the Company to the extent such taxes are attributable to specific actions or failures to act by eFunds, or to specific transactions involving eFunds following the spin-off. In addition, eFunds will be liable to the Company for a portion of any taxes incurred by the Company if the spin-off fails to qualify as tax-free as a result of a retroactive change of law or other reason unrelated to the action or inaction of either eFunds or the Company. eFunds may not, however, have adequate funds to perform its indemnification obligations. Further, eFunds indemnification obligations are only for the benefit of the Company and not individual shareholders.

     Recent Strategic Initiatives. The Paper Payment Systems segment is developing and evaluating plans and launching initiatives for future growth. These plans and initiatives will involve increased expense and investment in the development of Internet commerce capabilities for both new ventures and existing infrastructure. There can be no assurance that the amount of this investment will not exceed the Company's expectations and result in materially increased levels of expense. Also, as these Internet commerce initiatives involve new technologies and business methods, are dependent on product and service innovations and serve new or developing markets, there is no assurance that they will achieve targeted revenue, profit or cash flow levels or result in positive returns on the Company's investment. Further, Internet commerce is rapidly evolving and there is no assurance that the Company's products and services will achieve acceptance or be competitive with the current or future offerings of existing or emerging competitors. Internet commerce is also a recent phenomenon and may not continue to expand as a medium of commerce.

     One of the outcomes of this e-commerce strategy was PlaidMoon.com, an Internet-based business concept that allowed consumers to design and purchase personalized items. The Company has announced that it is scaling back and repositioning its PlaidMoon.com business concept within its Paper Payment Systems segment. Instead of being a standalone business as had been planned, PlaidMoon.com will be folded into existing businesses. The PlaidMoon.com web site will be inactive while it is being repositioned. There can be no assurance that PlaidMoon.com, when repositioned within the Company's other operations, will achieve desired levels of revenue, profit or cash flow or that reductions in costs associated with the scaling back or repositioning of PlaidMoon.com or the suspension of its operations will favorably affect future financial results.

     Acquisitions. The Company may consider undertaking one or more significant acquisitions. The Company cannot predict whether any acquired products, services, technologies or businesses will contribute to its revenues or earnings to any material extent. Additionally, a significant acquisition could result in the potentially dilutive issuance of equity securities, the incurrence of contingent liabilities or debt, or additional amortization expense relating to goodwill and other intangible assets, and thus, could adversely affect the Company's business, results of operations and financial condition. Additionally, the success of any acquisition would depend upon the Company's ability to effectively integrate the acquired businesses into the Company. The process of integrating acquired businesses may involve numerous risks, including, among others: difficulties in assimilating operations and products; diversion of management's attention from other business concerns; risks of operating businesses in which the Company has limited or no direct prior experience; potential loss of key employees of acquired businesses or of the Company; potential exposure to unknown liabilities; and possible loss of customers of the Company or of the acquired businesses.

     Tax Limitations on Issuance or Acquisitions of the Company's Shares. The Company may be limited in the amount of the Company's shares that it can acquire or issue because the acquisition or issuance of the Company's shares may cause the planned spin-off of eFunds to be taxable to the Company under Section 355(e) of the Internal Revenue Code. As a result of such possible adverse tax consequences, following the spin-off, the Company may be restricted in its ability to effect certain acquisitions, to issue or repurchase the Company's shares or to enter into other transactions that would result in a change of control of the Company.

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

     The Gramm-Leach-Bliley Act (the Act) imposes significant new consumer privacy requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. The Act requires covered companies to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter.

     In addition, the Act requires covered companies to give an opt-out notice to consumers before sharing consumer information with third parties. The opt-out notice requirement in the Act is subject to several exceptions for credit reporting and fraud prevention purposes. Although the Company believes these exceptions apply to its eFunds segment, government agencies could interpret their regulations in a manner that could expand the scope of the Act in ways which could adversely affect eFunds' businesses. In addition, uncertainty over the scope of the regulations could make financial institutions unwilling to share consumer-related information with the Company.

     Regulations promulgated pursuant to the Act may also limit the Company's ability to use its direct checks business data in its other businesses, including the other e-commerce and direct to consumer businesses within the Paper Payment Systems segment. The impact of the Act and regulations issued under the Act could have the effect of increasing the Company's expenses and otherwise foreclosing future business initiatives.

     The Act does not prohibit state legislation or regulations that are more restrictive on the collection and use of data. More restrictive legislation or regulations have been introduced in the past and could be introduced in the future in Congress and the states. The Company is unable to predict whether more restrictive legislation or regulations will be adopted in the future. Any future legislation or regulations could have a negative impact on the Company's business, results of operations and prospects.

     Laws and regulations may be adopted in the future with respect to the Internet or e-commerce covering issues such as user privacy. New laws or regulations may impede the growth of the Internet. This could decrease traffic to the Company's websites and decrease the demand for the Company's products or services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

     Competition. Although the Company believes it is the leading check printer in the United States, it faces considerable competition from other smaller companies in its traditional sales channel to financial institutions, from direct mail sellers of checks and increasingly, from Internet-based sellers of checks. From time to time, some of the Company's competitors have reduced the prices of their products in an attempt to gain volume. The corresponding pricing pressure placed on the Company has resulted in reduced profit margins for the Company's check printing business in the past and similar pressures can reasonably be expected in the future. The Company has also experienced some loss of business due to its refusal to meet competitive prices that fell below the Company's revenue per unit and profitability per unit targets. Similar pressures may result in margin reductions in the future, particularly since the Company does not believe that it can continue to achieve cost reductions of a magnitude similar to those it has achieved in recent years. The Company can provide no assurance that it will be able to compete effectively against current and future competitors. Continued competition could result in price reductions, reduced margins and loss of customers.

     Check printing is, and is expected to continue to be, an essential part of the Company's business and the principal source of its operating income for at least the next several years. A wide variety of alternative payment delivery systems, including credit cards, debit cards, smart cards, ATM machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services, are in various stages of maturity or development and additional systems will likely be introduced. The Company primarily sells checks for personal and small business use and believes that there will continue to be a substantial demand for these checks for the foreseeable future. However, according to Company estimates, growth in total checks written by individuals and small businesses, the primary purchasers of the Company's checks, was flat in 1999 and the total number of personal, business and government checks written in the United States has been in decline since 1997. The Company believes that the individual and small business segments of the check industry will eventually decline due to the increasing use of alternative payment methods. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for checks and a material adverse effect on the Company's business, results of operations and prospects.

     The introduction of the alternative payment methodologies described above has also resulted in an increased interest by third parties in transaction processing, authorization and verification, as well as other methods of effecting electronic payments, as a source of revenue. This increased interest level has led to increased competition for the Company's transaction processing and authorization businesses. The payment processing industry is characterized by continuously evolving technology and intense competition. Many participants in the industry have substantially greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. In addition to current competitors, the Company expects substantial competition from established and new companies as the e-commerce and Internet markets continue to develop and expand. There can be no assurance that the Company's competitors and potential competitors will not succeed in developing and marketing technologies, services or products that are more accepted in the marketplace than those offered or envisioned by the Company. Such a development could result in the loss of significant customers by the Company's eFunds segment, render the Company's technology and proposed products obsolete or noncompetitive or otherwise materially hinder the achievement of the growth targets established for this business unit. Initiatives that may be undertaken by the Company in connection with Internet commerce-based activities would be particularly susceptible to these types of competitive risks and the rapid development and deployment of Internet technologies, products and services may present unanticipated competitive risks to the Company's current business that may be material and adverse.

     Effect of Financial Institution Consolidation. Mergers, acquisitions and personnel changes at financial institutions may adversely affect the Company's business, financial condition and results of operations. Financial institutions have been undergoing large-scale consolidation, causing the number of financial institutions to decline. Margin pressures arise from this consolidation when merged entities seek not only the most favorable prices formerly offered to the predecessor institutions, but also additional discounts due to the greater volume represented by the combined entity. This concentration greatly increases the importance to the Company of retaining its major customers and attracting significant additional customers in an increasingly competitive environment. Although the Company devotes considerable efforts towards the development of a competitively priced, high quality suite of products and services for the financial services industry, there can be no assurance that significant customers will not be lost or that any such loss can be counterbalanced through the addition of new customers or by expanded sales to the Company's remaining customers.

     Intellectual Property. Despite efforts by the Company to protect its intellectual property, third parties may infringe or misappropriate the Company's intellectual property or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm the Company's business and ability to compete. The Company relies on a combination of trademarks, software and know-how. The Company may be required to spend significant resources to protect its trade secrets and monitor and police its intellectual property rights.

     Third parties may assert infringement claims against the Company in the future. In particular, there has been a substantial increase in the issuance of patents for Internet-related systems and business methods, which may have broad implications for participants in Internet commerce. Claims for infringement of these patents are increasingly becoming a subject of litigation. If the Company becomes subject to an infringement claim, it may be required to modify its products, services and technologies or obtain a license to permit its continued use of those rights. The Company may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm the Company's business, operating results and prospects as a result of lost business, increased expense or being barred from offering its products or implementing its systems or other business methods. In addition, future litigation relating to infringement claims could result in substantial costs to the Company and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject the Company to significant liabilities and could prevent the Company from using or offering some of its products, services or technologies.

     Software Defects, Development Delays and Installation Difficulties. All of the Company's businesses use sophisticated software and computing systems. Additionally, the Company's eFunds segment often encounters delays when developing new products and services. The software underlying eFunds' products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. The Company may experience difficulties in installing or integrating its technologies on platforms used by its customers or in new environments, such as the Internet. Errors or delays in the processing of check orders or electronic transactions or other difficulties could result in lost customers, delay in market acceptance, additional development costs, diversion of technical and other resources, negative publicity or exposure to liability claims.

     Although the eFunds segment attempts to limit its potential liability for warranty claims through disclaimers and limitation-of-liability provisions in its license and client agreements, the Company cannot be certain that these measures will be successful in limiting its liability.

     Conditions in India. The Company's eFunds segment employs approximately 680 people in India in its software development and business process management facilities. Political and economic conditions in India could adversely affect the Company's operations.

     The Company's Indian software development and business process management operations qualify for certain tax incentives. Such incentives generally provide us with a complete exemption from Indian tax on business income generated through these facilities through the end of 2008. The Company cannot be certain that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the Company's taxes in future periods would likely increase.

     Increased Production and Delivery Costs. The Company's contracts with financial institution customers typically have a term of several years or more and do not allow the Company to pass through increased production costs to the financial institutions. Increases in production costs such as labor and paper could adversely affect the Company's profitability. In addition, events such as the 1997 United Parcel Services strike can also adversely impact the Company's margins by imposing higher delivery costs. Competitive pressures may have the effect of inhibiting the Company's ability to reflect these increased costs in the prices of its products.

     Limited Source of Supply. The Company's check printing business utilizes a paper printing plate material that is available from only a limited number of sources. The Company believes it has a reliable source of supply for this material and that it maintains an inventory sufficient to avoid any production disruptions in the event of an interruption of its supply. In the event, however, that the Company's current supplier becomes unwilling or unable to supply the required printing plate material at an acceptable price and the Company is unable to locate a suitable alternative source within a reasonable time frame, the Company would be forced to convert its facilities to an alternative printing process. Any such conversion would require the unanticipated investment of significant sums and could result in production delays and loss of business.

     Environmental Matters. The Company's check printing plants are subject to many existing and proposed federal and state regulations designed to protect the environment. In some instances, the Company has owned and operated its check printing plants prior to the enactment of environmental regulations. The Company has sold former check printing plants to third parties and in most instances has agreed to indemnify the current owner of the facility for on-site environmental liabilities. Although the Company is not aware of any fact or circumstance which would require the future expenditure of material amounts for environmental compliance, if environmental liabilities are discovered at its check printing plants, it could be required to spend material amounts for environmental compliance in the future.

     Sales and Other Taxes. In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, the Company currently collects sales, use or similar taxes in state and local jurisdictions where the Company's direct checks and business forms businesses have a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on the Company and other out-of-state companies which engage in remote or online commerce. Further, tax laws and the interpretation of constitutional limitations thereon, are subject to change. In addition, any new operations of these businesses in states where they do not presently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully assert that the Company must collect sales or other taxes beyond its current practice, it could have a material adverse affect on the Company's business.

Item 6. Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

     Exhibit No.                     Description                Method of Filing
     -----------                     -----------                ----------------

         2.1      Initial Public Offering and Distribution              *
                  Agreement, dated as of March 31, 2000, by and between Deluxe and eFunds (incorporated by reference to Exhibit 2.1 to the Registration
                  Statement on Form S-1 filed by eFunds with the Securities and Exchange Commission (the
                  "Commission") on April 4, 2000, Registration No.
                  333-33992).

         3.1      Articles of Incorporation (incorporated by            *
                  reference to Exhibit 3(A) to the Company's Annual Report on Form 10-K for the year ended December
                  31, 1990).

         3.2      Bylaws (incorporated by reference to Exhibit 3.2      *
                  to the Company's Quarterly Report on Form 10-Q
                  (the "September 1999 10-Q") for the quarter ended September 30, 1999).

         4.1      Amended and Restated Rights Agreement, dated as of    *
                  January 31, 1997, by and between the Company and Norwest Bank Minnesota, National Association, as
                  Rights Agent, which includes as Exhibit A thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company's
                  Amendment No. 1 on Form 8-A/A-1 (File No.
                  001-07945) filed with the Commission on February
                  7, 1997).

         4.2      Indenture, relating to up to $150,000,000 of debt     *
                  securities (incorporated by reference to Exhibit
                  4.1 to the Company's Registration Statement on
                  Form S-3 (33-32279) filed with the Commission on November 24, 1989).

         4.3      Amended and Restated Credit Agreement, dated as of    *
                  July 8, 1997, among the Company, Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto related to a $150,000,000 committed line of credit (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         4.4      Credit Agreement, dated as of August 30, 1999 (the    *
                  "August 30, 1999 Credit Agreement"), among the
                  Company, Bank of America, N.A. as the sole and exclusive administrative agent, and the other financial institution party thereto related to a $500,000,000 revolving credit agreement (incorporated by reference to Exhibit
                  4.4 to the September 1999 10-Q).

         4.5      Amendment No. 1 to Amended and Restated Rights        *
                  Agreement, entered into as of January 21, 2000, between the Company and Norwest Bank Minnesota,
                  National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's
                  Amendment No. 1 to its Quarterly Report on Form
                  10-Q for the Quarter Ended June 30, 2000).

        10.1      Deluxe Corporation 2000 Annual Incentive        Filed herewith
                  Plan

        10.2      Deluxe Corporation 2000 Stock Incentive Plan    Filed herewith

        10.3      Deluxe Corporation 2000 Employee Stock          Filed herewith
                  Purchase Plan

        10.4      Extension of the August 30, 1999 Credit         Filed herewith
                  Agreement, entered into as of August 14, 2000.

        10.5      Amendment to Amended and Restated Credit        Filed herewith
                  Agreement dated July 8, 1997, entered into as of August 14, 2000.

        10.6      Severance agreement with Ronald E. Eilers       Filed herewith
                  dated August 19, 1998.

        12.4      Statement re: computation of ratios             Filed herewith

        27.6      Financial Data Schedule for the nine months     Filed herewith
                  ended September 30, 2000

--------------------
      *Incorporated by reference

      (b)  Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELUXE CORPORATION
                                          (Registrant)


Date: November 8, 2000                 /s/ J. A. Blanchard III
                                       -------------------------------------
                                       J.A. Blanchard III, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


Date: November 8, 2000                 /s/ Lois M. Martin
                                       -------------------------------------
                                       Lois M. Martin
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

INDEX TO EXHIBITS


Exhibit No.                       Description                        Page Number
-----------                       -----------                        -----------

   10.1      Deluxe Corporation 2000 Annual Incentive Plan

   10.2      Deluxe Corporation 2000 Stock Incentive Plan

   10.3      Deluxe Corporation 2000 Employee Stock Purchase Plan

   10.4 Extension of the August 30, 1999 Credit Agreement, entered into as of August 14, 2000

   10.5      Amendment to Amended and Restated Credit Agreement
             dated July 8, 1997, entered into as of August 14,
             2000

   10.6      Severance agreement with Ronald E. Eilers dated
             August 19, 1998

   12.4      Statement re: computation of ratios

   27.6      Financial Data Schedule for the Nine Months Ended
             September 30, 2000