Form 10-K405
period 2000-12-31
DELUXE CORP
filed 2001-03-23
CIK 27996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is $1,685,824,790 based on the last sales price of the registrant's common stock on the New York Stock Exchange on March 7, 2001. The number of outstanding shares of the registrant's common stock as of March 7, 2001, was 70,644,880.

Documents Incorporated by Reference:

1. Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 2000, are incorporated by reference in Parts I and II.

2. The registrant's definitive proxy statement to be filed within 120 days after the Company's fiscal year-end is incorporated by reference in Part III.



                                     PART I

ITEM 1. NARRATIVE DESCRIPTION OF BUSINESS

OVERVIEW
   Deluxe Corporation is the largest provider of checks in the United States, both in terms of revenue and number of checks produced. We sell checks and related products to individuals and small businesses. In addition, we produce computer and business forms on a small quantity order basis, including continuous forms, deposit tickets, invoices, statements, tax forms and labels. Our checks and business forms are compatible with nearly all of today's off-the-shelf accounting software packages. We also sell accessories, such as checkbook covers, deskbooks and rubber stamps. In addition, we offer products and services to our financial institution clients and consumers, such as protection from check order fraud. Our products and services are sold entirely in the United States.

   Our company was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, our company was named Deluxe Check Printers, Incorporated. Our principal executive offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966, telephone (651) 483-7111.

DISCONTINUED OPERATIONS
   Consistent with its stated intent to enhance shareholder value, our board of directors declared a distribution of eFunds Corporation (eFunds) common stock owned by Deluxe to all holders of our common stock as of 5:00 p.m., central standard time, on the record date of December 11, 2000. On December 29, 2000, we distributed our 40 million eFunds shares, representing approximately 88% of eFunds outstanding shares, on a pro rata basis to our shareholders. Our shareholders received .5514 share of eFunds common stock for each share of Deluxe common stock held. Cash was issued in lieu of fractional shares. As a result of this distribution, eFunds is now a completely independent company. Our Consolidated Financial Statements set forth in Item 8 below contain further information regarding eFunds as a discontinued operation.

   eFunds provides transaction processing and risk management services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies and also offers information technology consulting and business process management services.

INDUSTRY BACKGROUND
   Payment systems and methods have been changing in the United States in recent years as banking and other industries have introduced alternatives to the traditional paper check, including, among others, automatic teller machines, credit cards, debit cards and electronic payment systems, such as electronic bill presentment and payment. Use of these payment alternatives is negatively affecting the number of checks written.

   According to our estimates, growth in total checks written by individuals and small businesses, the primary purchasers of checks, was flat in 2000 compared to 1999. We believe that the number of checks written by individuals and small businesses will eventually decline due to the increasing use of alternative payment methods. Although individual and small business check writing has not yet begun to decline, the total number of personal, business and government checks written in the United States has been in decline since 1997. We believe the decline in personal, business and government checks is due to the increasing use of the alternative payment methods, increasing use of direct deposits for payroll and government transfer payments, and changing payment practices at large businesses and government agencies.

   The most common method by which consumers order checks is through financial institutions. We believe such orders comprised approximately 73% of all check sales to individuals and small businesses in 2000. Orders originating in this manner are sourced through financial institutions such as banks, savings and loan institutions, credit unions, brokerages and other financial institutions. In recent years, margins on check orders obtained through financial institutions have been pressured by competitive factors and by the consolidation in the financial institution industry. Margin pressure arising from consolidation in the financial institution industry is a result of merged entities seeking not only the most favorable prices formerly offered to the predecessor institutions but also additional discounts due to the greater volume represented by the combined company.

   The direct-to-the-consumer method of ordering checks emerged in the mid-1980s based upon consumer desire for lower-priced alternatives to checks obtained through financial institutions and the ability to obtain enhanced design selections. We believe that direct sales to individuals and small businesses have slightly increased from 1997 to 2000. Direct-to-the-consumer checks are marketed to individuals and small businesses primarily through newspaper and magazine inserts, direct mail advertisements, catalogs and the Internet.

DELUXE'S PRODUCTS AND SERVICES
   For the past 85 years, we have provided check printing services to consumers through financial institutions. We have developed relationships with financial institutions where the financial institution agrees to offer checks we produce to its customers. We provide these checks to these customers at prices negotiated by their financial institutions. Customers commonly submit initial check orders and reorders to their respective financial institutions, who then forward those requests to us. Printed checks are always shipped directly by us to the customers. Our charges are usually paid by electronic transfer directly from the customers' accounts. We typically produce and ship check orders within two days after the receipt of an order. We sold checks through more than 10,000 financial institutions during 2000.

   Our relationships with specific financial institutions are usually formalized through supply contracts averaging three to five years in duration. We are committed to our financial institution relationships and seek to strengthen and expand them by emphasizing the breadth and value of our checks and related products and services. While the majority of our check orders are generated through our relationships with financial institutions, we also offer checks and related products directly to individuals and small businesses.

   We increased our direct-to-the-consumer selling in the 1980's in response to the changes in the industry, although we have been selling products directly to consumers since our first catalog was produced in 1918. In 1987, we expanded our direct-to-consumer selling through an acquisition. We use a variety of direct marketing techniques to acquire new customers in the direct-to-the-consumer market, including free-standing inserts in newspapers, direct mail, catalogs and referrals from other third parties, including our financial institution clients. We also use Internet banner advertising and hyperlinks to direct traffic to our websites. We have been emphasizing telephone and Internet contacts because they are more effective than mail for our selling efforts.

   We have three websites that sell checks and related products directly to customers: www.checksunlimited.com, www.designerchecks.com and www.deluxeforms.com. Currently, almost ten percent of our orders received directly are obtained from customers via the Internet. We received over one million Internet orders for our checks and forms in 2000.

   As part of our growth strategy, we acquired Designer Checks, Inc. in February 2000. This acquisition provided us with access to additional customers, as well as additional capacity, new product configurations such as a side tear option, and additional background designs for our checks. As part of our growth and e-commerce retailing strategies, we have offered many of our business partners access to our small business website so that their customers can order online with us. Although orders from new customers obtained in this manner are not a significant contributor to our revenue at this time, we believe that this additional order capture medium will allow customers to access a wider range of products and services and will provide further convenience when placing orders. We believe this will increase customer satisfaction and encourage repeat sales.

   Due to our belief that the individual and small business segments of the check industry will eventually decline due to the increasing use of alternative payment methods, we have implemented measures to reduce costs of production and other cost management measures. In 1996, we announced a plan to close 21 of our financial institution check printing plants over a two-year period in order to better manage our cost structure. Four additional plant closings were announced in 1998. The plant closings were made possible by advancements in our telecommunications, order processing and printing technologies. By the end of 2000, all of the production functions in these 25 plants were closed. Four of the order capture and processing functions remain open and are expected to be closed in 2001. We have also outsourced many non-strategic areas, such as information technology (IT) application development, mail processing and certain data entry and accounting functions.

   Our checks offer consumers opportunities to express their personal style, which is a key element in our customer merchandising approach. In addition to including basic name and address information on their checks, customers may add other details and may choose from many variations in the format and style of their checks, including:

         *        selection of type fonts;

         *        placement of information on the check;

         * approximately 200 distinct background designs, including choice of plain safety paper designs or background designs, including specially licensed designs from companies such as Disney (R), Coca-Cola Company, Warner Bros. and NASCAR Inc.;

         *        choice of paper and ink color;

         *        choice of top or side tear options; and

         *        choice of stubs or duplicate copies.

   Over the last several years, we have begun offering enhanced services, such as customized reporting services, file management and expedited account conversion support, to our financial institution clients in order to increase efficiency and our revenue. We continue to offer our SecureMail(TM) service, which we implemented in September 1999, to help protect financial institutions and their customers from check order fraud.

   The primary raw materials used in producing our products are paper, ink and cartons. We purchase paper, ink and cartons from various sources. We believe that supplies of our materials are sufficient to meet our planned operating needs for the foreseeable future. We also utilize a paper printing plate material that is available from only a limited number of sources. We believe our source provides a reliable supply of this material and that it maintains an inventory sufficient to avoid any production disruptions in the event of an interruption of its supply.

OUR STRATEGY
   Our strategy is to strengthen our leading position in the markets in which we compete by leveraging our core competencies, which are personalization, direct marketing and e-commerce, adding services and expanding product offerings to retain and gain market share. Key elements of our strategy are to:

         * LEVERAGE CORE COMPETENCIES TO DEVELOP NEW SOURCES OF REVENUE THROUGH NEW AND EXPANDING PRODUCT OFFERINGS WITHIN OUR EXISTING BUSINESSES.

                       PROVIDE ADDITIONAL SERVICES AND NEW PRODUCTS. We intend to sell additional services and new product offerings to our existing customers. For example, we recently introduced a line of Disney(R) check designs. This marks the first time that Disney(R) characters have appeared on personal checks and related products.

                       PURSUE EXPANDED PRODUCT OFFERING OPPORTUNITIES. We intend to maximize revenue per order by pursuing expanded product offering opportunities within our existing customer base. For example, our customers have specific preferences and requirements. When we take reorders directly via the Internet and our voice response unit from financial institution customers, we have an opportunity to directly focus on their preferences and requirements. This allows us the opportunity to sell more products and additional services to them. We intend to expand our direct contact with customers by providing them with the ability to process reorders by speaking directly to a person via the telephone. We also pursue cross-selling opportunities by placing advertising inserts in the boxes of checks we ship and by placing hyperlinks on our websites.

         * FURTHER EXPAND OUR PRESENCE ON THE INTERNET. Consumers' willingness to do business via electronic methods is beneficial for us due to the accuracy, efficiency and convenience of this medium. In addition, the Internet allows us to connect directly with check writers, affording us the opportunity to improve product mix and customer satisfaction.

         * INVEST IN TECHNOLOGY AND PROCESSES THAT WILL LOWER OUR COST STRUCTURE. We intend to continue to manage our costs carefully and to invest in technology and processes to increase operating efficiency in our business. In recent years we have implemented a number of programs to control expenses and increase efficiency, such as consolidating plants, improving production capacity, implementing electronic customer interfaces and outsourcing certain IT application development and mail processing functions.

         * CONSIDER ACQUISITIONS THAT LEVERAGE CORE COMPETENCIES, ARE ACCRETIVE TO EARNINGS AND GENERATE CASH FROM OPERATING ACTIVITIES. For example, we acquired Designer Checks, Inc. in February 2000 which contributed positive earnings and cash flow to our operations.

COMPETITION
   The check printing industry is highly competitive. We expect that competition will intensify as the overall check industry continues to mature and decline. We face competition from alternative electronic payment systems such as automatic teller machines, credit cards, debit cards and electronic payment systems, such as electronic bill presentment and payment. We also face considerable competition from at least six other check printers. Electronic commerce is new, rapidly evolving and intensely competitive. As we expand our e-commerce presence, we will face competition from check printing software vendors and from Internet-based sellers of checks and related products to consumers, such as iPrint or ImageX.

   In the check printing industry, the principal factors on which we compete are service, convenience, quality, product range and price. From time to time, some of our check printing competitors have reduced the prices of their products in an attempt to gain greater volume, and the corresponding pricing pressure placed on us has resulted in reduced profit margins for us in the past. We have also experienced some loss of business due to our refusal to meet competitive prices that fell below our profitability targets. Similar pressures may result in margin reductions in the future.

GOVERNMENT REGULATION
   We will be subject to the privacy requirements of a new federal financial modernization law known as the Gramm-Leach-Bliley Act, enforcement of which will begin in July 2001. Regulations implementing the Act require each regulated entity to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter.

   The regulations will require us to provide a notice to our consumer customers to allow them an opportunity to remove their nonpublic personal information from our files before we share their information with certain third parties. The regulations, including the above provision, may limit our ability to use our direct consumer data in our businesses. However, the regulations allow us to transfer consumer information to process a transaction that a consumer requests and to protect the confidentiality of a consumer's records or to protect against or prevent actual or potential fraud, unauthorized transactions, claims or other liability. We are also allowed to transfer consumer information for required institutional risk control and for resolving customer disputes or inquiries. We may also contribute consumer information to a consumer reporting agency pursuant to the Fair Credit Reporting Act.

   We are evaluating the methods by which we will comply with the regulations and any related contractual requirements. Further, we anticipate that our financial institution clients will request various contractual provisions in their agreements with us that are intended to comply with their obligations under the Act and regulations.

   We have entered into an agreement, effective until July 1, 2001, with eFunds pursuant to which we will contribute consumer information to eFunds. eFunds has agreed that it may only use this information for purposes that are consistent with applicable federal, state and local laws.

   Congress and many states are considering more stringent laws or regulations that, among other things, restrict the purchase, sale or sharing of non-public personal information about consumers. For example, legislation has been introduced in Congress to further restrict the sharing of consumer information by financial institutions, as well as to require that a consumer opt-in prior to a financial institution's use of his or her data in its marketing program.

   Laws and regulations may be adopted in the future with respect to the Internet or e-commerce covering issues such as user privacy. New laws or regulations may impede the growth of Internet business. This could decrease traffic to our websites and the demand for our products. Moreover, the applicability to the Internet of existing laws governing property ownership, taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

INTELLECTUAL PROPERTY RIGHTS
   We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our intellectual property. Intellectual property laws afford limited protection. It may be possible for a third party to copy our products and services or otherwise obtain and use our proprietary information without our permission. There is no assurance that our competitors will not independently develop products and services that are substantially equivalent or superior to our products and services.

EMPLOYEES
   As of December 31, 2000, we had approximately 7,800 full- and part-time employees employed within the United States. Of the total number of employees, 3,390 were engaged in production, 3,259 were engaged in customer and technical support services, 428 were engaged in sales and marketing and 723 were engaged in administrative and other functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

OTHER FINANCIAL INFORMATION
   The information about segments and geographic areas appearing under the caption "Note 15. Business segment information" on pages 43 through 45 of the Annual Report is incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT
   Our executive officers are elected by the board of directors each year. The term of office of each executive officer will expire at the annual meeting of the board of directors that will be held after the regular shareholders meeting on May 8, 2001. The executive officers and their positions are as follows:

----------------------- ----------------------------------- ------ -------------
Name                    Position                            Age    Officer Since
----------------------- ----------------------------------- ------ -------------
Lawrence J. Mosner      Chairman of the Board and Chief     59     1995
                        Executive Officer
----------------------- ----------------------------------- ------ -------------
Ronald E. Eilers        President and Chief Operating       53     1996
                        Officer
----------------------- ----------------------------------- ------ -------------
Stephen J. Berry        Senior Vice President, President    38     2000
                        - Checks Unlimited/Designer Checks
----------------------- ----------------------------------- ------ -------------
Guy C. Feltz            Senior Vice President, President    45     2000
                        - FI Check Printing
----------------------- ----------------------------------- ------ -------------
Sonia W. St. Charles    Senior Vice President, Human        40     2000
                        Resources
----------------------- ----------------------------------- ------ -------------
Anthony C. Scarfone     Senior Vice President, General      39     2000
                        Counsel and Secretary
----------------------- ----------------------------------- ------ -------------
Warner F. Schlais       Senior Vice President and Chief     48     2000
                        Information Officer
----------------------- ----------------------------------- ------ -------------
Richard L. Schulte      Senior Vice President, President    44     2000
                        - Deluxe Business Forms and
                        Supply Chain
----------------------- ----------------------------------- ------ -------------
Douglas J. Treff        Senior Vice President and Chief     43     2000
                        Financial Officer
----------------------- ----------------------------------- ------ -------------
Gene H. Peterson        Vice President, eBusiness and       56     2000
                        Corporate Development
----------------------- ----------------------------------- ------ -------------

   LAWRENCE J. MOSNER has served as chairman of the board and chief executive officer of Deluxe since the spin-off of eFunds from the Company, which was completed on December 29, 2000. Prior to this position, Mr. Mosner served as vice chairman, a position he assumed in August 1999. Before being named as vice chairman, Mr. Mosner served as executive vice president of the Company. In that position, Mr. Mosner had overall responsibility for all of the Company's day-to-day operations from July 1997 until April 1999, at which point he was designated to lead the Company's initiative to restructure the Company's various businesses along business unit lines and otherwise evaluate strategic alternatives for enhancing shareholder value. From February to July 1997, Mr. Mosner was senior vice president of the Company and served as president of its Paper Payment Systems business unit. From November 1995 until February 1997, Mr. Mosner served as senior vice president of the Company and president of Deluxe Direct, Inc., a subsidiary of the Company that included all of its business units selling directly to individuals and small businesses.

   RONALD E. EILERS has served as president and chief operating officer of the Company since December 29, 2000. From August 1997 to December 2000, Mr. Eilers was a senior vice president of the Company and managed its Paper Payment Systems business. From February 1997 to August 1997, Mr. Eilers was president of Deluxe Direct, Inc., a subsidiary of the Company, and from October 1996 was vice president of Deluxe Direct, Inc. In 1995, Mr. Eilers became president of PaperDirect, Inc., a subsidiary of the Company, and the manager of the Company's business forms division.

   STEPHEN J. BERRY was named a senior vice president of the Company in December 2000 and has served as president of Checks Unlimited, LLC and Designer Checks (Direct Checks), the direct to consumer check provider subsidiary of the Company, since May 1999. From August 1997 to April 1999, Mr. Berry was director of marketing for Direct Checks, and from August 1996 to July 1997 was a marketing manager for Direct Checks. Mr. Berry was its customer service and telemarketing manager from April 1994 to July 1996.

   GUY C. FELTZ was named a senior vice president of the Company in December 2000 and has served as president of the Company's financial institution check printing business since July 2000. He was also a vice president of the Company from July to December 2000. From August 1999 to July 2000, Mr. Feltz served as senior vice president of sales and marketing of the Company's financial institution check printing business. From June 1998 to July 1999, Mr. Feltz was the president and chief executive officer of the Company's government services business, which is part of Deluxe's former subsidiary, eFunds. From May 1996 to May 1998, he served as president of Deluxe-HCL, an international joint venture of the Company.

   SONIA W. ST. CHARLES was named an executive officer of the Company in December 2000 and has served as senior vice president of human resources since May 1999. From October 1997 to April 1999, Ms. St. Charles was vice president of human resources for the company and from July 1996 to July 1997 was vice president of human resources for the Company's financial services group. She joined PaperDirect, Inc., a subsidiary of the Company, in August 1994 as vice president of human resources and held that position until June 1996.

   ANTHONY C. SCARFONE joined the Company in September 2000 as senior vice president, general counsel and secretary and became an executive officer of the Company in December 2000. Prior to joining the Company, Mr. Scarfone served as vice president, general counsel and secretary of Dahlberg, Inc., a worldwide manufacturer, distributor and retailer of electronic hearing devices, a position he held from November 1993 to November 1999.

   WARNER F. SCHLAIS has served as senior vice president and chief information officer since November 1999, and became an executive officer of the Company in December 2000. From December 1997 to November 1999, Mr. Schlais was vice president and chief information officer and from April 1995 to December 1997 was the Company's vice president of applications development.

   RICHARD L. SCHULTE was named a senior vice president of the Company in December 2000 and has served as president of the Company's business forms and supply chain areas since July 2000. From May 1999 to July 2000, Mr. Schulte was senior vice president of supply chain and operations for the Company. From 1995 to May 1999, he was president and general manager of Current, Inc. (now Direct Checks), the Company's direct mail check business.

   DOUGLAS J. TREFF joined the Company in October 2000 as senior vice president and chief financial officer and became an executive officer of the Company in December 2000. From February 1993 until Mr. Treff joined the Company, he served as vice president, finance, of Wilsons the Leather Experts, Inc. (Wilsons), a leather specialty apparel retailer. He was also appointed chief financial officer of Wilsons in May 1996.

   GENE H. PETERSON was named an executive officer of the Company in December 2000 and has served as vice president, eBusiness and corporate development since November 1999. From October 1997 until November 1999, Mr. Peterson was vice president of planning and development. From February 1996 to October 1997, he served as vice president of planning and development for the Company's financial services division.

ITEM 2. PROPERTIES

   We conduct our operations in 22 principal facilities, 18 of which are used for production and service operations. These facilities are located in 15 states and total approximately 2,333,000 square feet. Our headquarters occupies a 158,000-square-foot building in Shoreview, Minnesota. We believe that our current facilities are adequate to meet our anticipated space requirements. We believe that additional space will be available at a reasonable cost to meet our future needs. The following table provides a description of our principal facilities:

                                                         OWNED OR
                                                          LEASE
                                      APPROXIMATE       EXPIRATION
LOCATION                              SQUARE FEET          DATE                      FUNCTION
--------                              -----------          ----                      --------
Shoreview, Minnesota (2 locations)      313,965           Owned          Administration, marketing, sales,
                                                                         teleservice center and headquarters
Lancaster, California                    68,539           Owned          Production and mail center
Des Plaines, Illinois                   191,805           Owned          Production and distribution
Colorado Springs, Colorado              291,311           Owned          Production, administration, marketing
                                                                         and teleservice center
Dallas, Texas                            53,490           Owned          Production
Greensboro, North Carolina               44,336           Owned          Production
Indianapolis, Indiana                    43,969           Owned          Production
Lenexa, Kansas (2 locations)            321,080           Owned          Production, distribution and
                                                                         teleservice center
Mountain Lakes, New Jersey               62,961           Owned          Production
Pittsburgh, Pennsylvania                 45,884           Owned          Production
Streetsboro, Ohio                       115,205           Owned          Production
Salt Lake City, Utah                     95,307           Owned          Production
Campbell, California                     68,655           Owned          Production
Shoreview, Minnesota (2 locations)      189,338       September 2006     Administration
Shoreview, Minnesota                    180,832       September 2009     Administration
Anniston, Alabama                        83,400         June 2001        Production, marketing, and
                                                                         teleservice center
Greensboro, North Carolina               65,340       November 2007      Teleservice center
Syracuse, New York                       47,469       December 2004      Teleservice center
Phoenix, Arizona                         50,337         June 2003        Administration and teleservice
                                                                         center

ITEM 3. LEGAL PROCEEDINGS

   Other than routine litigation incidental to our business, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the New York Stock Exchange under the symbol DLX. During the years ended December 31, 2000 and 1999, we declared dividends of $0.37 per share during each quarterly period. As of December 31, 2000, the number of shareholders of record was 12,770. The table below shows the per-share price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange. The per-share prices have been adjusted to reflect the spin-off of our subsidiary, eFunds Corporation, on December 29, 2000.


      STOCK PRICE RANGES (DOLLARS)       HIGH       LOW         CLOSE
      ----------------------------------------------------------------
      2000
        Quarter 1                        23.18      17.74       21.18
        Quarter 2                        21.23      18.65       18.84
        Quarter 3                        19.19      15.99       16.24
        Quarter 4                        20.20      15.89       20.20
      ----------------------------------------------------------------
      1999
        Quarter 1                        29.88      23.28       23.28
        Quarter 2                        31.03      22.63       31.03
        Quarter 3                        32.37      26.48       27.18
        Quarter 4                        27.83      19.79       21.93
      ----------------------------------------------------------------


ITEM 6. SELECTED FINANCIAL DATA

   The information appearing under the caption "Five-year Summary" on page 25 of the Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 23 of the Annual Report is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information appearing under the caption "Market Risk Disclosure" on page 23 of the Annual Report is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements, notes and independent auditors' report on pages 26 through 50 of the Annual Report and the information appearing under the caption "Summarized Quarterly Financial Data" (unaudited) on page 51 of the Annual Report is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On March 16, 2001, the Company determined not to re-engage its independent auditors, Deloitte & Touche LLP ("Deloitte") and appointed PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as its new independent auditors for the fiscal year ending December 31, 2001. This determination followed the Company's decision to seek competitive bids from independent accounting firms, including Deloitte, with respect to the engagement of independent accountants to audit the Company's consolidated financial statements for the fiscal year ending December 31, 2001. The decision not to re-engage Deloitte and to engage PricewaterhouseCoopers was approved by the unanimous vote of the Company's board of directors upon the recommendation of its audit committee. The shareholders of the Company will be asked to ratify the appointment of PricewaterhouseCoopers at the Company's Annual Meeting to be held on May 8, 2001.

   The reports of Deloitte on the consolidated financial statements of the Company for its fiscal years ended December 31, 2000 and December 31, 1999 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period through March 16, 2001, (i) there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports (a "Disagreement") and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (a "Reportable Event").

   The Company reported the change in accountants on Form 8-K on March 21, 2001. The Form 8-K contained a letter from Deloitte addressed to the Securities and Exchange Commission stating that it agreed with certain of the above statements, and had no reason to agree or disagree with the remaining statements.


                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                         EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year-end, is incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following financial statements, schedules and independent auditors' report and consent are filed with or incorporated by reference in this report:

                                                                      Page in
   Financial Statements                                            Annual Report
   --------------------                                            -------------

    Consolidated Balance Sheets at December 31, 2000 and 1999............26
    Consolidated Statements of Income for each of the three
       years in the period ended December 31, 2000.......................27
    Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2000.............27
    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000......................28
    Notes to Consolidated Financial Statements........................29-49
    Independent Auditors' Report ........................................50
    Supplemental Financial Information (Unaudited):
    -----------------------------------------------
    Summarized Quarterly Financial Data .................................51

                                                                    Page in this
                                                                     Form 10-K
                                                                     ---------

    Independent Auditors' Consent to the incorporation by
    reference of its reports in the Company's registration
    statements numbered 2-96963, 33-53585, 33-57261,
    33-32279, 33-58510, 33-62041, 333-03625, 33-48967,
    333-95739, 333-52452 and 333-52454..................................F-1

   Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.


   (b) Reports on Form 8-K

       The Company filed the following reports on Form 8-K:

         * December 4, 2000 report concerning approval by the Company's board of directors of the spin-off of eFunds.

         * December 14, 2000 report concerning a press release issued by the Company announcing the final distribution ratio for the spin-off of eFunds.

         * December 19, 2000 report providing an information statement concerning the spin-off of eFunds.

         * January 12, 2001 report announcing the completion of the spin-off of eFunds and providing required pro forma financial information.

         * March 21, 2001 report concerning a change in certified public accountants.

   (c) The following exhibits are filed as part of or are incorporated in this report by reference:

    Exhibit                                                            Method of
    Number                      Description                             Filing
    ------                      -----------                             ------

     2.1    Initial Public Offering and Distribution Agreement,            *
            dated as of March 31, 2000, by and between Deluxe and eFunds (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 ("the S-1") filed by eFunds Corporation with the Securities and Exchange
            Commission (the "Commission") on April 4, 2000,
            Registration No. 333-33992)).


     3.1    Articles of Incorporation (incorporated by reference to        *
            the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

     3.2    Bylaws (incorporated by reference to Exhibit 3.2 to the        *
            Company's Quarterly Report on Form 10-Q ("the September
            1999 10-Q") for the quarter ended September 30, 1999).


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

     4.3    Amended and Restated Credit Agreement, dated as of July        *
            8, 1997, among the Company, Bank of America National
            Trust and Savings Association, as agent, and the other financial institutions party thereto, related to a $150,000,000 committed line of credit (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K ("the 1997 10-K") for the year ended
            December 31, 1997).

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

     4.6    Extension of the August 30, 1999 Credit Agreement,             *
            entered into as of August 14, 2000 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
            Report on Form 10-Q ("the September 2000 10-Q") for the
            Quarter Ended September 30, 2000).

     4.7    Amendment to Amended and Restated Credit Agreement dated       *
            July 8, 1997, entered into as of August 14, 2000
            (incorporated by reference to Exhibit 10.5 to the September 2000 10-Q).

     4.8    Second Amendment to Amended and Restated Credit              Filed
            Agreement dated July 8, 1997, entered into as of October    herewith
            5, 2000.

     4.9    Amendment to the August 30, 1999 Credit Agreement,           Filed
            entered into as of October 5, 2000.                         herewith

     10.1   Deluxe Corporation 2000 Annual Incentive Plan                  *
            (incorporated by reference to Exhibit 10.1 to the September 2000 10-Q).

     10.2   Deluxe Corporation 2000 Stock Incentive Plan                   *
            (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).

     10.3   Deluxe Corporation 2000 Employee Stock Purchase Plan           *
            (incorporated by reference to Exhibit 10.3 to the September 2000 10-Q).

     10.4   Deluxe Corporation Executive Deferred Compensation Plan        *
            for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q ("the June 2000
            10-Q") for the quarter ended June 30, 2000).

     10.5   Deluxe Corporation Supplemental Benefit Plan                   *
            (incorporated by reference to Exhibit (10)(B) to the Company's Annual Report on Form 10-K ("the 1995 10-K") for the Year Ended December 31, 1995).

     10.6   Description of Deluxe Corporation Non-employee Director        *
            Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual
            Report on Form 10-K for the Year ended December 31,
            1996).

     10.7   Deluxe Corporation 1998 DeluxeSHARES Plan (incorporated        *
            by reference to Exhibit 10.9 to the 1997 10-K).

     10.8   Description of modification to the Deluxe Corporation          *
            Non-Employee Director Retirement and Deferred
            Compensation Plan (incorporated by reference to Exhibit
            10.10 to the 1997 10-K).

     10.9   Description of non-employee Director Compensation              *
            Arrangements (incorporated by reference to Exhibit 10.14
            to the Company's Annual Report on Form 10-K ("the 1999
            10-K") for the Year Ended December 31,1999).

     10.10  Description of John A. Blanchard III Supplemental              *
            Pension Plan (incorporated by reference to Exhibit 10(H) to the 1995 10-K).

     10.11  Government Services Indemnification Agreement, dated as        *
            of May 1, 2000, by and between eFunds Corporation and the Company (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the S-1 filed by eFunds
            Corporation with the Commission on May 15, 2000
            (Registration No. 333-33992)).

     10.12  Professional Services Agreement, dated as of April 1,          *
            2000, by and between eFunds Corporation and the Company (incorporated by reference to Exhibit 10.10 to Amendment
            No. 1 to the S-1 filed by eFunds Corporation with the Commission on May 15, 2000 (Registration No.
            333-33992)).

     10.13  Tax Sharing Agreement, dated as of April 1, 2000, by and       *
            between eFunds Corporation and the Company (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the S-1 filed by eFunds Corporation with the Commission on May 15, 2000 (Registration No. 33-33992)).

     10.14  Amendment, dated November 1, 1999, to Executive                *
            Retention Agreement, dated as of January 9, 1998, between John A. Blanchard III and the Company
            (incorporated by reference to Exhibit 10.21 to the 1999
            10-K).

     10.15  Executive Employment Agreement, dated as of May 9, 2000,       *
            by and between eFunds Corporation and John A. Blanchard
            III (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the S-1 filed by eFunds Corporation with the Commission on May 15, 2000 (Registration No.
            333-33992)).

     10.16  Agreement to Terminate Executive Retention Agreement and       *
            Memorandum Dated October 11, 1995, dated May 9, 2000, by and between John A. Blanchard III and the Company
            (incorporated by reference to Exhibit 10.26 to the June
            2000 10-Q).

     10.17  Severance Agreement entered into effective March 1, 2001     Filed
            between the Company and the following executive             herewith
            officers: Ronald E. Eilers, Anthony C. Scarfone, Richard
            L. Schulte, Douglas J. Treff, Stephen J. Berry, Warner
            F. Schlais, Sonia W. St. Charles, Guy C. Feltz, and
            Gene H. Peterson.

     10.18  Severance Agreement entered into effective March 1, 2001     Filed
            between the Company and Lawrence J. Mosner.                 herewith

     10.19  Executive Retention Agreement entered into effective         Filed
            December 18, 2000 between the Company and the following     herewith
            executive officers of the Company: Lawrence J. Mosner, Ronald E. Eilers, Anthony C. Scarfone, Richard L.
            Schulte, Douglas J. Treff, Stephen J. Berry, Warner F.
            Schlais, Sonia W. St. Charles, Guy C. Feltz, and Gene H.
            Peterson.

     12.5   Statement re: computation of ratios.                         Filed
                                                                        herewith

     13     2000 Annual Report to shareholders.                          Filed
                                                                        herewith

     21.1   Subsidiaries of the Registrant.                              Filed
                                                                        herewith

     23     Consent of Experts and Counsel (incorporated by                *
            reference to page F-1 of this Annual Report on Form
            10-K).

     24.1   Power of attorney.                                           Filed
                                                                        herewith

     99.1   Cautionary Statements and Risk Factors.                      Filed
                                                                        herewith

------------------------
*Incorporated by reference

   Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of the Company's reasonable expenses ($.25 per page) in furnishing such copies.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shoreview, State of Minnesota.

                                         DELUXE CORPORATION

Date: March 23, 2001                     By: /s/ Lawrence J. Mosner
                                             ----------------------------------
                                             Lawrence J. Mosner
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 23, 2001.

SIGNATURE                                TITLE
---------                                -----

By /s/ Lawrence J. Mosner                Chairman of the Board of Directors
   -------------------------------       and Chief Executive Officer
   Lawrence J. Mosner                    (Principal Executive Officer)


By /s/ Douglas J. Treff                  Senior Vice President and Chief
   -------------------------------       Financial Officer (Principal
   Douglas J. Treff                      Financial Officer and Principal
                                         Accounting Officer)

              *                          Director
   -------------------------------
   Ronald E. Eilers

              *                          Director
   -------------------------------
   Barbara B. Grogan


              *                          Director
   -------------------------------
   Stephen P. Nachtsheim


              *                          Director
   -------------------------------
   Calvin W. Aurand, Jr.

              *                          Director
   -------------------------------
   Donald R. Hollis


              *                          Director
   -------------------------------
   Robert C. Salipante


              *                          Director
   -------------------------------
   Daniel D. Granger


              *                         Director
   -------------------------------
   Cheryl E. Mayberry


              *                         Director
   -------------------------------
   Charles A. Haggerty


*By: /s/ Lawrence J. Mosner
     -----------------------------
         Lawrence J. Mosner
         Attorney-in-Fact

                          INDEPENDENT AUDITORS' CONSENT

   We consent to the incorporation by reference in Registration Statements Nos. 2-96963, 33-53585, 33-57261, 333-03625, 33-48967, 333-95739, 333-52452 and
333-52454 on Form S-8 and 33-32279, 33-58510 and 33-62041 on Form S-3 of our
report dated January 25, 2001, incorporated by reference in this Annual Report on Form 10-K of Deluxe Corporation for the year ended December 31, 2000.

   /s/ Deloitte & Touche LLP
   Deloitte & Touche LLP
   Minneapolis, Minnesota
   March 21, 2001

                                  EXHIBIT INDEX

   The following exhibits are filed as part of this report:

   Exhibit                                                               Page
   Number                           Description                          Number
   ------                           -----------                          ------

    4.8       Second Amendment to Amended and Restated Credit
              Agreement dated July 8, 1997, entered into as of October 5, 2000.

    4.9 Amendment to the August 30, 1999 Credit Agreement, entered into as of October 5, 2000.

    10.17 Severance Agreement entered into effective March 1, 2001 between the Company and the following executive officers: Ronald E. Eilers, Anthony C. Scarfone, Richard L. Schulte, Douglas J. Treff, Stephen J. Berry, Warner F. Schlais, Sonia W. St. Charles, Guy C. Feltz, and Gene H. Peterson.

    10.18     Severance Agreement entered into effective March 1,
              2001 between the Company and Lawrence J. Mosner.


    10.19 Executive Retention Agreement entered into effective December 18, 2000 between the Company and the following executive officers of the Company: Lawrence
              J. Mosner, Ronald E. Eilers, Anthony C. Scarfone, Richard L. Schulte, Douglas J. Treff, Stephen J. Berry, Warner F. Schlais, Sonia W. St. Charles, Guy C. Feltz, and Gene H. Peterson.

    12.5      Statement re: computation of ratios.

    13        2000 Annual Report to shareholders.

    21.1      Subsidiaries of the Registrant.

    24.1      Power of attorney.

    99.1      Cautionary Statements and Risk Factors.