Form 10-Q
period 2001-03-31
DELUXE CORP
filed 2001-05-08
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending       March 31, 2001
                            ----------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:              1-7945
                        --------------------------------


                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                      41-0216800
------------------------------------------    ----------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

3680 Victoria St., N. Shoreview, Minnesota                55126-2966
------------------------------------------    ----------------------------------
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

                                                     Yes ___X___   No _______


The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 20, 2001 was 70,659,960.

ITEM I. FINANCIAL STATEMENTS

                          PART I. FINANCIAL INFORMATION

                               DELUXE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              UNAUDITED
                                                                              MARCH 31,       DECEMBER 31,
                                                                                2001             2000
                                                                                ----             ----
                                                                                (DOLLARS IN THOUSANDS)
Current Assets:
     Cash and cash equivalents ........................................      $    4,147       $   80,732
     Marketable securities ............................................          15,637           18,458
     Trade accounts receivable (net of allowances for
       doubtful accounts of $1,465 and $1,415, respectively) ..........          49,119           46,332
     Inventories ......................................................          10,306           10,560
     Supplies .........................................................          12,541           12,578
     Deferred advertising .............................................          15,555           17,089
     Deferred income taxes ............................................           6,817            6,877
     Prepaid expenses .................................................          27,798           20,115
     Other current assets .............................................           7,809            6,997
                                                                             ----------       ----------
       Total current assets ...........................................         149,729          219,738
Long-term Assets:
      Investments .....................................................          38,980           35,555
      Property, plant, and equipment (net of accumulated depreciation
        of $300,627 and $295,812, respectively) .......................         169,944          173,956
      Intangibles (net of accumulated amortization of $84,470 and
        $75,355, respectively) ........................................         219,373          222,798
      Other long-term assets ..........................................          23,878            8,392
                                                                             ----------       ----------
            Total long-term assets ....................................         452,175          440,701
                                                                             ----------       ----------
            Total assets ..............................................      $  601,904       $  660,439
                                                                             ==========       ==========

Current Liabilities:
   Accounts payable ...................................................      $   50,329       $   43,161
   Accrued liabilities:
     Wages and vacation pay ...........................................          28,156           36,191
     Employee profit sharing and pension ..............................           6,202           21,872
     Accrued income taxes .............................................          42,939           27,065
     Accrued rebates ..................................................          23,335           24,968
     Other ............................................................          58,694           62,214
   Short-term debt ....................................................          77,500               --
   Long-term debt due within one year .................................           1,268          100,672
                                                                             ----------       ----------
      Total current liabilities .......................................         288,423          316,143
Long-term Debt ........................................................          11,286           10,201
Deferred Income Taxes .................................................          60,712           60,712
Other Long-term Liabilities ...........................................           7,942           10,575
Shareholders' Equity:
   Common shares $1 par value (authorized:
      500,000,000 shares; issued: 2001 - 70,654,960; 2000 -
      72,555,474) .....................................................          70,655           72,555
   Additional paid-in capital .........................................           1,080           44,243
   Retained earnings ..................................................         161,926          146,243
   Unearned compensation ..............................................             (57)             (60)
   Accumulated other comprehensive income .............................             (63)            (173)
                                                                             ----------       ----------
       Total shareholders' equity .....................................         233,541          262,808
                                                                             ----------       ----------
          Total liabilities and shareholders' equity ..................      $  601,904       $  660,439
                                                                             ==========       ==========

            See Notes to Unaudited Consolidated Financial Statements

                               DELUXE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                  UNAUDITED
                                                                           QUARTER ENDED MARCH 31,
                                                                           -----------------------
                                                                            2001             2000
                                                                            ----             ----
                                                                            (DOLLARS IN THOUSANDS,
                                                                           EXCEPT PER SHARE AMOUNTS)
Revenue ...........................................................      $  315,794       $  321,578
   Cost of goods sold .............................................         116,483          115,371
                                                                         ----------       ----------
Gross Profit ......................................................         199,311          206,207

    Selling, general and administrative expense ...................         131,769          137,153
                                                                         ----------       ----------
Operating Income ..................................................          67,542           69,054

   Other income (expense) .........................................           1,280             (563)
                                                                         ----------       ----------
Income from Continuing Operations Before Interest and Taxes .......          68,822           68,491

   Interest expense ...............................................          (1,438)          (3,424)
   Investment income ..............................................             604            1,757
                                                                         ----------       ----------
Income from Continuing Operations Before Income Taxes .............          67,988           66,824

    Provision for income taxes ....................................          25,509           24,800
                                                                         ----------       ----------
Income from Continuing Operations .................................          42,479           42,024

Income from Discontinued Operations ...............................              --            2,298
                                                                         ----------       ----------

Net Income ........................................................      $   42,479       $   44,322
                                                                         ==========       ==========

Basic and Diluted Net Income per Share:
   Income from continuing operations ..............................      $     0.59       $     0.58
   Income from discontinued operations ............................              --             0.03
                                                                         ----------       ----------
Basic and Diluted Net Income per Share ............................      $     0.59       $     0.61
                                                                         ==========       ==========

Cash Dividends per Share ..........................................      $     0.37       $     0.37

Total Comprehensive Income ........................................      $   42,589       $   44,187

            See Notes to Unaudited Consolidated Financial Statements

                               DELUXE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          UNAUDITED
                                                                                   QUARTER ENDED MARCH 31,
                                                                                   -----------------------
                                                                                    2001             2000
                                                                                    ----             ----
                                                                                    (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities:
   Net income .............................................................      $   42,479       $   44,322
   Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
      Income from discontinued operations .................................              --           (2,298)
      Depreciation ........................................................           7,054            8,182
      Amortization of intangibles .........................................          10,934            7,165
      Share purchase discount .............................................             316              651
      Changes in assets and liabilities, net of effects from
        acquisitions and discontinued operations:
          Trade accounts receivable .......................................          (2,787)             478
          Inventories .....................................................             254              756
          Accounts payable ................................................           5,011           (8,721)
          Accrued wages, employee profit sharing and pension ..............         (22,823)         (22,978)
          Restructuring accruals ..........................................            (793)          (3,296)
          Other assets and liabilities ....................................         (13,448)           8,382
                                                                                 ----------       ----------
    Net cash provided by operating activities of continuing operations ....          26,197           32,643
                                                                                 ----------       ----------

Cash Flows from Investing Activities:
   Proceeds from sales of marketable securities ...........................          32,990            2,542
   Purchases of marketable securities .....................................         (30,000)              --
   Purchases of capital assets ............................................          (9,690)         (12,104)
   Payments for acquisitions, net of cash acquired ........................              --          (95,991)
   Proceeds from sales of capital assets ..................................           1,435            2,460
   Loan to others .........................................................              --           32,500
   Other ..................................................................          (3,866)          (6,837)
                                                                                 ----------       ----------
   Net cash used by investing activities of continuing operations .........          (9,131)         (77,430)
                                                                                 ----------       ----------

Cash Flows from Financing Activities:
   Net borrowings (payments) on short-term debt ...........................          77,500          (20,000)
   Payments on long-term debt .............................................        (100,263)            (165)
   Change in book overdrafts ..............................................           2,157             (732)
   Payments to retire shares ..............................................         (47,393)              --
   Proceeds from issuing shares under employee plans ......................           1,144            2,756
   Cash dividends paid to shareholders ....................................         (26,796)         (26,712)
                                                                                 ----------       ----------
   Net cash used by financing activities of continuing operations .........         (93,651)         (44,853)
                                                                                 ----------       ----------

Net Cash Used by Discontinued Operations ..................................              --          (15,635)
                                                                                 ----------       ----------

Net Decrease in Cash and Cash Equivalents .................................         (76,585)        (105,275)
Cash and Cash Equivalents at Beginning of Period ..........................          80,732          124,435
                                                                                 ----------       ----------
Cash and Cash Equivalents at End of Period ................................      $    4,147       $   19,160
                                                                                 ==========       ==========

            See Notes to Unaudited Consolidated Financial Statements

                               DELUXE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1. The condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statements of income and of cash flows for the quarters ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company's consolidated financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the Company's consolidated audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     2. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. The Company has reviewed the requirements of SFAS No. 133 and has determined that it currently has no free-standing or embedded derivatives. Application of this standard did not have an impact on the Company's reported operating results or financial position.

     3. The following table reflects the calculation of basic and diluted earnings per share from continuing operations (dollars and shares in thousands, except per share amounts):

                                                                   QUARTER ENDED
                                                                     MARCH 31,
                                                                     ---------
                                                                 2001         2000
                                                                 ----         ----
Income from continuing operations per share-basic:
  Income from continuing operations .....................      $42,479      $42,024
  Weighted average shares outstanding ...................       71,685       72,135
                                                               -------      -------
  Income from continuing operations per share-basic .....      $  0.59      $  0.58
                                                               =======      =======

Income from continuing operations per share-diluted:
  Income from continuing operations .....................      $42,479      $42,024
  Weighted average shares outstanding ...................       71,685       72,135
  Dilutive impact of options ............................          168           73
  Shares contingently issuable ..........................           56            3
                                                               -------      -------
  Weighted average shares and potential dilutive
     shares outstanding .................................       71,909       72,211
                                                               -------      -------
  Income from continuing operations per share-diluted ...      $  0.59      $  0.58
                                                               =======      =======

     During the first quarter of 2001 and 2000, options to purchase 4.0 million and 5.5 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share. The exercise prices of the excluded options were greater than the average market price of the Company's common shares during the respective periods.

     4. Certain amounts reported in 2000 have been reclassified to conform with the 2001 presentation. These changes had no impact on previously reported net income or shareholders' equity.

     5. Inventories were comprised of the following (dollars in thousands):

                                                     MARCH 31,     DECEMBER 31,
                                                       2001           2000
                                                       ----           ----
        Raw materials .........................      $ 2,685        $ 2,879
        Semi-finished goods ...................        6,555          6,504
        Finished goods ........................        1,066          1,177
                                                     -------        -------
          Total ...............................      $10,306        $10,560
                                                     =======        =======

     6. As of March 31, 2001, the Company had committed lines of credit for $450.0 million available for borrowing and as support for its $300.0 million commercial paper program. No amounts were drawn on these lines during the first three months of 2001. The average amount drawn on these lines during 2000 was $18.8 million at a weighted-average interest rate of 6.26%. As of March 31, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit. The average amount of commercial paper outstanding during the first three months of 2001 was $27.7 million at a weighted-average interest rate of 5.34%. As of March 31, 2001, $77.5 million was outstanding at a weighted-average interest rate of 5.05%. The average amount of commercial paper outstanding during 2000 was $6.2 million at a weighted-average interest rate of 6.56%. No commercial paper was outstanding as of December 31, 2000.

     The Company had uncommitted bank lines of credit for $60.0 million available at variable interest rates. No amounts were drawn on these lines of credit during the first three months of 2001. The average amount drawn on these lines of credit during 2000 was $33,000 at a weighted-average interest rate of 6.38%. As of March 31, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit.

     The Company has a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of March 31, 2001 and December 31, 2000, no such notes were issued or outstanding.

     7. The Company's consolidated balance sheets reflect restructuring accruals of $2.3 million and $3.1 million as of March 31, 2001 and December 31, 2000, respectively, for employee severance costs. The status of these restructuring accruals as of March 31, 2001 was as follows (dollars in millions):

                                CHECK PRINTING PLANT
                                  CLOSINGS/OTHER(1)    SG&A REDUCTIONS(2)        OTHER(3)              TOTAL
                               ------------------------------------------------------------------------------------
                                           NO. OF                NO. OF                NO. OF                NO. OF
                                         EMPLOYEES             EMPLOYEES             EMPLOYEES             EMPLOYEES
                                 AMOUNT   AFFECTED     AMOUNT   AFFECTED     AMOUNT   AFFECTED     AMOUNT   AFFECTED
                               -------------------------------------------------------------------------------------
Balance, December 31, 2000         $0.8        70       $ 1.5        40       $ 0.8        35        $3.1       145
  Severance paid.............      (0.3)      (15)       (0.3)       --        (0.2)      (18)       (0.8)      (33)
                               -------------------------------------------------------------------------------------
Balance, March 31, 2001......      $0.5        55       $ 1.2        40       $ 0.6        17        $2.3       112
                               =====================================================================================

(1) Includes charges related to implementing a new order processing and customer service system.
(2) Includes charges related to the Company's initiative to reduce selling, general and administrative expense.
(3)  Includes charges relating to the scaling-back of PlaidMoon.

     8. During 2000, the Company operated two business segments: Paper Payment Systems and eFunds. On December 29, 2000, the Company disposed of the eFunds segment via a spin-off transaction. For 2001, the Company has re-organized its remaining businesses into three business segments: FI Checks, Direct Checks and Business Forms. FI Checks sells checks and related products and services through financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Forms sells checks, forms and related products to small businesses through both financial institutions and directly to customers via direct mail and the

Internet. All three segments operate only in the United States. Prior year segment information has been revised to reflect this new organization.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the Company's notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Corporate expenses have been allocated to the segments based on segment revenues. This allocation includes expenses for various support functions such as executive management, human resources and finance, and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances have not been allocated to the segments. Corporate assets consist primarily of cash, investments and deferred tax assets relating to corporate activities.

     The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating income and other financial information shown. The following is the Company's segment information for the first quarter of 2001 and 2000 (dollars in thousands):

                                                                              CORPORATE AND
                              FI CHECKS    DIRECT CHECKS    BUSINESS FORMS      UNALLOCATED    CONSOLIDATED
                              ---------    -------------    --------------    -------------    ------------
Revenue:
                      2001     $186,169         $ 80,140          $ 49,485         $     --        $315,794
                      2000      205,278           69,709            46,591               --         321,578
Operating income:
                      2001       31,453           20,455            15,634               --          67,542
                      2000       43,192           11,891            13,971               --          69,054
Depreciation and
amortization expense:
                      2001       13,172            3,647             1,169               --          17,988
                      2000       11,924            2,272             1,151               --          15,347
Total assets:
                      2001      307,788          145,999            39,282          108,835         601,904
                      2000      342,085          154,440            43,089          354,519         894,133
Purchases of capital
assets:
                      2001        7,069            1,794               797               30           9,690
                      2000        7,196            1,639               487            2,782          12,104

     Corporate and Unallocated assets as of March 31, 2000, includes net assets of discontinued operations of $223.9 million. Corporate and Unallocated purchases of capital assets includes activity related to the Company's PlaidMoon project, which was scaled-back and repositioned into the other segments in the fourth quarter of 2000.

     9. Discontinued operations represents the results of the Company's eFunds segment, which was disposed of via a spin-off transaction on December 29, 2000. Revenue and loss from discontinued operations for the quarter ended March 31, 2000, were as follows (dollars in thousands):

      Revenue from external customers.............................      $84,614

      Pre-tax income from operations of discontinued
        operations before measurement date........................        4,209
      Pre-tax costs of spin-off...................................        (135)
      Income tax expense..........................................        1,776
                                                                        -------
          Income from discontinued operations.....................      $ 2,298
                                                                        =======

       In conjunction with the spin-off of eFunds, the Company has agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds' electronic benefits transfer and medical eligibility verification businesses prior to eFunds' initial public offering in June 2000, and from certain future losses on identified loss contracts. The maximum amount of litigation and contract losses for which the Company will indemnify eFunds is $14.6 million. Through March 31, 2001, no amounts have been paid or claimed under this indemnification agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY PROFILE

     During 2000, we operated two business segments: Paper Payment Systems and eFunds. On December 29, 2000, we disposed of the eFunds segment via a spin-off transaction. For 2001, we have re-organized our remaining businesses into three business segments: FI Checks, Direct Checks and Business Forms. FI Checks sells checks and related products and services through financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Forms sells checks, forms and related products to small businesses through both financial institutions and directly to customers via direct mail and the Internet. All three segments operate only in the United States.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

     REVENUE - Revenue decreased $5.8 million, or 1.8%, to $315.8 million in the first quarter of 2001 from $321.6 million in the first quarter of 2000. Units were down 4.0% as compared to the first quarter of 2000, while revenue per unit was up 2.3% as compared to last year. The decrease in revenue was primarily due to volume declines for FI Checks due to competitive pricing pressure and a shift by consumers to the direct channel. Partially offsetting this decline were price increases and increased volume for our other two segments. Direct Checks volume increased due to the acquisition of Designer Checks in February 2000, while Business Forms benefited from continued financial institution referrals.

     We anticipate that 2001 revenue will be flat compared to 2000. We plan to offset volume declines by expanding product offerings and increasing our customer base through promotional spending.

     GROSS PROFIT - Gross profit decreased $6.9 million to $199.3 million in the first quarter of 2001 from $206.2 million in the first quarter of 2000. As a percentage of revenue, gross margin decreased to 63.1% in the first quarter of 2001 from 64.1% in the first quarter of 2000. The decrease was due primarily to higher delivery costs for FI Checks, as well as the volume decline experienced by this business. The price increases within Direct Checks and Business Forms partially offset the decline.

     We expect our 2001 gross margin percentage to be flat as compared to 2000. We plan to continue process improvements in 2001, although the large levels of cost savings seen in previous years are not anticipated.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE - SG&A expense decreased $5.4 million, or 3.9%, to $131.8 million in the first quarter of 2001 from $137.2 million in the first quarter of 2000. As a percentage of revenue, SG&A expense decreased to 41.7% in 2001 from 42.6% in 2000. The decrease was primarily due to reduced corporate expenses.

     We will continue to enhance our e-commerce capabilities and increase promotional spending to obtain new customers in our direct to consumer businesses. Excluding the asset impairment charges of $9.7 million which we recorded in the fourth quarter of 2000, we expect to see a slight decrease in SG&A expense in 2001 as compared to last year.

     INTEREST EXPENSE - Interest expense decreased $2.0 million to $1.4 million in the first quarter of 2001 from $3.4 million in the first quarter of 2000. We had less debt in the first quarter of 2001 due to the payment of our $100.0 million of unsecured and unsubordinated notes in February 2001. Additionally, interest rates were lower during the first quarter of 2001.

     PROVISION FOR INCOME TAXES - Our effective tax rate in the first quarter of 2001 was 37.5% compared to 37.1% in the first quarter of 2000.

     INCOME FROM CONTINUING OPERATIONS - Income from continuing operations in the first quarter of 2001 increased $0.5 million, or 1.1%, to $42.5 million from $42.0 million in the first quarter of 2000. The decrease in operating income was more than offset by lower interest expense.

     DISCONTINUED OPERATIONS - Income from discontinued operations was $2.3 million in the first quarter of 2000. This represents the results of our eFunds segment, which was disposed of via a spin-off transaction on December 29, 2000, as well as the costs of the spin-off.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     As of March 31, 2001, we had cash and cash equivalents of $4.1 million, as well as marketable securities of $15.6 million. Our working capital on March 31, 2001 was negative $138.7 million compared to negative $96.4 million on December 31, 2000. The current ratio on March 31, 2001 and December 31, 2000 was 0.5 to 1 and 0.7 to 1, respectively.

     The following table shows our cash flow activity for the first three months of 2001 and 2000 and should be read in conjunction with our consolidated statements of cash flows (dollars in thousands):

                                                             QUARTER ENDED MARCH 31,
                                                             -----------------------
                                                               2001           2000
                                                               ----           ----
      Continuing operations:
         Cash provided by operating activities..........    $  26,197      $  32,643
         Cash used by investing activities..............       (9,131)       (77,430)
         Cash used by financing activities..............      (93,651)       (44,853)
                                                            ---------      ---------
             Cash used by continuing operations.........      (76,585)       (89,640)
      Cash used by discontinued operations..............           --        (15,635)
                                                            ---------      ---------
           Net decrease in cash and cash equivalents....    $ (76,585)     $(105,275)
                                                            =========      =========

     Cash provided by operating activities was $26.2 million in the first quarter of 2001. Cash provided by operating activities represents our primary source of working capital and the source for financing capital expenditures and paying cash dividends. We believe that cash provided by operating activities, as well as cash available from our current credit facilities and commercial paper program, is sufficient to sustain our existing operations, provide cash for share repurchases and fund possible acquisitions.

     During the first quarter of 2001, earnings before interest, taxes, depreciation and amortization (EBITDA) were $86.8 million. These operating cash inflows were utilized primarily to make 2000 employee profit sharing and pension contributions, to acquire FI Checks clients, to pre-fund our trust for employee medical costs and to make income tax payments.

     Cash on hand at year-end, cash provided by first quarter operating activities and the issuance of $77.5 million of commercial paper enabled us to make payments on long-term debt of $100.3 million, make share repurchases of $47.4 million, pay dividends of $26.8 million and purchase $9.7 million of capital assets during the first quarter of 2001.

     As of March 31, 2001, we had committed lines of credit for $450.0 million available for borrowing and as support for our $300.0 million commercial paper program. No amounts were drawn on these lines during the first three months of 2001. The average amount drawn on these lines during 2000 was $18.8 million at a weighted-average interest rate of 6.26%. As of March 31, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit. The average amount of commercial paper outstanding during the first three months of 2001 was $27.7 million at a weighted-average interest rate of 5.34%. As of March 31, 2001, $77.5 million was outstanding at a weighted-average interest rate of 5.05%. The average amount of commercial paper outstanding during 2000 was $6.2 million at a weighted-average interest rate of 6.56%. No commercial paper was outstanding as of December 31, 2000.

      We had uncommitted bank lines of credit for $60.0 million available at variable interest rates. No amounts were drawn on these lines of credit during the first three months of 2001. The average amount drawn on these lines of credit during 2000 was $33,000 at a weighted-average interest rate of 6.38%. As of March 31, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit.

      We have a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities. As of March 31, 2001 and December 31, 2000, no such notes were issued or outstanding.

     In conjunction with the spin-off of eFunds, we have agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds' electronic benefits transfer and medical eligibility verification businesses prior to eFunds' initial public offering in June 2000, and from certain future losses on identified loss contracts. The maximum amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. Through March 31, 2001, no amounts have been paid or claimed under this indemnification agreement.


RECENT DEVELOPMENTS

     On January 1, 2001, we adopted Statement of Financial Accounting Standard
(SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. We have reviewed the requirements of SFAS No. 133 and have determined that we currently have no free-standing or embedded derivatives. Application of this SFAS did not have an impact on our reported operating results or financial position.

     In January 2001, we announced that our board of directors approved a stock repurchase program, authorizing the repurchase of up to 14 million shares of Deluxe common stock. Under this program, we have repurchased two million shares through March 31, 2001.

     In February 2001, we paid our $100.0 million unsecured and unsubordinated notes utilizing cash on hand.

     In March 2001, we increased the amount of our commercial paper program from $150.0 million to $300.0 million.


OUTLOOK

     We continue to take steps throughout the company that are directly related to our business strategy. Our strategy is:

     - We will leverage our core competencies of personalization, direct marketing and e-commerce to expand the opportunities in our existing businesses.

     - We will invest in our existing businesses by adding services and expanding product offerings.

     - We will consider acquisitions that leverage our core competencies and that are accretive to earnings and cash flow per share.

     - We will invest in technology and processes that will lower our cost structure and enhance our revenue opportunities.

     In line with this strategy, we have recently expanded our product offerings by introducing a new line of Disney check packages. Additionally, Direct Checks has had success in leveraging our e-commerce capabilities. Internet orders for this segment in the first quarter of 2001 reached approximately 15% of total order volume, more than doubling from the first quarter of 2000.

     The check printing industry is a mature one. However, our existing leadership position in the marketplace contributes to our financial strength. While we don't anticipate significant growth in 2001, we believe that our business strategy will enable us to increase shareholder value.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to changes in interest rates primarily as a result of the borrowing and investing activities used to maintain liquidity and fund business operations. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. We continue to utilize commercial paper to fund working capital requirements and share repurchases. We also have various lines of credit available, as well as a shelf registration for the issuance of up to $300.0 million in medium-term notes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2001, we had $77.5 million of commercial paper outstanding at a weighted-average interest rate of 5.05%. The carrying value of this debt approximates its fair value due to its short-term duration. Other than capital lease obligations, we had no long-term debt outstanding as of March 31, 2001.

     As of March 31, 2001, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $15.6 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, we have the ability to hold these fixed income investments until maturity and therefore would not expect to recognize an adverse impact on income or cash flows.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Other than routine litigation incidental to its business, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the Company's property is subject.


Item 5. Other Information

CAUTIONARY STATEMENTS

     The Private Securities Litigation Reform Act of 1995 ("the Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases "should result," "believe", "intend", "plan", "are expected to," "targeted," "will continue," "will approximate," "is anticipated," "estimate," "project" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission ("the Commission"), in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

     We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be wrong. Some of these uncertainties and other factors are listed under the caption "Risk Factors" below (many of which have been discussed in prior filings with the Commission). Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

     You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

     THE PAPER CHECK INDUSTRY OVERALL IS A MATURE INDUSTRY AND IF THE INDUSTRY DECLINES FASTER THAN EXPECTED, OUR BUSINESS COULD BE HARMED.

     Check printing is, and is expected to continue to be, an essential part of our business and the principal source of our operating income. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, according to our estimates, growth in total checks written by individuals and small businesses was flat in 2000 compared to 1999, and the total number of personal, business and government checks written in the United States has been in decline since 1997. We believe that checks written by individuals and small businesses will eventually decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for checks and a material, adverse effect on our business, results of operations and prospects.

     WE FACE INTENSE COMPETITION IN ALL AREAS OF OUR BUSINESS.

     Although we believe we are the leading check printer in the United States, we face considerable competition. In addition to competition from alternative payment systems, we also face considerable competition from other check printers in our traditional sales channel through financial institutions, from direct mail sellers of checks and from sellers of business checks and forms. Additionally, we face competition from check printing software vendors, and increasingly, from Internet-based sellers of checks to individuals and small businesses. From time to time, some of our competitors have reduced the prices of their products in an attempt to gain volume. The corresponding pricing pressure placed on us has resulted in reduced profit margins in the past and similar pressures can reasonably be expected in the future. We cannot assure you that we will be able to compete effectively against current and future competitors. Continued competition could result in price reductions, reduced margins and loss of customers.

     CONSOLIDATION AMONG FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

     Financial institutions have been undergoing large-scale consolidation, causing the number of financial institutions to decline. Margin pressures arise from this consolidation when merged entities seek not only the most favorable prices formerly offered to the predecessor institutions, but also additional discounts due to the greater volume represented by the combined entity. This concentration greatly increases the importance of retaining our major customers and attracting significant additional customers in an increasingly competitive environment. Although we devote considerable efforts towards the development of a competitively priced, high quality suite of products and services for the financial services industry, there can be no assurance that significant customers will not be lost or that any such loss can be counterbalanced through the addition of new customers or by expanded sales to our remaining customers.

     FORECASTS INVOLVING FUTURE RESULTS REFLECT VARIOUS ASSUMPTIONS THAT MAY PROVE TO BE INCORRECT.

     From time to time, our representatives make predictions or forecasts regarding our future results, including but not limited to, forecasts regarding estimated revenues, earnings or earnings per share. Any forecast regarding our future performance reflects various assumptions which are subject to significant uncertainties, and, as a matter of course, may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors which are beyond our control. As a result, we cannot assure you that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, and are encouraged to use the entire available mix of historical and forward-looking information made available by us, and other information affecting us and our products and services, including the risk factors discussed here.

     In addition, our representatives may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding our projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. The methodologies we employ in arriving at our own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. We expressly disclaim any responsibility to advise analysts or the public markets of our views regarding the current accuracy of the published estimates of outside analysts. If you are relying on these estimates, you should pursue your own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

     UNCERTAINTIES EXIST REGARDING OUR SHARE REPURCHASE PROGRAM.

     In January 2001, we announced that our board of directors had approved the repurchase of up to 14 million shares of our common stock. At that time we indicated that we expected to complete these purchases over a 12- to 18-month period. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase under this share repurchase program.

     OUR STRATEGIC INITIATIVES MAY COST MORE THAN ANTICIPATED AND MAY NOT BE SUCCESSFUL.

     We are developing and evaluating plans and launching initiatives for future growth, including the development of additional products and services and the expansion of Internet commerce capabilities. These plans and initiatives will involve increased levels of investment. There can be no assurance that the amount of this investment will not exceed our expectations and result in materially increased levels of expense.

     The new products and services we develop may not meet acceptance in the marketplace. Also, Internet commerce initiatives involve new technologies and business methods and serve new or developing markets. There is no assurance that these initiatives will achieve targeted revenue, profit or cash flow levels or result in positive returns on our investment. Internet commerce is also a relatively recent phenomenon and may not continue to expand as a medium of commerce.

     THE SPIN-OFF OF eFUNDS CORPORATION MAY NOT RESULT IN INCREASED SHAREHOLDER VALUE IN THE LONG-TERM.

     In December 2000, we completed the spin-off of eFunds Corporation (eFunds). On December 29, 2000, we distributed our 40 million shares of eFunds stock, representing 87.9% of eFunds' then total outstanding shares, to all our shareholders of record on December 11, 2000. Each shareholder received .5514 eFunds share for each Deluxe share owned. Cash was issued in lieu of fractional shares. There can be no assurance that the spin-off of eFunds will result in increased value to our shareholders in the long-term for many reasons or that the separation will achieve the desired levels of efficiency or cost savings in our operations.

     WE MAY EXPERIENCE SOFTWARE DEFECTS THAT COULD HARM OUR BUSINESS AND REPUTATION.

     We use sophisticated software and computing systems. We may experience difficulties in installing or integrating our technologies on platforms used by our customers or in new environments, such as the Internet. Errors or delays in the processing of check orders or other difficulties could result in lost customers, delay in market acceptance, additional development costs, diversion of technical and other resources, negative publicity or exposure to liability claims.

     WE FACE UNCERTAINTY WITH RESPECT TO FUTURE ACQUISITIONS.

     We have acquired complementary businesses in the past as part of our business strategy and may pursue acquisitions of complementary businesses in the future. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent. A significant acquisition could result in the potentially dilutive issuance of equity securities, the incurrence of contingent liabilities or debt, or additional amortization expense relating to goodwill and other intangible assets, and thus, could adversely affect our business, results of operations and financial condition. Additionally, the success of any acquisition would depend upon our ability to effectively integrate the acquired businesses into ours. The process of integrating acquired businesses may involve numerous risks, including among others, difficulties in assimilating operations and products, diversion of management's attention from other business concerns, risks of operating businesses in which we have limited or no direct prior experience, potential loss of our key employees or key employees of acquired businesses, potential exposure to unknown liabilities and possible loss of our customers or customers of the acquired businesses.

     WE FACE RESTRICTIONS ON OUR ABILITY TO ACQUIRE OR ISSUE DELUXE SHARES.

     Under Section 355(e) of the Internal Revenue Code, the spin-off of eFunds could be taxable if 50% or more of our shares are acquired as part of a plan or series of transactions that include the spin-off. For this purpose, any acquisitions of our shares within two years before or after the spin-off are presumed to be part of such a plan, although we may be able to rebut that presumption. As a result of the possible adverse U.S. federal income tax consequences, we may be restricted in our ability to affect certain acquisitions, issuances of our shares or other transactions that would result in a change of control of Deluxe. Section 355(e) of the Internal Revenue Code is not expected to place limitations on the stock repurchase program we announced in January 2001.

     INCREASED PRODUCTION AND DELIVERY COSTS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     Increases in production costs such as labor and paper could adversely affect our profitability. In addition, events such as the 1997 United Parcel Services strike can also adversely impact our margins by imposing higher delivery costs. Competitive pressures in the check printing industry may inhibit our ability to reflect any of these increased costs in the prices of our products.

     WE DEPEND ON A LIMITED SOURCE OF SUPPLY FOR OUR PRINTING PLATE MATERIAL AND THE UNAVAILABILITY OF THIS MATERIAL COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     Our check printing operations utilize a paper printing plate material that is available from only a limited number of sources. We believe we have a reliable source of supply for this material and that we maintain an inventory sufficient to avoid any production disruptions in the event of an interruption of its supply. In the event, however, that our current supplier becomes unwilling or unable to supply the required printing plate material at an acceptable price and we are unable to locate a suitable alternative source within a reasonable time frame, we would be forced to convert our facilities to an alternative printing process. Any such conversion would require the unanticipated investment of significant sums and could result in production delays and loss of business.

     WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our trademarks, software and know-how. We may be required to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

     Third parties may assert infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of patents for Internet-related systems and business methods, which may have broad implications for all participants in Internet commerce. Claims for infringement of these patents are increasingly becoming a subject of litigation. If we become subject to an infringement claim, we may be required to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business, operating results and prospects as a result of lost business, increased expense or being barred from offering our products or implementing our systems or other business methods. In addition, future litigation relating to infringement claims could result in substantial costs and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using or offering some of our products, services or technologies.

     WE ARE DEPENDENT UPON eFUNDS FOR CERTAIN SIGNIFICANT INFORMATION TECHNOLOGY NEEDS.

     We have entered into an agreement with eFunds for the provision of software development, maintenance and support services through March 31, 2005. In the event that eFunds is not able to provide adequate information technology services, we would be adversely affected. Although we believe that information technology services are available from numerous sources, a failure to perform by eFunds could cause a disruption in our business while we obtain an alternative source of supply.

     LEGISLATION RELATING TO CONSUMER PRIVACY PROTECTION COULD HARM OUR
BUSINESS.

     In July 2001, we will be subject to regulations implementing the privacy requirements of a new federal financial modernization law known as The Gramm-Leach-Bliley Act ("the Act"). The Act requires us to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter. These new regulations could have the effect of increasing our expenses and otherwise foreclosing future business initiatives.

     The Act does not prohibit state legislation or regulations that are more restrictive on the collection and use of data. More restrictive legislation or regulations have been introduced in the past and could be introduced in the future in Congress and the states. We are unable to predict whether more restrictive legislation or regulations will be adopted in the future. Any future legislation or regulations could have a negative impact on our business, results of operations or prospects.

     Laws and regulations may be adopted in the future with respect to the Internet or e-commerce covering issues such as user privacy. New laws or regulations may impede the growth of the Internet. This could decrease traffic to our websites and decrease the demand for our products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

     THE INTERNAL REVENUE SERVICE (IRS) MAY TREAT THE SPIN-OFF OF eFUNDS AS TAXABLE TO US AND TO OUR SHAREHOLDERS IF REPRESENTATIONS MADE TO THE IRS WERE INACCURATE OR IF UNDERTAKINGS MADE TO THE IRS OR THE REQUIREMENTS OF THE INTERNAL REVENUE CODE ARE NOT FULFILLED.

     We have received confirmation from the IRS that, for U.S. federal income tax purposes, the spin-off of eFunds is tax-free to us and to our shareholders, except to the extent that cash was received in lieu of fractional shares. This confirmation is premised on a number of representations and undertakings made by us and by eFunds to the IRS, including representations with respect to each company's intention not to engage in certain transactions in the future. The spin-off may be held to be taxable to us and to our shareholders who received eFunds shares if the IRS determines that any of the representations made are incorrect or untrue in any respect, or if any undertakings made are not complied with. If the spin-off is held to be taxable, both Deluxe and our shareholders who received eFunds shares could be subject to a material amount of taxes. eFunds will be liable to us for any such taxes incurred to the extent such taxes are attributable to specific actions or failures to act by eFunds, or to specific transactions involving eFunds following the spin-off. In addition, eFunds will be liable to us for a portion of any taxes incurred if the spin-off fails to qualify as tax-free as a result of a retroactive change of law or other reason unrelated to the action or inaction of either us or eFunds. eFunds may not, however, have adequate funds to perform its indemnification obligations and such indemnification obligations are only for the benefit of Deluxe and not individual shareholders.

     WE MAY BE SUBJECT TO ENVIRONMENTAL RISKS.

     Our check printing plants are subject to many existing and proposed federal and state regulations designed to protect the environment. In some instances, we owned and operated our check printing plants before the environmental regulations came into existence. We have sold former check printing plants to third parties and in most instances have agreed to indemnify the current owner of the facility for on-site environmental liabilities. Although we are not aware of any fact or circumstance which would require the future expenditure of material amounts for environmental compliance, if environmental liabilities are discovered at our check printing plants, we could be required to spend material amounts for environmental compliance in the future.

     WE MAY BE SUBJECT TO SALES AND OTHER TAXES WHICH COULD HAVE ADVERSE EFFECTS ON OUR BUSINESS.

     In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where our direct-to-consumer businesses have a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies which engage in remote or online commerce. Further, tax law and the interpretation of constitutional limitations thereon, are subject to change. In addition, any new operations of these businesses in states where they do not presently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices, it could have a material, adverse affect on our business.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

Exhibit                                                                Method of
Number                         Description                               Filing
------                         -----------                               ------

3.1      Articles of Incorporation (incorporated by reference to the       *
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1990).

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

4.4      Credit Agreement, dated as of August 30, 1999 (the "August        *
         30, 1999 Credit Agreement"), among the Company, Bank of
         America, N.A. as the sole and exclusive administrative agent, and the other financial institution party thereto related to a $500,000,000 revolving credit agreement
         (incorporated by reference to Exhibit 4.4 to the September
         1999 10-Q).

4.5      Amendment No. 1 to Amended and Restated Rights Agreement,         *
         entered into as of January 21, 2000, between the Company and Norwest Bank Minnesota, National Association as Rights
         Agent (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to its Quarterly Report on Form
         10-Q for the Quarter Ended June 30, 2000).

4.6      Extension of the August 30, 1999 Credit Agreement, entered        *
         into as of August 14, 2000 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
         ("the September 2000 10-Q") for the Quarter Ended September
         30, 2000).

4.7      Amendment to Amended and Restated Credit Agreement dated          *
         July 8, 1997, entered into as of August 14, 2000
         (incorporated by reference to Exhibit 10.5 to the September
         2000 10-Q).

4.8      Second Amendment to Amended and Restated Credit Agreement         *
         dated July 8, 1997, entered into as of October 5, 2000
         (incorporated by reference to  Exhibit 4.8 to the Company's
         Report on Form 10-K ("the 2000 10-K") for the Year Ended
         December 31, 2000).

4.9      Amendment to the August 30, 1999 Credit Agreement, entered        *
         into as of October 5, 2000 (incorporated by reference to Exhibit 4.9 to the 2000 10-K).

10.1     Deluxe Corporation Deferred Compensation Plan - 2001            Filed
         Restatement, effective October 26, 2000.                       herewith

10.2     Executive Retention Agreement between the Company and           Filed
         Lawrence J. Mosner dated April 2, 2001.                        herewith

12.1     Statement re: computation of ratios.                            Filed
                                                                        herewith

-------------------
*Incorporated by reference

(b)  Reports on Form 8-K:

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

                                        DELUXE CORPORATION
                                           (Registrant)


Date: May 8, 2001                       /s/ Lawrence J. Mosner
                                        ------------------------------------
                                        Lawrence J. Mosner, Chairman of the
                                        Board and Chief Executive Officer
                                        (Principal Executive Officer)


Date: May 8, 2001                       /s/ Douglas J. Treff
                                        ------------------------------------
                                        Douglas J. Treff
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

INDEX TO EXHIBITS


Exhibit No.                       Description                        Page Number
-----------                       -----------                        -----------

   10.1 Deluxe Corporation Deferred Compensation Plan - 2001 Restatement, effective October 26, 2000.

   10.2 Executive Retention Agreement between the Company and Lawrence J. Mosner dated April 2, 2001.

   12.1        Statement re: computation of ratios