Form 10-Q
period 2001-06-30
DELUXE CORP
filed 2001-08-06
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending       June 30, 2001
                            ----------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission file number:              1-7945
                               ------------------------

                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                       41-0216800
------------------------------------------     ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

3680 Victoria St. N., Shoreview, Minnesota                 55126-2966
------------------------------------------     ---------------------------------
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


The number of shares outstanding of registrant's common stock, par value $1.00 per share, at July 20, 2001 was 67,654,431.

Item I. Financial Statements

                         PART I. FINANCIAL INFORMATION

                               DELUXE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           UNAUDITED
                                                                            JUNE 30,     DECEMBER 31,
                                                                              2001          2000
                                                                              ----          ----
                                                                            (DOLLARS IN THOUSANDS)
Current Assets:
     Cash and cash equivalents .......................................    $    6,141     $   80,732
     Marketable securities ...........................................        10,608         18,458
     Trade accounts receivable (net of allowances for doubtful
        accounts of $1,448 and $1,415, respectively) .................        46,718         46,332
     Inventories .....................................................        10,486         10,560
     Supplies ........................................................        12,128         12,578
     Deferred advertising ............................................        17,453         17,089
     Deferred income taxes ...........................................         6,828          6,877
     Prepaid expenses ................................................        24,948         20,115
     Other current assets ............................................         7,930          6,997
                                                                          ----------     ----------
       Total current assets ..........................................       143,240        219,738
Investments ..........................................................        39,116         35,555
Property, plant, and equipment (net of accumulated depreciation of
   $307,776 and $295,812, respectively) ..............................       161,010        173,956
Intangibles (net of accumulated amortization of $96,513 and
   $75,355, respectively) ............................................       212,566        222,798
Other long-term assets ...............................................        30,093          8,392
                                                                          ----------     ----------
       Total assets ..................................................    $  586,025     $  660,439
                                                                          ==========     ==========

Current Liabilities:
   Accounts payable ..................................................    $   44,320     $   43,161
   Accrued liabilities:
     Wages and vacation pay ..........................................        33,685         36,191
     Employee profit sharing and pension .............................        13,596         21,872
     Accrued income taxes ............................................        32,369         27,065
     Accrued rebates .................................................        23,663         24,968
     Other ...........................................................        56,962         62,214
   Short-term debt ...................................................       116,200             --
   Long-term debt due within one year ................................         1,342        100,672
                                                                          ----------     ----------
       Total current liabilities .....................................       322,137        316,143
Long-term debt .......................................................        10,799         10,201
Deferred income taxes ................................................        60,712         60,712
Other long-term liabilities ..........................................         7,513         10,575
Shareholders' Equity:
   Common shares $1 par value (authorized:
      500,000,000 shares; issued: 2001 - 68,205,946; 2000 -
      72,555,474) ....................................................        68,206         72,555
   Additional paid-in capital ........................................            --         44,243
   Retained earnings .................................................       116,795        146,243
   Unearned compensation .............................................           (55)           (60)
   Accumulated other comprehensive income ............................           (82)          (173)
                                                                          ----------     ----------
       Total shareholders' equity ....................................       184,864        262,808
                                                                          ----------     ----------
         Total liabilities and shareholders' equity ..................    $  586,025     $  660,439
                                                                          ==========     ==========

            See Notes to Unaudited Consolidated Financial Statements

                               DELUXE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                       UNAUDITED                    UNAUDITED
                                                                     QUARTER ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                        --------                     --------
                                                                  2001           2000           2001           2000
                                                                  ----           ----           ----           ----
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue ...................................................    $  317,780     $  322,250     $  633,574     $  643,828
   Cost of goods sold .....................................       112,428        112,695        228,911        228,065
                                                               ----------     ----------     ----------     ----------
Gross Profit ..............................................       205,352        209,555        404,663        415,763

   Selling, general and administrative expense ............       132,367        137,262        264,136        274,416
                                                               ----------     ----------     ----------     ----------
Operating Income ..........................................        72,985         72,293        140,527        141,347

   Other (expense) income .................................          (912)        (1,179)           369         (1,741)
                                                               ----------     ----------     ----------     ----------
Income from Continuing Operations Before Interest and
   Taxes ..................................................        72,073         71,114        140,896        139,606

   Interest expense .......................................          (791)        (3,294)        (2,230)        (6,718)
   Investment (loss) income ...............................          (316)           238            289          1,995
                                                               ----------     ----------     ----------     ----------
Income from Continuing Operations Before Income
   Taxes ..................................................        70,966         68,058        138,955        134,883

   Provision for income taxes .............................        26,654         25,414         52,164         50,215
                                                               ----------     ----------     ----------     ----------
Income from Continuing Operations .........................        44,312         42,644         86,791         84,668

Loss from Discontinued Operations .........................            --         (7,803)            --         (5,505)
                                                               ----------     ----------     ----------     ----------

Net Income ................................................    $   44,312     $   34,841     $   86,791     $   79,163
                                                               ==========     ==========     ==========     ==========

Basic Net Income per Share:
   Income from continuing operations ......................    $      .64     $      .59     $     1.23     $     1.17
   Loss from discontinued operations ......................            --           (.11)            --           (.07)
                                                               ----------     ----------     ----------     ----------
Basic Net Income per Share ................................    $      .64     $      .48     $     1.23     $     1.10
                                                               ==========     ==========     ==========     ==========

Diluted Net Income per Share:
   Income from continuing operations ......................    $      .63     $      .59     $     1.22     $     1.17
   Loss from discontinued operations ......................            --           (.11)            --           (.07)
                                                               ----------     ----------     ----------     ----------
Diluted Net Income per Share ..............................    $      .63     $      .48     $     1.22     $     1.10
                                                               ==========     ==========     ==========     ==========

Cash Dividends per Share ..................................    $      .37     $      .37     $      .74     $      .74

Total Comprehensive Income ................................    $   44,293     $   34,611     $   86,882     $   78,798

            See Notes to Unaudited Consolidated Financial Statements

                               DELUXE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             UNAUDITED
                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------
                                                                                        2001           2000
                                                                                        ----           ----
                                                                                      (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities:
   Net income ...................................................................    $   86,791     $   79,163
   Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
      Loss from discontinued operations .........................................            --          5,505
      Depreciation ..............................................................        16,841         15,981
      Amortization of intangibles ...............................................        22,977         15,377
      Share purchase discount ...................................................           619          1,075
      Deferred income taxes .....................................................            --         (1,388)
      Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
           Trade accounts receivable ............................................          (831)        (2,393)
           Inventories ..........................................................            74          1,134
           Accounts payable .....................................................         3,566        (10,315)
           Accrued wages, employee profit sharing and pension ...................        (9,928)       (13,665)
           Restructuring accruals ...............................................        (1,609)        (7,583)
           Other assets and liabilities .........................................       (27,179)        18,119
                                                                                     ----------     ----------
   Net cash provided by operating activities of continuing operations ...........        91,321        101,010
                                                                                     ----------     ----------

Cash Flows from Investing Activities:
   Proceeds from sales of marketable securities .................................        37,990          7,627
   Purchases of marketable securities ...........................................       (30,000)            --
   Purchases of capital assets ..................................................       (17,102)       (26,769)
   Payments for acquisitions, net of cash acquired ..............................            --        (95,991)
   Proceeds from sales of capital assets ........................................         1,435          2,482
   Loan to others ...............................................................            --         32,500
   Other ........................................................................        (4,571)        (6,870)
                                                                                     ----------     ----------
   Net cash used by investing activities of continuing operations ...............       (12,248)       (87,021)
                                                                                     ----------     ----------

Cash Flows from Financing Activities:
   Net borrowings (payments) on short-term debt .................................       116,200        (45,000)
   Payments on long-term debt ...................................................      (100,675)          (314)
   Change in book overdrafts ....................................................        (2,407)         5,016
   Payments to retire shares ....................................................      (122,487)            --
   Proceeds from issuing shares under employee plans ............................         8,268          4,746
   Cash dividends paid to shareholders ..........................................       (52,563)       (53,471)
                                                                                     ----------     ----------
   Net cash used by financing activities of continuing operations ...............      (153,664)       (89,023)
                                                                                     ----------     ----------

Net Cash Used by Discontinued Operations ........................................            --        (26,687)
                                                                                     ----------     ----------

Net Decrease in Cash and Cash Equivalents .......................................       (74,591)      (101,721)
Cash and Cash Equivalents at Beginning of Period ................................        80,732        124,435
                                                                                     ----------     ----------
Cash and Cash Equivalents at End of Period ......................................    $    6,141     $   22,714
                                                                                     ==========     ==========

            See Notes to Unaudited Consolidated Financial Statements

                               DELUXE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




     1. The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of income for the quarters and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company's consolidated financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the Company's consolidated audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     2. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. The Company has reviewed the requirements of SFAS No. 133 and has determined that it currently has no free-standing or embedded derivatives. Adoption of this standard did not have an impact on the Company's reported operating results or financial position.

     3. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS, which addresses accounting and financial reporting for business combinations. This statement is effective in its entirety for the Company on January 1, 2002. The Company has not yet determined the impact this statement will have on its results of operations or financial position.

     4. In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which addresses accounting and financial reporting for goodwill and intangible assets. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. This statement is effective in its entirety for the Company on January 1, 2002. As of June 30, 2001, the net book value of the Company's goodwill was $85.3 million, and goodwill amortization expense for the first six months of 2001 was $3.1 million. The Company has not yet determined the impact this statement will have on its results of operations or financial position.

     5. The following table reflects the calculation of basic and diluted earnings per share from continuing operations (dollars and shares in thousands, except per share amounts):

                                                       QUARTER ENDED         SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                          -------                --------
                                                     2001        2000        2001        2000
                                                     ----        ----        ----        ----
Income from continuing operations per
  share-basic:
    Income from continuing operations .........    $ 44,312    $ 42,644    $ 86,791    $ 84,668
    Weighted average shares outstanding .......      69,605      72,275      70,644      72,203
                                                   --------    --------    --------    --------
Income from continuing operations per
  share-basic .................................    $    .64    $    .59    $   1.23    $   1.17
                                                   ========    ========    ========    ========

Income from continuing operations per
  share-diluted:
    Income from continuing operations .........    $ 44,312    $ 42,644    $ 86,791    $ 84,668
    Weighted average shares outstanding .......      69,605      72,275      70,644      72,203
    Dilutive impact of options ................         506          81         336          77
    Shares contingently issuable ..............          36           6          24           4
                                                   --------    --------    --------    --------
    Weighted average shares and potential
      dilutive shares outstanding .............      70,147      72,362      71,004      72,284
                                                   --------    --------    --------    --------
Income from continuing operations per
  share-diluted ...............................    $    .63    $    .59    $   1.22    $   1.17
                                                   ========    ========    ========    ========

      During the first six months of 2001 and 2000, options to purchase a weighted-average of 2.7 million and 5.4 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share. The exercise prices of the excluded options were greater than the average market price of the Company's common shares during the respective periods.

     6. Certain amounts reported in 2000 have been reclassified to conform with the 2001 presentation. These changes had no impact on previously reported net income or shareholders' equity.

     7. Inventories were comprised of the following (dollars in thousands):

                                              JUNE 30,     DECEMBER 31,
                                                2001          2000
                                                ----          ----
        Raw materials ...................     $ 2,668       $ 2,879
        Semi-finished goods .............       6,662         6,504
        Finished goods ..................       1,156         1,177
                                              -------       -------
          Total .........................     $10,486       $10,560
                                              =======       =======

     8. As of June 30, 2001, the Company had committed lines of credit for $450.0 million available for borrowing and as support for its $300.0 million commercial paper program. No amounts were drawn on these lines during the first six months of 2001. The average amount drawn on these lines during 2000 was $18.8 million at a weighted-average interest rate of 6.26%. As of June 30, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit. The average amount of commercial paper outstanding during the first six months of 2001 was $59.1 million at a weighted-average interest rate of 4.64%. As of June 30, 2001, $116.2 million was outstanding at a weighted-average interest rate of 4.28%. The average amount of commercial paper outstanding during 2000 was $6.2 million at a weighted-average interest rate of 6.56%. No commercial paper was outstanding as of December 31, 2000.

     The Company had uncommitted bank lines of credit for $60.0 million available at variable interest rates. No amounts were drawn on these lines of credit during the first six months of 2001. The average amount drawn on these lines of credit during 2000 was $33,000 at a weighted-average interest rate of 6.38%. As of June 30, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit.

     The Company has a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of June 30, 2001 and December 31, 2000, no such notes were issued or outstanding.

     9. The Company's consolidated balance sheets reflect restructuring accruals of $1.5 million and $3.1 million as of June 30, 2001 and December 31, 2000, respectively, for employee severance costs. The status of these restructuring accruals as of June 30, 2001 was as follows (dollars in millions):

                             CHECK PRINTING PLANT
                               CLOSINGS/OTHER(1)   SG&A REDUCTIONS(2)    PLAIDMOON(3)       DIRECT CHECKS(4)        TOTAL
                            -----------------------------------------------------------------------------------------------------
                                         NO. OF              NO. OF              NO. OF              NO. OF              NO. OF
                                        EMPLOYEES           EMPLOYEES           EMPLOYEES           EMPLOYEES           EMPLOYEES
                               AMOUNT   AFFECTED   AMOUNT   AFFECTED   AMOUNT   AFFECTED   AMOUNT   AFFECTED   AMOUNT   AFFECTED
                            -----------------------------------------------------------------------------------------------------
Balance, December 31, 2000     $ 0.8        70     $ 1.5        40     $ 0.8        35     $  --        --     $ 3.1       145
  Severance paid ..........     (0.3)      (15)     (0.3)       --      (0.2)      (18)       --        --      (0.8)      (33)
                            -----------------------------------------------------------------------------------------------------
Balance, March 31, 2001 ...      0.5        55       1.2        40       0.6        17        --        --       2.3       112
  Restructuring charges ...       --        --        --        --        --        --       0.6        46       0.6        46
  Severance paid ..........     (0.2)      (20)     (0.6)      (25)     (0.4)      (16)     (0.2)      (33)     (1.4)      (94)
                            -----------------------------------------------------------------------------------------------------
Balance, June 30, 2001 ....    $ 0.3        35     $ 0.6        15     $ 0.2         1     $ 0.4        13     $ 1.5        64
                            =====================================================================================================

(1) Includes charges related to implementing a new order processing and customer service system.
(2) Includes charges related to the Company's initiative to reduce selling, general and administrative (SG&A) expense.
(3) Includes charges recorded in 2000 relating to the scaling-back and repositioning of PlaidMoon.
(4)  Includes charges recorded in 2001 relating to Direct Checks' reductions.

     During the second quarter of 2001, the Company recorded restructuring accruals of $0.6 million for employee severance related to reductions within the Company's Direct Checks segment. These reductions are expected to be completed in the third quarter of 2001 and affect 46 employees. These restructuring charges are reflected in SG&A expense in the Company's consolidated statements of income for the quarter and six months ended June 30, 2001.

     During the second quarter of 2000, the Company recorded restructuring accruals of $1.0 million within continuing operations as a result of the outsourcing of certain data entry functions. This outsourcing affected approximately 155 employees and was completed during 2000. Additionally, the Company reversed $3.0 million of restructuring accruals within continuing operations relating to the Company's initiative to reduce SG&A expense. This was due to higher attrition than anticipated and the reversal of "early termination" payments to a group of employees. Under the Company's current severance practices, employees are provided some period of advance notice prior to being terminated. In certain situations, the Company asks the employees to leave immediately because they may have access to crucial infrastructure or information. In these cases, severance includes an additional amount for wages which would have been received during the notice period. In this situation, management subsequently decided to keep employees working for the notice period and thus, a reduction in the restructuring reserves was required since this pay was no longer severance, but an operating expense. These new restructuring charges and reversals are reflected in SG&A expense in the Company's consolidated statements of income for the quarter and six months ended June 30, 2000.

     10. During 2000, the Company operated two business segments: Paper Payment Systems and eFunds. On December 29, 2000, the Company disposed of the eFunds segment via a spin-off transaction. For 2001, the Company has re-organized its remaining businesses into three business segments: FI Checks, Direct Checks and Business Forms. FI Checks sells checks and related products and services through financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Forms sells checks, forms and related products to small businesses through financial institutions and directly to customers via direct mail and the Internet. All three segments operate only in the United States. Prior year segment information has been revised to reflect this new organization.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the Company's notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Corporate expenses have been allocated to the segments based on segment revenues. This allocation includes expenses for various support functions such as executive management, human resources and finance and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances have not been allocated to the segments. Corporate assets consist primarily of cash, investments and deferred tax assets relating to corporate activities.

     The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating income and other financial information shown. The following is the Company's segment information for the second quarter and first six months of 2001 and 2000 (dollars in thousands):


Quarters Ended June 30, 2001 and 2000
-------------------------------------

                                                                              CORPORATE AND
                              FI CHECKS    DIRECT CHECKS    BUSINESS FORMS      UNALLOCATED    CONSOLIDATED
                              ---------    -------------    --------------    -------------    ------------
Revenue:
                     2001      $193,197         $ 74,997          $ 49,586         $     --        $317,780
                     2000       205,140           71,696            45,414               --         322,250
Operating income:
                     2001        41,248           16,351            15,386               --          72,985
                     2000        45,424           14,270            12,599               --          72,293
Depreciation and
amortization expense:
                     2001        16,029            4,172             1,629               --          21,830
                     2000        11,668            3,230             1,113               --          16,011
Total assets:
                     2001       302,492          145,567            37,184          100,782         586,025
                     2000       335,187          153,768            43,396          416,954         949,305
Purchases of capital
assets:
                     2001         4,949            1,835               546               82           7,412
                     2000         9,001            1,403               236            4,025          14,665

Six Months Ended June 30, 2001 and 2000
---------------------------------------

                                                                             CORPORATE AND
                              FI CHECKS    DIRECT CHECKS   BUSINESS FORMS      UNALLOCATED    CONSOLIDATED
                              ---------    -------------   --------------    -------------    ------------
Revenue:
                     2001      $379,366        $155,138          $ 99,070         $     --        $633,574
                     2000       410,418         141,405            92,005               --         643,828
Operating income:
                     2001        72,701          36,806            31,020               --         140,527
                     2000        88,616          26,161            26,570               --         141,347
Depreciation and
amortization expense:
                     2001        29,201           7,819             2,798               --          39,818
                     2000        23,592           5,502             2,264               --          31,358
Total assets:
                     2001       302,492         145,567            37,184          100,782         586,025
                     2000       335,187         153,768            43,396          416,954         949,305
Purchases of capital
assets:
                     2001        12,018           3,629             1,343              112          17,102
                     2000        16,197           3,042               723            6,807          26,769

     Corporate and Unallocated assets as of June 30, 2000, includes net assets of discontinued operations of $286.5 million. Corporate and Unallocated purchases of capital assets includes activity related to the Company's PlaidMoon project, which was scaled-back and repositioned into the other segments in the fourth quarter of 2000.

     11. Discontinued operations represents the results of the Company's eFunds segment, which was disposed of via a spin-off transaction on December 29, 2000. Revenue and loss from discontinued operations for the quarter and six months ended June 30, 2000, were as follows (dollars in thousands):

                                                           QUARTER ENDED    SIX MONTHS ENDED
                                                           JUNE 30, 2000      JUNE 30, 2000
                                                           -------------      -------------
Revenue from external customers ....................        $   86,169         $  170,783

Pre-tax loss from operations of discontinued
  operations before measurement date ...............            (4,979)              (770)
Pre-tax costs of spin-off ..........................            (7,318)            (7,453)
Income tax benefit .................................            (4,494)            (2,718)
                                                            ----------         ----------
  Loss from discontinued operations ................        $   (7,803)        $   (5,505)
                                                            ==========         ==========

     During the second quarter of 2000, the Company's discontinued operations recorded net charges of $9.7 million for expected future losses on the long-term service contracts of its electronic benefits transfer (EBT) business. In April 2000, the Company completed negotiations with the prime contractor for a state coalition for which the Company's discontinued operations provided EBT services. Prior to this, the Company and the prime contractor were operating without a binding contract. The Company increased its accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that there was now a definitive agreement with this contractor. Partially offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals. These reversals resulted from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses.

     In June 2000, the Company's eFunds segment sold 5.5 million shares of its common stock to the public. Prior to this initial public offering (IPO), the Company owned 40 million, or 100%, of eFunds total outstanding shares. Subsequent to the IPO, the Company continued to own 40 million shares of eFunds, representing 87.9% of eFunds total outstanding shares. Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($64.5 million, net of offering expenses). The difference of $30.5 million between the net proceeds from the offering and the carrying amount of the Company's investment in eFunds was recorded as additional paid-in capital. No tax expense or deferred tax was provided on this amount, as the Company disposed of its ownership in eFunds via a tax-free spin-off transaction in December 2000.

     In conjunction with the spin-off of eFunds, the Company has agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds' EBT and medical eligibility verification businesses prior to eFunds' IPO in June 2000, and from certain future losses on identified loss contracts. The contractual maximum amount of litigation and contract losses for which the Company will indemnify eFunds is $14.6 million. Through June 30, 2001, no amounts have been paid or claimed under this indemnification agreement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY PROFILE

     During 2000, we operated two business segments: Paper Payment Systems and eFunds. On December 29, 2000, we disposed of the eFunds segment via a spin-off transaction. For 2001, we have re-organized our remaining businesses into three business segments: FI Checks, Direct Checks and Business Forms. FI Checks sells checks and related products and services through financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Forms sells checks, forms and related products to small businesses through financial institutions and directly to customers via direct mail and the Internet. All three segments operate only in the United States.


RESULTS OF OPERATIONS - QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

     The following table presents, for the periods indicated, selected statement of income data (dollars in thousands):

                                           Quarter Ended June 30,                      Six Months Ended June 30,
                                        2001                   2000                   2001                  2000
                                        ----                   ----                   ----                  ----
                                             % of                   % of                    % of                   % of
                                  $         Revenue      $         Revenue       $         Revenue      $         Revenue
                               -------------------------------------------    -------------------------------------------
Revenue ...................    $317,780        --     $322,250        --      $633,574        --     $643,828        --
Gross profit ..............     205,352      64.6%     209,555      65.0%      404,663      63.9%     415,763      64.6%
Selling, general and
  administrative expense ..     132,367      41.7%     137,262      42.6%      264,136      41.7%     274,416      42.6%
Operating income ..........      72,985      23.0%      72,293      22.4%      140,527      22.2%     141,347      22.0%

     REVENUE - Revenue decreased $4.5 million, or 1.4%, to $317.8 million in the second quarter of 2001 from $322.3 million in the second quarter of 2000, and decreased $10.2 million, or 1.6%, to $633.6 million in the first six months of 2001 from $643.8 million in the first six months of 2000. Units for the second quarter were down 2.7% as compared to 2000, while revenue per unit was up 1.3%. Units for the first six months of 2001 were down 3.3% as compared to 2000, while revenue per unit was up 1.8%. The decreases in revenue were primarily due to continued competitive pricing pressure within the FI Checks business, as well as the resulting volume decline due to lost financial institution customers. Additionally, client mix has shifted toward larger financial institutions which, due to their volumes, generally pay lower average prices per unit than smaller accounts. Partially offsetting the FI Checks decrease was growth within our other two segments. Direct Checks revenue increased due to a price increase and growth in units per order primarily due to a channel shift to the Internet. Additionally, for the first six months of the year, Direct Checks volume increased as compared to last year due to the acquisition of Designer Checks in February 2000. Business Forms volume increased as this business continued to benefit from financial institution referrals. Additionally, a third quarter 2000 price increase contributed to this business' increased revenue.

     We anticipate that 2001 revenue will be flat compared to 2000. We plan to offset volume declines and pricing pressures by expanding product offerings and increasing our customer base through promotional spending.

     GROSS PROFIT - Gross profit decreased $4.2 million to $205.4 million in the second quarter of 2001 from $209.6 million in the second quarter of 2000 and decreased $11.1 million to $404.7 million in the first six months of 2001 from $415.8 million in the first six months of 2000. As a percentage of revenue, gross margin decreased to 64.6% in the second quarter of 2001 from 65.0% in the second quarter of 2000 and decreased to 63.9% in the first six months of 2001 from 64.6% in the first six months of 2000. The decreases were due primarily to a decrease in FI Checks revenue per unit due to continued pricing pressures. Additionally, for the first six months of the year, higher delivery costs for this business contributed to the decrease in gross margin. The price increases within Direct Checks and Business Forms partially offset these declines.

     We expect our 2001 gross margin percentage to be flat as compared to 2000. We plan to continue process improvements in 2001, although the large reductions in cost of goods sold seen in previous years are not anticipated.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE - SG&A expense decreased $4.9 million, or 3.6%, to $132.4 million in the second quarter of 2001 from $137.3 million in the second quarter of 2000 and decreased $10.3 million, or 3.7%, to $264.1 million in the first six months of 2001 from $274.4 million in the first six months of 2000. As a percentage of revenue, SG&A expense decreased to 41.7% in the second quarter and first six months of 2001 from 42.6% in the second quarter and first six months of 2000. The improvement was primarily due to reduced corporate spending resulting from on-going cost management efforts and administrative cost reductions due to the spin-off of eFunds on December 29, 2000. Partially offsetting these decreased expenses were restructuring charges of $0.6 million recorded in the second quarter of 2001 related to reductions within the Direct Checks segment. These reductions, which affected 46 employees, are expected to be completed in the third quarter of 2001. By comparison, the second quarter of 2000 included net restructuring reversals of $2.0 million within the FI Checks segment, consisting of a $1.0 million charge for the outsourcing of certain data entry functions, offset by reversals of $3.0 million relating to our initiative to reduce SG&A expense. The outsourcing of data entry functions was completed in 2000 and affected approximately 155 employees. The restructuring reversals resulted from higher than anticipated attrition and the reversal of "early termination" payments to a group of employees. Under our current severance practices, employees are provided some period of advance notice prior to being terminated. In certain situations, we ask the employees to leave immediately because they may have access to crucial infrastructure or information. In these cases, severance includes an additional amount for wages which would have been received during the notice period. In this situation, management subsequently decided to keep employees working for the notice period and thus, a reduction in the restructuring reserves was required since this pay was no longer severance, but an operating expense.

     Excluding the asset impairment charges of $9.7 million which we recorded in the fourth quarter of 2000, we expect to see a slight decrease in SG&A expense in 2001 as compared to last year. We will continue to enhance our e-commerce capabilities and increase promotional spending to obtain new customers in our direct-to-consumer businesses.

     INTEREST EXPENSE - Interest expense decreased $2.5 million to $0.8 million in the second quarter of 2001 from $3.3 million in the second quarter of 2000 and decreased $4.5 million to $2.2 million in the first six months of 2001 from $6.7 million in the first six months of 2000. The decreases were due to our lower debt levels and interest rates. During the first six months of 2001, we had weighted-average debt outstanding of $84.0 million at a weighted-average interest rate of 5.80%. During the first six months of 2000, we had weighted-average debt outstanding of $140.0 million at a weighted-average interest rate of 7.93%. In February 2001, we paid off our $100.0 million of unsecured and unsubordinated notes which carried interest at 8.55%.

     PROVISION FOR INCOME TAXES - Our effective tax rate in the second quarter of 2001 was 37.6% compared to 37.3% in the second quarter of 2000. Our effective tax rate in the first six months of 2001 was 37.5% compared to 37.2% in the first six months of 2000.

     INCOME FROM CONTINUING OPERATIONS - Income from continuing operations in the second quarter of 2001 increased $1.7 million, or 3.9%, to $44.3 million from $42.6 million in the second quarter of 2000. The improvement was due to increased operating income and decreased interest expense. Income from continuing operations increased $2.1 million, or 2.5%, to $86.8 million in the first six months of 2001 from $84.7 million in the first six months of 2000. The slight decrease in operating income was more than offset by lower interest expense.

     DISCONTINUED OPERATIONS - Loss from discontinued operations was $7.8 million in the second quarter of 2000 and $5.5 million in the first six months of 2000. This represents the results of our eFunds segment, which was disposed of via a spin-off transaction on December 29, 2000, as well as the costs of the spin-off.

     The results of discontinued operations for both the second quarter and first six months of 2000 included net charges of $9.7 million for expected future losses on the long-term service contracts of eFunds' electronic benefits transfer (EBT) business. In April 2000, eFunds completed negotiations with the prime contractor for a state coalition for which it provided EBT services. Prior to this, eFunds and the prime contractor were operating without a binding contract. eFunds increased its accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that there was now a definitive agreement with this contractor. Partially offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals. These reversals resulted from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses. Loss from discontinued operations for both the second quarter and the first six months of 2000 also included charges of $7.2 million for payments due under executive employment agreements due to the spin-off of eFunds.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     As of June 30, 2001, we had cash and cash equivalents of $6.1 million, as well as marketable securities of $10.6 million. Our working capital on June 30, 2001 was negative $178.9 million compared to negative $96.4 million on December 31, 2000. The current ratio on June 30, 2001 and December 31, 2000 was 0.4 to 1 and 0.7 to 1, respectively. The decrease in working capital was primarily due to our uses of cash during the first six months of 2001. The following table shows our cash flow activity for the first six months of 2001 and 2000 and should be read in conjunction with our consolidated statements of cash flows (dollars in thousands):

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           2001           2000
                                                           ----           ----
Continuing operations:
   Cash provided by operating activities ..........    $   91,321     $  101,010
   Cash used by investing activities ..............       (12,248)       (87,021)
   Cash used by financing activities ..............      (153,664)       (89,023)
                                                       ----------     ----------
       Cash used by continuing operations .........       (74,591)       (75,034)
Cash used by discontinued operations ..............            --        (26,687)
                                                       ----------     ----------
     Net decrease in cash and cash equivalents ....    $  (74,591)    $ (101,721)
                                                       ==========     ==========

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

     During the first six months of 2001, earnings before interest, taxes, depreciation and amortization (EBITDA) were $180.7 million. These operating cash inflows were utilized primarily to make 2000 employee profit sharing and pension contributions, to fund FI Checks contract acquisition costs, to pre-fund our trust for employee medical costs and to make income tax payments.

     Cash on hand at year-end, cash provided by operating activities during the first six months of 2001 and the net issuance of $116.2 million of commercial paper enabled us to make payments on long-term debt of $100.7 million, make share repurchases of $122.5 million, pay dividends of $52.6 million and purchase $17.1 million of capital assets during the first six months of 2001.

     As of June 30, 2001, we had committed lines of credit for $450.0 million available for borrowing and as support for our $300.0 million commercial paper program. No amounts were drawn on these lines during the first six months of 2001. The average amount drawn on these lines during 2000 was $18.8 million at a weighted-average interest rate of 6.26%. As of June 30, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit. The average amount of commercial paper outstanding during the first six months of 2001 was $59.1 million at a weighted-average interest rate of 4.64%. As of June 30, 2001, $116.2 million was outstanding at a weighted-average interest rate of 4.28%. The average amount of commercial paper outstanding during 2000 was $6.2 million at a weighted-average interest rate of 6.56%. No commercial paper was outstanding as of December 31, 2000.

     We had uncommitted bank lines of credit for $60.0 million available at variable interest rates. No amounts were drawn on these lines of credit during the first six months of 2001. The average amount drawn on these lines of credit during 2000 was $33,000 at a weighted-average interest rate of 6.38%. As of June 30, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit.

     We have a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities. As of June 30, 2001 and December 31, 2000, no such notes were issued or outstanding.

     In conjunction with the spin-off of eFunds, we have agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds' EBT and medical eligibility verification businesses prior to eFunds' initial public offering in June 2000, and from certain future losses on identified loss contracts. The contractual maximum amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. Through June 30, 2001, no amounts have been paid or claimed under this indemnification agreement.


RECENT DEVELOPMENTS

     In January 2001, we announced that our board of directors approved a stock repurchase program, authorizing the repurchase of up to 14 million shares of Deluxe common stock. In May 2001 we adopted a plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This plan permits us to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the days or weeks immediately preceding our quarterly earnings releases. Our Rule 10b5-1 plan authorizes our securities brokers to purchase up to 4 million shares in aggregate during our black-out periods for the 2001 fiscal year reporting period and is part of the 14 million share repurchase program. We also expect to continue to make open market purchases during our normal trading windows.

     Under the share repurchase program, we have repurchased a total of 4.8 million shares through June 30, 2001. These share repurchases resulted in a $0.03 increase in diluted income from continuing operations per share for both the second quarter and first six months of 2001 as compared to 2000. We funded these repurchases by utilizing cash generated from operations and by issuing commercial paper. As of June 30, 2001, $116.2 million of commercial paper was outstanding.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, which addresses accounting and financial reporting for business combinations. This statement is effective for us in its entirety on January 1, 2002. We have not yet determined the impact this statement will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which addresses accounting and financial reporting for goodwill and intangible assets. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. This statement is effective for us in its entirety on January 1, 2002. As of June 30, 2001, the net book value of our goodwill was $85.3 million, and goodwill amortization expense for the first six months of 2001 was $3.1 million. We have not yet determined the impact this statement will have on our results of operations or financial position.


OUTLOOK

     As of yet, the slowing United States economy has had little impact on our results of operations. The economic slow-down has had an impact on how we acquire new customers in our Direct Checks segment. Some of our traditional means of customer acquisition have not been available to us, causing us to evaluate other options. While these options may be effective, they may come at an initial higher cost. However, our financial strength allows us to be flexible and acquire some circulation avenues that were lost by other direct marketing companies. We do not expect to see an impact on our results of operations in the second half of the year, assuming no further deterioration in the economy.

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

     In line with this strategy, we expanded our product offerings by introducing a new line of Disney check packages. Additionally, both Direct Checks and Business Forms have had success in leveraging our e-commerce capabilities. Internet orders for these segments in the first half of 2001 more than doubled from the same period last year.

     We continue to invest in our businesses, particularly as it relates to our use of the Internet. We currently are developing a browser application-based solution to allow clients to inquire and purchase our check products from their desktops. We will provide software modifications, upgrades, fixes, etc. to our financial institution clients remotely, allowing our customers ease of use. Additionally, we are continuing to build an electronic order processing capability for multiple channels. We also continue to invest in areas of the business where we can increase productivity and reduce costs. We anticipate total capital purchases of $40.0 million to $45.0 million in 2001.

     While the check printing industry is mature, our existing leadership position in the marketplace contributes to our financial strength. Although we don't anticipate significant growth in operating income in 2001, we believe that our business strategy will enable us to increase shareholder value.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to changes in interest rates primarily as a result of the borrowing and investing activities used to maintain liquidity and fund business operations. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. We continue to utilize commercial paper to fund working capital requirements and share repurchases. We also have various lines of credit available, as well as a shelf registration for the issuance of up to $300.0 million in medium-term notes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2001, we had $116.2 million of commercial paper outstanding at a weighted-average interest rate of 4.28%. The carrying value of this debt approximates its fair value due to its short-term duration. Other than capital lease obligations, we had no long-term debt outstanding as of June 30, 2001.

     As of June 30, 2001, we had an investment portfolio of fixed income securities of $10.6 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, we have the ability to hold these fixed income investments until maturity and therefore would not expect to recognize an adverse impact on income or cash flows.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Other than routine litigation incidental to its business, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the Company's property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual shareholders' meeting on May 8, 2001.

     61,161,534 shares were represented (86.57% of the 70,646,880 shares outstanding and entitled to vote at the meeting). Two items were considered at the meeting and the results of the voting were as follows:

     1.   Election of Directors:

          The nominees listed in the proxy statement were: Lawrence J. Mosner, Ronald E. Eilers, Calvin W. Aurand, Jr., Daniel D. Granger, Barbara B. Grogan, Charles A. Haggerty, Donald R. Hollis, Cheryl E. Mayberry, Stephen P. Nachtsheim, Robert C. Salipante. The results were as follows:

          Election of Directors              For           Withhold
          ---------------------              ---           --------

          Lawrence J. Mosner              60,812,380       349,154

          Ronald E. Eilers                60,816,772       344,762

          Calvin W. Aurand, Jr.           60,747,666       413,868

          Daniel D. Granger               60,803,638       357,896

          Barbara B. Grogan               60,775,917       385,617

          Charles A. Haggerty             60,804,264       357,270

          Donald R. Hollis                60,771,301       390,233

          Cheryl E. Mayberry              60,788,890       372,644

          Stephen P. Nachtsheim           60,694,046       467,488

          Robert C. Salipante             60,820,474       341,060

     2. Ratification of the selection of PricewaterhouseCoopers LLP as independent auditors:

          For:           60,695,343

          Against:          146,715

          Abstain:          319,476


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

RISK FACTORS

     THE PAPER CHECK INDUSTRY OVERALL IS A MATURE INDUSTRY AND IF THE INDUSTRY DECLINES FASTER THAN EXPECTED, OUR BUSINESS COULD BE HARMED.

     Check printing is, and is expected to continue to be, an essential part of our business and the principal source of our operating income. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, according to our estimates, growth in total checks written by individuals and small businesses declined slightly in 2000 compared to 1999, and the total number of personal, business and government checks written in the United States has been in decline since 1997. We believe that checks written by individuals and small businesses will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for checks and a material, adverse effect on our business, results of operations and prospects.

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

     UNCERTAINTIES EXIST REGARDING OUR SHARE REPURCHASE PROGRAM.

     In January 2001, we announced that our board of directors had approved the repurchase of up to 14 million shares of our common stock. At that time, we indicated that we expected to be able to complete these purchases over a 12- to 18-month period. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase under this share repurchase program.

     INCREASED PRODUCTION AND DELIVERY COSTS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     Increases in production costs such as labor, paper and delivery could adversely affect our profitability. In addition, events such as the 1997 United Parcel Services strike can also adversely impact our margins by imposing higher delivery costs. Competitive pressures in the check printing industry may inhibit our ability to reflect any of these increased costs in the prices of our products.

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

     ECONOMIC CONDITIONS WITHIN THE UNITED STATES COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     Although the recent slow-down in the United States economy has had little impact on our results of operations thus far, a prolonged general slow-down in the economy could negatively affect our business. Such a slow-down could reduce consumers' use of check products and business forms, resulting in revenue shortfalls. To mitigate any such shortfalls, we may have to increase our marketing and sales efforts, which would result in increased expense. We may also have to take steps to further decrease our cost structure. We can provide no assurance that we would be able to sustain our current levels of profitability in such a situation.

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

     WE FACE UNCERTAINTY WITH RESPECT TO FUTURE ACQUISITIONS.

     We have acquired complementary businesses in the past as part of our business strategy and may pursue acquisitions of complementary businesses in the future. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent. A significant acquisition could result in the potentially dilutive issuance of equity securities, the incurrence of contingent liabilities or debt, or additional amortization expense relating to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition. Additionally, the success of any acquisition would depend upon our ability to effectively integrate the acquired businesses into ours. The process of integrating acquired businesses may involve numerous risks, including among others, difficulties in assimilating operations and products, diversion of management's attention from other business concerns, risks of operating businesses in which we have limited or no direct prior experience, potential loss of our key employees or key employees of acquired businesses, potential exposure to unknown liabilities and possible loss of our customers or customers of the acquired businesses.

     WE FACE RESTRICTIONS ON OUR ABILITY TO ACQUIRE OR ISSUE DELUXE SHARES.

     Under Section 355(e) of the Internal Revenue Code, the spin-off of eFunds could be taxable if 50% or more of our shares are acquired as part of a plan or series of transactions that include the spin-off. For this purpose, any acquisitions of our shares within two years before or after the spin-off are presumed to be part of such a plan, although we may be able to rebut that presumption. As a result of the possible adverse U.S. federal income tax consequences, we may be restricted in our ability to affect certain acquisitions, to issue our shares or to execute other transactions that would result in a change of control of Deluxe. Section 355(e) of the Internal Revenue Code is not expected to place limitations on the stock repurchase program we announced in January 2001.

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

     LEGISLATION RELATING TO CONSUMER PRIVACY PROTECTION COULD HARM OUR
BUSINESS.

     Effective July 2001, we are subject to regulations implementing the privacy requirements of a new federal financial modernization law known as The Gramm-Leach-Bliley Act ("the Act"). The Act requires us to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter. These new regulations could have the effect of increasing our expenses and otherwise foreclosing future business initiatives.

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


Item 6. Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed as part of this report:

        Exhibit                                                        Method of
        Number                  Description                              Filing
        -------                 -----------                              ------

          3.1     Articles of Incorporation (incorporated by reference      *
                  to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

          3.2     Bylaws (incorporated by reference to Exhibit 3.2 to       *
                  the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 ("the September
                  1999 10-Q")).

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

          4.6     Extension of the August 30, 1999 Credit Agreement,        *
                  entered into as of August 14, 2000 (incorporated by reference to Exhibit 10.4 to the Company's
                  Quarterly Report on Form 10-Q for the Quarter
                  Ended September 30, 2000 ("the September 2000
                  10-Q")).

          4.7     Amendment to Amended and Restated Credit Agreement        *
                  dated July 8, 1997, entered into as of August 14, 2000 (incorporated by reference to Exhibit 10.5 to the September 2000 10-Q).

          4.8     Second Amendment to Amended and Restated Credit           *
                  Agreement dated July 8, 1997, entered into as of October 5, 2000 (incorporated by reference to
                  Exhibit 4.8 to the Company's Report on Form 10-K for the Year Ended December 31, 2000 ("the 2000
                  10-K")).

          4.9     Amendment to the August 30, 1999 Credit Agreement,        *
                  entered into as of October 5, 2000 (incorporated by reference to Exhibit 4.9 to the 2000 10-K).

          12.2    Statement re: computation of ratios.                    Filed
                                                                        herewith

          -------------------
          *Incorporated by reference

          (b)  Reports on Form 8-K:

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DELUXE CORPORATION
                                            (Registrant)


Date: August 6, 2001                      /s/ Lawrence J. Mosner
                                         -----------------------------------
                                         Lawrence J. Mosner, Chairman of the
                                         Board and Chief Executive Officer
                                         (Principal Executive Officer)


Date: August 6, 2001                      /s/ Douglas J. Treff
                                         -----------------------------------
                                         Douglas J. Treff
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

INDEX TO EXHIBITS


Exhibit No.              Description                                 Page Number
-----------              -----------                                 -----------

  12.2          Statement re: computation of ratios