Form 10-Q
period 2001-09-30
DELUXE CORP
filed 2001-10-30
CIK 27996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ending      September 30, 2001
                             ---------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number:      1-7945
                             ----------------------


                               DELUXE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                    41-0216800
--------------------------------------------   ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3680 Victoria St. N., Shoreview, Minnesota                55126-2966
--------------------------------------------   ---------------------------------
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

                                                       Yes ___X___  No _______

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at October 19, 2001 was 66,356,550.

Item I. Financial Statements

                          PART I. FINANCIAL INFORMATION

                               DELUXE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         UNAUDITED
                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2001             2000
                                                                            ----             ----
                                                                            (DOLLARS IN THOUSANDS)
Current Assets:
     Cash and cash equivalents ....................................      $    5,250       $   80,732
     Marketable securities ........................................          10,620           18,458
     Trade accounts receivable (net of allowances for doubtful
       accounts of $1,433 and $1,415, respectively) ...............          49,201           46,332
     Inventories ..................................................          10,469           10,560
     Supplies .....................................................          11,945           12,578
     Deferred advertising .........................................          17,780           17,089
     Deferred income taxes ........................................           6,729            6,877
     Prepaid expenses .............................................          21,818           20,115
     Other current assets .........................................           5,943            6,997
                                                                         ----------       ----------
       Total current assets .......................................         139,755          219,738
Investments .......................................................          37,943           35,555
Property, plant, and equipment (net of accumulated depreciation of
   $313,333 and $295,812, respectively) ...........................         155,980          173,956
Intangibles (net of accumulated amortization of $107,406 and
   $75,355, respectively)  ........................................         204,138          222,798
Other long-term assets ............................................          33,187            8,392
                                                                         ----------       ----------
           Total assets ...........................................      $  571,003       $  660,439
                                                                         ==========       ==========

Current Liabilities:
   Accounts payable ...............................................      $   43,816       $   43,161
   Accrued liabilities:
     Wages and vacation pay .......................................          35,387           36,191
     Employee profit sharing and pension ..........................          23,524           21,872
     Accrued income taxes .........................................          56,856           27,065
     Accrued rebates ..............................................          24,140           24,968
     Other ........................................................          64,031           62,214
   Short-term debt ................................................         102,900               --
   Long-term debt due within one year .............................           1,353          100,672
                                                                         ----------       ----------
      Total current liabilities ...................................         352,007          316,143
Long-term debt ....................................................          10,455           10,201
Deferred income taxes .............................................          60,712           60,712
Other long-term liabilities .......................................           7,011           10,575
Shareholders' Equity:
   Common shares $1 par value (authorized:
      500,000,000 shares; issued: 2001 - 66,187,510; 2000 -
      72,555,474) .................................................          66,188           72,555
   Additional paid-in capital .....................................              --           44,243
   Retained earnings ..............................................          74,597          146,243
   Unearned compensation ..........................................             (69)             (60)
   Accumulated other comprehensive income .........................             102             (173)
                                                                         ----------       ----------
       Total shareholders' equity .................................         140,818          262,808
                                                                         ----------       ----------
          Total liabilities and shareholders' equity ..............      $  571,003       $  660,439
                                                                         ==========       ==========

            See Notes to Unaudited Consolidated Financial Statements

                               DELUXE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   UNAUDITED                      UNAUDITED
                                                                 QUARTER ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 -------------                  -------------
                                                             2001            2000            2001            2000
                                                             ----            ----            ----            ----
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue .............................................     $  323,533      $  316,084      $  957,107      $  959,911
   Cost of goods sold ...............................        111,060         113,208         339,971         341,272
                                                          ----------      ----------      ----------      ----------
Gross Profit ........................................        212,473         202,876         617,136         618,639

    Selling, general and administrative expense .....        129,006         129,944         393,142         404,361
                                                          ----------      ----------      ----------      ----------
Operating Income ....................................         83,467          72,932         223,994         214,278

   Other (expense) income ...........................           (160)          3,694             209           1,953
                                                          ----------      ----------      ----------      ----------
Income from Continuing Operations Before Interest and
   Taxes ............................................         83,307          76,626         224,203         216,231

   Interest expense .................................           (990)         (2,936)         (3,219)         (9,654)
   Investment (loss) income .........................           (601)            652            (313)          2,647
                                                          ----------      ----------      ----------      ----------
Income from Continuing Operations Before Income
   Taxes ............................................         81,716          74,342         220,671         209,224

    Provision for income taxes ......................         30,654          27,378          82,818          77,593
                                                          ----------      ----------      ----------      ----------
Income from Continuing Operations ...................         51,062          46,964         137,853         131,631

Income (Loss) from Discontinued Operations ..........             --           2,433              --          (3,072)
                                                          ----------      ----------      ----------      ----------

Net Income ..........................................     $   51,062      $   49,397      $  137,853      $  128,559
                                                          ==========      ==========      ==========      ==========

Basic Net Income per Share:
   Income from continuing operations ................     $      .76      $      .65      $     1.98      $     1.82
   Income (loss) from discontinued operations .......             --             .03              --            (.04)
                                                          ----------      ----------      ----------      ----------
Basic Net Income per Share ..........................     $      .76      $      .68      $     1.98      $     1.78
                                                          ==========      ==========      ==========      ==========

Diluted Net Income per Share:
   Income from continuing operations ................     $      .75      $     0.65      $     1.97      $     1.82
   Income (loss) from discontinued operations .......             --             .03              --            (.04)
                                                          ----------      ----------      ----------      ----------
Diluted Net Income per Share ........................     $      .75      $      .68      $     1.97      $     1.78
                                                          ==========      ==========      ==========      ==========

Cash Dividends per Share ............................     $      .37      $      .37      $     1.11      $     1.11

Total Comprehensive Income ..........................     $   51,246      $   49,343      $  138,128      $  128,141


            See Notes to Unaudited Consolidated Financial Statements

                               DELUXE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            UNAUDITED
                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                        2001            2000
                                                                                        ----            ----
                                                                                        (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities:
   Net income ..................................................................     $  137,853      $  128,559
   Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
       Loss from discontinued operations .......................................             --           3,072
       Depreciation ............................................................         23,840          24,338
       Amortization of intangibles .............................................         33,869          24,488
       Share purchase discount .................................................            925           1,426
       Deferred income taxes ...................................................             --          (1,388)
       Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
           Trade accounts receivable ...........................................         (3,315)         (1,722)
           Inventories .........................................................             92           2,124
           Accounts payable ....................................................          4,457         (14,487)
           Accrued wages, employee profit sharing and pension ..................          1,676          (7,566)
           Restructuring accruals ..............................................         (2,076)        (10,451)
           Other assets and liabilities ........................................         11,288          28,840
                                                                                     ----------      ----------
   Net cash provided by operating activities of continuing operations ..........        208,609         177,233
                                                                                     ----------      ----------

Cash Flows from Investing Activities:
   Proceeds from sales of marketable securities ................................         37,990           7,627
   Purchases of marketable securities ..........................................        (30,000)        (25,000)
   Purchases of capital assets .................................................        (22,281)        (40,678)
   Payments for acquisitions, net of cash acquired .............................             --         (95,991)
   Proceeds from sales of capital assets .......................................          1,452          14,434
   Loan to others ..............................................................             --          32,500
   Other .......................................................................         (3,807)         (7,212)
                                                                                     ----------      ----------
   Net cash used by investing activities of continuing operations ..............        (16,646)       (114,320)
                                                                                     ----------      ----------

Cash Flows from Financing Activities:
   Net borrowings (payments) on short-term debt ................................        102,900         (35,000)
   Payments on long-term debt ..................................................       (101,213)           (639)
   Change in book overdrafts ...................................................         (3,802)         (7,360)
   Payments to retire shares ...................................................       (231,620)             --
   Proceeds from issuing shares under employee plans ...........................         43,762           6,547
   Cash dividends paid to shareholders .........................................        (77,472)        (80,274)
                                                                                     ----------      ----------
   Net cash used by financing activities of continuing operations ..............       (267,445)       (116,726)
                                                                                     ----------      ----------

Net Cash Used by Discontinued Operations .......................................             --         (35,348)
                                                                                     ----------      ----------

Net Decrease in Cash and Cash Equivalents ......................................        (75,482)        (89,161)
Cash and Cash Equivalents at Beginning of Period ...............................         80,732         124,435
                                                                                     ----------      ----------
Cash and Cash Equivalents at End of Period .....................................     $    5,250      $   35,274
                                                                                     ==========      ==========


            See Notes to Unaudited Consolidated Financial Statements

                               DELUXE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



     1. The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of income for the quarters and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company's consolidated financial statements are included. Other than any discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the Company's consolidated audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     2. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. The Company has reviewed the requirements of SFAS No. 133 and has determined that it currently has no free-standing or embedded derivatives. Adoption of this standard did not have an impact on the Company's reported results of operations or financial position.

     3. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS, which addresses accounting and financial reporting for business combinations. This statement is effective in its entirety for the Company on January 1, 2002. The Company has not yet determined the impact this statement will have on its results of operations or financial position.

     4. In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which addresses accounting and financial reporting for goodwill and intangible assets. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. This statement is effective in its entirety for the Company on January 1, 2002. As of September 30, 2001, the net book value of the Company's goodwill was $83.8 million, and goodwill amortization expense for the first nine months of 2001 was $4.6 million. The Company has not yet determined the impact this statement will have on its results of operations or financial position.

     5. In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company on January 1, 2002. The Company does not expect that adoption of this standard will have a material effect on its results of operations or financial position.

     6. The Company capitalizes certain contract acquisition costs related to signing or renewing contracts with its financial institution clients. These costs, which primarily consist of cash payments made to the financial institutions, are generally amortized as a reduction of revenue on a straight-line basis over the contract term and are included in other long-term assets in the Company's consolidated balance sheets. The Company evaluates the carrying value of contract acquisition costs in accordance with its impairment of long-lived assets policy as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     7. The following table reflects the calculation of basic and diluted earnings per share from continuing operations (dollars and shares in thousands, except per share amounts):

                                                         QUARTER ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                         -------------            -------------
                                                      2001         2000         2001         2000
                                                    --------     --------     --------     --------
Income from continuing operations per
  share-basic:
    Income from continuing operations .........     $ 51,062     $ 46,964     $137,853     $131,631
    Weighted average shares outstanding .......       67,228       72,391       69,521       72,265
                                                    --------     --------     --------     --------
    Income from continuing operations per
      share-basic .............................     $   0.76     $   0.65     $   1.98     $   1.82
                                                    ========     ========     ========     ========

Income from continuing operations per
  share-diluted:
    Income from continuing operations .........     $ 51,062     $ 46,964     $137,853     $131,631
    Weighted average shares outstanding .......       67,228       72,391       69,521       72,265
    Dilutive impact of options ................          844           81          505           78
    Shares contingently issuable ..............           60           12           37            7
                                                    --------     --------     --------     --------
    Weighted average shares and potential
      dilutive shares outstanding .............       68,132       72,484       70,063       72,350
                                                    --------     --------     --------     --------
    Income from continuing operations per
      share-diluted ...........................     $   0.75     $   0.65     $   1.97     $   1.82
                                                    ========     ========     ========     ========

     During the third quarter of 2001 and 2000, options to purchase 56,442 and
5.3 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share. During the first nine months of 2001 and 2000, options to purchase a weighted-average of 1.8 million and 5.4 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share. The exercise prices of the excluded options were greater than the average market price of the Company's common shares during the respective periods.

     8. Certain amounts reported in 2000 have been reclassified to conform with the 2001 presentation. These changes had no impact on previously reported net income or shareholders' equity.

     9. Inventories were comprised of the following (dollars in thousands):

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      2001           2000
                                                      ----           ----
      Raw materials .........................       $  2,450       $  2,879
      Semi-finished goods ...................          7,082          6,504
      Finished goods ........................            937          1,177
                                                    --------       --------
        Total ...............................       $ 10,469       $ 10,560
                                                    ========       ========

     10. As of September 30, 2001, the Company had committed lines of credit for $350.0 million available for borrowing and as support for its $300.0 million commercial paper program. No amounts were drawn on these lines during the first nine months of 2001. The average amount drawn on these lines during 2000 was $18.8 million at a weighted-average interest rate of 6.26%. As of September 30, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit. The average amount of commercial paper outstanding during the first nine months of 2001 was $73.6 million at a weighted-average interest rate of 4.17%. As of September 30, 2001, $102.9 million was outstanding at a weighted-average interest rate of 3.21%. The average amount of commercial paper outstanding during 2000 was $6.2 million at a weighted-average interest rate of 6.56%. No commercial paper was outstanding as of December 31, 2000.

     The Company had uncommitted bank lines of credit for $50.0 million available at variable interest rates. The average amount drawn on these lines of credit during the first nine months of 2001 was $1.8 million at a weighted-average interest rate of 4.26%.

The average amount drawn on these lines of credit during 2000 was $33,000 at a weighted-average interest rate of 6.38%. As of September 30, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit.

     The Company has a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of the Company. As of September 30, 2001 and December 31, 2000, no such notes were issued or outstanding.

     11. The Company's consolidated balance sheets reflect restructuring accruals of $1.0 million and $3.1 million as of September 30, 2001 and December 31, 2000, respectively, for employee severance costs. The status of these restructuring accruals as of September 30, 2001 was as follows (dollars in millions):

                             CHECK PRINTING PLANT
                              CLOSINGS/OTHER(1)   SG&A REDUCTIONS(2)      PLAIDMOON(3)      2001 REDUCTIONS(4)         TOTAL
                             ------------------------------------------------------------------------------------------------------
                                        NO. OF               NO. OF               NO. OF               NO. OF               NO. OF
                                      EMPLOYEES            EMPLOYEES            EMPLOYEES            EMPLOYEES            EMPLOYEES
                              AMOUNT   AFFECTED    AMOUNT   AFFECTED    AMOUNT   AFFECTED    AMOUNT   AFFECTED    AMOUNT   AFFECTED
                             ------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 . $    0.8        70   $    1.5        40   $    0.8        35   $     --        --   $    3.1       145
  Restructuring charges ....       --        --         --        --         --        --        0.6        46        0.6        46
  Severance paid ...........     (0.5)      (35)      (0.9)      (25)      (0.6)      (34)      (0.2)      (33)      (2.2)     (127)
                             ------------------------------------------------------------------------------------------------------
Balance, June 30, 2001 .....      0.3        35        0.6        15        0.2         1        0.4        13        1.5        64
  Restructuring charges ....       --        --         --        --         --        --        0.7        89        0.7        89
  Restructuring reversals ..       --       (15)      (0.3)      (13)      (0.1)       --         --        --       (0.4)      (28)
  Severance paid ...........     (0.1)       (1)      (0.2)       (2)      (0.1)       (1)      (0.4)      (43)      (0.8)      (47)
                             ------------------------------------------------------------------------------------------------------
Balance, September 30, 2001  $    0.2        19   $    0.1        --   $     --        --   $    0.7        59   $    1.0        78
                             ======================================================================================================

(1) Includes charges related to implementing a new order processing and customer service system.

(2) Includes charges related to the Company's initiative to reduce selling, general and administrative (SG&A) expense.

(3) Includes charges recorded in 2000 relating to the scaling-back and repositioning of PlaidMoon.

(4) Includes charges recorded in 2001 relating to reductions within all business segments.

     During the third quarter of 2001, the Company recorded restructuring accruals of $0.7 million for employee severance primarily relating to customer service employees within the Business Services segment and mail center employees within the Financial Services segment. These reductions are expected to affect approximately 89 employees and are expected to be completed during the fourth quarter of 2001. Additionally, the Company reversed $0.4 million of previously recorded restructuring accruals due to higher employee attrition than anticipated. During the second quarter of 2001, the Company recorded restructuring accruals of $0.6 million for employee severance related to various reductions within the Direct Checks segment. These reductions were completed in the third quarter of 2001 and affected 46 employees. These restructuring charges and reversals are reflected in SG&A expense in the Company's consolidated statements of income for the quarter and nine months ended September 30, 2001.

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

     12. During 2000, the Company operated two business segments: Paper Payment Systems and eFunds. On December 29, 2000, the Company disposed of the eFunds segment via a spin-off transaction. For 2001, the Company has re-organized its remaining businesses into three business segments: Financial Services, Direct Checks and Business

Services. Financial Services sells checks and related products and services through financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Services sells checks, forms and related products to small businesses through financial institutions and directly to customers via direct mail and the Internet. All three segments operate only in the United States. Prior year segment information has been revised to reflect this new organization.

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

     The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating income and other financial information shown. The following is the Company's segment information for the third quarter and first nine months of 2001 and 2000 (dollars in thousands):



Quarters Ended September 30, 2001 and 2000
------------------------------------------

                               FINANCIAL       DIRECT       BUSINESS     CORPORATE AND
                                SERVICES       CHECKS       SERVICES       UNALLOCATED      CONSOLIDATED
                                --------       ------       --------       -----------      ------------
Revenue:
                      2001      $197,329      $74,765        $51,439          $     --          $323,533
                      2000       199,417       68,953         47,714                --           316,084
Operating income:
                      2001        48,474       17,481         17,512                --            83,467
                      2000        40,319       17,117         15,496                --            72,932
Depreciation and
amortization expense:
                      2001        12,592        3,845          1,454                --            17,891
                      2000        12,897        3,447          1,124                --            17,468
Total assets:
                      2001       297,794      143,473         36,089            93,647           571,003
                      2000       323,308      149,127         42,011           458,028           972,474
Purchases of capital
assets:
                      2001         3,088        1,288            577               226             5,179
                      2000         7,724        1,239            276             4,670            13,909

Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

                               FINANCIAL       DIRECT       BUSINESS     CORPORATE AND
                                SERVICES       CHECKS       SERVICES       UNALLOCATED      CONSOLIDATED
                                --------       ------       --------       -----------      ------------
Revenue:
                      2001      $576,695      $229,902       $150,510         $       --        $957,107
                      2000       609,835       210,358        139,718                 --         959,911
Operating income:
                      2001       121,176        54,287         48,531                 --         223,994
                      2000       128,935        43,278         42,065                 --         214,278
Depreciation and
amortization expense:
                      2001        41,793        11,664          4,252                 --          57,709
                      2000        36,489         8,949          3,388                 --          48,826
Total assets:
                      2001       297,794       143,473         36,089             93,647         571,003
                      2000       323,308       149,127         42,011            458,028         972,474
Purchases of capital
assets:
                      2001        15,106         4,917          1,920                338          22,281
                      2000        23,921         4,281            999             11,477          40,678

Corporate and Unallocated assets as of September 30, 2000, includes net assets of discontinued operations of $299.8 million. Corporate and Unallocated purchases of capital assets includes activity related to the Company's PlaidMoon project, which was scaled-back and repositioned into the other segments in the fourth quarter of 2000.

     13. In January 2001, the Company's Board of Directors approved a plan to purchase up to 14 million shares of the Company's common stock. At that time, it was announced that these repurchases would be completed within a 12- to 18-month period. Through September 30, 2001, the Company has spent $231.6 million to repurchase 8.3 million shares. The Company's shareholders' equity declined from $262.8 million at December 31, 2000 to $140.8 million at September 30, 2001 primarily as a result of these share repurchases and the required accounting treatment for them. Changes in the Company's shareholders' equity through September 30, 2001 were as follows (dollars in thousands):

                                                                                           ACCUMULATED
                                              ADDITIONAL                                      OTHER
                                  COMMON       PAID-IN      RETAINED        UNEARNED      COMPREHENSIVE
                                  SHARES       CAPITAL      EARNINGS      COMPENSATION       INCOME          TOTAL
                                  ------       -------      --------      ------------       ------          -----
Balance, December 31, 2000        $72,555     $ 44,243      $ 146,243            $(60)         $(173)     $ 262,808
Net income                                                    137,853                                       137,853
Cash dividends                                                (77,472)                                      (77,472)
Common stock issued                 1,907       47,308                                                       49,215
Common stock repurchased           (8,265)     (91,328)      (132,027)                                     (231,620)
Other common stock retired             (9)        (223)                                                        (232)
Unearned compensation                                                              (9)                           (9)
Unrealized gain on
   marketable securities                                                                         275            275
                             ---------------------------------------------------------------------------------------
Balance, September 30, 2001       $66,188     $     --      $  74,597            $(69)         $ 102      $ 140,818
                             =======================================================================================

     14. Discontinued operations represents the results of the Company's eFunds segment, which was disposed of via a spin-off transaction on December 29, 2000. Revenue and loss from discontinued operations for the quarter and nine months ended September 30, 2000, were as follows (dollars in thousands):

                                                                      QUARTER ENDED     NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                                   ------------------   ------------------
         Revenue from external customers .......................        $ 90,366             $261,150

         Pre-tax income from operations of discontinued
           operations before measurement date ..................           7,124                6,355
         Pre-tax costs of spin-off .............................          (2,431)              (9,885)
         Income tax provision (benefit) ........................           2,260                 (458)
                                                                        --------             --------
           Income (loss) from discontinued operations ..........        $  2,433             $ (3,072)
                                                                        ========             ========

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

     In conjunction with the spin-off of eFunds, the Company has agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds' EBT and medical eligibility verification businesses prior to eFunds' IPO in June 2000, and from certain future losses on identified loss contracts. The contractual maximum amount of litigation and contract losses for which the Company will indemnify eFunds is $14.6 million. Through September 30, 2001, no amounts have been paid or claimed under this indemnification agreement.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY PROFILE

     During 2000, we operated two business segments: Paper Payment Systems and eFunds. On December 29, 2000, we disposed of the eFunds segment via a spin-off transaction. For 2001, we have re-organized our remaining businesses into three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks and related products and services through financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Services sells checks, forms and related products to small businesses through financial institutions and directly to customers via direct mail and the Internet. All three segments operate only in the United States.

RESULTS OF OPERATIONS - QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     The following table presents, for the periods indicated, selected statement of income data (dollars in thousands):

                                       QUARTER ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                        2001                 2000                  2001                  2000
                                        ----                 ----                  ----                  ----
                                            % OF                  % OF                 % OF                  % OF
                                  $        REVENUE      $       REVENUE       $       REVENUE       $       REVENUE
                               ----------------------------------------    ----------------------------------------
Revenue .....................  $323,533       --     $316,084       --     $957,107       --     $959,911       --
Gross profit ................   212,473     65.7%     202,876     64.2%     617,136     64.5%     618,639     64.4%
Selling, general and
  administrative expense ....   129,006     39.9%     129,944     41.1%     393,142     41.1%     404,361     42.1%
Operating income ............    83,467     25.8%      72,932     23.1%     223,994     23.4%     214,278     22.3%

     REVENUE - Revenue increased $7.4 million, or 2.4%, to $323.5 million in the third quarter of 2001 from $316.1 million in the third quarter of 2000. Units for the third quarter were up 3.9% as compared to 2000, while revenue per unit was down 1.5%. The increase in revenue was due to growth within the Direct Checks and Business Services segments. Direct Checks revenue increased due to higher volume resulting from increased units per order, as well as price increases. Business Services volume increased as this business continued to benefit from financial institution referrals and stronger customer retention results. Additionally, a third quarter 2001 price increase contributed to this business' increased revenue. Partially offsetting these increases was a decrease in revenue for the Financial Services segment. This segment continued to experience competitive pricing pressure and a client mix shift toward larger financial institutions which, due to their volumes, generally pay lower average prices per unit than smaller accounts. Additionally, third quarter results included a higher amount of conversion work for several financial institutions. While this caused an increase in volume as compared to 2000, conversions are a lower priced product, causing a decrease in revenue per unit.

     Revenue for the first nine months of 2000 decreased $2.8 million, or 0.3%, to $957.1 million from $959.9 million in 2000. Units for the first nine months of 2001 were down 1.0% as compared to 2000, while revenue per unit was up 0.7%. The decrease in revenue was primarily due to continued competitive pricing pressure within the Financial Services segment, as well as the resulting volume decline due to the loss of financial institution clients. Additionally, the segment experienced a client mix shift toward larger financial institutions which, due to their volumes, generally pay lower average prices per unit than smaller accounts. The decrease in this segment was partially offset by growth in our other two segments. Direct Checks revenue increased due to higher volume resulting from increased units per order, price increases and the acquisition of Designer Checks in February 2000. Business Services revenue increased as this business continued to benefit from financial institution referrals and stronger customer retention results. Additionally, price increases in the third quarter of 2000 and 2001 contributed to this business' increased revenue.

     GROSS PROFIT - Gross profit increased $9.6 million to $212.5 million in the third quarter of 2001 from $202.9 million in the third quarter of 2000. As a percentage of revenue, gross margin increased to 65.7% in the third quarter of 2001 from 64.2% in the third quarter of 2000. The increase was due to printing and distribution center productivity improvements and other cost management efforts primarily within the Financial Services segment, as well as the price increases within the Direct Checks and Business Services segments. Partially offsetting these increases was continued pricing pressure within the Financial Services segment.

     Gross profit decreased $1.5 million to $617.1 million in the first nine months of 2001 from $618.6 million in 2000. As a percentage of revenue, gross margin was 64.5% in the first nine months of 2001 as compared to 64.4% in 2000. The effect of continued pricing pressure within the Financial Services segment, as well as higher delivery costs for this business were offset by price increases within the Direct Checks and Business Services segments and productivity improvements within the Financial Services segment.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE - SG&A expense decreased $0.9 million, or 0.7%, to $129.0 million in the third quarter of 2001 from $129.9 million in the third quarter of 2000 and decreased $11.3 million, or 2.8%, to $393.1 million in the first nine months of 2001 from $404.4 million in the first nine months of 2000. As a percentage of revenue, SG&A expense decreased to 39.9% in the third quarter of 2001 from 41.1% in the third quarter of 2000, and decreased to 41.1% in the first nine months of 2001 from 42.1% in the first nine months of 2000. The improvements were primarily due to reduced spending resulting from on-going cost management efforts across all businesses, reduced e-commerce spending and administrative cost reductions due to the spin-off of eFunds on December 29, 2000. Partially offsetting these decreased expenses were total net restructuring charges of $0.9 million recorded in the second and third quarters of 2001 related to reductions within all segments. These reductions are expected to affect a total of 135 employees and are expected to be completed in the fourth quarter of 2001. By comparison, the first nine months of 2000 included net restructuring reversals of $2.0 million within the Financial Services segment, consisting of a $1.0 million charge for the outsourcing of certain data entry functions, offset by reversals of $3.0 million relating to our initiative to reduce SG&A expense. The outsourcing of data entry functions was completed in 2000 and affected approximately 155 employees. The restructuring reversals resulted from higher than anticipated attrition and the reversal of early termination payments to a group of employees.

     INTEREST EXPENSE - Interest expense decreased $1.9 million to $1.0 million in the third quarter of 2001 from $2.9 million in the third quarter of 2000 and decreased $6.5 million to $3.2 million in the first nine months of 2001 from $9.7 million in the first nine months of 2000. The decreases were due to our lower debt levels and interest rates. During the first nine months of 2001, we had weighted-average debt outstanding of $91.9 million at a weighted-average interest rate of 4.96%. During the first nine months of 2000, we had weighted-average debt outstanding of $131.2 million at a weighted-average interest rate of 8.02%. In February 2001, we paid off our $100.0 million of unsecured and unsubordinated notes which carried interest at 8.55%.

     PROVISION FOR INCOME TAXES - Our effective tax rate in the third quarter of 2001 was 37.5% compared to 36.8% in the third quarter of 2000. Our effective tax rate in the first nine months of 2001 was 37.5% compared to 37.1% in the first nine months of 2000.

     INCOME FROM CONTINUING OPERATIONS - Income from continuing operations in the third quarter of 2001 increased $4.1 million, or 8.7%, to $51.1 million from $47.0 million in the third quarter of 2000. Income from continuing operations increased $6.3 million, or 4.7%, to $137.9 million in the first nine months of 2001 from $131.6 million in the first nine months of 2000. The improvements were due to the increases in operating income and the decrease in interest expense discussed above.

     DISCONTINUED OPERATIONS - Income from discontinued operations was $2.4 million in the third quarter of 2000. In the first nine months of 2000 discontinued operations generated a loss of $3.1 million. This represents the results of our eFunds segment, which was disposed of via a spin-off transaction on December 29, 2000, as well as the costs of the spin-off.

     The results of discontinued operations for the first nine months of 2000 included net charges of $9.7 million for expected future losses on the long-term service contracts of eFunds' electronic benefits transfer (EBT) business. In April 2000, eFunds completed negotiations with the prime contractor for a state coalition for which it provided EBT services. Prior to this, eFunds and the prime contractor were operating without a binding contract. eFunds increased its accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that there was now a definitive agreement with this contractor. Partially offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals. These reversals resulted from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses. Loss from discontinued operations for the first nine months of 2000 also included charges of $7.2 million for payments due under executive employment agreements due to the spin-off of eFunds.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     We believe that the most important measures of our financial strength are the ratios of earnings before interest and taxes (EBIT) to interest expense and free cash flow to debt. EBIT to interest expense was 69.6 and 22.4 for the first nine months of 2001 and 2000, respectively. Free cash flow to debt on a 12-month trailing basis through September 30, 2001 was 131.2%. For the year ended December 31, 2000 this ratio was 88.3%. Free cash flow represents cash flow from operating activities less purchases of capital assets and dividend payments.

     As of September 30, 2001, we had cash and cash equivalents of $5.3 million, as well as marketable securities of $10.6 million. The following table shows our cash flow activity for the first nine months of 2001 and 2000 and should be read in conjunction with our consolidated statements of cash flows (dollars in thousands):

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                    2001                 2000
                                                                    ----                 ----
         Continuing operations:
            Cash provided by operating activities ..............    $ 208,609     $ 177,233
            Cash used by investing activities ..................      (16,646)     (114,320)
            Cash used by financing activities ..................     (267,445)     (116,726)
                                                                    ---------     ---------
            Cash used by continuing operations .................      (75,482)      (53,813)
            Cash used by discontinued operations ...............           --       (35,348)
                                                                    ---------     ---------
              Net decrease in cash and cash equivalents ........    $ (75,482)    $ (89,161)
                                                                    =========     =========

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

     During the first nine months of 2001, earnings before interest, taxes, depreciation and amortization (EBITDA) were $281.9 million. These operating cash inflows were utilized primarily to make 2000 employee profit sharing and pension contributions, to fund Financial Services contract acquisition costs, to pre-fund our trust for employee medical costs and to make income tax payments.

     Cash on hand at year-end, cash provided by operating activities during the first nine months of 2001, the net issuance of $102.9 million of commercial paper and cash receipts of $43.8 million from stock issued under employee stock purchase plans enabled us to spend $231.6 million on share repurchases, to make payments on long-term debt of $101.2 million, to pay dividends of $77.5 million and to purchase $22.3 million of capital assets during the first nine months of 2001.

     As of September 30, 2001, we had committed lines of credit for $350.0 million available for borrowing and as support for our $300.0 million commercial paper program. No amounts were drawn on these lines during the first nine months of 2001. The average amount drawn on these lines during 2000 was $18.8 million at a weighted-average interest rate of 6.26%. As of September 30, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit. The average amount of commercial paper outstanding during the first nine months of 2001 was $73.6 million at a weighted-average interest rate of 4.17%. As of September 30, 2001, $102.9 million was outstanding at a weighted-average interest rate of 3.21%. The average amount of commercial paper outstanding during 2000 was $6.2 million at a weighted-average interest rate of 6.56%. No commercial paper was outstanding as of December 31, 2000.

     We had uncommitted bank lines of credit for $50.0 million available at variable interest rates. The average amount drawn on these lines of credit during the first nine months of 2001 was $1.8 million at a weighted-average interest rate of 4.26%. The average amount drawn on these lines of credit during 2000 was $33,000 at a weighted-average interest rate of 6.38%. As of September 30, 2001 and December 31, 2000, no amounts were outstanding under these lines of credit.

     We have a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. Such notes could be used for general corporate purposes, including working capital, capital expenditures, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities. As of September 30, 2001 and December 31, 2000, no such notes were issued or outstanding.

     In conjunction with the spin-off of eFunds, we have agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds' EBT and medical eligibility verification businesses prior to eFunds' initial public offering in June 2000, and from certain future losses on identified loss contracts. The contractual maximum amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. Through September 30, 2001, no amounts have been paid or claimed under this indemnification agreement.

RECENT DEVELOPMENTS

     In January 2001, we announced that our board of directors approved a stock repurchase program, authorizing the repurchase of up to 14 million shares of Deluxe common stock. At that time, we announced that we expected to complete these repurchases over a 12- to 18- month period. In May 2001 we adopted a plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This plan permits us to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the days or weeks immediately preceding our quarterly earnings releases. Our Rule 10b5-1 plan authorizes our securities brokers to purchase up to 4 million shares in aggregate during our black-out periods for the 2001 fiscal year reporting period and is part of the 14 million share repurchase program. We also expect to continue to make open market purchases during our normal trading windows.

     Under the share repurchase program, we have spent $231.6 million to repurchase 8.3 million shares through September 30, 2001. Our shareholders' equity declined from $262.8 million at December 31, 2000 to $140.8 million at September 30, 2001 primarily as a result of these share repurchases and the required accounting treatment for them. The resulting decrease in shares outstanding resulted in a $0.07 increase in diluted income from continuing operations per share for the third quarter of 2001 and a $0.10 per share increase for the first nine months of 2001. We funded these repurchases by utilizing cash generated from operations and by issuing commercial paper. As of September 30, 2001, $102.9 million of commercial paper was outstanding. If the remaining 5.7 million shares are purchased within the 12- to 18- month timeframe originally anticipated, our reported shareholders' equity could move to a negative position. The market value of the Company's shareholders' equity was $2.3 billion as of September 30, 2001, calculated at the September 28, 2001 closing market price of $34.54 per share with 66.2 million shares outstanding.

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

     In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which addresses accounting and financial reporting for goodwill and intangible assets. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. This statement is effective for us in its entirety on January 1, 2002. As of September 30, 2001, the net book value of our goodwill was $83.8 million, and goodwill amortization expense for the first nine months of 2001 was $4.6 million. We have not yet determined the impact this statement will have on our results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for us on January 1, 2002. We do not expect that adoption of this standard will have a material effect on our results of operations or financial position.

     As a result of the terrorist attacks of September 11, we did not suffer the loss of any employees or assets. Our express delivery was impacted because the country's air delivery system was shut down. As a result, some of our customers may have experienced an interruption in delivery. Orders within our Business Services segment slowed somewhat immediately following September 11, but they returned to normal levels by the end of the month.


OUTLOOK

     As of yet, the slowing United States economy has had little impact on our results of operations and we do not expect to see an impact in the last quarter of the year, assuming no further deterioration in the economy. While we cannot predict what impact a prolonged war on terrorism will have on the United States economy, our plan is to watch expenses, continue to invest in our business and make capital expenditures when they will increase productivity or profitably increase revenue. We currently expect that our fourth quarter earnings per share will be between $.65 and $.68, excluding the impact of any further share repurchases we might make in the fourth quarter.

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

     In line with this strategy, we expanded our product offerings by introducing a new line of Disney check packages. Additionally, both Direct Checks and Business Services have had success in leveraging our e-commerce capabilities. Internet orders for Direct Checks increased over 80% during the first nine months of 2001 as compared to 2000, while Business Forms Internet orders more than doubled during the same period.

     We continue to invest in our businesses, particularly as it relates to our use of the Internet. We currently are developing a browser application-based solution to allow clients to inquire and purchase our check products from their desktops. We will provide software modifications, upgrades, fixes, etc. to our financial institution clients remotely, allowing our customers ease of use. Additionally, we are continuing to build an electronic order processing capability for multiple channels. We also continue to invest in areas of the business where we can increase productivity and reduce costs. We anticipate total capital purchases of $35.0 million to $40.0 million in 2001.

     While the check printing industry is mature, our existing leadership position in the marketplace contributes to our financial strength. Although we don't anticipate significant growth in operating income in 2001, we believe that our business strategy will enable us to increase shareholder value.



Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to changes in interest rates primarily as a result of the borrowing and investing activities used to maintain liquidity and fund business operations. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. We continue to utilize commercial paper to fund working capital requirements and share repurchases. We also have various lines of credit available, as well as a shelf registration for the issuance of up to $300.0 million in medium-term notes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2001, we had $102.9 million of commercial paper outstanding at a weighted-average interest rate of 3.21%. The carrying value of this debt approximates its fair value due to its short-term duration. Other than capital lease obligations, we had no long-term debt outstanding as of September 30, 2001.

     As of September 30, 2001, we had an investment portfolio of fixed income securities of $10.6 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, we have the ability to hold these fixed income investments until maturity and therefore would not expect to recognize an adverse impact on income or cash flows.


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

     LEGISLATION RELATING TO CONSUMER PRIVACY PROTECTION COULD HARM OUR
BUSINESS.

     We are subject to regulations implementing the privacy requirements of a new federal financial modernization law known as The Gramm-Leach-Bliley Act ("the Act"). The Act requires us to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter. These regulations could have the effect of increasing our expenses and otherwise foreclosing future business initiatives.

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


Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report:

       Exhibit                                                         Method of
       Number                          Description                       Filing
       ------                          -----------                       ------

         3.1        Articles of Incorporation (incorporated by             *
                    reference to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1990).

         3.2        Bylaws (incorporated by reference to Exhibit 3.2       *
                    to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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

         4.2        Amendment No. 1 to Amended and Restated Rights         *
                    Agreement, entered into as of January 21, 2000, between the Company and Norwest Bank Minnesota,
                    National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's
                    Amendment No. 1 to its Quarterly Report on Form
                    10-Q for the Quarter Ended June 30, 2000).

       4.3          Indenture, relating to up to $300,000,000 of debt      *
                    securities (incorporated by reference to Exhibit
                    4.1 to the Company's Registration Statement on
                    Form S-3 (33-62041) filed with the Commission on August 23, 1995).

       4.4          Credit Agreement dated as of August 24, 2001,        Filed
                    among the Company, Bank One, N.A. as                herewith
                    administrative agent, The Bank of New York as syndication agent and the other financial institutions party thereto, related to a $350,000,000 revolving credit agreement.

       12.3         Statement re: computation of ratios.                 Filed
                                                                        herewith

      -------------------
      *Incorporated by reference

     (b)  Reports on Form 8-K:

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DELUXE CORPORATION
                                                (Registrant)


Date: October 29, 2001                        /s/ Lawrence J. Mosner
                                             -----------------------------------
                                             Lawrence J. Mosner, Chairman of the
                                             Board and Chief Executive Officer
                                             (Principal Executive Officer)


Date: October 29, 2001                        /s/ Douglas J. Treff
                                             -----------------------------------
                                             Douglas J. Treff
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

INDEX TO EXHIBITS


Exhibit No.                          Description                     Page Number
-----------                          -----------                     -----------

    4.4 Credit Agreement dated as of August 24, 2001, among the Company, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent and the other financial institutions party thereto, related to a $350,000,000 revolving credit agreement.

   12.3        Statement re: computation of ratios