Form 10-K
period 2001-12-31
DELUXE CORP
filed 2002-03-26
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001.

Commission file number 1-7945.

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(651) 483-7111

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $1.00 per share	New York Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ✓  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant is $3,080,990,634 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on March 6, 2002. The number of outstanding shares of the registrant’s common stock as of March 6, 2002, was 64,262,626.

Documents Incorporated by Reference:

1.	Portions of our annual report to shareholders for the fiscal year ended December 31, 2001, are incorporated by reference in Parts I and II.

2. Our	definitive proxy statement to be filed within 120 days after our fiscal year-end is incorporated by reference in Part III.

PART I

Item 1.    Narrative Description of Business

Overview

Deluxe Corporation is the largest provider of checks in the United States, both in terms of revenue and number of checks produced. We sell checks and related products to individuals and small businesses. In addition, we produce computer and business forms on a small quantity order basis, including continuous forms, deposit tickets, invoices, statements, tax forms and labels. Our checks and business forms are compatible with nearly all of today’s off-the-shelf accounting software packages. We also sell accessories, such as checkbook covers, deskbooks and rubber stamps. In addition, we offer products and services to our financial institution clients and consumers, such as protection from check order fraud.

Our company was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, our company was named Deluxe Check Printers, Incorporated. Our principal executive offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966, telephone (651) 483-7111.

Industry Background/Outlook

Payment systems and methods have been changing in the United States as banking and other industries have introduced alternatives to the traditional paper check, including, among others, automatic teller machines, credit cards, debit cards and electronic payment systems, such as electronic bill presentment and payment. However, the recently released Federal Reserve Bank Payment Study indicates that checks remain consumers’ most preferred method of non-cash payment.

According to our estimates, the total number of checks written by individuals and small businesses, the primary purchasers of checks, declined slightly in 2001 compared to 2000. We believe that the number of checks written by individuals and small businesses will continue to decline due to the increasing use of alternative payment methods. Although we believe that the number of checks being written by small businesses has not yet begun to decline, the total number of personal, business and government checks written in the United States has been in decline since 1997. We believe the decline in personal, business and government checks is due to the increasing use of the alternative payment methods, increasing use of direct deposits for payroll and government transfer payments, and changing payment practices at large businesses and government agencies. Another planned Federal Reserve update in three to five years will provide more insight into check volumes and the trend for total checks written.

The most common method by which consumers order checks is through financial institutions. We believe such orders comprised approximately 70% of all check sales to individuals and small businesses in 2001. Orders originating in this manner are sourced through financial institutions such as banks, savings and loan institutions, credit unions, brokerages and other financial institutions. Competitive pressures have reduced margins on check orders obtained through financial institutions in recent years, largely as a result of consolidation in the financial institution industry. Merged entities are seeking not only the most favorable prices formerly offered to the predecessor institutions but also additional discounts due to the greater volume represented by the combined company.

The direct-to-the-consumer method of ordering checks emerged in the mid-1980s based upon consumer desire for lower-priced alternatives and better design selection compared to checks obtained through financial institutions. We believe that direct sales to individuals and small businesses increased slightly, year-over-year, from 1997 to 2001. Direct-to-the-consumer checks are marketed to individuals and small businesses primarily through newspapers, co-op advertisements and the Internet.

Deluxe’s Products and Services

The primary raw materials used in producing our products are paper, ink and cartons, which we purchase from various sources. We believe that supplies of our materials are sufficient to meet our planned operating needs for the foreseeable future. In addition, we also utilize a paper printing plate material that is available from only a limited number of sources. We believe our source provides a reliable supply of this material and that it maintains an inventory sufficient to avoid any production disruptions in the event of an interruption of its supply.

During 2001, we re-organized our one business segment, Paper Payment Systems, into three business segments: Financial Services, Direct Checks, and Business Services.

Financial Services

Financial Services provides checks, related products and program management services on behalf of financial institutions. Customers commonly submit initial check orders and reorders to their respective financial institutions, which then forward those requests to us. We ship the printed checks directly to the customer while we manage the merchandising and financial institution check program rules to ensure ultimate customer satisfaction and accuracy. Our charges are usually paid by electronic transfer directly from the customers’ accounts. We typically produce and ship check orders within two days after the receipt of an order. We sold checks through approximately 10,000 financial institutions during 2001.

In line with our goal to be the best service provider to the financial services industry, we offer enhanced services such as customized reporting, file management and expedited account conversion support, so that we and our financial institution clients can be as efficient and profitable as possible. These include our SecureMailSM service, implemented in September 1999, that reduces our clients’ and their customers’ risks of check order fraud.

During 2001 we piloted our DeluxeSelectSM program, which capitalizes on our knowledge and understanding of consumers’ check buying preferences and effective check merchandising strategies. Through our DeluxeSelectSM program, our financial institution clients have the option to rely on us to merchandise checks on their behalf. The benefits of this initiative include: 1) significant increases in accuracy and financial institution customer satisfaction from selecting a check style that reflects their personal interests or style, 2) increased revenue and enhanced profitability for our financial institution clients as they see the value of our merchandising and check ordering process, and 3) more fulfilled Deluxe employees as they are given the opportunity to move away from being order-takers to working in a more robust sales and service environment where they leverage the strengths of our check merchandising strategies on behalf of our financial institution clients.

Our relationships with specific financial institutions are usually formalized through supply contracts averaging three to five years in duration. We are committed to our financial institution relationships and seek to strengthen and expand them by emphasizing the breadth and value of our checks and related products and services.

Direct Checks

Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. We increased our direct-to-the-consumer focus in the 1980’s in response to the changes in the industry, although we have been selling products directly to consumers since our first catalog was produced in 1918. We use a variety of direct marketing techniques to acquire new customers in this direct-to-the-consumer market, including freestanding inserts in newspapers and co-op advertising. We also use effective e-commerce strategies to direct traffic to our websites. We are now emphasizing telephone and Internet contacts because they provide a more efficient way of selling products than through the mail.

With three websites, www.checksunlimited.com, www.designerchecks.com and www.checks.com, over 15 percent of orders received by Direct Checks originate from customers using the Internet. We received almost two million Internet orders for our checks in 2001.

As part of our growth strategy, we acquired Designer Checks, Inc. in February 2000. This acquisition provided us with access to additional customers, increased capacity and new product configurations such as a side-tear option.

Business Services

Business Services sells checks, forms and related products to small offices/home offices on behalf of financial institutions and directly to customers via direct mail and the Internet. With a database of 1.4 million customers, Business Services sells over two million products annually.

Through a very successful business referral program, our financial institution clients refer new small business customers to us directly, via telephone, at the time of the new account opening. Once contacted by the small business customer, our call center associate spends time learning about their business and accounting requirements and helping them order software compatible checks, forms and other related products. This personal approach, coupled with an integrated direct marketing strategy offered to existing customers, results in satisfied customers for the financial institution and for Deluxe.

As part of our growth and e-commerce retailing strategies, we have offered customers access to our small business website, www.deluxeforms.com. Orders from customers obtained via this website represented more than five percent of total orders for Business Services in 2001. This additional order capture medium allows customers to access our full range of products and services and provides them greater convenience when placing orders. We believe this will increase customer satisfaction and encourage repeat sales.

Our Strategy

Given the challenges we have faced in growing revenue in light of the decline in the use of checks as a payment method, we have implemented measures to reduce costs of production and other cost management measures. In 1996, we announced a plan to close 21 of our financial institution check printing plants over a two-year period in order to better manage our cost structure. Four additional plant closings were announced in 1998. The plant closings were made possible by advancements in our telecommunications, order processing and printing technologies. By the end of 2000, all of the production functions in these 25 plants were closed. We have also outsourced many non-strategic areas, such as information technology (IT) application development, mail processing and certain data entry and accounting functions.

Our strategy is to strengthen our leading position in the markets in which we compete by continuing to use our business alignment model to keep our business focused and strong. Our business model consists of three primary elements: Deluxe’s shared values, our vision and our business objectives.

Our shared values are behavior related and drive how we conduct business across the entire corporation.

Our vision is to grow Deluxe by leveraging our core competencies of personalization, direct marketing and e-commerce.

Our business model contains five primary business objectives:

•	revenue growth,

•	increased client and customer loyalty,

•	increased talent and diversity in our workforce,

•	cost management, and

•	product and process transformation that allows us to succeed under changing market conditions.

These objectives keep us focused over time on what we want to accomplish. Key elements of our strategy are to:

•	Leverage core competencies to develop new sources of revenue through new and expanding product offerings within our existing businesses.

Provide additional services and new products.  We intend to sell additional services and new product offerings to our existing customers. For example, we recently introduced a line of Disney® check designs. This marks an industry first and the first time that Disney® characters have appeared on personal checks and related products.

Pursue expanded product offering opportunities.  We intend to maximize revenue per order by pursuing expanded product offering opportunities within our existing customer base. For example, our customers have specific preferences and requirements. When we take reorders from financial institution customers on behalf of the financial institution via the Internet or our voice response unit, we have an opportunity to focus on customer preferences and requirements. This allows us the opportunity to provide more products and services to them.

•
Further expand our presence on the Internet.  Consumers’ willingness to do business via electronic methods is beneficial for us due to the accuracy, efficiency and convenience of this medium. In addition, the Internet allows us to connect directly with check writers, affording us the opportunity to improve product mix and customer satisfaction.

•
Invest in technology and processes that will lower our cost structure.  Although we do not believe that we will be able to achieve cost reductions of a magnitude similar to those achieved in recent years, we will continue to manage our costs carefully and to invest in technology and processes to increase operating efficiency in our business. In recent years we have implemented a number of programs to control expenses and increase efficiency, such as consolidating plants, improving production capacity,

•	implementing electronic customer interfaces and outsourcing certain IT application development and mail processing functions.

•
Consider acquisitions that leverage core competencies, are accretive to earnings and generate cash from operating activities. For example, we acquired Designer Checks, Inc. in February 2000, which contributed positive earnings and cash flow to our operations.

Competition

The payments industry is highly competitive. We face considerable competition from at least six other check printers and expect competition to intensify as the check printing portion of the industry continues to mature and decline. We also face competition from alternative electronic payment systems such as automatic teller machines, credit cards, debit cards and electronic payment systems, such as electronic bill presentment and payment. Electronic commerce is evolving and intensely competitive. As we expand our e-commerce presence, we face competition from check printing software vendors and from Internet–based sellers of checks and related products to consumers.

In the check printing business, the principal factors on which we compete are product and service breadth, price, convenience, quality, and program management. From time to time, some of our check printing competitors have reduced the prices of their products in an attempt to gain greater volume, and the corresponding pricing pressure placed on us has resulted in reduced profit margins. We have also experienced some loss of business due to our refusal to meet competitive prices that fell below our profitability targets. Similar pressures may result in margin reductions in the future.

Government Regulation

We are subject to the privacy requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act. Regulations implementing the Act require each regulated entity to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter.

The regulations require some of our operating companies to provide a notice to our consumer customers to allow them an opportunity to remove their nonpublic personal information from our files before we share their information with certain third parties. The regulations, including the above provision, may limit our ability to use our direct consumer data in our businesses. However, the regulations allow us to transfer consumer information to process a transaction that a consumer requests and to protect the confidentiality of a consumer’s records or to protect against or prevent actual or potential fraud, unauthorized transactions, claims or other liability. We are also allowed to transfer consumer information for required institutional risk control and for resolving customer disputes or inquiries. We may also contribute consumer information to a consumer-reporting agency pursuant to the Fair Credit Reporting Act.

Our financial institution clients request various contractual provisions in their agreements with us that are intended to comply with their obligations under the Act and regulations.

Congress and many states are considering more stringent laws or regulations that, among other things, restrict the purchase, sale or sharing of non-public personal information about consumers. For example, legislation has been introduced in Congress to further restrict the sharing of consumer information by financial institutions, as well as to require that a consumer opt-in prior to a financial institution’s use of his or her data in its marketing program.

Laws and regulations may be adopted in the future with respect to the Internet, e-commerce and marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of Internet business and/or the use of other sales and marketing platforms. As an example, new privacy laws could decrease traffic to our websites and the demand for our products. Moreover, the applicability to the Internet of existing laws governing property ownership, taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

Intellectual Property

We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our intellectual property. Intellectual property laws afford limited protection. It may be possible for a third party to copy our products and services or otherwise obtain and use our proprietary information without our permission. There is no assurance that our competitors will not independently develop products and services that are substantially equivalent or superior to our products and services. A growing percentage of our check revenues are coming from the sale of licensed product designs and our continued success in this area will depend in large part on our ability to maintain and secure such licenses on favorable terms.

Employees

As of December 31, 2001, we had approximately 6,840 full- and part-time employees employed within the United States. Of the total number of employees, 2,841 were engaged in production, 3,040 were engaged in customer and technical support services, 544 were engaged in sales and marketing and 415 were engaged in administrative and other functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Other Financial Information

The information about segments and geographic areas appearing under the caption “Note 15: Business segment information” on pages 48 through 49 of the Annual Report is incorporated by reference.

Executive Officers of the Registrant

Our executive officers are elected by the board of directors each year. The term of office of each executive officer will expire at the annual meeting of the board of directors that will be held after the regular shareholders meeting on May 7, 2002. The executive officers and their positions are as follows:

Name	Age	Position	Officer Since
Lawrence J. Mosner	60	Chairman of the Board and Chief Executive Officer	1995
Ronald E. Eilers	54	President and Chief Operating Officer	1996
Stephen J. Berry	39	Senior Vice President, President—Direct Checks	2000
Guy C. Feltz	46	Senior Vice President, President—Deluxe Financial Services	2000
Anthony C. Scarfone	40	Senior Vice President, General Counsel and Secretary	2000
Warner F. Schlais	49	Senior Vice President and Chief Information Officer	2000
Richard L. Schulte	45	Senior Vice President, President—Deluxe Business Services	2000
Douglas J. Treff	44	Senior Vice President and Chief Financial Officer	2000
Gene H. Peterson	57	Vice President, eBusiness and Corporate Development	2000

Lawrence J. Mosner has served as chairman of the board and chief executive officer of Deluxe since December 2000. Prior to this position, Mr. Mosner served as vice chairman, a position he assumed in August 1999. Before being named as vice chairman, Mr. Mosner served as executive vice president of Deluxe. In that position, Mr. Mosner had overall responsibility for all of our day-to-day operations from July 1997 until April 1999, at which point he was designated to lead our initiative to restructure various businesses along business unit lines and otherwise evaluate strategic alternatives for enhancing shareholder value. From February to July 1997, Mr. Mosner was senior vice president of Deluxe and served as president of our Paper Payment Systems business unit. From November 1995 until February 1997, Mr. Mosner served as senior vice president of Deluxe and president of Deluxe Direct, Inc., a subsidiary that included all of our business units selling directly to individuals and small businesses.

Ronald E. Eilers has served as president and chief operating officer of Deluxe since December 29, 2000. From August 1997 to December 2000, Mr. Eilers was a senior vice president of Deluxe and managed our Paper Payment Systems business. From February 1997 to August 1997, Mr. Eilers was president of Deluxe Direct, Inc., a subsidiary of Deluxe, and from October 1996 was vice president of Deluxe Direct, Inc.

Stephen J. Berry was named a senior vice president of Deluxe in December 2000 and has served as president of our Direct Checks segment since May 1999. From August 1997 to April 1999, Mr. Berry was director of marketing for Direct Checks, and from August 1996 to July 1997 was a marketing manager for Direct Checks.

Guy C. Feltz was named a senior vice president of Deluxe in December 2000 and has served as president of our Financial Services segment since July 2000. He was also a vice president of Deluxe from July to December 2000. From August 1999 to July 2000, Mr. Feltz served as senior vice president of sales and marketing for our financial institution check printing business. From June 1998 to July 1999, Mr. Feltz was the president and chief executive officer of our government services business, which is part of Deluxe’s former subsidiary, eFunds. From May 1996 to May 1998, he served as president of Deluxe-HCL, an international joint venture of Deluxe.

Anthony C. Scarfone joined us in September 2000 as senior vice president, general counsel and secretary and became an executive officer of Deluxe in December 2000. Prior to joining Deluxe, Mr. Scarfone served as vice president, general counsel and secretary of Dahlberg, Inc., a worldwide manufacturer, distributor and retailer of electronic hearing devices, a position he held from November 1993 to November 1999.

Warner F. Schlais has served as senior vice president and chief information officer since November 1999, and became an executive officer of Deluxe in December 2000. From December 1997 to November 1999, Mr. Schlais was vice president and chief information officer and from April 1995 to December 1997 was our vice president of applications development.

Richard L. Schulte was named a senior vice president of Deluxe in December 2000 and has served as president of our Business Services segment since July 2000. From May 1999 to July 2000, Mr. Schulte was our senior vice president of supply chain and operations. From 1995 to May 1999, he was president and general manager of Current, Inc. (now Direct Checks Unlimited), our direct mail check business.

Douglas J. Treff joined us in October 2000 as senior vice president and chief financial officer and became an executive officer of Deluxe in December 2000. From February 1993 until Mr. Treff joined us, he served as vice president, finance, of Wilsons the Leather Experts, Inc. (Wilsons), a leather specialty apparel retailer. He was also appointed chief financial officer of Wilsons in May 1996.

Gene H. Peterson was named an executive officer of Deluxe in December 2000 and has served as vice president, eBusiness and corporate development since November 1999. From October 1997 until November 1999, Mr. Peterson was vice president of planning and development. From February 1996 to October 1997, he served as vice president of planning and development for our financial services division.

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

Location	Approximate Square Feet	Owned or Lease Expiration Date	Function

Shoreview, Minnesota (2 locations)	313,965	Owned	Administration, marketing, sales, teleservice center and headquarters

Lancaster, California	68,539	Owned	Production, teleservice center and mail center

Des Plaines, Illinois	191,805	Owned	Production and distribution

Colorado Springs, Colorado	291,311	Owned	Production, administration, marketing and teleservice center

Dallas, Texas	53,490	Owned	Production

Greensboro, North Carolina	44,336	Owned	Production

Indianapolis, Indiana	43,969	Owned	Production

Lenexa, Kansas (2 locations)	321,080	Owned	Production and distribution

Mountain Lakes, New Jersey	62,961	Owned	Production

Pittsburgh, Pennsylvania	45,884	Owned	Production

Streetsboro, Ohio	115,205	Owned	Production

Salt Lake City, Utah	95,307	Owned	Production

Campbell, California	68,655	Owned	Production

Shoreview, Minnesota (2 locations)	189,338	September 2004	Administration

Shoreview, Minnesota	180,832	September 2009	Administration

Anniston, Alabama	83,400	June 2002	Production and teleservice center

Greensboro, North Carolina	65,340	September 2003	Teleservice center

Syracuse, New York	47,469	December 2004	Teleservice center

Phoenix, Arizona	50,337	June 2003	Teleservice center

Item 3.    Legal Proceedings

Other than routine litigation incidental to our business, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol DLX. During the years ended December 31, 2001 and 2000, we declared dividends of $0.37 per share during each quarterly period. At this time, we expect no change in the dividend amount or frequency of payment. As of December 31, 2001, the number of shareholders of record was 11,462. The table below shows the per-share price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange. The 2000 per-share prices have been adjusted to reflect the spin-off of our subsidiary, eFunds Corporation, on December 29, 2000.

Stock Price Ranges (dollars)	High	Low	Close
2001
Quarter 1	24.35	19.17	23.67
Quarter 2	28.90	22.74	28.90
Quarter 3	34.54	28.38	34.54
Quarter 4	42.19	34.00	41.58
2000
Quarter 1	23.18	17.74	21.18
Quarter 2	21.23	18.65	18.84
Quarter 3	19.19	15.99	16.24
Quarter 4	20.20	15.89	20.20

Item 6.    Selected Financial Data

The information appearing under the caption “Five-year Summary” on page 28 of the Annual Report is incorporated by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 13 through 26 of the Annual Report is incorporated by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” on page 26 of the Annual Report is incorporated by reference.

Item 8.    Financial Statements and Supplementary Data

The financial statements, notes and independent auditors’ reports on pages 29 through 51 of the Annual Report and the information appearing under the caption “Summarized Quarterly Financial Data” (unaudited) on page 52 of the Annual Report is incorporated by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 16, 2001, we decided not to re-engage our independent auditors, Deloitte & Touche LLP (“Deloitte”) and appointed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as our new independent auditors for the fiscal year ending December 31, 2001. This determination followed our decision to seek competitive bids from independent accounting firms, including Deloitte, with respect to the engagement of independent accountants to audit the consolidated financial statements for the fiscal year ending December 31, 2001. The decision not to re-engage Deloitte and to engage PricewaterhouseCoopers was approved by the unanimous vote of our board of directors upon the recommendation of its audit committee. Our shareholders ratified the appointment of PricewaterhouseCoopers at our Annual Meeting on May 8, 2001.

The reports of Deloitte on the consolidated financial statements for the fiscal years ended December 31, 2000 and December 31, 1999 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the 2000 and 1999 fiscal years and the subsequent interim period through March 16, 2001, (i) there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports (a “Disagreement”) and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (a “Reportable Event”).

We reported the change in accountants on Form 8-K on March 21, 2001. The Form 8-K contained a letter from Deloitte addressed to the Securities and Exchange Commission stating that it agreed with certain of the above statements, and had no reason to agree or disagree with the remaining statements.

PART III

Items 10, 11, 12 and 13.    Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions

Our definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end, is incorporated by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following financial statements, schedules and reports of independent accountants and consents are filed with or incorporated by reference in this report:

Financial Statements	Page in Annual Report
Consolidated Balance Sheets at December 31, 2001 and 2000	29
Consolidated Statements of Income for each of the three years in the period ended December 31, 2001	30
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2001	30
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001	31
Notes to Consolidated Financial Statements	32 — 51
Reports of Independent Accountants	51
Supplemental Financial Information (Unaudited):
Summarized Quarterly Financial Data	52
Page in this Form 10-K
Consents of Independent Accountants to the incorporation by reference of their reports in our registration statements numbered 2-96963, 33-53585, 33-57261, 33-32279, 33-58510, 33-62041, 333-03625, 33-48967, 333-95739, 333-52452 and 333-52454
F-1 —F-2

Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

(b)  Reports on Form 8-K

None.

(c)  The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).	*

4.1
Amended and Restated Rights Agreement, dated as of January 31, 1997, by and between us and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Commission on February 7, 1997).
*

4.2
Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000).
*

4.3
Indenture, relating to up to $300,000,000 of debt securities (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (33-62041) filed with the Commission on August 23, 1995).
*

4.4
Credit Agreement dated as of August 24, 2001, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent and the other financial institutions party thereto, related to a $350,000,000 revolving credit agreement (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001).
*

10.1	Deluxe Corporation 2000 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (“the September 2000 10-Q”) for the Quarter Ended September 30, 2000).	*

10.2	Deluxe Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).	*

10.3
Deluxe Corporation Deferred Compensation Plan (2001 Restatement), (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (“the March 2001 10-Q”) for the quarter ended March 31, 2001).
*

10.4	Deluxe Corporation Supplemental Benefit Plan (incorporated by reference to Exhibit (10)(B) to the Annual Report on Form 10-K for the Year Ended December 31, 1995).	*

10.5	Deluxe Corporation 1998 DeluxeSHARES Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (“the 1997 10-K”) for the Year Ended December 31, 1997).	*

10.6
Description of Deluxe Corporation Non-employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the Year ended December 31, 1996).
*

10.7	Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the 1997 10-K).	*

10.8	Description of non-employee Director Compensation Arrangements (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the Year Ended December 31, 1999).	*

10.9
Government Services Indemnification Agreement, dated as of May 1, 2000, by and between us and eFunds Corporation (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the S-1 filed by eFunds Corporation with the Commission on May 15, 2000 (Registration No. 333-33992)).
*

10.10
Professional Services Agreement, dated as of April 1, 2000, by and between us and eFunds Corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the S-1 filed by eFunds Corporation with the Commission on May 15, 2000 (Registration No. 333-33992)).
*

10.11
Tax Sharing Agreement, dated as of April 1, 2000, by and between us and eFunds Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the S-1 filed by eFunds Corporation with the Commission on May 15, 2000 (Registration No. 33-33992)).
*

10.12
Severance Agreement entered into effective March 1, 2001 between Deluxe and the following executive officers: Ronald E. Eilers, Anthony C. Scarfone, Richard L. Schulte, Douglas J. Treff, Stephen J. Berry, Warner F. Schlais, Guy C. Feltz, and Gene H. Peterson (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K (“the 2000 10-K”) for the Year Ended December 31, 2000).
*

10.13	Severance Agreement entered into effective March 1, 2001 between the Company and Lawrence J. Mosner (incorporated by reference to Exhibit 10.18 to the 2000 10-K).	*

10.14	Executive Retention Agreement between Deluxe and Lawrence J. Mosner dated April 2, 2001 (incorporated by reference to Exhibit 10.2 to the March 2001 10-Q).	*

10.15
Executive Retention Agreement entered into effective December 18, 2000 between Deluxe and the following executive officers: Lawrence J. Mosner, Ronald E. Eilers, Anthony C. Scarfone, Richard L. Schulte, Douglas J. Treff, Stephen J. Berry, Warner F. Schlais, Guy C. Feltz, and Gene H. Peterson (incorporated by reference to Exhibit 10.19 to the 2000 10-K).
*

10.16	First Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 4.3 on Form S-8 filed January 7, 2002).	*

10.17	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 on Form S-8 filed January 7, 2002).	*

10.18	Amended and Restated 2000 Employee Stock Purchase Plan.	Filed herewith

10.19	First Amendment to the Deluxe Corporation Supplemental Benefit Plan (2001 Restatement).	Filed herewith

12.4	Statement re: computation of ratios.	Filed herewith

13	2001 Annual Report to shareholders.	Filed herewith

21.1	Subsidiaries of the Registrant.	Filed herewith

23	Consents of Experts and Counsel (incorporated by reference to pages F-1 and F-2 of this Annual Report on Form 10-K).	*

24.1	Power of attorney.	Filed herewith

99.1	Cautionary Statements and Risk Factors.	Filed herewith

*	Incorporated by reference

Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of reasonable expenses in furnishing such copies.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shoreview, State of Minnesota.

DELUXE CORPORATION

By:	/s/ LAWRENCE J. MOSNER
Lawrence J. Mosner Chairman of the Board of Directors and Chief Executive Officer
Date: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 26, 2002.

Signature	Title

/s/ LAWRENCE J. MOSNER Lawrence J. Mosner	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ DOUGLAS J. TREFF Douglas J. Treff	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* Ronald E. Eilers	Director

* Barbara B. Grogan	Director

* Stephen P. Nachtsheim	Director

* Calvin W. Aurand, Jr.	Director

Signature	Title

* Donald R. Hollis	Director

* Robert C. Salipante	Director

* Daniel D. Granger	Director

* Cheryl E. Mayberry	Director

* Charles A. Haggerty	Director

* Martyn R. Redgrave	Director

By:	/s/ LAWRENCE J. MOSNER
Lawrence J. Mosner Attorney-in-Fact

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 2-96963, 33-53585, 33-57261, 333-03625, 33-48967, 333-95739, 333-52452 and 333-52454 on Form S-8 and 33-32279, 33-58510 and 33-62041 on Form S-3 of our report dated January 25, 2001, incorporated by reference in this Annual Report on Form 10-K of Deluxe Corporation for the year ended December 31, 2001.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 22, 2002

F-1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in each Registration Statement on Form S-8 (No. 2-96963, 33-53585, 33-57261, 333-03625, 33-48967, 333-95739, 333-52452 and 333-52454) and Form S-3 (No. 33-32279, 33-58510 and 33-62041) of Deluxe Corporation of our report dated January 25, 2002 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
March 22, 2002

F-2

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit Number	Description	Page Number

10.18	Amended and Restated 2000 Employee Stock Purchase Plan

10.19	First Amendment to the Deluxe Corporation Supplemental Benefit Plan (2001 Restatement)

12.4	Statement re: computation of ratios

13	2001 Annual Report to shareholders

21.1	Subsidiaries of the Registrant

24.1	Power of attorney

99.1	Cautionary Statements and Risk Factors