Form 10-Q
period 2002-03-31
DELUXE CORP
filed 2002-05-09
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ending	March 31, 2002

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number:	1-7945

DELUXE CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0216800
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

(651) 483-7111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ✓	No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 30, 2002 was 63,418,653.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DELUXE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2002	December 31, 2001
	(dollars in thousands, except per share amount)
Current Assets:
Cash and cash equivalents	$7,333	$9,571
Trade accounts receivable (net of allowance for doubtful accounts of $1,663 and $1,428, respectively)	43,251	37,703
Inventories	11,451	11,192
Supplies	10,868	11,071
Deferred income taxes	4,574	4,574
Prepaid expenses	26,348	3,108
Other current assets	4,085	6,753

Total current assets	107,910	83,972
Long-term Investments	42,267	37,661
Property, Plant and Equipment (net of accumulated depreciation of $296,927 and $293,413, respectively)	146,224	149,552
Property, Plant and Equipment Held for Sale (net of accumulated depreciation of $6,136)	1,517	1,517
Intangibles (net of accumulated amortization of $110,593 and $102,149, respectively)	112,524	114,856
Goodwill	82,237	82,237
Other Non-current Assets	69,934	67,926

Total assets	$562,613	$537,721

Current Liabilities:
Accounts payable	$48,243	$52,834
Accrued liabilities:
Wages, including vacation pay	19,447	26,513
Employee profit sharing and pension	7,757	29,734
Accrued income taxes	56,509	39,426
Accrued rebates	24,515	24,923
Other	45,014	42,313
Short-term debt	161,080	150,000
Long-term debt due within one year	1,441	1,381

Total current liabilities	364,006	367,124
Long-term Debt	9,694	10,084
Deferred Income Taxes	44,890	44,890
Other Long-term Liabilities	35,578	37,018
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000,000 shares; issued: 2002—64,352,285; 2001—64,101,957)	64,352	64,102
Retained earnings	44,143	14,563
Unearned compensation	(50)	(60)

Total shareholders’ equity	108,445	78,605

Total liabilities and shareholders’equity	$562,613	$537,721

See Notes to Unaudited Condensed Consolidated Financial Statements

DELUXE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Quarter Ended March 31,
	2002	2001
	(dollars in thousands, except per share amounts)
Revenue	$328,908	$316,682
Cost of goods sold	113,094	117,186

Gross Profit	215,814	199,496

Selling, general and administrative expense	127,396	130,476
Goodwill amortization expense	—	1,547
Asset impairment and disposition losses (gains)	(741)	(766)

Operating Income	89,159	68,239
Interest expense	(921)	(1,617)
Interest income	137	1,129
Other (expense) income	(324)	237

Income Before Income Taxes	88,051	67,988

Provision for income taxes	33,495	25,509

Net Income	$54,556	$42,479

Earnings per Share:
Basic	$0.85	$0.59
Diluted	$0.84	$0.59

Cash Dividends per Share	$0.37	$0.37

Total Comprehensive Income	$54,556	$42,589

See Notes to Unaudited Condensed Consolidated Financial Statements

DELUXE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Quarter Ended March 31,
	2002	2001
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$54,556	$42,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,165	7,054
Amortization of intangibles and goodwill	8,488	10,934
Asset impairment and disposition losses (gains)	(741)	(766)
Other non-cash items, net	4,423	1,922
Changes in assets and liabilities:
Trade accounts receivable	(5,548)	(2,608)
Inventories and supplies	(56)	292
Prepaid expenses	(22,499)	(5,467)
Accounts payable	(1,247)	3,974
Accrued liabilities	(4,244)	(11,115)
Other assets and liabilities	(4,771)	(20,502)

Net cash provided by operating activities	34,526	26,197

Cash Flows from Investing Activities:
Proceeds from sales of marketable securities	—	32,990
Purchases of marketable securities	—	(30,000)
Proceeds from sales of capital assets	46	1,435
Purchases of capital assets	(9,071)	(9,690)
Other	(4,897)	(3,866)

Net cash used by investing activities	(13,922)	(9,131)

Cash Flows from Financing Activities:
Net borrowings on short-term debt	11,080	77,500
Payments on long-term debt	(330)	(100,263)
Change in book overdrafts	(3,344)	2,157
Payments to retire shares	(28,386)	(47,393)
Proceeds from issuing shares under employee plans	21,939	1,144
Cash dividends paid to shareholders	(23,801)	(26,796)

Net cash used by financing activities	(22,842)	(93,651)

Net Decrease in Cash and Cash Equivalents	(2,238)	(76,585)
Cash and Cash Equivalents:
Beginning of Period	9,571	80,732

End of Period	$7,333	$4,147

See Notes to Unaudited Condensed Consolidated Financial Statements

DELUXE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    The consolidated balance sheet as of March 31, 2002 and the consolidated statements of income and of cash flows for the quarters ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Other than any discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.    On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in its entirety. This statement addresses accounting and financial reporting for goodwill and intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, we have no intangible assets with indefinite lives. Adoption of this statement resulted in no goodwill impairment losses and had no impact on our financial position as of January 1, 2002. In addition, the remaining useful lives of amortizable intangible assets were reviewed and deemed appropriate. The following pro forma information reflects our results of operations as they would have appeared had we not recorded goodwill amortization and its related tax effects during 2001 (dollars in thousands, except per share amounts):

Quarter Ended March 31, 2001
Reported net income	$42,479
Add back: goodwill amortization, net of tax	995

Adjusted net income	$43,474

Reported basic earnings per share	$0.59
Add back: goodwill amortization, net of tax	0.02

Adjusted basic earnings per share	$0.61

Reported diluted earnings per share	$0.59
Add back: goodwill amortization, net of tax	0.01

Adjusted diluted earnings per share	$0.60

Intangibles—Intangibles was comprised of the following (dollars in thousands):

	March 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	$217,358	$(108,825)	$108,533	$211,193	$(100,557)	$110,636
Customer name list	5,050	(1,503)	3,547	5,050	(1,323)	3,727
Other	709	(265)	444	762	(269)	493

Total	$223,117	$(110,593)	$112,524	$217,005	$(102,149)	$114,856

Total amortization expense related to intangibles was $8.5 million for the quarter ended March 31, 2002 and $9.4 million for the quarter ended March 31, 2001. Based on our intangibles currently in service as of March 31, 2002, our estimated amortization expense for each of the next five years ending December 31 is as follows (dollars in thousands):

Remainder 2002	$23,305
2003	27,494
2004	20,063
2005	15,332
2006	11,678

Goodwill—The entire amount of goodwill is included in the Direct Checks segment and has a gross carrying amount of $96.8 million less accumulated depreciation of $14.6 million resulting in a net carrying amount of $82.2 million as of March 31, 2002 and December 31, 2001. Total amortization expense related to goodwill was $1.5 million for the quarter ended March 31, 2001.

We evaluate the carrying value of goodwill on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which the goodwill is assigned below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) a loss of key personnel, or (4) an adverse action or assessment by a regulator.

When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

3.    Certain amounts reported in 2001 have been reclassified to conform with the 2002 presentation. These changes have no impact on previously reported net income or shareholders’ equity.

4.    Inventories were comprised of the following (dollars in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$2,905	$3,073
Semi-finished goods	7,620	7,215
Finished goods	926	904

Total	$11,451	$11,192

5.    Other non-current assets were comprised of the following (dollars in thousands):

	March 31, 2002	December 31, 2001
Contract acquisition costs	$33,340	$28,350
Deferred advertising costs	19,307	21,928
Prepaid post-retirement asset	12,714	12,116
Other	4,573	5,532

Total	$69,934	$67,926

6.    The following table reflects the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Quarter Ended March 31,
	2002	2001
Earnings per share-basic:
Net income	$54,556	$42,479
Weighted average shares outstanding	64,225	71,685

Earnings per share-basic	$0.85	$0.59

Earnings per share-diluted:
Net income	$54,556	$42,479
Weighted average shares outstanding	64,225	71,685
Dilutive impact of options	1,020	166
Shares contingently issuable	12	14

Weighted average shares and potential dilutive shares outstanding	65,257	71,865

Earnings per share-diluted	$0.84	$0.59

During the first quarter of 2002 and 2001, options to purchase 1.2 million and 4.0 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share. The exercise prices of the excluded options were greater than the average market price of Deluxe’s common shares during the respective periods.

7.    Restructuring accruals for employee severance costs of $2.0 million as of March 31, 2002 and $3.2 million as of December 31, 2001 are reflected in other accrued liabilities in the consolidated balance sheets. These accruals relate to charges recorded in 2001 for various reductions across all segments. The remaining severance costs are expected to be paid in 2002. The status of these accruals as of March 31, 2002 was as follows (dollars in millions):

	Amount	No. of employees affected
Balance, December 31, 2001	$3.2	163
Severance paid	(1.0)	(101)
Adjustment to reserve	(0.2)	(14)

Balance, March 31, 2002	$2.0	48

8.    As of March 31, 2002, we had a committed line of credit for $350.0 million available for borrowing and as support for our $300.0 million commercial paper program. This line of credit expires in August 2002. No amounts were drawn on this line during the first quarter of 2002 or during 2001. As of March 31, 2002 and December 31, 2001, no amounts were outstanding under this line of credit. The average amount of commercial paper outstanding during the first quarter of 2002 was $136.8 million at a weighted-average interest rate of 1.83%. As of March 31, 2002, $161.1 million was outstanding at a weighted-average interest rate of 1.88%. The average amount of commercial paper outstanding during 2001 was $90.9 million at a weighted-average interest rate of 3.37%. As of December 31, 2001, $150.0 million was outstanding at a weighted-average interest rate of 1.85%.

As of March 31, 2002, we also had an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line during the first quarter of 2002. The average amount drawn on this line of credit during 2001 was $1.3 million at a weighted-average interest rate of 4.26%. As of March 31, 2002 and December 31, 2001, no amounts were outstanding under this line of credit.

We have a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. These notes could be used for general corporate purposes, including working capital, capital asset purchases, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of Deluxe. As of March 31, 2002 and December 31, 2001, no such notes were issued or outstanding.

9.    In connection with the spin-off of eFunds, we have agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts. The maximum contractual amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. Through March 31, 2002, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheet, as it is not probable at this time that any payment will occur.

10.    In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. At that time, it was announced that these repurchases would be completed within a 12- to 18-month period. Through March 31, 2002, we spent $373.8 million to repurchase 12.0 million shares. Our shareholders’ equity declined from $262.8 million at December 31, 2000 to $108.4 million at March 31, 2002, primarily as a result of the required accounting treatment for these share repurchases. Changes in shareholders’ equity during the first quarter of 2002 were as follows (dollars in thousands):

	Common shares	Additional paid-in capital	Retained earnings	Unearned compensation	Total
Balance, December 31, 2001	$64,102	$—	$14,563	$(60)	$78,605
Net income			54,556		54,556
Cash dividends			(23,801)		(23,801)
Common stock issued	901	21,492			22,393
Tax benefit of stock option plans		5,519			5,519
Common stock repurchased	(641)	(26,570)	(1,175)		(28,386)
Other common stock retired	(10)	(441)			(451)
Unearned compensation				10	10

Balance, March 31, 2002	$64,352	$—	$44,143	$(50)	$108,445

11.    We operate three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks and related products and services on behalf of financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Services sells checks, forms and related products to small businesses on behalf of financial institutions and directly to customers via direct mail and the Internet. All three segments operate only in the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. Corporate expenses are allocated to the segments based on segment revenues. This allocation includes expenses for various support functions such as executive management, human resources and finance and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Corporate assets consist primarily of cash, investments and deferred tax assets relating to corporate activities.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown. The following is our segment information for the first quarter of 2002 and 2001 (dollars in thousands):

		Reportable Business Segments
		Financial Services	Direct Checks	Business Services	Corporate	Consolidated
Revenue from external customers:	2002	$192,289	$80,873	$55,746	$—	$328,908
	2001	187,057	80,140	49,485	—	316,682

Operating income:	2002	48,361	22,078	18,720	—	89,159
	2001	34,141	20,437	13,661	—	68,239

Depreciation and amortization expense:	2002	11,625	1,884	1,144	—	14,653
	2001	13,172	3,647	1,169	—	17,988

Total assets:	2002	282,101	149,658	33,946	96,908	562,613
	2001	305,143	145,493	39,282	107,305	597,223

Capital purchases:	2002	7,694	1,055	251	71	9,071
	2001	7,069	1,794	797	30	9,690

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

We operate three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks and related products and services on behalf of financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Services sells checks, forms and related products to small businesses on behalf of financial institutions and directly to customers via direct mail and the Internet. All three segments operate only in the United States.

Results of Operations—Quarter Ended March 31, 2002 Compared to the Quarter Ended March 31, 2001

The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended March 31,
	2002		2001
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Financial Services	$192,289	—	$187,057	—
Direct Checks	80,873	—	80,140	—
Business Services	55,746	—	49,485	—

Total	$328,908	—	$316,682	—

Gross profit	215,814	65.6%	199,496	63.0%
Selling, general and administrative expense	127,396	38.7%	130,476	41.2%
Other operating (income) expense [1]	(741)	0.2%	781	0.2%
Operating income:
Financial Services	$48,361	25.2%	$34,141	18.3%
Direct Checks	22,078	27.3%	20,437	25.5%
Business Services	18,720	33.6%	13,661	27.6%

Total	$89,159	27.1%	$68,239	21.5%

[1]	Other operating (income) expense consists of goodwill amortization expense in 2001 and asset impairment and disposition losses (gains).

Revenue—Revenue increased $12.2 million, or 3.9%, to $328.9 million for the first quarter of 2002 from $316.7 million for the first quarter of 2001. Revenue per unit was up 3.6% as compared to 2001, while units for the first quarter were up 0.3%. The increase was due to growth within all three of our segments. Financial Services revenue increased $5.2 million, or 2.8%, to $192.3 million for the first quarter of 2002 from $187.1 million for the first quarter of 2001. The increase was due to higher unit volume as a result of share gain during the last half of 2001. Direct Checks revenue increased $0.8 million, or 1.0%, to $80.9 million for the first quarter of 2002 from $80.1 million for the first quarter of 2001. The increase was due to higher revenue per unit as a result of higher prices, partially offset by a decrease in unit volume, primarily from reorders. Business Services revenue increased $6.2 million, or 12.5%, to $55.7 million for the first quarter of 2002 from $49.5 million for the first quarter of 2001. The increase was due to both higher unit volume and revenue per unit primarily from financial institution referrals and stronger customer retention results.

Gross profit—Gross profit increased $16.3 million or 8.2%, to $215.8 million for the first quarter of 2002 from $199.5 million for the first quarter of 2001. As a percentage of revenue, gross margin increased to 65.6% for the first quarter of 2002 from 63.0% for the first quarter of 2001. The increase was due to higher revenue per unit of 3.6% primarily within the Direct Checks and Business Services segments, increased unit volume that allowed us to better leverage fixed costs in our printing facilities within the Financial Services and Business Services segments and continued cost management and productivity improvement efforts within all three of our segments.

Selling, general and administrative (SG&A) expense—SG&A expense decreased $3.1 million, or 2.4%, to $127.4 million for the first quarter of 2002 from $130.5 million for the first quarter of 2001. As a percentage of revenue, SG&A expense decreased to 38.7% for the first quarter of 2002 from 41.2% for the first quarter of 2001. The improvement was primarily due to on-going cost management efforts, increased electronic and Internet orders across all businesses and increased unit volume that allowed us to better leverage fixed costs in our call center facilities within the Financial Services and Business Services segments. Partially offsetting these decreases were increased costs related to advertising cost per name due to lower response rates within the Direct Checks segment.

Interest expense—Interest expense decreased $0.7 million to $0.9 million for the first quarter of 2002 from $1.6 million for the first quarter of 2001. The decrease was due to lower interest rates partially offset by higher debt levels. During the first quarter of 2002, we had weighted-average debt outstanding of $136.8 million at a weighted-average interest rate of 1.83%. During the first quarter of 2001, we had weighted-average debt outstanding of $77.7 million at a weighted-average interest rate of 7.40%. In February 2001, we paid off our $100.0 million of unsecured and unsubordinated notes, which carried interest at 8.55%.

Provision for income taxes—Our effective tax rate for the first quarter of 2002 was 38.0% compared to 37.5% for the first quarter of 2001.

Net income—Net income for the first quarter of 2002 increased $12.1 million, or 28.5%, to $54.6 million from $42.5 million for the first quarter of 2001. The improvement was due to the increased revenue, stronger gross profit and reduced SG&A expense discussed above. Another factor that contributed to our improved net income was the change in accounting for goodwill required under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Adoption of this statement reduced our amortization expense, net of tax by $1.0 million compared to the first quarter of 2001.

Diluted earnings per share—Diluted earnings per share increased $0.25, or 42.4%, to $0.84 for the first quarter of 2002 from $0.59 for the first quarter of 2001. In addition to the increase in net income discussed above, our average shares outstanding decreased significantly from 2001 due to our share repurchase program. In January 2001, our board of directors approved the repurchase of up to 14 million shares of our common stock. Through March 31, 2002, we repurchased 12.0 million shares under this program. The change in average shares outstanding resulting from the share repurchases, partially offset by the impact of shares issued under employee stock purchase and incentive plans, resulted in a $0.08 increase in earnings per share for the first quarter of 2002 as compared to 2001.

Segment Disclosures

Financial Services segment—Our Financial Services segment sells checks, related products and program management services on behalf of financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support, fraud prevention and check merchandising. The following table shows the results of this segment for the first quarter of 2002 and 2001 (dollars in thousands):

	Quarter Ended March 31,
	2002	2001
Revenue	$192,289	$187,057

Operating income	48,361	34,141
% of revenue	25.2%	18.3%

Financial Services revenue increased $5.2 million, or 2.8%, to $192.3 million for the first quarter of 2002 from $187.1 million for the first quarter of 2001. The increase was due to higher unit volume as a result of share gain during the last half of 2001. Operating income increased $14.3 million, or 41.9%, to $48.4 million for the first quarter of 2002 from $34.1 million for the first quarter of 2001 primarily due to increased unit volume that allowed us to better leverage fixed costs in our printing and call center facilities. In addition, productivity and cost management efforts from the transformation to lean and cellular manufacturing concepts and increased electronic order usage contributed to these results.

Direct Checks segment—Our Direct Checks segment sells checks and related products directly to consumers through direct mail and the Internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-the-consumer market, including freestanding inserts in newspapers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Our Direct Checks segment sells under the Checks Unlimited and Designer Checks brand names. The following table shows the results of this segment for the first quarter of 2002 and 2001 (dollars in thousands):

	Quarter Ended March 31,
	2002	2001
Revenue	$80,873	$80,140

Operating income	22,078	20,437
% of revenue	27.3%	25.5%

Direct Checks revenue increased $0.8 million, or 1.0%, to $80.9 million for the first quarter of 2002 from $80.1 million for the first quarter of 2001. The increase was due to higher revenue per unit as a result of higher prices, partially offset by a decrease in unit volume, primarily from reorders. The 2001 slow-down in the United States economy made it challenging to acquire suitable advertising media for our traditional means of new customer acquisition. Operating income increased $1.7 million, or 8.3%, to $22.1 million for the first quarter of 2002 from $20.4 million for the first quarter of 2001. The change in accounting for goodwill required under SFAS No. 142, Goodwill and Other Intangible Assets, accounted for $1.5 million of this increase. In addition, the increase was due to continued cost management and productivity improvements as well as higher revenue per unit. Partially offsetting these improvements were increased costs related to advertising cost per name due to lower response rates.

Business Services segment—Our Business Services segment sells checks, forms and related products to small businesses on behalf of financial institutions and directly to customers via direct mail and the Internet. Through our business referral program, our financial institution clients refer new small business customers by calling us directly at the time of new account opening. We also use a variety of direct marketing techniques to acquire customers and as part of our e-commerce retailing strategies, we have offered customers access to our small business website. The following table shows the results of this segment for the first quarter of 2002 and 2001 (dollars in thousands):

	Quarter Ended March 31,
	2002	2001
Revenue	$55,746	$49,485

Operating income	18,720	13,661
% of revenue	33.6%	27.6%

Business Services revenue increased $6.2 million, or 12.5%, to $55.7 million for the first quarter of 2002 from $49.5 million for the first quarter of 2001. The increase was due to both higher unit volume and revenue per unit primarily from financial institution referrals and stronger customer retention results. Operating income increased $5.0 million, or 36.5%, to $18.7 million for the first quarter of 2002 from $13.7 million for the first quarter of 2001. Reduced material costs, productivity and cost management efforts and increased unit volume that allowed us to better leverage fixed costs in our printing and call center facilities contributed to these results.

Liquidity, Capital Resources and Financial Condition

As of March 31, 2002, we had cash and cash equivalents of $7.3 million. The following table shows our cash flow activity for the first quarter of 2002 and 2001 and should be read in conjunction with the consolidated statements of cash flows (dollars in thousands):

	Quarter Ended March 31,
	2002	2001
Net cash provided by operating activities	$34,526	$26,197
Net cash used by investing activities	(13,922)	(9,131)
Net cash used by financing activities	(22,842)	(93,651)

Net decrease in cash and cash equivalents	$(2,238)	$(76,585)

During the first quarter of 2002, net cash provided by operating activities of $34.5 million was primarily generated by earnings before interest, taxes, depreciation and amortization (EBITDA1) of $103.5 million. The operating cash inflows were utilized primarily to fund 2001 employee profit sharing and pension contributions, voluntary employee benefit association (VEBA) trust contributions, income tax payments and contract acquisition payments made to our financial institution clients. Net cash provided by operating activities during the first quarter of 2002, cash receipts of $21.9 million from shares issued under employee plans, the net issuance of $11.1 million of commercial paper, and cash on hand at December 31, 2001 enabled us to spend $28.4 million on share repurchases, to pay dividends of $23.8 million and to purchase capital assets of $9.1 million.

[1]
EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because it is used by certain investors when analyzing our financial position and performance. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EDITDA presentation. We see value in disclosing EBITDA for the financial community and believe that an increasing EBITDA depicts increased ability to attract financing and increase the valuation of our business.

During the first quarter of 2001, net cash provided by operating activities of $26.2 million was primarily generated by EBITDA of $86.5 million. These operating cash inflows were utilized primarily to fund 2000 employee profit sharing and pension contributions, contract acquisition payments and income tax payments. The net issuance of $77.5 million of commercial paper, cash on hand at December 31, 2000 and net cash provided by operating activities during the first quarter of 2001 enabled us to make payments on long-term debt of $100.3 million, to spend $47.4 million on share repurchases, to pay dividends of $26.8 million and to purchase capital assets of $9.7 million.

We believe that important measures of our financial strength are the ratios of earnings before interest and taxes (EBIT) to interest expense and free cash flow to debt. Free cash flow represents net cash provided by operating activities less purchases of capital assets and cash dividends paid to shareholders. EBIT to interest expense was 96.5 times for the first quarter of 2002 and 42.3 times for the first quarter of 2001. Our committed and uncommitted lines of credit contain covenants requiring a minimum EBIT to interest expense ratio of 2.5 times. The increase in 2002 was due to the improvements in operating results discussed above under Results of Operations and lower interest expense in 2002 resulting from lower interest rates. Free cash flow to debt on a four-quarter trailing basis through March 31, 2002 was 88.3%. For the year ended December 31, 2001 this ratio was 86.8%. The increase was primarily due to increase in EBITDA and the lower level of dividends paid in 2002 based on fewer shares outstanding.

We currently have a $300.0 million commercial paper program in place. Our commercial paper program carries a credit rating of A1/P1. We believe that the risk of a downgrade of our short-term credit rating is low. If for any reason we were unable to access the commercial paper markets, we would rely on our committed line of credit for liquidity. The average amount of commercial paper outstanding during the first quarter of 2002 was $136.8 million at a weighted-average interest rate of 1.83%. As of March 31, 2002, $161.1 million was outstanding at a weighted-average interest rate of 1.88%. The average amount of commercial paper outstanding during 2001 was $90.9 million at a weighted-average interest rate of 3.37%. As of December 31, 2001, $150.0 million was outstanding at a weighted-average interest rate of 1.85%.

We currently have available $350.0 million under a committed line of credit which expires in August 2002 and $50.0 million under an uncommitted line of credit. The committed line of credit supports our commercial paper program and is available for borrowing. We expect to be able to renew this line during 2002 at generally the same terms. The commitment fee on this line is seven basis points. The agreements which govern both the committed and uncommitted lines of credit contain customary covenants regarding EBIT to interest expense coverage and levels of subsidiary indebtedness. The risk of violating our financial covenants is low. During the first quarter of 2002 and during 2001, no amounts were drawn on our committed line of credit and as of March 31, 2002 and December 31, 2001, no amounts were outstanding under this line of credit. During the first quarter of 2002, no amounts were drawn on our uncommitted line of credit. The average amount drawn on the uncommitted line of credit during 2001 was $1.3 million at a weighted-average interest rate of 4.26%. As of March 31, 2002 and December 31, 2001, there was no outstanding balance under our uncommitted line of credit.

We have a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. These notes could be used for general corporate purposes, including working capital, capital asset purchases, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of Deluxe. As of March 31, 2002 and December 31, 2001, no such notes were issued or outstanding.

We currently have commitments under both operating and capital leases. Our capital lease obligations bear interest at rates of 5.5% to 10.4% and are due through 2009. We have also entered into operating leases on certain facilities and equipment. We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities. A list of our minimum contractual cash commitments has been provided in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2001. There were no significant changes related to the minimum contractual cash commitments in the quarter ended March 31, 2002.

In connection with the spin-off of eFunds, we have agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts. The maximum contractual amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. Through March 31, 2002, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheet, as it is not probable at this time that any payment will occur.

Critical Accounting Policies

A description of our critical accounting policies has been provided in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2001. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets in its entirety. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, we have no intangible assets with indefinite lives. Goodwill was tested for impairment in accordance with the provisions of this new standard. No impairments were identified. In addition, the remaining useful lives of the intangible assets being amortized were reviewed and deemed to be appropriate.

Recent Developments

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, in its entirety. This statement addresses accounting and financial reporting for goodwill and intangible assets. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, we have no intangible assets with indefinite lives. Adoption of this statement resulted in no goodwill impairment losses and had no impact on our financial position as of January 1, 2002. In addition, the remaining useful lives of amortizable intangible assets were reviewed and deemed appropriate. The following pro forma information reflects our results of operations as they would have appeared had we not recorded goodwill amortization and its related tax effects during 2001 (dollars in thousands, except per share amounts):

Quarter Ended March 31, 2001
Reported net income	$42,479
Add back: goodwill amortization, net of tax	995

Adjusted net income	$43,474

Reported basic earnings per share	$0.59
Add back: goodwill amortization, net of tax	0.02

Adjusted basic earnings per share	$0.61

Reported diluted earnings per share	$0.59
Add back: goodwill amortization, net of tax	0.01

Adjusted diluted earnings per share	$0.60

Outlook

The economic conditions in the United States are slowly starting to improve. Since the 2001 downturn had limited impact on our 2001 results of operations, we do not expect the recovery to have a significant impact on our results of operations in 2002. While we cannot predict what impact a prolonged war on terrorism will have on the United States economy, our plan is to continue to manage expenses, invest in our business and purchase capital assets when they will reduce operating expenses, increase productivity or profitably increase revenue.

We expect revenue for 2002 to be up modestly from 2001 primarily due to higher revenue per unit from expanded product offerings, such as licensed check designs, and the continued benefit from financial institution referrals. In the second quarter of 2002, we expect to continue to see a slight increase in unit volume from new and expanded business that was awarded to us during the last half of 2001. These increases are expected to be partially offset by the overall decline in the check printing industry and the competitive pricing pressure we continue to face in the Financial Services segment.

Excluding the impact of future share repurchases, diluted earning per share is expected to be at least $3.05 for the full year and in the range of $0.73 to $0.76 for the second quarter compared to $2.69 and $0.63 for the full year and second quarter of 2001, respectively. Cost management and productivity improvements, primarily from the transformation to lean and cellular manufacturing concepts and increased electronic and Internet orders, are expected to continue. In the second quarter of 2002, as a result of the expected slight increase in unit volume, we also expect to continue to leverage fixed costs in our printing and call center facilities. These improvements are expected to be partially offset by investments in new check-related product initiatives, such as our DeluxeSelect (SM) program, and non-check product offerings that closely leverage our core competencies.

Because of the current attractiveness of short-term interest rates, we anticipate utilizing our commercial paper program, along with cash generated from operations, to fund planned share repurchases, dividend payments, capital asset purchases, additional contract acquisition payments related to signing or renewing contracts with financial institutions and new product initiatives in 2002.

We expect to spend approximately $40.0 million on purchases of capital assets during 2002. Approximately half is expected to be devoted to maintenance of our businesses with the remainder targeted for strategic initiatives to drive revenue growth or reduce costs.

We continue to implement initiatives throughout the company that are directly related to our business strategy. Our strategy is to:

–	Leverage our core competencies of personalization, direct marketing and e-commerce to expand the opportunities in our existing businesses.

–	Invest in our existing businesses by adding services and expanding product offerings.

–	Consider acquisitions expected to leverage our core competencies and be accretive to earnings and cash flow per share.

–	Invest in technology and processes that will lower our cost structure and enhance our revenue opportunities.

In line with this strategy, we have expanded our product offerings by introducing new licensed check designs such as Disney. Additionally, our Financial Services segment recently launched a comprehensive new service—DeluxeSelect (SM)—for its financial institution clients. DeluxeSelect (SM) provides customers of financial institutions with choices regarding check-related products by making them more aware of the products that are available to them, and by providing easy and convenient ordering channels. We can actively promote upgraded products from the new account opening to the check re-ordering process, by engaging consumers through our call centers, advanced Internet ordering capabilities and point-of-sale marketing support at branches.

We continue to invest in our businesses, particularly as it relates to our use of the Internet. Currently we are developing a browser based application solution to allow financial institution clients to inquire and purchase our check products from their desktops. The software modifications, upgrades, fixes, etc. will be provided remotely, allowing our clients ease of use. Additionally, we are continuing to build an electronic order processing capability for multiple channels. We expect that we will be able to increase consumer satisfaction, both with us and our financial institution clients, and sell products which result in higher revenue and profit per unit by interacting directly with consumers in all of our businesses. We also anticipate investing in new, non-check product offerings that closely leverage our core competencies.

We will also continue to invest in areas of the business where we can reduce costs and increase productivity. Our conversion to a cellular manufacturing environment in our check printing facilities is an example of this. Within the cellular manufacturing environment, a group of employees work together to produce products, rather than those same employees working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, we see an improvement in quality, performance and output levels. Our conversion to cellular began in 2000, and the process is expected to be completed in our Financial Services check printing facilities in early 2003.

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (“the Reform Act”) provides companies with a “safe harbor” when making forward-looking statements as a way of encouraging them to furnish their shareholders with information regarding expected trends in their operating results, anticipated business developments and other prospective information. Statements made in this report concerning our intentions, expectations or predictions about future results or events are “forward-looking statements” within the meaning of the Reform Act. These statements reflect our current expectations or beliefs, and are subject to risks and uncertainties that could cause actual results or events to vary from stated expectations, which variations could be material and adverse. Given that circumstances may change, and new risks to the business may emerge from time to time, having the potential to negatively impact our business in ways we could not anticipate at the time of making a forward-looking statement, you are cautioned not to place undue reliance on these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: developments in the demand for our products or services, such as the rate at which the use of checks may decline as consumers’ preferred method of payment; the inherent unreliability of earnings, revenue and cash flow predictions due to numerous factors, many of which are beyond our control; the terms under which we do business with our major financial institution clients, customers and suppliers; unanticipated delays, costs and expenses inherent in the development and marketing of new products and services; the impact of governmental laws and regulations, particularly in the area of consumer privacy; and competitive forces. Additional information concerning these and other factors that could cause actual results or events to differ materially from our current expectations are contained in Item 5 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to changes in interest rates primarily as a result of the borrowing and investing activities used to maintain liquidity and fund business operations. During the first quarter of 2002 and during 2001, we did not engage in speculative transactions nor did we hold or issue financial instruments for trading purposes. We continue to utilize commercial paper to fund working capital requirements and share repurchases. We also have various lines of credit available, as well as a shelf registration for the issuance of up to $300.0 million in medium-term notes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2002, we had $161.1 million of commercial paper outstanding at a weighted-average interest rate of 1.88%. The carrying value of this debt approximates its fair value due to its short-term duration. Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.3 million for the first quarter of 2002 and $0.1 million for the first quarter of 2001. Other than capital lease obligations, we had no long-term debt outstanding as of March 31, 2002. Further as of March 31, 2002, we had no fixed income securities in our investment portfolio.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Other than routine litigation incidental to our business, we are not subject to any material pending legal proceedings.

Item 5.  Other Information

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (“the Reform Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“the Commission”), in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be wrong. Some of these uncertainties and other factors are listed under the caption “Risk Factors” below (many of which have been discussed in prior filings with the Commission). Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

The paper check industry overall is a mature industry and if the industry declines faster than expected, it could have a materially adverse impact on operating results.

Check printing is, and is expected to continue to be, an essential part of our business and the principal source of our operating income. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, according to our estimates, total checks written by individuals and small businesses declined slightly in 2001 compared to 2000, and the total number of personal, business and government checks written in the United States has been in decline since 1997. We believe that checks written by individuals and small businesses will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for checks and a material, adverse effect on our business, results of operations and prospects.

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

Financial institutions have been undergoing large-scale consolidation, causing the number of financial institutions to decline. Margin pressures arise from this consolidation when merged entities seek not only the most favorable prices formerly offered to the predecessor institutions, but also additional discounts due to the greater volume represented by the combined entity. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients in an increasingly competitive environment. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Although we devote considerable efforts towards the development of a competitively priced, high quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will not be lost or that any such loss can be counterbalanced through the addition of new clients or by expanded sales to our remaining clients.

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

Increased marketing, production and delivery costs could adversely affect our operating results.

Increases in production costs such as labor, paper and delivery could adversely affect our profitability. Events resulting in an inability of contractual service providers to perform their obligations, such as extended labor strikes, can also adversely impact our margins by requiring us to secure alternate providers at higher costs. In addition, the profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates, and there can be no assurances regarding the future cost and/or availability of suitable advertising media. Competitive pressures may inhibit our ability to reflect any of these increased costs in the prices of our products.

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

We have acquired complementary businesses in the past as part of our business strategy and may pursue acquisitions of complementary businesses in the future. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent. A significant acquisition could result in the incurrence of contingent liabilities or debt, or additional amortization expense relating to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition. Additionally, the success of any acquisition would depend upon our ability to effectively integrate the acquired businesses into ours. The process of integrating acquired businesses may involve numerous risks, including among others, difficulties in assimilating operations and products, diversion of management’s attention from other business concerns, risks of operating businesses in which we have limited or no direct prior experience, potential loss of our key employees or key employees of acquired businesses, potential exposure to unknown liabilities and possible loss of our clients and customers or clients and customers of the acquired businesses.

We face restrictions on our ability to acquire or issue Deluxe shares.

Under Section 355(e) of the Internal Revenue Code, the spin-off of eFunds Corporation, which was completed in December, 2000, could be taxable if 50% or more of our shares are acquired as part of a plan or series of transactions that include the spin-off. For this purpose, any acquisitions of our shares within two years before or after the spin-off are presumed to be part of such a plan, although we may be able to rebut that presumption. As a result of the possible adverse U.S. federal income tax consequences, we may be restricted in our ability to affect certain acquisitions, to issue our shares or to execute other transactions that would result in a change of control of Deluxe. We structured our current stock repurchase program, announced in January 2001, to comply with Section 355(e) of the Internal Revenue Code.

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

We may be unable to protect our rights in intellectual property.

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products and services. In addition, designs licensed from third parties account for an increasing portion of our revenues, and there can be no guarantee that such licenses will be available to us indefinitely or on terms that would allow us to continue to be profitable with those products. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our trademarks, software and know-how. We may be required to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

Third parties may assert infringement claims against us in the future. In particular, there has been a substantial increase in applications for, and the issuance of, patents for Internet-related systems and business methods, which may have broad implications for all participants in Internet commerce. Claims for infringement of these patents are increasingly becoming a subject of litigation. If we become subject to an infringement claim, we may be required to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business, operating results and prospects as a result of lost business, increased expense or being barred from offering our products or implementing our systems or other business methods. In addition, future litigation relating to infringement claims could result in substantial costs and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using or offering some of our products, services or technologies.

We are dependent upon third party providers for certain significant information technology needs.

We have entered into agreements with third party providers for the provision of information technology services, including software development and support services, and personal computer, asset management, telecommunications, network server and help desk services. In the event that one or more of these providers is not able to provide adequate information technology services, we would be adversely affected. Although we believe that information technology services are available from numerous sources, a failure to perform by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply.

Legislation relating to consumer privacy protection could harm our business.

We are subject to regulations implementing the privacy requirements of the federal financial modernization law known as The Gramm-Leach-Bliley Act (“the Act”). The Act requires us to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter. These regulations could have the effect of foreclosing future business initiatives.

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

Laws and regulations may be adopted in the future with respect to the Internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the Internet and/or use of other sales or marketing vehicles. As an example, new privacy laws could decrease traffic to our websites and decrease the demand for our products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

The Internal Revenue Service (IRS) may treat the spin-off of eFunds as taxable to us and to our shareholders if certain unanticipated events occur.

We received confirmation from the IRS that, for U.S. federal income tax purposes, the December 2000 spin-off of eFunds is tax-free to us and to our shareholders, except to the extent that cash was received in lieu of fractional shares. This confirmation is premised on a number of representations and undertakings made by us and by eFunds to the IRS, including representations with respect to each company’s intention not to engage in certain transactions in the future. The spin-off may be held to be taxable to us and to our shareholders who received eFunds shares if the IRS determines that any of the representations made are incorrect or untrue in any respect, or if any undertakings made are not complied with. If the spin-off is held to be taxable, both Deluxe and our shareholders who received eFunds shares could be subject to a material amount of taxes. eFunds will be liable to us for any such taxes incurred to the extent such taxes are attributable to specific actions or failures to act by eFunds, or to specific transactions involving eFunds following the spin-off. In addition, eFunds will be liable to us for a portion of any taxes incurred if the spin-off fails to qualify as tax-free as a result of a retroactive change of law or other reason unrelated to the action or inaction of either us or eFunds. We cannot be certain of eFunds’ ability to perform its indemnification obligations and such indemnification obligations are only for the benefit of Deluxe and not individual shareholders.

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

In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where our direct-to-consumer businesses have a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies which engage in remote or online commerce. Further, tax law and the interpretation of constitutional limitations thereon are subject to change. In addition, any new operations of these businesses in states where they do not presently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices, it could have a material, adverse affect on our business.

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
*

4.2
Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 ).
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
*

12.1	Statement re: computation of ratios.	Filed herewith

*	Incorporated by reference

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION
(Registrant)

Date: May 9, 2002	/s/ Lawrence J. Mosner
Lawrence J. Mosner, Chairman of the
Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2002	/s/ Douglas J. Treff
Douglas J. Treff
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Page Number

12.1	Statement re: computation of ratios