Form 10-Q
period 2002-06-30
DELUXE CORP
filed 2002-08-12
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ending June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                                  to

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-0216800 (IRS Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

(651) 483-7111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at August 2, 2002 was 62,511,985.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DELUXE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	Unaudited
	(dollars in thousands, except share par value)
Current Assets:
Cash and cash equivalents	$5,195	$9,571
Trade accounts receivable (net of allowance for doubtful accounts of $1,790 and $1,428, respectively)	48,171	37,703
Inventories	10,601	11,192
Supplies	10,710	11,071
Deferred income taxes	4,574	4,574
Prepaid expenses	20,227	3,108
Other current assets	3,684	6,753

Total current assets	103,162	83,972
Long-term Investments	41,291	37,661
Property, Plant and Equipment (net of accumulated depreciation of $291,329 and $293,413, respectively)	141,808	149,552
Property, Plant and Equipment Held for Sale (net of accumulated depreciation of $6,136)	1,517	1,517
Intangibles (net of accumulated amortization of $119,125 and $102,149, respectively)	110,221	114,856
Goodwill	82,237	82,237
Other Non-current Assets	69,795	67,926

Total assets	$550,031	$537,721

Current Liabilities:
Accounts payable	$45,566	$52,834
Accrued liabilities:
Wages, including vacation pay	28,933	26,513
Employee profit sharing and pension	14,955	29,734
Accrued income taxes	57,736	39,426
Accrued rebates	25,429	24,923
Other	40,094	42,313
Short-term debt	191,550	150,000
Long-term debt due within one year	1,503	1,381

Total current liabilities	405,766	367,124
Long-term Debt	9,296	10,084
Deferred Income Taxes	44,890	44,890
Other Long-term Liabilities	35,357	37,018
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000,000 shares; issued: 2002—62,449,131; 2001— 64,101,957)	62,449	64,102
Retained (deficit) earnings	(7,685)	14,563
Unearned compensation	(42)	(60)

Total shareholders’ equity	54,722	78,605

Total liabilities and shareholders’ equity	$550,031	$537,721

See Notes to Unaudited Condensed Consolidated Financial Statements

DELUXE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Quarter Ended June 30,		Unaudited Six Months Ended June 30,
	2002	2001	2002	2001
	(dollars in thousands, except per share amounts)
Revenue	$328,463	$318,635	$657,371	$635,317
Cost of goods sold	110,560	112,991	223,655	230,177

Gross Profit	217,903	205,644	433,716	405,140
Selling, general and administrative expense	129,595	131,440	256,990	261,916
Goodwill amortization expense	—	1,547	—	3,094
Asset impairment and disposition losses (gains)	31	793	(710)	27

Operating Income	88,277	71,864	177,436	140,103
Interest expense	(1,173)	(1,456)	(2,094)	(3,073)
Interest income	125	837	262	1,967
Other income (expense)	983	(279)	659	(42)

Income Before Income Taxes	88,212	70,966	176,263	138,955
Provision for income taxes	33,503	26,654	66,998	52,164

Net Income	$54,709	$44,312	$109,265	$86,791

Earnings per Share: Basic	$0.87	$0.64	$1.72	$1.23
Diluted	$0.85	$0.63	$1.69	$1.22

Cash Dividends per Share	$0.37	$0.37	$0.74	$0.74

Total Comprehensive Income	$54,709	$44,293	$109,265	$86,882

See Notes to Unaudited Condensed Consolidated Financial Statements

DELUXE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
	2002	2001
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$109,265	$86,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,251	16,841
Amortization of intangibles and goodwill	17,022	22,977
Asset impairment and disposition losses (gains)	(710)	27
Other non-cash items, net	8,734	4,965
Changes in assets and liabilities:
Trade accounts receivable	(10,468)	(713)
Inventories and supplies	952	526
Prepaid expenses	(16,378)	(527)
Accounts payable	(2,864)	3,979
Accrued liabilities	1,715	(14,759)
Other assets and liabilities	1,839	(28,786)

Net cash provided by operating activities	121,358	91,321

Cash Flows from Investing Activities:
Proceeds from sales of marketable securities	—	37,990
Purchases of marketable securities	—	(30,000)
Proceeds from sales of capital assets	85	1,435
Purchases of capital assets	(17,199)	(17,102)
Other	(4,349)	(4,571)

Net cash used by investing activities	(21,463)	(12,248)

Cash Flows from Financing Activities:
Net borrowings on short-term debt	41,550	116,200
Payments on long-term debt	(667)	(100,675)
Change in book overdrafts	(4,404)	(2,407)
Payments to retire shares	(118,377)	(122,487)
Proceeds from issuing shares under employee plans	24,705	8,268
Cash dividends paid to shareholders	(47,078)	(52,563)

Net cash used by financing activities	(104,271)	(153,664)

Net Decrease in Cash and Cash Equivalents	(4,376)	(74,591)
Cash and Cash Equivalents: Beginning of Period	9,571	80,732

End of Period	$5,195	$6,141

See Notes to Unaudited Condensed Consolidated Financial Statements

DELUXE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    The condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of income for the quarters and six months ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Other than any discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.    On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, in its entirety. This statement addresses accounting and financial reporting for goodwill and intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, we have no intangible assets with indefinite lives. Adoption of this statement resulted in no goodwill impairment losses and had no impact on our financial position as of January 1, 2002. In addition, the remaining useful lives of amortizable intangible assets were reviewed and deemed appropriate. The following pro forma information reflects our results of operations as they would have appeared had we not recorded goodwill amortization and its related tax effects during 2001 (dollars in thousands, except per share amounts):

	Quarter Ended June 30, 2001	Six Months Ended June 30, 2001
Reported net income	$44,312	$86,791
Add back: goodwill amortization, net of tax	995	1,990

Adjusted net income	$45,307	$88,781

Reported basic earnings per share	$0.64	$1.23
Add back: goodwill amortization, net of tax	0.01	0.03

Adjusted basic earnings per share	$0.65	$1.26

Reported diluted earnings per share	$0.63	$1.22
Add back: goodwill amortization, net of tax	0.02	0.03

Adjusted diluted earnings per share	$0.65	$1.25

Intangibles—Intangibles were comprised of the following (dollars in thousands):

	June 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	$223,587	$(117,141)	$106,446	$211,193	$(100,557)	$110,636
Customer name list	5,050	(1,683)	3,367	5,050	(1,323)	3,727
Other	709	(301)	408	762	(269)	493

Total	$229,346	$(119,125)	$110,221	$217,005	$(102,149)	$114,856

DELUXE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total amortization expense related to intangibles was $8.5 million for the quarter ended June 30, 2002, $10.5 million for the quarter ended June 30, 2001, $17.0 million for the six months ended June 30, 2002 and $19.9 million for the six months ended June 30, 2001. Based on the intangibles in service as of June 30, 2002, estimated amortization expense for each of the next five years ending December 31 is as follows (dollars in thousands):

Remainder of 2002	$15,608
2003	28,810
2004	21,378
2005	16,034
2006	11,757

Goodwill—The entire amount of goodwill is included in the Direct Checks segment. As of June 30, 2002 and December 31, 2001, its gross carrying amount was $96.8 million and accumulated amortization was $14.6 million, resulting in a net carrying amount of $82.2 million. Total amortization expense related to goodwill was $1.5 million for the quarter ended June 30, 2001 and $3.1 million for the six months ended June 30, 2001.

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

3.    In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities, including costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and one-time termination benefits provided to employees who are involuntarily terminated. We must adopt this statement by January 1, 2003. The adoption of this statement will have no impact on our results of operations or financial position, as it applies only to exit or disposal activities initiated on or after the date of adoption.

4.    Certain amounts reported in 2001 have been reclassified to conform with the 2002 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

5.    Inventories were comprised of the following (dollars in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$2,868	$3,073
Semi-finished goods	6,849	7,215
Finished goods	884	904

Total	$10,601	$11,192

6.    Other non-current assets were comprised of the following (dollars in thousands):

	June 30, 2002	December 31, 2001
Contract acquisition costs	$34,654	$28,350
Deferred advertising costs	17,391	21,928
Prepaid post-retirement asset	13,920	12,116
Other	3,830	5,532

Total	$69,795	$67,926

DELUXE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    The following table reflects the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Earnings per share-basic:
Net income	$54,709	$44,312	$109,265	$86,791
Weighted average shares outstanding	63,204	69,605	63,623	70,644

Earnings per share-basic	$0.87	$0.64	$1.72	$1.23

Earnings per share-diluted:
Net income	$54,709	$44,312	$109,265	$86,791
Weighted average shares outstanding	63,204	69,605	63,623	70,644
Dilutive impact of options	875	506	948	336
Shares contingently issuable	30	36	21	24

Weighted average shares and potential dilutive shares outstanding	64,109	70,147	64,592	71,004

Earnings per share-diluted	$0.85	$0.63	$1.69	$1.22

During the quarters ended June 30, 2002 and 2001, options to purchase 1.2 million and 1.4 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share. During the six months ended June 30, 2002 and 2001, options to purchase a weighted-average of 1.2 million and 2.7 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share. The exercise prices of the excluded options were greater than the average market price of Deluxe’s common shares during the respective periods.

8.    Restructuring accruals for employee severance costs of $0.9 million as of June 30, 2002 and $3.2 million as of December 31, 2001 are reflected in other accrued liabilities in the consolidated balance sheets. These accruals relate to charges recorded in 2001 for various reductions across all segments. Charges of $0.6 million are reflected in selling, general and administrative expense in the consolidated statements of income for the quarter and six months ended June 30, 2001. The remaining severance payments are expected to be made in 2002. The status of these accruals as of June 30, 2002 was as follows (dollars in millions):

	Amount	No. of employees affected
Balance, December 31, 2001	$3.2	163
Severance paid	(2.3)	(122)

Balance, June 30, 2002	$0.9	41

9.    As of June 30, 2002, we had a committed line of credit for $350.0 million available for borrowing and as support for our $300.0 million commercial paper program. No amounts were drawn on this line during the first six months of 2002 or during 2001 and as of June 30, 2002 and December 31, 2001, no amounts were outstanding under this line of credit. This line of credit expires on August 22, 2002, and we are currently negotiating a replacement line or lines of credit. The average amount of commercial paper outstanding during the first six months of 2002 was $158.4 million at a weighted-average interest rate of 1.83%. As of June 30, 2002, $191.6 million was outstanding at a weighted-average interest rate of 1.89%. The average amount of commercial paper outstanding during 2001 was $90.9 million at a weighted-average interest rate of 3.37%. As of December 31, 2001, $150.0 million was outstanding at a weighted-average interest rate of 1.85%.

        As of June 30, 2002, we also had an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line during the first six months of 2002. The average amount drawn on this line of credit during 2001 was $1.3 million at a weighted-average interest rate of 4.26%. As of June 30, 2002 and December 31, 2001, no amounts were outstanding under this line of credit.

We have a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. These notes could be used for general corporate purposes, including working capital, capital asset purchases, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of Deluxe. As of June 30, 2002 and December 31, 2001, no such notes were issued or outstanding.

DELUXE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    In connection with the spin-off of eFunds Corporation (eFunds) on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts. The maximum contractual amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. Through June 30, 2002, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheet, as it is not probable at this time that any payment will occur.

11.    In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. As of June 30, 2002, all 14 million shares had been repurchased at a total cost of $463.8 million. Primarily as a result of the required accounting treatment for these share repurchases, shareholders’ equity decreased from $262.8 million as of December 31, 2000 to $54.7 million as of June 30, 2002, and we were in a retained deficit position as of June 30, 2002. Changes in shareholders’ equity during the first six months of 2002 were as follows (dollars in thousands):

	Common shares	Additional paid-in capital	Retained (deficit) earnings	Unearned compensation	Total
Balance, December 31, 2001	$64,102	$—	$14,563	$(60)	$78,605
Net income	—	—	109,265	—	109,265
Cash dividends	—	—	(47,078)	—	(47,078)
Common shares issued	1,026	24,359	—	—	25,385
Tax benefit of stock option plans	—	7,383	—	—	7,383
Common shares repurchased	(2,668)	(31,274)	(84,435)	—	(118,377)
Other common shares retired	(11)	(468)	—	—	(479)
Unearned compensation	—	—	—	18	18

Balance, June 30, 2002	$62,449	$—	$(7,685)	$(42)	$54,722

12.    We operate three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks and related products and services on behalf of financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Services sells checks, forms and related products to small businesses on behalf of financial institutions and directly to customers via direct mail and the Internet. All three segments operate only in the United States.

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

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown. The following is our segment information for the quarter and six months ended June 30, 2002 and 2001 (dollars in thousands):

Quarter Ended June 30, 2002 and 2001

	Reportable Business Segments
	Financial Services	Direct Checks	Business Services	Corporate	Consolidated
Revenue from external customers:
2002	$196,595	$79,882	$51,986	$—	$328,463
2001	194,052	74,997	49,586	—	318,635
Operating income:
2002	52,455	21,061	14,761	—	88,277
2001	42,524	16,090	13,250	—	71,864
Depreciation and amortization expense:
2002	11,535	1,974	1,111	—	14,620
2001	16,029	4,172	1,629	—	21,830
Total assets:
2002	283,816	144,770	31,910	89,535	550,031
2001	299,415	145,567	37,184	99,228	581,394
Capital purchases:
2002	5,950	1,421	461	296	8,128
2001	4,949	1,835	546	82	7,412

Six Months Ended June 30, 2002 and 2001

	Reportable Business Segments
	Financial Services	Direct Checks	Business Services	Corporate	Consolidated
Revenue from external customers:
2002	$388,884	$160,755	$107,732	$—	$657,371
2001	381,109	155,138	99,070	—	635,317
Operating income:
2002	100,816	43,139	33,481	—	177,436
2001	76,666	36,526	26,911	—	140,103
Depreciation and amortization expense:
2002	23,159	3,858	2,256	—	29,273
2001	29,201	7,819	2,798	—	39,818
Total assets:
2002	283,816	144,770	31,910	89,535	550,031
2001	299,415	145,567	37,184	99,228	581,394
Capital purchases:
2002	13,644	2,476	712	367	17,199
2001	12,018	3,629	1,343	112	17,102

13.    In August 2002, our board of directors approved a plan to repurchase up to 12 million shares of our common stock. No timeframe has been outlined for the completion of this plan. Additionally, the board approved a financial strategy intended to increase leverage. We plan to increase our debt level up to a maximum of $700 million. The additional debt would be a combination of both long-term and short-term borrowings.

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

Results of Operations—Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2001

The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended June 30,
	2002		2001
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Financial Services	$196,595	—	$194,052	—
Direct Checks	79,882	—	74,997	—
Business Services	51,986	—	49,586	—

Total	$328,463	—	$318,635	—

Gross profit	217,903	66.3%	205,644	64.5%
Selling, general and administrative expense	129,595	39.5%	131,440	41.3%
Other operating expense (income)[1]	31	—	2,340	0.7%

Operating income:
Financial Services	52,455	26.7%	$42,524	21.9%
Direct Checks	21,061	26.4%	16,090	21.5%
Business Services	14,761	28.4%	13,250	26.7%

Total	$88,277	26.9%	$71,864	22.6%

[1]	Other operating expense (income) consists of goodwill amortization expense in 2001 and asset impairment and disposition losses (gains).

Revenue—Revenue increased $9.9 million, or 3.1%, to $328.5 million for the second quarter of 2002 from $318.6 million for the second quarter of 2001. Revenue per unit was up 4.5% as compared to 2001 due to a $5.0 million contract buyout for the Financial Services segment in the second quarter of 2002, price increases in all three segments plus continued strength in selling licensed designs and services. Excluding the contract buyout, revenue per unit was up 2.9% compared to 2001. Partially offsetting the increase in revenue per unit, was a 1.4% decrease in unit volume. The decline was primarily due to lower financial institution conversion activity during 2002, as bank mergers and acquisitions were down from 2001.

Gross profit—Gross profit increased $12.3 million, or 6.0%, to $217.9 million for the second quarter of 2002 from $205.6 million for the second quarter of 2001. As a percentage of revenue, gross margin increased to 66.3% for the second quarter of 2002 from 64.5% for the second quarter of 2001. The increase was due to the higher revenue per unit discussed above and continued focus on cost reductions and productivity improvements, including the conversion to lean and cellular manufacturing concepts in our Financial Services check printing plants.

Selling, general and administrative (SG&A) expense—SG&A expense decreased $1.8 million, or 1.4%, to $129.6 million for the second quarter of 2002 from $131.4 million for the second quarter of 2001. As a percentage of revenue, SG&A expense decreased to 39.5% for the second quarter of 2002 from 41.3% for the second quarter of 2001. The improvement was primarily due to increased electronic and Internet orders across all businesses, lower depreciation and amortization expense as a result of reductions in capital purchases in recent years, as well as on-going cost management efforts, including productivity improvements within our call centers. Partially offsetting these decreases was an increase in advertising costs due to lower direct mail response rates within the Direct Checks segment.

Interest expense—Interest expense decreased $0.3 million to $1.2 million for the second quarter of 2002 from $1.5 million for the second quarter of 2001. The decrease was due to lower interest rates partially offset by higher debt levels. During the second quarter of 2002, we had weighted-average debt outstanding of $179.7 million at a weighted-average interest rate of 1.82%. During the second quarter of 2001, we had weighted-average debt outstanding of $90.1 million at a weighted-average interest rate of 4.43%.

Provision for income taxes—Our effective tax rate for the second quarter of 2002 was 38.0% compared to 37.6% for the second quarter of 2001.

Net income—Net income increased $10.4 million, or 23.5%, to $54.7 million for the second quarter of 2002 from $44.3 million for the second quarter of 2001. The improvement was due to the increases in revenue and gross profit and the reductions in SG&A expense discussed above. The $5.0 million contract buyout discussed above contributed $3.1 million to 2002 net income. Also contributing to the improvement was the change in accounting for goodwill required under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Adoption of this statement resulted in a $1.0 million increase in net income compared to the second quarter of 2001.

Diluted earnings per share—Diluted earnings per share increased $0.22, or 34.9%, to $0.85 for the second quarter of 2002 from $0.63 for the second quarter of 2001. In addition to the increases in net income discussed above, average shares outstanding decreased from 2001 due to our share repurchase program. In January 2001, our board of directors approved the repurchase of up to 14 million shares of our common stock. As of June 30, 2002, all 14 million shares had been repurchased. The change in average shares outstanding resulting from the share repurchases, partially offset by the impact of shares issued under employee stock purchase and incentive plans, resulted in a $0.07 increase in earnings per share for the second quarter of 2002 as compared to 2001.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our results of operations do not include compensation expense for fixed stock options issued under our stock incentive plan. Had this expense been included in our results, diluted earnings per share would have been $0.01 lower for each of the quarters ended June 30, 2002 and 2001. This pro forma impact of stock-based compensation was calculated under a methodology consistent with that disclosed in the footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2002

The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):
	Six Months Ended June 30,
	2002		2001
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Financial Services	$388,884	—	$381,109	—
Direct Checks	160,755	—	155,138	—
Business Services	107,732	—	99,070	—

Total	$657,371	—	$635,317	—

Gross profit	433,716	66.0%	405,140	63.8%
Selling, general and administrative expense	256,990	39.1%	261,916	41.2%
Other operating expense (income)[1]	(710)	(0.1%)	3,121	0.5%

Operating income:
Financial Services	100,816	25.9%	$76,666	20.1%
Direct Checks	43,139	26.8%	36,526	23.5%
Business Services	33,481	31.1%	26,911	27.2%

Total	$177,436	27.0%	$140,103	22.1%

[1]	Other operating expense (income) consists of goodwill amortization expense in 2001 and asset impairment and disposition losses (gains).

Revenue—Revenue increased $22.1 million, or 3.5%, to $657.4 million for the first six months of 2002 from $635.3 million for the first six months of 2001. Revenue per unit was up 4.0% as compared to 2001 due to price increases in all three segments, a $5.0 million contract buyout for the Financial Services segment in the second quarter of 2002 plus continued strength in selling licensed designs and services. Excluding the contract buyout, revenue per unit was up 3.2% compared to 2001. Partially offsetting the increase in revenue per unit, was a 0.5% decrease in unit volume. The decline was due to lower financial institution conversion activity during

2002, as bank mergers and acquisitions were down from 2001, as well as lower consumer response rates in the Direct Checks segment.

Gross profit—Gross profit increased $28.6 million, or 7.1%, to $433.7 million for the first six months of 2002 from $405.1 million for the first six months of 2001. As a percentage of revenue, gross margin increased to 66.0% for the first half of 2002 from 63.8% for the first half of 2001. The increase was due to the higher revenue per unit discussed above and continued focus on cost reductions, productivity improvements and reduced spoilage, including the conversion to lean and cellular manufacturing concepts in our Financial Services check printing plants.

Selling, general and administrative (SG&A) expense—SG&A expense decreased $4.9 million, or 1.9%, to $257.0 million for the first six months of 2002 from $261.9 million for the first six months of 2001. As a percentage of revenue, SG&A expense decreased to 39.1% for the first half of 2002 from 41.2% for the first half of 2001. The improvement was primarily due to increased electronic and Internet orders across all businesses, lower depreciation and amortization expense as a result of reductions in capital purchases in recent years, as well as on-going cost management efforts, including productivity improvements within our call centers. Partially offsetting these decreases was an increase in advertising costs due to lower direct mail response rates within the Direct Checks segment.

Interest expense—Interest expense decreased $1.0 million to $2.1 million for the first six months of 2002 from $3.1 million for the first six months of 2001. The decrease was due to lower interest rates partially offset by higher debt levels. During the first half of 2002, we had weighted-average debt outstanding of $158.4 million at a weighted-average interest rate of 1.83%. During the first half of 2001, we had weighted-average debt outstanding of $84.0 million at a weighted-average interest rate of 5.80%. In February 2001, we paid off $100.0 million of unsecured and unsubordinated notes, which carried interest at 8.55%.

Provision for income taxes—Our effective tax rate for the first six months of 2002 was 38.0% compared to 37.5% for the first six months of 2001.

Net income—Net income increased $22.5 million, or 25.9%, to $109.3 million for the first six months of 2002 from $86.8 million for the first six months of 2001. The improvement was due to the increases in revenue and gross profit and the reductions in SG&A expense discussed above. The $5.0 million contract buyout discussed above contributed $3.1 million to 2002 net income. Also contributing to the improvement was the change in accounting for goodwill explained above in the discussion of second quarter net income. This change resulted in a $2.0 million increase in net income compared to the first six months of 2001.

Diluted earnings per share—Diluted earnings per share increased $0.47, or 38.5%, to $1.69 for the first six months of 2002 from $1.22 for the first six months of 2001. In addition to the increases in net income discussed above, average shares outstanding decreased from 2001 due to our share repurchase program. In January 2001, our board of directors approved the repurchase of up to 14 million shares of our common stock. As of June 30, 2002, all 14 million shares had been repurchased. The change in average shares outstanding resulting from the share repurchases, partially offset by the impact of shares issued under employee stock purchase and incentive plans, resulted in a $0.15 increase in earnings per share for the first six months of 2002 as compared to 2001.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our results of operations do not include compensation expense for fixed stock options issued under our stock incentive plan. Had this expense been included in our results, diluted earnings per share would have been $0.02 lower for each of the six month periods ended June 30, 2002 and 2001. This pro forma impact of stock-based compensation was calculated under a methodology consistent with that disclosed in the footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Segment Disclosures

Financial Services segment—Our Financial Services segment sells checks, related products and program management services on behalf of financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support, fraud prevention and check merchandising. The following table shows the results of this segment for the quarters and six months ended June 30, 2002 and 2001 (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$196,595	$194,052	$388,884	$381,109

Operating income	52,455	42,524	100,816	76,666
% of revenue	26.7%	21.9%	25.9%	20.1%

Financial Services revenue increased $2.5 million, or 1.3%, to $196.6 million for the second quarter of 2002 from $194.1 million for the second quarter of 2001. The improvement was due to a $5.0 million contract buyout in the second quarter of 2002, price increases and increased sales of licensed designs, partially offset by lower volume due to less financial institution conversion activity during 2002. Operating income increased $10.0 million, or 23.4%, to $52.5 million for the second quarter of 2002 from $42.5 million for the second quarter of 2001. The improvement was due to the revenue increase, lower depreciation and amortization as a result of lower levels of capital purchases in recent years, continued focus on cost reductions and productivity improvements, including the transformation to lean and cellular manufacturing concepts, as well as increased efficiencies due to a shift from mail to electronic orders.

Financial Services revenue increased $7.8 million, or 2.0%, to $388.9 million for the first six months of 2002 from $381.1 million for the first six months of 2001. The increase was due to price increases, a $5.0 million contract buyout in the second quarter of 2002, share gain during the last half of 2001 and increased sales of licensed designs. These improvements were partially offset by lower volume due to the overall decline in the check printing industry, as well as lower financial institution conversion activity during 2002. Operating income increased $24.1 million, or 31.5%, to $100.8 million for the first six months of 2002 from $76.7 million for the first six months of 2001. The improvement was due to the revenue increase, continued focus on cost reductions, productivity improvements and reduced spoilage, including the transformation to lean and cellular manufacturing concepts, lower depreciation and amortization as a result of lower levels of capital purchases in recent years, and increased efficiencies due to a shift from mail to electronic orders.

Direct Checks segment—Our Direct Checks segment sells checks and related products directly to consumers through direct mail and the Internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-the-consumer market, including freestanding inserts in newspapers and cooperative advertising. We also use e-commerce strategies to direct traffic to our websites. Our Direct Checks segment sells under the Checks Unlimited and Designer Checks brand names. The following table shows the results of this segment for the quarters and six months ended June 30, 2002 and 2001 (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$79,882	$74,997	$160,755	$155,138

Operating income	21,061	16,090	43,139	36,526
% of revenue	26.4%	21.5%	26.8%	23.5%

Direct Checks revenue increased $4.9 million, or 6.5%, to $79.9 million for the second quarter of 2002 from $75.0 million for the second quarter of 2001. The increase was due to higher revenue per unit as a result of price increases and the sale of higher priced products, including continued strength in selling licensed designs. Additionally, volume increased due to the effectiveness of our selling techniques, resulting in increased units per order. Operating income increased $5.0 million, or 30.9%, to $21.1 million for the second quarter of 2002 from $16.1 million for the second quarter of 2001. The change in accounting for goodwill explained earlier in our discussion of second quarter net income accounted for $1.5 million of the increase. In addition, the improvement was due to the revenue increase, as well as continued cost management and productivity improvements within the manufacturing and call center functions. Partially offsetting these improvements were increased advertising costs due to lower direct mail response rates. The slow-down in the United States economy has made it challenging to acquire suitable advertising media for our traditional means of new customer acquisition. There has been an overall softening in direct mail industry response rates and as such, some of the cooperative mailers and other businesses we have relied upon to distribute direct mail advertisements have reduced their circulations or gone out of business.

Direct Checks revenue increased $5.7 million, or 3.6%, to $160.8 million for the first six months of 2002 from $155.1 million for the first six months of 2001. The increase was due to higher revenue per unit as a result of price increases and the sale of higher priced products, including continued strength in selling licensed designs, partially offset by a decrease in volume as direct mail response rates were down. Operating income increased $6.6 million, or 18.1%, to $43.1 million for the first six months of 2002 from $36.5 million for the first six months of 2001. The change in accounting for goodwill explained earlier in our discussion of second quarter net income accounted for $3.1 million of the increase. In addition, the improvement was due to the revenue increase, as well as continued cost management and productivity improvements within the manufacturing and call center functions. Partially offsetting these improvements were increased advertising costs due to the lower direct mail response rates discussed above.

Business Services segment—Our Business Services segment sells checks, forms and related products to small businesses on behalf of financial institutions and directly to customers via direct mail and the Internet. Through our business referral program, our financial institution clients refer new small business customers by calling us directly at the time of new account opening. We also use a variety of direct marketing techniques to acquire and retain customers. The following table shows the results of this segment for the quarters and six months ended June 30, 2002 and 2001 (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$51,986	$49,586	$107,732	$99,070

Operating income	14,761	13,250	33,481	26,911
% of revenue	28.4%	26.7%	31.1%	27.2%

Business Services revenue increased $2.4 million, or 4.8%, to $52.0 million for the second quarter of 2002 from $49.6 million for the second quarter of 2001. The increase was due to higher revenue per unit as a result of price increases, as well as increased volume primarily from financial institution referrals, partially offset by lower financial institution conversion activity during 2002. Operating income increased $1.5 million, or 11.4%, to $14.8 million for the second quarter of 2002 from $13.3 million for the second quarter of 2001. The improvement was due to the revenue increase and continued cost management efforts.

Business Services revenue increased $8.6 million, or 8.7%, to $107.7 million for the first six months of 2002 from $99.1 million for the first six months of 2001. The increase was due to higher revenue per unit as a result of price increases, as well as increased volume primarily from financial institution referrals, partially offset by lower financial institution conversion activity during 2002. Operating income increased $6.6 million, or 24.4%, to $33.5 million for the first six months of 2002 from $26.9 million for the first six months of 2001. The improvement was due to the revenue increase, reduced material costs and continued cost management efforts.

Liquidity, Capital Resources and Financial Condition

As of June 30, 2002, we had cash and cash equivalents of $5.2 million. The following table shows our cash flow activity for the first six months of 2002 and 2001 and should be read in conjunction with the consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2002	2001
Net cash provided by operating activities	$121,358	$91,321
Net cash used by investing activities	(21,463)	(12,248)
Net cash used by financing activities	(104,271)	(153,664)

Net decrease in cash and cash equivalents	$(4,376)	$(74,591)

During the first six months of 2002, net cash provided by operating activities of $121.4 million was primarily generated by earnings before interest, taxes, depreciation and amortization (EBITDA1) of $207.4 million. The operating cash inflows were utilized primarily to fund income tax payments, 2001 employee profit sharing and pension contributions, voluntary employee benefit association (VEBA) trust contributions, and contract acquisition payments made to our financial institution clients. Net cash provided by operating activities during the first six months of 2002, the net issuance of $41.6 million of commercial paper, cash receipts of $24.7 million from shares issued under employee plans, and cash on hand at December 31, 2001 enabled us to spend $118.4 million on share repurchases, to pay dividends of $47.1 million and to purchase capital assets of $17.2 million.

During the first six months of 2001, net cash provided by operating activities of $91.3 million was primarily generated by EBITDA of $179.9 million. These operating cash inflows were utilized primarily to fund income tax payments, 2000 employee profit sharing and pension contributions, contract acquisition payments and VEBA trust contributions. The net issuance of $116.2 million of commercial paper, net cash provided by operating activities during the first six months of 2001 and cash on hand at December 31, 2000 enabled us to spend $122.5 million on share repurchases, to make payments on long-term debt of $100.7 million, to pay dividends of $52.6 million and to purchase capital assets of $17.1 million.

We believe that important measures of our financial strength are the ratios of earnings before interest and taxes (EBIT) to interest expense and free cash flow to debt. Free cash flow represents net cash provided by operating activities less purchases of capital assets and cash dividends paid to shareholders. EBIT to interest expense was 85.1 times for the first half of 2002 and 45.6 times for the first half of 2001. Our committed line of credit contains covenants requiring a minimum EBIT to interest expense ratio of 2.5 times. The increase in 2002 was due to the improvements in operating results discussed above under Results of Operations and lower interest expense in 2002 resulting from lower interest rates. Free cash flow to debt on a four-quarter trailing basis through June 30, 2002 was 86.7%. For the year ended December 31, 2001 this ratio was 86.8%. The higher debt level as of June 30, 2002 as a result of our share repurchase program was partially offset by increased EBITDA and the lower level of dividends paid in 2002 based on fewer shares outstanding.

We currently have a $300.0 million commercial paper program in place. Our commercial paper program carries a credit rating of A1/P1. If for any reason we were unable to access the commercial paper markets, we would rely on our committed line of credit for liquidity. The average amount of commercial paper outstanding during the first six months of 2002 was $158.4 million at a weighted-average interest rate of 1.83%. As of June 30, 2002, $191.6 million was outstanding at a weighted-average interest rate of 1.89%. The average amount of commercial paper outstanding during 2001 was $90.9 million at a weighted-average interest rate of 3.37%. As of December 31, 2001, $150.0 million was outstanding at a weighted-average interest rate of 1.85%.

We currently have $350.0 million available under a committed line of credit which supports our commercial paper program and is available for borrowing. The commitment fee on this line is seven basis points. This line of credit expires on August 22, 2002, and we expect that we will be able to obtain a replacement line or lines of credit at generally the same terms. The agreement which governs the committed line of credit contains customary covenants regarding EBIT to interest expense coverage and levels of subsidiary indebtedness. We believe the risk of violating our financial covenants is low. During the first six months of 2002 and during 2001, no amounts were drawn on this line of credit and as of June 30, 2002 and December 31, 2001, no amounts were outstanding under this line of credit.

We also have available $50.0 million under an uncommitted line of credit. During the first six months of 2002, no amounts were drawn on this line. The average amount drawn during 2001 was $1.3 million at a weighted-average interest rate of 4.26%. As of June 30, 2002 and December 31, 2001, there was no outstanding balance under our uncommitted line of credit.

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

of outstanding indebtedness and other securities of Deluxe. As of June 30, 2002 and December 31, 2001, no such notes were issued or outstanding.

We currently have commitments under both operating and capital leases. Our capital lease obligations bear interest at rates of 5.5% to 10.4% and are due through 2009. We have also entered into operating leases on certain facilities and equipment. We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities. A list of our minimum contractual cash commitments has been provided in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2001. There were no significant changes to these minimum contractual cash commitments during the first six months of 2002.

In connection with the spin-off of eFunds Corporation (eFunds) on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts. The maximum contractual amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. Through June 30, 2002, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheet, as it is not probable at this time that any payment will occur.

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

	Quarter Ended June 30, 2001	Six Months Ended June 30, 2001
Reported net income	$44,312	$86,791
Add back: goodwill amortization, net of tax	995	1,990

Adjusted net income	$45,307	$88,781

Reported basic earnings per share	$0.64	$1.23
Add back: goodwill amortization, net of tax	0.01	0.03

Adjusted basic earnings per share	$0.65	$1.26

Reported diluted earnings per share	$0.63	$1.22
Add back: goodwill amortization, net of tax	0.02	0.03

Adjusted diluted earnings per share	$0.65	$1.25

As of June 30, 2002, we completed the 14 million share repurchase program approved by our board of directors in January 2001. The total cost to purchase the 14 million shares was $463.8 million. Primarily as a result of the required accounting treatment for these share repurchases, shareholders’ equity decreased from $262.8 million as of December 31, 2000 to $54.7 million as of June 30, 2002, and we were in a retained deficit position as of June 30, 2002.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities, including costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and one-time termination benefits provided to employees who are involuntarily terminated. We must adopt this statement by January 1, 2003. The adoption of this statement will have no impact on our results of operations or financial position, as it applies only to exit or disposal activities initiated on or after the date of adoption.

In August 2002, our board of directors approved a plan to repurchase up to 12 million shares of our common stock. No timeframe has been outlined for the completion of this plan. Additionally, the board approved a financial strategy intended to increase leverage. We plan to increase our debt level up to a maximum of $700 million. The additional debt would be a combination of both long-term and short-term borrowings. As a result of this annoucement, our long-term credit rating was downgraded to ‘A’ from ‘A+’ by one rating agency and was placed under review for possible downgrade by another rating agency. However, we still maintain a strong investment-grade credit rating and expect no impact on our ability to borrow.

Outlook

The downturn in the United States economy had limited impact on our 2001 results of operations. In 2002 we are seeing an impact in our direct-to-the-consumer businesses. There has been a softening in overall direct mail industry response rates and as such, some of the cooperative mailers and other businesses we have relied upon to distribute direct mail advertisements have reduced their circulations or gone out of business. This is our primary method of acquiring new customers. Thus, we continue to explore new advertising opportunities such as the Internet and other partnerships to replace traditional media sources. While we cannot predict what impact a prolonged war on terrorism or other factors, including the current business environment, will have on the United States economy, our plan is to continue to manage expenses, invest in our business and purchase capital assets when they will reduce operating expenses, increase productivity or profitably increase revenue.

We expect revenue for 2002 to be up modestly from 2001 primarily due to higher revenue per unit from expanded product offerings and sales of higher priced products, such as licensed check designs. We expect this improvement to be partially offset by the overall decline in the check printing industry and the competitive pricing pressure we continue to face in the Financial Services segment.

We do not expect our results of operations during the last six months of 2002 to be as strong as the first six months of 2002 due to the anniversary of share gains from last year, increased investment in both revenue generating and cost saving initiatives, the impact of higher postal rates that went into effect in June 2002 and the recent downward trend in direct mail response rates. However, cost management and productivity improvements, primarily from the transformation to lean and cellular manufacturing concepts and an increasing mix of orders coming through electronic and Internet channels, are expected to continue. We expect diluted earnings per share to be at least $3.15 for the full year and in the range of $0.76 to $0.79 for the third quarter of 2002 compared to $2.69 and $0.75 for the full year and third quarter of 2001, respectively.

As discussed above under Recent Developments, in August 2002 our board of directors approved a plan to repurchase up to 12 million shares of our common stock. Additionally, the board approved a financial strategy intended to increase leverage. We plan to increase our debt level up to a maximum of $700 million. The additional debt would be a combination of both long-term and short-term borrowings. These steps are intended to enhance shareholder value by allowing us to: (1) manage to our target capital structure; (2) acquire shares from time to time, at prices we believe to be opportunistic; and (3) minimize dilution resulting from shares issued through our employee share purchase plan and stock-based compensation program. In addition to share repurchases, we also intend to utilize the additional debt, along with cash generated by operations, to fund dividend payments, capital asset purchases, additional contract acquisition payments related to signing or renewing contracts with financial institutions and new product initiatives.

We expect to spend less than $40.0 million on purchases of capital assets during 2002. Approximately half is expected to be devoted to maintenance of our businesses, with the remainder targeted for strategic initiatives to drive revenue growth or reduce costs.

We continue to implement initiatives throughout the company that are directly related to our business strategy. Our strategy is to:

—	Leverage our core competencies of personalization, direct marketing and e-commerce to expand the opportunities in our existing businesses.

—	Invest in our existing businesses by adding services and expanding product offerings.

—	Consider acquisitions expected to leverage our core competencies and be accretive to earnings and cash flow per share.

—	Invest in technology and processes that will lower our cost structure and enhance our revenue opportunities.

In line with this strategy, we have expanded our product offerings by introducing new licensed check designs and new services. Our Business Services segment introduced, in June 2002, business cards, stationery and envelope product lines. Additionally, our Financial Services segment recently launched a comprehensive new service – DeluxeSelect (SM) – for its financial institution clients. DeluxeSelect (SM) provides financial institution customers more information regarding check-related products as they interact directly with our professional sales associates or order their checks via the Internet. We can actively promote product upgrades during both the new account opening and check re-ordering processes, by engaging consumers through our call centers, advanced Internet ordering capabilities and point-of-sale marketing support at branches.

In addition to investments in revenue-generating programs such as DeluxeSelect (SM) and non-check product offerings, we continue to invest in areas of the business where we can reduce costs and increase productivity. Our conversion to a cellular manufacturing environment in our check printing facilities is one example of this. Within the cellular manufacturing environment, a group of employees work together to produce products, rather than those same employees working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, we see an improvement in quality and service levels and a reduction in cost per unit. Our conversion to cellular began in 2000, and the process is expected to be completed in our Financial Services check printing facilities in early 2003.

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

Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: developments in the demand for our products or services, such as the rate at which the use of checks may decline as consumers’ preferred method of payment; the inherent unreliability of earnings, revenue and cash flow predictions due to numerous factors, many of which are beyond our control; the terms under which we do business with our major financial institution clients, customers and suppliers; unanticipated delays, costs and expenses inherent in the development and marketing of new products and services; the impact of governmental laws and regulations, particularly in the area of consumer privacy; and competitive forces. Additional information concerning these and other factors that could cause actual results or events to differ materially from our current expectations are contained in Item 5 of this Report.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to changes in interest rates primarily as a result of the borrowing and investing activities used to maintain liquidity and fund business operations. During the first six months of 2002 and during 2001, we did not engage in speculative transactions nor did we hold or issue financial instruments for trading purposes. We continue to utilize commercial paper to fund working capital requirements. We also have various lines of credit available, as well as a shelf registration for the issuance of up to $300.0 million in medium-term notes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2002, we had $191.6 million of commercial paper outstanding at a weighted-average interest rate of 1.89%. The carrying value of this debt approximates its fair value due to its short-term duration. Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.8 million for the first six months of 2002 and $0.3 million for the first six months of 2001. Other than capital lease obligations, we had no long-term debt outstanding as of June 30, 2002. Also as of that date, we had no fixed income securities in our investment portfolio.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Other than routine litigation incidental to our business, we are not subject to any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders’ meeting on May 7, 2002.

55,375,126 shares were represented (86.16% of the 64,270,928 shares outstanding and entitled to vote at the meeting). Four items were considered at the meeting and the results of the voting were as follows:

1.  Election of Directors:

The nominees in the proxy statement were: Lawrence J. Mosner, Ronald E. Eilers, Barbara B. Grogan, Stephen P. Nachtsheim, Donald R. Hollis, Robert C. Salipante, Cheryl E. Mayberry McKissack, Daniel D. Granger, Charles A. Haggerty and Martyn R. Redgrave. The results were as follows:

Election of Directors	For	Withhold
Lawrence J. Mosner	54,926,823	448,303
Ronald E. Eilers	54,923,503	451,623
Barbara B. Grogan	54,911,718	463,408
Stephen P. Nachtsheim	54,928,210	446,916
Donald R. Hollis	54,926,766	448,360
Robert C. Salipante	54,917,371	457,755
Cheryl E. Mayberry McKissack	54,929,618	445,508
Daniel D. Granger	54,914,062	461,064
Charles A. Haggerty	54,921,087	454,039
Martyn R. Redgrave	54,910,111	465,015

2.  Approval of the Deluxe Corporation 2000 Employee Stock Purchase Plan for the purpose of qualifying the Plan under Section 423 of the Internal Revenue Code:

For:	42,770,343
Against:	3,955,332
Abstain:	302,228
Broker Non-Votes:	8,347,223

3.  Approval of Amendments to the Deluxe Corporation 2000 Stock Incentive Plan increasing the number of shares available for issuance under the Plan, extending the term of the Plan, and allowing for annual stock option grants to non-employee Directors:

For:	38,511,080
Against:	7,942,805
Abstain:	574,018
Broker Non-Votes:	8,347,223

4.  Ratification of the selection of PricewaterhouseCoopers LLP as independent auditors:

For:	54,532,442
Against:	551,522
Abstain:	291,162

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

In August 2002, we announced that our board of directors approved the repurchase of up to 12 million shares of our common stock. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase under the program.

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

Under Section 355(e) of the Internal Revenue Code, the spin-off of eFunds Corporation, which was completed in December, 2000, could be taxable if 50% or more of our shares are acquired as part of a plan or series of transactions that include the spin-off. For this purpose, any acquisitions of our shares within two years before or after the spin-off are presumed to be part of such a plan, although we may be able to rebut that presumption. As a result of the possible adverse U.S. federal income tax consequences, we may be restricted in our ability to effect certain acquisitions, to issue our shares or to execute other transactions that would result in a change of control of Deluxe. The stock repurchase program completed in June 2002 and the repurchase plan approved by our board of directors in August 2002 were structured to comply with Section 355(e) of the Internal Revenue Code.

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

In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where our direct-to-consumer businesses have a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies which engage in remote or online commerce. Further, tax law and the interpretation of constitutional limitations thereon is subject to change. In addition, any new operations of these businesses in states where they do not presently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices, it could have a material, adverse affect on our business.

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
*

10.1	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001).	*

10.2	2000 Stock Incentive Plan, as Amended.	Filed herewith

12.2	Statement re: computation of ratios.	Filed herewith

99.1	CEO Certification of Periodic Report	Filed herewith

99.2	CFO Certification of Periodic Report	Filed herewith

*	Incorporated by reference

(b)    Reports on Form 8-K:

A report on Form 8-K was filed on August 8, 2002 relating to the requirements of the Securities and Exchange Commission Order of June 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

/s/ LAWRENCE J. MOSNER
Lawrence J. Mosner Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2002

/s/ DOUGLAS J. TREFF
Douglas J. Treff Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 12, 2002

INDEX TO EXHIBITS

Exhibit No.	Description	Page Number

10.2	2000 Stock Incentive Plan, as Amended

12.2	Statement re: computation of ratios

99.1	CEO Certification of Periodic Report

99.2	CFO Certification of Perodic Report