Form 10-Q
period 2002-09-30
DELUXE CORP
filed 2002-11-14
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ending	September 30, 2002

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	1-7945

DELUXE CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0216800
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 31, 2002 was 61,726,125.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DELUXE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001
	(dollars in thousands, except share par value)
Current Assets:
Cash and cash equivalents	$2,295	$9,571
Trade accounts receivable (net of allowance for doubtful accounts of $1,897 and $1,428, respectively)	46,514	37,703
Inventories	9,883	11,192
Supplies	10,641	11,071
Deferred income taxes	3,844	4,574
Prepaid expenses	17,509	3,108
Other current assets	3,366	6,753

Total current assets	94,052	83,972
Long-term Investments	39,831	37,661
Property, Plant and Equipment (net of accumulated depreciation of $293,854 and $293,413, respectively)	138,996	149,552
Property, Plant and Equipment Held for Sale (net of accumulated depreciation of $6,136)	1,517	1,517
Intangibles (net of accumulated amortization of $126,715 and $102,149, respectively)	107,024	114,856
Goodwill	82,237	82,237
Other Non-current Assets	93,642	67,926

Total assets	$557,299	$537,721

Current Liabilities:
Accounts payable	$50,526	$52,834
Accrued liabilities:
Wages, including vacation pay	32,245	26,513
Employee profit sharing and pension	21,670	29,734
Income taxes	52,592	39,426
Rebates	24,969	24,923
Other	42,550	42,313
Short-term debt	189,800	150,000
Long-term debt due within one year	1,566	1,381

Total current liabilities	415,918	367,124
Long-term Debt	8,889	10,084
Deferred Income Taxes	39,080	44,890
Other Long-term Liabilities	33,283	37,018
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000,000 shares; issued: 2002—61,944,284; 2001—64,101,957)	61,944	64,102
Retained (deficit) earnings	(1,782)	14,563
Unearned compensation	(33)	(60)

Total shareholders’ equity	60,129	78,605

Total liabilities and shareholders’equity	$557,299	$537,721

See Notes to Unaudited Condensed Consolidated Financial Statements

DELUXE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands, except per share amounts)
Revenue	$319,773	$324,318	$977,144	$959,635
Cost of goods sold	107,794	111,503	331,449	341,680

Gross Profit	211,979	212,815	645,695	617,955

Selling, general and administrative expense	124,755	128,127	381,746	390,042
Goodwill amortization expense	—	1,547	—	4,641
Asset impairment and disposition losses (gains)	675	298	(35)	325

Operating Income	86,549	82,843	263,984	222,947

Interest expense	(1,203)	(1,346)	(3,296)	(4,419)
Interest income	103	252	364	2,218
Other income (expense)	(480)	(33)	180	(75)

Income Before Income Taxes	84,969	81,716	261,232	220,671

Provision for income taxes	32,306	30,654	99,304	82,818

Net Income	$52,663	$51,062	$161,928	$137,853

Earnings per Share: Basic	$0.85	$0.76	$2.56	$1.98
Diluted	$0.83	$0.75	$2.53	$1.97

Cash Dividends per Share	$0.37	$0.37	$1.11	$1.11

Total Comprehensive Income	$52,663	$51,246	$161,928	$138,128

See Notes to Unaudited Condensed Consolidated Financial Statements

DELUXE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$161,928	$137,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,138	23,840
Amortization of intangibles and goodwill	25,678	33,869
Asset impairment and disposition losses (gains)	(35)	325
Other non-cash items, net	8,252	8,978
Changes in assets and liabilities:
Trade accounts receivable	(8,811)	(3,197)
Inventories and supplies	1,739	726
Prepaid expenses	(13,661)	(183)
Accounts payable	2,806	6,943
Accrued liabilities	2,082	27,924
Other assets and liabilities	(20,715)	(28,469)

Net cash provided by operating activities	177,401	208,609

Cash Flows from Investing Activities:
Proceeds from sales of marketable securities	—	37,990
Purchases of marketable securities	—	(30,000)
Proceeds from sales of capital assets	89	1,452
Purchases of capital assets	(26,589)	(22,281)
Other	(3,389)	(3,807)

Net cash used by investing activities	(29,889)	(16,646)

Cash Flows from Financing Activities:
Net borrowings on short-term debt	39,800	102,900
Payments on long-term debt	(1,010)	(101,213)
Change in book overdrafts	(5,114)	(3,802)
Payments to retire shares	(146,961)	(231,620)
Proceeds from issuing shares under employee plans	28,612	43,762
Cash dividends paid to shareholders	(70,115)	(77,472)

Net cash used by financing activities	(154,788)	(267,445)

Net Decrease in Cash and Cash Equivalents	(7,276)	(75,482)
Cash and Cash Equivalents: Beginning of Period	9,571	80,732

End of Period	$2,295	$5,250

See Notes to Unaudited Condensed Consolidated Financial Statements

DELUXE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of income for the quarters and nine months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements are included. Other than any discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the consolidated annual financial statements and notes. The condensed consolidated financial statements and notes appearing in this Report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts reported in 2001 have been reclassified to conform with the 2002 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

Note 2: Employee Stock-based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we continue to account for our employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in reported net income for stock options issued under our stock incentive plan or, in 2002, for shares issued to employees under our amended and restated employee stock purchase plan. In both 2002 and 2001, compensation expense was recognized in reported net income under APB Opinion No. 25 for restricted stock awards and for the 25% discount provided to employees on shares issued under our previous employee stock purchase plan.

The following table presents pro forma net income and earnings per share as if the fair value method of SFAS No. 123 had been applied to all outstanding and unvested awards in each period presented (dollars in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income, as reported	$52,663	$51,062	$161,928	$137,853
Add: Stock-based employee compensation expense included in net income, net of tax	375	781	1,384	1,757
Deduct: Fair value stock-based employee compensation expense, net of tax	(1,229)	(1,525)	(3,686)	(4,119)

Pro forma net income	$51,809	$50,318	$159,626	$135,491

Earnings per share:
Basic — as reported	$0.85	$0.76	$2.56	$1.98
Basic — pro forma	0.83	0.75	2.53	1.95

Diluted — as reported	$0.83	$0.75	$2.53	$1.97
Diluted — pro forma	0.82	0.74	2.49	1.94

Note 3: New Accounting Pronouncement

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and applies only to those activities initiated on or after the date of adoption. We adopted SFAS No. 146 on October 1, 2002. Adoption of this statement had no impact on our results of operations or financial position.

Note 4: Intangibles and Goodwill

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

	Quarter Ended September 30, 2001	Nine Months Ended September 30, 2001
Net income, as reported	$51,062	$137,853
Add: Goodwill amortization, net of tax	995	2,985

Pro forma net income	$52,057	$140,838

Earnings per share:
Basic — as reported	$0.76	$1.98
Basic — pro forma	0.77	2.03

Diluted — as reported	$0.75	$1.97
Diluted — pro forma	0.76	2.01

Intangibles—Intangibles were comprised of the following (dollars in thousands):

	September 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	$227,980	$(124,516)	$103,464	$211,193	$(100,557)	$110,636
Customer name list	5,050	(1,864)	3,186	5,050	(1,323)	3,727
Other	709	(335)	374	762	(269)	493

Total	$233,739	$(126,715)	$107,024	$217,005	$(102,149)	$114,856

Total amortization expense related to intangibles was $8.7 million for the quarter ended September 30, 2002, $9.3 million for the quarter ended September 30, 2001, $25.7 million for the nine months ended September 30, 2002 and $29.2 million for the nine months ended September 30, 2001. Based on the intangibles in service as of September 30, 2002, estimated amortization expense for each of the five years ending December 31 is as follows (dollars in thousands):

Remainder of	2002	7,353
	2003	29,438
	2004	22,383
	2005	16,680
	2006	11,757

Goodwill—The entire amount of goodwill is included in the Direct Checks segment. As of September 30, 2002 and December 31, 2001, its gross carrying amount was $96.8 million and accumulated amortization was $14.6 million, resulting in a net carrying amount of $82.2 million. Total amortization expense related to goodwill was $1.5 million for the quarter ended September 30, 2001 and $4.6 million for the nine months ended September 30, 2001.

We evaluate the carrying value of goodwill on an annual basis and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

Note 5: Supplementary Balance Sheet Information

Inventories were comprised of the following (dollars in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$2,789	$3,073
Semi-finished goods	6,330	7,215
Finished goods	764	904

Total	$9,883	$11,192

Other non-current assets were comprised of the following (dollars in thousands):

	September 30, 2002	December 31, 2001
Contract acquisition costs	$56,736	$28,350
Deferred advertising costs	18,210	21,928
Prepaid post-retirement asset	15,336	12,116
Other	3,360	5,532

Total	$93,642	$67,926

Note 6: Earnings per Share

The following table reflects the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Earnings per share-basic:
Net income	$52,663	$51,062	$161,928	$137,853
Weighted average shares outstanding	62,222	67,228	63,180	69,521

Earnings per share-basic	$0.85	$0.76	$2.56	$1.98

Earnings per share-diluted:
Net income	$52,663	$51,062	$161,928	$137,853
Weighted average shares outstanding	62,222	67,228	63,180	69,521
Dilutive impact of options	814	844	903	505
Shares contingently issuable	46	60	29	37

Weighted average shares and potential dilutive shares outstanding	63,082	68,132	64,112	70,063

Earnings per share-diluted	$0.83	$0.75	$2.53	$1.97

During the quarters ended September 30, 2002 and 2001, options to purchase 1.2 million and 0.1 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share. During the nine months ended September 30, 2002 and 2001, options to purchase a weighted-average of 1.2 million and 1.8 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share. The exercise prices of the excluded options were greater than the average market price of Deluxe’s common shares during the respective periods.

Note 7: Restructuring Charges

During the third quarter of 2002, we recorded restructuring charges of $0.8 million for employee severance relating to various functional areas within the Direct Checks segment and manufacturing employees within the Financial Services segment. These reductions are a result of on-going cost management efforts and are expected to affect 52 employees. The reductions are expected to be completed in the fourth quarter of 2002. These charges are reflected in the condensed consolidated statements of income for the quarter and nine months ended September 30, 2002 as cost of goods sold of $0.2 million and selling, general and administrative (SG&A) expense of $0.6 million.

During the third quarter of 2001, we recorded restructuring charges of $0.7 million and during the first nine months of 2001, we recorded restructuring charges of $1.3 million. These charges relate to employee severance costs for customer service employees within the Business Services segment, mail center employees within the Financial Services segment and reductions within various functional areas within the Direct Checks segment. These reductions affect 121 employees and will be completed during 2002. Additionally, we reversed $0.4 million of previously recorded restructuring accruals during the third quarter of 2001 due to higher employee attrition than anticipated. These restructuring charges and reversals are reflected within SG&A expense in the condensed consolidated statements of income for the quarter and nine months ended September 30, 2001.

Restructuring accruals for employee severance costs of $1.0 million as of September 30, 2002 and $3.2 million as of December 31, 2001 are reflected in other accrued liabilities in the condensed consolidated balance sheets. The status of these restructuring accruals as of September 30, 2002 was as follows (dollars in millions):

	2001 Initiatives		2002 Initiatives		Total
	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected
Balance, December 31, 2001	$3.2	163	$—	—	$3.2	163
Restructuring charges	—	—	0.8	52	0.8	52
Restructuring reversals	(0.1)	(14)	—	—	(0.1)	(14)
Severance paid	(2.6)	(137)	(0.3)	(40)	(2.9)	(177)

Balance, September 30, 2002	$0.5	12	$0.5	12	$1.0	24

Note 8: Debt

We currently have a $300.0 million commercial paper program in place. The average amount of commercial paper outstanding during the first nine months of 2002 was $161.8 million at a weighted-average interest rate of 1.82%. As of September 30, 2002, $189.8 million was outstanding at a weighted-average interest rate of 1.83%. The average amount of commercial paper outstanding during 2001 was $90.9 million at a weighted-average interest rate of 3.37%. As of December 31, 2001, $150.0 million was outstanding at a weighted-average interest rate of 1.85%.

We have two committed lines of credit which were executed in August 2002. These lines are available for borrowing and as support for our commercial paper program. We have a $175.0 million line of credit which expires in August 2003 and carries a commitment fee of six basis points (.06%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of eight basis points (.08%). The credit agreements which govern these lines of credit contain customary covenants regarding interest coverage and levels of subsidiary indebtedness. No amounts were drawn on these lines during the third quarter of 2002. Our previous committed line of credit expired in August 2002. No amounts were drawn on this line during 2002 or 2001, and no amounts were outstanding under this line of credit as of December 31, 2001.

We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line during the first nine months of 2002. The average amount drawn on this line of credit during 2001 was $1.3 million at a weighted-average interest rate of 4.26%. As of September 30, 2002 and December 31, 2001, no amounts were outstanding under this line of credit.

We have a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. If issued, these notes could be used for general corporate purposes, including working capital, capital asset purchases, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of Deluxe. As of September 30, 2002 and December 31, 2001, no such notes were issued or outstanding.

In August 2002, we announced a financial strategy under which we plan to increase our debt level up to a maximum of $700 million. As a step to implementing this strategy, in October 2002, we entered into two forward rate lock agreements (the Lock Agreements) to effectively hedge, or lock-in, the annual interest rate on $150.0 million of future debt. The gain or loss on the Lock Agreements will fluctuate with market interest rates until the debt is issued. The cumulative gain or loss realized on the Lock Agreements will be reflected in accumulated other comprehensive income in our consolidated balance sheet and will be reclassified to earnings as a decrease or increase to interest expense over the term of the debt.

Note 9: eFunds Indemnification

In connection with the spin-off of eFunds Corporation (eFunds) on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts. The maximum contractual amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. Through September 30, 2002, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the condensed consolidated balance sheets, as it is not probable that any payment will occur.

Note 10: Shareholders’ Equity

In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. As of June 30, 2002, all 14 million shares had been repurchased at a total cost of $463.8 million. In August 2002, our board of directors approved a plan to purchase up to an additional 12 million shares of our common stock. As of September 30, 2002, 0.6 million additional shares had been repurchased at a cost of $28.6 million. Primarily as a result of the required accounting treatment for these share repurchases, shareholders’ equity decreased from $262.8 million as of December 31, 2000 to $60.1 million as of September 30, 2002, and we were in a retained deficit position as of September 30, 2002. Changes in shareholders’ equity during the first nine months of 2002 were as follows (dollars in thousands):

	Common shares	Additional paid-in capital	Retained (deficit) earnings	Unearned compensation	Total
Balance, December 31, 2001	$64,102	$—	$14,563	$(60)	$78,605
Net income	—	—	161,928	—	161,928
Cash dividends	—	—	(70,115)	—	(70,115)
Common shares issued	1,165	28,128	—	—	29,293
Tax benefit of stock option plans	—	7,915	—	—	7,915
Common shares repurchased	(3,311)	(35,492)	(108,158)	—	(146,961)
Other common shares retired	(12)	(551)	—	—	(563)
Unearned compensation	—	—	—	27	27

Balance, September 30, 2002	$61,944	$—	$(1,782)	$(33)	$60,129

Note 11: Business Segment Information

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

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown. The following is our segment information as of and for the quarters and nine months ended September 30, 2002 and 2001 (dollars in thousands):

Quarter Ended September 30, 2002 and 2001

		Reportable Business Segments
		Financial Services	Direct Checks	Business Services	Corporate	Consolidated
Revenue from external customers:	2002	$189,170	$75,933	$54,670	$—	$319,773
	2001	198,113	74,765	51,440	—	324,318

Operating income:	2002	46,525	21,517	18,507	—	86,549
	2001	49,932	17,409	15,502	—	82,843

Depreciation and amortization expense:	2002	11,604	1,901	1,038	—	14,543
	2001	12,592	3,845	1,454	—	17,891

Total assets:	2002	295,477	142,596	33,128	86,098	557,299
	2001	295,511	143,473	36,089	92,094	567,167

Capital purchases:	2002	6,265	589	1,651	885	9,390
	2001	3,088	1,288	577	226	5,179

Nine Months Ended September 30, 2002 and 2001

		Reportable Business Segments
		Financial Services	Direct Checks	Business Services	Corporate	Consolidated
Revenue from external customers:	2002	$578,054	$236,688	$162,402	$—	$977,144
	2001	579,222	229,903	150,510	—	959,635

Operating income:	2002	147,342	64,656	51,986	—	263,984
	2001	126,598	53,937	42,412	—	222,947

Depreciation and amortization expense:	2002	34,763	5,759	3,294	—	43,816
	2001	41,793	11,664	4,252	—	57,709

Total assets:	2002	295,477	142,596	33,128	86,098	557,299
	2001	295,511	143,473	36,089	92,094	567,167

Capital purchases:	2002	19,909	3,065	2,363	1,252	26,589
	2001	15,106	4,917	1,920	338	22,281

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

Results of Operations – Quarter Ended September 30, 2002 Compared to the Quarter Ended September 30, 2001

The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended September 30,
	2002		2001
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Financial Services	$189,170	—	$198,113	—
Direct Checks	75,933	—	74,765	—
Business Services	54,670	—	51,440	—

Total	$319,773	—	$324,318	—

Gross profit	211,979	66.3%	212,815	65.6%
Selling, general and administrative expense	124,755	39.0%	128,127	39.5%
Other operating expense (income)[1]	675	0.2%	1,845	0.6%

Operating income:
Financial Services	$46,525	24.6%	$49,932	25.2%
Direct Checks	21,517	28.3%	17,409	23.3%
Business Services	18,507	33.9%	15,502	30.1%

Total	$86,549	27.1%	$82,843	25.5%

[1]	Other operating expense (income) consists of asset impairment and disposition losses (gains) and in 2001 includes goodwill amortization expense.

Revenue—Revenue decreased $4.5 million, or 1.4%, to $319.8 million for the third quarter of 2002 from $324.3 million for the third quarter of 2001. Unit volume was down 7.3% as compared to 2001 due to decreases in the Financial Services and Direct Checks segments. Over 30% of the volume decline was due to lower conversion activity, as bank mergers and acquisitions were down from 2001. Conversion activity is driven by the need to replace checks after one financial institution merges with or acquires another. In addition, volume decreased due to the soft economy, robust competition within the industries in which we operate and an overall decline in the number of checks being written. Partially offsetting the decrease in unit volume was a 6.4% increase in revenue per unit due to price increases in all three segments, continued strength in selling licensed designs and services and the improved effectiveness of our selling techniques.

Gross profit—Gross profit decreased $0.8 million, or 0.4%, to $212.0 million for the third quarter of 2002 from $212.8 million for the third quarter of 2001. Gross margin increased to 66.3% for the third quarter of 2002 from 65.6% for the third quarter of 2001. The increase was due to the higher revenue per unit discussed above, continued focus on productivity improvements, including the conversion to lean and cellular manufacturing concepts in our Financial Services check printing plants, and improved product mix.

Selling, general and administrative (SG&A) expense—SG&A expense decreased $3.3 million, or 2.6%, to $124.8 million for the third quarter of 2002 from $128.1 million for the third quarter of 2001. As a percentage of revenue, SG&A expense decreased to 39.0% for the third quarter of 2002 from 39.5% for the third quarter of 2001. The improvement was primarily due to increased electronic and Internet orders across all businesses, lower depreciation and amortization expense as a result of reductions in capital purchases in recent years and on-going cost management efforts, including productivity improvements within our call centers. Partially offsetting these decreases was an increase in advertising costs within the Direct Checks segment.

Interest expense—Interest expense decreased $0.1 million to $1.2 million for the third quarter of 2002 from $1.3 million for the third quarter of 2001. The impact of lower interest rates was offset by higher debt levels. During the third quarter of 2002, we had weighted-average debt outstanding of $168.5 million at a weighted-average interest rate of 1.80%. During the third quarter of 2001, we had weighted-average debt outstanding of $107.5 million at a weighted-average interest rate of 3.67%.

Provision for income taxes—Our effective tax rate for the third quarter of 2002 was 38.0% compared to 37.5% for the third quarter of 2001.

Net income—Net income increased $1.6 million, or 3.1%, to $52.7 million for the third quarter of 2002 from $51.1 million for the third quarter of 2001. The increase was primarily due to the reduction in SG&A expense discussed above. Also contributing to the improvement was the change in accounting for goodwill required under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Adoption of this statement resulted in a $1.0 million increase in net income compared to the third quarter of 2001.

Diluted earnings per share—Diluted earnings per share increased $0.08, or 10.7%, to $0.83 for the third quarter of 2002 from $0.75 for the third quarter of 2001. In addition to the increase in net income discussed above, average shares outstanding decreased from 2001 due to our share repurchase programs. In January 2001, our board of directors approved the repurchase of up to 14 million shares of common stock and in August 2002, the board authorized the repurchase of an additional 12 million shares. As of September 30, 2002, 14.6 million shares had been repurchased under these programs. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and incentive plans, resulted in a $0.06 increase in earnings per share for the third quarter of 2002 as compared to 2001.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our results of operations do not include compensation expense for stock options issued under our stock incentive plan or for shares issued to employees under our amended and restated employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.01 lower for each of the quarters ended September 30, 2002 and 2001. This pro forma impact of stock-based compensation was calculated under a methodology consistent with that disclosed in the footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Nine Months Ended September 30,
	2002		2001
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Financial Services	$578,054	—	$579,222	—
Direct Checks	236,688	—	229,903	—
Business Services	162,402	—	150,510	—

Total	$977,144	—	$959,635	—

Gross profit	645,695	66.1%	617,955	64.4%
Selling, general and administrative expense	381,746	39.1%	390,042	40.6%
Other operating expense (income)[1]	(35)	—	4,966	0.5%

Operating income:
Financial Services	$147,342	25.5%	$126,598	21.9%
Direct Checks	64,656	27.3%	53,937	23.5%
Business Services	51,986	32.0%	42,412	28.2%

Total	$263,984	27.0%	$222,947	23.2%

[1]	Other operating expense (income) consists of asset impairment and disposition losses (gains) and in 2001 includes goodwill amortization expense.

Revenue—Revenue increased $17.5 million, or 1.8%, to $977.1 million for the first nine months of 2002 from $959.6 million for the first nine months of 2001. Revenue per unit was up 4.8% as compared to 2001 due to price increases in all three segments, continued strength in selling licensed designs and services and the improved effectiveness of our selling techniques. Partially offsetting the increase in revenue per unit was a 2.8% decrease in unit volume. Over 50% of this decline was due to lower financial institution conversion activity during 2002, as bank mergers and acquisitions were down from 2001. Additionally, the Direct Checks segment was impacted by lower consumer response rates.

Gross profit—Gross profit increased $27.7 million, or 4.5%, to $645.7 million for the first nine months of 2002 from $618.0 million for the first nine months of 2001. Gross margin increased to 66.1% for the first nine months of 2002 from 64.4% for the first nine months of 2001. The increase was due to the higher revenue per unit discussed above and continued focus on cost reductions, productivity improvements, including the conversion to lean and cellular manufacturing concepts in our Financial Services check printing plants, as well as reduced spoilage.

Selling, general and administrative (SG&A) expense—SG&A expense decreased $8.3 million, or 2.1%, to $381.7 million for the first nine months of 2002 from $390.0 million for the first nine months of 2001. As a percentage of revenue, SG&A expense decreased to 39.1% for the first nine months of 2002 from 40.6% for the first nine months of 2001. The improvement was primarily due to increased electronic and Internet orders across all businesses, lower depreciation and amortization expense as a result of reductions in capital purchases in recent years and on-going cost management efforts, including productivity improvements within our call centers. Partially offsetting these decreases was an increase in advertising costs within the Direct Checks segment.

Interest expense—Interest expense decreased $1.1 million to $3.3 million for the first nine months of 2002 from $4.4 million for the first nine months of 2001. The decrease was due to lower interest rates partially offset by higher debt levels. During the first nine months of 2002, we had weighted-average debt outstanding of $161.8 million at a weighted-average interest rate of 1.82%. During the first nine months of 2001, we had weighted-average debt outstanding of $91.9 million at a weighted-average interest rate of 4.96%. In February 2001, we paid off $100.0 million of unsecured and unsubordinated notes, which carried interest at 8.55%.

Provision for income taxes—Our effective tax rate for the first nine months of 2002 was 38.0% compared to 37.5% for the first nine months of 2001.

Net income—Net income increased $24.0 million, or 17.5%, to $161.9 million for the first nine months of 2002 from $137.9 million for the first nine months of 2001. The improvement was due to the increases in revenue and gross profit and the reduction in SG&A expense discussed above. Also contributing to the improvement was the change in accounting for goodwill explained above in the discussion of third quarter net income. This change resulted in a $3.0 million increase in net income compared to the first nine months of 2001.

Diluted earnings per share—Diluted earnings per share increased $0.56, or 28.4%, to $2.53 for the first nine months of 2002 from $1.97 for the first nine months of 2001. In addition to the increase in net income discussed above, average shares outstanding decreased from 2001 due to our share repurchase programs. In January 2001, our board of directors approved the repurchase of up to 14 million shares of our common stock and in August 2002, the board authorized the repurchase of an additional 12 million shares. As of September 30, 2002, 14.6 million shares had been repurchased under these programs. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and incentive plans, resulted in a $0.22 increase in earnings per share for the first nine months of 2002 as compared to 2001.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our results of operations do not include compensation expense for stock options issued under our stock incentive plan or for shares issued to employees under our amended and restated employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.04 lower for the nine months ended September 30, 2002 and $0.03 lower for the nine months ended September 30, 2001. This pro forma impact of stock-based compensation was calculated under a methodology consistent with that disclosed in the footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Segment Disclosures

Financial Services—Financial Services sells checks, related products and program management services on behalf of financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support, fraud prevention and check merchandising. The following table shows the results of this segment for the quarters and nine months ended September 30, 2002 and 2001 (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$189,170	$198,113	$578,054	$579,222

Operating income	46,525	49,932	147,342	126,598
% of revenue	24.6%	25.2%	25.5%	21.9%

Financial Services revenue decreased $8.9 million, or 4.5%, to $189.2 million for the third quarter of 2002 from $198.1 million for the third quarter of 2001. The decrease was the result of less financial institution conversion activity during 2002, lower volume due to the soft economy, robust competition within the industries in which we operate and the overall decline in the number of checks being written. Partially offsetting the volume decrease was an increase in revenue per unit due to price increases and continued strength in service revenues. Operating income decreased $3.4 million, or 6.8%, to $46.5 million for the third quarter of 2002 from $49.9 million for the third quarter of 2001. The decrease was due primarily to the revenue decrease, partially offset by productivity improvements, including the transformation to lean and cellular manufacturing concepts, as well as increased efficiencies due to a shift from mail orders to electronic orders.

Financial Services revenue decreased $1.1 million, or 0.2%, to $578.1 million for the first nine months of 2002 from $579.2 million for the first nine months of 2001. The slight decrease was due to lower volume resulting from lower financial institution conversion activity during 2002, as well as the overall decline in the number of checks being written. The volume decline was offset by price increases and continued strength in service revenues. Operating income increased $20.7 million, or 16.4%, to $147.3 million for the first nine months of 2002 from $126.6 million for the first nine months of 2001. The improvement was due to continued focus on cost reductions, productivity improvements, including the transformation to lean and cellular manufacturing concepts, lower depreciation and amortization as a result of lower levels of capital purchases in recent years, increased efficiencies due to a shift from mail to electronic orders and reduced spoilage.

Direct Checks—Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer market, including freestanding inserts in newspapers and cooperative advertising. We also use e-commerce strategies to direct traffic to our websites. Our Direct Checks segment sells under the Checks Unlimited® and Designer Checks® brand names. The following table shows the results of this segment for the quarters and nine months ended September 30, 2002 and 2001 (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$75,933	$74,765	$236,688	$229,903

Operating income	21,517	17,409	64,656	53,937
% of revenue	28.3%	23.3%	27.3%	23.5%

Direct Checks revenue increased $1.1 million, or 1.6%, to $75.9 million for the third quarter of 2002 from $74.8 million for the third quarter of 2001. This increase was due to higher revenue per unit as a result of price increases, continued strength in selling licensed designs and the improved effectiveness of selling techniques. Partially offsetting the revenue per unit increase was a decrease in volume due to lower direct mail response rates. Operating income increased $4.1 million, or 23.6%, to $21.5 million for the third quarter of 2002 from $17.4 million for the third quarter of 2001. The change in accounting for goodwill explained previously in our discussion of third quarter net income accounted for $1.5 million of the increase. Additionally, the revenue increase, continued call center productivity improvements and a shift to the Internet order channel contributed to improved operating income. Partially offsetting these improvements were increased advertising costs as a result of fewer new customer acquisition vehicles. There has been an overall softening in direct mail industry response rates causing some of the cooperative mailers and other businesses we have relied upon to distribute direct mail advertisements to reduce their circulation or go out of business. This has made it challenging, and more costly, to acquire suitable advertising media for our traditional means of new customer acquisition.

Direct Checks revenue increased $6.8 million, or 3.0%, to $236.7 million for the first nine months of 2002 from $229.9 million for the first nine months of 2001. The increase was due to higher revenue per unit as a result of price increases, continued strength in selling licensed designs and the improved effectiveness of our selling techniques, partially offset by a decrease in volume as direct mail response rates were down. Operating income increased $10.8 million, or 19.9%, to $64.7 million for the first nine months of 2002 from $53.9 million for the first nine months of 2001. The change in accounting for goodwill explained previously in our discussion of third quarter net income accounted for $4.6 million of the increase. In addition, the improvement was due to the revenue increase, as well as continued cost management and productivity improvements within the manufacturing and call center functions. Partially offsetting these improvements were the increased advertising costs discussed above as a result of fewer new customer acquisition vehicles.

Business Services—Business Services sells checks, forms and related products to small businesses on behalf of financial institutions and directly to customers via direct mail and the Internet. Through our business referral program, our financial institution clients refer new small business customers by calling us directly at the time of new account opening. We also use a variety of direct marketing techniques to acquire and retain customers. The following table shows the results of this segment for the quarters and nine months ended September 30, 2002 and 2001 (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$54,670	$51,440	$162,402	$150,510

Operating income	18,507	15,502	51,986	42,412
% of revenue	33.9%	30.1%	32.0%	28.2%

Business Services revenue increased $3.3 million, or 6.3%, to $54.7 million for the third quarter of 2002 from $51.4 million for the third quarter of 2001. The increase was due to increased volume from financial institution referrals, the improved effectiveness of our selling techniques and price increases, partially offset by lower financial institution conversion activity during 2002. Operating income increased $3.0 million, or 19.4%, to $18.5 million for the third quarter of 2002 from $15.5 million for the third quarter of 2001. The improvement was due to the revenue increase and improved product mix.

Business Services revenue increased $11.9 million, or 7.9%, to $162.4 million for the first nine months of 2002 from $150.5 million for the first nine months of 2001. The increase was due to increased volume from financial institution referrals and improved selling techniques, as well as higher revenue per unit due to price increases. Partially offsetting these increases was lower financial institution conversion activity during 2002. Operating income increased $9.6 million, or 22.6%, to $52.0 million for the first nine months of 2002 from $42.4 million for the first nine months of 2001. The improvement was due to the revenue increase, reduced material costs and continued cost management efforts.

Liquidity, Capital Resources and Financial Condition

As of September 30, 2002, we had cash and cash equivalents of $2.3 million. The following table shows our cash flow activity for the first nine months of 2002 and 2001 and should be read in conjunction with the condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2002	2001
Net cash provided by operating activities	$177,401	$208,609
Net cash used by investing activities	(29,889)	(16,646)
Net cash used by financing activities	(154,788)	(267,445)

Net decrease in cash and cash equivalents	$(7,276)	$(75,482)

Net cash provided by operating activities decreased $31.2 million to $177.4 million for the first nine months of 2002 from $208.6 million for the first nine months of 2001. Cash generated in 2001 was higher because of a tax law change that caused the 2001 third quarter estimated federal income tax payment of $29.0 million to be deferred and made in the fourth quarter of 2001. Excluding this impact, cash provided by operating activities for the first nine months of 2002 would have been only $2.2 million lower than 2001. The increase in earnings in 2002 was offset by higher voluntary employee benefit association (VEBA) trust contributions and higher employee profit sharing and pension contributions.

During the first nine months of 2002, net cash provided by operating activities of $177.4 million was primarily generated by earnings before interest, taxes, depreciation and amortization (EBITDA1) of $308.0 million. These cash inflows were utilized primarily to fund income tax payments, employee profit sharing and pension contributions, contract acquisition payments of $33.5 million made to our financial institution clients and VEBA trust contributions. Net cash provided by operating activities during the first nine months of 2002, the net issuance of $39.8 million of commercial paper, cash receipts of $28.6 million from shares issued under employee plans, and cash on hand at December 31, 2001 enabled us to spend $147.0 million on share repurchases, to pay dividends of $70.1 million and to purchase capital assets of $26.6 million.

During 2002, we expect to spend approximately $35.0 million on purchases of capital assets. Approximately half is expected to be devoted to maintenance of our business, with the remainder targeted for strategic initiatives to drive revenue growth or reduce costs. We also expect to continue to purchase shares under our current share repurchase program. In August 2002, our board of directors approved the repurchase of up to 12 million shares. Through September 30, 2002, we have purchased 0.6 million of these shares at a cost of $28.6 million.

During the first nine months of 2001, net cash provided by operating activities of $208.6 million was primarily generated by EBITDA of $280.6 million. These cash inflows were utilized primarily to fund income tax payments, employee profit sharing and pension contributions, contract acquisition payments of $29.9 million and VEBA trust contributions. Net cash provided by operating activities during the first nine months of 2001, the net issuance of $102.9 million of commercial paper, cash on hand at December 31,

[1]
EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because it is used by certain investors when analyzing our financial position and performance. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. We see value in disclosing EBITDA for the financial community and believe that an increasing EBITDA depicts increased ability to attract financing and increases the valuation of our business.

2000 and cash receipts of $43.8 million from shares issued under employee plans enabled us to spend $231.6 million on share repurchases, to make payments on long-term debt of $101.2 million, to pay dividends of $77.5 million and to purchase capital assets of $22.3 million.

We believe that important measures of our financial strength are the ratios of earnings before interest and taxes (EBIT) to interest expense and free cash flow to debt. Free cash flow represents net cash provided by operating activities less purchases of capital assets and cash dividends paid to shareholders. EBIT to interest expense was 80.1 times for the first nine months of 2002 and 50.4 times for the first nine months of 2001. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio of 2.5 times. The increase in 2002 was due to the improvements in operating results discussed above under Results of Operations and lower interest expense in 2002 resulting from lower interest rates. Free cash flow to debt on a four-quarter trailing basis through September 30, 2002 was 55.9%. For the year ended December 31, 2001 this ratio was 86.8%. The higher debt level as of September 30, 2002 as a result of borrowings to fund our share repurchase program was partially offset by increased EBITDA and the lower amount of dividends paid in 2002 based on fewer shares outstanding.

We currently have a $300.0 million commercial paper program in place. Our commercial paper program carries a credit rating of A1/P1. If for any reason we were unable to access the commercial paper markets, we would rely on our committed lines of credit for liquidity. The average amount of commercial paper outstanding during the first nine months of 2002 was $161.8 million at a weighted-average interest rate of 1.82%. As of September 30, 2002, $189.8 million was outstanding at a weighted-average interest rate of 1.83%. The average amount of commercial paper outstanding during 2001 was $90.9 million at a weighted-average interest rate of 3.37%. As of December 31, 2001, $150.0 million was outstanding at a weighted-average interest rate of 1.85%.

We have two committed lines of credit which were executed in August 2002. These lines are available for borrowing and as support for our commercial paper program. We have a $175.0 million line of credit which expires in August 2003 and carries a commitment fee of six basis points (.06%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of eight basis points (.08%). The credit agreements which govern these lines of credit contain customary covenants regarding EBIT to interest expense coverage and levels of subsidiary indebtedness. We believe the risk of violating our financial covenants is low. No amounts were drawn on these lines during the third quarter of 2002. Our previous line of credit expired in August 2002. No amounts were drawn on this line during 2002 or 2001, and no amounts were outstanding under this line of credit as of December 31, 2001.

We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line during the first nine months of 2002. The average amount drawn on this line of credit during 2001 was $1.3 million at a weighted-average interest rate of 4.26%. As of September 30, 2002 and December 31, 2001, no amounts were outstanding under this line of credit.

We have a shelf registration in place for the issuance of up to $300.0 million in medium-term notes. If issued, these notes could be used for general corporate purposes, including working capital, capital asset purchases, possible acquisitions and repayment or repurchase of outstanding indebtedness and other securities of Deluxe. As of September 30, 2002 and December 31, 2001, no such notes were issued or outstanding.

In August 2002, our board of directors approved a financial strategy intended to reduce our cost of capital and as a result, increase leverage. This strategy would allow us to increase our debt level up to a maximum of $700 million. The additional debt is expected to be a combination of both long-term and short-term borrowings and would be utilized in part to repurchase shares under a 12 million share repurchase program also approved by our board of directors in August as part of the financial strategy. As a result of this announcement, our long-term credit rating was downgraded to ‘A’ from ‘A+’ by one rating agency and in October 2002, was downgraded to ‘A2’ from ‘A1’ by another rating agency. We still maintain a strong investment-grade credit rating and expect no impact on our ability to borrow. Our credit facilities do not have covenants or events of default tied to maintaining an investment grade rating.

As a step to implementing this financial strategy, in October 2002, we entered into two forward rate lock agreements (the Lock Agreements) to effectively hedge, or lock-in, the annual interest rate on $150.0 million of future debt. The gain or loss on the Lock Agreements will fluctuate with market interest rates until the debt is issued. The cumulative gain or loss realized on the Lock Agreements will be reflected in accumulated other comprehensive income in our consolidated balance sheet and will be reclassified to earnings as a decrease or increase to interest expense over the term of the debt.

We currently have commitments under both operating and capital leases. Our capital lease obligations bear interest at rates of

5.5% to 10.4% and are due through 2009. We have also entered into operating leases on certain facilities and equipment. We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities. A list of our minimum contractual cash commitments has been provided in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2001. There were no significant changes to these minimum contractual cash commitments during the first nine months of 2002.

In connection with the spin-off of eFunds Corporation (eFunds) on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts. The maximum contractual amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. Through September 30, 2002, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the condensed consolidated balance sheets, as it is not probable that any payment will occur.

Critical Accounting Policies

A description of our critical accounting policies has been provided in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2001. There were no significant changes to these accounting policies during the first nine months of 2002.

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

	Quarter Ended September 30, 2001	Nine Months Ended September 30, 2001
Net income, as reported	$51,062	$137,853
Add: Goodwill amortization, net of tax	995	2,985

Pro forma net income	$52,057	$140,838

Earnings per share:
Basic — as reported	$0.76	$1.98
Basic — pro forma	0.77	2.03

Diluted — as reported	$0.75	$1.97
Diluted — pro forma	0.76	2.01

As of June 30, 2002, we completed the 14 million share repurchase program approved by our board of directors in January 2001. The total cost to purchase the 14 million shares was $463.8 million. In August 2002, our board of directors approved the repurchase of up to 12 million additional shares. Through September 30, 2002, 0.6 million additional shares had been repurchased at a cost of $28.6 million. Primarily as a result of the required accounting treatment for these share repurchases, shareholders’ equity decreased from $262.8 million as of December 31, 2000 to $60.1 million as of September 30, 2002, and we were in a retained deficit position as of September 30, 2002.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and applies only to those activities initiated on or after the date of adoption. We adopted SFAS No. 146 on October 1, 2002. Adoption of this statement had no impact on our results of operations or financial position.

On October 25, 2002, eFunds announced that, among other things, it is reviewing the accounting treatment applied to various transactions that occurred in 2000 and 2001 and certain tax matters related to eFunds’ India operations. We completed the spin-off of eFunds on December 29, 2000. As such, eFunds’ results of operations are reflected as discontinued operations in our consolidated financial statements for the year ended December 31, 2000. eFunds’ results of operations are not included in our consolidated financial statements for any period subsequent to December 31, 2000. Thus, the results of this review will have no impact on our financial position (i.e., balance sheet) as of December 31, 2000 or on our financial position or results of operations for any period subsequent to December 31, 2000. After reviewing the nature and scope of the 2000 transactions which are under review, as described in eFunds’ October 25 announcement and based on information available to us, we do not believe that any adjustment resulting from this review would have a material impact on our results of operations for the year ended December 31, 2000. Furthermore, eFunds’ historical results of operations have no bearing on our current or future results of operations, our business strategy or on our ability to generate cash for current or future uses.

Outlook

We believe current economic and business conditions are having a modest impact on our results of operations. As an example, there has been a softening in overall direct mail industry response rates, causing some of the cooperative mailers and other businesses we have relied upon to distribute direct mail advertisements to reduce their circulation or go out of business. This, in turn, has had an adverse impact on response rates in our direct-to-consumer businesses and has resulted in increased advertising costs. Given that this is our primary method of acquiring new customers in the direct channel, we continue to explore new advertising opportunities such as the Internet and other partnerships to replace traditional media sources. We have also seen a decline in unit volume during the year as low consumer confidence translates into fewer checks written. In addition, we continue to operate in a highly competitive industry. While we cannot predict what impact these or other factors will have on our results, our plan is to continue to manage expenses, invest in our business and purchase capital assets when they will reduce operating expenses, increase productivity or profitably increase revenue.

We expect revenue for 2002 to be relatively flat from 2001. Through the first nine months of 2002, we have generated higher revenue per unit due to price increases, continued strength in selling licensed designs and services, and the improved effectiveness of our selling techniques. We expect this trend to continue as we focus on higher-margin products, helping us to mitigate the impact of an overall decline in the number of checks being written and the competitive pressure we continue to face in the Financial Services segment.

We do not expect our results of operations during the fourth quarter of 2002 to be as strong as the first nine months of the year due to the weak economy, the recent downward trend in direct mail response rates, lower financial institution conversion activity, competitive pressure and increased investment in both revenue-generating and cost-saving initiatives. However, cost management and productivity improvements, primarily from the transformation to lean and cellular manufacturing concepts and an increasing mix of orders coming through electronic and Internet channels, are expected to continue. We expect diluted earnings per share to be between $0.70 to $0.75 for the fourth quarter of 2002 and in the range of $3.23 and $3.28 for the full year, compared to $0.73 and $2.69 for the fourth quarter of 2001 and full year, respectively.

We continue to implement initiatives throughout the company that are directly related to our business strategy. Our strategy is to:

-	Leverage our core competencies of personalization, direct marketing and e-commerce to expand the opportunities in our existing businesses.

-	Invest in our existing businesses by adding services and expanding product offerings.

-	Consider acquisitions expected to leverage our core competencies and be accretive to earnings and cash flow per share.

-	Invest in technology and processes that will lower our cost structure and enhance our revenue opportunities.

We have many new initiatives which are in line with this strategy. For example, our Financial Services segment recently launched a comprehensive new program – DeluxeSelect(SM) – for its financial institution clients. DeluxeSelect provides financial institution customers more information regarding check-related products as they interact directly with our professional sales associates or order their checks via the Internet. We can actively promote product upgrades during both the new account opening and check re-ordering processes, by engaging consumers through our call centers, advanced Internet ordering capabilities and point-of-sale marketing support at financial institution branch offices. We initially presented this new program to 90 financial institution clients in April 2002. As of September 30, 2002, 90% of these clients have elected to participate in DeluxeSelect. We also presented this program to 135 additional financial institutions in October 2002. The impact of DeluxeSelect on revenue will depend to a large extent upon the speed at which our clients can integrate the program with their technology.

In August 2002, our Business Services segment was chosen to be the new exclusive supplier of checks and forms for Microsoft® Money 2003. This alliance gives users of Microsoft Money 2003 access to various products through Business Services, including business and consumer checks, software compatible laser checks and forms, manual business forms and checks, business cards, stationery and accessories.

In addition to investments in new revenue-generating programs such as DeluxeSelect, we continue to invest in areas of the business where we can reduce costs and increase productivity. Our conversion to a cellular manufacturing environment in our check printing facilities is one example. Within the cellular manufacturing environment, a group of employees work together to produce products, rather than those same employees working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, we have seen an improvement in quality and service levels and a reduction in cost per unit. Our conversion to cellular began in 2000, and the process is expected to be completed in our Financial Services check printing facilities in early 2003.

We expect to spend approximately $35.0 million on purchases of capital assets during 2002. Approximately half is expected to be devoted to maintenance of our business, with the remainder targeted for strategic initiatives to drive revenue growth or reduce costs.

As discussed above under Liquidity, Capital Resources and Financial Condition, in August 2002 our board of directors approved a financial strategy intended to reduce our cost of capital and as a result, increase leverage. This strategy would allow us to increase our debt level up to a maximum of $700 million. The additional debt is expected to be a combination of both long-term and short-term borrowings and would be utilized in part to repurchase shares under a 12 million share repurchase program also approved by our board of directors in August as part of the financial strategy. These steps are intended to enhance shareholder value by allowing us to: (1) reduce our cost of capital; (2) acquire shares from time to time, at prices we believe to be opportunistic; and (3) minimize dilution resulting from shares issued through our employee share purchase and incentive stock plans. We intend to utilize the debt proceeds, along with cash generated by operations, for general corporate purposes, including funding share repurchases, capital asset purchases, working capital or financing for possible acquisitions.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to changes in interest rates primarily as a result of the borrowing and investing activities used to maintain liquidity and fund business operations. During the first nine months of 2002 and during 2001, we did not engage in speculative transactions nor did we hold or issue financial instruments for trading purposes. We continued to utilize commercial paper to fund working capital requirements during the first nine months of 2002, and we also have various lines of credit available. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors.

As of September 30, 2002, we had $189.8 million of commercial paper outstanding at a weighted-average interest rate of 1.83%. The carrying value of this debt approximates its fair value due to its short-term duration. Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $1.2 million for the first nine months of 2002 and $0.6 million for the first nine months of 2001. Other than capital lease obligations, we had no long-term debt outstanding as of September 30, 2002. Also as of that date, we had no fixed income securities in our investment portfolio.

In August 2002, we announced a financial strategy under which we plan to increase our debt level up to a maximum of $700 million. As a step to implementing this strategy, in October 2002, we entered into two forward rate lock agreements (the Lock Agreements) to effectively hedge, or lock-in, the annual interest rate on $150.0 million of future debt. The gain or loss on the Lock Agreements will fluctuate with market interest rates until the debt is issued. The cumulative gain or loss realized on the Lock Agreements will be reflected in accumulated other comprehensive income in our consolidated balance sheet and will be reclassified to earnings as a decrease or increase to interest expense over the term of the debt. If market interest rates increase one percentage point, we would recognize a gain of approximately $11.0 million on the Lock Agreements. A one percentage point decrease in interest rates would result in a loss of approximately $12.0 million.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures:  Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of that evaluation date, our disclosure controls and procedures are effective at alerting them on a timely basis of material information required to be included in our periodic filings with the Securities and Exchange Commission.

(b) Internal Controls:  There were no significant changes in our internal controls or, to our knowledge, in other factors which could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than routine litigation incidental to our business, we are not subject to any material pending legal proceedings.

Item 5. Other Information

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Reform Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“the Commission”), in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

RISK FACTORS

The paper check industry overall is a mature industry and if the industry declines faster than expected, it could have a materially adverse impact on our operating results.

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

We believe the slow-down in the United States economy is having a modest impact on our results of operations. As an example, there has been a softening in overall direct mail industry response rates causing some of the cooperative mailers and other businesses we have relied upon to distribute direct mail advertisements to reduce their circulation or go out of business. This in turn, has had an adverse impact on response rates in our direct-to-consumer businesses and has resulted in increased advertising costs. We have also seen a decline in unit volume during the year as low consumer confidence translates into fewer checks written. A continued weak economy could cause this trend to continue, resulting in revenue shortfalls. To mitigate against any such shortfalls, we may have to increase our marketing and sales efforts, which would result in increased expense. We may also have to take steps to further decrease our cost structure. We can provide no assurance that we would be able to sustain our current levels of profitability in such a situation.

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

Under Section 355(e) of the Internal Revenue Code, the spin-off of eFunds Corporation, which was completed in December, 2000, could be taxable if 50% or more of our shares are acquired as part of a plan or series of transactions that include the spin-off. For this purpose, any acquisitions of our shares within two years before or after the spin-off are presumed to be part of such a plan, although we may be able to rebut that presumption. As a result of the possible adverse U.S. federal income tax consequences, we may be restricted in our ability to effect certain acquisitions, to issue our shares or to execute other transactions that would result in a change of control of Deluxe. The stock repurchase program completed in June 2002 and the repurchase program approved by our board of directors in August 2002 were structured to comply with Section 355(e) of the Internal Revenue Code.

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
*

4.4
Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 364-day revolving credit agreement.
Filed herewith

4.5
Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 5-year revolving credit agreement.
Filed herewith

12.1	Statement re: computation of ratios.	Filed herewith

99.1	CEO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.2	CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	Incorporated by reference

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on August 8, 2002, relating to the requirements of the Securities and Exchange Commission Order of June 27, 2002.

    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION
(Registrant)

Date: November 14, 2002	/s/ LAWRENCE J. MOSNER
Lawrence J. Mosner
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2002	/s/ DOUGLAS J. TREFF
Douglas J. Treff
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Lawrence J. Mosner, Chief Executive Officer of Deluxe Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Deluxe Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ LAWRENCE J. MOSNER
Lawrence J. Mosner
Chief Executive Officer

I, Douglas J. Treff, Senior Vice President and Chief Financial Officer of Deluxe Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Deluxe Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ DOUGLAS J. TREFF
Douglas J. Treff
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page Number
4.4
Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 364-day revolving credit agreement.

4.5
Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 5-year revolving credit agreement.

12.1	Statement re: computation of ratios.

99.1	CEO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.