Form 10-K
period 2002-12-31
DELUXE CORP
filed 2003-03-27
CIK 27996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002. Commission file number 1-7945.

DELUXE CORPORATION (Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (651) 483-7111 Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	New York Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ✓   Yes _____ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ✓

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
 ✓   Yes _____ No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,421,007,795 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on June 30, 2002. The number of outstanding shares of the registrant’s common stock as of March 24, 2003, was 57,306,029.

Documents Incorporated by Reference:

1.	Portions of our annual report to shareholders for the fiscal year ended December 31, 2002, are incorporated by reference in Parts I and II.

2.	Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

PART I
Item 1.	Business

Overview
        Deluxe Corporation is the largest provider of checks in the United States, both in terms of revenue and number of checks produced. We design, manufacture and distribute a comprehensive line of printed checks. In addition to checks, we also offer checkbook covers, business forms, address labels, self-inking stamps, fraud prevention services and customer retention programs. Our checks and business forms are compatible with nearly all of today’s off-the-shelf accounting software packages. We provide check printing services for approximately 10,000 financial institution clients nationwide, including banks, credit unions and financial services companies. We also market products directly to consumers and small businesses through the Internet and direct response marketing.

        Our company was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, our company was named Deluxe Check Printers, Incorporated. Our principal executive offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966, telephone (651) 483-7111.

Industry Background/Outlook
        Payment systems and methods have been changing in the United States as banking and other industries have introduced alternatives to the traditional paper check. Alternatives include automated teller machines, credit cards, debit cards and electronic payment systems, such as electronic bill presentment and payment. Although payment method choices have increased, the August 2002 Federal Reserve Bank Payment Study indicates that checks remain consumers’ most preferred method of non-cash payment, with more than 42 billion checks being written each year.

        According to our estimates, the total number of checks written by individuals and small businesses, the primary purchasers of checks, continued to decline slightly in 2002. We believe that the number of checks written by individuals will continue to decline due to the increasing use of alternative payment methods. Although we believe that the number of checks being written by small businesses has not yet begun to decline, the total number of personal, business and government checks written in the United States has been in decline since the mid-1990s. We believe the decline in personal, business and government checks is due to the increasing use of alternative payment methods, the increasing use of direct deposits for payroll and government transfer payments and the changing payment practices at large businesses and government agencies. Another planned Federal Reserve update in two to four years will provide more insight into check volumes and the trend of total checks written.

        The  most common method by which consumers order checks is through financial institutions. We believe such orders comprised approximately 80% of all check sales to individuals and small businesses in 2002. Orders originating in this manner are sourced through financial institutions such as banks, credit unions and other financial institutions. Competitive pressures have reduced margins on check orders obtained through financial institutions in recent years due to consolidation in the financial institution industry and due to the profit pressures being faced by the industry as it contends with low interest rates and a slow economy. Merged financial institution entities seek not only the most favorable prices formerly offered to the predecessor institutions but also additional discounts due to the greater volume represented by the combined company. Additionally, financial institution mergers and acquisitions can impact the duration of our contracts. While the average length of our contracts with financial institution clients is still between three and five years, the term can be affected when contracts have to be renegotiated due to the consolidation of financial institutions. Another relatively recent trend in the area of contract structure is that many financial institutions, primarily the larger regional and mega banks, are requesting product discounts in the form of cash incentives payable at the beginning of their contracts. These up-front payments impact check producers’ cash flows in the short-term.

        The direct-to-consumer method of ordering checks emerged in the mid-1980s as a result of consumer desire for lower-priced alternatives and increased design selection. We believe that direct sales represented approximately 20% of all checks sold to individuals and small businesses in 2002. Direct-to-consumer checks are marketed to individuals and small businesses primarily through freestanding inserts in newspapers, in-package advertising, statement stuffers, co-op advertising and the Internet.

Business Segments
        We operate three business segments: Financial Services, Direct Checks and Business Services. A brief description of each segment is presented below. Financial information regarding the segments appears under the caption “Note 16. Business segment information” on page 55 of the 2002 Annual Report and is incorporated by reference.

Financial Services
        Financial Services is the nation’s leading supplier of checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention. Customers typically submit their check orders to their financial institution, which forwards those orders to us. We then process the orders and ship them directly to the customers. Financial Services produces a wide range of check designs, with many customers preferring one of the dozens of licensed designs we offer, including Disney®, Warner Brothers®, NASCAR™, Harley Davidson®, Coca-Cola® and Laura Ashley®.

        Our relationships with specific financial institutions are usually formalized through supply contracts averaging three to five years in duration. We are committed to our financial institution relationships and seek to strengthen and expand them by emphasizing the breadth and value of our checks and related products and services.

        Financial Services launched a comprehensive new program — DeluxeSelectSM — during 2002. DeluxeSelect provides financial institution customers more information regarding checks and check-related products as they interact directly with our professional sales associates, our voice response system or order their checks via the Internet. We can actively promote product upgrades during both the new account opening and check re-ordering processes by engaging customers through our call centers, advanced Internet ordering capabilities and point-of-sale marketing support at financial institution branch offices. The benefits of this program include: 1) increases in accuracy and financial institution customer satisfaction from selecting a check style that reflects their personal interests or style; 2) increased revenue and enhanced profitability for our financial institution clients as they realize the value of our merchandising and check ordering process; 3) more fulfilled Deluxe employees as they are given the opportunity to move away from being order-takers to working in a more robust sales and service environment where they leverage the strengths of our check merchandising strategies to increase customer satisfaction on behalf of our financial institution clients; and 4) lower costs for financial institution platform operations because our team performs this work on their behalf. In 2002, we presented this new program to 225 financial institution clients. As of December 31, 2002, a large majority of these clients had elected to participate in DeluxeSelect. The impact of DeluxeSelect on revenue will depend to a large extent upon the speed at which our clients can integrate the program with their technology.

        In addition to investments in revenue-generating programs, we continue to invest in areas of the business where we can reduce costs and increase productivity. Our conversion to a cellular manufacturing environment in our check printing facilities is one example. Within the cellular manufacturing environment, a group of employees works together to produce products, rather than those same employees working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, we have seen an improvement in quality and service levels and a reduction in cost per unit. Our conversion to cellular manufacturing began in 2000, and the process is expected to be completed in our Financial Services check printing facilities in early 2004.

Direct Checks
        Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands. Through these two brands, Direct Checks sells personal and business checks, as well as related products, using the Internet and direct response marketing.

        Although we have been selling products directly to consumers since our first catalog was produced in 1918, we increased our direct-to-consumer focus in the 1980s in response to changes in the industry. We use a variety of direct marketing techniques to acquire new customers, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. We continue to emphasize telephone and Internet contacts because they provide a more efficient way of selling products than through the mail. As a result, Direct Checks received over 20 percent of its order volume through the Internet in 2002 via three websites: www.checksunlimited.com, www.designerchecks.com and www.checks.com.

        There has been an overall softening in direct mail industry response rates causing some of the cooperative mailers and other businesses we have relied upon to distribute direct mail advertisements to reduce their circulation. This has made it challenging, and more costly, to acquire suitable advertising media for our traditional means of new customer acquisition. We are exploring new opportunities such as the Internet and other partners to replace traditional media sources.

Business Services
        Business Services is a leading supplier of checks, forms and related products to small businesses and home offices through financial institution referrals and via direct mail and the Internet. We offer software-compatible laser checks and forms, manual business checks and forms, business cards, stationery and accessories and currently have a database of approximately 1.8 million customers.

        Business Services also works with financial institutions to help them better meet the needs of their small business customers. Through a successful business referral program, our financial institution clients refer new small business customers by calling us directly at the time of new account opening. Once contacted by the small business customer, our call center associate spends time learning about their business and accounting requirements and helps them order software compatible checks, forms and other related products. This personal approach, coupled with an integrated direct marketing strategy offered to existing customers, results in satisfied customers for both the financial institution and for Deluxe.

        During 2002, Business Services was chosen to be the new exclusive supplier of checks and forms for Microsoft® Money and Microsoft Business Solutions. This alliance gives small and mid-sized business customers that use these Microsoft products access to the various products offered by Business Services.

        As part of our growth and e-commerce retailing strategies, we have offered customers access to our small business website, www.deluxeforms.com. Orders from customers obtained via this website represented more than six percent of total orders for Business Services in 2002. This additional order capture medium allows customers to access our full range of products and services and provides them greater convenience when placing orders. We believe this will increase customer satisfaction and encourage repeat sales.

Business Strategy
        In January 2000, our board of directors determined that it was in our shareholders’ best interest for us to focus primarily on paper payment systems and approved a plan to spin off our electronic payment solutions, professional services and government services business units into a separate, independent, publicly-traded company called eFunds Corporation. In June 2000, eFunds completed an initial public offering of 12.1% of its common stock. We then distributed the remaining 87.9% of eFunds to our shareholders in December 2000. With this reorganization, our business became more focused and efficient.

        All of our employees are guided by five key business objectives: revenue growth; customer loyalty; talent and diversity in our workforce; cost management; and transformation. The key strategies to accomplish these objectives include strengthening our leading position in the markets in which we compete and expanding into closely related products and services which leverage our core competencies and key assets.

•	Revenue growth. We intend to pursue new clients and customers for our existing products and services, as well as sell additional services and new product offerings to our existing clients and customers. We plan to accomplish this objective by pursuing new business with financial institutions and developing and executing effective marketing offers and programs in existing and new channels. We also plan to increase revenue from new and existing customers by using selling strategies that maximize revenue per unit and revenue and profit contribution per customer transaction.

•	Customer loyalty. We intend to strengthen our relationships with customers by providing new and enhanced products and services, as well as continuously improving our processes and tools to deliver increased customer satisfaction.

•	Talent and diversity in our workforce. We invest in our employees to attract and retain those who have the skills and motivation to deliver on our commitment to customers and support our strategic initiatives.

•	Cost management. We invest in technology and processes that will continue to lower our cost structure. Past initiatives to reduce costs and improve efficiency include developing proprietary print technology, consolidating facilities, implementing more efficient manufacturing processes, selectively outsourcing non-core activities and increasing the use of electronic channels for order placement.

•	Transformation. We intend to develop or acquire products and services that will generate revenue not entirely dependent on the number, size or frequency of check order transactions. We also intend to pursue changes in our processes to take advantage of available technologies such as the Internet and ongoing developments in information technology applications, telecommunications and printing.

Competition
        The payments industry is highly competitive. We face considerable competition from at least six other check printers and expect competition to intensify as the check printing portion of the industry continues to mature and decline. We also face competition from alternative payment systems, including automated teller machines, credit cards, debit cards and electronic payment systems, such as electronic bill presentment and payment. As we expand our e-commerce presence, we face competition from check printing software vendors and from Internet-based sellers of checks and related products.

        In the check printing business, the principal factors on which we compete are product and service breadth, price, convenience, quality and program management. From time to time, some of our check printing competitors have reduced the prices of their products in an attempt to gain greater volume. The corresponding pricing pressure placed on us has resulted in reduced profit margins and some loss of business due to our refusal to meet competitor pricing that fell below our profitability targets. Similar pressures in the future could result in additional margin compression. Additionally, in recent years some larger regional and mega banks have received product discounts in the form of cash incentives payable at the beginning of their contracts. These up-front payments impact our cash flows in the short-term and also result in additional pricing pressure.

Raw Materials and Supplies
        The primary raw materials used in producing our products are paper, ink and cartons, which we purchase from various sources. We believe that supplies of our materials are sufficient to meet our operating needs for the foreseeable future. In addition, we also utilize a paper printing plate material that is available from only a limited number of sources. We believe we have a reliable source of supply for this material and that we maintain an inventory sufficient to avoid any production disruptions in the event of an interruption of its supply.

Government Regulation
        We are subject to regulations implementing the privacy requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act (“the Act”). The Act requires each regulated entity to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter.

        The regulations require some of our businesses to provide a notice to consumer customers to allow them the opportunity to remove their nonpublic personal information from our files before we share their information with certain third parties. The regulations, including the above provision, may limit our ability to use our direct-to-consumer data in our businesses. However, the regulations do allow us to transfer consumer information to process a transaction that a consumer requests, as well as to protect the confidentiality of a consumer’s records or to protect against or prevent actual or potential fraud, unauthorized transactions, claims or other liabilities. We are also allowed to transfer consumer information for required institutional risk control and for resolving customer disputes or inquiries. We may also contribute consumer information to a consumer-reporting agency pursuant to the Fair Credit Reporting Act. Our financial institution clients request various contractual provisions in our agreements that are intended to comply with their obligations under the Act.

        Congress and many states are considering more stringent laws or regulations that, among other things, restrict the purchase, sale or sharing of nonpublic personal information about consumers. For example, legislation has been introduced in Congress to further restrict the sharing of consumer information by financial institutions, as well as to require that a consumer opt-in prior to a financial institution’s use of his or her data in its marketing programs.

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

Intellectual Property
        We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our trademarks, software and know-how. However, intellectual property laws afford limited protection. Third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products or services. In addition, designs licensed from third parties account for an increasing portion of our revenues. Typically, such license agreements are effective for a two- to three-year period. There can be no guarantee that such licenses will be renewed or will continue to be available on terms that would allow us to continue to be profitable with those products.

Employees
        As of December 31, 2002, we had 6,195 full- and part-time employees employed within the United States. Of the total number of employees, 2,553 were engaged in production, 2,749 were engaged in customer and technical support services, 507 were engaged in sales and marketing and 386 were engaged in administrative and other functions. None of our employees are represented by labor unions, and we consider our employee relations to be good.

Availability of Commission Filings
        We make available through our website, www.Deluxe.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after these items are electronically filed with the Securities and Exchange Commission.

Executive Officers of the Registrant
        Our executive officers are elected by the board of directors each year. The current term of office of each executive officer will expire at the annual meeting of the board of directors that will be held prior to the regular shareholders meeting on April 29, 2003. The executive officers and their positions are as follows:

Name	Age	Position	Executive Officer Since

Lawrence J. Mosner	61	Chairman of the Board and Chief	1995
		Executive Officer

Ronald E. Eilers	55	President and Chief Operating Officer	1996

Stephen J. Berry	40	Senior Vice President, President - Direct Checks	2000

Guy C. Feltz	47	Senior Vice President, President	2000
		- Deluxe Financial Services

Anthony C. Scarfone	41	Senior Vice President, General Counsel and Secretary	2000

Warner F. Schlais	50	Senior Vice President and Chief Information Officer	2000

Richard L. Schulte	46	Senior Vice President, President - Deluxe Business Services	2000

Douglas J. Treff	45	Senior Vice President and Chief Financial Officer	2000

Stuart Alexander	53	Vice President, Investor Relations and Public Affairs	2003

Katherine L. Miller	49	Vice President, Controller and Chief Accounting Officer	2003

Armstead Ward	56	Senior Vice President, Human Resources	2003

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

        Ronald E. Eilers has served as president and chief operating officer of Deluxe since December 2000. From August 1997 to December 2000, Mr. Eilers was a senior vice president of Deluxe and managed our Paper Payment Systems business.

        Stephen J. Berry was named a senior vice president of Deluxe in December 2000 and has served as president of our Direct Checks segment since May 1999. From August 1997 to April 1999, Mr. Berry was director of marketing for Direct Checks.

        Guy C. Feltz was named a senior vice president of Deluxe in December 2000 and has served as president of our Financial Services segment since July 2000. He was also a vice president of Deluxe from July to December 2000. From August 1999 to July 2000, Mr. Feltz served as senior vice president of sales and marketing for our financial institution check printing business. From June 1998 to July 1999, Mr. Feltz was the president and chief executive officer of our government services business, which was part of Deluxe’s former subsidiary, eFunds Corporation. From May 1996 to May 1998, he served as president of Deluxe-HCL, an international joint venture of Deluxe, which was also part of our former eFunds subsidiary.

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

        Warner F. Schlais has served as senior vice president and chief information officer since November 1999 and became an executive officer of Deluxe in December 2000. From December 1997 to November 1999, Mr. Schlais was vice president and chief information officer.

        Richard L. Schulte was named a senior vice president of Deluxe in December 2000 and has served as president of our Business Services segment since July 2000. From May 1999 to July 2000, Mr. Schulte was our senior vice president of supply chain and operations. From 1995 to May 1999, he was president and general manager of Current, Inc. (now Direct Checks), our direct mail check business.

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

        Stuart Alexander was named an executive officer of Deluxe in January 2003. He has served as vice president, investor relations and public affairs since May 1988.

        Katherine L. Miller was named chief accounting officer of Deluxe in January 2003 and has served as vice president and controller since January 2001. Ms. Miller joined us in February 1999 and held several finance director positions prior to assuming her vice president and controller responsibilities. Prior to joining Deluxe, Ms. Miller served in various financial management positions for Northwest Airlines, Inc. from September 1995 to February 1999.

        Armstead Ward joined us in January 2003 as senior vice president, human resources and also was named an executive officer of Deluxe that month. Prior to joining us, Mr. Ward served as vice president of global human resources and diversity for The St. Paul Companies from February 2001 to December 2002. From January 1998 to January 2001, Mr. Ward served as senior vice president, human resources for the branded foods division of Sara Lee Corporation.

Item 2.	Properties

        We conduct our operations in 21 principal facilities, 18 of which are used for printing and/or call center operations. These facilities are located in 15 states and total approximately 2,195,000 square feet. Our headquarters occupies a 158,000 square-foot building in Shoreview, Minnesota. We believe that our current facilities are adequate to meet our anticipated space requirements. We believe that additional space will be available at a reasonable cost to meet our future needs. The following table provides a description of our principal facilities:

Location	Approximate Square Feet	Owned or Lease Expiration Date	Function

Shoreview, Minnesota (2 locations)	313,965	Owned	Administration, marketing, sales, call center and headquarters

Lancaster, California	68,539	Owned	Printing, call center and mail center

Des Plaines, Illinois	191,805	Owned	Printing

Colorado Springs, Colorado	291,311	Owned	Printing, administration, marketing and call center

Dallas, Texas	53,490	Owned	Printing

Greensboro, North Carolina	44,336	Owned	Printing

Indianapolis, Indiana	43,969	Owned	Printing

Lenexa, Kansas (2 locations)	321,080	Owned	Printing

Mountain Lakes, New Jersey	62,961	Owned	Printing

Pittsburgh, Pennsylvania	45,884	Owned	Printing

Streetsboro, Ohio	115,205	Owned	Printing

Salt Lake City, Utah	95,307	Owned	Printing

Campbell, California	68,655	Owned	Printing

Shoreview, Minnesota	50,838	September 2006	Administration

Shoreview, Minnesota	180,832	September 2009	Administration

Anniston, Alabama	83,400	June 2003	Printing and call center

Greensboro, North Carolina	65,340	September 2003	Call center

Syracuse, New York	47,469	December 2004	Call center

Phoenix, Arizona	50,337	June 2003	Call center

Item 3.	Legal Proceedings

Other than routine litigation incidental to our business, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable. 9

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

        Our common stock is traded on the New York Stock Exchange under the symbol DLX. During the years ended December 31, 2002 and 2001, we declared dividends of $0.37 per share during each quarterly period. At this time, we expect no change in the dividend amount or frequency of payment. As of December 31, 2002, the number of shareholders of record was 10,359. The table below shows the per share price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange.

Stock Price (dollars)	High	Low	Close

2002
Quarter 1	50.11	40.59	46.26
Quarter 2	46.83	37.29	38.89
Quarter 3	47.20	33.03	45.06
Quarter 4	50.12	40.00	42.10

2001
Quarter 1	24.35	19.17	23.67
Quarter 2	28.90	22.74	28.90
Quarter 3	34.54	28.38	34.54
Quarter 4	42.19	34.00	41.58

Item 6.	Selected Financial Data

The information appearing under the caption “Five Year Summary” on pages 32 through 33 of the 2002 Annual Report is incorporated by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 through 30 of the 2002 Annual Report is incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” on page 30 of the 2002 Annual Report is incorporated by reference.

Item 8.	Financial Statements and Supplementary Data

        The financial statements, notes and independent auditors’ reports on pages 34 through 57 of the 2002 Annual Report and the information appearing under the caption “Summarized Quarterly Financial Data (unaudited)” on page 58 of the 2002 Annual Report are incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable. PART III

Items 10, 11, 12 and 13.	Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions

        Corresponding sections of our definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end, are incorporated by reference.

        The following table provides information concerning all of our equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved
by shareholders (1)	3,339,245	$ 30.93	11,204,756

Equity compensation plans not
approved by shareholders (2)	270,200	25.20	None

Total	3,609,445	$ 30.50	11,204,756

(1)	Reflects our 1984, 1994 and 1996 stock incentive plans, our 2000 Stock Incentive Plan, As Amended and our Amended and Restated 2000 Employee Stock Purchase Plan.

(2)

Reflects options outstanding under our 1998 DeluxeShares plan. Under this plan, options were awarded to substantially all employees (excluding foreign employees and employees of businesses held for sale), allowing them, subject to certain conditions, to purchase 100 shares of common stock at a converted exercise price of $25.20 per share. The options became exercisable on January 30, 2001 and expired on January 30, 2003.

Item 14.	Controls and Procedures

The information appearing under the caption “Controls and Procedures” on page 30 of the 2002 Annual Report is incorporated by reference. 11

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following financial statements, schedules and reports of independent accountants and consents are filed with or incorporated by reference in this report:

Financial Statements	Page in 2002 Annual Report
Consolidated Balance Sheets at December 31, 2002 and 2001	34
Consolidated Statements of Income for each of the three years in the
period ended December 31, 2002	35
Consolidated Statements of Comprehensive Income for each of the three
years in the period ended December 31, 2002	36
Consolidated Statements of Cash Flows for each of the three years in
the period ended December 31, 2002	37
Notes to Consolidated Financial Statements	38 - 56
Reports of Independent Accountants	57
Supplemental Financial Information (Unaudited):
Summarized Quarterly Financial Data	58
Page in this Form 10-K
Consents of Independent Accountants to the incorporation by reference of their reports in our registration statements numbered 2-96963,
33-53585, 333-03265, 333-48967, 333-95739, 333-52452, 333-52454 and
333-89532	F-1 - F-2

        Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

(b)     Reports on Form 8-K

        A report on Form 8-K was filed on December 5, 2002, relating to our agreement to sell $300,000,000 of 5.00% Senior Notes due in 2012 to be issued under our previously filed Registration Statement on Form S-3 (File No. 33-62041).

(c)     The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on	*
Form 10-Q for the quarter ended September 30, 1999)

12

Exhibit Number	Description	Method of Filing

4.1	Amended and Restated Rights Agreement, dated as of January 31, 1997, by and between us and Norwest Bank Minnesota, National Association, as Rights
Agent, which includes as Exhibit A thereto, the form of Rights Certificate
(incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form
	8-A/A-1 (File No. 001-07945) filed with the Commission on February 7, 1997)	*

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National
Association as Rights Agent (incorporated by reference to Exhibit 4.1 to
Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended
	June 30, 2000)	*

4.3	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly, Norwest Bank Minnesota,
National Association), as trustee (incorporated by reference to Exhibit 4.1
	to the Form 8-K filed with the Commission on December 5, 2002)	*

4.4	Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia
Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 364-day revolving credit agreement
(incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form
	10-Q for the quarter ended September 30, 2002)	*

4.5	Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia
Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 5-year revolving credit agreement
(incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form
	10-Q for the quarter ended September 30, 2002)	*

10.1	Deluxe Corporation 2000 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)**	*

10.2	Deluxe Corporation 2000 Stock Incentive Plan, as Amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)**	*

10.3	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.4	Deluxe Corporation Deferred Compensation Plan (2001 Restatement), (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)**	*

10.5	Deluxe Corporation Executive Deferred Compensation Plan for Employee
Retention and Other Eligible Arrangements (incorporated by reference to
Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended
	June 30, 2000)**	*

13

Exhibit Number	Description	Method of Filing

10.6	Deluxe Corporation Supplemental Benefit Plan (incorporated by reference to Exhibit (10)(B) to the Annual Report on Form 10-K for the Year Ended December 31, 1995)**	*

10.7	Deluxe Corporation 1998 DeluxeSHARES Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1997)**	*

10.8	Description of modification to the Deluxe Corporation Non-Employee Director
Retirement and Deferred Compensation Plan (incorporated by reference to
Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December
	31, 1997)**	*

10.9	Government Services Indemnification Agreement, dated as of May 1, 2000, by and between us and eFunds Corporation (incorporated by reference to Exhibit
10.17 to Amendment No. 1 to the S-1 filed by eFunds Corporation with the
	Commission on May 15, 2000 (Registration No. 333-33992))	*

10.10	Professional Services Agreement, dated as of April 1, 2000, by and between us and eFunds Corporation (incorporated by reference to Exhibit 10.10 to
Amendment No. 1 to the S-1 filed by eFunds Corporation with the Commission
	on May 15, 2000 (Registration No. 333-33992))	*

10.11	Tax Sharing Agreement, dated as of April 1, 2000, by and between us and
eFunds Corporation (incorporated by reference to Exhibit 10.3 to Amendment
No. 1 to the S-1 filed by eFunds Corporation with the Commission on May 15,
	2000 (Registration No. 33-33992))	*

10.12	Form of Severance Agreement entered into between Deluxe and the following executive officers: Ronald E. Eilers, Anthony C. Scarfone, Richard L.
Schulte, Douglas J. Treff, Stephen J. Berry, Warner F. Schlais, Guy C.
Feltz, Katherine L. Miller, Stuart Alexander and Armstead Ward
(incorporated by reference to Exhibit 10.17 to the Annual Report on Form
	10-K for the year Ended December 31, 2000)**	*

10.13	Severance Agreement entered into effective March 1, 2001 between the
Company and Lawrence J. Mosner (incorporated by reference to Exhibit 10.18
	to the Annual Report on Form 10-K for the year ended December 31, 2000)**	*

10.14	Executive Retention Agreement between Deluxe and Lawrence J. Mosner dated
April 2, 2001 (incorporated by reference to Exhibit 10.2 to the Quarterly
	Report on Form 10-Q for the quarter ended March 31, 2001)**	*

10.15	Form of Executive Retention Agreement entered into between Deluxe and the following executive officers: Lawrence J. Mosner, Ronald E. Eilers, Anthony
C. Scarfone, Richard L. Schulte, Douglas J. Treff, Stephen J. Berry, Warner
F. Schlais, Guy C. Feltz and Armstead Ward (incorporated by reference to
Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December
	31, 2000)**	*

10.16	First Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

14

Exhibit Number	Description	Method of Filing

10.17	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

10.18	First Amendment to the Deluxe Corporation Supplemental Benefit Plan
(2001Restatement) (incorporated by reference to Exhibit 10.19 to the Annual
	Report on Form 10-K for the year ended December 31, 2001)**	*

10.19	Second Amendment to the Deluxe Corporation Deferred Compensation Plan (2001 Restatement)**	Filed herewith

12.1	Statement re: computation of ratios	Filed herewith

13	2002 Annual Report to shareholders	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23	Consents of Experts and Counsel (incorporated by reference to pages F-1 and F-2 of this Annual Report on Form 10-K)	*

24.1	Power of attorney	Filed herewith

99.1	CEO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.3	Cautionary Statements and Risk Factors	Filed herewith

_________________ *Incorporated by reference **Denotes compensatory plan or management contract 15

        Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of reasonable expenses in furnishing such copies.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shoreview, State of Minnesota.

DELUXE CORPORATION
Date: March 26, 2003	By: /s/ Lawrence J. Mosner
Lawrence J. Mosner Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 26, 2003.

Signature	Title

By /s/ Lawrence J. Mosner Lawrence J. Mosner	Chief Executive Officer (Principal Executive Officer)

By /s/ Douglas J. Treff Douglas J. Treff	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By /s/ Katherine L. Miller Katherine L. Miller	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

*
Ronald E. Eilers	Director

*
Barbara B. Grogan	Director

*
Stephen P. Nachtsheim	Director

*
Robert C. Salipante	Director

*
Daniel D. Granger	Director

16

*
Cheryl E. Mayberry McKissack	Director

*
Charles A. Haggerty	Director

*
Martyn R. Redgrave	Director

*By: /s/ Lawrence J. Mosner Lawrence J. Mosner Attorney-in-Fact

17

CERTIFICATIONS I, Lawrence J. Mosner, Chief Executive Officer of Deluxe Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Deluxe Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Lawrence J. Mosner Lawrence J. Mosner Chief Executive Officer

18

I, Douglas J. Treff, Senior Vice President and Chief Financial Officer of Deluxe Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Deluxe Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Douglas J. Treff Vice President and Chief Financial Officer

19

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 2-96963, 33-53585, 333-03265, 333-48967, 333-95739, 333-52452, 333-52454 and 333-89532 on Form S-8 of our report dated January 25, 2001, incorporated by reference in this Annual Report on Form 10-K of Deluxe Corporation for the year ended December 31, 2002.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 26, 2003

F-1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in each Registration Statement on Form S-8 (No. 2-96963, 33-53585, 333-03265, 333-48967, 333-95739, 333-52452, 333-52454 and 333-89532) of Deluxe Corporation of our report dated January 24, 2003 relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 26, 2003

F-2

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit Number	Description	Page Number

10.19	Second Amendment to the Deluxe Corporation Deferred Compensation
Plan (2001 Restatement)

12.1	Statement re: computation of ratios

13	2002 Annual Report to shareholders

21.1	Subsidiaries of the Registrant

24.1	Power of attorney

99.1	CEO Certification of Periodic Report pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

99.2	CFO Certification of Periodic Report pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

99.3	Cautionary Statements and Risk Factors