Form 10-Q
period 2003-03-31
DELUXE CORP
filed 2003-05-13
CIK 27996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-7945

DELUXE CORPORATION (Exact name of registrant as specified in its charter)

MINNESOTA	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N.
Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

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
  Yes  ✓   No

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at May 6, 2003 was 55,281,393.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELUXE CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2003	December 31, 2002
	(dollars in thousands, except share par value)
Current Assets:
Cash and cash equivalents	$5,184	$124,855
Trade accounts receivable (net of allowance for doubtful
accounts of $2,275 and $1,850, respectively)	47,008	32,925
Inventories and supplies	19,970	20,287
Other current assets	41,026	21,579

Total current assets	113,188	199,646
Long-term Investments	40,226	40,205
Property, Plant, and Equipment (net of accumulated
depreciation of $299,899 and $295,521, respectively)	135,919	140,042
Intangibles (net of accumulated amortization of $144,031 and
$135,201, respectively)	100,774	105,976
Goodwill	82,237	82,237
Other Non-current Assets	131,858	100,867

Total assets	$604,202	$668,973

Current Liabilities:
Accounts payable	$49,469	$57,857
Accrued liabilities	147,973	155,312
Short-term debt	111,730	—
Long-term debt due within one year	1,476	1,610

Total current liabilities	310,648	214,779
Long-term Debt	306,380	306,589
Deferred Income Taxes	54,491	54,453
Other Long-term Liabilities	31,184	28,836
Shareholders' (Deficit) Equity:
Common shares $1 par value (authorized: 500,000,000
shares; issued: 2003 - 56,683,137; 2002 - 61,445,894)	56,683	61,446
Retained (deficit) earnings	(152,744)	5,380
Unearned compensation	(17)	(24)
Accumulated other comprehensive loss	(2,423)	(2,486)

Total shareholders' (deficit) equity	(98,501)	64,316

Total liabilities and shareholders' (deficit) equity	$604,202	$668,973

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended March 31,
	2003	2002
	(dollars in thousands, except per share amounts)
Revenue	$317,199	$328,908
Cost of goods sold	109,824	113,094

Gross Profit	207,375	215,814

Selling, general and administrative expense	122,758	127,396
Asset impairment and net disposition gains	(82)	(741)

Operating Income	84,699	89,159

Other income (expense)	161	(324)

Income Before Interest and Taxes	84,860	88,835

Interest expense	(4,367)	(921)
Interest income	117	137

Income Before Income Taxes	80,610	88,051

Provision for income taxes	30,631	33,495

Net Income	$49,979	$54,556

Earnings per Share: Basic	$0.84	$0.85
Diluted	0.83	0.84

Cash Dividends per Share	$0.37	$0.37

Total Comprehensive Income	$50,042	$54,556

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
	2003	2002
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$49,979	$54,556
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	5,761	6,165
Amortization of intangibles	8,857	8,488
Other non-cash items, net	7,734	9,252
Changes in assets and liabilities:
Trade accounts receivable	(14,083)	(5,548)
Inventories and supplies	317	(56)
Other current assets	(19,530)	(19,882)
Contract acquisition payments	(19,240)	(8,627)
Other non-current assets	(15,284)	2,058
Accounts payable	(4,970)	(1,247)
Accrued liabilities and other long-term liabilities	(5,537)	(10,633)

Net cash (used) provided by operating activities	(5,996)	34,526

Cash Flows from Investing Activities:
Purchases of capital assets	(5,475)	(9,071)
Other	(213)	(4,851)

Net cash used by investing activities	(5,688)	(13,922)

Cash Flows from Financing Activities:
Net borrowings on short-term debt	111,730	11,080
Payments on long-term debt	(358)	(330)
Change in book overdrafts	(3,418)	(3,344)
Payments to retire shares	(201,455)	(28,386)
Proceeds from issuing shares under employee plans	7,332	21,939
Cash dividends paid to shareholders	(21,818)	(23,801)

Net cash used by financing activities	(107,987)	(22,842)

Net Decrease in Cash and Cash Equivalents	(119,671)	(2,238)
Cash and Cash Equivalents: Beginning of Period	124,855	9,571

End of Period	$5,184	$7,333

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Consolidated financial statements

        The consolidated balance sheet as of March 31, 2003 and the consolidated statements of income and of cash flows for the quarters ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Other than any discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

        Certain amounts reported in 2002 have been reclassified to conform to the 2003 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

Note 2: Employee stock-based compensation

        As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. All options issued under our stock incentive plan allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. Accordingly, no compensation expense has been recognized for stock options. Additionally, under our current employee stock purchase plan, eligible employees may purchase Deluxe common stock at 85% of the lower of its fair market value at the beginning or end of each six-month purchase period. No compensation expense is recognized for the difference between the employees’ purchase price and the fair value of the stock. We do recognize compensation expense for restricted stock and restricted stock units issued under our stock incentive plan and our officer compensation program.

        The following table presents pro forma net income and earnings per share as if the fair value method of SFAS No. 123 had been applied to all outstanding and unvested awards in each period presented (dollars in thousands, except per share amounts):

	Quarter Ended March 31,
	2003	2002

Net income, as reported	$49,979	$54,556
Add: Employee stock-based compensation expense
included in net income, net of tax	244	574
Deduct: Fair value employee stock-based
compensation expense, net of tax	(1,103)	(1,148)

Pro forma net income	$49,120	$53,982

Earnings per share:
Basic - as reported	$0.84	$0.85
Basic - pro forma	0.83	0.84
Diluted - as reported	0.83	0.84
Diluted - pro forma	0.82	0.83

Note 3: New accounting pronouncements

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation in 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. The only agreement subject to the requirements of this interpretation was the eFunds indemnification agreement (see Note 7). As of March 31, 2003, we had no other guarantees which fell within the scope of this interpretation.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtain an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, the provisions of this interpretation are applicable no later than July 1, 2003. We do not anticipate that adoption of this standard will result in the consolidation or disclosure of any variable interest entities in which we currently maintain an interest.

Note 4: Supplementary balance sheet information

        Inventories and supplies were comprised of the following (dollars in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$2,832	$2,833
Semi-finished goods	5,594	6,065
Finished goods	863	771

Total inventories	9,289	9,669
Supplies	10,681	10,618

Inventories and supplies	$19,970	$20,287

        Other current assets were comprised of the following (dollars in thousands):

	March 31, 2003	December 31, 2002
Pre-payment to voluntary employee
beneficiary association trust	$26,301	$7,285
Other	14,725	14,294

Other current assets	$41,026	$21,579

        Other non-current assets were comprised of the following (dollars in thousands):

	March 31, 2003	December 31, 2002
Contract acquisition costs, net	$70,894	$55,259
Deferred advertising costs	26,359	17,258
Prepaid post-retirement asset	15,911	16,330
Other	18,694	12,020

Other non-current assets	$131,858	$100,867

        Accrued liabilities were comprised of the following (dollars in thousands):

	March 31, 2003	December 31, 2002
Wages, including vacation pay	$11,980	$10,809
Income taxes	51,151	27,688
Employee profit sharing and pension	11,734	49,757
Rebates	25,053	25,900
Other	48,055	41,158

Accrued liabilities	$147,973	$155,312

Note 5: Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Quarter Ended March 31,
	2003	2002
Earnings per share-basic:
Net income	$49,979	$54,556
Weighted average shares outstanding	59,202	64,225

Earnings per share-basic	$0.84	$0.85

Earnings per share-diluted:
Net income	$49,979	$54,556
Weighted average shares outstanding	59,202	64,225
Dilutive impact of options	684	1,020
Shares contingently issuable	8	12

Weighted average shares and potential dilutive
shares outstanding	59,894	65,257

Earnings per share-diluted	$0.83	$0.84

        During the quarters ended March 31, 2003 and 2002, options to purchase 1.2 million shares were outstanding but were not included in the computation of diluted earnings per share. The exercise prices of the excluded options were greater than the average market price of Deluxe’s common shares during the respective periods.

Note 6: Debt

        We currently have a $300.0 million commercial paper program in place. The average amount of commercial paper outstanding during the first quarter of 2003 was $22.0 million at a weighted-average interest rate of 1.30%. As of March 31, 2003, $111.7 million was outstanding at a weighted-average interest rate of 1.38%. The average amount of commercial paper outstanding during 2002 was $152.9 million at a weighted-average interest rate of 1.77%. As of December 31, 2002, no commercial paper was outstanding.

        We have committed lines of credit for $350.0 million which support our commercial paper program. To the extent not needed to support outstanding commercial paper, we may borrow funds under these lines of credit. We have a $175.0 million line of credit which expires in August 2003 and carries a commitment fee of six basis points (.06%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of eight basis points (.08%). The credit agreements governing these lines of credit contain customary covenants regarding earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines during the first quarter of 2003 or during 2002, and no amounts were outstanding under these lines as of March 31, 2003.

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line during the first quarter of 2003 or during 2002, and no amounts were outstanding under this line of credit as of March 31, 2003.

        In December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The notes include covenants that place restrictions on the issuance of debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. The fair value of these notes was estimated to be $306.1 million at March 31, 2003, based on quoted market rates.

        On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration would allow for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement is not yet effective, and we currently have no commitments to issue additional debt.

Note 7: eFunds indemnification

        In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. The agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through March 31, 2003, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

Note 8: Shareholders’ equity

        Shareholders’ equity declined from $262.8 million as of December 31, 2000 to a deficit of $98.5 million as of March 31, 2003, primarily as a result of the required accounting treatment for our share repurchase programs. In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. These repurchases were completed in June 2002 at a cost of $463.8 million. In August 2002, our board of directors approved the repurchase of an additional 12 million shares. Through March 31, 2003, 6.3 million of these additional shares had been repurchased at a cost of $255.9 million.

        Changes in shareholders’ (deficit) equity during the first quarter of 2003 were as follows (dollars in thousands):

	Common shares	Additional paid-in capital	Retained earnings (deficit)	Unearned compensation	Accumulated other comprehensive loss	Total
Balance, December 31, 2002	$61,446	$—	$5,380	$(24)	$(2,486)	$64,316
Net income	—	—	49,979	—	—	49,979
Cash dividends	—	—	(21,818)	—	—	(21,818)
Common stock issued	346	9,411	—	—	—	9,757
Tax benefit of stock option plans	—	1,356	—	—	—	1,356
Common stock repurchased	(5,091)	(10,079)	(186,285)	—	—	(201,455)
Other common stock retired	(18)	(688)	—	—	—	(706)
Unearned compensation	—	—	—	7	—	7
Loss on derivatives	—	—	—	—	63	63

Balance, March 31, 2003	$56,683	$—	$(152,744)	$(17)	$(2,423)	$(98,501)

Note 9: Business segment information

        We operate three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks, related products and check merchandising services to financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. All three segments operate only in the United States.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Corporate expenses are allocated to the segments based on segment revenues. This allocation includes expenses for various support functions such as executive management, human resources and finance and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Corporate assets consist primarily of cash, investments and deferred tax assets related to corporate activities.

        We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown. The following is our segment information as of and for the quarters ended March 31, 2003 and 2002 (dollars in thousands):

		Reportable Business Segments
		Financial Services	Direct Checks	Business Services	Corporate	Consolidated
Revenue from external	2003	$177,298	$80,763	$59,138	$—	$317,199
customers:	2002	192,289	80,873	55,746	—	328,908

Operating income:	2003	37,264	31,264	16,171	—	84,699
	2002	48,361	22,078	18,720	—	89,159

Depreciation and	2003	11,314	1,985	1,319	—	14,618
amortization expense:	2002	11,625	1,884	1,144	—	14,653

Total assets:	2003	300,907	151,826	35,291	116,178	604,202
	2002	282,101	149,658	33,946	96,908	562,613

Capital purchases:	2003	2,814	712	505	1,444	5,475
	2002	7,694	1,055	251	71	9,071

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

        We operate three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks, related products and check merchandising services to financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. All three segments operate only in the United States.

Results of Operations – Quarter Ended March 31, 2003 Compared to the Quarter Ended March 31, 2002

        The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended March 31,
	2003		2002
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Financial Services	$177,298	55.9%	$192,289	58.5%
Direct Checks	80,763	25.5%	80,873	24.6%
Business Services	59,138	18.6%	55,746	16.9%

Total	$317,199	100.0%	$328,908	100.0%

Gross profit	207,375	65.4%	215,814	65.6%
Selling, general and administrative
expense	122,758	38.7%	127,396	38.7%
Asset impairment and net disposition
gains	(82)	—	(741)	(0.2%)

Operating income:
Financial Services	$37,264	21.0%	$48,361	25.2%
Direct Checks	31,264	38.7%	22,078	27.3%
Business Services	16,171	27.3%	18,720	33.6%

Total	$84,699	26.7%	$89,159	27.1%

Earnings before interest, taxes,
depreciation and amortization of
intangibles (EBITDA)(1)	$99,478	31.4%	$103,488	31.5%

        Revenue — Revenue decreased $11.7 million, or 3.6%, to $317.2 million for the first quarter of 2003 from $328.9 million for the first quarter of 2002. Unit volume was down 7.6% as compared to 2002 resulting from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and the slow economy. The Direct Checks segment was also impacted by lower promotional spending for new customer acquisitions in the fourth quarter of 2002. Partially offsetting the decrease in unit volume was a 4.4% increase in revenue per unit due to improved selling techniques, continued strength in selling premium-priced licensed designs and services and price increases.

        Gross profit — Gross profit decreased $8.4 million, or 3.9%, to $207.4 million for the first quarter of 2003 from $215.8 million for the first quarter of 2002. Gross margin decreased to 65.4% for the first quarter of 2003 from 65.6% for the first quarter of 2002. The decrease in gross margin was due to the lower unit volume and a postal rate increase in mid-2002. Partially offsetting these decreases was the 4.4% increase in revenue per unit discussed earlier.

(1)

EBITDA is not a measure of financial performance under generally accepted accounting principles. We disclose EBITDA because it can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBITDA, as we believe that an increasing EBITDA depicts increased ability to attract financing and increases the valuation of our business. EBITDA should not be considered a substitute for performance measures calculated in accordance with generally accepted accounting principles. Instead, we believe that EBITDA is a useful additional performance measure. EBITDA is derived from operating income as follows (dollars in thousands):

	Quarter Ended March 31,
	2003	2002

Operating income	$84,699	$89,159
Other income (expense)	161	(324)
Depreciation	5,761	6,165
Amortization of intangibles	8,857	8,488

EBITDA	$99,478	$103,488

        Selling, general and administrative (SG&A) expense — SG&A expense decreased $4.6 million, or 3.6%, to $122.8 million for the first quarter of 2003 from $127.4 million for the first quarter of 2002. As a percentage of revenue, SG&A expense was flat at 38.7% for the first quarter of 2003 and 2002. The decrease in SG&A expense was primarily due to lower discretionary spending as we manage through the economic slow-down, including a $6.2 million decrease in advertising expense for the Direct Checks segment. These decreases were partially offset by higher commissions resulting from the product mix of our Business Services segment, new business development initiatives and costs related to transforming our Business Services customer care organization from a service to a selling environment.

        Interest expense — Interest expense increased $3.5 million to $4.4 million for the first quarter of 2003 from $0.9 million for the first quarter of 2002. The increase was due to higher interest rates on long-term notes we issued in December 2002, as well as higher debt levels. In December 2002, we issued $300.0 million of senior, unsecured notes in conjunction with the financial strategy we announced in August 2002. These notes mature in December 2012 and have a coupon rate of 5.0%. During the first quarter of 2003, we had weighted-average debt outstanding of $322.0 million at a weighted-average interest rate of 4.75%. During the first quarter of 2002, we had weighted-average debt outstanding of $136.8 million at a weighted-average interest rate of 1.83%.

        Provision for income taxes — Our effective tax rate for the first quarter of 2003 and 2002 was 38.0%.

        Net income — Net income decreased $4.6 million, or 8.4%, to $50.0 million for the first quarter of 2003 from $54.6 million for the first quarter of 2002. The decrease was primarily due to the revenue decrease and the increase in interest expense discussed earlier.

        Diluted earnings per share — Diluted earnings per share decreased $0.01, or 1.2%, to $0.83 for the first quarter of 2003 from $0.84 for the first quarter of 2002. Partially offsetting the decrease in net income was a decrease in average shares outstanding due to our share repurchase programs. In January 2001, our board of directors approved the repurchase of up to 14 million shares of common stock and in August 2002, the board authorized the repurchase of an additional 12 million shares. As of March 31, 2003, 20.3 million shares had been repurchased under these programs. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.06 increase in earnings per share for the first quarter of 2003 as compared to 2002.

        As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our results of operations do not include compensation expense for stock options issued under our stock incentive plan or for shares issued to employees under our current employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.01 lower for the first quarter of 2003 and 2002. This pro forma impact of stock-based compensation was calculated under a method consistent with that disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Segment Disclosures

        Financial Services — Financial Services provides checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our clients, such as customized reporting, file management, expedited account conversion support and fraud prevention.

        The following table shows the results of this segment for the quarters ended March 31, 2003 and 2002 (dollars in thousands):

	Quarter Ended March 31,
	2003	2002
Revenue	$177,298	$192,289
Operating income	37,264	48,361
% of revenue	21.0%	25.2%

        Financial Services revenue decreased $15.0 million, or 7.8%, to $177.3 million for the first quarter of 2003 from $192.3 million for the first quarter of 2002. The decrease was due to lower volume resulting from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and the slow economy, as well as the timing of client gains and losses. Additionally, competitive pricing pressures in the form of higher contract acquisition payments continued to impact this segment. Contract acquisition payments are generally recorded as reductions of revenue on the straight-line basis over the related contract term.

These revenue decreases were partially offset by higher revenue per unit from selling premium-priced licensed designs and services, as well as an April 2002 price increase. Operating income decreased $11.1 million, or 22.9%, to $37.3 million for the first quarter of 2003 from $48.4 million for the first quarter of 2002 primarily as a result of the revenue decline and a postal rate increase in mid-2002.

        Direct Checks — Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer market, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited® and Designer® Checks brand names.

        The following table shows the results of this segment for the quarters ended March 31, 2003 and 2002 (dollars in thousands):

	Quarter Ended March 31,
	2003	2002
Revenue	$80,763	$80,873
Operating income	31,264	22,078
% of revenue	38.7%	27.3%

        Direct Checks revenue was flat at $80.8 million for the first quarter of 2003 compared to $80.9 million for the first quarter of 2002. Unit volume decreased from 2002 due to an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods and the slow economy. Additionally, lower promotional spending in the fourth quarter of 2002 resulted in fewer new customer acquisitions during the first quarter of 2003. Offsetting the volume decline was an increase in revenue per unit due to improved selling techniques, continued strength in selling premium-priced licensed designs and price increases. Operating income increased $9.2 million, or 41.6%, to $31.3 million for the first quarter of 2003 from $22.1 million for the first quarter of 2002. The increase was primarily due to a $6.2 million decrease in advertising expense resulting from the timing of promotional spending for new customer acquisitions and a lengthening of the check reorder cycle due to the decline in the number of checks being written. For the full year, we anticipate that Direct Checks advertising expense will be comparable to 2002. Additionally, this segment benefited from efficiencies within the order entry function and from cost management efforts.

        Business Services — Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. Through our business referral program, our financial institution clients refer new small business customers by calling us directly at the time of new account opening. Additionally, we are the exclusive provider of business checks and forms for Microsoft® Money and Microsoft Business Solutions. Purchasers of these Microsoft products interact with us through an integrated, co-branded, multi-channel approach, including specialized call center support, marketing communications materials and a dedicated Internet solution. We also use a variety of direct marketing techniques to acquire and retain customers.

        The following table shows the results of this segment for the quarters ended March 31, 2003 and 2002 (dollars in thousands):

	Quarter Ended March 31,
	2003	2002
Revenue	$59,138	$55,746
Operating income	16,171	18,720
% of revenue	27.3%	33.6%

        Business Services revenue increased $3.4 million, or 6.1%, to $59.1 million for the first quarter of 2003 from $55.7 million for the first quarter of 2002. The increase was due to higher revenue per unit from improved selling techniques and price increases. Additionally, we began realizing the benefit of the Microsoft relationship. Partially offsetting these improvements was a decrease in unit volume resulting from the overall decline in the number of checks being written due to the slow economy and the increasing use of alternative payment methods. Operating income decreased $2.5 million, or 13.6%, to $16.2 million for the first quarter of 2003 from $18.7 million for the first quarter of 2002. The decrease was due to higher commissions resulting from product mix, new business development initiatives and costs related to transforming our customer care organization from a service to a selling environment.

Liquidity, Capital Resources and Financial Condition

        As of March 31, 2003, we had cash and cash equivalents of $5.2 million. The following table shows our cash flow activity for the first quarter of 2003 and 2002 and should be read in conjunction with the consolidated statements of cash flows (dollars in thousands):

	Quarter Ended March 31,
	2003	2002
Net cash (used) provided by operating activities	$(5,996)	$34,526
Net cash used by investing activities	(5,688)	(13,922)
Net cash used by financing activities	(107,987)	(22,842)

Net decrease in cash and cash equivalents	$(119,671)	$(2,238)

        Net cash provided by operating activities decreased $40.5 million to a negative $6.0 million for the first quarter of 2003 from a positive $34.5 million for the first quarter of 2002. The decrease was due primarily to the timing of promotional spending for new customer acquisitions within the Direct Checks segment, higher contract acquisition payments to financial institution clients within the Financial Services segment, an increase in accounts receivable due to the timing of cash receipts from customers, as well as higher contributions to the voluntary employee beneficiary association (VEBA) trust we utilize to fund employee medical and severance payments.

        During the first quarter of 2003, operating cash inflows were primarily generated by operating income excluding depreciation and amortization expense of $99.3 million. These cash inflows were utilized primarily to make employee profit sharing and pension contributions of $39.6 million, VEBA trust contributions of $32.0 million and contract acquisition payments to financial institution clients of $19.2 million, as well as to fund changes in accounts receivable and deferred advertising costs. Cash on hand of $124.9 million at December 31, 2002, the net issuance of $111.7 million of commercial paper and cash receipts of $7.3 million from shares issued under employee plans enabled us to spend $201.5 million on share repurchases, to pay dividends of $21.8 million and to purchase capital assets of $5.5 million.

        During the first quarter of 2002, net cash provided by operating activities of $34.5 million was primarily generated by operating income excluding depreciation and amortization expense of $103.8 million. These cash inflows were utilized primarily to fund employee profit sharing and pension contributions of $40.6 million, VEBA trust contributions of $25.5 million and income tax payments of $10.8 million. Net cash provided by operating activities during the first quarter of 2002, cash receipts of $21.9 million from shares issued under employee plans, the net issuance of $11.1 million of commercial paper and cash on hand of $9.6 million at December 31, 2001 enabled us to spend $28.4 million on share repurchases, to pay dividends of $23.8 million and to purchase capital assets of $9.1 million.

        We believe that important measures of our financial strength are the ratios of earnings before interest and taxes (EBIT(2)) to interest expense and free cash flow(3) to total debt. EBIT to interest expense was 40.0 times on a four-quarter trailing basis through March 31, 2003 and 68.0 times for the year ended December 31, 2002. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio of 2.5 times. The decrease in 2003 was primarily due to higher interest expense resulting from the issuance of $300.0 million of senior, unsecured notes in December 2002. This additional interest expense will cause this ratio to decrease throughout the remainder of 2003. The comparable ratio of operating income to interest expense was 40.0 times on a four-quarter trailing basis through March 31, 2003 and 67.9 times for the year ended December 31, 2002. Free cash flow to total debt was 21.1% on a four-quarter trailing basis through March 31, 2003 and 40.1% for the year ended December 31, 2002. The decrease was due to the lower level of cash flows from operating activities in the first quarter of 2003 discussed earlier, as well as the increase in debt outstanding as of March 31, 2003 to fund our share repurchase program. The comparable ratio of net cash provided by operating activities to total debt was 51.6% on a four-quarter trailing basis through March 31, 2003 and 83.4% for the year ended December 31, 2002.

        We currently have a $300.0 million commercial paper program in place. Our commercial paper program carries a credit rating of A1/P1. If for any reason we were unable to access the commercial paper markets, we would rely on our committed lines of credit for liquidity. The average amount of commercial paper outstanding during the first quarter of 2003 was $22.0 million at a weighted-average interest rate of 1.30%. As of March 31, 2003, $111.7 million was outstanding at a weighted-average interest rate of 1.38%. The average amount of commercial paper outstanding during 2002 was $152.9 million at a weighted-average interest rate of 1.77%. As of December 31, 2002, no commercial paper was outstanding.

        We have committed lines of credit for $350.0 million which support our commercial paper program. To the extent not needed to support outstanding commercial paper, we may borrow funds under these lines of credit. We have a $175.0 million line of credit which expires in August 2003 and carries a commitment fee of six basis points (.06%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of eight basis points (.08%). The credit agreements governing these lines of credit contain customary covenants regarding EBIT to interest expense coverage and levels of subsidiary indebtedness. We believe the risk of violating our financial covenants is low. No amounts were drawn on these lines during the first quarter of 2003 or during 2002, and no amounts were outstanding under these lines of credit as of March 31, 2003.

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line during the first quarter of 2003 or during 2002, and no amounts were outstanding under this line of credit as of March 31, 2003.

(2)

EBIT is not a measure of financial performance under generally accepted accounting principles. By excluding interest and income taxes, this measure of profitability can indicate whether a company’s earnings are adequate to pay its debts. Thus, we believe that it is an important measure to monitor. The measure of EBIT to interest expense illustrates how many times the current year’s EBIT covers the current year’s interest expense. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio. EBIT is derived from operating income as follows (dollars in thousands):

	Twelve Months Ended
	March 31, 2003	December 31, 2002

Operating income	$340,472	$344,931
Other income (expense)	678	195

EBIT	$341,150	$345,126

(3)

Free cash flow is not a measure of financial performance under generally accepted accounting principles. It represents the excess cash generated from operations after the purchase of capital assets and the payment of dividends. We disclose free cash flow because it is an important liquidity measure which we monitor on an on-going basis. The measure of free cash flow to debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities as follows (dollars in thousands):

	Twelve Months Ended
	March 31, 2003	December 31, 2002

Net cash provided by operating activities	$216,617	$257,139
Purchases of capital assets	(37,112)	(40,708)
Cash dividends paid to shareholders	(90,957)	(92,940)

Free cash flow	$88,548	$123,491

        In August 2002, our board of directors approved a financial strategy intended to reduce our cost of capital and as a result, increase leverage. This strategy would allow us to increase our debt level up to a maximum of $700 million. The additional debt is expected to be a combination of both long-term and short-term borrowings and would be utilized in part to repurchase shares under a 12 million share repurchase program also approved by our board of directors in August as part of the financial strategy. As a result of this announcement, our long-term credit rating was downgraded to ‘A’ from ‘A+’ by Standard & Poor’s and was downgraded to ‘A2’ from ‘A1’ by Moody’s. We still maintain a strong investment-grade credit rating and expect no impact on our ability to borrow. Our credit facilities do not have covenants or events of default tied to maintaining an investment-grade rating. In connection with this financial strategy, in December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The proceeds from the notes were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital.

Contractual Obligations

        A list of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2002. There were no significant changes to these obligations during the first quarter of 2003.

Contingent Commitments/Off-balance Sheet Arrangements

        In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through March 31, 2003, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

Related Party Transactions

        We entered into no related party transactions during the first quarter of 2003 or during 2002. We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

Critical Accounting Policies

        A description of our critical accounting policies has been provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2002. There were no significant changes to these accounting policies during the first quarter of 2003.

        Deferred advertising costs - During the first quarter of 2003, we reviewed our various marketing programs and the related revenues generated from these programs. As a result of this review, we modified the estimated revenue streams over which our deferred advertising costs are amortized. We shortened the amortization periods from an average of 18 months to a maximum of 18 months, and we revised our pattern of amortization to reflect the fact that due to our promotional strategies, a larger proportion of revenues are generated from reorders than from initial orders. Additionally, the increasing use of alternative payment methods and the soft economy have resulted in a lengthening of the check reorder cycle. These changes in accounting estimates resulted in a decrease in SG&A expense of approximately $1.0 million for the first quarter of 2003.

Other Matters

        In August 2002, our board of directors approved the repurchase of up to 12 million shares of our common stock. Through March 31, 2003, we had repurchased 6.3 million shares at a cost of $255.9 million. Additionally, during 2002 and 2001, we completed a 14 million share repurchase program at a cost of $463.8 million. Primarily as a result of the required accounting treatment for these share repurchases, shareholders’ equity decreased from $262.8 million as of December 31, 2000 to a deficit of $98.5 million as of March 31, 2003. Given the strength of our financial position, as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect any adverse reaction from rating agencies, investment bankers or institutional investors.

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation in 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. The only agreement subject to the requirements of this interpretation was the eFunds indemnification agreement discussed earlier under Contingent Commitments/Off-balance Sheet Arrangements. As of March 31, 2003, we had no other guarantees which fell within the scope of this interpretation.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtain an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, the provisions of this interpretation are applicable no later than July 1, 2003. We do not anticipate that adoption of this standard will result in the consolidation or disclosure of any variable interest entities in which we currently maintain an interest.

Outlook

        We believe current economic, business and geo-political conditions are having an impact on our results of operations. We have observed a decline in check usage as the use of alternative payment methods increases and economic uncertainty and low consumer confidence translate into fewer checks written. In addition, we continue to operate in a highly competitive industry. While we cannot predict what impact these or other factors will have on our results of operations, our plan is to continue to manage expenses, invest in our business and purchase capital assets when they will reduce operating expenses, increase productivity or profitably increase revenue.

        We anticipate additional financial institution business in the second half of 2003 as we begin to realize the impact of recent client gains and as financial institutions continue to recognize the value added by our high quality products and world-class call centers. Additionally, we expect Business Services to continue benefiting from the alliance with Microsoft Money and Microsoft Business Solutions. This alliance makes Business Services the exclusive supplier of checks and forms for these Microsoft products. We anticipate that these increases will be offset by a continued decline in check usage and the competitive pricing pressure faced by our Financial Services business.

        Cost management and productivity improvements, including the transformation to lean and cellular manufacturing concepts, are expected to continue. We will also continue to closely monitor discretionary spending. Additionally, interest expense will be higher in 2003 due to the $300.0 million of senior, unsecured notes issued in December 2002. These notes mature in December 2012 and have a coupon rate of 5.0%. We expect diluted earnings per share to be between $0.78 and $0.82 for the second quarter of 2003 and at least $3.50 for the full year, excluding the impact of additional share repurchases after March 31, 2003.

        At this time, we anticipate no changes to our current dividend payout level. As we continue with the 12 million share repurchase program announced in August 2002, our shareholders’ equity will continue to be in a deficit position as a result of the required accounting treatment for share repurchases. Given the strength of our financial position as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect any adverse reaction from rating agencies, investment bankers or institutional investors. We do anticipate that our ratio of EBIT to interest expense will decline throughout the remainder of 2003 due to the increase in interest expense resulting from the issuance of the $300.0 million of senior, unsecured notes in December 2002, as well as higher overall debt levels.

        We continue to implement initiatives throughout the company that are directly related to our growth strategy. Our growth strategy is to leverage our core competencies of personalization, direct marketing and e-commerce. We intend to add services and expand product offerings, as well as use selling strategies that maximize revenue and profit contribution per customer. We will invest in technology and processes that will lower our cost structure and enhance our revenue opportunities. We also continue to consider acquisitions which would leverage our core competencies and be accretive to earnings per share and cash flow.

        We expect to spend approximately $40.0 million on purchases of capital assets during 2003. Approximately half is expected to be devoted to maintaining our business, with the remainder targeted for strategic initiatives to drive revenue growth or reduce costs. Additionally, beginning in 2001 we saw a new trend in the area of financial institution contract structure. Many financial institutions, primarily the larger regional and mega banks, began receiving product discounts in the form of cash incentives payable at the beginning of their contracts. These up-front cash payments, or contract acquisition payments, impact our cash flows in the short-term. We expect to see this trend continue in 2003.

        As discussed earlier under Liquidity, Capital Resources and Financial Condition, in August 2002 our board of directors approved a financial strategy intended to reduce our cost of capital and as a result, increase leverage. This strategy would allow us to increase our debt level up to a maximum of $700 million. It also authorized a 12 million share repurchase program. On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration would allow for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement is not yet effective, and we currently have no commitments to issue additional debt.

Cautionary Statement Regarding Forward-looking Statements

        The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides companies with a “safe harbor” when making forward-looking statements as a way of encouraging them to furnish their shareholders with information regarding expected trends in their operating results, anticipated business developments and other prospective information. Statements made in this report concerning our intentions, expectations or predictions about future results or events are “forward-looking statements” within the meaning of the Reform Act. These statements reflect our current expectations or beliefs, and are subject to risks and uncertainties that could cause actual results or events to vary from stated expectations, and these variations could be material and adverse. Given that circumstances may change, and new risks to the business may emerge from time to time, having the potential to negatively impact our business in ways we could not anticipate at the time of making a forward-looking statement, you are cautioned not to place undue reliance on these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: developments in the demand for our products or services, such as the rate at which the use of checks may decline as consumers’ preferred method of non-cash payment; the inherent unreliability of earnings, revenue and cash flow predictions due to numerous factors, many of which are beyond our control; the terms under which we do business with our major financial institution clients, customers and suppliers; unanticipated delays, costs and expenses inherent in the development and marketing of new products and services; the impact of governmental laws and regulations, particularly in the area of consumer privacy; and competitive forces. Additional information concerning these and other factors that could cause actual results or events to differ materially from our current expectations are contained in Item 5 of this Report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        We are exposed to changes in interest rates primarily as a result of the borrowing and investing activities used to maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first quarter of 2003, we continued to utilize commercial paper to fund working capital requirements. Additionally, we also utilized the proceeds from the $300.0 million of senior, unsecured notes we issued in December 2002. These notes mature in December 2012 and have a coupon rate of 5.0%. We also have various lines of credit available and capital lease obligations. As of March 31, 2003, we had $111.7 million of commercial paper outstanding at a weighted-average interest rate of 1.38%. The carrying value of this debt approximates its fair value due to its short-term duration. The fair value of our $300.0 million notes was estimated to be $306.1 million as of March 31, 2003, based on quoted market rates. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors.

        Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.1 million for the first quarter of 2003 and $0.3 million for the first quarter of 2002.

        During 2002, we entered into two forward rate lock agreements to effectively hedge, or lock-in, the annual interest rate of $150.0 million of the $300.0 million notes issued in December 2002. Upon issuance of the notes, these lock agreements were terminated, yielding a deferred pre-tax loss of $4.0 million, which is reflected in accumulated other comprehensive loss in our consolidated balance sheets and will be reclassified ratably to our statements of income as an increase to interest expense over the ten-year term of the notes.

        As of March 31, 2003, we had no fixed income securities in our investment portfolio.

Item 4. Controls and Procedures

    (a)        Disclosure Controls and Procedures: Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective at alerting them on a timely basis of material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

Item 5. Other Information

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“the Commission”), in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

        Check printing is, and is expected to continue to be, an essential part of our business and the principal source of our operating income. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, according to our estimates, total checks written by individuals and small businesses continued to decline slightly in 2002, and the total number of personal, business and government checks written in the United States has been in decline since the mid-1990s. We believe that checks written by individuals and small businesses will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for checks and a material, adverse effect on our business, results of operations and prospects.

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

        Although we believe we are the leading check printer in the United States, we face considerable competition. In addition to competition from alternative payment systems, we also face considerable competition from other check printers in our traditional financial institution sales channel, from direct mail sellers of checks and from sellers of business checks and forms. Additionally, we face competition from check printing software vendors and, increasingly, from Internet-based sellers of checks to individuals and small businesses. From time to time, some of our competitors have reduced the prices of their products in an attempt to gain volume. The corresponding pricing pressure placed on us has resulted in reduced profit margins in the past and similar pressures can reasonably be expected in the future. We cannot assure you that we will be able to compete effectively against current and future competitors. Continued competition could result in price reductions, reduced margins, loss of customers and an increase in up-front cash payments to financial institutions upon contract execution or renewal.

        Consolidation among financial institutions may adversely affect our ability to sell our products.

        Financial institutions have undergone large-scale consolidation in the last few years, causing the number of financial institutions to decline, and this trend may continue. Margin pressures arise from such consolidation as merged entities seek not only the most favorable prices formerly offered to the predecessor institutions, but also additional discounts due to the greater volume represented by the combined entity. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients in an increasingly competitive environment. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Although we devote considerable efforts towards the development of a competitively priced, high quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the loss of a significant client can be counterbalanced through the addition of new clients or by expanded sales to our remaining clients.

        Forecasts involving future results reflect various assumptions that may prove to be incorrect.

        From time to time, our representatives make predictions or forecasts regarding our future results, including, but not limited to, forecasts regarding estimated revenues, earnings or earnings per share. Any forecast regarding our future performance reflects various assumptions which are subject to significant uncertainties, and, as a matter of course, may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors which are beyond our control. As a result, we cannot assure you that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, and are encouraged to use the entire available mix of historical and forward-looking information made available by us, and other information affecting us and our products and services, including the risk factors discussed here.

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

        We believe the extended length of the slow-down in the United States economy is having an impact on our results of operations. As an example, we have seen a decline in unit volume as low consumer confidence translates into less spending. As a result, fewer checks are written and check reorder cycles lengthen. A continued weak economy could cause this trend to continue, resulting in revenue shortfalls. There has also been a softening in overall direct mail industry response rates causing some of the cooperative mailers and other businesses we have relied upon to distribute direct mail advertisements to reduce their circulation. This in turn, has had an adverse impact on response rates in our direct-to-consumer businesses and has resulted in an increase in the costs of these advertisements. To offset these impacts, we may have to modify and/or increase our marketing and sales efforts, which could result in increased expense. We may also have to take steps to further decrease our cost structure. We can provide no assurance that we would be able to sustain our current levels of profitability in such a situation.

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

        We have acquired complementary businesses in the past as part of our business strategy and may pursue acquisitions of complementary businesses in the future. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent. A significant acquisition could result in the incurrence of contingent liabilities or debt, or additional amortization expense relating to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition. Additionally, the success of any acquisition would depend upon our ability to effectively integrate the acquired businesses into ours. The process of integrating acquired businesses may involve numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s attention from other business concerns, risks of operating businesses in which we have limited or no direct prior experience, potential loss of our key employees or key employees of acquired businesses, potential exposure to unknown liabilities and possible loss of our clients and customers or clients and customers of the acquired businesses.

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

        Third parties may assert infringement claims against us in the future. In particular, there has been a substantial increase in applications for, and the issuance of, patents for Internet-related systems and business methods, which may have broad implications for all participants in Internet commerce. Claims for infringement of these patents are a common subject of litigation. If we become subject to an infringement claim, we may be required to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business, operating results and prospects as a result of lost business, increased expense or being barred from offering our products or implementing our systems or other business methods. In addition, future litigation relating to infringement claims could result in substantial costs and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using or offering some of our products, services or technologies.

        We are dependent upon third party providers for certain significant information technology needs.

        We have entered into agreements with third party providers for the provision of information technology services, including software development and support services, and personal computer, telecommunications, network server and help desk services. In the event that one or more of these providers is not able to provide adequate information technology services, we would be adversely affected. Although we believe that information technology services are available from numerous sources, a failure to perform by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply.

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

        Our check printing plants are subject to many existing and proposed federal and state regulations designed to protect the environment. In some instances, we owned and operated our check printing plants before the environmental regulations came into existence. We have sold former check printing plants to third parties and in some instances have agreed to indemnify the current owner of the facility for on-site environmental liabilities. In order to contain our risk, we have obtained insurance coverage related to the environmental status of these plants. We believe that the coverage is sufficient to avoid the future expenditure of material amounts, but unforeseen conditions could result in additional exposure at lesser levels.

        Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as part of this report:

                                                                                               Method of
Exhibit Number        Description                                                               Filing

       3.1     Articles of Incorporation (incorporated by reference to the Annual Report          *
               on Form 10-K for the year ended December 31, 1990)

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

       4.2     Amendment No. 1 to Amended and Restated Rights Agreement, entered into as          *
               of January 21, 2000, between us and Norwest Bank Minnesota, National
               Association as Rights Agent (incorporated by reference to Exhibit 4.1 to
               Amendment No. 1 to the Quarterly Report on Form 10-Q for the Quarter Ended
               June 30, 2000)

       4.3     First Supplemental Indenture dated as of December 4, 2002, by and between          *
               us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota,
               National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on December 5, 2002)

       4.4     Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as          *
               administrative agent, The Bank of New York as syndication agent, Wachovia
               Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 364-day revolving credit agreement
               (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form
               10-Q for the quarter ended September 30, 2002)

       4.5     Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as          *
               administrative agent, The Bank of New York as syndication agent, Wachovia
               Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 5-year revolving credit agreement
               (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form
               10-Q for the quarter ended September 30, 2002)

       12.1    Statement re: computation of ratios                                              Filed
                                                                                               herewith

       99.1    CEO Certification of Periodic Report pursuant to Section 906 of the              Filed
               Sarbanes-Oxley Act of 2002                                                      herewith

       99.2    CFO Certification of Periodic Report pursuant to Section 906 of the              Filed
               Sarbanes-Oxley Act of 2002                                                      herewith

          ___________________
      *Incorporated by reference

(b)     Reports on Form 8-K:

       None.

   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 13, 2003	/s/ Lawrence J. Mosner Lawrence J. Mosner Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2003	/s/ Douglas J. Treff Douglas J. Treff Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2003	/s/ Katherine L. Miller Katherine L. Miller Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Lawrence J. Mosner, Chief Executive Officer of Deluxe Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deluxe Corporation;

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

Date: May 13, 2003	/s/ Lawrence J. Mosner Lawrence J. Mosner Chief Executive Officer

I, Douglas J. Treff, Senior Vice President and Chief Financial Officer of Deluxe Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deluxe Corporation;

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

Date: May 13, 2003	/s/ Douglas J. Treff Douglas J. Treff Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

   Exhibit No.                          Description
   -----------                          -----------
        12.1        Statement re: computation of ratios

        99.1        CEO Certification of Periodic Report pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

        99.2        CFO Certification of Periodic Report pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002