Form 10-Q
period 2003-06-30
DELUXE CORP
filed 2003-08-07
CIK 27996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-7945

DELUXE CORPORATION (Exact name of registrant as specified in its charter)

MINNESOTA	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N.
Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

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
  Yes  ✓   No

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 1, 2003 was 53,172,180.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELUXE CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2003	December 31, 2002
	(dollars in thousands, except share par value)
Current Assets:
Cash and cash equivalents	$ 7,025	$ 124,855
Trade accounts receivable (net of allowance for doubtful
accounts of $2,243 and $1,850, respectively)	46,346	32,925
Inventories and supplies	19,445	20,287
Other current assets	41,262	21,579

Total current assets	114,078	199,646
Long-term Investments	41,060	40,205
Property, Plant, and Equipment (net of accumulated depreciation of $301,107 and $295,521, respectively)	131,679	140,042
Intangibles (net of accumulated amortization of $153,762 and
$135,201, respectively)	95,052	105,976
Goodwill	82,237	82,237
Other Non-current Assets	140,415	100,867

Total assets	$ 604,521	$ 668,973

Current Liabilities:
Accounts payable	$ 47,541	$ 57,857
Accrued liabilities	149,291	155,312
Short-term debt	215,195	—
Long-term debt due within one year	1,349	1,610

Total current liabilities	413,376	214,779
Long-term Debt	306,076	306,589
Deferred Income Taxes	54,530	54,453
Other Long-term Liabilities	30,737	28,836
Shareholders’ (Deficit) Equity:
Common shares $1 par value (authorized: 500,000,000 shares; issued: 2003 — 53,746,430; 2002 — 61,445,894)	53,746	61,446
Retained (deficit) earnings	(251,573)	5,380
Unearned compensation	(10)	(24)
Accumulated other comprehensive loss	(2,361)	(2,486)

Total shareholders’ (deficit) equity	(200,198)	64,316

Total liabilities and shareholders’ (deficit) equity	$ 604,521	$ 668,973

See Notes to Unaudited Consolidated Financial Statements 2

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(dollars in thousands, except per share amounts)

Revenue	$309,556	$328,463	$626,755	$657,371
Cost of goods sold	106,718	110,560	216,542	223,655

Gross Profit	202,838	217,903	410,213	433,716
Selling, general and administrative expense	125,143	129,595	247,901	256,990
Asset impairment and net disposition (gains) losses	(129)	31	(211)	(710)

Operating Income	77,824	88,277	162,523	177,436
Other (expense) income	(595)	983	(434)	659

Income Before Interest and Taxes	77,229	89,260	162,089	178,095
Interest expense	(4,904)	(1,173)	(9,272)	(2,094)
Interest income	116	125	233	262

Income Before Income Taxes	72,441	88,212	153,050	176,263
Provision for income taxes	27,548	33,503	58,179	66,998

Net Income	$44,893	$54,709	$94,871	$109,265

Earnings per Share: Basic	$0.81	$0.87	$1.66	$1.72
Diluted	$0.80	$0.85	$1.64	$1.69
Cash Dividends per Share	$0.37	$0.37	$0.74	$0.74
Total Comprehensive Income	$44,955	$54,709	$94,996	$109,265

See Notes to Unaudited Consolidated Financial Statements 3

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2003	2002

	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$94,871	$109,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,251	12,251
Amortization of intangibles	18,137	17,022
Amortization of contract acquisition payments	11,839	7,493
Other non-cash items, net	5,519	8,017
Changes in assets and liabilities:
Trade accounts receivable	(13,421)	(10,468)
Inventories and supplies	718	952
Other current assets	(13,754)	(12,715)
Contract acquisition payments	(35,930)	(12,472)
Deferred advertising costs	(10,969)	4,537
Other non-current assets	(6,318)	(1,746)
Accounts payable	(7,186)	(2,864)
Accrued liabilities and other long-term liabilities	(4,498)	2,086

Net cash provided by operating activities	50,259	121,358

Cash Flows from Investing Activities:
Purchases of capital assets	(10,313)	(17,199)
Other	(1,035)	(4,264)

Net cash used by investing activities	(11,348)	(21,463)

Cash Flows from Financing Activities:
Net borrowings on short-term debt	215,195	41,550
Payments on long-term debt	(814)	(667)
Change in book overdrafts	(3,130)	(4,404)
Payments to repurchase shares	(337,221)	(118,377)
Proceeds from issuing shares under employee plans	11,348	24,705
Cash dividends paid to shareholders	(42,119)	(47,078)

Net cash used by financing activities	(156,741)	(104,271)

Net Decrease in Cash and Cash Equivalents	(117,830)	(4,376)
Cash and Cash Equivalents: Beginning of Period	124,855	9,571

End of Period	$7,025	$5,195

See Notes to Unaudited Consolidated Financial Statements 4

DELUXE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Consolidated financial statements

        The consolidated balance sheet as of June 30, 2003, the consolidated statements of income for the quarters and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

        Certain amounts reported in 2002 have been reclassified to conform to the 2003 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

Note 2: Employee stock-based compensation

        As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. All options issued under our stock incentive plan allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. Accordingly, no compensation expense has been recognized for stock options. Additionally, under our current employee stock purchase plan, eligible employees may purchase Deluxe common stock at 85% of the lower of its fair market value at the beginning or end of each six-month purchase period. No compensation expense is recognized for the difference between the employees’ purchase price and the fair value of the stock. We do recognize compensation expense for restricted stock and restricted stock units issued under our stock incentive plan.

        The following table presents pro forma net income and earnings per share as if the fair value method of SFAS No. 123 had been applied to all outstanding and unvested awards in each period presented (dollars in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$44,893	$54,709	$94,871	$109,265
Add: Employee stock-based compensation
expense included in net income, net of tax	230	543	474	1,117
Deduct: Fair value employee stock-based
compensation expense, net of tax	(1,305)	(1,426)	(2,408)	(2,574)

Pro forma net income	$43,818	$53,826	$92,937	$107,808

Earnings per share:
Basic – as reported	$0.81	$0.87	$1.66	$1.72
pro forma	0.80	0.85	1.62	1.69
Diluted – as reported	0.80	0.85	1.64	1.69
pro forma	0.78	0.84	1.61	1.67

Note 3: New accounting pronouncements

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation in 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. Adoption of this interpretation had no impact on our results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtain an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, the provisions of this interpretation are applicable no later than July 1, 2003. Adoption of this statement did not result in the consolidation or disclosure of any variable interest entities in which we maintain an interest.

Note 4: Supplementary balance sheet information

        Inventories and supplies were comprised of the following (dollars in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$2,820	$2,833
Semi-finished goods	5,348	6,065
Finished goods	850	771

Total inventories	9,018	9,669
Supplies	10,427	10,618

Inventories and supplies	$19,445	$20,287

        Other current assets were comprised of the following (dollars in thousands):

	June 30, 2003	December 31, 2002

Pre-payment to voluntary employee
beneficiary association trust	$26,981	$7,285
Other	14,281	14,294

Other current assets	$41,262	$21,579

        Other non-current assets were comprised of the following (dollars in thousands):

	June 30, 2003	December 31, 2002

Contract acquisition payments, net	$84,781	$55,259
Deferred advertising costs	28,227	17,258
Prepaid post-retirement asset	15,831	16,330
Other	11,576	12,020

Other non-current assets	$140,415	$100,867

        Accrued liabilities were comprised of the following (dollars in thousands):

	June 30, 2003	December 31, 2002

Income taxes	$46,955	$27,688
Rebates	25,556	25,900
Employee profit sharing and pension	16,525	49,757
Wages, including vacation pay	13,411	10,809
Other	46,844	41,158

Accrued liabilities	$149,291	$155,312

Note 5: Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Earnings per share–basic:
Net income	$44,893	$54,709	$94,871	$109,265
Weighted average shares outstanding	55,094	63,204	57,214	63,623

Earnings per share–basic	$0.81	$0.87	$1.66	$1.72

Earnings per share–diluted:
Net income	$44,893	$54,709	$94,871	$109,265
Weighted average shares outstanding	55,094	63,204	57,214	63,623
Dilutive impact of options	807	875	746	948
Shares contingently issuable	14	30	11	21

Weighted average shares and potential dilutive
shares outstanding	55,915	64,109	57,971	64,592

Earnings per share–diluted	$0.80	$0.85	$1.64	$1.69

        During the quarters and six months ended June 30, 2003 and 2002, options to purchase 1.2 million common shares were outstanding but were not included in the computation of diluted earnings per share. The exercise prices of the excluded options were greater than the average market price of Deluxe’s common shares during the respective periods.

Note 6: Restructuring charges

        During the second quarter of 2003, we recorded restructuring charges of $1.3 million for employee severance related to the planned closing of our Financial Services check printing facility in Indianapolis, Indiana. The decision to close this plant was a result of our continuous efforts to meet strategic objectives. By moving this production to other facilities, we expect to enhance efficiencies and more fully utilize existing assets. We anticipate that this facility will be closed by April 2004. The restructuring charges include estimated severance payments for 136 employees, which are payable under our on-going severance benefit plan. The restructuring charges are reflected as cost of goods sold in our consolidated statements of income for the quarter and six months ended June 30, 2003. The majority of the severance payments are expected to be completed by the third quarter of 2004, utilizing cash from operations. As of June 30, 2003, no payments had been made.

        Restructuring accruals of $1.4 million as of June 30, 2003 and $1.2 million as of December 31, 2002 are reflected in accrued liabilities in the consolidated balance sheets. The accruals related to 2001 and 2002 initiatives encompassed various employee reductions within all three business segments. The status of these restructuring accruals as of June 30, 2003 was as follows (dollars in thousands):

	2001 initiatives		2002 initiatives		2003 initiative		Total

	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Balance, December 31, 2002	$274	4	$881	65	$—	—	$1,155	69
Restructuring charges	—	—	—	—	1,313	136	1,313	136
Restructuring reversals	(241)	(4)	—	—	—	—	(241)	(4)
Severance paid	(14)	—	(779)	(63)	—	—	(793)	(63)

Balance, June 30, 2003	$19	—	$102	2	$1,313	136	$1,434	138

Cumulative amounts paid
through June 30, 2003	$3,688	266	$1,385	119	$—	—	$5,073	385

Note 7: Debt

        As of June 30, 2003, we had $522.6 million of debt outstanding, comprised of $215.2 million of short-term debt and $307.4 million of long-term debt. Our short-term debt consists of commercial paper outstanding under a $300.0 million commercial paper program. The average amount of commercial paper outstanding during the first six months of 2003 was $94.4 million at a weighted-average interest rate of 1.28%. As of June 30, 2003, $215.2 million was outstanding at a weighted-average interest rate of 1.19%. The average amount of commercial paper outstanding during 2002 was $152.9 million at a weighted-average interest rate of 1.77%. As of December 31, 2002, no commercial paper was outstanding.

        We have committed lines of credit for $350.0 million which support our commercial paper program. To the extent not needed to support outstanding commercial paper, we may borrow funds under these lines of credit. We have a $175.0 million line of credit which expires in mid-August 2003 and carries a commitment fee of seven basis points (.07%). We are currently negotiating a replacement line of credit. We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of nine basis points (.09%). The credit agreements governing these lines of credit contain customary covenants regarding the ratio of earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first six months of 2003 or during 2002. As of June 30, 2003, $134.8 million was available under these lines of credit for borrowing and for support of up to $84.8 million of additional commercial paper.

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line during the first six months of 2003 or during 2002, and no amounts were outstanding under this line of credit as of June 30, 2003.

        In December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The notes include covenants that place restrictions on the issuance of debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. The fair value of these notes was estimated to be $315.9 million as of June 30, 2003, based on quoted market rates.

        On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. We currently have no commitments to issue additional debt under this shelf registration.

Note 8: eFunds indemnification

        In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of

eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through June 30, 2003, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

Note 9: Shareholders’ equity

        Shareholders’ equity declined from $262.8 million as of December 31, 2000 to a deficit of $200.2 million as of June 30, 2003, primarily as a result of the required accounting treatment for our share repurchase programs. In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. These repurchases were completed in June 2002 at a cost of $463.8 million. In August 2002, our board of directors approved the repurchase of an additional 12 million shares. Through June 30, 2003, 9.4 million of these additional shares had been repurchased at a cost of $391.6 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. These 10 million shares are in addition to the 2.6 million shares remaining as of June 30, 2003 under the previous share repurchase authorization.

        Changes in shareholders’ (deficit) equity during the first six months of 2003 were as follows (dollars in thousands):

	Common shares	Additional paid-in capital	Retained earnings (deficit)	Unearned compensation	Accumulated other comprehensive loss	Total
Balance, December 31, 2002	$61,446	$—	$5,380	$(24)	$(2,486)	$64,316
Net income	—	—	94,871	—	—	94,871
Cash dividends	—	—	(42,119)	—	—	(42,119)
Common stock issued	524	13,248	—	—	—	13,772
Tax benefit of stock option plans	—	2,879	—	—	—	2,879
Common stock repurchased	(8,202)	(19,314)	(309,705)	—	—	(337,221)
Other common stock retired	(22)	(874)	—	—	—	(896)
Stock-based compensation and
related amortization	—	4,061	—	14	—	4,075
Amortization of loss on derivatives	—	—	—	—	125	125

Balance, June 30, 2003	$53,746	$—	$(251,573)	$(10)	$(2,361)	$(200,198)

Note 10: Business segment information

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

        The following is our segment information as of and for the quarters and six months ended June 30, 2003 and 2002 (dollars in thousands):

Quarter Ended June 30, 2003 and 2002

		Reportable Business Segments
		Financial Services	Direct Checks	Business Services	Corporate	Consolidated
Revenue from external	2003	$173,498	$75,773	$60,285	$—	$309,556
customers:	2002	196,595	79,882	51,986	—	328,463

Operating income:	2003	35,712	23,398	18,714	—	77,824
	2002	52,455	21,061	14,761	—	88,277

Depreciation and	2003	11,327	1,973	1,470	—	14,770
amortization expense:	2002	11,535	1,974	1,111	—	14,620

Total assets:	2003	304,428	155,093	33,972	111,028	604,521
	2002	283,816	144,770	31,910	89,535	550,031

Capital purchases:	2003	1,941	608	407	1,882	4,838
	2002	5,950	1,421	461	296	8,128

Six Months Ended June 30, 2003 and 2002

		Reportable Business Segments
		Financial Services	Direct Checks	Business Services	Corporate	Consolidated
Revenue from external	2003	$350,796	$156,536	$119,423	$—	$626,755
customers:	2002	388,884	160,755	107,732	—	657,371

Operating income:	2003	72,977	54,661	34,885	—	162,523
	2002	100,816	43,139	33,481	—	177,436

Depreciation and	2003	22,643	3,957	2,788	—	29,388
amortization expense:	2002	23,159	3,858	2,256	—	29,273

Total assets:	2003	304,428	155,093	33,972	111,028	604,521
	2002	283,816	144,770	31,910	89,535	550,031

Capital purchases:	2003	4,755	1,320	912	3,326	10,313
	2002	13,644	2,476	712	367	17,199

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

Results of Operations – Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002

        The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended June 30,
	2003		2002
	$	% of Revenue	$	% of Revenue

Revenue from external customers:
Financial Services	$173,498	56.0%	$196,595	59.9%
Direct Checks	75,773	24.5%	79,882	24.3%
Business Services	60,285	19.5%	51,986	15.8%

Total	$309,556	100.0%	$328,463	100.0%

Gross profit	202,838	65.5%	217,903	66.3%
Selling, general and administrative
expense	125,143	40.4%	129,595	39.5%

Asset impairment and net disposition
(gains) losses	(129)	—	31	—
Operating income:
Financial Services	$35,712	20.6%	$52,455	26.7%
Direct Checks	23,398	30.9%	21,061	26.4%
Business Services	18,714	31.0%	14,761	28.4%

Total	$77,824	25.1%	$88,277	26.9%

Earnings before interest, taxes,
depreciation and amortization of
intangibles (EBITDA)(1)	$91,999	29.7%	$103,880	31.6%

        See Note 10 to the unaudited, consolidated financial statements included in this Report related to our reportable business segments.

        Revenue — Revenue decreased $18.9 million, or 5.8%, to $309.6 million for the second quarter of 2003 from $328.5 million for the second quarter of 2002. Unit volume was down 5.5% as compared to 2002 resulting from an overall decline in the number of checks being written due to the increasing use of alternative payment methods, the sluggish economy and lower direct mail response rates and lengthening reorder cycles for our Direct Checks segment. Additionally, 2002 included $5.0 million from a Financial Services contract buyout. Partially offsetting these decreases was a 1.3% increase in revenue per unit, excluding the $5.0 million contract buyout in 2002. The increase in revenue per unit was due to the continued strength in selling premium-priced licensed and specialty check designs and additional value-added services, partially offset by increased competitive pricing pressure within our Financial Services segment.

        Gross profit — Gross profit decreased $15.1 million, or 6.9%, to $202.8 million for the second quarter of 2003 from $217.9 million for the second quarter of 2002. Gross margin decreased to 65.5% for the second quarter of 2003 from 66.3% for the second quarter of 2002. The decrease in gross margin was primarily due to the $5.0 million contract buyout in 2002, lower unit volume and restructuring charges of $1.3 million recorded in the second quarter of 2003. Partially offsetting these decreases was the 1.3% increase in revenue per unit discussed earlier.

(1)

EBITDA is not a measure of financial performance under generally accepted accounting principles (GAAP). We disclose EBITDA because it can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBITDA, as we believe that an increasing EBITDA depicts increased ability to attract financing and increases the valuation of our business. We do not consider EBITDA to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBITDA is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. EBITDA is derived from net income as follows (dollars in thousands):

	Quarter Ended June 30,
	2003	2002
Net income	$44,893	$54,709
Provision for income taxes	27,548	33,503
Interest expense, net	4,788	1,048
Depreciation	5,490	6,086
Amortization of intangibles	9,280	8,534

EBITDA	$91,999	$103,880

        The restructuring charges recorded in the second quarter of 2003 consisted of employee severance related to the planned closing of our Financial Services check printing facility in Indianapolis, Indiana. The decision to close this plant was a result of our continuous efforts to meet strategic objectives. By moving this production to other facilities, we expect to enhance efficiencies, more fully utilize existing assets and increase profits. We anticipate that this facility will be closed by April 2004. The restructuring charges include estimated severance payments for 136 employees, which are payable under our on-going severance benefit plan. The restructuring charges are reflected as cost of goods sold in our consolidated statements of income for the quarter and six months ended June 30, 2003. The majority of the severance payments are expected to be completed by the third quarter of 2004, utilizing cash from operations. As of June 30, 2003, no payments had been made. As a result of the closing of this check printing facility, we expect to realize net cost savings of approximately $2 million per year within cost of goods sold, beginning in 2004. Reduced costs consist primarily of labor and facility expenses such as insurance, taxes, depreciation and maintenance. In addition to severance payments, we anticipate spending approximately $2 million during the remainder of 2003 for costs related to transferring production to other facilities. Of this amount, $1.5 million will be spent on improvements to the other check printing facilities. These expenditures will be capitalized and depreciated over the estimated useful lives of the improvements. The remaining expenses include plant rearrangement, equipment moves, training and hiring.

        Selling, general and administrative (SG&A) expense — SG&A expense decreased $4.5 million, or 3.4%, to $125.1 million for the second quarter of 2003 from $129.6 million for the second quarter of 2002. The decrease in SG&A expense was primarily due to lower discretionary spending as we manage through the challenging business and economic environments. These decreases were partially offset by higher commissions for our Business Services segment. As a percentage of revenue, SG&A expense increased to 40.4% for the second quarter of 2003 from 39.5% for the second quarter of 2002. The increase in SG&A expense as a percentage of revenue was primarily due to the $5.0 million contract buyout in 2002 and lower unit volume.

        Interest expense — Interest expense increased $3.7 million to $4.9 million for the second quarter of 2003 from $1.2 million for the second quarter of 2002. The increase was due to higher interest rates on long-term notes we issued in December 2002, as well as higher debt levels. In December 2002, we issued $300.0 million of senior, unsecured notes in conjunction with the financial strategy we announced in August 2002. These notes mature in December 2012 and have a coupon rate of 5.0%. During the second quarter of 2003, we had weighted-average debt outstanding of $465.9 million at a weighted-average interest rate of 3.67%. During the second quarter of 2002, we had weighted-average debt outstanding of $179.7 million at a weighted-average interest rate of 1.82%.

        Provision for income taxes — Our effective tax rate for the second quarter of 2003 and 2002 was 38.0%.

        Net income — Net income decreased $9.8 million, or 17.9%, to $44.9 million for the second quarter of 2003 from $54.7 million for the second quarter of 2002. The decrease was primarily due to the revenue decrease and the increase in interest expense discussed earlier.

        Diluted earnings per share — Diluted earnings per share decreased $0.05, or 5.9%, to $0.80 for the second quarter of 2003 from $0.85 for the second quarter of 2002. Partially offsetting the decrease in net income was the net impact of a decrease in average shares outstanding due to our share repurchase programs. In January 2001, our board of directors approved the repurchase of up to 14 million shares of common stock and in August 2002, the board authorized the repurchase of an additional 12 million shares. As of June 30, 2003, 23.4 million shares had been repurchased under these authorizations. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.10 increase in earnings per share for the second quarter of 2003 as compared to 2002.

        As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our results of operations do not include compensation expense for stock options issued under our stock incentive plan or for shares issued to employees under our current employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.02 lower for the second quarter of 2003 and $0.01 lower for the second quarter of 2002. This pro forma impact of stock-based compensation was calculated under a method consistent with that disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations – Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

        The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Six Months Ended June 30,
	2003		2002
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Financial Services	$350,796	56.0%	$388,884	59.2%
Direct Checks	156,536	25.0%	160,755	24.4%
Business Services	119,423	19.0%	107,732	16.4%

Total	$626,755	100.0%	$657,371	100.0%

Gross profit	410,213	65.5%	433,716	66.0%
Selling, general and administrative
expense	247,901	39.6%	256,990	39.1%

Asset impairment and net disposition
gains	(211)	—	(710)	(0.1%)

Operating income:
Financial Services	$72,977	20.8%	$100,816	25.9%
Direct Checks	54,661	34.9%	43,139	26.8%
Business Services	34,885	29.2%	33,481	31.1%

Total	$162,523	25.9%	$177,436	27.0%

Earnings before interest, taxes,
depreciation and amortization of
intangibles (EBITDA)(2)	$191,477	30.6%	$207,368	31.5%

        See Note 10 to the unaudited, consolidated financial statements included in this Report related to our reportable business segments.

        Revenue — Revenue decreased $30.6 million, or 4.7%, to $626.8 million for the first six months of 2003 from $657.4 million for the first six months of 2002. Unit volume was down 6.6% as compared to 2002 resulting primarily from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and the sluggish economy, lower direct mail response rates and lengthening reorder cycles for our Direct Checks segment and the timing of client gains and losses for our Financial Services segment. Partially offsetting the decrease in unit volume was a 2.0% increase in revenue per unit. The increase in revenue per unit was due to the continued strength in selling premium-priced licensed and specialty check designs and additional value-added services, as well as price increases, partially offset by increased competitive pricing pressure within our Financial Services segment.

        Gross profit — Gross profit decreased $23.5 million, or 5.4%, to $410.2 million for the first six months of 2003 from $433.7 million for the first six months of 2002. Gross margin decreased to 65.5% for the first six months of 2003 from 66.0% for the first six months of 2002. The decrease in gross margin was due primarily to the lower unit volume. Partially offsetting this decrease was the 2.0% increase in revenue per unit discussed earlier.

(2)

See the discussion of EBITDA presented earlier under Results of Operations — Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002. EBITDA for the first six months of 2003 and 2002 is derived from net income as follows (dollars in thousands):

	Six Months Ended June 30,
	2003	2002
Net income	$94,871	$109,265
Provision for income taxes	58,179	66,998
Interest expense, net	9,039	1,832
Depreciation	11,251	12,251
Amortization of intangibles	18,137	17,022

EBITDA	$191,477	$207,368

        Selling, general and administrative (SG&A) expense — SG&A expense decreased $9.1 million, or 3.5%, to $247.9 million for the first six months of 2003 from $257.0 million for the first six months of 2002. The decrease in SG&A expense was primarily due to lower discretionary spending as we manage through the challenging business and economic environments, including a $7.3 million decrease in advertising expense for the Direct Checks segment. While the majority of this decrease in advertising expense was due to the amount and timing of promotional spending to attract new customers, approximately $3 million was attributable to changes in accounting estimates. Further information concerning these changes in accounting estimates can be found later in the discussion of Critical Accounting Policies. These decreases were partially offset by higher commissions for our Business Services segment. As a percentage of revenue, SG&A expense increased to 39.6% for the first six months of 2003 from 39.1% for the first six months of 2002. The increase in SG&A expense as a percentage of revenue was primarily due to lower unit volume.

        Interest expense — Interest expense increased $7.2 million to $9.3 million for the first six months of 2003 from $2.1 million for the first six months of 2002. The increase was due to higher interest rates on long-term notes we issued in December 2002, as well as higher debt levels. In December 2002, we issued $300.0 million of senior, unsecured notes in conjunction with the financial strategy we announced in August 2002. These notes mature in December 2012 and have a coupon rate of 5.0%. During the first six months of 2003, we had weighted-average debt outstanding of $394.4 million at a weighted-average interest rate of 4.11%. During the first six months of 2002, we had weighted-average debt outstanding of $158.4 million at a weighted-average interest rate of 1.83%.

        Provision for income taxes — Our effective tax rate for the first six months of 2003 and 2002 was 38.0%.

        Net income — Net income decreased $14.4 million, or 13.2%, to $94.9 million for the first six months of 2003 from $109.3 million for the first six months of 2002. The decrease was primarily due to the revenue decrease and the increase in interest expense discussed earlier.

        Diluted earnings per share — Diluted earnings per share decreased $0.05, or 3.0%, to $1.64 for the first six months of 2003 from $1.69 for the first six months of 2002. Partially offsetting the decrease in net income was the net impact of a decrease in average shares outstanding due to our share repurchase programs. In January 2001, our board of directors approved the repurchase of up to 14 million shares of common stock and in August 2002, the board authorized the repurchase of an additional 12 million shares. As of June 30, 2003, 23.4 million shares had been repurchased under these authorizations. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.17 increase in earnings per share for the first six months of 2003 as compared to 2002.

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our results of operations do not include compensation expense for stock options issued under our stock incentive plan or for shares issued to employees under our current employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.03 lower for the six months ended June 30, 2003 and $0.02 lower for the six months ended June 30, 2002. This pro forma impact of stock-based compensation was calculated under a method consistent with that disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Segment Disclosures

        Financial Services — Financial Services sells checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention.

        The following table shows the results of this segment for the quarters and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$173,498	$196,595	$350,796	$388,884
Operating income	35,712	52,455	72,977	100,816
% of revenue	20.6%	26.7%	20.8%	25.9%

        Financial Services revenue decreased $23.1 million, or 11.7%, to $173.5 million for the second quarter of 2003 from $196.6 million for the second quarter of 2002. The decrease was primarily due to heightened price competition that resulted in greater product discounts, as well as lower unit volume. The volume decrease resulted from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and the sluggish economy, as well as the timing of client gains and losses. Additionally, 2002 results included $5.0 million from a contract buyout.

        Operating income decreased $16.8 million, or 31.9%, to $35.7 million for the second quarter of 2003 from $52.5 million for the second quarter of 2002. This decrease was a result of the revenue decline, partially offset by lower discretionary spending as we manage through the challenging business and economic environments. Additionally, during the second quarter of 2003, Financial Services recorded restructuring charges of $1.3 million for employee severance related to the planned closing of its check printing facility in Indianapolis, Indiana. The decision to close this plant was a result of our continuous efforts to meet strategic objectives. By moving this production to other facilities, we expect to enhance efficiencies, more fully utilize existing assets and increase profits. We anticipate that this facility will be closed by April 2004. The restructuring charges include estimated severance payments for 136 employees, which are payable under our on-going severance benefit plan. The restructuring charges are reflected as cost of goods sold in our consolidated statements of income for the quarter and six months ended June 30, 2003. The majority of the severance payments are expected to be completed by the third quarter of 2004, utilizing cash from operations. As of June 30, 2003, no payments had been made. As a result of the closing of this check printing facility, we expect to realize net cost savings of approximately $2 million per year within cost of goods sold, beginning in 2004. Reduced costs consist primarily of labor and facility expenses such as insurance, taxes, depreciation and maintenance. In addition to severance payments, we anticipate spending approximately $2 million during the remainder of 2003 for costs related to transferring production to other facilities. Of this amount, $1.5 million will be spent on improvements to the other check printing facilities. These expenditures will be capitalized and depreciated over the estimated useful lives of the improvements. The remaining expenses include plant rearrangement, equipment moves, training and hiring.

        Financial Services revenue decreased $38.1 million, or 9.8%, to $350.8 million for the first six months of 2003 from $388.9 million for the first six months of 2002. The decrease was due to lower volume resulting from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and the sluggish economy, as well as the timing of client gains and losses. Additionally, competitive pricing pressure continued to impact this segment. These revenue decreases were partially offset by increased sales of premium-priced licensed and specialty check designs and additional value-added services, as well as an April 2002 price increase. Operating income decreased $27.8 million, or 27.6%, to $73.0 million for the first six months of 2003 from $100.8 million for the first six months of 2002 primarily as a result of the revenue decline, partially offset by lower discretionary spending as we manage through the challenging business and economic environments.

        Direct Checks — Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited® and Designer® Checks brand names.

        The following table shows the results of this segment for the quarters and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$75,773	$79,882	$156,536	$160,755
Operating income	23,398	21,061	54,661	43,139
% of revenue	30.9%	26.4%	34.9%	26.8%

        Direct Checks revenue decreased $4.1 million, or 5.1%, to $75.8 million for the second quarter of 2003 from $79.9 million for the second quarter of 2002. Unit volume decreased from 2002 due to lower consumer response rates to direct mail advertisements and longer reorder cycles due to promotional strategies for multi-box orders and an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods and the sluggish economy. Offsetting the volume decline was an increase in revenue per unit due to the continued strength in selling premium-priced licensed and specialty check designs and additional value-added services. Operating income increased $2.3 million, or 11.1%, to $23.4 million for the second quarter of 2003 from $21.1 million for the second quarter of 2002. This increase was primarily due to efficiencies within the order entry and manufacturing functions, lower advertising expense and cost management efforts.

        Direct Checks revenue decreased $4.3 million, or 2.6%, to $156.5 million for the first six months of 2003 from $160.8 million for the first six months of 2002. Unit volume decreased from 2002 due to lower consumer response rates to direct mail advertisements and longer reorder cycles due to promotional strategies for multi-box orders and an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods and the sluggish economy. Offsetting the volume decline was an increase in revenue per unit due to the continued strength in selling premium-priced licensed and specialty check designs and additional value-added services, as well as price increases. Operating income increased $11.6 million, or 26.7%, to $54.7 million for the first six months of 2003 from $43.1 million for the first six months of 2002. The increase was primarily due to a $7.3 million decrease in advertising expense. While the majority of the decrease in advertising expense was due to the amount and timing of promotional spending to attract new customers, approximately $3 million was attributable to changes in accounting estimates. Further information concerning these changes in accounting estimates can be found later in the discussion of Critical Accounting Policies. For the full year, we anticipate that Direct Checks advertising expense will be comparable to 2002. Additionally, this segment benefited from efficiencies within the manufacturing and order entry functions and from cost management efforts.

        Business Services — Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. Through our business referral program, our financial institution clients refer new small business customers by calling us directly at the time of new account opening. Additionally, we are the endorsed provider of business checks and forms for Microsoft® Money and Microsoft Business Solutions. We also use a variety of direct marketing techniques to acquire and retain customers.

        The following table shows the results of this segment for the quarters and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$60,285	$51,986	$119,423	$107,732
Operating income	18,714	14,761	34,885	33,481
% of revenue	31.0%	28.4%	29.2%	31.1%

        Business Services revenue increased $8.3 million, or 16.0%, to $60.3 million for the second quarter of 2003 from $52.0 million for the second quarter of 2002. For the first six months of 2003, revenue increased $11.7 million, or 10.9%, to $119.4 million from $107.7 million for the first six months of 2002. The increases were due to higher revenue per unit resulting from improved selling techniques and price increases. Additionally, we began realizing the benefit of the Microsoft relationship. Partially offsetting these improvements was the overall decline in the number of checks being written due to the sluggish economy and the increasing use of alternative payment methods. Operating income increased $3.9 million, or 26.8%, to $18.7 million for the second quarter of 2003 from $14.8 million for the second quarter of 2002. For the first six months of 2003, operating income increased $1.4 million, or 4.2%, to $34.9 million from $33.5 million for the first six months of 2002. The increases were due to higher revenues, partially offset by higher commissions resulting from increased financial institution referrals and the Microsoft relationship.

Liquidity, Capital Resources and Financial Condition

        As of June 30, 2003, we had cash and cash equivalents of $7.0 million. The following table shows our cash flow activity for the first six months of 2003 and 2002 and should be read in conjunction with the consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2003	2002
Net cash provided by operating activities	$50,259	$121,358
Net cash used by investing activities	(11,348)	(21,463)
Net cash used by financing activities	(156,741)	(104,271)

Net decrease in cash and cash equivalents	$(117,830)	$(4,376)

        Net cash provided by operating activities decreased $71.1 million to $50.3 million for the first six months of 2003 from $121.4 million for the first six months of 2002. The decrease was due primarily to higher contract acquisition payments to financial institution clients within the Financial Services segment, the amount and timing of promotional spending to attract new customers within the Direct Checks segment and the lower earnings discussed earlier under Results of Operations.

        During the first six months of 2003, cash inflows generated from operations were utilized primarily to make employee profit sharing and pension contributions of $39.6 million, income tax payments of $36.2 million, contract acquisition payments to financial institution clients of $35.9 million and voluntary employee beneficiary association (VEBA) trust contributions of $32.0 million, as well as to fund changes in accounts receivable and deferred advertising costs. The net issuance of $215.2 million of commercial paper, cash on hand of $124.9 million at December 31, 2002, net cash provided by operating activities during the first six months of 2003 of $50.3 million and cash receipts of $11.3 million from shares issued under employee plans enabled us to spend $337.2 million on share repurchases, to pay dividends of $42.1 million and to purchase capital assets of $10.3 million.

        During the first six months of 2002, cash inflows generated from operations were utilized primarily to fund income tax payments of $41.2 million, employee profit sharing and pension contributions of $40.6 million, VEBA trust contributions of $25.5 million and contract acquisition payments to financial institution clients of $12.5 million. Net cash provided by operating activities during the first six months of 2002 of $121.4 million, the net issuance of $41.6 million of commercial paper, cash receipts of $24.7 million from shares issued under employee plans and cash on hand of $9.6 million at December 31, 2001 enabled us to spend $118.4 million on share repurchases, to pay dividends of $47.1 million and to purchase capital assets of $17.2 million.

        We believe that important measures of our financial strength are the ratios of earnings before interest and taxes (EBIT(3)) to interest expense and free cash flow(4) to total debt. We calculate free cash flow as cash provided by operating activities less purchases of capital assets and dividends paid to shareholders. EBIT to interest expense was 26.9 times on a four-quarter trailing basis through June 30, 2003 and 68.0 times for the year ended December 31, 2002. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio on a four-quarter trailing basis of 2.5 times. The decrease in 2003 was primarily due to higher interest expense resulting from the issuance of $300.0 million of senior, unsecured notes in December 2002. Although this additional interest expense will cause this ratio to decrease throughout the remainder of 2003, we believe the risk of violating our financial covenants is low. The comparable ratio of net income to interest expense was 16.3 times on a four-quarter trailing basis through June 30, 2003 and 42.2 times for the year ended December 31, 2002. Free cash flow to total debt was 12.3% on a four-quarter trailing basis through June 30, 2003 and 40.1% for the year ended December 31, 2002. The decrease was due to the lower level of cash flows from operating activities in the first six months of 2003 discussed earlier, as well as the increase in debt outstanding as of June 30, 2003 which was used primarily to fund our share repurchase program. The comparable ratio of net cash provided by operating activities to total debt was 35.6% on a four-quarter trailing basis through June 30, 2003 and 83.4% for the year ended December 31, 2002.

(3)

EBIT is not a measure of financial performance under GAAP. By excluding interest and income taxes, this measure of profitability can indicate whether a company’s earnings are adequate to pay its debts. We monitor this measure on an on-going basis, as we believe it illustrates our operating performance without regard to financing methods, capital structure or income taxes. We do not consider EBIT to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBIT is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of EBIT to interest expense illustrates how many times the current year’s EBIT covers the current year’s interest expense. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio. EBIT is derived from net income as follows (dollars in thousands):

	Twelve Months Ended
	June 30, 2003	December 31, 2002
Net income	$199,881	$214,274
Provision for income taxes	117,630	126,448
Interest expense, net	11,608	4,404

EBIT	$329,119	$345,126

(4)

Free cash flow is not a measure of financial performance under GAAP. We monitor free cash flow on an on-going basis, as it measures the amount of cash generated from our operating performance after investment initiatives and the payment of dividends. It represents the amount of cash available for interest payments, debt service, general corporate purposes and strategic initiatives. We do not consider free cash flow to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that free cash flow is a useful liquidity measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of free cash flow to debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities as follows (dollars in thousands):

	Twelve Months Ended
	June 30, 2003	December 31, 2002
Net cash provided by operating activities	$186,040	$257,139
Purchases of capital assets	(33,822)	(40,708)
Cash dividends paid to shareholders	(87,981)	(92,940)

Free cash flow	$64,237	$123,491

        As of June 30, 2003, we had $522.6 million of debt outstanding, comprised of $215.2 million of short-term debt and $307.4 million of long-term debt. Our short-term debt consists of commercial paper outstanding under a $300.0 million commercial paper program. Our commercial paper program carries a credit rating of A1/P1. If for any reason we were unable to access the commercial paper markets, we would rely on our committed lines of credit for liquidity. The average amount of commercial paper outstanding during the first six months of 2003 was $94.4 million at a weighted-average interest rate of 1.28%. As of June 30, 2003, $215.2 million was outstanding at a weighted-average interest rate of 1.19%. The average amount of commercial paper outstanding during 2002 was $152.9 million at a weighted-average interest rate of 1.77%. As of December 31, 2002, no commercial paper was outstanding.

        We have committed lines of credit for $350.0 million which support our commercial paper program. To the extent not needed to support outstanding commercial paper, we may borrow funds under these lines of credit. We have a $175.0 million line of credit which expires in mid-August 2003 and carries a commitment fee of seven basis points (.07%). We expect that we will be able to obtain a replacement line of credit at generally the same terms. We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of nine basis points (.09%). The credit agreements governing these lines of credit contain customary covenants regarding the ratio of EBIT to interest expense and levels of subsidiary indebtedness. We believe the risk of violating our financial covenants is low. No amounts were drawn on these lines during the first six months of 2003 or during 2002. As of June 30, 2003, $134.8 million was available under these lines of credit for borrowing and for support of up to $84.8 million of additional commercial paper.

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line during the first six months of 2003 or during 2002, and no amounts were outstanding under this line of credit as of June 30, 2003.

        In August 2002, our board of directors approved a financial strategy intended to reduce our cost of capital and as a result, increase leverage. This strategy would allow us to increase our debt level up to a maximum of $700 million. The additional debt would be a combination of both long-term and short-term borrowings and would be utilized in part to repurchase shares under a 12 million share repurchase program also approved by our board of directors in August 2002 as part of the financial strategy. As a result of this announcement, our long-term credit rating was downgraded to ‘A’ from ‘A+’ by Standard & Poor’s and was downgraded to ‘A2’ from ‘A1’ by Moody’s Investors Service. We still maintain a strong investment-grade credit rating and expect no impact on our ability to borrow. Our credit facilities do not have covenants or events of default tied to maintaining an investment-grade rating. In connection with this financial strategy, in December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The proceeds from the notes were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. We currently have no commitments to issue additional debt under this shelf registration. In August 2003, our board of directors authorized the repurchase of up to 10 million additional shares of our common stock. These 10 million shares are in addition to the 2.6 million shares remaining as of June 30, 2003 under the previous share repurchase authorization.

        Changes in financial condition – Other current assets increased $19.7 million to $41.3 million as of June 30, 2003 from $21.6 million as of December 31, 2002. The increase resulted from contributions made to the VEBA trust which we use to fund employee medical and severance costs. Contributions to the trust are generally made in the first quarter of the year. The trust funds are then used throughout the year to fund employee medical and severance costs. A contribution of $32.0 million was made to the trust in the first quarter of 2003.

        Other non-current assets increased $39.5 million to $140.4 million as of June 30, 2003 from $100.9 million as of December 31, 2002. The increase primarily related to contract acquisition payments of $35.9 million made to financial institution clients during the first six months of 2003. The number of checks being written has been in decline since the mid-1990s, contributing to increased competitive pressure when attempting to retain or obtain clients. Beginning in 2001, as competitive pressures intensified, both the number of financial institution clients receiving contract acquisition payments and the amount of the payments increased. Although we anticipate that we will continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid is dependent on numerous factors such as the number and timing of contract executions and renewals, the actions of our competitors, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. We do anticipate that these payments will continue to be a significant use of cash. Contract acquisition payments are capitalized when made and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. While these contract acquisition payments affect the timing of product discounts, they do not necessarily result in a reduction of net revenue. The result is only a change in the timing of the product discount (i.e., an up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract).

        Short-term debt increased to $215.2 million as of June 30, 2003 from zero as of December 31, 2002. This increase was due to the issuance of commercial paper during the first six months of the year as we continue to implement the financial strategy discussed earlier.

        Shareholders’ equity decreased $264.5 million to a deficit of $200.2 million as of June 30, 2003 from $64.3 million as of December 31, 2002. The decrease was due to the required accounting treatment for share repurchases. In August 2002, our board of directors approved the repurchase of up to 12 million shares of our common stock. Through June 30, 2003, we had repurchased 9.4 million shares at a cost of $391.6 million. Given the strength of our financial position, as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition.

Contractual Obligations

        A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2002. There were no significant changes to these obligations during the first six months of 2003.

Contingent Commitments/Off-balance Sheet Arrangements

        In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we will indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through June 30, 2003, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

Related Party Transactions

        We entered into no related party transactions during the first six months of 2003 or during 2002. We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

Critical Accounting Policies

        A description of our critical accounting policies has been provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2002. Other than the change to deferred advertising accounting estimates discussed below, there were no significant changes to these accounting policies during the first six months of 2003.

        Deferred advertising costs — During the first quarter of 2003, we reviewed our various marketing programs and the related revenues generated from these programs. As a result of this review, we modified the estimated revenue streams over which our deferred advertising costs are amortized. We shortened the amortization periods from an average of 18 months to a maximum of 18 months, and we revised our pattern of amortization to reflect the fact that due to our promotional strategies, a larger proportion of revenues are generated from reorders than from initial orders. Additionally, the increasing use of alternative payment methods, the sluggish economy and our promotional strategies for multi-box orders have resulted in a lengthening of the check reorder cycle. The net impact of these changes in accounting estimates resulted in a decrease in SG&A expense of approximately $2 million during the second quarter of 2003 and approximately $3 million through the first six months of 2003. In both periods, lower expense due to the revised pattern of amortization and the lengthening reorder cycle was partially offset by the shortened amortization period. For the full year, we anticipate that Direct Checks advertising expense will be comparable to 2002.

Other Matters

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation in 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. Adoption of this interpretation had no impact on our results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtain an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, the provisions of this interpretation are applicable no later than July 1, 2003. Adoption of this statement did not result in the consolidation or disclosure of any variable interest entities in which we maintain an interest.

         In August 2003, our board of directors authorized the repurchase of up to 10 million additional shares of our common stock. These 10 million shares are in addition to the 2.6 million shares remaining as of June 30, 2003 under the previous share repurchase authorization. Share repurchases are intended to enhance shareholder value by allowing us to: (1) manage to our target capital structure; (2) acquire shares from time to time, at prices we believe to be opportunistic; and (3) minimize dilution resulting from shares issued through our employee stock purchase and stock incentive plans.

Outlook

        We believe current economic and business conditions are having an impact on our results of operations. We have observed a decline in check usage as continued growth in alternative payment methods, economic uncertainty and low consumer confidence translate into fewer checks written. In addition, we continue to operate in a highly competitive industry and have experienced increased pricing pressure within our Financial Services segment. While we cannot predict what impact these or other factors will have on our results of operations, our plan is to continue to manage expenses, invest in our business and purchase capital assets when they will reduce operating expenses, increase productivity or profitably increase revenue.

        We continue to implement initiatives throughout the company that are directly related to our growth strategy. Our growth strategy is to leverage our core competencies of personalization, direct marketing and e-commerce. We intend to add services and expand product offerings, as well as use selling strategies that maximize revenue and profit contribution per customer. In addition, we intend to invest in technology and processes that will lower our cost structure and enhance our revenue opportunities. We also continue to consider acquisitions which would leverage our core competencies and be accretive to earnings per share and cash flow.

        Notwithstanding the loss of some unit volume due to one large client’s decision to go to a single source supplier relationship with their primary check supplier, we anticipate a modest increase in units in the second half of 2003 on a year-over-year basis as we begin to realize the impact of other recent client gains. Additionally, we expect Business Services to continue benefiting from alliances with Microsoft Money and Microsoft Business Solutions. These alliances make Business Services the endorsed supplier of checks and forms for these Microsoft products. We anticipate that these increases will be offset by a continuing decline in check usage and the impact of competitive pricing pressure.

        Cost management and productivity improvements, including the closing of our check printing facility in Indianapolis, Indiana and the continuing transformation to lean and cellular manufacturing concepts, are expected to continue. We will also continue to closely monitor discretionary spending. Interest expense will be higher in 2003 due to the $300.0 million of senior, unsecured notes issued in December 2002. These notes mature in December 2012 and have a coupon rate of 5.0%. We expect diluted earnings per share to be between $0.93 and $0.97 for the third quarter of 2003 and approximately $3.50 for the full year, excluding the impact of additional share repurchases after June 30, 2003.

         We have no current plans to change our dividend payout level and anticipate continuing to repurchase shares. In August 2003, our board of directors authorized the repurchase of up to 10 million additional shares of our common stock. The new authorization supplements the 12 million share repurchase authorization announced in August 2002 under which we have purchased approximately 10 million shares through August 1, 2003. As a result, our shareholders’ equity will continue to be in a deficit position as a result of the required accounting treatment for share repurchases. Given the strength of our financial position as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition. Although we do anticipate that our ratio of EBIT to interest expense will decline throughout the remainder of 2003 due to the increase in interest expense resulting from the issuance of the $300.0 million of senior, unsecured notes in December 2002, as well as higher overall debt levels, we believe the risk of violating our financial covenants is low.

        We expect to spend less than $35 million on purchases of capital assets during 2003, lower than previously anticipated. The reduction is in response to the challenging business and economic environments. Approximately $20 million is expected to be devoted to maintaining our business, with the remainder targeted for strategic initiatives to drive revenue growth, reduce costs or improve productivity.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        We are exposed to changes in interest rates primarily as a result of the borrowing activities used to maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first six months of 2003, we continued to utilize commercial paper to fund share repurchases and working capital requirements. Additionally, we also utilized the proceeds from the $300.0 million of senior, unsecured notes we issued in December 2002. These notes mature in December 2012 and have a coupon rate of 5.0%. We also have various lines of credit available and capital lease obligations. As of June 30, 2003, we had $215.2 million of commercial paper outstanding at a weighted-average interest rate of 1.19%. The carrying value of this debt approximates its fair value due to its short-term duration. The fair value of our $300.0 million notes was estimated to be $315.9 million as of June 30, 2003, based on quoted market rates. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors.

        Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.5 million for the first six months of 2003 and $0.8 million for the first six months of 2002.

        During 2002, we entered into two forward rate lock agreements to effectively hedge, or lock-in, the annual interest rate on $150.0 million of the $300.0 million notes issued in December 2002. Upon issuance of the notes, these lock agreements were terminated, yielding a deferred pre-tax loss of $4.0 million, which is reflected in accumulated other comprehensive loss in our consolidated balance sheets. This amount is being reclassified ratably to our statements of income as an increase to interest expense over the ten-year term of the notes.

Item 4. Controls and Procedures

    (a)        Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective at alerting them on a timely basis of material information required to be included in our periodic filings with the Securities and Exchange Commission.

    (b)        Internal Control over Financial Reporting: There were no significant changes in our internal control over financial reporting during the most recent fiscal quarter or, to our knowledge, in other factors which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Other than routine litigation incidental to our business, we are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our annual shareholders’ meeting on April 29, 2003.

        51,353,880 shares were represented (87.99% of the 58,363,712 shares outstanding and entitled to vote at the meeting). Two items were considered at the meeting and the results of the voting were as follows:

        1.     Election of Directors:

        The nominees in the proxy statement were: Ronald E. Eilers, Daniel D. Granger, Barbara B. Grogan, Charles A. Haggerty, Cheryl Mayberry McKissack, Lawrence J. Mosner, Stephen P. Nachtsheim, Martyn R. Redgrave and Robert C. Salipante. The results were as follows:

Election of Directors	For	Withhold
Ronald E. Eilers	50,755,472	598,408
Daniel D. Granger	48,163,606	3,190,274
Barbara B. Grogan	50,633,170	720,710
Charles A. Haggerty	50,760,588	593,292
Cheryl Mayberry McKissack	50,758,795	595,085
Lawrence J. Mosner	50,253,055	1,100,825
Stephen P. Nachtsheim	50,753,163	600,717
Martyn R. Redgrave	50,705,256	648,624
Robert C. Salipante	50,705,137	648,743

        2.     Ratification of the selection of PricewaterhouseCoopers LLP as independent auditors:

For:	50,496,874
Against:	526,505
Abstain:	330,501

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

        Although we are the leading check printer in the United States, we face considerable competition. In addition to competition from alternative payment systems, we also face intense competition from other check printers in our traditional financial institution sales channel, from direct mail sellers of checks and from sellers of business checks and forms. Additionally, we face competition from check printing software vendors and, increasingly, from Internet-based sellers of checks to individuals and small businesses. The corresponding pricing pressure placed on us has resulted in reduced profit margins and these pressures are expected to continue in the future. We cannot assure you that we will be able to compete effectively against current and future competitors. Continued competition could result in price reductions, reduced margins, loss of customers and an increase in up-front cash payments to financial institutions upon contract execution or renewal.

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

        In August 2002, we announced that our board of directors approved the repurchase of up to 12 million shares of our common stock. In August 2003, the board authorized the repurchase of up to 10 million additional shares. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase under these authorizations.

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

        Increases in production costs such as labor, paper and delivery could adversely affect our profitability. Events resulting in an inability of contractual service providers to perform their obligations, such as extended labor strikes, can also adversely impact our margins by requiring us to secure alternate providers at higher costs. In addition, the profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising, and there can be no assurances regarding the future cost, effectiveness and/or availability of suitable advertising media. Competitive pressures may inhibit our ability to reflect any of these increased costs in the prices of our products.

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

       31.1         CEO Certification of Periodic Report pursuant to Section 302 of the              Filed
                    Sarbanes-Oxley Act of 2002                                                      herewith

       31.2         CFO Certification of Periodic Report pursuant to Section 302 of the              Filed
                    Sarbanes-Oxley Act of 2002                                                      herewith

       32.1         CEO and CFO Certification of Periodic Report pursuant to Section 906 of the    Furnished
                    Sarbanes-Oxley Act of 2002                                                      herewith

          ___________________
      *Incorporated by reference
(b) Reports on Form 8-K:

A Form 8-K was furnished to the Securities and Exchange Commission on April 17, 2003, reporting results from first quarter, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: August 7, 2003	/s/ Lawrence J. Mosner Lawrence J. Mosner Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2003	/s/ Douglas J. Treff Douglas J. Treff Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2003	/s/ Katherine L. Miller Katherine L. Miller Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

   Exhibit No.                          Description                                             Page Number
   -----------                          -----------                                             -----------
        12.1        Statement re: computation of ratios

        31.1        CEO Certification of Periodic Report pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

        31.2        CFO Certification of Periodic Report pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

        32.1        CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002