Form 10-Q
period 2003-09-30
DELUXE CORP
filed 2003-11-12
CIK 27996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-7945

DELUXE CORPORATION (Exact name of registrant as specified in its charter)

MINNESOTA	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N.
Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

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
  Yes  ✓   No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at November 4, 2003 was 50,542,657.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELUXE CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2003	December 31, 2002
	(Dollars in thousands, except share par value)
Current Assets:
Cash and cash equivalents	$3,437	$124,855
Trade accounts receivable (net of allowance for doubtful
accounts of $2,047 and $1,850, respectively)	32,054	32,925
Inventories and supplies	18,848	20,287
Other current assets	28,814	21,579

Total current assets	83,153	199,646
Long-term Investments	40,484	40,205
Property, Plant, and Equipment (net of accumulated depreciation of
$297,362 and $295,521, respectively)	128,386	140,042
Intangibles (net of accumulated amortization of $163,286 and
$135,201, respectively)	88,069	105,976
Goodwill	82,237	82,237
Other Non-current Assets	135,591	100,867

Total assets	$557,920	$668,973

Current Liabilities:
Accounts payable	$45,503	$57,857
Accrued liabilities	146,157	155,312
Short-term debt	200,090	—
Long-term debt due within one year	1,212	1,610

Total current liabilities	392,962	214,779
Long-term Debt	355,851	306,589
Deferred Income Taxes	49,964	54,453
Other Long-term Liabilities	30,392	28,836
Shareholders’ (Deficit) Equity:
Common shares $1 par value (authorized: 500,000,000 shares;
issued: 2003 - 51,284,658; 2002 - 61,445,894)	51,285	61,446
Retained (deficit) earnings	(320,228)	5,380
Unearned compensation	(8)	(24)
Accumulated other comprehensive loss	(2,298)	(2,486)

Total shareholders’ (deficit) equity	(271,249)	64,316

Total liabilities and shareholders’ (deficit) equity	$557,920	$668,973

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

		Quarter Ended September 30,		Nine Months Ended September 30,
		2003	2002	2003	2002

		(dollars in thousands, except per share amounts)
	Revenue	$314,869	$319,773	$941,623	$977,144
	Cost of goods sold	105,974	107,794	322,515	331,449

	Gross Profit	208,895	211,979	619,108	645,695

	Selling, general and administrative expense	120,914	124,755	368,815	381,746
	Asset impairment and net disposition losses (gains)	319	675	108	(35)

	Operating Income	87,662	86,549	250,185	263,984
	Other (expense) income	(424)	(480)	(858)	180

	Income Before Interest and Taxes	87,238	86,069	249,327	264,164

	Interest expense	(4,934)	(1,203)	(14,205)	(3,296)
	Interest income	75	103	308	364

	Income Before Income Taxes	82,379	84,969	235,430	261,232

	Provision for income taxes	24,197	32,306	82,377	99,304

	Net Income	$58,182	$52,663	$153,053	$161,928

Earnings per Share:	Basic	$1.10	$0.85	$2.74	$2.56
	Diluted	$1.09	$0.83	$2.71	$2.53

	Cash Dividends per Share	$0.37	$0.37	$1.11	$1.11

	Total Comprehensive Income	$58,245	$52,663	$153,241	$161,928

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine Months Ended September 30,
		2003	2002

		(dollars in thousands)
	Cash Flows from Operating Activities:
	Net income	$153,053	$161,928
	Adjustments to reconcile net income to net cash provided by operating
	activities:
	Depreciation	16,445	18,138
	Amortization of intangibles	27,696	25,678
	Amortization of contract acquisition payments	18,783	11,399
	Other non-cash items, net	7,671	4,885
	Changes in assets and liabilities:
	Trade accounts receivable	871	(8,811)
	Inventories and supplies	1,287	1,739
	Other current assets	(5,218)	(9,583)
	Contract acquisition payments	(44,553)	(33,514)
	Deferred advertising costs	(10,916)	3,719
	Other non-current assets	(6,444)	(3,094)
	Accounts payable	(5,579)	2,806
	Accrued liabilities and other long-term liabilities	(2,147)	2,453

	Net cash provided by operating activities	150,949	177,743

	Cash Flows from Investing Activities:
	Purchases of capital assets	(15,672)	(26,589)
	Other	(852)	(3,300)

	Net cash used by investing activities	(16,524)	(29,889)

	Cash Flows from Financing Activities:
	Net borrowings on short-term debt	200,090	39,800
	Proceeds from long-term debt, net of debt issuance costs	49,825	—
	Payments on long-term debt	(1,326)	(1,352)
	Change in book overdrafts	(6,775)	(5,114)
	Payments for common stock repurchased	(453,234)	(146,961)
	Proceeds from issuing shares under employee plans	17,328	28,612
	Cash dividends paid to shareholders	(61,751)	(70,115)

	Net cash used by financing activities	(255,843)	(155,130)

	Net Decrease in Cash and Cash Equivalents	(121,418)	(7,276)
Cash and Cash Equivalents:	Beginning of Period	124,855	9,571

	End of Period	$3,437	$2,295

-

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Consolidated financial statements

                The consolidated balance sheet as of September 30, 2003, the consolidated statements of income for the quarters and nine months ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this Report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

                The following table presents pro forma net income and earnings per share as if the fair value method of SFAS No. 123 had been applied to all outstanding and unvested awards in each period presented (dollars in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$58,182	$52,663	$153,053	$161,928
Add: Employee stock-based compensation expense included in net income, net of tax	(67)	424	408	1,541

Deduct: Fair value employee stock-based compensation expense, net of tax	(1,140)	(1,314)	(3,548)	(3,888)

Pro forma net income	$56,975	$51,773	$149,913	$159,581

Earnings per share:
Basic - as reported	$1.10	$0.85	$2.74	$2.56
pro forma	1.08	0.83	2.69	2.53
Diluted - as reported	1.09	0.83	2.71	2.53
pro forma	1.07	0.82	2.67	2.49

Note 3: New accounting pronouncements

                In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation in 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. Adoption of this interpretation has had no impact on our results of operations or financial position.

                In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtain an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, we adopted the provisions of this interpretation on July 1, 2003. Adoption of this statement did not result in the consolidation or disclosure of any variable interest entities in which we maintain an interest.

Note 4: Supplementary balance sheet information

                Inventories and supplies were comprised of the following (dollars in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$2,615	$2,833
Semi-finished goods	5,212	6,065
Finished goods	881	771

Total inventories	8,708	9,669
Supplies	10,140	10,618

Inventories and supplies	$18,848	$20,287

                Other current assets were comprised of the following (dollars in thousands):

	September 30, 2003	December 31, 2002

Pre-payment to voluntary employee
beneficiary association trust	$20,719	$7,285
Other	8,095	14,294

Other current assets	$28,814	$21,579

                Other non-current assets were comprised of the following (dollars in thousands):

	September 30, 2003	December 31, 2002

Contract acquisition payments, net	$80,336	$55,259
Deferred advertising costs	28,174	17,258
Prepaid post-retirement asset	15,941	16,330
Other	11,140	12,020

Other non-current assets	$135,591	$100,867

                Accrued liabilities were comprised of the following (dollars in thousands):

	September 30, 2003	December 31, 2002

Income taxes	$46,896	$27,688
Rebates	25,818	25,900
Employee profit sharing and pension	16,468	49,757
Wages, including vacation pay	12,763	10,809
Other	44,212	41,158

Accrued liabilities	$146,157	$155,312

Note 5: Earnings Per Share

                The following table reflects the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Earnings per share-basic:
Net income	$58,182	$52,663	$153,053	$161,928
Weighted average shares outstanding	52,735	62,222	55,769	63,180

Earnings per share-basic	$1.10	$0.85	$2.74	$2.56

Earnings per share-diluted:
Net income	$58,182	$52,663	$153,053	$161,928
Weighted average shares outstanding	52,735	62,222	55,769	63,180
Dilutive impact of options	726	814	739	903
Shares contingently issuable	10	46	11	29

Weighted average shares and potential dilutive
shares outstanding	53,471	63,082	56,519	64,112

Earnings per share-diluted	$1.09	$0.83	$2.71	$2.53

                During the quarters and nine months ended September 30, 2003 and 2002, options to purchase 1.2 million common shares were outstanding but were not included in the computation of diluted earnings per share. The exercise prices of the excluded options were greater than the average market price of Deluxe’s common shares during the respective periods.

Note 6: Restructuring charges

                During the third quarter of 2003, we recorded restructuring charges of $1.5 million for employee severance related to reductions in selling, general and administrative (SG&A) employees within the Financial Services segment. These reductions are the result of our continuous efforts to manage costs. Cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. The restructuring charges include estimated severance payments for 48 employees, which are payable under our on-going severance benefit plan. We anticipate that these reductions will be completed in the fourth quarter of 2003. The related severance payments are expected to be completed in the first half of 2004, utilizing cash from operations. As of September 30, 2003, no payments had been made. The restructuring charges are reflected as SG&A expense in our consolidated statements of income for the quarter and nine months ended September 30, 2003.

                During the second quarter of 2003, we recorded restructuring charges of $1.3 million for employee severance related to the planned closing of our Financial Services check printing facility in Indianapolis, Indiana. By moving this production to other facilities, we expect to enhance efficiencies and more fully utilize existing assets. The expertise we have developed in logistics, productivity and inventory management allows us to reduce the number of production facilities while still meeting client expectations. We anticipate that this facility will be closed by April 2004. The restructuring charges include estimated severance payments for 136 employees, which are payable under our on-going severance benefit plan. The restructuring charges are reflected as cost of goods sold in our consolidated statement of income for the nine months ended September 30, 2003. The majority of the severance payments are expected to be completed by the third quarter of 2004, utilizing cash from operations.

                Restructuring accruals of $2.7 million as of September 30, 2003 and $1.2 million as of December 31, 2002 are reflected in accrued liabilities in the consolidated balance sheets. The accruals related to 2001 and 2002 initiatives encompassed various employee reductions within all three business segments. The status of these restructuring accruals as of September 30, 2003 was as follows (dollars in thousands):

	2001 initiatives		2002 initiatives		2003 initiatives		Total

	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Balance, December 31, 2002	$274	4	$881	65	$—	—	$1,155	69
Restructuring charges	—	—	—	—	2,786	184	2,786	184
Restructuring reversals	(241)	(4)	—	—	—	—	(241)	(4)
Severance paid	(33)	—	(881)	(65)	(39)	(3)	(953)	(68)

Balance, September 30, 2003	$—	—	$—	—	$2,747	181	$2,747	181

Cumulative amounts paid
through September 30, 2003	$3,707	266	$1,487	121	$39	3	$5,233	390

Note 7: Provision for income taxes

                Our effective tax rate was 29.4% for the quarter ended September 30, 2003 and 35.0% for the nine months ended September 30, 2003. Our effective tax rate for the same periods in 2002 was 38.0%. During the third quarter of 2003, we reversed $7.3 million of previously established income tax reserves. A prior year federal audit period was closed due to the expiration of the statute of limitations, and we reached agreements with two states to favorably settle proposed income tax audit assessments. As a result, the related reserves were no longer required.

Note 8: Debt

                Total debt outstanding was comprised of the following (dollars in thousands):

	September 30, 2003	December 31, 2002

5.0% senior, unsecured notes due December
15, 2012, net of discount	$298,257	$298,115
2.75% medium-term notes due September 15, 2006	50,000	—
Long-term portion of capital lease
obligations	7,594	8,474

Long-term debt	355,851	306,589
Commercial paper	200,090	—
Short-term portion of capital lease obligations	1,212	1,610

Total debt	$557,153	$308,199

                Our short-term debt consists of commercial paper outstanding under a $350.0 million commercial paper program. Our commercial paper program was increased to $350.0 million from $300.0 million during the third quarter of 2003. The average amount of commercial paper outstanding during the first nine months of 2003 was $132.1 million at a weighted-average interest rate of 1.18%. As of September 30, 2003, $200.1 million was outstanding at a weighted-average interest rate of 1.10%. The average amount of commercial paper outstanding during 2002 was $152.9 million at a weighted-average interest rate of 1.77%. As of December 31, 2002, no commercial paper was outstanding.

                We have committed lines of credit for $350.0 million which primarily support our commercial paper program. To the extent not needed to support outstanding commercial paper, we may borrow funds under these lines of credit. We have a 364-day line of credit for $175.0 million which expires in August 2004 and carries a commitment fee of seven basis points (.07%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of nine basis points (.09%). The credit agreements governing these lines of credit contain customary covenants regarding the ratio of earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first nine months of 2003 or during 2002. As of September 30, 2003, $149.9 million was available under these lines of credit for borrowing or for support of additional commercial paper.

                We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line during the first nine months of 2003 or during 2002, and no amounts were outstanding under this line of credit as of September 30, 2003.

                In December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The notes include covenants that place restrictions on the issuance of debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. The fair value of these notes was estimated to be $308.4 million as of September 30, 2003, based on quoted market rates.

                On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. In September 2003, we established a $250.0 million medium-term note program under this shelf registration and issued $50.0 million of medium-term notes. These notes mature in September 2006 and have a coupon rate of 2.75%. The notes include covenants that place restrictions on the issuance of debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. The fair value of these notes was estimated to be $50.4 million as of September 30, 2003, based on quoted market rates.

Note 9: eFunds indemnification

                In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we would indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through September 30, 2003, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

Note 10: Shareholders’ equity

                Shareholders’ equity declined from $262.8 million as of December 31, 2000 to a deficit of $271.2 million as of September 30, 2003, primarily as a result of the required accounting treatment for our share repurchase programs. In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. These repurchases were completed in June 2002 at a cost of $463.8 million. In August 2002, our board of directors approved the repurchase of an additional 12 million shares. These repurchases were completed in September 2003 at a cost of $503.2 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. Through September 30, 2003, 0.1 million of these additional shares had been repurchased at a cost of $4.5 million.

                Changes in shareholders’ (deficit) equity during the first nine months of 2003 were as follows (dollars in thousands):

	Common shares	Additional paid-in capital	Retained earnings (deficit)	Unearned compensation	Accumulated other comprehensive loss	Total

Balance, December 31, 2002	$61,446	$—	$5,380	$(24)	$(2,486)	$64,316
Net income	—	—	153,053	—	—	153,053
Cash dividends	—	—	(61,751)	—	—	(61,751)
Common stock issued	761	16,567	—	—	—	17,328
Tax benefit of stock option plans	—	4,232	—	—	—	4,232
Common stock repurchased	(10,880)	(25,444)	(416,910)	—	—	(453,234)
Other common stock retired	(42)	(1,732)	—	—	—	(1,774)
Stock-based compensation and
related amortization	—	6,377	—	16	—	6,393
Amortization of loss on derivatives	—	—	—	—	188	188

Balance, September 30, 2003	$51,285	$—	$(320,228)	$(8)	$(2,298)	$(271,249)

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

                The following is our segment information as of and for the quarters and nine months ended September 30, 2003 and 2002 (dollars in thousands):

Quarter Ended September 30, 2003 and 2002

		Reportable Business Segments
		Financial Services	Direct Checks	Business Services	Corporate	Consolidated
Revenue from external	2003	$176,328	$75,105	$63,436	$—	$314,869
customers:	2002	189,170	75,933	54,670	—	319,773

Operating income:	2003	40,984	24,069	22,609	—	87,662
	2002	46,525	21,517	18,507	—	86,549

Depreciation and	2003	11,332	2,030	1,391	—	14,753
amortization expense:	2002	11,604	1,901	1,038	—	14,543

Total assets:	2003	276,234	147,885	33,245	100,556	557,920
	2002	295,477	142,596	33,128	86,098	557,299

Capital purchases:	2003	1,843	682	206	2,628	5,359
	2002	6,265	589	1,651	885	9,390

Nine Months Ended September 30, 2003 and 2002

		Reportable Business Segments
		Financial Services	Direct Checks	Business Services	Corporate	Consolidated
Revenue from external	2003	$527,123	$231,641	$182,859	$—	$941,623
customers:	2002	578,054	236,688	162,402	—	977,144

Operating income:	2003	113,961	78,730	57,494	—	250,185
	2002	147,342	64,656	51,986	—	263,984

Depreciation and	2003	33,974	5,987	4,180	—	44,141
amortization expense:	2002	34,763	5,759	3,294	—	43,816

Total assets:	2003	276,234	147,885	33,245	100,556	557,920
	2002	295,477	142,596	33,128	86,098	557,299

Capital purchases:	2003	6,598	2,002	1,118	5,954	15,672
	2002	19,909	3,065	2,363	1,252	26,589

Note 12: Subsequent events

                During October 2003, we made the decision to close two additional Financial Services check printing facilities located in Pittsburgh, Pennsylvania and Campbell, California. This decision was the result of our continuous efforts to manage costs. Cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. The expertise we have developed in logistics, productivity and inventory management allows us to reduce the number of production facilities while still meeting client expectations. In the fourth quarter of 2003, we expect to record restructuring charges for these facility closures of approximately $3 million. The restructuring charges will include estimated severance payments for approximately 200 employees, which will be payable under our on-going severance benefit plan, and will be reflected as cost of goods sold in our consolidated statement of income for the year ended December 31, 2003. We anticipate that these facilities will be closed by September 2004. The majority of the severance payments are expected to be completed by mid-2005, utilizing cash from operations.

                Also during October 2003, the decision was made to further reduce SG&A employees. Again, this is a result of our on-going cost management efforts. We are still finalizing the details of these employee reductions and expect to record restructuring charges of approximately $2 million for employee severance in the fourth quarter of 2003.

                We continue to evaluate initiatives underway to ensure that they meet our strategic objectives of revenue growth, customer loyalty, talent and diversity in our workforce, cost management or transformation. When evaluating our initiatives we ensure that we allocate our available resources wisely and that the amount of our investments is justified based on expected returns. As a result of these evaluations, we expect to record asset impairment charges in the fourth quarter of 2003. These charges relate to investments in software and manufacturing technology. The impaired assets will be written-down to their fair market values during the fourth quarter of 2003. We are still in the process of determining the fair market values of these assets.

                In November 2003, we issued $25.0 million of two-year notes under our $250.0 million medium-term notes program. These notes mature in November 2005 and have an interest rate of 3-month LIBOR plus .05%. The interest rate will be reset on a quarterly basis. The notes include covenants that place restrictions on the issuance of debt that would be senior to the notes and the execution of certain sale-leaseback arrangements.

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

Results of Operations – Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002

                The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended September 30,
	2003		2002
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Financial Services	$176,328	56.0%	$189,170	59.2%
Direct Checks	75,105	23.9%	75,933	23.7%
Business Services	63,436	20.1%	54,670	17.1%

Total	$314,869	100.0%	$319,773	100.0%

Gross profit	208,895	66.3%	211,979	66.3%
Selling, general and administrative
expense	120,914	38.4%	124,755	39.0%
Asset impairment and net disposition
losses	319	0.1%	675	0.2%

Operating income:
Financial Services	$40,984	23.2%	$46,525	24.6%
Direct Checks	24,069	32.0%	21,517	28.3%
Business Services	22,609	35.6%	18,507	33.9%

Total	$87,662	27.8%	$86,549	27.1%

Earnings before interest, taxes,
depreciation and amortization of
intangibles (EBITDA)(1)	$101,991	32.4%	$100,612	31.5%

                See Note 11 to the unaudited, consolidated financial statements included in this Report for discussion of the accounting policies for our reportable business segments.

                Revenue — Revenue decreased $4.9 million, or 1.5%, to $314.9 million for the third quarter of 2003 from $319.8 million for the third quarter of 2002. Revenue per unit was down 0.9% as compared to 2002 due to increased competitive pricing pressure within our Financial Services segment, partially offset by the continued strength in selling premium-priced licensed and specialty check designs and additional value-added services. Unit volume was down 0.6% as compared to 2002 resulting from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and the sluggish economy, as well as lower direct mail consumer response rates and lengthening reorder cycles for our Direct Checks segment. These decreases in unit volume were partially offset by the impact of financial institution client gains within our Financial Services and Business Services segments.

(1)	EBITDA is not a measure of financial performance under generally accepted accounting principles (GAAP). We disclose EBITDA because it can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBITDA, as we believe that an increasing EBITDA depicts increased ability to attract financing and increases the valuation of our business. We do not consider EBITDA to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBITDA is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. EBITDA is derived from net income as follows (dollars in thousands):

	Quarter Ended September 30,
	2003	2002

Net income	$58,182	$52,663
Provision for income taxes	24,197	32,306
Interest expense, net	4,859	1,100
Depreciation	5,194	5,887
Amortization of intangibles	9,559	8,656

EBITDA	$101,991	$100,612

                Gross profit — Gross profit decreased $3.1 million, or 1.5%, to $208.9 million for the third quarter of 2003 from $212.0 million for the third quarter of 2002. Gross margin was flat at 66.3% for the third quarters of 2003 and 2002. The impact of lower revenue per unit and unit volume was offset by productivity improvements and cost management efforts.

                Selling, general and administrative (SG&A) expense — SG&A expense decreased $3.9 million, or 3.1%, to $120.9 million for the third quarter of 2003 from $124.8 million for the third quarter of 2002. As a percentage of revenue, SG&A expense decreased to 38.4% for the third quarter of 2003 from 39.0% for the third quarter of 2002. The decrease was primarily due to lower performance-based employee compensation and lower discretionary spending and cost management efforts as we manage through the challenging business and economic environments. These decreases were partially offset by higher commissions for our Business Services segment.

                Interest expense — Interest expense increased $3.7 million to $4.9 million for the third quarter of 2003 from $1.2 million for the third quarter of 2002. The increase was due to higher interest rates on long-term notes we issued in December 2002, as well as higher debt levels. In December 2002, we issued $300.0 million of senior, unsecured notes in conjunction with the financial strategy we announced in August 2002. These notes mature in December 2012 and have a coupon rate of 5.0%. During the third quarter of 2003, we had weighted-average debt outstanding of $516.6 million at a weighted-average interest rate of 3.39%. During the third quarter of 2002, we had weighted-average debt outstanding of $168.5 million at a weighted-average interest rate of 1.80%.

                Provision for income taxes — Our effective tax rate for the third quarter of 2003 decreased to 29.4% from 38.0% for the third quarter of 2002. During the third quarter of 2003, we reversed $7.3 million of previously established income tax reserves. A prior year federal audit period was closed due to the expiration of the statute of limitations, and we reached agreements with two states to favorably settle proposed income tax audit assessments. As a result, the related reserves were no longer required. Excluding these reserve reversals, our effective tax rate for the third quarter of 2003 would have been 38.2%.

                Net income — Net income increased $5.5 million, or 10.5%, to $58.2 million for the third quarter of 2003 from $52.7 million for the third quarter of 2002. The increase was primarily due to the lower provision for income taxes and the reduction in SG&A expense discussed earlier.

                Diluted earnings per share — Diluted earnings per share increased $0.26, or 31.3%, to $1.09 for the third quarter of 2003 from $0.83 for the third quarter of 2002. The increase was due to the net decrease in average shares outstanding due to our share repurchase programs, as well as higher net income. In August 2002, our board of directors authorized the repurchase of 12 million shares of our common stock and in August 2003, the board authorized the repurchase of up to 10 million additional shares. As of September 30, 2003, 12.1 million shares had been repurchased under these authorizations. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.17 increase in earnings per share for the third quarter of 2003 as compared to 2002.

                As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our results of operations do not include compensation expense for stock options issued under our stock incentive plan or for shares issued to employees under our current employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.02 lower for the third quarter of 2003 and $0.01 lower for the third quarter of 2002. This pro forma impact of stock-based compensation was calculated under a method consistent with that disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations – Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

                The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Nine Months Ended September 30,
	2003		2002
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Financial Services	$527,123	56.0%	$578,054	59.2%
Direct Checks	231,641	24.6%	236,688	24.2%
Business Services	182,859	19.4%	162,402	16.6%

Total	$941,623	100.0%	$977,144	100.0%

Gross profit	619,108	65.7%	645,695	66.1%
Selling, general and administrative
expense	368,815	39.2%	381,746	39.1%
Asset impairment and net disposition
losses (gains)	108	—	(35)	—
Operating income:
Financial Services	$113,961	21.6%	$147,342	25.5%
Direct Checks	78,730	34.0%	64,656	27.3%
Business Services	57,494	31.4%	51,986	32.0%

Total	$250,185	26.6%	$263,984	27.0%

Earnings before interest, taxes,
depreciation and amortization of
intangibles (EBITDA)(2)	$293,468	31.2%	$307,980	31.5%

                See Note 11 to the unaudited, consolidated financial statements included in this Report for discussion of the accounting policies for our reportable business segments.

                Revenue — Revenue decreased $35.5 million, or 3.6%, to $941.6 million for the first nine months of 2003 from $977.1 million for the first nine months of 2002. Unit volume was down 4.7% as compared to 2002 resulting primarily from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and the sluggish economy. Additionally, lower direct mail consumer response rates and lengthening reorder cycles for our Direct Checks segment and the timing of client gains and losses for our Financial Services segment contributed to the unit decline. Partially offsetting the decrease in unit volume was a 1.1% increase in revenue per unit. The increase in revenue per unit was due to the continued strength in selling premium-priced licensed and specialty check designs and additional value-added services, as well as price increases, partially offset by increased competitive pricing pressure within our Financial Services segment.

                Gross profit — Gross profit decreased $26.6 million, or 4.1%, to $619.1 million for the first nine months of 2003 from $645.7 million for the first nine months of 2002. Gross margin decreased to 65.7% for the first nine months of 2003 from 66.1% for the first nine months of 2002. The decrease in gross margin was due primarily to the lower unit volume. Partially offsetting these decreases was the 1.1% increase in revenue per unit discussed earlier, productivity improvements and cost management efforts.

(2)	See the discussion of EBITDA presented earlier under Results of Operations — Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002. EBITDA for the first nine months of 2003 and 2002 is derived from net income as follows (dollars in thousands):

	Nine Months Ended September 30,
	2003	2002

Net income	$153,053	$161,928
Provision for income taxes	82,377	99,304
Interest expense, net	13,897	2,932
Depreciation	16,445	18,138
Amortization of intangibles	27,696	25,678

EBITDA	$293,468	$307,980

                Selling, general and administrative (SG&A) expense — SG&A expense decreased $12.9 million, or 3.4%, to $368.8 million for the first nine months of 2003 from $381.7 million for the first nine months of 2002. The decrease in SG&A expense was primarily due to lower performance-based employee compensation, lower discretionary spending and cost management as we manage through the challenging business and economic environments and a $6.5 million decrease in advertising expense for the Direct Checks segment. Approximately $5 million of this decrease in advertising expense was attributable to changes in accounting estimates. Further information concerning these changes in accounting estimates can be found later in the discussion of Critical Accounting Policies. These decreases were partially offset by higher commissions for our Business Services segment. As a percentage of revenue, SG&A expense increased to 39.2% for the first nine months of 2003 from 39.1% for the first nine months of 2002. The slight increase in SG&A expense as a percentage of revenue was primarily due to lower unit volume.

                Interest expense — Interest expense increased $10.9 million to $14.2 million for the first nine months of 2003 from $3.3 million for the first nine months of 2002. The increase was due to higher interest rates on long-term notes we issued in December 2002, as well as higher debt levels. In December 2002, we issued $300.0 million of senior, unsecured notes in conjunction with the financial strategy we announced in August 2002. These notes mature in December 2012 and have a coupon rate of 5.0%. During the first nine months of 2003, we had weighted-average debt outstanding of $435.6 million at a weighted-average interest rate of 3.82%. During the first nine months of 2002, we had weighted-average debt outstanding of $161.8 million at a weighted-average interest rate of 1.82%.

                Provision for income taxes — Our effective tax rate for the first nine months of 2003 decreased to 35.0% from 38.0% for the first nine months of 2002. During the third quarter of 2003, we reversed $7.3 million of previously established income tax reserves. A prior year federal audit period was closed due to the expiration of the statute of limitations, and we reached agreements with two states to favorably settle proposed income tax audit assessments. As a result, the related reserves were no longer required. Excluding these reserve reversals, our effective tax rate for the first nine months of 2003 would have been 38.1%.

                Net income — Net income decreased $8.8 million, or 5.5%, to $153.1 million for the first nine months of 2003 from $161.9 million for the first nine months of 2002. The decrease was primarily due to the revenue decrease and the interest expense increase, partially offset by the lower provision for income taxes.

                Diluted earnings per share — Despite the decrease in net income, diluted earnings per share increased $0.18, or 7.1%, to $2.71 for the first nine months of 2003 from $2.53 for the first nine months of 2002. The increase was due to the net decrease in average shares outstanding due to our share repurchase programs. In January 2001, our board of directors approved the repurchase of up to 14 million shares of common stock, in August 2002, the board authorized the repurchase of an additional 12 million shares and in August 2003, the board authorized the repurchase of up to 10 million additional shares. As of September 30, 2003, 26.1 million shares had been repurchased under these authorizations. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.32 increase in earnings per share for the first nine months of 2003 as compared to 2002.

                As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our results of operations do not include compensation expense for stock options issued under our stock incentive plan or for shares issued to employees under our current employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.04 lower for the nine months ended September 30, 2003 and 2002. This pro forma impact of stock-based compensation was calculated under a method consistent with that disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Segment Disclosures

                Financial Services — Financial Services sells checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention.

                The following table shows the results of this segment for the quarters and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$176,328	$189,170	$527,123	$578,054
Operating income	40,984	46,525	113,961	147,342
% of revenue	23.2%	24.6%	21.6%	25.5%

                Financial Services revenue decreased $12.9 million, or 6.8%, to $176.3 million for the third quarter of 2003 from $189.2 million for the third quarter of 2002. The decrease was primarily due to lower revenue per unit resulting from heightened price competition that resulted in greater product discounts, partially offset by continued strength in selling premium-priced licensed and specialty check designs. Unit volume was up as compared to 2002 due to client gains, partially offset by an overall decline in the number of checks being written due to the increasing use of alternative payment methods and the sluggish economy.

                Operating income decreased $5.5 million, or 11.9%, to $41.0 million for the third quarter of 2003 from $46.5 million for the third quarter of 2002. This decrease was a result of the revenue decline and restructuring charges of $1.5 million recorded during the third quarter of 2003. These decreases were partially offset by lower performance-based employee compensation, lower discretionary spending and cost management as we manage through the challenging business and economic environments and production efficiencies. The restructuring charges recorded in the third quarter of 2003 consisted of employee severance related to reductions in SG&A employees within the Financial Services segment. These reductions are the result of our continuous efforts to manage costs. Cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. The restructuring charges include estimated severance payments for 48 employees, which are payable under our on-going severance benefit plan. We anticipate that these reductions will be completed in the fourth quarter of 2003. The related severance payments are expected to be completed in the first half of 2004, utilizing cash from operations. As of September 30, 2003, no payments had been made. The restructuring charges are reflected as SG&A expense in our consolidated statements of income for the quarter and nine months ended September 30, 2003. As a result of these reductions, we expect to realize net cost savings of approximately $2.5 million per year within SG&A expense, beginning in 2004.

                Financial Services revenue decreased $51.0 million, or 8.8%, to $527.1 million for the first nine months of 2003 from $578.1 million for the first nine months of 2002. The decrease was due to continuing competitive pricing pressure and lower unit volume resulting from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and the sluggish economy. Additionally, the timing of financial institution client gains and losses impacted this segment. These revenue decreases were partially offset by increased sales of premium-priced licensed and specialty check designs and additional value-added services.

                 Operating income decreased $33.3 million, or 22.7%, to $114.0 million for the first nine months of 2003 from $147.3 million for the first nine months of 2002. This decrease was primarily a result of the revenue decline, partially offset by lower discretionary spending and cost management efforts as we manage through the challenging business and economic environments, lower performance-based employee compensation and production efficiencies. Additionally, Financial Services recorded restructuring charges in the second and third quarters of 2003 totaling $2.8 million. The third quarter restructuring charges of $1.5 million were discussed earlier in our discussion of Financial Services third quarter results. The second quarter restructuring charges of $1.3 million were for employee severance related to the planned closing of our check printing facility in Indianapolis, Indiana. By moving this production to other facilities, we expect to enhance efficiencies, more fully utilize existing assets and increase profits. The expertise we have developed in logistics, productivity and inventory management allows us to reduce the number of production facilities while still meeting client expectations. We anticipate that this facility will be closed by April 2004. The restructuring charges include estimated severance payments for 136 employees, which are payable under our on-going severance benefit plan. The restructuring charges are reflected as cost of goods sold in our consolidated statement of income for the nine months ended September 30, 2003. The majority of the severance payments are expected to be completed by the third quarter of 2004, utilizing cash from operations. As a result of the closing of this check printing facility, we expect to realize net cost savings of approximately $2 million per year within cost of goods sold, beginning in 2004. Reduced costs consist primarily of labor and facility expenses such as insurance, taxes, depreciation and maintenance. In addition to severance payments, we anticipate spending approximately $2 million prior to April 2004 for costs related to transferring production to other facilities. The majority of this amount will be spent on improvements to the other check printing facilities. These improvements will be capitalized and depreciated over their estimated useful lives.

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

                The following table shows the results of this segment for the quarters and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$75,105	$75,933	$231,641	$236,688
Operating income	24,069	21,517	78,730	64,656
% of revenue	32.0%	28.3%	34.0%	27.3%

                Direct Checks revenue decreased $0.8 million, or 1.1%, to $75.1 million for the third quarter of 2003 from $75.9 million for the third quarter of 2002. Unit volume decreased from 2002 due to lower consumer response rates to direct mail advertisements, longer reorder cycles due to promotional strategies for multi-box orders and an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods and the sluggish economy. Partially offsetting the volume decline was an increase in revenue per unit due to the continued strength in selling premium-priced licensed and specialty check designs and additional value-added services, as well as price increases.

                Operating income increased $2.6 million, or 11.9%, to $24.1 million for the third quarter of 2003 from $21.5 million for the third quarter of 2002. This increase was primarily due to efficiencies within the order entry and manufacturing functions, as well as cost management efforts.

                Direct Checks revenue decreased $5.1 million, or 2.1%, to $231.6 million for the first nine months of 2003 from $236.7 million for the first nine months of 2002. Unit volume decreased from 2002 due to lower consumer response rates to direct mail advertisements, longer reorder cycles due to promotional strategies for multi-box orders and an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods and the sluggish economy. Partially offsetting the volume decline was an increase in revenue per unit due to the continued strength in selling premium-priced licensed and specialty check designs and additional value-added services, as well as price increases.

                Operating income increased $14.0 million, or 21.8%, to $78.7 million for the first nine months of 2003 from $64.7 million for the first nine months of 2002. The increase was due to a $6.5 million decrease in advertising expense, efficiencies within the manufacturing and order entry functions and cost management efforts. Approximately $5 million of the decrease in advertising expense was attributable to changes in accounting estimates. Further information concerning these changes in accounting estimates can be found later in the discussion of Critical Accounting Policies. For the full year, even with these changes in accounting estimates, we anticipate that Direct Checks advertising expense will be comparable to 2002.

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

                The following table shows the results of this segment for the quarters and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$63,436	$54,670	$182,859	$162,402
Operating income	22,609	18,507	57,494	51,986
% of revenue	35.6%	33.9%	31.4%	32.0%

                Business Services revenue increased $8.7 million, or 16.0%, to $63.4 million for the third quarter of 2003 from $54.7 million for the third quarter of 2002. The increase was due to higher unit volume resulting from increased financial institution referrals and the

Microsoft relationship, partially offset by the overall decline in the number of checks being written due to the sluggish economy and the increasing use of alternative payment methods. Additionally, revenue per unit was higher due to the continued transformation of our customer care organization from a service to a selling environment, as well as the sale of additional services.

                Operating income increased $4.1 million, or 22.2%, to $22.6 million for the third quarter of 2003 from $18.5 million for the third quarter of 2002. The increase was due to the higher revenues, partially offset by higher commissions resulting from increased financial institution referrals and the Microsoft relationship.

                Business Services revenue increased $20.5 million, or 12.6%, to $182.9 million for the first nine months of 2003 from $162.4 million for the first nine months of 2002. The increase was due to higher revenue per unit resulting from our improved selling techniques, as well as price increases. Additionally, we saw the benefit of the Microsoft relationship and increased financial institution referrals. Partially offsetting these improvements was the overall decline in the number of checks being written due to the sluggish economy and the increasing use of alternative payment methods.

                Operating income increased $5.5 million, or 10.6%, to $57.5 million for the first nine months of 2003 from $52.0 million for the first nine months of 2002. The increase was due to the higher revenues, partially offset by higher commissions resulting from increased financial institution referrals and the Microsoft relationship.

Liquidity, Capital Resources and Financial Condition

                As of September 30, 2003, we had cash and cash equivalents of $3.4 million. The following table shows our cash flow activity for the first nine months of 2003 and 2002 and should be read in conjunction with the consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2003	2002
Net cash provided by operating activities	$150,949	$177,743
Net cash used by investing activities	(16,524)	(29,889)
Net cash used by financing activities	(255,843)	(155,130)

Net decrease in cash and cash equivalents	$(121,418)	$(7,276)

                Net cash provided by operating activities decreased $26.8 million to $150.9 million for the first nine months of 2003 from $177.7 million for the first nine months of 2002. The decrease was due primarily to the lower earnings discussed earlier under Results of Operations, the amount and timing of promotional spending to attract new customers within the Direct Checks segment and higher contract acquisition payments to financial institution clients within the Financial Services segment. These decreases were partially offset by lower income tax payments in 2003 due to our lower earnings and a 2003 tax law allowing us to defer a portion of our third quarter estimated income tax payment to the fourth quarter of 2003.

                During the first nine months of 2003, cash inflows generated from operations were utilized primarily to make income tax payments of $59.2 million, contract acquisition payments to financial institution clients of $44.6 million, employee profit sharing and pension contributions of $39.6 million and voluntary employee beneficiary association (VEBA) trust contributions of $32.0 million, as well as to fund changes in deferred advertising costs. The net issuance of $200.1 million of commercial paper, net cash provided by operating activities during the first nine months of 2003 of $150.9 million, cash on hand of $124.9 million at December 31, 2002, net proceeds from the issuance of long-term debt of $49.8 million and cash receipts of $17.3 million from shares issued under employee plans enabled us to spend $453.2 million on share repurchases, to pay dividends of $61.8 million and to purchase capital assets of $15.7 million.

                During the first nine months of 2002, cash inflows generated from operations were utilized primarily to make income tax payments of $83.1 million, employee profit sharing and pension contributions of $40.6 million, contract acquisition payments to financial institution clients of $33.5 million and VEBA trust contributions of $25.5 million. Net cash provided by operating activities during the first nine months of 2002 of $177.7 million, the net issuance of $39.8 million of commercial paper, cash receipts of $28.6 million from shares issued under employee plans and cash on hand of $9.6 million at December 31, 2001 enabled us to spend $147.0 million on share repurchases, to pay dividends of $70.1 million and to purchase capital assets of $26.6 million.

                We believe that important measures of our financial strength are the ratios of earnings before interest and taxes (EBIT(3)) to interest expense and free cash flow(4) to total debt. We calculate free cash flow as cash provided by operating activities less purchases of capital assets and dividends paid to shareholders. EBIT to interest expense was 20.7 times on a four-quarter trailing basis through September 30, 2003 and 68.0 times for the year ended December 31, 2002. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio on a four-quarter trailing basis of 2.5 times. The decrease in 2003 was primarily due to higher interest expense resulting from the issuance of $300.0 million of long-term, senior, unsecured notes in December 2002. Although this additional interest expense has caused this ratio to decrease, we believe the risk of violating our financial covenants is low. The comparable ratio of net income to interest expense was 12.9 times on a four-quarter trailing basis through September 30, 2003 and 42.2 times for the year ended December 31, 2002. Free cash flow to total debt was 20.8% on a four-quarter trailing basis through September 30, 2003 and 40.1% for the year ended December 31, 2002. The decrease was primarily due to the higher level of debt outstanding as of September 30, 2003 which was utilized to fund share repurchases. The comparable ratio of net cash provided by operating activities to total debt was 41.3% on a four-quarter trailing basis through September 30, 2003 and 83.4% for the year ended December 31, 2002.

                As of September 30, 2003, we had $557.2 million of debt outstanding, comprised of $200.1 million of short-term debt and $357.1 million of long-term debt. Our short-term debt consists of commercial paper outstanding under a $350.0 million commercial paper program. Our commercial paper program was increased to $350.0 million from $300.0 million during the third quarter of 2003. Our commercial paper program carries a credit rating of A1/P1. If for any reason we were unable to access the commercial paper markets, we would rely on our committed lines of credit for liquidity. The average amount of commercial paper outstanding during the first nine months of 2003 was $132.1 million at a weighted-average interest rate of 1.18%. As of September 30, 2003, $200.1 million was outstanding at a weighted-average interest rate of 1.10%. The average amount of commercial paper outstanding during 2002 was $152.9 million at a weighted-average interest rate of 1.77%. As of December 31, 2002, no commercial paper was outstanding.

                We have committed lines of credit for $350.0 million which primarily support our commercial paper program. To the extent not needed to support outstanding commercial paper, we may borrow funds under these lines of credit. We have a 364-day line of credit for $175.0 million which expires in August 2004 and carries a commitment fee of seven basis points (.07%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of nine basis points (.09%). The credit agreements governing these lines of credit contain customary covenants regarding the ratio of EBIT to interest expense and levels of subsidiary indebtedness. We believe the risk of violating our financial covenants is low. No amounts were drawn on these lines during the first

(3)	EBIT is not a measure of financial performance under GAAP. By excluding interest and income taxes, this measure of profitability can indicate whether a company’s earnings are adequate to pay its debts. We monitor this measure on an on-going basis, as we believe it illustrates our operating performance without regard to financing methods, capital structure or income taxes. We do not consider EBIT to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBIT is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of EBIT to interest expense illustrates how many times the current year’s EBIT covers the current year’s interest expense. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio. EBIT is derived from net income as follows (dollars in thousands):

	Twelve Months Ended
	September 30, 2003	December 31, 2002
Net income	$205,400	$214,274
Provision for income taxes	109,521	126,448
Interest expense, net	15,367	4,404

EBIT	$330,288	$345,126

(4)	Free cash flow is not a measure of financial performance under GAAP. We monitor free cash flow on an on-going basis, as it measures the amount of cash generated from our operating performance after investment initiatives and the payment of dividends. It represents the amount of cash available for interest payments, debt service, general corporate purposes and strategic initiatives. We do not consider free cash flow to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that free cash flow is a useful liquidity measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of free cash flow to total debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities as follows (dollars in thousands):

	Twelve Months Ended
	September 30, 2003	December 31, 2002
Net cash provided by operating activities	$230,345	$257,139
Purchases of capital assets	(29,791)	(40,708)
Cash dividends paid to shareholders	(84,575)	(92,940)

Free cash flow	$115,979	$123,491

nine months of 2003 or during 2002. As of September 30, 2003, $149.9 million was available under these lines of credit for borrowing or for support of additional commercial paper.

                We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line during the first nine months of 2003 or during 2002, and no amounts were outstanding under this line of credit as of September 30, 2003.

                In August 2002, our board of directors approved a financial strategy intended to reduce our cost of capital and as a result, increase leverage. This strategy would allow us to increase our debt level up to a maximum of $700 million. The additional debt would be a combination of both long-term and short-term borrowings and would be utilized in part to repurchase shares under a 12 million share repurchase program also approved by our board of directors in August 2002 as part of the financial strategy. As a result of this announcement, our long-term credit rating was downgraded to ‘A’ from ‘A+’ by Standard & Poor’s and was downgraded to ‘A2’ from ‘A1’ by Moody’s Investors Service. We still maintain a strong investment-grade credit rating and expect no impact on our ability to borrow. Our credit facilities do not have covenants or events of default tied to maintaining our credit rating. In connection with this financial strategy, in December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The proceeds from these notes were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. In September 2003, we established a $250.0 million medium-term note program under this shelf registration and issued $50.0 million of medium-term notes. These notes mature in September 2006 and have a coupon rate of 2.75%. In August 2003, our board of directors authorized the repurchase of up to 10 million additional shares of our common stock. As of September 30, 2003, we had completed all repurchases under the 12 million share repurchase program approved by the board in August 2002 and had repurchased 0.1 million shares under the August 2003 authorization. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, we cannot predict the timing or amount of shares that we may repurchase under the current authorization.

                Changes in financial condition – Other current assets increased $7.2 million to $28.8 million as of September 30, 2003 from $21.6 million as of December 31, 2002. The increase resulted from contributions made to the VEBA trust which we use to fund employee medical and severance costs. Contributions to the trust are generally made in the first quarter of the year. The trust funds are then used throughout the year to fund employee medical and severance costs. A contribution of $32.0 million was made to the trust in the first quarter of 2003.

                Other non-current assets increased $34.7 million to $135.6 million as of September 30, 2003 from $100.9 million as of December 31, 2002. The increase primarily related to contract acquisition payments of $44.6 million made to financial institution clients during the first nine months of 2003. The number of checks being written has been in decline since the mid-1990s, contributing to increased competitive pressure when attempting to retain or obtain clients. Beginning in 2001, as competitive pressures intensified, both the number of financial institution clients receiving contract acquisition payments and the amount of the payments increased. Although we anticipate that we will continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid is dependent on numerous factors such as the number and timing of contract executions and renewals, the actions of our competitors, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. We do anticipate that these payments will continue to be a significant use of cash. Contract acquisition payments are recorded as non-current assets when made and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. While these contract acquisition payments affect the timing of product discounts, they do not necessarily result in a reduction of net revenue. The result is only a change in the timing of the product discount (i.e., an up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract).

                Short-term debt increased to $200.1 million as of September 30, 2003 from zero as of December 31, 2002. This increase was due to the issuance of commercial paper during the first nine months of the year as we continue to implement the financial strategy discussed earlier.

                Long-term debt increased $49.3 million to $355.9 million as of September 30, 2003 from $306.6 million as of December 31, 2002. The increase was due to the issuance of $50.0 million of medium-term notes in September 2003 as we continue to implement the financial strategy discussed earlier. These notes mature in September 2006 and have a coupon rate of 2.75%.

                 Shareholders’ equity decreased $335.5 million to a deficit of $271.2 million as of September 30, 2003 from $64.3 million as of December 31, 2002. The decrease was due to the required accounting treatment for share repurchases. In August 2002, our board of directors approved the repurchase of up to 12 million shares of our common stock. These repurchases were completed in September 2003 at a cost of $503.2 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. Through September 30, 2003, 0.1 million of these additional shares had been repurchased at a cost of $4.5 million. Given the strength of our financial position, as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition.

Contractual Obligations

                A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2002. In September 2003, we issued $50.0 million of medium-term notes which mature in September 2006. There were no other significant changes to our contractual obligations during the first nine months of 2003.

Contingent Commitments/Off-balance Sheet Arrangements

                In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we would indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through September 30, 2003, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

Related Party Transactions

                We entered into no related party transactions during the first nine months of 2003 or during 2002. We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

Critical Accounting Policies

                A description of our critical accounting policies has been provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2002. Other than the change to deferred advertising accounting estimates discussed below, there were no significant changes to these accounting policies during the first nine months of 2003.

                Deferred advertising costs — During the first quarter of 2003, we reviewed our various marketing programs and the related revenues generated from these programs. As a result of this review, we modified the estimated revenue streams over which our deferred advertising costs are amortized. We shortened the amortization periods from an average of 18 months to a maximum of 18 months, and we revised our pattern of amortization to reflect the fact that due to our promotional strategies, a larger proportion of revenues are generated from reorders than from initial orders. Additionally, the increasing use of alternative payment methods, the sluggish economy and our promotional strategies for multi-box orders have resulted in a lengthening of the check reorder cycle. The net impact of these changes in accounting estimates resulted in a decrease in SG&A expense of approximately $2 million during the third quarter of 2003 and approximately $5 million during the first nine months of 2003. For the first nine months of 2003, lower expense due to the revised pattern of amortization and the lengthening reorder cycle was partially offset by the shortened amortization period. For the full year, we anticipate that Direct Checks advertising expense will be comparable to 2002.

Other Matters

                In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation in 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. Adoption of this interpretation has had no impact on our results of operations or financial position.

                In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtain an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, we adopted the provisions of this interpretation on July 1, 2003. Adoption of this statement did not result in the consolidation or disclosure of any variable interest entities in which we maintain an interest.

                During October 2003, we made the decision to close two additional Financial Services check printing facilities located in Pittsburgh, Pennsylvania and Campbell, California. This decision was the result of our continuous efforts to manage costs. Cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. The expertise we have developed in logistics, productivity and inventory management allows us to reduce the number of production facilities while still meeting client expectations. In the fourth quarter of 2003, we expect to record restructuring charges for these facility closures of approximately $3 million. The restructuring charges will include estimated severance payments for approximately 200 employees, which will be payable under our on-going severance benefit plan, and will be reflected as cost of goods sold in our consolidated statement of income for the year ended December 31, 2003. We anticipate that these facilities will be closed by September 2004. The majority of the severance payments are expected to be completed by mid-2005, utilizing cash from operations. As a result of the closing of these check printing facilities, we expect to realize net cost savings of approximately $5 million per year within cost of goods sold, beginning in 2005. Reduced costs consist primarily of labor and facility expenses such as insurance, taxes, depreciation and maintenance. In addition to severance payments, we anticipate spending approximately $2 million prior to September 2004 for costs related to transferring production to other facilities. The majority of this amount will be spent on improvements to the other check printing facilities. These improvements will be capitalized and depreciated over their estimated useful lives.

                Also during October 2003, the decision was made to further reduce SG&A employees. Again, this is a result of our on-going cost management efforts. We are still finalizing the details of these employee reductions and expect to record restructuring charges of approximately $2 million for employee severance in the fourth quarter of 2003.

                We continue to evaluate initiatives underway to ensure that they meet our strategic objectives of revenue growth, customer loyalty, talent and diversity in our workforce, cost management or transformation. When evaluating our initiatives we ensure that we allocate our available resources wisely and that the amount of our investments is justified based on expected returns. As a result of these evaluations, we expect to record asset impairment charges in the fourth quarter of 2003. These charges relate to investments in software and manufacturing technology. The impaired assets will be written-down to their fair market values during the fourth quarter of 2003. We are still in the process of determining the fair market values of these assets.

                In November 2003, we issued $25.0 million of two-year notes under our $250.0 million medium-term notes program. These notes mature in November 2005 and have an interest rate of 3-month LIBOR plus .05%. The interest rate will be reset on a quarterly basis. The notes include covenants that place restrictions on the issuance of debt that would be senior to the notes and the execution of certain sale-leaseback arrangements.

Outlook

                We believe current economic and business conditions are having an impact on our results of operations. We have observed a decline in check usage as continued growth in alternative payment methods, economic uncertainty and low consumer confidence translate into fewer checks written. In addition, we continue to operate in a highly competitive industry and have experienced heightened pricing pressure within our Financial Services segment. These factors are expected to continue to impact our business and may result in decreased margins in the future. Our plan is to continue to manage expenses, focus on value and service and invest in our business to reduce operating expenses, increase productivity and profitably increase revenue.

                We anticipate a slight decrease in units in 2003 as compared to 2002 due to the decline in check usage and lower consumer response rates to direct mail advertisements and lengthening reorder cycles in our Direct Checks segment. Additionally, the timing of financial institution client gains and losses for Financial Services in the first half of this year contributes to the slight decrease.

However, we expect Business Services to continue benefiting from alliances with Microsoft Money and Microsoft Business Solutions, as well as the continuing success of its financial institution referral program.

                As discussed earlier under Other Matters, we anticipate recording approximately $5 million of restructuring charges in the fourth quarter of 2003, as well as asset impairment charges. Additionally, we expect advertising expense for our Direct Checks segment to increase in the fourth quarter. As discussed earlier under Results of Operations, through the first nine months of 2003, Direct Checks advertising expense was $6.5 million less than the same period in 2002. However, we anticipate that Direct Checks advertising expense for the full year will be comparable to 2002 due to the timing of spending for new customer acquisition. Additionally, interest expense will be higher in 2003 due to two recent debt issuances. In December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. In September 2003, we issued $50.0 million of medium-term notes which mature in September 2006 and have a coupon rate of 2.75%. Partially offsetting these expense increases, we expect cost management and productivity improvements to continue. We expect diluted earnings per share to be between $0.72 and $0.76 for the fourth quarter of 2003 and approximately $3.45 for the full year, excluding the impact of additional share repurchases after September 30, 2003.

                We have no current plans to change our dividend payout level and anticipate continuing share repurchases. We completed our 12 million share repurchase authorization in September 2003. In August 2003 our board of directors authorized the repurchase of up to 10 million additional shares of our common stock. Our shareholders’ equity will continue to be in a deficit position as a result of the required accounting treatment for share repurchases. Given the strength of our financial position as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition. Although we do anticipate that our ratio of EBIT to interest expense will continue to decline in the fourth quarter of 2003 due to the increase in interest expense resulting from the issuance of long-term debt, as well as higher overall debt levels, we believe the risk of violating our financial covenants is low.

                We expect to spend less than $25 million on purchases of capital assets during 2003, lower than previously anticipated. The reduction is in response to the challenging business and economic environments. Approximately $20 million is expected to be devoted to maintaining our business, with the remainder targeted for strategic initiatives.

                We continue to implement initiatives throughout the company that are directly related to our growth strategy. Our growth strategy is to leverage our core competencies of personalization, direct marketing and e-commerce. We intend to add services and expand product offerings, as well as use selling strategies that maximize revenue and profit contribution per customer. One example of this is a line of holiday cards recently introduced by our Business Services segment. Additionally, our Direct Checks segment recently acquired three more licensed checks designs – Dr. Suess’ Cat in the Hat™ & ©, a new Looney Tunes™ & © design and a package featuring four popular board games from Hasbro®.

                We will continue to focus on value and service. We are committed to focusing on financial institutions who value high quality, superior service and the best experience for their customers. We believe this approach will allow us to retain business and also attract new clients who want to maximize their check programs.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

                We are exposed to changes in interest rates primarily as a result of the borrowing activities used to maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first nine months of 2003, we continued to utilize commercial paper to fund share repurchases and working capital requirements. Additionally, we also utilized the proceeds from the $300.0 million of senior, unsecured notes we issued in December 2002. These notes mature in December 2012 and have a coupon rate of 5.0%. In September 2003, we issued $50.0 million of medium-term notes which mature in September 2006 and have a coupon rate of 2.75%. We also have various lines of credit available and capital lease obligations. As of September 30, 2003, we had $200.1 million of commercial paper outstanding at a weighted-average interest rate of 1.10%. The carrying value of this debt approximates its fair value due to its short-term duration. Based on quoted market rates as of September 30, 2003, the fair value of our $300.0 million notes was estimated to be $308.4 million and the fair value of our $50.0 million notes was estimated to be $50.4 million. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors.

                Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $1.0 million for the first nine months of 2003 and $1.2 million for the first nine months of 2002.

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

Item 4. Controls and Procedures

    (a)        Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

    (b)        Internal Control over Financial Reporting: No change in our internal control over financial reporting identified in connection with such evaluation during the quarter ended September 30, 2003, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

                Other than routine litigation incidental to our business, we are not subject to any material pending legal proceedings.

Item 5. Other Information

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

                The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform

Act. When we use the words or phrases “should result,” “believe,”“intend,” “plan,” “are expected to,” “targeted,”“will continue,” “will approximate,” “is anticipated,”“estimate,” “project” or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (the Commission), in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

                In August 2003, our board of directors authorized the repurchase of up to 10 million shares of our common stock. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase under this authorization.

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

                We are subject to regulations implementing the privacy requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act (the Act). The Act requires us to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter. These regulations could have the effect of foreclosing future business initiatives.

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

        3.2        Bylaws (incorporated by reference to Exhibit 3.2 to the                 *
                   Quarterly Report on Form 10-Q for the quarter ended September
                   30, 1999)

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

        4.3        First Supplemental Indenture dated as of December 4, 2002, by           *
                   and between us and Wells Fargo Bank Minnesota, N.A. (formerly
                   Norwest Bank Minnesota, National Association), as trustee
                   (incorporated by reference to Exhibit 4.1 to the Form 8-K
                   filed with the Commission on December 5, 2002)

        4.4        Indenture, dated as of April 30, 2003, by and between us and            *
                   Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank
                   Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on
                   Form S-3 (Registration No. 333-104858) filed with the
                   Commission on April 30, 2003)

        4.5        Credit Agreement dated as of August 19, 2002, among us, Bank            *
                   One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia Bank, N.A. as documentation
                   agent and the other financial institutions party thereto,
                   related to a $175,000,000 5-year revolving credit agreement
                   (incorporated by reference to Exhibit 4.5 to the Quarterly
                   Report on Form 10-Q for the quarter ended September 30, 2002)

        4.6        Amended and Restated Credit Agreement dated as of August 14,          Filed
                   2003, among us, Bank One, N.A. as administrative agent,              herewith
                   Credit Suisse First Boston as syndication agent, Wachovia
                   Bank, N.A., Wells Fargo Bank, N.A. and The Bank of
                   Tokyo-Mitsubishi, Ltd., Chicago Branch as documentation
                   agents and the other financial institutions party thereto, related to a $175,000,000 364-day revolving credit agreement

        12.1       Statement re: computation of ratios                                   Filed
                                                                                        herewith

        31.1       CEO Certification of Periodic Report pursuant to Section 302          Filed
                   of the Sarbanes-Oxley Act of 2002                                    herewith

        31.2       CFO Certification of Periodic Report pursuant to Section 302          Filed
                   of the Sarbanes-Oxley Act of 2002                                    herewith

        32.1       CEO and CFO Certification of Periodic Report pursuant to             Furnished
                   Section 906 of the Sarbanes-Oxley Act of 2002                        herewith

        ___________________
        *Incorporated by reference
(b)	Reports on Form 8-K:

A Form 8-K was furnished to the Securities and Exchange Commission on July 17, 2003, reporting results from second quarter, 2003.

A Form 8-K was filed with the Securities and Exchange Commission on September 3, 2003, relating to a distribution agreement we entered into for the public offering of up to $250,000,000 aggregate principal amount of medium-term notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: November 11, 2003	/s/ Lawrence J. Mosner Lawrence J. Mosner Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2003	/s/ Douglas J. Treff Douglas J. Treff Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 11, 2003	/s/ Katherine L. Miller Katherine L. Miller Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

   Exhibit No.                        Description                                           Page Number
   -----------                        -----------                                           -----------

         4.6         Amended and Restated Credit Agreement dated as of
                     August 14, 2003, among us, Bank One, N.A. as
                     administrative agent, Credit Suisse First Boston as syndication agent, Wachovia Bank, N.A., Wells Fargo Bank, N.A. and
                     The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch as
                     documentation agents and the other financial institutions
                     party thereto, related to a $175,000,000 364-day revolving credit agreement

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