Form 10-K
period 2003-12-31
DELUXE CORP
filed 2004-03-12
CIK 27996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003 Commission file number 1-7945

DELUXE CORPORATION (Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (651) 483-7111 Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	New York Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ✓   Yes _____ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
 ✓   Yes _____ No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,397,479,638 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on June 30, 2003. The number of outstanding shares of the registrant's common stock as of March 4, 2004, was 50,081,502.

Documents Incorporated by Reference:

1.     Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

PART I

Item 1. Business.

Overview

        Deluxe Corporation is the largest provider of checks in the United States, both in terms of revenue and number of checks produced. We design, manufacture and distribute a comprehensive line of printed checks. In addition to checks, we also offer checkbook covers, business forms, address labels, self-inking stamps, fraud prevention services and customer retention programs. Our checks and business forms are compatible with nearly all of today’s off-the-shelf accounting software packages. We provide check printing services for more than 8,000 financial institution clients nationwide, including banks, credit unions and financial services companies. We also market products directly to consumers and small businesses through direct response marketing and the Internet.

        Our company was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, our company was named Deluxe Check Printers, Incorporated. Our principal executive offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966, telephone (651) 483-7111.

Industry Background/Outlook

        Payment systems and methods have been changing in the United States as banking and other industries have introduced alternatives to the traditional paper check. Alternatives include automated teller machines, credit cards, debit cards and electronic payment systems, such as electronic bill presentment and payment. Although payment method choices have increased, the Federal Reserve Bank Payment Study published in August 2002 indicates that checks remain consumers’ most preferred method of non-cash payment, with more than 42 billion checks being written each year.

        According to our estimates, the total number of checks written by individuals and small businesses, the primary purchasers of checks, continued to decline slightly in 2003. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods. The total number of personal, business and government checks written in the United States has been in decline since the mid-1990s. We believe the decline in personal, business and government checks is due to the increasing use of alternative payment methods, the increasing use of direct deposits for payroll and government transfer payments and the changing payment practices at large businesses and government agencies. Another planned Federal Reserve update in 2004 is expected to provide more insight into check volumes and the trend of total checks written.

        The most common method by which consumers order checks is through financial institutions. We believe such orders comprised approximately 80% of all check sales to individuals in 2003. Orders originating in this manner are sourced through financial institutions such as banks, credit unions and other financial services companies. Competitive pricing pressure has been affecting profit margins on check orders obtained through financial institutions in recent years. As check usage declines, financial institutions and financial services companies seek ways to maintain the profitability of their check programs. This has caused check producers to reduce prices in order to retain or obtain business. Coupled with the decline in check usage, this has resulted in significant pressure on check producers’ profit margins. Many large financial institutions also have made the decision to utilize only one check supplier. This has also resulted in pricing pressure when two check suppliers must compete to not only retain business, but also to obtain the remainder of the financial institution’s business. Additionally, consolidation in the financial institution industry can also result in pricing pressure. Merged financial institution entities seek not only the most favorable prices formerly offered to the predecessor institutions but also additional discounts due to the greater volume represented by the combined entity. In addition to pricing, financial institution mergers and acquisitions can also impact the duration of our contracts. While the average length of our contracts with financial institution clients is between three and five years, the term can be affected when contracts have to be renegotiated due to the consolidation of financial institutions. Another trend in the area of contract structure is product discounts in the form of cash incentives payable at the beginning of the contract. Previously, only the larger regional and national banks required such payments. In recent years, this trend has become more common in smaller financial institutions as well. These up-front payments negatively impact check producers’ cash flows in the short-term.

        The direct-to-consumer method of ordering checks emerged in the mid-1980s as a result of consumer desire for lower-priced alternatives and increased design selection. We believe that direct sales represented approximately 20% of all checks sold to individuals in 2003. Direct-to-consumer checks are marketed to individuals primarily through freestanding inserts in newspapers, in-package advertising, statement stuffers, co-op advertising and the Internet.

        The small business customer is also an integral part of our business. The use of checks among small businesses has thus far not been impacted significantly by the use of alternative payment methods. This market is impacted more significantly by economic conditions and the rate of small business formations. Small businesses purchase checks via their financial institutions and directly from check producers. Customer retention is a key strategy in the small business segment.

Business Segments

        We operate three business segments: Financial Services, Direct Checks and Business Services. A brief description of each segment is presented below. Financial information regarding our business segments appears under the caption “Note 14: Business segment information” of the Notes to Consolidated Financial Statements appearing in Part II of this report.

Financial Services
        Financial Services is the nation’s leading supplier of checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention. Our relationships with specific financial institutions are usually formalized through supply contracts averaging three to five years in duration. Consumers typically submit their check orders to their financial institution, which forwards those orders to us. We then process the orders and ship them directly to the consumers. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed designs we offer, including Disney®, Warner Brothers®, NASCAR®, Harley Davidson®, Coca-Cola® and Laura Ashley®. We are committed to our financial institution relationships and seek to strengthen and expand them by emphasizing the breadth and value of our checks and related products and services.

        During 2002, Financial Services launched the DeluxeSelectSM program. DeluxeSelect provides financial institution customers more information regarding checks and check-related products as they interact directly with our professional sales associates, our voice response system or order their checks via the Internet. We can actively promote our broad product offerings during both the new account opening and check re-ordering processes by engaging consumers through our call centers, advanced Internet ordering capabilities and point-of-sale marketing support at financial institution branch offices. The benefits of this program include: 1) increased financial institution customer satisfaction from selecting a check style that reflects their personal interests or style; 2) increased revenue and enhanced profitability for our financial institution clients as they realize the value of our merchandising and check ordering process; 3) lower costs for financial institutions because we perform this work on their behalf; and 4) increased accuracy. In May 2003, the program was rolled out on a nationwide basis. As of the end of 2003, over 3,300 clients had enrolled in DeluxeSelect, and approximately 95% of these clients had implemented one or more aspects of the DeluxeSelect program.

        In October 2003, we launched our Knowledge Exchange Series. Over the next two years, Financial Services intends to host knowledge exchange expos, conduct web seminars and host special industry conference calls, as well as offer specialized publications. These events are intended to share knowledge with and among our financial institution clients, as well as provide our clients with new insight and direction to transform their customer relationships.

        In addition to investments in revenue-generating programs, we continue to invest in areas of the business where we can reduce costs and increase productivity. We have completed our conversion to a lean manufacturing environment in our check printing facilities. Within the lean manufacturing environment, a group of employees works together to produce products, rather than those same employees working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, the results are improvements in quality and service levels and reductions in costs. Additionally, we plan to close three check printing facilities in 2004. The expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage due to the use of alternative payment methods, allows us to reduce the number of production facilities while still meeting client requirements. By moving check production to other facilities, we expect to enhance efficiencies and more fully utilize existing assets. We anticipate that our Indianapolis, Indiana and Pittsburgh, Pennsylvania facilities will be closed by April 2004 and our Campbell, California facility will be closed by July 2004. We have also implemented other employee reductions within various functional areas, as we continue to improve efficiencies and manage costs.

Direct Checks
        Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brand names. Through these two brands, Direct Checks sells personal and business checks, as well as related products, using direct response marketing and the Internet.

        Although we have been selling products directly to consumers since our first catalog was produced in 1918, we increased our direct-to-consumer focus in the 1980s in response to changes in the industry. We use a variety of direct marketing techniques to acquire new customers, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. We continue to emphasize telephone and Internet contacts because they provide a more efficient way of selling products than through the mail. As a result, Direct Checks received 23 percent of its order volume through the Internet in 2003 via three websites: www.checksunlimited.com, www.designerchecks.com and www.checks.com.

        There has been an overall softening in consumer response rates to direct mail advertisements. This is our traditional means of new customer acquisition in the Direct Checks segment. We believe that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by our target customers and the multi-box promotional strategies employed by us and our competitors.

Business Services
        Business Services is a leading supplier of checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. We offer software-compatible laser checks and forms, manual business checks and forms, business cards, stationery and other business products and accessories and currently have a database of approximately 2.2 million customers.

        Business Services works with financial institutions to help them better meet the needs of their small business customers. Through a successful business referral program, our financial institution clients refer new small business customers by calling us directly at the time of new account opening. Once contacted by the small business customer, our call center associate spends time learning about their business and accounting requirements and helps them order software compatible checks, forms and other related products. This personal approach, coupled with an integrated direct marketing strategy targeting existing customers, results in satisfied customers for both the financial institution and for us.

        During 2002, Business Services was chosen to be the endorsed supplier of business checks and forms for Microsoft® Money and Microsoft Business Solutions. These alliances give small and mid-sized business customers that use these Microsoft products access to the products offered by Business Services.

        In January 2003, Business Services introduced its Fraud DefenseSM service. This service is designed to protect our business customers from check order fraud and reduce the risk of identity theft during the check ordering process.

        As part of our growth and e-commerce retailing strategies, we have offered customers access to our small business website, www.deluxeforms.com. Orders from customers obtained via this website represented nine percent of total orders for Business Services in 2003. This additional order capture medium allows customers to access our broad range of products and services and provides them greater convenience when placing orders. We believe this will increase customer satisfaction and encourage repeat sales.

Business Strategy

        Our employees are guided by five key business objectives: revenue growth; customer loyalty; talent and diversity in our workforce; cost management; and transformation. The key strategies to accomplish these objectives include pursuing acquisitions which leverage our core competencies, are accretive to earnings and generate cash from operating activities; strengthening our leading position in the markets in which we compete; and expanding into closely related or adjacent products and services.

•	Revenue growth. We intend to pursue new clients and customers for our existing products and services, as well as sell additional services and new product offerings to our existing clients and customers. We plan to accomplish this objective by pursuing acquisitions and developing and executing effective marketing offers and programs in existing and new channels. We also plan to increase revenue from new and existing customers by using selling strategies that maximize the revenue generated from each order.

•	Customer loyalty. We intend to strengthen our relationships with customers by providing new and enhanced products and services, as well as continuously improving our processes and tools to deliver increased customer satisfaction.

•	Talent and diversity in our workforce. We invest in our employees to attract and retain those who have the skills and motivation to deliver on our commitment to customers and support our strategic initiatives.

•	Cost management. We invest in technology and processes that will continue to lower our cost structure. Past initiatives to reduce costs and improve efficiency include developing proprietary print technology, consolidating facilities, implementing more efficient manufacturing processes, selectively outsourcing non-core activities and increasing the use of electronic channels for order placement. Our operational excellence is a contributing factor to our ability to successfully execute an acquisition program.

•	Transformation. We intend to develop or acquire products and services that will generate revenue not entirely dependent on the number, size or frequency of check order transactions.

Competition

        The payments industry is highly competitive. We face considerable competition from at least six other check printers and expect competition to intensify as the check printing portion of the industry continues to mature and decline. We also face competition from alternative payment methods, including automated teller machines, credit cards, debit cards and electronic payment systems, such as electronic bill presentment and payment. As we expand our e-commerce presence, we face competition from check printing software vendors and from Internet-based sellers of checks and related products.

        In the check printing business, the principal factors on which we compete are product and service breadth, price, convenience, quality and program management. From time to time, some of our check printing competitors have reduced the prices of their products in an attempt to gain greater volume. The corresponding pricing pressure placed on us has resulted in reduced profit margins and some loss of business due to our refusal to meet competitor pricing that fell below our profitability targets. Continuing pressure could result in additional margin compression. Additionally, product discounts in the form of cash incentives payable upon contract execution have been a practice within the industry since the late 1990s. However, beginning in 2001 as competitive pressure intensified, both the number of financial institution clients requiring these payments and the amount of the payments increased. These up-front payments negatively impact our cash flows in the short-term and may result in additional pricing pressure when the financial institution also negotiates for greater product discount levels throughout the term of the contract.

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

Government Regulation

        We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act (the Act) and other related regulations. The Act requires each regulated entity to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter.

        The regulations require some of our businesses to provide a notice to consumers to allow them the opportunity to have their nonpublic personal information removed from our files before we share their information with certain third parties. The regulations, including the above provision, may limit our ability to use our direct-to-consumer data in our businesses. However, the regulations do allow us to transfer consumer information to process a transaction that a consumer requests, as well as to protect the confidentiality of a consumer’s records or to protect against or prevent actual or potential fraud, unauthorized transactions, claims or other liabilities. We are also allowed to transfer consumer information for required institutional risk control and for resolving customer disputes or inquiries. We may also contribute consumer information to a consumer-reporting agency under the Fair Credit Reporting Act. Our financial institution clients request various contractual provisions in our agreements that are intended to comply with their obligations under the Act.

        Congress and many states have passed and are considering additional laws or regulations that, among other things, restrict the use, purchase, sale or sharing of nonpublic personal information about consumers and business customers. For example, legislation has been introduced in Congress to further restrict the sharing of consumer information by financial institutions, as well as to require that a consumer opt-in prior to a financial institution’s use of his or her data in its marketing programs.

        Laws and regulations may be adopted in the future with respect to the Internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the Internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and decrease the demand for our products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation and personal privacy is uncertain and may remain uncertain for a considerable length of time.

Intellectual Property

        We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our trademarks, software and know-how. However, intellectual property laws afford limited protection. Third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products or services. In addition, designs licensed from third parties account for an increasing portion of our revenue. Typically, such license agreements are effective for a two- to three-year period. There can be no guarantee that such licenses will be renewed or will continue to be available on terms that would allow us to continue to be profitable with these products.

Employees

        As of December 31, 2003, we had 5,805 full- and part-time employees employed within the United States. Of the total number of employees, 2,602 were engaged in customer and technical support services, 2,337 were engaged in production, 468 were engaged in sales and marketing and 398 were engaged in administrative and other functions. None of our employees are represented by labor unions, and we consider our employee relations to be good.

Availability of Commission Filings

        We make available through our website, www.deluxe.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after these items are electronically filed with the Securities and Exchange Commission (SEC). These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.

        A copy of this report may be obtained without charge by calling 1-888-359-6397 (1-888-DLX-NEWS) or by sending a written request to Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235.

Code of Ethics and Corporate Governance Guidelines

        We have adopted a Code of Ethics and Business Conduct which applies to all of our employees. The Code of Ethics and Business Conduct is available on our website, www.deluxe.com, and also can be obtained free of charge upon written request to the attention of Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235. Any changes or waivers of the Code of Ethics and

Business Conduct will be disclosed on our website. In addition, our Corporate Governance Guidelines and the charters of the Audit, Compensation and Corporate Governance Committees of our board of directors are available on our website or upon written request.

Executive Officers of the Registrant

        Our executive officers are elected by the board of directors each year. The current term of office of each executive officer will expire at the annual meeting of the board of directors that will be held prior to the regular shareholders meeting on May 4, 2004. The executive officers and their positions are as follows:

Name	Age	Position	Executive Officer Since

Lawrence J. Mosner	62	Chairman of the Board and Chief Executive Officer	1995

Ronald E. Eilers	56	President and Chief Operating Officer	1996

Stephen J. Berry	41	Senior Vice President, President - Direct Checks	2000

Guy C. Feltz	48	Senior Vice President, President - Deluxe Financial Services	2000

Anthony C. Scarfone	42	Senior Vice President, General Counsel and Secretary	2000

Warner F. Schlais	51	Senior Vice President and Chief Information Officer	2000

Richard L. Schulte	47	Senior Vice President, President - Deluxe Business Services	2000

Douglas J. Treff	46	Senior Vice President and Chief Financial Officer	2000

Stuart Alexander	54	Vice President, Investor Relations and Public Affairs	2003

Katherine L. Miller	50	Vice President, Controller and Chief Accounting Officer	2003

Luann Widener	46	Senior Vice President, Human Resources	2003

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

        Katherine L. Miller was named chief accounting officer and an executive officer of Deluxe in January 2003 and has served as vice president and controller since January 2001. Ms. Miller joined us in February 1999 and held several finance director positions prior to assuming her vice president and controller responsibilities. Prior to joining Deluxe, Ms. Miller served in various financial management positions for Northwest Airlines, Inc. from September 1995 to February 1999.

        Luann Widener was named senior vice president, human resources and an executive officer of Deluxe in June 2003. From July 2000 to June 2003, Ms. Widener served as vice president of manufacturing operations for our Financial Services segment. From October 1997 to June 2000, Ms. Widener was vice president of process improvement for our Financial Services segment.

Item 2. Properties.

        We currently conduct our operations in 21 principal facilities, 18 of which are used for printing and/or call center operations. These facilities are located in 15 states and total approximately 2,145,000 square feet. Our headquarters occupies a 156,000 square-foot building in Shoreview, Minnesota. We believe that our current facilities are adequate to meet our anticipated space requirements. We believe that additional space will be available at a reasonable cost to meet our future needs. The following table provides a description of our principal facilities:

Location	Approximate square feet	Owned or lease expiration date	Function

Shoreview, Minnesota (2 locations)	312,508	Owned	Administration, marketing, sales, call center and headquarters

Lancaster, California	68,539	Owned	Printing, call center and mail center

Des Plaines, Illinois	191,774	Owned	Printing

Colorado Springs, Colorado	282,313	Owned	Printing, administration, marketing and call center

Dallas, Texas	53,438	Owned	Printing

Greensboro, North Carolina	43,965	Owned	Printing

Indianapolis, Indiana	44,388	Owned	Printing

Lenexa, Kansas (2 locations)	317,551	Owned	Printing

Mountain Lakes, New Jersey	62,961	Owned	Printing

Pittsburgh, Pennsylvania	45,884	Owned	Printing

Streetsboro, Ohio	115,206	Owned	Printing

Salt Lake City, Utah	94,826	Owned	Printing

Campbell, California	67,109	Owned	Printing

Shoreview, Minnesota	66,729	September 2006	Administration

Shoreview, Minnesota	159,710	September 2009	Administration

Anniston, Alabama	63,345	May 2004	Printing and call center

Greensboro, North Carolina	65,340	September 2004	Call center

Syracuse, New York	47,469	December 2004	Call center

Phoenix, Arizona	42,082	December 2006	Call center

        During 2003, we announced plans to close three Financial Services check printing facilities located in Indianapolis, Indiana, Pittsburgh, Pennsylvania and Campbell, California. The expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage due to the use of alternative payment methods, allows us to reduce the number of production facilities while still meeting client requirements. We anticipate that these facilities will be closed during 2004 and the buildings will be sold. Our 11 remaining printing facilities are equipped with sufficient capacity to produce at our current level of order volumes.

Item 3. Legal Proceedings.

        We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

        Our common stock is traded on the New York Stock Exchange under the symbol DLX. During the years ended December 31, 2003 and 2002, we declared dividends of $0.37 per share during each quarterly period. At this time, we expect no change in the dividend amount or frequency of payment. As of December 31, 2003, the number of shareholders of record was 9,901. The table below shows the per share price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange.

Stock price (dollars)	High	Low	Close

2003
Quarter 4	42.21	38.51	41.33
Quarter 3	48.10	39.89	40.14
Quarter 2	48.46	40.00	44.80
Quarter 1	42.52	35.14	40.13

2002
Quarter 4	50.12	40.00	42.10
Quarter 3	47.20	33.03	45.06
Quarter 2	46.83	37.29	38.89
Quarter 1	50.11	40.59	46.26

        The table below shows purchases of our own equity securities, based on trade date, which we completed during the fourth quarter of 2003.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

October 1, 2003 - October 31, 2003	719,500	$40.49	719,500	9,170,700
November 1, 2003 - November 30, 2003	417,400	40.37	417,400	8,753,300
December 1, 2003 - December 31, 2003	222,400	40.58	222,400	8,530,900

Total	1,359,300	$40.47	1,359,300	8,530,900

        In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date.

Item 6. Selected Financial Data.

(dollars in thousands, except per share amounts)	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Income Data:
Revenue	$1,242,141	$1,283,983	$1,278,375	$1,262,712	$1,363,798
As a percentage of revenue:
Gross profit	65.7%	66.1%	64.5%	64.1%	59.1%
Selling, general and administrative expense	39.6%	39.2%	40.2%	41.0%	37.1%
Operating income(1)	25.7%	26.9%	23.6%	22.1%	24.0%
Operating income(1)	$318,921	$344,931	$301,938	$278,934	$327,724
Earnings before interest, taxes, depreciation and
amortization of intangibles and goodwill
(EBITDA)(2)	378,334	403,331	374,732	348,682	384,990
Earnings before interest and taxes (EBIT)(1) (3)	318,252	345,126	300,750	280,112	323,949
Income from continuing operations(1)	192,472	214,274	185,900	169,472	204,321
Per share - basic	3.53	3.41	2.72	2.34	2.66
Per share - diluted	3.49	3.36	2.69	2.34	2.65
Cash dividends per share	1.48	1.48	1.48	1.48	1.48
Balance Sheet Data:
Cash and marketable securities	2,968	124,855	9,571	99,190	150,148
Return on average assets	31.2%	35.5%	31.1%	20.5%	20.2%
Total assets	$562,960	$668,973	$537,721	$656,274	$921,822
Long-term debt	381,694	308,199	11,465	110,873	114,407
Total debt	594,944	308,199	161,465	110,873	174,407
Statement of Cash Flows Data:
Net cash provided by operating activities of
continuing operations	181,467	257,139	270,623	253,572	221,237
Free cash flow(4)	78,980	123,491	140,075	97,894	30,907
Purchases of capital assets	22,034	40,708	28,775	48,483	76,795
Total debt to EBITDA(2)	1.6	0.8	0.4	0.3	0.5
Total debt to net income	3.1	1.4	0.9	0.7	0.9
EBIT(3) to interest expense	16.5	68.0	53.9	24.5	37.7
Net income to interest expense	10.0	42.2	33.3	14.2	23.6
Free cash flow(4) to total debt	13.3%	40.1%	86.8%	88.3%	17.7%
Net cash provided by operating activities of
continuing operations to total debt	30.5%	83.4%	167.6%	228.7%	126.9%
Other Data:
Units (millions)(5)	89.10	92.64	96.24	97.09	105.21
As of year-end - continuing operations:
Number of employees	5,805	6,195	6,840	7,800	8,900
Number of printing facilities	14	14	14	14	14
Number of call center facilities	7	7	7	7	6

(1)	Our results of operations for the years ended December 31, 2003 and 2002 were impacted by the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under this statement, goodwill is not amortized, but is subject to impairment testing on at least an annual basis. Thus, we recorded no goodwill amortization expense during 2003 or 2002. Goodwill amortization expense for the preceding three years was as follows: 2001 — $6,188; 2000 — $5,201; 1999 — $726.

(2)	EBITDA is not a measure of financial performance under generally accepted accounting principles (GAAP). We disclose EBITDA because it can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBITDA, as we believe that an increasing EBITDA depicts increased ability to attract financing and increases the valuation of our business. We do not consider EBITDA to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBITDA is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. The ratio of total debt to EBITDA illustrates to what degree we have borrowed against earnings. EBITDA is derived from net income as follows:

	Year Ended December 31,

	2003	2002	2001	2000	1999

Net income	$192,472	$214,274	$185,900	$161,936	$203,022
Loss from discontinued operations, net of tax	—	—	—	7,536	1,299
Provision for income taxes	106,908	126,448	111,634	103,957	118,261
Interest expense, net	18,872	4,404	3,216	6,683	1,367
Depreciation	22,773	23,953	30,605	33,375	41,786
Amortization of intangibles	37,309	34,252	37,189	29,994	18,529
Amortization of goodwill	—	—	6,188	5,201	726

EBITDA	$378,334	$403,331	$374,732	$348,682	$384,990

(3)	EBIT is not a measure of financial performance under GAAP. By excluding interest and income taxes, this measure of profitability can indicate whether a company’s earnings are adequate to pay its debts. We monitor this measure on an ongoing basis, as we believe it illustrates our operating performance without regard to financing methods, capital structure or income taxes. We do not consider EBIT to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBIT is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of EBIT to interest expense illustrates how many times the current year’s EBIT covers the current year’s interest expense. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio. EBIT is derived from net income as follows:

	Year Ended December 31,

	2003	2002	2001	2000	1999

Net income	$192,472	$214,274	$185,900	$161,936	$203,022
Loss from discontinued operations, net of tax	—	—	—	7,536	1,299
Provision for income taxes	106,908	126,448	111,634	103,957	118,261
Interest expense, net	18,872	4,404	3,216	6,683	1,367

EBIT	$318,252	$345,126	$300,750	$280,112	$323,949

(4)	Free cash flow is not a measure of financial performance under GAAP. We monitor free cash flow on an ongoing basis, as it measures the amount of cash generated from our operating performance after investment initiatives and the payment of dividends. It represents the amount of cash available for interest payments, debt service, general corporate purposes and strategic initiatives. We do not consider free cash flow to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that free cash flow is a useful liquidity measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of free cash flow to total debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities of continuing operations as follows:

	Year Ended December 31,

	2003	2002	2001	2000	1999

Net cash provided by operating activities of continuing operations	$181,467	$257,139	$270,623	$253,572	$221,237
Purchases of capital assets	(22,034)	(40,708)	(28,775)	(48,483)	(76,795)
Cash dividends paid to shareholders	(80,453)	(92,940)	(101,773)	(107,195)	(113,535)

Free cash flow	$78,980	$123,491	$140,075	$97,894	$30,907

(5)	Units represent an equivalent quantity of checks sold calculated across all check-related product lines. Non-production and accessory products are excluded from the calculation of units. This information excludes divested businesses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Company Profile

        We are the largest provider of checks in the United States, both in terms of revenue and number of checks produced. We design, manufacture and distribute a comprehensive line of printed checks. In addition to checks, we also offer checkbook covers, business forms, address labels, self-inking stamps, fraud prevention services and customer retention programs. Information concerning revenue by product is contained in Note 14 of the Notes to Consolidated Financial Statements appearing in Part II of this report.

        We operate three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks, related products and check merchandising services to more than 8,000 financial institution clients nationwide, including banks, credit unions and financial services companies. Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands. Through these two brands, Direct Checks sells personal and business checks, as well as related products, using direct response marketing and the Internet. Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. All three segments operate only in the United States.

        The check printing portion of the payments industry is mature. According to our estimates, the total number of personal, business and government checks written in the United States has been in decline since the mid-1990s as a result of alternative payment methods, such as debit cards, smart cards, electronic and other bill paying services and Internet-based payment services. However, a 2002 Federal Reserve study reported that the check is still Americans’ preferred method of non-cash payment, accounting for approximately 60% of all non-cash payments.

        Our relationships with specific financial institutions are usually formalized through supply contracts averaging three to five years in duration. Because we do operate in a mature portion of the industry, we have been encountering significant pricing pressure when negotiating contracts with our financial institution clients. This has resulted in reduced profit margins, and we expect this pricing pressure to continue. Additionally, the direct response marketing industry has been experiencing reduced consumer response rates to direct mail advertisements. This is our traditional means of new customer acquisition for our Direct Checks segment. We believe that the decline in consumer response rates is attributable to the decline in check usage, an overall increase in direct mail solicitations received by our target customers and the multi-box promotional strategies employed by us and our competitors.

        Our 2003 operating results were adversely impacted by the prolonged downturn in general economic conditions. Consumer spending was down through the first half of the year, thus, fewer checks were being used. Although consumer spending rates have recently improved, there tends to be some lag time between economic conditions and their impact on our business. Additionally, the United States Census Bureau recently indicated that annual moving rates have declined across the country. Because a household move typically requires new checks, fewer moves translate to fewer check orders. Finally, employment levels have not yet shown improvement. There is a correlation between employment and the ability of consumers to open checking accounts. Thus, the employment rate is a key factor for the check printing portion of the payments industry.

        To offset the decline in check usage resulting from alternative payments methods and economic conditions, as well as the pricing pressure faced by our Financial Services segment, we have focused on improving our selling techniques within all three segments to increase revenue per unit. We have also taken several steps to lower our cost structure.

        In Financial Services, we have implemented the DeluxeSelectSM program. This program allows us to interact directly with the customers of financial institutions and to leverage our extensive market research and knowledge of consumer behaviors and preferences. In Direct Checks, we encourage consumers to place their orders by phone, where our sales associates have the opportunity to interact with the consumer. In Business Services, we have partnered with our financial institution clients to increase the use of our financial institution referral program. Under this program, our financial institution clients refer their small business customers to us at the time of new account opening. This allows us direct interaction with the small business customer. Additionally, we have established business alliances under which consumers interact directly with us when ordering checks and related products. We have also provided extensive training to our Business Services sales associates as we transition that organization from a service to a selling environment. All of these efforts have led to increased sales of premium-priced licensed and specialty check designs and additional value-added services such as fraud prevention and express delivery. Additionally, to combat the reduced consumer response rates to direct mail advertisements within the Direct Checks segment, we continually analyze our marketing approach to ensure we utilize the most effective media sources.

        Our Financial Services segment intends to target financial institution clients that understand the value we provide. We provide high quality products, superior service, enhanced customer satisfaction and the check program management skills which lead to improved revenue and profitability for financial institutions. We will not focus on financial institutions for which the only goal is low price.

        We continue to be cost conscious so that we are able to compete as the decline in check usage and pricing pressure continue. We plan to close three Financial Services check printing facilities during 2004 and also have announced other employee reductions. We have increased efficiencies in our manufacturing and order capture areas, and we continue to closely manage spending and seek cost saving opportunities throughout the company.

        Even with the challenges we face, check printing continues to be a profitable business for us. We generated strong operating cash flows of $181.5 million during 2003. These cash flows have allowed us to lower our cost of capital by increasing our debt level. During 2002, we issued $300.0 million of long-term debt; and during 2003, our total debt level increased $286.7 million to $594.9 million as of December 31, 2003. We utilized the proceeds from this debt primarily to repurchase our common shares. During 2003, we repurchased a total of 12.2 million shares. We have also continued to pay dividends at an annual rate of $1.48 per share. We believe that we have the financial strength to pursue acquisitions which leverage our core competencies and are accretive to earnings and cash flow, to strengthen our leading position in the markets in which we compete and to expand into closely related or adjacent products and services, all while increasing shareholder value.

Special Charges and Credits

        Over the past three years, we have recorded charges and credits for restructurings, asset impairments and other developments. The significant items disclosed in the Notes to Consolidated Financial Statements appearing in Part II of this report are as follows (dollars in thousands):

	2003	2002	2001

Net restructuring charges	$11,353	$1,271	$3,804
Asset impairment losses	5,289	—	—
Post-retirement benefit curtailment
gain	(4,000)	—	—

Net pre-tax charges	$12,642	$1,271	$3,804

Reversal of income tax
contingencies	$(7,300)	$(12,853)	$—
Deferred income tax valuation
allowance	360	12,228	—

Net credits to provision for
income taxes	$(6,940)	$(625)	$—

The above pre-tax items are reflected in the consolidated statements of income as follows (dollars in thousands):

	2003	2002	2001

Cost of goods sold	$3,608	$581	$1,198
Selling, general and
administrative expense	3,745	690	2,606
Asset impairment and net
disposition losses	5,289	—	—

Net pre-tax charges	$12,642	$1,271	$3,804

        Net restructuring charges – During 2003, we recorded restructuring charges of $11.8 million for employee severance related to the planned closing of three of our Financial Services check printing facilities and other reductions in employees within Financial Services and our corporate support group. Of this amount, $9.0 million was recorded in the fourth quarter of 2003. During 2003, we also reversed $0.4 million of previously established restructuring accruals. The expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage due to the use of alternative payment methods, allows us to reduce the number of production facilities while still meeting client requirements. By moving check production to other facilities, we expect to enhance efficiencies and more fully utilize existing assets. The reductions in other employees are a result of our ongoing cost management efforts. Cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. The restructuring charges included estimated severance payments for 635 employees, which are payable under our ongoing severance benefit plan. We anticipate that our Indianapolis, Indiana and Pittsburgh, Pennsylvania facilities will be closed by April 2004 and our Campbell, California facility will be closed by July 2004. The reductions in other employees are expected to be substantially completed in the first quarter of 2004. The related severance payments are expected to be completed in the third quarter of 2004, utilizing cash from operations. The restructuring charges are reflected in our 2003 consolidated statement of income as cost of goods sold of $5.1 million and selling, general and administrative (SG&A) expense of $6.7 million.

        As a result of the facility closings and other employee reductions, we expect to realize net cost savings of approximately $7 million in cost of goods sold and $17 million in SG&A expense in 2004. Beginning in 2005, we anticipate net cost savings of approximately $11 million in cost of goods sold and $17 million in SG&A expense. Reduced costs consist primarily of labor and facility expenses such as insurance, taxes, depreciation and maintenance. In addition to severance payments, we anticipate spending approximately $5 million prior to July 2004 for costs related to transferring check production to other facilities. Of this amount, approximately $3 million will be spent on improvements to the other check printing facilities. These improvements will be capitalized and depreciated over their estimated useful lives. After the three facilities are closed, we anticipate that our remaining facilities will be operating at average capacity of approximately 70%.

        During 2002, we recorded restructuring charges of $1.5 million for employee severance related primarily to manufacturing employees within the Financial Services segment and various functional areas within the Direct Checks segment. During 2002, we also reversed $0.2 million of previously established restructuring accruals. These reductions were the result of our ongoing cost management efforts. The reductions were completed during 2003, with 121 employees receiving a total of $1.5 million in severance payments. The restructuring charges are reflected in the 2002 consolidated statement of income as cost of goods sold of $0.6 million and SG&A expense of $0.9 million.

        During 2001, we recorded restructuring charges of $4.2 million for employee severance related to customer service employees within the Business Services segment, mail center employees within the Financial Services segment and reductions encompassing various functional areas within both the Financial Services and Direct Checks segments. During 2001, we also reversed $0.4 million of previously established restructuring accruals. These reductions were the result of our ongoing cost management efforts. The reductions were completed in 2003, with 266 employees receiving a total of $3.7 million in severance payments. The restructuring charges are reflected in the 2001 consolidated statement of income as cost of goods sold of $1.2 million and SG&A expense of $3.0 million.

        Asset impairment losses – During 2003, we recorded asset impairment losses of $5.3 million, primarily in the Financial Services segment. Of this amount, $4.7 million was recorded in the fourth quarter of 2003. The impaired assets consisted of both manufacturing technologies and software.

        We had been intending to implement the manufacturing technologies during 2003. However, having already realized many efficiencies in our manufacturing function as a result of other initiatives, including the implementation of lean manufacturing, the incremental benefits expected from these technologies no longer warranted their implementation.

        The impaired software was intended to replace several of our existing systems and bring various areas of the company onto one platform. However, based on our continuing evaluation of investment initiatives, we determined that the costs to implement the system and the timeline for implementation did not result in an adequate return on our investment.

        The majority of the impaired assets had no alternative uses and could not be sold to third parties. Thus, these assets were written down to a carrying value of zero. Certain related hardware assets are expected to be sold to third parties and were written down to their fair value less costs to sell, based on bids received from third parties. Of the total asset impairment losses, $3.6 million related to property, plant and equipment and $1.7 million related to intangible assets.

        Post-retirement benefit curtailment gain – During the fourth quarter of 2003, we amended our retiree health care plan to limit the number of employees eligible for benefits under the plan. In order to receive the current level of benefits, employees must reach 20 years of service and 75 points (total of age and years of service) prior to January 1, 2006. Employees reaching 20 years of service and 75 points between January 1, 2006 and December 31, 2008 are eligible for the current level of benefits; however, their premiums will not be reduced once they become eligible for Medicare as is currently the case. Employees reaching 20 years of service and 75 points after December 31, 2008 must pay the full cost of coverage if they elect to participate in our health care plan. As a result of this plan change, we recognized a curtailment gain of $4.0 million during the fourth quarter of 2003. This gain is reflected as a reduction of cost of goods sold of $1.4 million and a reduction of SG&A expense of $2.6 million in our 2003 consolidated statement of income. We anticipate that this plan change will result in a $2.5 million decrease in our 2004 post-retirement benefit expense.

        Adjustments to provision for income taxes – During 2003, we reversed $7.3 million of previously established income tax reserves. A prior year federal audit period was closed due to the expiration of the statute of limitations, and we reached agreements with two states to favorably settle proposed income tax audit assessments. As a result, the related reserves were no longer required. Also during 2003, we recorded a $0.4 million charge for a valuation allowance related to our deferred tax asset for capital loss carryforwards which expired in 2003.

        During the fourth quarter of 2002, the Internal Revenue Service (IRS) completed its review of our income tax returns for 1996 through 1998. As a result, we reversed $12.9 million of previously established income tax reserves. Certain IRS rules were clarified in a manner favorable to us, and the related reserves were no longer required. Substantially offsetting these reversals in 2002 was a $12.2 million charge for a valuation allowance related to our deferred tax asset for capital loss carryforwards. At December 31, 2002, we had capital loss carryforwards of approximately $33.0 million which expired in 2003. By the fourth quarter of 2002, the predominance of negative evidence indicated that it was more likely than not that the tax benefits associated with a majority of the capital loss carryforwards would not be realized as certain tax planning strategies upon which we intended to rely were no longer considered to be prudent or feasible.

Results of Operations

         The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands, except revenue per unit amounts):

	2003		2002		2001

	$	% of revenue	$	% of revenue	$	% of revenue

Revenue from external customers:
Financial Services	$691,068	55.6%	$754,022	58.7%	$768,499	60.1%
Direct Checks	304,266	24.5%	310,866	24.2%	305,637	23.9%
Business Services	246,807	19.9%	219,095	17.1%	204,239	16.0%

Total	$1,242,141	100.0%	$1,283,983	100.0%	$1,278,375	100.0%

Units (millions)(1)	89.10	—	92.64	—	96.24	—
Revenue per unit	$13.94	—	$13.86	—	$13.28	—
Gross profit	816,176	65.7%	848,189	66.1%	824,557	64.5%
Selling, general and administrative
expense	492,511	39.6%	502,961	39.2%	514,369	40.2%
Asset impairment and net disposition
losses	4,744	0.4%	297	—	2,062	0.2%
Goodwill amortization expense	—	—	—	—	6,188	0.5%
Operating income:(2)
Financial Services	$139,262	20.2%	$180,999	24.0%	$167,721	21.8%
Direct Checks	99,830	32.8%	92,415	29.7%	75,365	24.7%
Business Services	79,829	32.3%	71,517	32.6%	58,852	28.8%

Total	$318,921	25.7%	$344,931	26.9%	$301,938	23.6%

Earnings before interest, taxes,
depreciation and amortization of
intangibles (EBITDA)(3)	$378,334	30.5%	$403,331	31.4%	$374,732	29.3%

        See Note 14 of the Notes to Consolidated Financial Statements appearing in Part II of this report for discussion of the accounting policies of our reportable business segments.

(1)	Units represent an equivalent quantity of checks sold calculated across all check-related product lines. Non-production and accessory products are excluded from the calculation of units.

(2)	Segment percentages represent segment operating income as a percentage of segment revenue from external customers.

(3)	EBITDA is not a measure of financial performance under generally accepted accounting principles (GAAP). We disclose EBITDA because it can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBITDA, as we believe that an increasing EBITDA depicts increased ability to attract financing and increases the valuation of our business. We do not consider EBITDA to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBITDA is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. EBITDA is derived from net income as follows (dollars in thousands):

	Year Ended December 31,

	2003	2002	2001

Net income	$192,472	$214,274	$185,900
Provision for income taxes	106,908	126,448	111,634
Interest expense, net	18,872	4,404	3,216
Depreciation	22,773	23,953	30,605
Amortization of intangibles	37,309	34,252	37,189
Amortization of goodwill	—	—	6,188

EBITDA	$378,334	$403,331	$374,732

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

        Revenue – Revenue decreased $41.9 million, or 3.3%, to $1,242.1 million for 2003 from $1,284.0 million for 2002. Unit volume was down 3.8% as compared to 2002 resulting primarily from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and the economic conditions discussed earlier under Company Profile. Additionally, lower customer retention, lengthening reorder cycles and lower direct mail consumer response rates for our Direct Checks segment and the timing of client gains and losses for our Financial Services segment contributed to the unit decline. Partially offsetting the decrease in unit volume was a 0.6% increase in revenue per unit. The increase in revenue per unit was due to continued strength in selling premium-priced licensed and specialty check designs and additional value-added services such as express delivery and fraud prevention, as well as price increases, partially offset by increased competitive pricing pressure within our Financial Services segment.

        Gross profit – Gross profit decreased $32.0 million, or 3.8%, to $816.2 million for 2003 from $848.2 million for 2002. Gross margin decreased to 65.7% for 2003 from 66.1% for 2002. The decrease in gross margin was due primarily to pricing pressure within Financial Services, lower unit volume and an increase in net restructuring charges of $4.4 million, primarily related to the planned closing of three Financial Services check printing facilities. Partially offsetting these decreases were productivity improvements, cost management efforts, price increases, the continued strength in selling premium-priced licensed and specialty check designs and additional value-added services and the curtailment gain of $1.4 million discussed earlier under Special Charges and Credits.

        Selling, general and administrative (SG&A) expense – SG&A expense decreased $10.5 million, or 2.1%, to $492.5 million for 2003 from $503.0 million for 2002. The decrease in SG&A expense was primarily due to a $16.0 million decrease in performance-based employee compensation, lower discretionary spending and cost management efforts as we manage through the challenging business and economic environments and the curtailment gain of $2.6 million discussed earlier under Special Charges and Credits. These decreases were partially offset by a $7.4 million increase in commissions for our Business Services segment and an increase in net restructuring charges of $5.7 million related to reductions in employees within Financial Services and our corporate support group. As a percentage of revenue, SG&A expense increased to 39.6% for 2003 from 39.2% for 2002.

        Asset impairment and net disposition losses – The net loss of $4.7 million for 2003 consisted primarily of asset impairment losses of $5.3 million, partially offset by the recognition of $0.6 million of the deferred gain resulting from a 1999 sale-leaseback transaction with an unaffiliated third party. The asset impairment losses were discussed earlier under Special Charges and Credits.

        The net loss of $0.3 million for 2002 consisted of the retirement of certain software assets, partially offset by the recognition of a portion of the deferred gain resulting from the 1999 sale-leaseback transaction.

        Interest expense – Interest expense increased $14.1 million to $19.2 million for 2003 from $5.1 million for 2002. The increase was primarily due to higher interest rates on long-term notes we issued in December 2002, as well as significantly higher debt levels. In December 2002, we issued $300.0 million of senior, unsecured notes in conjunction with the financial strategy we announced in August 2002. These notes mature in December 2012 and have a coupon rate of 5.0%. During 2003, we had weighted-average debt outstanding of $468.4 million at a weighted-average interest rate of 3.67%. During 2002, we had weighted-average debt outstanding of $171.8 million at a weighted-average interest rate of 2.13%.

        Provision for income taxes – Our effective tax rate for 2003 decreased to 35.7% from 37.1% for 2002. During 2003, we reversed $7.3 million of previously established income tax reserves. These reversals were discussed earlier under Special Charges and Credits and lowered our 2003 effective tax rate by 2.4 points. We expect our effective tax rate for 2004 to be approximately 38%.

        Net income – Net income decreased $21.8 million, or 10.2%, to $192.5 million for 2003 from $214.3 million for 2002. The decrease was primarily due to the revenue decrease, the interest expense increase and the increase in net pre-tax charges discussed earlier under Special Charges and Credits, partially offset by the lower provision for income taxes.

        Diluted earnings per share – Despite the decrease in net income, diluted earnings per share increased $0.13, or 3.9%, to $3.49 for 2003 from $3.36 for 2002. The increase was due to the net decrease in average shares outstanding due to our share repurchase programs. In January 2001, our board of directors approved the repurchase of up to 14 million shares of our common stock, in August 2002, the board authorized the repurchase of an additional 12 million shares and in August 2003, the board authorized the repurchase of up to 10 million additional shares. As of December 31, 2003, 27.5 million shares had been repurchased under these authorizations. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.47 increase in earnings per share for 2003 as compared to 2002.

        As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our results of operations do not include compensation expense for stock options issued under our stock incentive plan or for shares issued to employees under our current employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.07 lower for 2003 and $0.04 lower for 2002. This pro forma impact of stock-based compensation was calculated utilizing the method disclosed in the Notes to Consolidated Financial Statements appearing in Part II of this report.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

        Revenue – Revenue increased $5.6 million, or 0.4%, to $1,284.0 million for 2002 from $1,278.4 million for 2001. Revenue per unit increased 4.4% as compared to 2001 due to price increases in all three segments, the improved effectiveness of our selling techniques and continued strength in selling premium-priced licensed and specialty check designs and additional value-added services. Partially offsetting the increase in revenue per unit was a 3.7% decrease in unit volume. Over 40% of this volume decline was due to lower financial institution conversion activity during 2002, as bank mergers and acquisitions were down from 2001. Conversion activity is driven by the need to replace checks after one financial institution merges with or acquires another. Additionally, the Direct Checks segment was impacted by lower consumer response rates to direct mail advertisements, and all three segments were impacted by a decline in check usage due to the sluggish economy and the increasing use of alternative payment methods.

        Gross profit – Gross profit increased $23.6 million, or 2.9%, to $848.2 million for 2002 from $824.6 million for 2001. Gross margin increased to 66.1% for 2002 from 64.5% for 2001. The increase in gross margin was due to the higher revenue per unit discussed earlier and continued focus on productivity improvements, including the conversion to lean manufacturing concepts in our Financial Services and Business Services check printing facilities, as well as other cost reductions and reduced spoilage. Postal rate increases partially offset these improvements.

        Selling, general and administrative (SG&A) expense – SG&A expense decreased $11.4 million, or 2.2%, to $503.0 million for 2002 from $514.4 million for 2001. As a percentage of revenue, SG&A expense decreased to 39.2% for 2002 from 40.2% for 2001. The improvement was primarily due to our efforts to move customers to the lower-cost electronic and Internet order channels, lower depreciation and amortization expense as a result of reductions in capital purchases in recent years and ongoing cost management efforts. Partially offsetting these decreases was a $7.1 million increase in advertising expense within the Direct Checks segment. An overall softening in direct mail industry response rates caused some of the cooperative mailers and other businesses we relied upon to distribute direct mail advertisements to reduce their circulation. This made it challenging, and more costly, to acquire suitable advertising media for Direct Checks traditional means of new customer acquisition.

        Goodwill amortization expense – On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, in its entirety. Under this new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Thus, we recorded no goodwill amortization expense during 2002, compared to $6.2 million for 2001.

        Asset impairment and net disposition losses – The net loss of $0.3 million for 2002 consisted of the retirement of certain software assets, partially offset by the recognition of a portion of the deferred gain resulting from a 1999 sale-leaseback transaction with an unaffiliated third party. The net loss of $2.1 million for 2001 consisted of write-offs resulting from a review of asset usage and physical inventories of assets, partially offset by the recognition of $1.7 million of the deferred gain from the 1999 sale-leaseback transaction.

        Interest expense – Interest expense decreased $0.5 million to $5.1 million for 2002 from $5.6 million for 2001. The decrease was due to lower interest rates partially offset by higher debt levels. During 2002, we had weighted-average debt outstanding of $171.8 million at a weighted-average interest rate of 2.13%. During 2001, we had weighted-average debt outstanding of $104.5 million at a weighted-average interest rate of 3.99%. In February 2001, we paid off $100.0 million of unsecured and unsubordinated notes which carried interest at 8.55%.

        Provision for income taxes – Our effective tax rate for 2002 was 37.1% compared to 37.5% for 2001. The decrease was due primarily to the reversal of $12.9 million of previously established income tax reserves. Substantially offsetting these reversals was a $12.2 million charge for a valuation allowance relating to our deferred tax asset for capital loss carryforwards which expired in 2003. These adjustments were discussed earlier under Special Charges and Credits and lowered our 2002 effective tax rate by 0.2 point.

        Net income – Net income increased $28.4 million, or 15.3%, to $214.3 million for 2002 from $185.9 million for 2001. The improvement was due to the increases in revenue and gross profit, the reduction in SG&A expense and the change in accounting for goodwill discussed earlier.

        Diluted earnings per share – Diluted earnings per share increased $0.67, or 24.9%, to $3.36 for 2002 from $2.69 for 2001. In addition to the increase in net income discussed earlier, average shares outstanding decreased from 2001 due to our share repurchase programs. In January 2001, our board of directors approved the repurchase of up to 14 million shares of our common stock; and in August 2002, the board authorized the repurchase of an additional 12 million shares. As of December 31, 2002, 15.2 million shares had been repurchased under these authorizations. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.26 increase in 2002 earnings per share as compared to 2001.

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our results of operations do not include compensation expense for stock options issued under our stock incentive plan and for 2002 do not include compensation expense for shares issued under our amended and restated employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.04 lower for 2002 and $0.05 lower for 2001. This pro forma impact of stock-based compensation was calculated utilizing the method disclosed in the Notes to Consolidated Financial Statements appearing in Part II of this report.

Segment Disclosures

        Additional financial information regarding our business segments appears under the caption “Note 14: Business segment information” of the Notes to Consolidated Financial Statements appearing in Part II of this report.

        Financial Services – Financial Services sells checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention. The following table shows the results of this segment for the last three years (dollars in thousands):

	2003	2002	2001

Revenue	$691,068	$754,022	$768,499
Operating income	139,262	180,999	167,721
% of revenue	20.2%	24.0%	21.8%

        Financial Services revenue decreased $62.9 million, or 8.3%, to $691.1 million for 2003 from $754.0 million for 2002. The decrease was due to continued competitive pricing pressure and lower unit volume resulting from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and the economic conditions discussed earlier under Company Profile. Additionally, the timing of financial institution client gains and losses impacted this segment. These revenue decreases were partially offset by increased sales of premium-priced licensed and specialty check designs and additional value-added services.

        Operating income decreased $41.7 million, or 23.1%, to $139.3 million for 2003 from $181.0 million for 2002. The decrease was primarily the result of the revenue decline and higher severance and asset impairment charges. Financial Services recorded net restructuring charges of $11.2 million in 2003, compared to net restructuring charges of $0.8 million in 2002. The 2003 restructuring charges were for employee severance related to the planned closing of three check printing facilities, as well as other employee reductions. The restructuring charges recorded in 2002 related to reductions of employees in both manufacturing and SG&A functions. Additionally, Financial Services recorded asset impairment charges of $4.4 million in 2003. The net restructuring and asset impairment charges were discussed earlier under Special Charges and Credits. Partially offsetting these decreases in operating income were lower discretionary spending and cost management efforts as we manage through the challenging business and economic environments, lower performance-based employee compensation, production efficiencies and $2.6 million related to the curtailment gain discussed earlier under Special Charges and Credits.

        Financial Services revenue decreased $14.5 million, or 1.9%, to $754.0 million for 2002 from $768.5 million for 2001. The decrease was due to lower volume resulting from lower financial institution conversion activity during 2002, an overall decline in the number of checks being written due to the sluggish economy and the increasing use of alternative payment methods, as well as the timing of client gains and losses. The volume decline was partially offset by price increases and continued strength in selling premium-priced licensed and specialty check designs and additional value-added services.

        Operating income increased $13.3 million, or 7.9%, to $181.0 million for 2002 from $167.7 million for 2001. The improvement was due to continued focus on cost reductions and productivity improvements, including the transformation to lean manufacturing concepts, lower depreciation and amortization expense as a result of lower levels of capital purchases in recent years, increased efficiencies due to a shift from mail to electronic orders and reduced spoilage. Postal rate increases partially offset these improvements.

        Direct Checks – Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names. The following table shows the results of this segment for the last three years (dollars in thousands):

	2003	2002	2001

Revenue	$304,266	$310,866	$305,637
Operating income	99,830	92,415	75,365
% of revenue	32.8%	29.7%	24.7%

        Direct Checks revenue decreased $6.6 million, or 2.1%, to $304.3 million for 2003 from $310.9 million for 2002. Unit volume decreased from 2002 due to an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods and the economic conditions discussed earlier under Company Profile, lower customer retention, lower consumer response rates to direct mail advertisements and longer reorder cycles due to promotional strategies for multi-box orders. Partially offsetting the volume decline was an increase in revenue per unit due to continued strength in selling premium-priced licensed and specialty check designs and additional value-added services, as well as price increases.

        Operating income increased $7.4 million, or 8.0%, to $99.8 million for 2003 from $92.4 million for 2002. The increase was due to efficiencies within the manufacturing and order entry functions and cost management efforts.

        Direct Checks revenue increased $5.3 million, or 1.7%, to $310.9 million for 2002 from $305.6 million for 2001. The increase was due to higher revenue per unit as a result of price increases, the improved effectiveness of our selling techniques and continued strength in selling premium-priced licensed and specialty check designs, partially offset by a decrease in volume as consumer response rates to direct mail advertisements were down.

        Operating income increased $17.0 million, or 22.6%, to $92.4 million for 2002 from $75.4 million for 2001. The change in accounting for goodwill required under SFAS No. 142, Goodwill and Other Intangible Assets, accounted for $6.2 million of the increase. Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to impairment testing on at least an annual basis. In addition, the improvement was due to the revenue increase, the continued migration of orders to the lower-cost Internet channel, continued cost management efforts and productivity improvements within the manufacturing function. Partially offsetting these improvements were increased advertising costs as a result of fewer new customer acquisition media sources. An overall softening in direct mail industry response rates caused some of the cooperative mailers and other businesses we relied upon to distribute direct mail advertisements to reduce their circulation. This made it challenging, and more costly, to acquire suitable advertising media for our traditional means of new customer acquisition.

        Business Services – Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. Through our business referral program, our financial institution clients refer new small business customers by calling us directly at the time of new account opening. Additionally, we are the endorsed supplier of business checks and forms for Microsoft® Money and Microsoft Business Solutions. We also use a variety of direct marketing techniques to retain customers. The following table shows the results of this segment for the last three years (dollars in thousands):

	2003	2002	2001

Revenue	$246,807	$219,095	$204,239
Operating income	79,829	71,517	58,852
% of revenue	32.3%	32.6%	28.8%

        Business Services revenue increased $27.7 million, or 12.6%, to $246.8 million for 2003 from $219.1 million for 2002. The increase resulted from both higher unit volume and higher revenue per unit. Financial institution referrals increased, and we began to realize the benefit of the Microsoft relationship. Additionally, revenue per unit increased due to improved selling techniques and price increases. Partially offsetting these improvements was the overall decline in the number of checks being written due to the economic conditions discussed earlier under Company Profile and the increasing use of alternative payment methods.

        Operating income increased $8.3 million, or 11.6%, to $79.8 million for 2003 from $71.5 million for 2002. The increase was due to the higher revenue, partially offset by higher commissions resulting from increased financial institution referrals and business alliances, as well as higher employee costs related to transforming our customer care organization from a service to a selling environment.

        Business Services revenue increased $14.9 million, or 7.3%, to $219.1 million for 2002 from $204.2 million for 2001. The increase was due to increased volume from financial institution referrals and improved selling techniques, as well as higher revenue per unit due to price increases. Partially offsetting these increases was lower financial institution conversion activity during 2002 and a decline in check usage due to the sluggish economy and the increasing use of alternative payment methods.

        Operating income increased $12.6 million, or 21.5%, to $71.5 million for 2002 from $58.9 million for 2001. The improvement was due to the revenue increase, reduced material costs and continued cost management efforts.

Liquidity, Capital Resources and Financial Condition

        As of December 31, 2003, we had cash and cash equivalents of $3.0 million. The following table shows our cash flow activity for the last three years and should be read in conjunction with the consolidated statements of cash flows (dollars in thousands):

	2003	2002	2001

Net cash provided by operating activities	$181,467	$257,139	$270,623
Net cash used by investing activities	(24,883)	(44,149)	(13,497)
Net cash used by financing activities	(278,471)	(97,706)	(328,287)

Net (decrease) increase in cash and cash equivalents	$(121,887)	$115,284	$(71,161)

        Net cash provided by operating activities decreased $75.6 million to $181.5 million for 2003 from $257.1 million for 2002. The decrease was due primarily to the lower earnings discussed earlier under Results of Operations, changes in accounts payable, the amount and timing of advertising spending within our Direct Checks segment and a $12.8 million increase in contract acquisition payments to financial institution clients within the Financial Services segment.

        During 2003, cash inflows generated from operations were utilized primarily to make income tax payments of $110.5 million, contract acquisition payments to financial institution clients of $47.7 million, employee profit sharing and pension contributions of $39.6 million and voluntary employee beneficiary association (VEBA) trust contributions of $32.0 million. The net issuance of $213.3 million of commercial paper, net cash provided by operating activities during 2003 of $181.5 million, cash on hand of $124.9 million as of December 31, 2002, net proceeds from the issuance of long-term debt of $74.8 million and cash receipts of $23.9 million from shares issued under employee plans enabled us to spend $507.1 million on share repurchases, to pay dividends of $80.5 million and to purchase capital assets of $22.0 million.

        Net cash provided by operating activities decreased $13.5 million to $257.1 million for 2002 from $270.6 million for 2001. The increase in earnings in 2002 was offset by higher employee profit sharing and pension contributions, income tax payments and VEBA trust contributions.

        During 2002, cash inflows generated from operations were utilized to fund income tax payments of $116.5 million, employee profit sharing and pension contributions of $40.6 million, contract acquisition payments to financial institution clients of $34.9 million and VEBA trust contributions of $25.5 million. The net issuance of long-term debt of $295.7 million, net cash provided by operating activities during 2002 of $257.1 million, cash receipts of $30.9 million from shares issued under employee plans and cash on hand of $9.6 million as of December 31, 2001 enabled us to spend $172.8 million on share repurchases, to pay off short-term debt of $150.0 million, to pay dividends of $92.9 million and to purchase capital assets of $40.7 million.

        During 2001, cash inflows generated from operations were utilized primarily to fund income tax payments of $107.0 million and contract acquisition payments to financial institution clients of $34.0 million. Net cash provided by operating activities during 2001 of $270.6 million, the net issuance of $150.0 million of commercial paper, cash on hand at December 31, 2000 of $80.7 million and cash receipts of $68.7 million from shares issued under employee plans enabled us to spend $345.4 million on share repurchases, to pay dividends of $101.8 million, to make payments on long-term debt of $101.6 million and to purchase capital assets of $28.8 million.

        We believe that important measures of our financial strength are the ratios of earnings before interest and taxes (EBIT(4)) to interest expense and free cash flow(5) to total debt. We calculate free cash flow as cash provided by operating activities less purchases of capital assets and dividends paid to shareholders. EBIT to interest expense was 16.5 times for 2003, 68.0 times for 2002 and 53.9 times for 2001. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio on a four-quarter trailing basis of 2.5 times. The decrease in 2003, as compared to 2002, was primarily due to higher interest expense resulting from higher interest rates and debt levels primarily due to the issuance of $300.0 million of long-term notes in December 2002. Although this additional interest expense has caused this ratio to decrease, we believe the risk of violating our financial covenants is low as we expect solid profitability and cash flow to continue. The increase in 2002, as compared to 2001, was primarily due to the improvements in operating results discussed earlier under Results of Operations and lower interest expense in 2002 due to lower interest rates. The comparable ratio of net income to interest expense was 10.0 times for 2003, 42.2 times for 2002 and 33.3 times for 2001. Free cash flow to total debt was 13.3% for 2003, 40.1% for 2002 and 86.8% for 2001. The decrease in 2003, as compared to 2002, was due to the higher level of debt outstanding as of December 31, 2003, which was utilized to fund share repurchases, as well as the decrease in cash provided by operating activities discussed earlier. These decreases were partially offset by the lower level of capital asset purchases in 2003 as we reduced discretionary spending and the lower level of dividends paid due to fewer shares outstanding. The decrease in 2002, as compared to 2001, was due to the higher debt level as of December 31, 2002 resulting from borrowings to implement our financial strategy. This impact was partially offset by increased earnings and the lower amount of dividends paid in 2002 based on fewer shares outstanding. The comparable ratio of net cash provided by operating activities to total debt was 30.5% for 2003, 83.4% for 2002 and 167.6% for 2001.

        As of December 31, 2003, we had $594.9 million of debt outstanding. Of this amount, $213.3 million was short-term debt and the remainder was long-term debt. Our short-term debt consisted of commercial paper outstanding under a $350.0 million commercial paper program. Our commercial paper program was increased to $350.0 million from $300.0 million during 2003 and carries a credit rating of A1/P1. If for any reason we were unable to access the commercial paper markets, we would rely on our committed lines

(4)	EBIT is not a measure of financial performance under GAAP. By excluding interest and income taxes, this measure of profitability can indicate whether a company’s earnings are adequate to pay its debts. We monitor this measure on an ongoing basis, as we believe it illustrates our operating performance without regard to financing methods, capital structure or income taxes. We do not consider EBIT to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBIT is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of EBIT to interest expense illustrates how many times the current year’s EBIT covers the current year’s interest expense. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio. EBIT is derived from net income as follows (dollars in thousands):

	Year Ended December 31,

	2003	2002	2001

Net income	$192,472	$214,274	$185,900
Provision for income taxes	106,908	126,448	111,634
Interest expense, net	18,872	4,404	3,216

EBIT	$318,252	$345,126	$300,750

(5)	Free cash flow is not a measure of financial performance under GAAP. We monitor free cash flow on an ongoing basis, as it measures the amount of cash generated from our operating performance after investment initiatives and the payment of dividends. It represents the amount of cash available for interest payments, debt service, general corporate purposes and strategic initiatives. We do not consider free cash flow to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that free cash flow is a useful liquidity measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of free cash flow to total debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities as follows (dollars in thousands):

	Year Ended December 31,

	2003	2002	2001

Net cash provided by operating activities	$181,467	$257,139	$270,623
Purchases of capital assets	(22,034)	(40,708)	(28,775)
Cash dividends paid to shareholders	(80,453)	(92,940)	(101,773)

Free cash flow	$78,980	$123,491	$140,075

of credit for liquidity. The average amount of commercial paper outstanding during 2003 was $149.4 million at a weighted-average interest rate of 1.15%. As of December 31, 2003, $213.3 million was outstanding at a weighted-average interest rate of 1.11%. The average amount of commercial paper outstanding during 2002 was $152.9 million at a weighted-average interest rate of 1.77%. As of December 31, 2002, no commercial paper was outstanding.

        We have committed lines of credit for $350.0 million which primarily support our commercial paper program. To the extent not needed to support outstanding commercial paper, we may borrow funds under these lines of credit. We have a 364-day line of credit for $175.0 million which expires in August 2004 and carries a commitment fee of seven basis points (.07%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of nine basis points (.09%). The credit agreements governing these lines of credit contain customary covenants regarding the ratio of EBIT to interest expense and levels of subsidiary indebtedness. We believe the risk of violating our financial covenants is low as we expect solid profitability and cash flow to continue. No amounts were drawn on these lines of credit during 2003 or 2002. As of December 31, 2003, $136.7 million was available under these lines of credit for borrowing or for support of additional commercial paper.

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during 2003 or 2002, and no amounts were outstanding under this line of credit as of December 31, 2003.

        Absent certain defined events of default under our committed credit facilities, there are no significant contractual restrictions on our ability to pay cash dividends.

        Our long-term debt consists of $298.3 million of long-term notes, net of discount, $75.0 million of medium-term notes and $8.4 million of capital lease obligations. In August 2002, our board of directors approved a financial strategy intended to reduce our cost of capital and as a result, increase leverage. This strategy involves increasing our total debt level up to a targeted maximum of $700 million, using the additional debt in part to repurchase shares or pursue suitable acquisitions. Our board also approved a 12 million share repurchase program in August 2002 as part of this financial strategy. As a result of this announcement, our long-term credit rating was downgraded to ‘A’ from ‘A+’ by Standard and Poor’s and was downgraded to ‘A2’ from ‘A1’ by Moody’s Investors Service. We still maintain a strong investment-grade credit rating and expect no impact on our ability to borrow. Our credit facilities do not have covenants or events of default tied to maintaining our credit rating.

        In connection with our financial strategy, in December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The proceeds from these notes were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. In September 2003, we established a $250.0 million medium-term note program under this shelf registration. As of December 31, 2003 we had issued $75.0 million of medium-term notes. Of these notes, $50.0 million mature in September 2006 and have a coupon rate of 2.75% and $25.0 million mature in November 2005 and have an interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate is reset on a quarterly basis.

        In September 2003, we completed all repurchases under the 12 million share repurchase program approved by our board of directors in August 2002. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. As of December 31, 2003, we had repurchased 1.5 million shares under the August 2003 authorization. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, we cannot predict the timing or amount of shares that we may repurchase under the current authorization.

        Changes in financial condition – Other non-current assets increased $56.6 million to $157.5 million as of December 31, 2003 from $100.9 million as of December 31, 2002. The increase related to contract acquisition payments of $47.7 million made to financial institution clients during 2003, as well as contract acquisition costs accrued as of December 31, 2003. Contract acquisition costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Partially offsetting these increases was amortization of contract acquisition costs of $25.6 million in 2003. The number of checks being written has been in decline since the mid-1990s, contributing to increased competitive pressure when attempting to retain or obtain clients. Beginning in 2001, as competitive pressure intensified, both the number of financial institution clients requiring contract acquisition payments and the amount of the payments increased. Although we anticipate that we will continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid is dependent on numerous factors such as the number and timing of contract executions and renewals, the actions of our competitors, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. We do anticipate that these payments will continue to be a significant use of cash. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract. Based on the contract acquisition costs balance as of December 31, 2003, estimated amortization for each of the next five years ending December 31 is as follows (dollars in thousands):

2004	$29,074
2005	23,767
2006	21,957
2007	12,423
2008	7,814

        Short-term debt increased to $213.3 million as of December 31, 2003 from zero as of December 31, 2002. Long-term debt increased $73.5 million to $381.7 million as of December 31, 2003 from $308.2 million as of December 31, 2002. These increases were due to the issuance of commercial paper and medium-term notes during 2003, as we continued to implement the financial strategy discussed earlier.

        Shareholders’ (deficit) equity decreased $362.4 million to a deficit of $298.1 million as of December 31, 2003 from $64.3 million as of December 31, 2002. The decrease was due to the required accounting treatment for share repurchases. In August 2002, our board of directors approved the repurchase of up to 12 million shares of our common stock. These repurchases were completed in September 2003 at a cost of $503.2 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of common stock. Through December 31, 2003, 1.5 million of these additional shares had been repurchased at a cost of $59.5 million. Given the strength of our financial position, as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect our shareholders’ deficit position to result in any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition.

Contractual Obligations

        As of December 31, 2003, our contractual obligations were as follows (dollars in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years

Long-term debt and related interest	$514,735	$16,680	$108,055	$30,000	$360,000
Commercial paper	213,250	213,250	—	—	—
Capital lease obligation and
related interest	11,231	1,897	3,821	4,008	1,505
Operating lease obligations	14,822	5,847	7,660	833	482
Purchase obligations	108,591	74,523	24,363	9,705	—
Other long-term liabilities	59,565	17,791	19,186	14,276	8,312

Total	$922,194	$329,988	$163,085	$58,822	$370,299

        Long-term debt consists of the $300.0 million of senior, unsecured notes and $75.0 million of medium-term notes discussed earlier under Liquidity, Capital Resources and Financial Condition. The amounts presented in the table above for long-term debt include both principal and interest payments, using the current interest rate of 1.22% for the $25.0 million variable rate notes.

        We currently have commitments under both operating and capital leases. Our capital lease obligation bears interest at a rate of 10.4% and is due through 2009. We have also entered into operating leases on certain facilities and equipment.

        Purchase obligations include amounts due under contracts with third party service providers. These contracts are primarily for information technology services, including software development and support services, and personal computer, telecommunications, network server and help desk services. Additionally, purchase obligations include amounts due under royalty agreements and Direct Checks direct mail advertising agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented here. Certain of the contracts with third party service providers allow for early termination upon the payment of specified penalties. If we were to terminate these agreements, we would incur penalties of $35.9 million as of December 31, 2003.

        Other long-term liabilities consist primarily of amounts due for workers’ compensation, deferred officers’ compensation and environmental liabilities. Accruals for environmental matters were $7.7 million as of December 31, 2003. During 2002, we purchased an environmental insurance policy which covers pre-existing conditions from third-party claims and cost overruns for 30 years at owned, leased and divested sites, as well as any new conditions discovered at currently owned or leased sites for ten years. As a result, we expect to receive reimbursements from the insurance company for environmental remediation costs we incur. The related receivables from the insurance company are reflected in other current assets and other non-current assets in our consolidated balance sheets in amounts equal to our environmental liabilities.

        Of the $49.9 million reported as long-term liabilities in our consolidated balance sheet as of December 31, 2003, $8.1 million is excluded from the payments shown in the table above. A portion of the excluded amount consists of amounts due under our deferred officers compensation plan. Under this plan, employees begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur. Additionally, the excluded amount includes items which will not be paid in cash, such as a deferred gain resulting from a 1999 sale-leaseback transaction with an unaffiliated third party.

        Total contractual obligations do not include amounts which will be due under our defined contribution pension plan or our 401(k), profit sharing or retiree health care plans. The amounts payable under our defined contribution pension plan and our 401(k) plan are dependent on the number of employees providing services throughout the year, their wage rates and in the case of the 401(k) plan, whether employees elect to participate in the plan. The amounts payable under our profit sharing plans are dependent on the financial performance of the company. Benefits paid under our retiree health care plan are dependent on the level of medical costs incurred by plan participants. Additionally, we have contributed funds to a trust for the purpose of funding our retiree health care plan. Trust assets can be utilized only to pay medical costs of plan participants. Thus, we have the option of paying retiree medical costs from the trust or from the general assets of the company. Total contractual obligations also do not include income tax payments which will be remitted on our earnings or contributions which may be made to our VEBA trust.

Contingent Commitments/Off-balance Sheet Arrangements

        In conjunction with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and from certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we would indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through December 31, 2003, no amounts have been paid or claimed under this agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

        It has not been our practice to enter into off-balance sheet arrangements. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications, and we do not expect any material adverse claims in the future. We have established a formal contract review process to assist in identifying significant indemnification clauses.

        We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

Related Party Transactions

        We have entered into no significant related party transactions during the past three years.

Critical Accounting Policies

        Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to long-lived assets, contract acquisition costs, deferred advertising costs, post-

retirement benefits and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis, and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. There were no significant changes to our accounting policies during 2003. Additionally, we did not adopt any new accounting policies, including those required by newly issued accounting standards, which would materially impact our 2003 results of operations or their presentation in the consolidated financial statements included in this report.

Application of Critical Accounting Policies

        Long-lived assets – As of December 31, 2003, we had net property, plant and equipment of $123.6 million and net intangible assets of $78.2 million. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections and other considerations, including impairment losses, estimated useful lives, depreciation and amortization methods and salvage values.

        We must evaluate the recoverability of property, plant, equipment and identifiable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. We recorded asset impairment losses of $5.3 million in 2003 related to both manufacturing technologies and software. We had been intending to implement the manufacturing technologies during 2003. However, having already realized many efficiencies in our manufacturing function as a result of other initiatives, including the implementation of lean manufacturing, the incremental benefits expected from these technologies no longer warranted their implementation. The impaired software was intended to replace several of our existing systems and bring various areas of the company onto one platform. However, based on our continuing evaluation of investment initiatives, we determined that the costs to implement the system and the timeline for implementation did not result in an adequate return on our investment. The majority of the impaired assets had no alternative uses and could not be sold to third parties. Thus, these assets were written down to a carrying value of zero. Certain related hardware assets are expected to be sold to third parties and were written down to their fair value less costs to sell, based on bids received from third parties. Of the total asset impairment losses, $3.6 million related to property, plant and equipment and $1.7 million related to intangible assets. No significant asset impairment losses were recorded during 2002 or 2001.

        Our business segments record depreciation and amortization expense in cost of goods sold or SG&A expense based on how the assets are used. The depreciation and amortization methods and lives applied to our long-lived assets are intended to allocate the cost of these assets over their estimated useful lives and in proportion to the benefits received from their use. We continually evaluate the useful lives and depreciation and amortization methods used. As circumstances change or the manner in which we utilize a particular asset changes, adjustments to these estimates may be necessary. Any change in estimate is reflected on a prospective basis and thus, does not impact the results of operations for periods prior to the change. During 2001, we revised the estimated useful lives for certain of our e-commerce intangible assets. These changes in estimate resulted in increased amortization expense of $2.9 million in 2001. No significant changes in depreciation or amortization estimates were made during 2003 or 2002. During the first quarter of 2004, we revised the estimated useful lives for certain of our software assets, as we anticipate that the assets will be replaced sooner than originally assumed. This change in accounting estimate is expected to result in increased amortization expense of approximately $8 million in 2004, primarily in the last three quarters of the year. Even with this change in accounting estimate, we expect total depreciation and amortization expense in 2004 to be comparable to 2003.

        Contract acquisition costs – As of December 31, 2003, we had net capitalized contract acquisition costs of $96.1 million. We record contract acquisition costs when we sign or renew contracts with our financial institution clients. These costs consist of cash payments or accruals related to amounts paid or owed to financial institution clients by our Financial Services segment. Contract acquisition costs are generally recorded as reductions of revenue on the straight-line basis over the related contract term. Currently, these amounts are being amortized over periods ranging from two to seven years, with a weighted-average life of 4.5 years as of December 31, 2003. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred.

        As of December 31, 2003 and 2002, contract acquisition costs consisted of balances relating to numerous financial institutions. Should a financial institution cancel a contract prior to the agreement’s termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs.

        Deferred advertising costs – As of December 31, 2003, we had deferred advertising costs of $29.0 million. These costs include materials, printing, labor and postage costs related primarily to direct response advertising programs of our Direct Checks segment. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, as check re-orders can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting our results of operations during the period in which the change occurred and in subsequent periods. Under our current amortization schedule, approximately 70% of the costs of an individual advertisement are expensed within six months of the advertisement.

        During the first quarter of 2003, we reviewed our various marketing programs and the related revenues generated from these programs. As a result of this review, we modified the estimated revenue streams over which our deferred advertising costs are amortized. We shortened the amortization periods from an average of 18 months to a maximum of 18 months, and we revised our pattern of amortization to reflect the fact that due to our promotional strategies, a larger proportion of revenues are generated from reorders than from initial orders. Additionally, the decline in check usage and our promotional strategies for multi-box orders have resulted in a lengthening of the check reorder cycle. The net impact of these changes in accounting estimates resulted in a decrease in SG&A expense of approximately $7 million during 2003. However, overall advertising expense for Direct Checks in 2003 was comparable to 2002 due to the timing and amount of advertising spend. During 2002 and 2001, no material revisions were made to the amortization of deferred advertising costs.

        Post-retirement benefits – Our net post-retirement benefit expense was $6.7 million in 2003, $5.6 million in 2002 and $1.1 million in 2001. Our business segments record post-retirement benefit expense in cost of goods sold or SG&A expense, based on the composition of their workforces. Our post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets and the expected health care cost trend rate. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. The expected long-term rate of return on plan assets and the health care cost trend rate are based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions. The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. If the assumptions utilized in determining our post-retirement benefit expense and liability differ from actual events, our results of operations for future periods could be impacted.

        In measuring the accumulated post-retirement benefit obligation as of December 31, 2003, we assumed a discount rate of 6.0%. A 0.25 point change in the discount rate would increase or decrease our annual post-retirement benefit expense by $0.7 million. In measuring the net post-retirement benefit expense for 2003, we assumed an expected long-term rate of return on plan assets of 8.75%. A 0.25 point change in this assumption would increase or decrease our annual post-retirement benefit expense by $0.2 million.

        In measuring the accumulated post-retirement benefit obligation as of December 31, 2003, our initial health care inflation rate for 2004 was assumed to be 9.25% and our ultimate health care inflation rate for 2009 and beyond was assumed to be 5.25%. A one percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $15.9 million and the service and interest cost components of our annual post-retirement benefit expense by $1.5 million. A one percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $14.9 million and the service and interest cost components of our annual post-retirement benefit expense by $1.5 million.

        When actual events differ from our assumptions or when we change the assumptions used, an unrecognized actuarial gain or loss results. Unrecognized gains and losses are reflected in post-retirement benefit expense over the average remaining service life of employees expected to receive benefits under the plan, which is currently nine years. As of December 31, 2003, our unrecognized net actuarial loss was $87.4 million. Of this amount, $30.2 million resulted from changes in the discount rate assumption. During each of the last three years we have lowered our discount rate assumption due to decreases in interest rates. As of December 31, 2003, $23.9 million of the unrecognized net actuarial loss resulted from differences between our expected long-term rate of return on plan assets and the actual return on plan assets. Since this assumption takes a long-term view of investment returns, there may be differences between the expected rate of return and the actual rate of return on plan assets in the short-term. Also as of December 31, 2003, $18.6 million of the unrecognized net actuarial loss resulted from changes in our assumed health care cost trend rate. In recent years we have increased our heath care cost trend rate assumption to reflect the current trend of increasing medical costs. The remainder of the net actuarial loss amount primarily related to differences between our assumed medical costs and actual experience and changes in the employee population.

        During the fourth quarter of 2003, we amended our retiree health care plan to limit the number of employees eligible for benefits under the plan. This change was discussed earlier under Special Charges and Credits and resulted in a curtailment gain of $4.0 million in 2003. This gain is reflected as a reduction of cost of goods sold of $1.4 million and a reduction of SG&A expense of $2.6 million in our 2003 consolidated statement of income. We anticipate that this plan change will result in a $2.5 million decrease in our 2004 post-retirement benefit expense.

        Income taxes – When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as capital assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Additionally, we have established reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. We believe that our current income tax reserves are adequate. However, the ultimate outcome may differ from our estimates and assumptions and could impact the provision for income taxes reflected in our consolidated statements of income.

        During 2003, we reversed $7.3 million of previously established income tax reserves. A prior year federal audit period was closed due to the expiration of the statute of limitations, and we reached agreements with two states to favorably settle proposed income tax audit assessments. As a result, the related reserves were no longer required.

        During 2002, we reversed $12.9 million of previously established income tax reserves. During the fourth quarter of 2002, the IRS completed its review of our income tax returns for 1996 through 1998. Certain IRS rules were clarified in a manner favorable to us, and the related reserves were no longer required. Substantially offsetting these reversals in 2002 was a $12.2 million charge for a valuation allowance related to our deferred tax asset for capital loss carryforwards which expired in 2003. By the fourth quarter of 2002, the predominance of negative evidence indicated that it was more likely than not that the tax benefits associated with a majority of the capital loss carryforwards would not be realized as certain tax planning strategies upon which we intended to rely were no longer considered to be prudent or feasible.

Other Matters

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation in 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. Adoption of this interpretation has had no impact on our results of operations or financial position.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtain an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, we adopted the provisions of this interpretation on July 1, 2003. Adoption of this statement did not result in the consolidation or disclosure of any variable interest entities in which we maintain an interest. We do not absorb the majority of the losses or residual returns of the variable interest entities in which we maintain an interest and these interests are not significant. In December 2003, the FASB issued a revised FIN No. 46 which clarifies certain aspects of the accounting for variable interest entities. The revision of FIN No. 46 had no impact on our results of operations or financial position.

        In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises the disclosures required for pension and other post-retirement benefit plans. We have incorporated the new disclosure requirements into the Notes to Consolidated Financial Statements appearing in Part II of this report.

        In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, as well as the required financial statement disclosures. The new law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plans do provide prescription drug coverage. However, as permitted by FSP No. FAS 106-1, we have elected to defer recognition of the impacts of the new law on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit expense presented in our consolidated financial statements. Specific authoritative accounting guidance on the accounting for the federal subsidy provided for in the Act is pending. That guidance, when issued, could require us to change previously reported information. Beginning January 1, 2006, Medicare’s prescription drug plan will be the primary plan for our qualified retirees when they become age 65 and are eligible for Medicare. Thus, we do anticipate a decrease in the amount of prescription drug benefits we will pay beginning in 2006.

        On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and will report this change in accounting principle using the modified prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Beginning in 2004, our results of operations will reflect compensation expense for new stock options granted under our stock incentive plan, for the unvested portion of previous stock options granted and for shares issued under our employee stock purchase plan. In early 2004, we completed a comprehensive review of our long-term incentive compensation plan, including our stock-based compensation practices. As a result, we anticipate that we will issue fewer stock options in 2004. However, we anticipate providing new forms of long-term incentive compensation, such as a performance share plan. We anticipate that the impact of all stock-based compensation on our 2004 results of operations will approximate the impact shown in the 2003 pro forma results of operations presented in Note 1 of the Notes to Consolidated Financial Statements appearing in Part II of this report.

Outlook

        We anticipate that revenue in 2004 will be down slightly from 2003. We expect a decrease in unit volume as compared to 2003 due to the decline in check usage, continued competitive pricing pressure within Financial Services and lower consumer response rates to direct mail advertisements and lengthening reorder cycles for our Direct Checks segment. However, we expect Business Services to continue benefiting from both its business referral program and its business alliances. Under the business referral program, financial institution clients refer their small business customers to us at the time of new account opening. We anticipate that the expected decline in unit volume will be partially offset by steps we are taking to increase revenue per unit, such as Financial Services’ DeluxeSelect program and improved selling techniques within Direct Checks and Business Services. We also anticipate that new non-check products will also generate some revenue growth.

        As discussed earlier under Other Matters, we will begin recording expense for all stock-based compensation awards in 2004. We anticipate that the impact of stock-based compensation expense will approximate the impact shown in the 2003 pro forma results of operations presented in the Notes to Consolidated Financial Statements appearing in Part II of this report. Excluding the impact of stock-based compensation, we anticipate that operating income will be flat in 2004 as compared to 2003. As discussed earlier under Special Charges and Credits, we expect to realize approximately $24 million of cost savings from the closing of three Financial Services check printing facilities and other employee reductions. We also intend to seek other cost saving opportunities throughout the company. We anticipate that these savings will be offset to a large extent by the pricing pressure facing Financial Services and the decline in check usage. We expect interest expense to be higher in 2004 due to higher debt levels and interest rates as we continue to implement our financial strategy. We expect diluted earnings per share to be between $0.85 and $0.88 for the first quarter of 2004 and approximately $3.50 for the full year, excluding the impact of additional share repurchases subsequent to December 31, 2003.

        Operating cash flow in 2004 is expected to be higher than 2003 due primarily to favorable changes in accounts payable and lower performance-based employee compensation payouts. Performance-based employee compensation payouts made in 2004 related to our 2003 results of operations and were lower than the payouts made in 2003 based on our 2002 results of operations.

        We currently have no plans to change our dividend payout level and anticipate continuing share repurchases under our current authorization. Through December 31, 2003, we had purchased 1.5 million shares under our current 10 million share authorization. Shareholders’ equity will continue to be negative due to the required accounting treatment for share repurchases. Given the strength of our financial position as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect our shareholders’ deficit position to result in any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition. Although we do anticipate that our ratio of EBIT to interest expense will continue to decline in 2004 due to the increase in interest expense resulting from higher overall debt levels and higher interest rates on commercial paper, we believe the risk of violating our financial covenants is low as we expect solid profitability and cash flow to continue.

        We expect to spend approximately $30 million on purchases of capital assets during 2004. Approximately $20 million is projected to be devoted to maintaining our business, with the remainder targeted for strategic initiatives.

        We continue to implement initiatives throughout the company that are directly related to our growth strategy. Our growth strategy is to leverage our core competencies of personalization, direct marketing and e-commerce. We intend to add services and expand product offerings, as well as use selling strategies that maximize revenue and profit contribution per customer. For example, Financial Services recently launched a new line of personal check products and accessories for the customers of its financial institution clients. This new line includes new check designs, address labels, stationery, personalized Post-it® notes and mouse pads. Another new product is our gift check package, which is targeted toward those who give gifts in the form of checks. New products being offered by Direct Checks include address labels, business cards, stationery, calendars and a new identity theft protection service. We will also continue to focus on value and service. We are committed to focusing on financial institutions who value high quality, superior service and the best experience for their customers. We believe this approach will allow us to retain business and also attract new clients who want to maximize their check programs.

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

        Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: developments in the demand for our products or services, such as the rate at which the use of checks may decline as consumers’ preferred method of non-cash payment; the inherent unreliability of earnings, revenue and cash flow predictions due to numerous factors, many of which are beyond our control; the terms under which we do business with our major financial institution clients, customers and suppliers; unanticipated delays, costs and expenses inherent in the development and marketing of new products and services; the impact of governmental laws and regulations, particularly in the area of consumer privacy; and competitive forces. Additional information concerning these and other factors that could cause actual results or events to differ materially from our current expectations are contained in Exhibit 99 included in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. Throughout 2003, we continued to utilize commercial paper to fund share repurchases and working capital requirements. Additionally, we utilized the proceeds from the $300.0 million of senior, unsecured notes we issued in December 2002 and the $75.0 million of medium-term notes we issued during 2003. We also have various lines of credit available and a capital lease obligation which is due through 2009. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2003, our total debt was comprised of the following (dollars in thousands):

	Carrying amount	Fair value(1)	2003 weighted- average interest rate

Long-term notes maturing December 2012	$298,304	$302,952	5.00%
Medium-term notes maturing November 2005	25,000	25,001	1.22%
Medium-term notes maturing September 2006	50,000	50,055	2.75%
Capital lease obligation	8,390	8,390	10.41%
Commercial paper	213,250	213,250	1.15%

Total debt	$594,944	$599,648	3.35%

(1)	Based on quoted market rates as of December 31, 2003, except for our capital lease obligation which is shown at carrying value.

        Based on the outstanding variable rate debt in our portfolio during the past three years, a one percentage point increase in interest rates would have resulted in additional interest expense of $1.6 million in 2003, $1.5 million in 2002 and $0.9 million in 2001.

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

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

        The accompanying consolidated financial statements and related information were prepared by management, who is responsible for the integrity and objectivity of the information presented. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on our best estimates and judgments under existing circumstances. The financial information contained elsewhere in this report is consistent with that in the consolidated financial statements.

        We maintain internal accounting control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that our financial records provide a reliable basis for the preparation of our consolidated financial statements. We believe our systems are effective, and the costs of the systems do not exceed the benefits obtained. These systems of control are supported by the selection of qualified personnel, by organizational assignments that provide appropriate division of responsibilities and by the dissemination of written finance policies. Our system of internal controls is regularly reviewed and revised, where appropriate, to address changing circumstances and requirements. Our internal control structure is further supported by a program of internal audits which assesses the effectiveness of internal controls and provides recommendations for possible improvements.

        The audit committee of the board of directors has reviewed the financial data included in this report. The audit committee, comprised entirely of independent directors, assists the board of directors in monitoring the integrity of our financial statements, the effectiveness of our internal audit function and independent auditors, and our compliance systems. In carrying out these responsibilities, the audit committee meets regularly with management to consider the adequacy of our internal controls and the objectivity of our financial reporting. The audit committee also discusses these matters with our independent auditors, with appropriate personnel from our finance organization and with our internal auditors, and meets privately on a regular basis with the independent auditors and internal auditors, each of whom reports and has unrestricted access to the audit committee.

        Our consolidated financial statements have been audited by PricewaterhouseCoopers LLP. The role of the independent auditors is to render an independent, professional opinion on management’s consolidated financial statements to the extent required by auditing standards generally accepted in the United States of America. Their report expresses an independent opinion on the fairness of presentation of our consolidated financial statements. Management has made available to PricewaterhouseCoopers all of our financial records and related data, as well as minutes of shareholders’ and directors’ meetings. Additionally, management believes that all representations made during the audit were valid and appropriate.

        We recognize the responsibility to conduct our affairs according to the highest standards of personal and corporate conduct. This responsibility is reflected in our compliance policy and in our Code of Ethics and Business Conduct, which are distributed to all employees, and in our compliance training program.

/s/ Lawrence J. Mosner	Chief Executive Officer
Lawrence J. Mosner
/s/ Douglas J. Treff	Senior Vice President and Chief
Douglas J. Treff	Financial Officer
/s/ Katherine L. Miller	Vice President, Controller and Chief
Katherine L. Miller	Accounting Officer
January 23, 2004

REPORT OF INDEPENDENT AUDITOR

        To the Board of Directors and Shareholders of Deluxe Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 23, 2004

DELUXE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands, except share par value)
Current Assets:
Cash and cash equivalents	$2,968	$124,855
Trade accounts receivable-net	37,066	32,925
Inventories and supplies	18,652	20,287
Deferred income taxes	258	4,563
Other current assets	19,984	17,016

Total current assets	78,928	199,646
Long-term Investments	42,510	40,205
Property, Plant, and Equipment-Net	123,615	140,042
Intangibles-Net	78,161	105,976
Goodwill	82,237	82,237
Other Non-current Assets	157,509	100,867

Total assets	$562,960	$668,973

Current Liabilities:
Accounts payable	$46,694	$57,857
Accrued liabilities	126,821	155,312
Short-term debt	213,250	—
Long-term debt due within one year	1,074	1,610

Total current liabilities	387,839	214,779
Long-term Debt	380,620	306,589
Deferred Income Taxes	42,654	54,453
Other Long-term Liabilities	49,930	28,836
Commitments and Contingencies (Note 11)
Shareholders’ (Deficit) Equity:
Common shares $1 par value (authorized: 500,000,000
shares; issued: 2003 - 50,173,067; 2002 - 61,445,894)	50,173	61,446
(Accumulated deficit) retained earnings	(345,950)	5,380
Unearned compensation	(41)	(24)
Accumulated other comprehensive loss	(2,265)	(2,486)

Total shareholders’ (deficit) equity	(298,083)	64,316

Total liabilities and shareholders’ (deficit) equity	$562,960	$668,973

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share amounts)

Revenue	$1,242,141	$1,283,983	$1,278,375
Cost of goods sold	425,965	435,794	453,818

Gross Profit	816,176	848,189	824,557

Selling, general and administrative expense	492,511	502,961	514,369
Goodwill amortization expense	—	—	6,188
Asset impairment and net disposition losses	4,744	297	2,062

Operating Income	318,921	344,931	301,938

Other (expense) income	(669)	195	(1,188)

Income Before Interest and Taxes	318,252	345,126	300,750

Interest expense	(19,241)	(5,079)	(5,583)
Interest income	369	675	2,367

Income Before Income Taxes	299,380	340,722	297,534

Provision for income taxes	106,908	126,448	111,634

Net Income	$192,472	$214,274	$185,900

Earnings per Share: Basic	$3.53	$3.41	$2.72
Diluted	3.49	3.36	2.69

Cash Dividends per Share	$1.48	$1.48	$1.48

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net Income	$192,472	$214,274	$185,900
Other Comprehensive Income (Loss), Net of Tax:
Loss on derivative instruments:
Loss on derivative instruments arising during the year	—	(2,496)	—
Less reclassification of loss on derivative instruments from
other comprehensive income to net income	221	10	—
Unrealized gains on securities:
Unrealized holding gains arising during the year	—	—	417
Less reclassification adjustments for gains included in net
income	—	—	(244)

Other comprehensive income (loss)	221	(2,486)	173

Comprehensive Income	$192,693	$211,788	$186,073

Related Tax (Expense) Benefit of Other Comprehensive Income (Loss) Included in Above Amounts:
Loss on derivative instruments:
Loss on derivative instruments arising during the year	$—	$1,530	$—
Less reclassification of loss on derivative instruments from
other comprehensive income to net income	(123)	(6)	—
Unrealized gains on securities:
Unrealized holding gains arising during the year	—	—	(225)
Less reclassification adjustments for gains included in net
income	—	—	131

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(Dollars and shares in thousands)

	Common shares					Accumulated other comprehensive loss
	Number of shares	Par value	Additional paid-in capital	(Accumulated deficit) retained earnings	Unearned compensation	Unrealized (loss) gain on marketable securities	Loss on derivatives	Total shareholders’ (deficit) equity

December 31, 2000	72,555	$72,555	$44,243	$146,243	$(60)	$(173)	$—	$262,808
Net income	—	—	—	185,900	—	—	—	185,900
Cash dividends	—	—	—	(101,773)	—	—	—	(101,773)
Common stock issued	2,890	2,890	68,025	—	—	—	—	70,915
Tax benefit of stock
options	—	—	6,300	—	—	—	—	6,300
Common stock
repurchased	(11,332)	(11,332)	(118,260)	(215,807)	—	—	—	(345,399)
Other common stock
retired	(11)	(11)	(308)	—	—	—	—	(319)
Unrealized fair value
adjustments	—	—	—	—	—	173	—	173

December 31, 2001	64,102	64,102	—	14,563	(60)	—	—	78,605
Net income	—	—	—	214,274	—	—	—	214,274
Cash dividends	—	—	—	(92,940)	—	—	—	(92,940)
Common stock issued	1,255	1,255	30,295	—	—	—	—	31,550
Tax benefit of stock
options	—	—	8,648	—	—	—	—	8,648
Common stock
repurchased	(3,898)	(3,898)	(38,388)	(130,517)	—	—	—	(172,803)
Other common stock
retired	(13)	(13)	(555)	—	—	—	—	(568)
Stock-based
compensation and
related amortization	—	—	—	—	36	—	—	36
Loss on derivatives
and related
amortization	—	—	—	—	—	—	(2,486)	(2,486)

December 31, 2002	61,446	61,446	—	5,380	(24)	—	(2,486)	64,316
Net income	—	—	—	192,472	—	—	—	192,472
Cash dividends	—	—	—	(80,453)	—	—	—	(80,453)
Common stock issued	1,041	1,041	22,869	—	—	—	—	23,910
Tax benefit of stock
options	—	—	6,139	—	—	—	—	6,139
Common stock
repurchased	(12,239)	(12,239)	(32,655)	(463,349)	—	—	—	(508,243)
Other common stock
retired	(75)	(75)	(3,006)	—	—	—	—	(3,081)
Stock-based
compensation and
related amortization	—	—	6,653	—	(17)	—	—	6,636
Amortization of loss
on derivatives	—	—	—	—	—	—	221	221

December 31, 2003	50,173	$50,173	$—	$(345,950)	$(41)	$—	$(2,265)	$(298,083)

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$192,472	$214,274	$185,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,773	23,953	30,605
Amortization of intangibles	37,309	34,252	37,189
Amortization of goodwill	—	—	6,188
Deferred income taxes	(7,494)	11,104	(3,441)
Amortization of contract acquisition costs	25,586	15,161	9,780
Other non-cash items, net	15,418	10,466	12,504
Changes in assets and liabilities:
Trade accounts receivable	(2,883)	4,778	8,302
Inventories and supplies	1,482	1,976	876
Other current assets	1,487	(5,766)	1,026
Contract acquisition payments	(47,728)	(34,890)	(34,020)
Deferred advertising costs	(11,786)	4,670	(4,839)
Other non-current assets	(10,346)	(9,808)	(1,324)
Accounts payable	(10,095)	7,828	6,425
Accrued liabilities and other long-term liabilities	(24,728)	(20,859)	15,452

Net cash provided by operating activities	181,467	257,139	270,623

Cash Flows from Investing Activities:
Proceeds from sales of marketable securities	—	—	48,608
Purchases of marketable securities	—	—	(30,000)
Purchases of capital assets	(22,034)	(40,708)	(28,775)
Other	(2,849)	(3,441)	(3,330)

Net cash used by investing activities	(24,883)	(44,149)	(13,497)

Cash Flows from Financing Activities:
Net borrowings (payments) of short-term debt	213,250	(150,000)	150,000
Proceeds from long-term debt, net of debt issuance costs	74,800	295,722	—
Payments on long-term debt	(1,743)	(1,723)	(101,556)
Settlement of interest rate lock agreements	—	(4,026)	—
Change in book overdrafts	(1,068)	(2,805)	1,718
Payments for common stock repurchased	(507,126)	(172,803)	(345,399)
Proceeds from issuing shares under employee plans	23,869	30,869	68,723
Cash dividends paid to shareholders	(80,453)	(92,940)	(101,773)

Net cash used by financing activities	(278,471)	(97,706)	(328,287)

Net (Decrease) Increase in Cash and Cash Equivalents	(121,887)	115,284	(71,161)
Cash and Cash Equivalents:
Cash and Cash Equivalents: Beginning of year	124,855	9,571	80,732

End of year	$2,968	$124,855	$9,571

Supplemental Information:
Interest paid	$19,180	$4,162	$9,036
Income taxes paid	110,508	116,500	106,951
Share repurchases pending settlement at end of period	1,117	—	—

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant accounting policies

        Consolidation – The consolidated financial statements include the accounts of Deluxe Corporation and all majority owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated.

        Cash and cash equivalents – We consider all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in accounts payable and totaled $8.8 million as of December 31, 2003 and $9.9 million as of December 31, 2002.

        Marketable securities – Marketable securities consist of debt and equity securities. They are classified as available for sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income or loss in the shareholders’ equity section of the consolidated balance sheets. Realized gains and losses and permanent declines in value are included in other income and expense in the consolidated statements of income. The cost of securities sold is determined using the specific identification method.

        Trade accounts receivable – Trade accounts receivable are initially recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances for uncollectible accounts which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts we take several factors into consideration including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for uncollectible accounts are recorded as bad debt expense and are included in selling, general and administrative (SG&A) expense in our consolidated statements of income.

        Inventories – Inventories are stated at the lower of cost or market. Approximate cost is determined using the last-in, first-out (LIFO) method for substantially all inventories.

        Supplies – Supplies are stated at the lower of cost or market and consist of items not used directly in the production of goods, such as maintenance and janitorial supplies utilized in the production area. Cost is determined using the first-in, first-out (FIFO) method.

        Long-term investments – As of December 31, 2003 and 2002, long-term investments consisted primarily of cash surrender values of life insurance contracts. The carrying amounts reported in the consolidated balance sheets for these investments approximate fair value.

        Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are stated at historical cost. Buildings are assigned 40-year lives and machinery and equipment are generally assigned lives ranging from three to 11 years, with a weighted-average life of nine years as of December 31, 2003. Buildings, machinery and equipment are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Gains or losses resulting from the disposition of property, plant and equipment are included in asset impairment and net disposition losses in the consolidated statements of income.

        Intangibles – Intangible assets, which consist primarily of internal-use software, are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from one to ten years, with a weighted-average life of six years as of December 31, 2003. Gains or losses resulting from the disposition of intangibles are included in asset impairment and net disposition losses in the consolidated statements of income.

        We capitalize costs of software developed or obtained for internal use, including website development costs, once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software. Costs incurred in populating websites with information about the company or products are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. The carrying value of internal-use software is reviewed in accordance with our policy on impairment of long-lived assets and intangibles.

        During the first quarter of 2004, we revised the estimated useful lives for certain of our software assets, as we anticipate that the assets will be replaced sooner than originally assumed. This change in accounting estimate is expected to result in increased amortization expense of approximately $8 million in 2004, primarily in the last three quarters of the year.

        Impairment of long-lived assets and intangibles – We evaluate the recoverability of property, plant, equipment and identifiable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

        We periodically evaluate the recoverability of property, plant, equipment and identifiable intangibles held for sale by comparing the asset’s carrying amount with its fair value less costs to sell. Should the fair value less costs to sell be less than the carrying value of the long-lived asset, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset less costs to sell.

        The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

        Goodwill – Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was being amortized on the straight-line basis over 15 years. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under this statement, we no longer amortize goodwill, but instead test goodwill for impairment on at least an annual basis. The entire amount of goodwill is included in the Direct Checks segment.

        The following reflects our results of operations as they would have appeared had we not recorded goodwill amortization expense and its related tax effects during 2001 (dollars in thousands, except per share amounts):

2001

Net income, as reported	$185,900
Add: Goodwill amortization expense, net of tax	3,979

Pro forma net income	$189,879

Earnings per share:
Basic - as reported	$2.72
pro forma	2.77
Diluted - as reported	2.69
pro forma	2.75

        Impairment of goodwill – In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in its entirety on January 1, 2002, we evaluate the carrying value of goodwill during the third quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluations of goodwill completed during 2003 and 2002 in accordance with SFAS No. 142 resulted in no impairment losses. We also recorded no goodwill impairment losses during 2001.

        Contract acquisition costs – We record contract acquisition costs when we sign or renew contracts with our financial institution clients. These costs consist of cash payments or accruals related to amounts paid or owed to financial institution clients by our Financial Services segment. Contract acquisition costs are generally amortized as reductions of revenue on the straight-line basis over the related contract term. Currently, these amounts are being amortized over periods ranging from two to seven years, with a weighted-average life of 4.5 years as of December 31, 2003. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. As of December 31, 2003 and 2002, contract acquisition costs consisted of balances relating to numerous financial institutions. Should a financial institution cancel a contract prior to the agreement’s termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets.

        Advertising costs – Deferred advertising costs include materials, printing, labor and postage costs related primarily to direct response advertising programs of our Direct Checks segment. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, as check re-orders can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting the results of operations during the period in which the change occurred and in subsequent periods. Under our current amortization schedule, approximately 70% of the costs of an individual advertisement are expensed within six months of the advertisement. Deferred advertising costs are included in other non-current assets in the consolidated balance sheets.

        During the first quarter of 2003, we reviewed our various marketing programs and the related revenues generated from these programs. As a result of this review, we modified the estimated revenue streams over which our deferred advertising costs are amortized. We shortened the amortization periods from an average of 18 months to a maximum of 18 months, and we revised our pattern of amortization to reflect the fact that due to our promotional strategies, a larger proportion of revenues are generated from reorders than from initial orders. Additionally, the decline in check usage and our promotional strategies for multi-box orders have resulted in a lengthening of the check reorder cycle. The net impact of these changes in accounting estimates resulted in a decrease in SG&A expense of approximately $7 million during 2003. During 2002 and 2001, no material revisions were made to the amortization of deferred advertising costs.

        Major non-direct response advertising projects are expensed the first time the advertising takes place, while other costs of non-direct response advertising are expensed as incurred. Catalogs provided to financial institution clients of the Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense, most of which related to our Direct Checks segment, was $76.4 million in 2003, $78.2 million in 2002 and $71.6 million in 2001.

        Restructuring charges – Over the past several years, we have recorded restructuring charges as a result of technological advances and cost management efforts. The primary component of these charges has been employee termination benefits paid under our ongoing severance benefit plan. We record charges for these employee termination benefits in the period they become probable and reasonably estimable. When recording these charges, we are required to make estimates and assumptions as employees sometimes choose to voluntarily leave the company prior to their termination date, and thus, they receive no termination benefits. To the extent our assumptions and estimates differ from actual employee behavior, subsequent adjustments to restructuring accruals may be required.

        Deferred income taxes – Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax reporting bases. Current deferred tax assets and liabilities are netted in the consolidated balance sheets, as are long-term deferred tax assets and liabilities. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

        Derivative financial instruments – During 2002, we used derivative financial instruments to manage interest rate exposures related to the issuance of long-term debt (see Note 6). We do not use derivative financial instruments for trading or speculative purposes.

        We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically either in income or in shareholders’ equity as a component of accumulated other comprehensive income or loss, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portion of the change in the fair value of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

        Revenue recognition – Revenue is generally recognized when products are shipped or as services are performed. Revenue includes amounts billed to customers for shipping and handling and pass-through costs, such as marketing materials for which our financial institution clients reimburse us. Costs incurred for shipping and handling and pass-through costs are reflected in cost of goods sold. At times, a financial institution client may terminate its contract with us prior to the end of the contract term. In many of these cases, the financial institution must remit to us a contract buyout payment. Such payments are recorded as revenue when the termination agreement is executed, provided that we have no further service or contractual obligations and collection of the funds is assured.

        Revenue is presented in the consolidated statements of income net of rebates, discounts and amortization of contract acquisition costs. These revenue reductions are discussed in our sales incentives and contract acquisition costs accounting policies. Additionally, reported revenue for our Financial Services segment does not reflect the full retail price paid by end-consumers to their financial institutions. Revenue reflects the amounts paid to us by our financial institution clients.

        Sales incentives – We enter into contractual agreements with financial institution clients for rebates on certain products we sell. We record these amounts as reductions of revenue in the consolidated income statements and as accrued liabilities in the consolidated balance sheets. Rebates are recorded as the related revenue is recorded.

        At times we may also sell products at discounted prices or provide free products to customers when they purchase a specified product. Discounts are recorded as reductions of revenue when the related revenue is recorded. The cost of free products is recorded as cost of goods sold when the revenue for the related purchase is recorded.

        Employee stock-based compensation – As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we continue to account for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. All options issued under our stock incentive plan allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. Accordingly, no compensation expense has been recognized for stock options. Additionally, under our current employee stock purchase plan, eligible employees may purchase Deluxe common stock at 85% of the lower of its fair market value at the beginning or end of each six-month purchase period. No compensation expense is recognized for the difference between the employees’ purchase price and the fair value of the stock. We do recognize compensation expense for restricted stock and restricted stock units issued under our stock incentive plan.

        Pro forma net income and earnings per share has been determined as if we had accounted for our employee stock-based compensation under the fair value method of SFAS No. 123. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. During 2003, we modified the method used to determine the assumptions used in valuing options by utilizing only historical data subsequent to the spin-off of our former eFunds segment in December 2000. Prior to 2003, we did not have enough historical information subsequent to the eFunds spin-off to provide a statistically valid sample of observations. The following weighted-average assumptions were used in valuing options issued:

	2003	2002	2001
Risk-free interest rate (%)	2.9	4.8	5.1
Dividend yield (%)	4.3	6.0	6.9
Expected volatility (%)	24.4	26.2	25.8
Weighted-average option life (years)	6.0	6.0	6.8

        The weighted-average fair value of options granted was $6.06 per share in 2003, $7.42 per share in 2002 and $2.82 per share in 2001. For purposes of pro forma disclosures, the estimated fair value of the options was recognized as expense over the options’ vesting periods. Pro forma net income and earnings per share are as follows (dollars in thousands, except per share amounts):

	2003	2002	2001

Net income, as reported	$192,472	$214,274	$185,900
Add: Employee stock-based
compensation expense included in net
income, net of tax	614	1,951	2,552
Deduct: Fair value employee stock-
based compensation expense, net of tax	(5,077)	(5,239)	(5,654)

Pro forma net income	$188,009	$210,986	$182,798

Earnings per share:
Basic - as reported	$3.53	$3.41	$2.72
pro forma	3.45	3.36	2.67
Diluted - as reported	3.49	3.36	2.69
pro forma	3.42	3.32	2.64

        On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123 and will report this change in accounting principle using the modified prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Beginning in 2004, our results of operations will reflect compensation expense for new stock options granted under our stock incentive plan, for the unvested portion of previous stock options granted and for shares issued under our employee stock purchase plan. In early 2004, we completed a comprehensive review of our long-term incentive compensation plan, including our stock-based compensation practices. As a result, we anticipate that we will issue fewer stock options in 2004. However, we anticipate providing new forms of long-term incentive compensation, such as a performance share plan. We anticipate that the impact of all stock-based compensation on our 2004 results of operations will approximate the impact shown in the 2003 pro forma results of operations presented here.

        Earnings per share – Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted-average number of common shares outstanding during the year, adjusted to give effect to common stock equivalents such as stock options and restricted stock units issued under our stock incentive plan (see Note 9) and shares contingently issuable under our officers’ annual incentive compensation program.

        Comprehensive income – Comprehensive income includes charges and credits to shareholders’ equity that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, gains and losses on derivative instruments and unrealized gains and losses on securities. The gains and losses on derivative instruments and unrealized gains and losses on securities are reflected as accumulated other comprehensive loss in the consolidated balance sheets and the statements of shareholders’ equity.

        Reclassifications – Certain amounts reported in 2002 and 2001 have been reclassified to conform to the 2003 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

        Use of estimates – We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In this process, it is necessary for us to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available using our best efforts. However, actual results can differ from assumed and estimated amounts.

        Recently adopted accounting pronouncements – In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation in 2002. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. Adoption of this interpretation has had no impact on our results of operations or financial position.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company’s consolidated financial statements. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which we obtain an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, we adopted the provisions of this interpretation on July 1, 2003. Adoption of this statement did not result in the consolidation or disclosure of any variable interest entities in which we maintain an interest. We do not absorb the majority of the losses or residual returns of the variable interest entities in which we maintain an interest and these interests are not significant. In December 2003, the FASB issued a revised FIN No. 46 which clarifies certain aspects of the accounting for variable interest entities. The revision of FIN No. 46 had no impact on our results of operations or financial position.

        In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises the disclosures required for pension and other post-retirement benefit plans. We have incorporated the new disclosure requirements into Note 10.

        In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, as well as the required financial statement disclosures. The new law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plans do provide prescription drug coverage. However, as permitted by FSP No. FAS 106-1, we have elected to defer recognition of the impacts of the new law on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit expense presented in our consolidated financial statements. Specific authoritative accounting guidance on the accounting for the federal subsidy provided for in the Act is pending. That guidance, when issued, could require us to change previously reported information. Beginning January 1, 2006, Medicare’s prescription drug plan will be the primary plan for our qualified retirees when they become age 65 and are eligible for Medicare. Thus, we do anticipate a decrease in the amount of prescription drug benefits we will pay beginning in 2006.

Note 2: Supplementary balance sheet information

         Trade accounts receivable — Net trade accounts receivable was comprised of the following at December 31 (dollars in thousands):

	2003	2002

Trade accounts receivable	$38,947	$34,775
Allowance for uncollectible accounts	(1,881)	(1,850)

Trade accounts receivable - net	$37,066	$32,925

Changes in the allowances for uncollectible accounts were as follows (dollars in thousands):
Balance, December 31, 2000	$1,415
Bad debt expense	3,562
Write-offs, net of recoveries	(3,549)

Balance, December 31, 2001	1,428
Bad debt expense	3,029
Write-offs, net of recoveries	(2,607)

Balance, December 31, 2002	1,850
Bad debt expense	3,130
Write-offs, net of recoveries	(3,099)

Balance, December 31, 2003	$1,881

Inventories and supplies — Inventories and supplies were comprised of the following at December 31 (dollars in thousands):
	2003	2002

Raw materials	$2,550	$2,833
Semi-finished goods	5,623	6,065
Finished goods	975	771

Total inventories	9,148	9,669
Supplies	9,504	10,618

Inventories and supplies	$18,652	$20,287

        As of December 31, 2003, $8.2 million of total inventories was accounted for under the LIFO method. As of December 31, 2002, $8.5 million of total inventories was accounted for under the LIFO method. LIFO inventories were $2.7 million less than replacement cost at December 31, 2003 and $3.0 million less than replacement cost at December 31, 2002. There were no significant liquidations of LIFO inventories in 2003, 2002 or 2001.

        Other current assets — Other current assets were comprised of the following at December 31 (dollars in thousands):

	2003	2002

Prepayment to voluntary employee
beneficiary association trust	$12,657	$7,285
Other	7,327	9,731

Other current assets	$19,984	$17,016

        Property, plant and equipment — Property, plant and equipment was comprised of the following at December 31 (dollars in thousands):

	2003	2002

Land and land improvements	$31,999	$32,288
Buildings and building improvements	113,447	113,328
Machinery and equipment	273,739	289,947

Total	419,185	435,563
Accumulated depreciation	(295,570)	(295,521)

Property, plant and equipment - net	$123,615	$140,042

        Intangibles — Intangibles were comprised of the following at December 31 (dollars in thousands):

	2003			2002

	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Internal-use software	$244,848	$(169,286)	$75,562	$235,252	$(132,784)	$102,468
Customer name list	5,050	(2,765)	2,285	5,050	(2,044)	3,006
Other	877	(563)	314	875	(373)	502

Intangibles	$250,775	$(172,614)	$78,161	$241,177	$(135,201)	$105,976

        Total amortization of intangibles was $37.3 million in 2003, $34.3 million in 2002 and $37.2 million in 2001. Based on the intangibles in service as of December 31, 2003, estimated amortization expense for each of the next five years ending December 31 is as follows (dollars in thousands):

2004	$ 39,897
2005	25,830
2006	7,528
2007	2,454
2008	521

        The following intangible assets were acquired during the years indicated (dollars in thousands):

	2003		2002		2001

	Amount	Weighted-average amortization period	Amount	Weighted-average amortization period	Amount	Weighted-average amortization period

Internal-use software	$11,114	3 years	$26,388	3 years	$18,042	3 years
Other	11	3 years	165	3 years	—	—

Intangibles	$11,125	3 years	$26,553	3 years	$18,042	3 years

        Other non-current assets — Other non-current assets as of December 31 were comprised of the following (dollars in thousands):

	2003	2002

Contract acquisition costs (net of
accumulated amortization of $41,608 and
$23,821, respectively)	$96,085	$55,259
Deferred advertising costs	29,044	17,258
Prepaid post-retirement asset	19,839	16,330
Other	12,541	12,020

Other non-current assets	$157,509	$100,867

        Changes in contract acquisition costs were as follows (dollars in thousands):

Balance, December 31, 2002	$55,259
Contract acquisition payments	47,728
Contract acquisition costs accrued	18,684
Amortization	(25,586)

Balance, December 31, 2003	$96,085

        Based on the contact acquisition costs balance as of December 31, 2003, estimated amortization for each of the next five years ending December 31 is as follows (dollars in thousands):

2004	$ 29,074
2005	23,767
2006	21,957
2007	12,423
2008	7,814

        Accrued liabilities — Accrued liabilities as of December 31 were comprised of the following (dollars in thousands):

	2003	2002

Income taxes	$25,372	$27,688
Employee profit sharing and pension	22,075	49,757
Rebates	21,253	25,900
Other	58,121	51,967

Accrued liabilities	$126,821	$155,312

Note 3: Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	2003	2002	2001

Earnings per share-basic:
Net income	$192,472	$214,274	$185,900
Weighted average shares outstanding	54,523	62,823	68,441

Earnings per share-basic	$3.53	$3.41	$2.72

Earnings per share-diluted:
Net income	$192,472	$214,274	$185,900
Weighted average shares outstanding	54,523	62,823	68,441
Dilutive impact of options	693	888	630
Shares contingently issuable	12	36	44

Weighted average shares and potential dilutive
shares outstanding	55,228	63,747	69,115

Earnings per share-diluted	$3.49	$3.36	$2.69

        During 2003 and 2002, options to purchase a weighted-average of 1.2 million shares were outstanding but were not included in the computation of diluted earnings per share. During 2001, a weighted-average of 1.4 million outstanding options were not included in the computation of diluted earnings per share. The exercise prices of the excluded options were greater than the average market price of Deluxe common shares during the respective periods.

Note 4: Restructuring charges

        During 2003, we recorded restructuring charges of $11.8 million for employee severance related to the planned closing of three of our Financial Services check printing facilities and other reductions in employees within Financial Services and our corporate support group. Of this amount, $9.0 million was recorded in the fourth quarter of 2003. During 2003, we also reserved $0.4 million of previously established restructuring accruals. The expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage due to the use of alternative payment methods, allows us to reduce the number of production facilities while still meeting client requirements. By moving check production to other facilities, we expect to enhance efficiencies and more fully utilize existing assets. The reductions in other employees are a result of our ongoing cost management efforts. Cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. The restructuring charges included estimated severance payments for 635 employees, which are payable under our ongoing severance benefit plan. We anticipate that our Indianapolis, Indiana and Pittsburgh, Pennsylvania facilities will be closed by April 2004 and our Campbell, California facility will be closed by July 2004. The reductions in other employees are expected to be substantially completed in the first quarter of 2004. The related severance payments are expected to be completed in the third quarter of 2004, utilizing cash from operations. The restructuring charges are reflected in our 2003 consolidated statement of income as cost of goods sold of $5.1 million and SG&A expense of $6.7 million.

        During 2002, we recorded restructuring charges of $1.5 million for employee severance related primarily to manufacturing employees within the Financial Services segment and various functional areas within the Direct Checks segment. During 2002, we also reversed $0.2 million of previously established restructuring accruals. These reductions were the result of our ongoing cost management efforts. The reductions were completed during 2003, with 121 employees receiving a total of $1.5 million in severance payments. The restructuring charges are reflected in the 2002 consolidated statement of income as cost of goods sold of $0.6 million and SG&A expense of $0.9 million.

        During 2001, we recorded restructuring charges of $4.2 million for employee severance related to customer service employees within the Business Services segment, mail center employees within the Financial Services segment and reductions encompassing various functional areas within both the Financial Services and Direct Checks segments. During 2001, we also reversed $0.4 million of previously established restructuring accruals. These reductions were the result of our ongoing cost management efforts. The reductions were completed in 2003, with 266 employees receiving a total of $3.7 million in severance payments. The restructuring charges are reflected in the 2001 consolidated statement of income as cost of goods sold of $1.2 million and SG&A expense of $3.0 million.

        Restructuring accruals for employee severance costs of $10.7 million as of December 31, 2003 and $1.2 million as of December 31, 2002 are reflected in accrued liabilities in the consolidated balance sheets. As of December 31, 2003, 533 employees remained to be severed under our current initiatives. Changes in the restructuring accruals were as follows (dollars in thousands):

	Previous initiatives(1)		2001 initiatives		2002 initiatives		2003 initiatives		Total

	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

December 31, 2000	$3,119	145	$—	—	$—	—	$—	—	$3,119	145
Restructuring charges	—	—	4,164	287	—	—	—	—	4,164	287
Restructuring reversals	(360)	(28)	—	—	—	—	—	—	(360)	(28)
Severance paid	(2,759)	(117)	(933)	(124)	—	—	—	—	(3,692)	(241)

December 31, 2001	—	—	3,231	163	—	—	—	—	3,231	163
Restructuring charges	—	—	—	—	1,487	121	—	—	1,487	121
Restructuring reversals	—	—	(216)	(17)	—	—	—	—	(216)	(17)
Severance paid	—	—	(2,741)	(142)	(606)	(56)	—	—	(3,347)	(198)

December 31, 2002	—	—	274	4	881	65	—	—	1,155	69
Restructuring charges	—	—	—	—	—	—	11,794	635	11,794	635
Restructuring reversals	—	—	(241)	(4)	—	—	(200)	(20)	(441)	(24)
Severance paid	—	—	(33)	—	(881)	(65)	(846)	(82)	(1,760)	(147)

December 31, 2003	$—	—	$—	—	$—	—	$10,748	533	$10,748	533

(1)	Includes charges recorded for the scaling-back of an e-commerce project in 2000, as well as previous initiatives to reduce SG&A expense and to implement new processes in Financial Services order processing.

Note 5: Asset impairment and net disposition losses

        Asset impairment and net disposition losses were comprised of the following (dollars in thousands):

	2003	2002	2001

Asset impairment losses	$5,289	$—	$—
Recognition of deferred gain on sale/leaseback
transaction	(559)	(888)	(1,714)
Asset dispositions	14	1,185	3,776

Asset impairment and net disposition losses	$4,744	$297	$2,062

        During 2003, we recorded asset impairment losses of $5.3 million, primarily in the Financial Services segment. Of this amount, $4.7 million was recorded in the fourth quarter of 2003. The impaired assets consisted of both manufacturing technologies and software.

        We had been intending to implement the manufacturing technologies during 2003. However, having already realized many efficiencies in our manufacturing function as a result of other initiatives, including the implementation of lean manufacturing, the incremental benefits expected from these technologies no longer warranted their implementation.

        The impaired software was intended to replace several of our existing systems and bring various areas of the company onto one platform. However, based on our continuing evaluation of investment initiatives, we determined that the costs to implement the system and the timeline for implementation did not result in an adequate return on our investment.

        The majority of the impaired assets had no alternative uses and could not be sold to third parties. Thus, these assets were written down to a carrying value of zero. Certain related hardware assets are expected to be sold to third parties and were written down to their fair value less costs to sell, based on bids received from third parties. Of the total asset impairment losses, $3.6 million related to property, plant and equipment and $1.7 million related to intangible assets.

        During 1999, we entered into a sale/leaseback transaction with an unaffiliated third party. We sold five facilities located in Shoreview, Minnesota and entered into leases for three of these facilities for periods ranging from five to ten years. Two of the leases were operating leases and one was a capital lease. The result of this sale was a $17.1 million gain, of which $10.6 million was deferred and is being recognized in income over the lease terms in the case of the operating leases and over the life of the capital asset in the case of the capital lease.

Note 6: Derivative financial instruments

        During 2002, we entered into two forward rate lock agreements to effectively hedge, or lock-in, the annual interest rate on $150.0 million of the $300.0 million notes issued in December 2002 (see Note 11). Upon issuance of the notes, the lock agreements were terminated, yielding a deferred pre-tax loss of $4.0 million, which is reflected in accumulated other comprehensive loss in our consolidated balance sheets and is being reclassified ratably to our statements of income as an increase to interest expense over the ten-year term of the notes.

Note 7: Marketable securities

        Proceeds from sales of marketable securities available for sale were $48.6 million in 2001. We realized gross gains of $0.4 million in 2001 on these sales. No losses on sales of marketable securities were realized during 2001 and there were no sales of marketable securities during 2003 or 2002.

Note 8: Provision for income taxes

        The components of the provision for income taxes were as follows (dollars in thousands):

	2003	2002	2001

Current tax provision:
Federal	$99,009	$92,587	$99,762
State	15,393	13,072	14,032

Total	114,402	105,659	113,794
Deferred tax (benefit) provision	(7,854)	8,561	(2,160)
Valuation allowance	360	12,228	—

Provision for income taxes	$106,908	$126,448	$111,634

The effective tax rate on pre-tax income differed from the U.S. federal statutory tax rate of 35% as follows (dollars in thousands):

	2003	2002	2001

Income tax at federal statutory rate	$104,783	$119,253	$104,137
State income taxes net of federal income tax benefit	9,164	9,371	8,903
Valuation allowance	360	12,228	—
Resolution of tax contingencies	(7,300)	(12,853)	—
Other	(99)	(1,551)	(1,406)

Provision for income taxes	$106,908	$126,448	$111,634

        When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as capital assets, for tax and accounting purposes. We have established reserves for income tax contingencies. These reserves relate to various tax years subject to audit by tax authorities. We believe that our current income tax reserves are adequate. However, the ultimate outcome may differ from our estimates and assumptions and could impact the provision for income taxes reflected in our consolidated statements of income.

        During 2003, we reversed $7.3 million of previously established income tax reserves. A prior year federal audit period was closed due to the expiration of the statute of limitations, and we reached agreements with two states to favorably settle proposed income tax audit assessments. As a result, the related reserves were no longer required. Also during 2003, we recorded a $0.4 million charge for a valuation allowance related to our deferred tax asset for capital loss carryforwards which expired in 2003.

        During the fourth quarter of 2002, the Internal Revenue Service (IRS) completed its review of our income tax returns for 1996 through 1998. As a result, we reversed $12.9 million of previously established income tax reserves. Certain IRS rules were clarified in a manner favorable to us, and the related reserves were no longer required. Substantially offsetting these reversals in 2002 was a $12.2 million charge for a valuation allowance relating to our deferred tax asset for capital loss carryforwards. At December 31, 2002, we had capital loss carryforwards of approximately $33.0 million which expired in 2003. By the fourth quarter of 2002, the predominance of negative evidence indicated that it was more likely than not that the tax benefits associated with a majority of the capital loss carryforwards would not be realized as certain tax planning strategies upon which we intended to rely were no longer considered to be prudent or feasible.

        Tax effected temporary differences which gave rise to deferred tax assets and liabilities at December 31 were as follows (dollars in thousands):

	2003		2002
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities

Capital assets	$—	$36,839	$—	$44,826
Capital loss carryforwards	—	—	12,528	—
Deferred advertising costs	—	10,490	—	6,310
Prepaid services	—	10,353	—	10,391
Miscellaneous reserves and accruals	6,901	—	7,534	—
Employee benefit plans	3,603	—	—	289
Inventories	3,316	—	3,243	—
All other	3,247	1,781	7,894	7,045

Total deferred taxes	17,067	59,463	31,199	68,861
Valuation allowance	—	—	(12,228)	—

Net deferred taxes	$17,067	$59,463	$18,971	$68,861

        The valuation allowance balance as of December 31, 2002, related to capital loss carryforwards which expired in 2003.

Note 9: Employee benefit and stock-based compensation plans

        Stock purchase plan – Our current employee stock purchase plan became effective on February 1, 2002, with the first purchase occurring on July 31, 2002. Under the plan, eligible employees may purchase Deluxe common stock at 85% of the lower of its fair market value at the beginning or end of each six-month purchase period. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, we do not recognize compensation expense for the difference between the employees’ purchase price and the fair value of the stock. During 2003, 119,260 shares were issued at prices of $32.38 and $34.26. During 2002, 60,520 shares were issued at a price of $33.06.

        Through January 31, 2002, we maintained a non-qualified employee stock purchase plan that allowed eligible employees to purchase Deluxe common stock at 75% of its fair market value on the first business day following each three-month purchase period. Compensation expense was recognized for the difference between the employees’ purchase price and the fair value of the stock and was $0.3 million in 2002 and $1.2 million in 2001. Under this plan, we issued 26,788 shares at a price of $34.00 in 2002 and 178,847 shares at prices ranging from $16.16 to $26.71 in 2001.

        Stock incentive plan – Under our stock incentive plan, stock-based awards may be issued to employees via a broad range of methods, including non-qualified or incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards based on the value of Deluxe common stock. Options become exercisable in varying amounts generally beginning one year after the date of grant, with one-third vesting each year over three years. In the case of qualified retirement, death, disability or involuntary termination, options vest immediately. Employees forfeit unvested options when they voluntarily terminate their employment with the company. Terms vary, but generally options may be exercised up to seven years following the date of grant. Our current stock incentive plan, which became effective on January 1, 2001, reserved 3.0 million shares of common stock for issuance under the plan. In January 2002, this amount was increased to 8.5 million shares. As of December 31, 2003, 4.8 million of these shares remained available for issuance.

        In 1998, we adopted the DeluxeSHARES program. Under this program, options were awarded to substantially all employees, allowing them, subject to certain conditions, to purchase 100 shares of common stock at a converted exercise price of $25.20 per share. The options became exercisable on January 30, 2001 and expired on January 30, 2003. Options for the purchase of 1.8 million shares of common stock were authorized under this program.

        All options allow for the purchase of shares of common stock at prices equal to their market value at the date of grant. Information regarding the options issued under the current and all previous plans is as follows:

	Number of shares	Weighted-average exercise price

Outstanding at December 31, 2000	5,367,448	$ 24.33
Granted	1,071,599	20.35
Exercised	(2,678,560)	24.31
Canceled	(211,633)	25.90

Outstanding at December 31, 2001	3,548,854	23.05
Granted	1,251,349	47.64
Exercised	(1,150,888)	24.21
Canceled	(118,300)	29.46

Outstanding at December 31, 2002	3,531,015	31.17
Granted	1,375,650	38.58
Exercised	(858,764)	23.03
Canceled	(200,716)	26.83

Outstanding at December 31, 2003	3,847,185	$ 35.87

        Options for the purchase of 1,471,102 shares were exercisable at December 31, 2003 at a weighted-average exercise price of $30.33, 1,528,341 shares were exercisable at December 31, 2002 at a weighted-average exercise price of $24.17 and 1,949,079 shares were exercisable at December 31, 2001 at a weighted-average exercise price of $25.01.

        For options outstanding and exercisable at December 31, 2003, the adjusted exercise price ranges and average remaining lives were as follows:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted- average remaining life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price

$16.42 to $21.99	893,001	4.97 years	$ 19.77	609,722	$ 19.55
$22.00 to $27.99	378,201	4.53 years	26.52	378,201	26.52
$28.00 to $47.67	2,575,983	5.72 years	42.82	483,179	46.92

	3,847,185	5.43 years	$ 35.87	1,471,102	$ 30.33

        In addition to grants of restricted stock and restricted stock units made under our stock incentive plan, officers may elect to receive a portion of their compensation in the form of restricted stock. Related compensation expense for these restricted shares is recorded in the year prior to their issuance, as that is the period over which the employee provides the related services. We issued 70,536 restricted shares and restricted stock units at a weighted-average fair value of $39.49 in 2003, 61,785 restricted shares and restricted stock units at a weighted-average fair value of $45.52 in 2002 and 17,342 restricted shares and restricted stock units at a weighted-average fair value of $25.87 in 2001. These awards generally vest over periods ranging from one to five years. Compensation expense recognized for these issuances was $1.0 million in 2003 and $2.8 million in 2002 and 2001.

        Profit sharing, defined contribution and 401(k) plans – We maintain a profit sharing plan, a defined contribution pension plan and a plan established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. These plans cover substantially all full-time and some part-time employees with at least 15 months of service. We also provide cash bonus programs which cover all employees.

        Contributions to the profit sharing and defined contribution plans are made solely by Deluxe and are remitted to the plans’ respective trustees. Benefits provided by the plans are paid from accumulated funds of the trusts. In 2003, 2002 and 2001, contributions to the defined contribution pension plan equaled 4% of eligible compensation. Contributions to the profit sharing plan vary based on the company’s performance. Under the 401(k) plan, employees could contribute up to the lesser of $12,000 or 50% of eligible wages during 2003. In addition, employees 50 years of age or older were able to make additional contributions of up to $2,000 during 2003. We match 100% of the first 1% of wages contributed and 50% of the next 4% of wages contributed. All employee and employer contributions are remitted to the plans’ respective trustees and benefits provided by the plans are paid from accumulated funds of the trusts. Payments made under the cash bonus programs vary based on the company’s performance and are paid in cash directly to employees.

        Employees are provided a broad range of investment options to choose from in investing their profit sharing, defined contribution and 401(k) plan funds. Investing in Deluxe common stock is not one of these options, although funds selected by employees may at times hold Deluxe common stock.

        Expense recognized in the consolidated statements of income for these plans was as follows (dollars in thousands):

	2003	2002	2001

Profit sharing/cash bonus plans	$13,395	$34,495	$35,458
Defined contribution pension plan	8,228	8,925	9,100
401(k) plan	4,922	4,933	4,578

        Deferred compensation plan – We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to a maximum of 100 percent of their base salary plus up to 50 percent of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in one payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $9.0 million as of December 31, 2003 and $7.7 million as of December 31, 2002. These amounts are reflected in accrued liabilities and other long-term liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and was $13.8 million as of December 31, 2003 and $12.5 million as of December 31, 2002.

        Voluntary employee beneficiary association trust – We have formed a voluntary employee beneficiary association (VEBA) trust to fund employee and retiree medical and severance costs. Contributions to the VEBA trust are tax deductible, subject to limitations contained in the Internal Revenue Code. VEBA assets primarily consist of fixed income investments. We made contributions to the VEBA trust of $32.0 million in 2003, $25.5 million in 2002 and $10.2 million in 2001. The excess of assets in our VEBA trust over the amount of incurred but not reported claims was $12.7 million as of December 31, 2003 and $7.3 million as of December 31, 2002. This amount is reflected in other current assets in our consolidated balance sheets.

Note 10: Post-retirement benefits

        We have historically provided certain health care benefits for a large number of retired employees. Employees included in the plan become eligible for benefits if they attain the appropriate years of service and age while working for Deluxe. During 2002, we eliminated retiree health care benefits for all new employees hired after December 31, 2001. During the fourth quarter of 2003, we amended our retiree health care plan to further limit the number of employees eligible for benefits under the plan. In order to receive the current level of benefits, employees must reach 20 years of service and 75 points (total of age and years of service) prior to January 1, 2006. Employees reaching 20 years of service and 75 points between January 1, 2006 and December 31, 2008 are eligible for the current level of benefits; however, their premiums will not be reduced once they become eligible for Medicare as is currently the case. Employees reaching 20 years of service and 75 points after December 31, 2008 must pay the full cost of coverage if they elect to participate in our health care plan. As a result of this plan change, we recognized a curtailment gain of $4.0 million during the fourth quarter of 2003. This gain is reflected as a reduction of cost of goods sold of $1.4 million and a reduction of SG&A expense of $2.6 million in our 2003 consolidated statement of income.

        In addition to the changes in employee eligibility, we also enacted certain other plan amendments in 2003. These amendments encompassed such changes as increasing prescription drug plan co-payments, increasing deductibles and offering new consumer-driven insurance plans.

        In December 2003, a law was enacted which introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Beginning January 1, 2006, Medicare’s prescription drug plan will be the primary plan for our qualified retirees when they become age 65 and are eligible for Medicare. Thus, we anticipate a decrease in the amount of prescription drug benefits we will pay beginning in 2006. As permitted by FSP No. FAS 106-1 (see Note 1), the accumulated post-retirement benefit obligation and net periodic post-retirement benefit expense presented here do not reflect the impacts of the new law.

        Obligations and funded status – The following table summarizes the change in benefit obligation and plan assets during 2003 and 2002 (dollars in thousands):

Benefit obligation, December 31, 2001	$94,822
Service cost	1,876
Interest cost	6,650
Actuarial losses - net	25,392
Benefits paid from the VEBA trust (see Note 9)	(9,852)

Benefit obligation, December 31, 2002	118,888
Service cost	2,556
Interest cost	7,796
Actuarial losses - net	26,367
Plan amendments	(11,500)
Effect of curtailment	(22,692)
Benefits paid from the VEBA trust (see Note 9)	(10,234)

Benefit obligation, December 31, 2003	$111,181

Fair value of plan assets, December 31, 2001	$58,422
Actual loss on plan assets	(7,104)

Fair value of plan assets, December 31, 2002	51,318
Actual return on plan assets	15,883

Fair value of plan assets, December 31, 2003	$67,201

        Plan assets do not include the assets of the VEBA trust discussed in Note 9. Plan assets consist only of those assets invested in a trust established under section 401(h) of the Internal Revenue Code. Plan assets can be used only to pay retiree medical benefits, whereas the assets of the VEBA trust may be used to pay medical and severance benefits for both active and retired employees.

        The funded status of the plan at December 31 was as follows (dollars in thousands):

	2003	2002

Accumulated post-retirement benefit obligation	$111,181	$118,888
Less:
Fair value of plan assets (debt and equity securities)	67,201	51,318
Unrecognized prior service (benefit) cost	(23,551)	3,224
Unrecognized net actuarial loss	87,370	76,478
Unrecognized transition obligation	—	4,198

Prepaid post-retirement asset recognized in the
consolidated balance sheets	$(19,839)	$(16,330)

        The unrecognized prior service benefit as of December 31, 2003, resulted from the 2003 curtailment and other plan amendments. These changes resulted in a reduction of the accumulated post-retirement benefit obligation. This reduction is first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service benefit, which will be amortized on the straight-line basis over the average remaining service period of employees expected to receive benefits under the plan, which is currently nine years.

        The unrecognized net actuarial loss results from experience different from that assumed or from changes in assumptions. As of December 31, 2003, $30.2 million of the unrecognized net actuarial loss resulted from changes in the discount rate assumption. This amount was $9.6 million as of December 31, 2002. As of December 31, 2003, $23.9 million of the unrecognized net actuarial loss resulted from differences between our expected long-term rate of return on plan assets and the actual return on plan assets. This amount was $35.2 million as of December 31, 2002. Because this assumption takes a long-term view of investment returns, there may be differences between the expected rate of return and the actual rate of return on plan assets in the short-term. Also as of December 31, 2003, $18.6 million of the unrecognized net actuarial loss resulted from changes in our assumed health care cost trend rate. This amount was $15.3 million as of December 31, 2002. The remainder of the net actuarial loss amount primarily related to differences between our assumed medical costs and actual experience and changes in the employee population.

        Net post-retirement benefit expense — Net post-retirement benefit expense for the years ended December 31 consisted of the following components (dollars in thousands):

	2003	2002	2001

Service cost-benefits earned during the year	$2,556	$1,876	$1,639
Interest cost on the accumulated post-retirement benefit
obligation	7,796	6,650	6,246
Expected return on plan assets	(4,490)	(5,588)	(7,624)
Amortization of transition obligation	419	421	419
Amortization of prior service cost	362	362	363
Recognized amortization of net actuarial losses	4,082	1,917	29

Total post-retirement benefit expense	10,725	5,638	1,072
Curtailment gain	(4,000)	—	—

Net post-retirement benefit expense	$6,725	$5,638	$1,072

        Actuarial assumptions — A September 30 measurement date is used for the calculations related to our retiree health care plan.

        In measuring the accumulated post-retirement benefit obligation as of December 31, the following assumption was used:

	2003	2002

Discount rate	6.00%	6.75%

        In measuring net post-retirement benefit expense for the years ended December 31, the following assumptions were used:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%
Expected long-term return on plan assets	8.75%	9.50%	9.50%

        In determining the expected long-term rate of return on plan assets, we first study historical markets. We then use this data to estimate future returns assuming that long-term historical relationships between equity and fixed income investments are consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions. We also review peer data and historical returns to check for reasonableness and appropriateness.

        In measuring the accumulated post-retirement benefit obligation and net post-retirement benefit expense, the following assumptions for health care cost trend rates were used:

	2003	2002	2001

Health care cost trend rate assumed for next year	9.25%	10.25%	9.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.25%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2008	2007

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One-percentage- point increase	One-percentage- point decrease

Effect on total of service and interest cost	$1,485	$1,508
Effect on post-retirement benefit obligation	15,946	14,890

        Plan assets — The allocation of plan assets by asset category as of December 31 was as follows:

	2003	2002

Equity securities	83%	70%
Debt securities	17%	30%

Total	100%	100%

        We employ a total return investment approach using a mix of equity and fixed income investments to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Plan assets are intended to meet long-term obligations that extend for several decades. Because of this long-term horizon, we have set a target allocation of 80% equity securities and 20% fixed income securities. Within equity securities, we target the following allocation: 30% large capitalization equities, 20% small capitalization equities, 15% mid-capitalization equities and 15% international equities. When available within each of these equity groups, the assets are split equally among growth and value investments. These target allocations were determined by modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with all other asset classes.

        Plan assets are not invested in real estate, private equity or hedge funds and are not leveraged beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

        Cash flows — We are not contractually obligated to make contributions to plan assets, and we do not anticipate making any such contributions during 2004. However, we do anticipate that we will pay benefits of $9.6 million during 2004 utilizing the assets of the VEBA trust (see Note 9).

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years indicated (dollars in thousands):

2004	$ 9,634
2005	11,046
2006	12,068
2007	13,359
2008	14,234
2009 - 2013	83,640

Note 11: Commitments and contingencies

        Debt — Debt outstanding as of December 31 was as follows (dollars in thousands):

	2003	2002

5.0% senior, unsecured notes due December 15, 2012, net of discount	$298,304	$298,115
2.75% medium-term notes due September 15, 2006	50,000	—
Variable rate medium-term notes due November 4, 2005	25,000	—
Long-term portion of capital lease obligation	7,316	8,474

Long-term debt	380,620	306,589
Commercial paper	213,250	—
Capital lease obligation due within one year	1,074	1,610

Total debt	$594,944	$308,199

        In December 2002, we issued $300.0 million of senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December at an annual interest rate of 5.0%. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. The notes were issued at 99.369% of par value. The resulting discount of $1.9 million is being amortized ratably as an increase to interest expense over the ten-year term of the notes. Proceeds from the offering, net of offering costs, were $295.7 million. The fair value of these notes was estimated to be $303.0 million at December 31, 2003, based on quoted market prices.

        On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. In September 2003, we established a $250.0 million medium-term note program under this shelf registration.

        In September 2003, we issued $50.0 million of medium-term notes which mature in September 2006 and have a coupon rate of 2.75%. Interest payments are due each March and September. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. Proceeds from this offering, net of offering costs, were $49.8 million. The fair value of these notes was estimated to be $50.1 million at December 31, 2003, based on quoted market prices.

        In November 2003, we issued $25.0 million of medium-term notes which mature in November 2005 and have an interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus ..05%. This interest rate is reset on a quarterly basis. Interest payments are due quarterly, beginning in February 2004. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. Proceeds from this offering, net of offering costs, were $25.0 million. The fair value of these notes was estimated to be $25.0 million at December 31, 2003, based on a broker quote.

        Our capital lease obligation bears interest at a rate of 10.4% and is due through 2009. We have also entered into operating leases on certain facilities and equipment. Future minimum lease payments under our capital obligation and noncancelable operating leases as of December 31, 2003 were as follows (dollars in thousands):

	Capital lease	Operating leases

2004	$1,897	$5,847
2005	1,897	4,203
2006	1,924	3,457
2007	2,004	591
2008	2,004	242
2009 and thereafter	1,505	482

Total minimum lease payments	11,231	$14,822

Less portion representing interest	(2,841)

Present value of minimum lease payments	8,390
Less current portion	1,074

Long-term portion of obligation	$7,316

        Total future minimum lease payments under noncancelable operating leases have not been reduced by minimum sublease rentals of $4.5 million due in the future under noncancelable subleases.

        The composition of rental expense for the years ended December 31 was as follows (dollars in thousands):

	2003	2002	2001

Minimum rentals	$8,832	$10,195	$11,102
Sublease rentals	(1,397)	(1,321)	(1,663)

Net rental expense	$7,435	$8,874	$9,439

        Depreciation of the assets under capital leases is included in depreciation expense in the consolidated statements of cash flows. The balance of leased assets as of December 31 was as follows (dollars in thousands):

	2003	2002

Buildings and building improvements	$11,574	$11,574
Machinery and equipment	—	1,846

Total	11,574	13,420
Accumulated depreciation	(5,653)	(5,839)

Net assets under capital leases	$5,921	$7,581

        As of December 31, 2003, we had a $350.0 million commercial paper program in place. Our commercial paper program was increased to $350.0 million from $300.0 million during 2003. The average amount of commercial paper outstanding during 2003 was $149.4 million at a weighted-average interest rate of 1.15%. As of December 31, 2003, $213.3 million was outstanding at a weighted-average interest rate of 1.11%. The average amount of commercial paper outstanding during 2002 was $152.9 million at a weighted-average interest rate of 1.77%. As of December 31, 2002, no commercial paper was outstanding.

        We have committed lines of credit for $350.0 million which primarily support our commercial paper program. To the extent not needed to support outstanding commercial paper, we may borrow funds under these lines of credit. We have a 364-day line of credit for $175.0 million which expires in August 2004 and carries a commitment fee of seven basis points (.07%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of nine basis points (.09%). The credit agreements governing these lines of credit contain customary covenants regarding the ratio of earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during 2003 or 2002. As of December 31, 2003, $136.7 million was available under these lines of credit for borrowing or for support of additional commercial paper.

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during 2003 or 2002, and no amounts were outstanding under this line of credit as of December 31, 2003.

        Absent certain defined events of default under our committed credit facilities, there are no significant contractual restrictions on our ability to pay cash dividends.

        Purchase obligations – We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendors. As such, we do not consider them to be purchase obligations.

        Purchase obligations include amounts due under contracts with third party service providers. These contracts are primarily for information technology services, including software development and support services, and personal computer, telecommunications, network server and help desk services. Additionally, purchase obligations include amounts due under royalty agreements and Direct Checks direct mail advertising agreements. As of December 31, 2003, these purchase obligations were as follows (dollars in thousands):

2004	$74,523
2005	18,678
2006	5,685
2007	4,889
2008	4,816

Total	$108,591

        Certain of the contracts with third party service providers allow for early termination upon the payment of specified penalties. If we were to terminate these agreements, we would incur penalties of $35.9 million as of December 31, 2003.

        Indemnifications – In connection with the spin-off of our former eFunds segment in 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and from certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we would indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through December 31, 2003, no amounts have been paid or claimed under this agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

        In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications, and we do not expect any material adverse claims in the future.

        Environmental matters – We are currently involved in environmental compliance, investigation and remediation activities at some of our current and former sites, primarily check printing facilities of our Financial Services segment which have been sold over the past several years. Remediation costs are accrued on an undiscounted basis when the obligations are either known or considered probable and can be reasonably estimated. Accruals for environmental matters were $7.7 million as of December 31, 2003 and $7.5 million as of December 31, 2002. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. We anticipate that $3.9 million of these costs will be paid within the next five years. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is used. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity.

        During 2002, we purchased an environmental insurance policy which covers pre-existing conditions from third-party claims and cost overruns for 30 years at owned, leased and divested sites, as well as any new conditions discovered at currently owned or leased sites for ten years. The policy is limited to total costs incurred of $22.9 million. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As we expect all costs included in our environmental accruals to be reimbursed by the insurance company and our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets in amounts equal to our environmental accruals.

        Litigation – We are a party to legal actions and claims arising in the ordinary course of business and have recorded SG&A expense within the appropriate business segment when the expected outcome of these matters is either known or considered probable and can be reasonably estimated. Our accruals do not include related legal and other costs expected to be incurred in defense of legal actions. Based upon information presently available, we believe that our accruals for these routine actions and claims are adequate. Although recorded accruals include our best estimates, we cannot predict the resolution of these matters with certainty. We believe, however, that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on our annual results of operations, financial position or liquidity.

Note 12: Common stock purchase rights

        On February 5, 1988, we declared a distribution to shareholders of record on February 22, 1988, of one common stock purchase right for each outstanding share of common stock. These rights were governed by the terms and conditions of a rights agreement entered into as of February 12, 1988. That agreement was amended and restated as of January 31, 1997 and further amended as of January 21, 2000 (Restated Agreement).

        Pursuant to the Restated Agreement, upon the occurrence of certain events, each right will entitle the holder to purchase one share of common stock at an exercise price of $150. In certain circumstances described in the Restated Agreement, if (i) any person becomes the beneficial owner of 15% or more of the company’s common stock, (ii) the company is acquired in a merger or other business combination or (iii) upon the occurrence of other events, each right will entitle its holder to purchase a number of shares of common stock of the company, or the acquirer or the surviving entity if the company is not the surviving corporation in such a transaction. The number of shares purchasable will be equal to the exercise price of the right divided by 50% of the then-current market price of one share of common stock of the company, or other surviving entity (i.e., at a 50% discount), subject to adjustments provided in the Restated Agreement. The rights expire January 31, 2007, and may be redeemed by the company at a price of $.01 per right at any time prior to the occurrence of the circumstances described above.

Note 13: Shareholders’ (deficit) equity

        Shareholders’ equity declined from $262.8 million as of December 31, 2000 to a deficit of $298.1 million as of December 31, 2003, primarily as a result of the required accounting treatment for our share repurchase programs. In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. These repurchases were completed in June 2002 at a cost of $463.8 million. In August 2002, our board of directors approved the repurchase of an additional 12 million shares. These repurchases were completed in September 2003 at a cost of $503.2 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. Through December 31, 2003, 1.5 million of these additional shares had been repurchased at a cost of $59.5 million.

Note 14: Business segment information

        We operate three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks, related products and check merchandising services to financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. All three segments operate only in the United States. No single customer accounted for more than 10% of revenue in 2003, 2002 or 2001.

        The accounting policies of the segments are the same as those described in Note 1. Corporate expenses are allocated to the segments based on segment revenues. This allocation includes expenses for various support functions such as executive management, human resources and finance and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Corporate assets consist primarily of cash, deferred tax assets, investments and internal-use software related to corporate activities.

        We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

	Reportable business segments

	Financial Services	Direct Checks	Business Services	Corporate	Consolidated

	(dollars in thousands)
Revenue from external customers:
2003	$691,068	$304,266	$246,807	$—	$1,242,141
2002	754,022	310,866	219,095	—	1,283,983
2001	768,499	305,637	204,239	—	1,278,375

Operating income:
2003	139,262	99,830	79,829	—	318,921
2002	180,999	92,415	71,517	—	344,931
2001	167,721	75,365	58,852	—	301,938

Depreciation and amortization expense:
2003	46,028	8,466	5,588	—	60,082
2002	46,151	7,652	4,402	—	58,205
2001	53,432	15,129	5,421	—	73,982

Total assets:
2003	273,098	147,308	33,513	109,041	562,960
2002	282,617	140,023	36,542	209,791	668,973
2001	278,995	148,912	34,227	75,587	537,721

Capital purchases:
2003	10,697	3,323	1,749	6,265	22,034
2002	29,401	3,496	4,979	2,832	40,708
2001	20,461	5,475	2,378	461	28,775

        Revenue by product was as follows (dollars in thousands):

	2003	2002	2001

Checks and related services	$1,108,880	$1,144,605	$1,138,313
Other printed products	21,276	20,262	20,208
Accessories	111,985	119,116	119,854

Total revenue	$1,242,141	$1,283,983	$1,278,375

DELUXE CORPORATION

SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share amounts)

	2003 Quarter Ended

	March 31	June 30	September 30		December 31

Revenue	$317,199	$309,556	$314,869		$300,517
Gross profit	207,375	202,838	208,895		197,068
Net income	49,979	44,893	58,182	(1)	39,418	(2)
Earnings per share:
Basic	0.84	0.81	1.10	(1)	0.78	(2)
Diluted	0.83	0.80	1.09	(1)	0.77	(2)
Cash dividends per share	0.37	0.37	0.37		0.37

	2002 Quarter Ended

	March 31	June 30	September 30		December 31

Revenue	$328,908	$328,463	$319,773		$306,839
Gross profit	215,814	217,903	211,979		202,493
Net income	54,556	54,709	52,663		52,346	(3)
Earnings per share:
Basic	0.85	0.87	0.85		0.85	(3)
Diluted	0.84	0.85	0.83		0.84	(3)
Cash dividends per share	0.37	0.37	0.37		0.37

(1)	2003 third quarter results include the reversal of $7.3 million of previously established income tax reserves.

(2)	2003 fourth quarter results include asset impairment charges of $4.7 million related to manufacturing technologies and software investments and restructuring charges of $9.0 million related to the planned closing of two Financial Services check printing facilities and reductions in other employees within Financial Services and our corporate support group. Results also include a curtailment gain of $4.0 million resulting from changes made to our retiree health care plan.

(3)	2002 fourth quarter results include the reversal of $12.9 million of previously established income tax reserves and a charge of $12.2 million for a valuation allowance related to our deferred tax asset for capital loss carryforwards.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

        Disclosure Controls and Procedures – As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

        Internal Control over Financial Reporting – No change in our internal control over financial reporting identified in connection with such evaluations during the quarter ended December 31, 2003, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, Certain Relationships and Related Transactions, and Principal Accounting Fees and Services.

        Corresponding sections of our definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end, are incorporated by reference.

        The following table provides information concerning all of our equity compensation plans as of December 31, 2003:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans
approved by shareholders	3,936,702	(1)	$35.05	(1)	9,618,827	(2)
Equity compensation plans not
approved by shareholders	None		None		None

Total	3,936,702		$35.05		9,618,827

(1)	Includes awards granted under our 2000 Stock Incentive Plan and our previous stock incentive plan, adopted in 1994. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 3,847,185 and restricted stock unit awards of 89,517.

(2)	Includes 4,820,220 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of this total, 851,149 shares remain available, in the aggregate, for grants of restricted stock, restricted stock units and performance awards under our 2000 Stock Incentive Plan.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements and Schedules

        The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required or not applicable, or the required information is shown in the consolidated financial statements or notes.

(b) Reports on Form 8-K

        A report on Form 8-K was furnished to the Securities and Exchange Commission on October 16, 2003, reporting results from third quarter, 2003.

(c) Exhibit Listing

        The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)	*

4.1	Amended and Restated Rights Agreement, dated as of January 31, 1997, by and between us and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Commission on February 7, 1997)	*

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

4.3	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly, Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on December 5, 2002)	*

4.4	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.5	Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia Bank,	*
N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 5-year revolving credit agreement (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.6	Amended and Restated Credit Agreement dated as of August 14, 2003, among us, Bank One, N.A. as administrative agent, Credit Suisse First Boston as	*
syndication agent, Wachovia Bank, N.A., Wells Fargo Bank, N.A. and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch as documentation agents and the other financial institutions party thereto, related to a $175,000,000 364-day revolving credit agreement (incorporated by reference to Exhibit 4.6 to the
Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.1	Deluxe Corporation 2000 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended	*
September 30, 2000)**

10.2	Deluxe Corporation 2000 Stock Incentive Plan, as Amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter	*
ended June 30, 2002)**

10.3	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended	*
December 31, 2001)**

10.4	Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the	*
quarter ended March 31, 2001)**

10.5	Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**	*

10.6	Deluxe Corporation Supplemental Benefit Plan (incorporated by reference to Exhibit (10)(B) to the Annual Report on Form 10-K for the year ended December 31, 1995)**	*

10.7	Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit	*
10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**

10.8	Government Services Indemnification Agreement, dated as of May 1, 2000, by and between us and eFunds Corporation (incorporated by reference to Exhibit 10.17	*
to Amendment No. 1 to the S-1 filed by eFunds Corporation with the Commission on May 15, 2000 (Registration No. 333-33992))

10.9	Professional Services Agreement, dated as of April 1, 2000, by and between us and eFunds Corporation (incorporated by reference to Exhibit 10.10 to	*
Amendment No. 1 to the S-1 filed by eFunds Corporation with the Commission on May 15, 2000 (Registration No. 333-33992))

10.10	Tax Sharing Agreement, dated as of April 1, 2000, by and between us and eFunds Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to	*
the S-1 filed by eFunds Corporation with the Commission on May 15, 2000 (Registration No. 33-33992))

10.11	Form of Severance Agreement entered into between Deluxe and the following executive officers: Ronald E. Eilers, Anthony C. Scarfone, Richard L. Schulte,	*
Douglas J. Treff, Stephen J. Berry, Warner F. Schlais, Guy C. Feltz, Katherine L. Miller, Stuart Alexander and Luann Widener (incorporated by reference to
Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**

10.12	Severance Agreement entered into effective March 1, 2001 between Deluxe and Lawrence J. Mosner (incorporated by reference to Exhibit 10.18 to the Annual	*
Report on Form 10-K for the year ended December 31, 2000)**

10.13	Executive Retention Agreement between Deluxe and Lawrence J. Mosner dated April 2, 2001 (incorporated by reference to Exhibit 10.2 to the Quarterly Report	*
on Form 10-Q for the quarter ended March 31, 2001)**

10.14	Form of Executive Retention Agreement entered into between Deluxe and the following executive officers: Lawrence J. Mosner, Ronald E. Eilers, Anthony C.	*
Scarfone, Richard L. Schulte, Douglas J. Treff, Stephen J. Berry, Warner F. Schlais, Guy C. Feltz and Luann Widener (incorporated by reference to Exhibit
10.19 to the Annual Report on Form 10-K for the year ended December 31, 2000)**

10.15	First Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 4.3 to the Form S-8 filed	*
January 7, 2002)**

10.16	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

10.17	First Amendment to the Deluxe Corporation Supplemental Benefit Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on	*
Form 10-K for the year ended December 31, 2001)**

10.18	Second Amendment to the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on	*
Form 10-K for the year ended December 31, 2002)**

12	Statement re: Computation of Ratios	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Auditor	Filed herewith

24	Power of Attorney	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99	Cautionary Statement and Risk Factors	Filed herewith

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

DELUXE CORPORATION
Date: March 11, 2004	By: /s/ Lawrence J. Mosner
Lawrence J. Mosner Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 11, 2004.

Signature	Title

By /s/ Lawrence J. Mosner Lawrence J. Mosner	Chief Executive Officer (Principal Executive Officer)

By /s/ Douglas J. Treff Douglas J. Treff	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By /s/ Katherine L. Miller Katherine L. Miller	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

*
Ronald E. Eilers	Director

*
Barbara B. Grogan	Director

*
Charles A. Haggerty	Director

*
Cheryl Mayberry McKissack	Director

*
Stephen P. Nachtsheim	Director

*
Mary Ann O’Dwyer	Director

*
Martyn R. Redgrave	Director

*
Robert C. Salipante	Director

*By: /s/ Lawrence J. Mosner Lawrence J. Mosner Attorney-in-Fact

EXHIBIT INDEX

        The following exhibits are filed as part of this report:

Exhibit Number	Description	Page Number
12	Statement re: Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Independent Auditor

24	Power of Attorney

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Cautionary Statement and Risk Factors