Form 10-Q
period 2004-03-31
DELUXE CORP
filed 2004-05-05
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number:   1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 30, 2004 was 49,887,757.

PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements.

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share par value)
(Unaudited)

	March 31, 2004	December 31, 2003

Current Assets:
Cash and cash equivalents	$4,689	$2,968
Trade accounts receivable (net of allowances for
uncollectible accounts of $1,825 and $1,881, respectively)	37,030	37,066
Inventories and supplies	18,761	18,652
Deferred income taxes	258	258
Other current assets	46,526	19,984

Total current assets	107,264	78,928
Long-term Investments	43,209	42,510
Property, Plant, and Equipment (net of accumulated
depreciation of $296,663 and $295,570, respectively)	118,661	123,615
Assets Held for Sale	1,286	—
Intangibles (net of accumulated amortization of $182,058 and
$172,614, respectively)	70,943	78,161
Goodwill	82,237	82,237
Other Non-current Assets	148,420	157,509

Total assets	$572,020	$562,960

Current Liabilities:
Accounts payable	$41,343	$46,694
Accrued liabilities	127,668	126,821
Short-term debt	206,970	213,250
Long-term debt due within one year	1,102	1,074

Total current liabilities	377,083	387,839
Long-term Debt	380,380	380,620
Deferred Income Taxes	42,692	42,654
Other Non-current Liabilities	49,318	49,930
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000,000
shares; issued: 2004 – 50,000,956; 2003 – 50,173,067)	50,001	50,173
Accumulated deficit	(325,252)	(345,950)
Unearned compensation	—	(41)
Accumulated other comprehensive loss	(2,202)	(2,265)

Total shareholders’ deficit	(277,453)	(298,083)

Total liabilities and shareholders’ deficit	$572,020	$562,960

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2004	2003

Revenue	$308,832	$317,199
Cost of goods sold	106,886	109,824

Gross Profit	201,946	207,375

Selling, general and administrative expense	120,111	122,758
Asset impairment and net disposition losses (gains)	30	(82)

Operating Income	81,805	84,699
Other income	374	161

Income Before Interest and Taxes	82,179	84,860

Interest expense	(5,166)	(4,367)
Interest income	113	117

Income Before Income Taxes	77,126	80,610

Provision for income taxes	29,464	30,631

Net Income	$47,662	$49,979

Earnings per Share: Basic	$0.95	$0.84
Diluted	0.94	0.83

Cash Dividends per Share	$0.37	$0.37

Total Comprehensive Income	$47,725	$50,042

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2004	2003

Cash Flows from Operating Activities:
Net income	$47,662	$49,979
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	4,664	5,761
Amortization of intangibles	9,586	8,857
Amortization of contract acquisition costs	7,908	5,806
Employee stock-based compensation expense	2,672	394
Other non-cash items, net	2,455	1,920
Changes in assets and liabilities:
Trade accounts receivable	(911)	(14,083)
Inventories and supplies	(109)	317
Other current assets	(26,459)	(19,530)
Contract acquisition payments	(4,276)	(19,240)
Deferred advertising costs	1,831	(9,101)
Other non-current assets	571	(6,183)
Accounts payable	332	(4,970)
Accrued and other non-current liabilities	2,767	(5,923)

Net cash provided (used) by operating activities	48,693	(5,996)

Cash Flows from Investing Activities:
Purchases of capital assets	(3,974)	(5,475)
Other	(385)	(213)

Net cash used by investing activities	(4,359)	(5,688)

Cash Flows from Financing Activities:
Net (payments) borrowings of short-term debt	(6,280)	111,730
Payments of long-term debt	(258)	(358)
Change in book overdrafts	(6,133)	(3,418)
Payments for common shares repurchased	(18,057)	(201,455)
Proceeds from issuing shares under employee plans	6,716	7,332
Cash dividends paid to shareholders	(18,601)	(21,818)

Net cash used by financing activities	(42,613)	(107,987)

Net Increase (Decrease) in Cash and Cash Equivalents	1,721	(119,671)
Cash and Cash Equivalents: Beginning of Period	2,968	124,855

End of Period	$4,689	$5,184

Share Repurchases Pending Settlement at End of Period	$1,083	$—

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Consolidated financial statements

        The consolidated balance sheet as of March 31, 2004, the consolidated statements of income for the quarters ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the quarters ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2:   Employee stock-based compensation

        On January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We are reporting this change in accounting principle using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Beginning in 2004, our results of operations reflect compensation expense for new stock options granted under our stock incentive plan, for the unvested portion of previous stock options granted, for restricted stock and restricted stock units issued under our stock incentive plan and for our employee stock purchase plan. This is the same amount of compensation expense which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date. Prior to 2004, we accounted for our employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, no compensation expense was recognized for stock options or for our employee stock purchase plan. In accordance with the modified prospective method of transition, results for 2003 have not been restated to reflect this change in accounting principle.

        Total stock-based compensation expense in the first quarter of 2004 was $2.7 million. This expense is reflected as cost of goods sold of $0.2 million and selling, general and administrative (SG&A) expense of $2.5 million in our consolidated statement of income for the quarter ended March 31, 2004. Our total stock-based compensation expense in the first quarter of 2004 included $0.7 million of expense for restricted stock and restricted stock units which would have been recognized even if we had not adopted the fair value recognition provisions of SFAS No. 123 in 2004.

        The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share amounts):

	Quarter Ended March 31,
	2004	2003

Net income, as reported	$47,662	$49,979
Add employee stock-based compensation included in net income:
Stock options and employee stock purchase plan	2,019	—
Restricted stock and restricted stock units	653	394

Total	2,672	394
Tax benefit	(1,021)	(150)

Employee stock-based compensation included in net income, net of
tax	1,651	244
Deduct fair value employee stock-based compensation expense, net
of tax	(1,651)	(1,103)

Pro forma net income	$47,662	$49,120

Earnings per share:
Basic – as reported	$0.95	$0.84
pro forma	0.95	0.83

Diluted – as reported	$0.94	$0.83
pro forma	0.94	0.82

Note 3:   Changes in accounting estimates

        During the first quarter of 2004, we revised the estimated useful lives for certain of our software and production assets, as we anticipate that the assets will be replaced or retired sooner than originally assumed. The weighted-average useful life for these assets was shortened from 8.0 years to 6.8 years. This change in accounting estimate is expected to result in increased depreciation and amortization expense of approximately $8 million in 2004. In the first quarter of 2004, $0.7 million of this additional expense was recorded.

Note 4:   New accounting pronouncements

        In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, as well as the required financial statement disclosures. The new law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plans do provide prescription drug coverage. However, as permitted by FSP No. FAS 106-1, we have elected to defer recognition of the impacts of the new law on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit expense presented in our consolidated financial statements. Specific authoritative accounting guidance on the accounting for the federal subsidy provided for in the Act is pending. That guidance, when issued, could require us to change previously reported information. We anticipate that our retiree prescription drug benefits will be coordinated with Medicare. Thus, we do anticipate some decrease in our prescription drug benefits expense beginning in 2006.

Note 5:   Supplementary balance sheet information

        Inventories and supplies – Inventories and supplies were comprised of the following (dollars in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$2,772	$2,550
Semi-finished goods	5,881	5,623
Finished goods	997	975

Total inventories	9,650	9,148
Supplies	9,111	9,504

Inventories and supplies	$18,761	$18,652

        Other current assets – Other current assets were comprised of the following (dollars in thousands):

	March 31, 2004	December 31, 2003

Prepayment to voluntary employee
beneficiary association (VEBA) trust	$37,823	$12,657
Other	8,703	7,327

Other current assets	$46,526	$19,984

        Assets held for sale – Assets held for sale relate to our Financial Services check printing facility located in Indianapolis, Indiana which was closed in March 2004. We are actively seeking a buyer for this property and expect to dispose of it within one year. Based on preliminary market research and appraisal information, we believe the fair value of the assets less costs to sell exceeds the carrying value of the assets. As such, no impairment loss has been recognized for these assets. Assets held for sale were comprised of the following (dollars in thousands):

March 31, 2004

Land and land improvements	$463
Buildings and building improvements	2,003
Machinery and equipment	466

Total	2,932
Accumulated depreciation	(1,646)

Assets held for sale – net	$1,286

        We are currently in the process of closing three additional check printing facilities (see Note 7). We anticipate that our Pittsburgh, Pennsylvania and Campbell, California facilities will be closed in the second quarter of 2004 and our Anniston, Alabama facility will be closed by the end of 2004. As we were still operating these facilities, they were not classified as held for sale as of March 31, 2004.

        Other non-current assets – Other non-current assets were comprised of the following (dollars in thousands):

	March 31, 2004	December 31, 2003

Contract acquisition costs (net of accumulated amortization of
$49,516 and $41,608, respectively)	$89,193	$96,085
Deferred advertising costs	27,213	29,044
Prepaid post-retirement asset	19,267	19,839
Other	12,747	12,541

Other non-current assets	$148,420	$157,509

        Changes in contract acquisition costs during the first quarter of 2004 were as follows (dollars in thousands):

Balance, December 31, 2003	$96,085
Cash payments	4,276
Change in accruals	(3,260)
Amortization	(7,908)

Balance, March 31, 2004	$89,193

        Accrued liabilities – Accrued liabilities were comprised of the following (dollars in thousands):

	March 31, 2004	December 31, 2003

Income taxes	$43,568	$25,372
Rebates	20,729	21,253
Employee profit sharing and pension	5,585	22,075
Other	57,786	58,121

Accrued liabilities	$127,668	$126,821

Note 6:   Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Quarter Ended March 31,
	2004	2003

Earnings per share – basic:
Net income	$47,662	$49,979
Weighted-average shares outstanding	50,129	59,202

Earnings per share – basic	$0.95	$0.84

Earnings per share – diluted:
Net income	$47,662	$49,979
Weighted-average shares outstanding	50,129	59,202
Dilutive impact of options	395	684
Shares contingently issuable	14	8

Weighted-average shares and potential dilutive shares
outstanding	50,538	59,894

Earnings per share – diluted	$0.94	$0.83

        During the quarter ended March 31, 2004, options to purchase 2.4 million common shares were outstanding but were not included in the computation of diluted earnings per share. During the quarter ended March 31, 2003, 1.2 million outstanding options were excluded from the computation. These options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

Note 7:   Restructuring charges

        During the first quarter of 2004, we recorded restructuring charges of $1.4 million for severance related to employee reductions within various functional areas, primarily within our Direct Checks segment. These reductions were a result of our ongoing cost management efforts. Cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. The restructuring charges included estimated severance payments for 105 employees, which are payable under our on-going severance benefit plan. The majority of these reductions were completed in the first quarter of 2004. The related severance payments are expected to be substantially completed by the third quarter of 2004, utilizing cash from operations. The restructuring charges are reflected as cost of goods sold of $0.2 million and SG&A expense of $1.2 million in our consolidated statement of income for the quarter ended March 31, 2004. Also during the first quarter of 2004, we reversed $0.9 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These reversals are reflected as a reduction of cost of goods sold of $0.2 million and a reduction of SG&A expense of $0.7 million in our consolidated statement of income for the quarter ended March 31, 2004.

        On March 31, 2004, we announced a plan to close our Direct Checks check printing facility located in Anniston, Alabama. The expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage due to the use of alternative payment methods, allows us to reduce the number of production facilities while still meeting client requirements. We anticipate that this facility will be closed by the end of 2004. We estimate that 210 employees will receive approximately $1.6 million of severance benefits. These severance benefits will be accrued over the last three quarters of 2004, as they are payable under a one-time severance benefit plan.

        Restructuring accruals for employee severance costs of $8.1 million as of March 31, 2004 and $10.7 million as of December 31, 2003 are reflected in accrued liabilities in the consolidated balance sheets. The restructuring accruals as of December 31, 2003, related to the planned closing of three Financial Services check printing facilities and other reductions in employees within Financial Services and our corporate support group. The Indianapolis, Indiana check printing facility was closed in March 2004. We anticipate that our Pittsburgh, Pennsylvania and Campbell, California facilities will be closed during the second quarter of 2004. The other employee reductions were substantially completed during the first quarter of 2004.

        Changes in the restructuring accruals during the first quarter of 2004 were as follows (dollars in thousands):

	2003 initiatives		2004 initiatives		Total
	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Balance, December 31, 2003	$10,748	533	$—	—	$10,748	533
Restructuring charges	—	—	1,433	105	1,433	105
Restructuring reversals	(915)	(30)	—	—	(915)	(30)
Severance paid	(2,999)	(309)	(185)	(96)	(3,184)	(405)

Balance, March 31, 2004	$6,834	194	$1,248	9	$8,082	203

        On a cumulative basis through March 31, 2004, the status of our restructuring accruals was as follows (dollars in thousands):

	2003 initiatives		2004 initiatives		Total
	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Original restructuring charges	$11,794	635	$1,433	105	$13,227	740
Restructuring reversals	(1,115)	(50)	—	—	(1,115)	(50)
Severance paid	(3,845)	(391)	(185)	(96)	(4,030)	(487)

Balance, March 31, 2004	$6,834	194	$1,248	9	$8,082	203

        In addition to severance costs, we are also incurring costs related to the closing of facilities such as equipment moves, training and travel. These costs are expensed as incurred, primarily as cost of goods sold, and are expected to total approximately $2 million. Of this amount, $0.5 million was expensed in the first quarter of 2004 and $0.3 million was expensed in 2003.

Note 8:   Debt

        Total debt outstanding was comprised of the following (dollars in thousands):

	March 31, 2004	December 31, 2003

5.0% senior, unsecured notes due December 15, 2012, net of
discount	$298,351	$298,304
2.75% medium-term, unsecured notes due September 15, 2006	50,000	50,000
Variable rate medium-term, unsecured notes due November 4,
2005	25,000	25,000
Long-term portion of capital lease obligation	7,029	7,316

Long-term portion of debt	380,380	380,620
Commercial paper	206,970	213,250
Capital lease obligation due within one year	1,102	1,074

Total debt	$588,452	$594,944

        Our short-term debt consisted of commercial paper outstanding under a $350.0 million commercial paper program. The daily average amount of commercial paper outstanding during the first quarter of 2004 was $191.2 million at a weighted-average interest rate of 1.14%. As of March 31, 2004, $207.0 million was outstanding at a weighted-average interest rate of 1.07%. The daily average amount of commercial paper outstanding during 2003 was $149.4 million at a weighted-average interest rate of 1.15%. As of December 31, 2003, $213.3 million was outstanding at a weighted-average interest rate of 1.11%.

        We have committed lines of credit for $350.0 million which primarily support our commercial paper program. To the extent not needed to support outstanding commercial paper or letters of credit, we may borrow funds under these lines of credit. We have a 364-day line of credit for $175.0 million which expires in August 2004 and carries a commitment fee of seven basis points (.07%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of nine basis points (.09%). The credit agreements governing these lines of credit contain customary covenants regarding the ratio of earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first quarter of 2004 or during 2003, and no amounts were outstanding under these lines of credit as of March 31, 2004. As of March 31, 2004, $139.8 million was available under these lines of credit for borrowing or for support of additional commercial paper.

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during the first quarter of 2004 or during 2003, and no amounts were outstanding under this line of credit as of March 31, 2004.

        In December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The notes include covenants that place restrictions on the issuance of debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. The fair value of these notes was estimated to be $316.0 million as of March 31, 2004, based on quoted market rates.

        On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. In September 2003, we established a $250.0 million medium-term note program under this shelf registration and issued $50.0 million of medium-term notes. These notes mature in September 2006 and have a coupon rate of 2.75%. The fair value of these notes was estimated to be $50.7 million as of March 31, 2004, based on quoted market rates. In November 2003, we issued $25.0 million of medium-term notes which mature in November 2005 and have an interest rate equal to the 3-month London InterBank Offered Rate (LIBOR)

plus .05%. This interest rate is reset on a quarterly basis. The fair value of these notes was estimated to be $25.0 million as of March 31, 2004, based on a broker quote.

Note 9:   Post-retirement benefits

        We have historically provided certain health care benefits for a large number of retired employees. The resulting net periodic post-retirement benefit expense for the quarters ended March 31, 2004 and 2003 consisted of the following components (dollars in thousands):

	Quarter Ended March 31,
	2004	2003

Service cost (benefits earned during the period)	$204	$639
Interest cost on the accumulated post-retirement benefit
obligation	1,595	1,949
Expected return on plan assets	(1,470)	(1,123)
Amortization of transition obligation	—	105
Amortization of prior service (benefit) cost	(654)	90
Recognized amortization of net actuarial losses	2,068	1,021

Total post-retirement benefit expense	$1,743	$2,681

        We have invested assets in a trust established under section 401(h) of the Internal Revenue Code to partially fund our post-retirement benefit obligation. We are not contractually obligated to make contributions to this trust, and we do not anticipate making any such contributions during 2004. However, we do anticipate that we will pay benefits of $9.6 million during 2004 utilizing the assets of our VEBA trust which are available to fund employee and retiree medical and severance benefits.

Note 10:   eFunds indemnification

        In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we would indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through March 31, 2004, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

Note 11:   Shareholders’ deficit

         Shareholders’ deficit decreased from $298.1 million as of December 31, 2003 to $277.5 million as of March 31, 2004. We are in a deficit position primarily due to our share repurchase programs. Share repurchases are reflected as reductions of shareholders' equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of additional paid-in capital and retained earnings. In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. These repurchases were completed in June 2002 at a cost of $463.8 million. In August 2002, our board of directors approved the repurchase of an additional 12 million shares. These repurchases were completed in September 2003 at a cost of $503.2 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. Through March 31, 2004, 1.9 million of these additional shares had been repurchased at a cost of $77.5 million.

        Changes in shareholders’ deficit during the first quarter of 2004 were as follows (dollars and shares in thousands):

	Common shares
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Unearned compensation	Loss on derivatives(1)	Total shareholders’ deficit

Balance, December 31, 2003	50,173	$50,173	$—	$(345,950)	$(41)	$(2,265)	$(298,083)

Net income	—	—	—	47,662	—	—	47,662

Cash dividends	—	—	—	(18,601)	—	—	(18,601)

Common shares issued	303	303	6,413	—	—	—	6,716

Tax benefit of stock
options	—	—	1,137	—	—	—	1,137

Common shares
repurchased	(451)	(451)	(9,209)	(8,363)	—	—	(18,023)

Other common shares
retired	(24)	(24)	(972)	—	—	—	(996)

Fair value of employee
stock-based compensation	—	—	2,631	—	41	—	2,672

Amortization of loss on
derivatives	—	—	—	—	—	63	63

Balance, March 31, 2004	50,001	$50,001	$—	$(325,252)	$—	$(2,202)	$(277,453)

(1) Accumulated other comprehensive loss.

Note 12:   Business segment information

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Corporate expenses are allocated to the segments based on segment revenues. This allocation includes expenses for various support functions such as executive management, human resources and finance and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Corporate assets consist primarily of cash, deferred tax assets, investments and internal-use software related to corporate activities.

        We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

        The following is our segment information as of and for the quarters ended March 31, 2004 and 2003 (dollars in thousands):

		Reportable business segments
		Financial Services	Direct Checks	Business Services	Corporate	Consolidated

Revenue from external customers:	2004	$166,795	$77,104	$64,933	$—	$308,832
	2003	177,298	80,763	59,138	—	317,199

Operating income:	2004	38,710	21,492	21,603	—	81,805
	2003	37,264	31,264	16,171	—	84,699

Depreciation and amortization expense:	2004	10,401	2,277	1,572	—	14,250
	2003	11,314	1,985	1,319	—	14,618

Total assets:	2004	259,585	144,131	32,639	135,665	572,020
	2003	300,907	151,826	35,291	116,178	604,202

Capital purchases:	2004	2,029	531	60	1,354	3,974
	2003	2,814	712	505	1,444	5,475

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

        Our relationships with specific financial institutions are usually formalized through supply contracts averaging three to five years in duration. Because we do operate in a mature portion of the payments industry, we have been encountering significant pricing pressure when negotiating contracts with our financial institution clients. This has resulted in reduced profit margins, and we expect this pricing pressure to continue.

        Our Direct Checks segment has been impacted by reduced consumer response rates to direct mail advertisements. This is our traditional means of new customer acquisition for this segment. We believe that the decline in consumer response rates is attributable to the decline in check usage and an overall increase in direct mail solicitations received by our target customers. Because each advertisement is resulting in fewer new customers, the cost to acquire each new customer has increased. This segment has also been impacted by a lengthening of the check reorder cycle due to the decline in check usage and the multi-box promotional strategies which are standard practice for direct mail sellers of checks.

        To offset these challenges, we have focused on increasing revenue per unit by improving our selling techniques and introducing new product offerings within all three segments. We have also taken several steps to lower our cost structure.

        In Financial Services, we have implemented the DeluxeSelectSM program. This program allows us to interact directly with the customers of financial institutions and to leverage our extensive market research and knowledge of consumer behaviors and preferences. As of March 31, 2004, over 4,000 financial institutions had enrolled in DeluxeSelect. In Direct Checks, we have encouraged consumers to place their orders by phone, where our sales associates have the opportunity to interact with the consumer. During the first quarter of 2004, 27% of first-time customers placed their orders via the telephone, as compared to 16% in the first quarter of 2003. In Business Services, we have partnered with our financial institution clients to increase the use of our financial institution referral program. Under this program, our financial institution clients refer their small business customers to us at the time of new account opening. This allows us direct interaction with the small business customer. Additionally, Business Services has established business alliances under which consumers interact directly with us when ordering checks and related products. We have also provided extensive training to our Business Services sales associates to transition that organization from a service to a selling environment. All of these efforts have led to increased sales of premium-priced licensed and specialty check designs and additional value-added products and services such as fraud prevention and express delivery. We have recently introduced several new products in all three segments, including rolled address labels for Direct Checks and promotional products for Business Services. Although these new products did not have a significant impact on our results of operations for the first quarter of 2004, we anticipate that they will have a positive impact on revenue this year.

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

        We continue to be cost conscious so that we are able to compete as the decline in check usage and pricing pressure continue. One check printing facility was closed during the first quarter of 2004 and we are in the process of closing three additional facilities this year. We have also implemented other employee reductions in recent quarters. The application of lean principles in our manufacturing area has resulted in increased efficiencies, and we intend to apply these principles throughout the rest of the company. We also continue to closely manage spending and seek additional cost saving opportunities wherever possible.

        Recent economic indicators have been somewhat promising. Consumer spending began improving in the second half of 2003 and continued to improve in the first quarter of 2004. Additionally, some employment growth occurred in the first quarter of 2004. However, it is too early to determine whether this trend will continue. There is a correlation between employment and the ability of consumers to open checking accounts. Thus, the employment rate is a key factor for the check printing portion of the payments industry. Our Business Services segment is also impacted by the number of small businesses formed each year. This figure increased in 2003, although some sources estimate that the levels may not be quite as favorable in 2004. We will continue to monitor the impact these economic conditions are having on our business.

        Even with the challenges we face, check printing continues to be a profitable business for us. We generated operating cash flows of $48.7 million during the first quarter of 2004 and $181.5 million during 2003. We believe our stable cash flows and our focus on cost management will allow us to maintain our leadership position in the check printing portion of the payments industry. Our strong cash flows have also allowed us to increase our debt capacity. Thus far, we have utilized debt proceeds primarily to repurchase our common shares. During the first quarter of 2004, we repurchased 0.5 million shares; and during 2003, we repurchased a total of 12.2 million shares. We have also continued to pay dividends at an annual rate of $1.48 per share, resulting in a dividend yield of 3.7% based on our March 31, 2004 closing stock price. We believe we have sufficient financial resources to pursue acquisitions which leverage our core competencies and are accretive to earnings and cash flow, to strengthen our leading position in the markets in which we compete and to expand into closely related or adjacent products and services, all while increasing shareholder value.

Results of Operations – Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

        The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended March 31,
	2004		2003

	$	% of revenue	$	% of revenue

Revenue from external customers:
Financial Services	$166,795	54.0%	$177,298	55.9%
Direct Checks	77,104	25.0%	80,763	25.5%
Business Services	64,933	21.0%	59,138	18.6%

Total	$308,832	100.0%	$317,199	100.0%

Gross profit	201,946	65.4%	207,375	65.4%
Selling, general and administrative
expense	120,111	38.9%	122,758	38.7%
Asset impairment and net
disposition losses (gains)	30	—	(82)	—
Operating income(1):
Financial Services	$38,710	23.2%	$37,264	21.0%
Direct Checks	21,492	27.9%	31,264	38.7%
Business Services	21,603	33.3%	16,171	27.3%

Total	$81,805	26.5%	$84,699	26.7%

Earnings before interest, taxes,
depreciation and amortization of
intangibles (EBITDA)(2)	$96,429	31.2%	$99,478	31.4%

        See note 12 of the Notes to Unaudited Consolidated Financial Statements included in Item 1 of this report for discussion of the accounting policies of our reportable business segments.

(1)	Segment percentages represent segment operating income as a percentage of segment revenue from external customers.

(2)	EBITDA is not a measure of financial performance under generally accepted accounting principles (GAAP). We disclose EBITDA because it can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBITDA, as we believe that an increasing EBITDA depicts increased ability to attract financing and increases the valuation of our business. We do not consider EBITDA to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBITDA is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. EBITDA is derived from net income as follows (dollars in thousands):

	Quarter Ended March 31,
	2004	2003

Net income	$47,662	$49,979

Provision for income taxes	29,464	30,631

Interest expense, net	5,053	4,250

Depreciation	4,664	5,761

Amortization of intangibles	9,586	8,857

EBITDA	$96,429	$99,478

        Revenue — Revenue decreased $8.4 million, or 2.6%, to $308.8 million for the first quarter of 2004 from $317.2 million for the first quarter of 2003. Unit volume was down 1.8% as compared to 2003 due to an overall decline in the number of checks being written due to the increasing use of alternative payment methods. Our Direct Checks segment was also impacted by longer reorder cycles due to promotional strategies for multi-box orders, lower direct mail consumer response rates and lower customer retention. These decreases in unit volume were partially offset by the impact of financial institution client gains within our Financial Services and Business Services segments. Revenue per unit was down 0.9% as compared to 2003 due to increased competitive pricing pressure within our Financial Services segment, partially offset by continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services such as express delivery and fraud prevention, as well as price increases in our Direct Checks and Business Services segments.

        Gross profit — Gross profit decreased $5.5 million, or 2.6%, to $201.9 million for the first quarter of 2004 from $207.4 million for the first quarter of 2003. Gross margin was flat at 65.4% for the first quarters of 2004 and 2003. Continued productivity improvements and on-going cost management efforts offset the decrease in revenue per unit discussed earlier.

        Selling, general and administrative (SG&A) expense — SG&A expense decreased $2.7 million, or 2.2%, to $120.1 million for the first quarter of 2004 from $122.8 million for the first quarter of 2003. The decrease was primarily due to cost management efforts, including savings realized from the employee reductions announced in the last half of 2003, and lower discretionary spending. These decreases were partially offset by a $7.1 million increase in Direct Checks advertising expense due to new product launches, higher cost per customer acquisition and the timing of promotional spending, as well as additional expense resulting from the adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Further information concerning this change in accounting principle can be found under Other Matters. As a percentage of revenue, SG&A expense increased to 38.9% for the first quarter of 2004 from 38.7% for the first quarter of 2003.

        Interest expense — Interest expense increased $0.8 million to $5.2 million for the first quarter of 2004 from $4.4 million for the first quarter of 2003 due to an increase in debt levels as we continued to repurchase shares throughout 2003 and the first quarter of 2004, partially offset by lower interest rates. During the first quarter of 2004, we had weighted-average debt outstanding of $574.5 million at a weighted-average interest rate of 3.43%. During the first quarter of 2003, we had weighted-average debt outstanding of $322.0 million at a weighted-average interest rate of 4.75%.

        Net income — Net income decreased $2.3 million, or 4.6%, to $47.7 million for the first quarter of 2004 from $50.0 million for the first quarter of 2003. The decrease was primarily due to lower revenue, partially offset by the decrease in SG&A expense discussed earlier.

        Diluted earnings per share — Despite the decrease in net income, diluted earnings per share increased $0.11, or 13.3%, to $0.94 for the first quarter of 2004 from $0.83 for the first quarter of 2003. The increase was due to the net decrease in average shares outstanding due to our share repurchase programs. In August 2002, our board of directors authorized the repurchase of 12 million shares of our common stock and in August 2003, the board authorized the repurchase of up to 10 million additional shares. As of March 31, 2004, 13.9 million shares had been repurchased under these authorizations. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.14 increase in earnings per share for the first quarter of 2004 as compared to 2003.

        During 2003, we accounted for our employee-stock based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our 2003 results of operations do not include compensation expense for stock options or for our employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.01 lower for the first quarter of 2003. On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As a result, our 2004 results include compensation expense for stock options and for our employee stock purchase plan. Further information concerning this change in accounting principle can be found under Other Matters.

Segment Disclosures

        Additional information regarding our business segments appears in note 12 of the Notes to Unaudited Consolidated Financial Statements included in Item 1 of this report.

        Financial Services — Financial Services sells checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention. The following table shows the results of this segment for the quarters ended March 31, 2004 and 2003 (dollars in thousands):

	Quarter Ended March 31,
	2004	2003

Revenue	$166,795	$177,298
Operating income	38,710	37,264
% of revenue	23.2%	21.0%

        Financial Services revenue decreased $10.5 million, or 5.9%, to $166.8 million for the first quarter of 2004 from $177.3 million for the first quarter of 2003. The decrease was primarily due to competitive pricing pressure and an overall decline in the number of checks being written due to the increasing use of alternative payment methods. These revenue decreases were partially offset by the timing of client gains and losses and increased sales of premium-priced licensed and specialty check designs and additional value-added services.

        Operating income increased $1.4 million, or 3.9%, to $38.7 million for the first quarter of 2004 from $37.3 million for the first quarter of 2003. This increase was the result of cost management efforts, lower discretionary spending and productivity improvements, partially offset by the revenue decline.

        Direct Checks — Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names. The following table shows the results of this segment for the quarters ended March 31, 2004 and 2003 (dollars in thousands):

	Quarter Ended March 31,
	2004	2003

Revenue	$77,104	$80,763
Operating income	21,492	31,264
% of revenue	27.9%	38.7%

        Direct Checks revenue decreased $3.7 million, or 4.5%, to $77.1 million for the first quarter of 2004 from $80.8 million for the first quarter of 2003. Unit volume decreased from 2003 due to an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods, longer reorder cycles due to our promotional strategies for multi-box orders, lower consumer response rates to direct mail advertisements and lower customer retention. Partially offsetting the volume decline was an increase in revenue per unit due to price increases, the improved effectiveness of our selling techniques and continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services.

        Operating income decreased $9.8 million, or 31.3%, to $21.5 million for the first quarter of 2004 from $31.3 million for the first quarter of 2003. This decrease was primarily due to a $7.1 million increase in advertising expense due to new product launches, higher cost per customer acquisition and the timing of promotional spending, as well as the revenue decline and severance charges recorded in the first quarter of 2004. Further information concerning the severance charges can be found under Other Matters.

        Business Services — Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. Through our business referral program, our financial institution clients refer new small business customers by calling us directly at the time of new account opening. Additionally, we are the endorsed provider of business checks and forms for Microsoft® Money and Microsoft Business Solutions. We also use a variety of direct marketing techniques to retain customers. The following table shows the results of this segment for the quarters ended March 31, 2004 and 2003 (dollars in thousands):

	Quarter Ended March 31,
	2004	2003

Revenue	$64,933	$59,138
Operating income	21,603	16,171
% of revenue	33.3%	27.3%

        Business Services revenue increased $5.8 million, or 9.8%, to $64.9 million for the first quarter of 2004 from $59.1 million for the first quarter of 2003. The increase resulted from both higher unit volume and higher revenue per unit. Financial institution referrals increased due to the timing of client gains and losses and due to our focus on increasing the visibility of this program with our financial institution clients. Additionally, revenue per unit increased due to improved selling techniques and price increases. Partially offsetting these improvements was the overall decline in the number of checks being written due to the increasing use of alternative payment methods.

        Operating income increased $5.4 million, or 33.6%, to $21.6 million for the first quarter of 2004 from $16.2 million for the first quarter of 2003. The increase was due to the higher revenue and lower discretionary spending, partially offset by higher costs related to transforming our customer care organization from a service to a selling environment.

Liquidity, Capital Resources and Financial Condition

        As of March 31, 2004, we had cash and cash equivalents of $4.7 million. The following table shows our cash flow activity for the first quarters of 2004 and 2003 and should be read in conjunction with the consolidated statements of cash flows (dollars in thousands):

	Quarter Ended March 31,
	2004	2003

Net cash provided (used) by operating
activities	$48,693	$(5,996)
Net cash used by investing activities	(4,359)	(5,688)
Net cash used by financing activities	(42,613)	(107,987)

Net change in cash and cash equivalents	$1,721	$(119,671)

        Net cash provided by operating activities increased $54.7 million to $48.7 million for the first quarter of 2004 from a negative $6.0 million for the first quarter of 2003. The increase was due primarily to a $19.0 million decrease in payments made for profit sharing and pension contributions, a $15.0 million decrease in contract acquisition payments to financial institution clients within the Financial Services segment and the 2003 change in accounts receivable and deferred advertising.

        During the first quarter of 2004, cash inflows generated from operations were utilized primarily to make voluntary employee beneficiary association (VEBA) trust contributions of $32.0 million, employee profit sharing and pension contributions of $20.6 million, income tax payments of $10.6 million and contract acquisition payments to financial institution clients of $4.3 million. Net cash provided by operating activities during the first quarter of 2004 of $48.7 million, cash receipts of $6.7 million from shares issued under employee plans and cash on hand of $3.0 million at December 31, 2003, enabled us to pay dividends of $18.6 million, to spend $18.1 million on share repurchases, to make payments on short-term debt of $6.3 million and to purchase capital assets of $4.0 million.

        During the first quarter of 2003, cash inflows generated from operations were utilized primarily to make employee profit sharing and pension contributions of $39.6 million, VEBA trust contributions of $32.0 million and contract acquisition payments to financial institution clients of $19.2 million, as well as to fund changes in accounts receivable and deferred advertising costs. Cash on hand of $124.9 million as of December 31, 2002, the net issuance of $111.7 million of commercial paper and cash receipts of $7.3 million from shares issued under employee plans enabled us to spend $201.5 million on share repurchases, to pay dividends of $21.8 million and to purchase capital assets of $5.5 million.

        We believe that important measures of our financial strength are the ratios of earnings before interest and taxes (EBIT(3)) to interest expense and free cash flow(4) to total debt. We calculate free cash flow as cash provided by operating activities less purchases of capital assets and dividends paid to shareholders. EBIT to interest expense was 15.8 times on a four-quarter trailing basis through March 31, 2004 and 16.5 times for the year ended December 31, 2003. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio on a four-quarter trailing basis of 2.5 times. The decrease in 2004 was primarily due to higher interest expense resulting from higher debt levels as we continued to repurchase shares. Although this additional interest expense has caused this ratio to decrease, we believe the risk of violating our financial covenants is low as we expect solid profitability and cash flow to continue. The comparable ratio of net income to interest expense was 9.5 times on a four-quarter trailing basis through March 31, 2004 and 10.0 times for the year ended December 31, 2003. Free cash flow to total debt was 23.5% on a four-quarter trailing basis through March 31, 2004 and 13.3% for the year ended December 31, 2003. The increase was primarily due to the higher cash provided by operating activities in the first quarter

(3)	EBIT is not a measure of financial performance under GAAP. By excluding interest and income taxes, this measure of profitability can indicate whether a company’s earnings are adequate to pay its debts. We monitor this measure on an ongoing basis, as we believe it illustrates our operating performance without regard to financing methods, capital structure or income taxes. We do not consider EBIT to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBIT is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of EBIT to interest expense illustrates how many times the current year’s EBIT covers the current year’s interest expense. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio. EBIT is derived from net income as follows (dollars in thousands):

	Twelve Months Ended
	March 31, 2004	December 31, 2003

Net income	$190,155	$192,472
Provision for income taxes	105,741	106,908
Interest expense, net	19,674	18,872

EBIT	$315,570	$318,252

(4)	Free cash flow is not a measure of financial performance under GAAP. We monitor free cash flow on an ongoing basis, as it measures the amount of cash generated from our operating performance after investment initiatives and the payment of dividends. It represents the amount of cash available for interest payments, debt service, general corporate purposes and strategic initiatives. We do not consider free cash flow to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that free cash flow is a useful liquidity measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of free cash flow to total debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities as follows (dollars in thousands):

	Twelve Months Ended
	March 31, 2004	December 31, 2003

Net cash provided by operating activities	$236,156	$181,467
Purchases of capital assets	(20,533)	(22,034)
Cash dividends paid to shareholders	(77,236)	(80,453)

Free cash flow	$138,387	$78,980

of 2004 discussed earlier. The comparable ratio of net cash provided by operating activities to total debt was 40.1% on a four-quarter trailing basis through March 31, 2004 and 30.5% for the year ended December 31, 2003.

        As of March 31, 2004, we had $588.5 million of debt outstanding. Of this amount, $207.0 million was short-term debt and the remainder was long-term debt. Our short-term debt consists of commercial paper outstanding under a $350.0 million commercial paper program. Our commercial paper program carries a credit rating of A1/P1. If for any reason we were unable to access the commercial paper markets, we would rely on our committed lines of credit for liquidity. The daily average amount of commercial paper outstanding during the first quarter of 2004 was $191.2 million at a weighted-average interest rate of 1.14%. As of March 31, 2004, $207.0 million was outstanding at a weighted-average interest rate of 1.07%. The daily average amount of commercial paper outstanding during 2003 was $149.4 million at a weighted-average interest rate of 1.15%. As of December 31, 2003, $213.3 million was outstanding at a weighted-average interest rate of 1.11%.

        We have committed lines of credit for $350.0 million which primarily support our commercial paper program. To the extent not needed to support outstanding commercial paper or letters of credit, we may borrow funds under these lines of credit. We have a 364-day line of credit for $175.0 million which expires in August 2004 and carries a commitment fee of seven basis points (.07%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of nine basis points (.09%). The credit agreements governing these lines of credit contain customary covenants regarding the ratio of EBIT to interest expense and levels of subsidiary indebtedness. We believe the risk of violating our financial covenants is low as we expect solid profitability and cash flow to continue. No amounts were drawn on these lines of credit during the first quarter of 2004 or during 2003, and no amounts were outstanding under these lines of credit as of March 31, 2004. As of March 31, 2004, $139.8 million was available under these lines of credit for borrowing or for support of additional commercial paper.

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during the first quarter of 2004 or during 2003, and no amounts were outstanding under this line of credit as of March 31, 2004.

        Absent certain defined events of default under our committed credit facilities, there are no significant contractual restrictions on our ability to pay cash dividends.

        Our long-term debt consist of $298.4 million of long-term notes, net of discount, $75.0 million of medium-term notes and $8.1 million due under a capital lease obligation. In August 2002, our board of directors approved a financial strategy intended to reduce our cost of capital and as a result, increase leverage. This strategy involves increasing our total debt level up to a maximum of $700 million, using the additional debt in part to repurchase shares or pursue suitable acquisitions. Our board also approved a 12 million share repurchase program in August 2002 as part of this financial strategy. As a result of this announcement, our long-term credit rating was downgraded to ‘A’ from ‘A+’ by Standard & Poor’s and was downgraded to ‘A2’ from ‘A1’ by Moody’s Investors Service. We still maintain a strong investment-grade credit rating and expect no impact on our ability to borrow. Our credit facilities do not have covenants or events of default tied to maintaining our credit rating.

        In connection with our financial strategy, in December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The proceeds from these notes were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. In September 2003, we established a $250.0 million medium-term note program under this shelf registration. As of March 31, 2004, we had issued $75.0 million of medium-term notes. Of these notes, $50.0 million mature in September 2006 and have a coupon rate of 2.75% and $25.0 million mature in November 2005 and have an interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate is reset on a quarterly basis.

        In September 2003, we completed all repurchases under the 12 million share repurchase program approved by our board of directors in August 2002. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. As of March 31, 2004, we had repurchased 1.9 million shares under the August 2003 authorization. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, we cannot predict the timing or amount of shares that we may repurchase under the current authorization.

        Changes in financial condition – Other current assets increased $26.5 million to $46.5 million as of March 31, 2004 from $20.0 million as of December 31, 2003. The increase resulted primarily from contributions made to the VEBA trust which we use to fund employee and retiree medical and severance payments. A contribution of $32.0 million was made to the trust in the first quarter of 2004.

        Other non-current assets decreased $9.1 million to $148.4 million as of March 31, 2004 from $157.5 million as of December 31, 2003. The largest component of other non-current assets is contract acquisition costs. Contract acquisition costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the first quarter of 2004 were as follows (dollars in thousands):

Balance, December 31, 2003	$96,085
Cash payments	4,276
Change in accruals	(3,260)
Amortization	(7,908)

Balance, March 31, 2004	$89,193

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

        Shareholders’ deficit decreased $20.6 million to $277.5 million as of March 31, 2004 from $298.1 million as of December 31, 2003. We are in a deficit position due to the required accounting treatment for share repurchases. During 2001, we repurchased 11.3 million common shares at a cost of $345.4 million; during 2002, we repurchased 3.9 million common shares at a cost of $172.8 million; and in 2003, we repurchased 12.2 million common shares at a cost of $508.2 million. During the first quarter of 2004, we repurchased 0.5 million common shares at a cost of $18.0 million. Given the strength of our financial position, as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect our shareholders’ deficit position to result in any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition.

Contractual Obligations

        A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2003. During the first quarter of 2004, we renewed a contract with one of our information technology service providers. The original contract had been scheduled to expire in August 2004, and the contractual commitments previously reported included an obligation of $27.6 million for the first eight months of 2004. The new agreement requires us to make payments of $34.2 million per year through 2014. By renewing this contract prior to its expiration, we were able to obtain lower rates for the same services. Additionally, the new agreement results in a $35.5 million increase in the amount previously reported for early contract termination penalties. There were no other significant changes to the total contractual obligations previously reported.

Contingent Commitments/Off-balance Sheet Arrangements

        In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we would indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through March 31, 2004, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

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

Related Party Transactions

        We entered into no significant related party transactions during the first quarter of 2004 or during 2003.

Critical Accounting Policies

        A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2003. There were no changes to these accounting policies during the first quarter of 2004.

        During the first quarter of 2004, we revised the estimated useful lives for certain of our software and production assets, as we anticipate that the assets will be replaced or retired sooner than originally assumed. The weighted-average useful life for these assets was shortened from 8.0 years to 6.8 years. This change in accounting estimate is expected to result in increased depreciation and amortization expense of approximately $8 million in 2004. In the first quarter of 2004, $0.7 million of this additional expense was recorded. Even with this change in accounting estimate, we expect total depreciation and amortization expense in 2004 to be comparable to 2003.

Other Matters

        Restructuring charges — During the first quarter of 2004, we recorded restructuring charges of $1.4 million for severance related to employee reductions within various functional areas, primarily within our Direct Checks segment. These reductions were a result of our ongoing cost management efforts. Cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. The restructuring charges included estimated severance payments for 105 employees, which are payable under our on-going severance benefit plan. The majority of these reductions were completed in the first quarter of 2004. The related severance payments are expected to be substantially completed by the third quarter of 2004, utilizing cash from operations. The restructuring charges are reflected as cost of goods sold of $0.2 million and SG&A expense of $1.2 million in our consolidated statement of income for the quarter ended March 31, 2004. Also during the first quarter of 2004, we reversed $0.9 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These reversals are reflected as a reduction of cost of goods sold of $0.2 million and a reduction of SG&A expense of $0.7 million in our consolidated statement of income for the quarter ended March 31, 2004.

        On March 31, 2004, we announced a plan to close our Direct Checks check printing facility located in Anniston, Alabama. The expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage due to the use of alternative payment methods, allows us to reduce the number of production facilities while still meeting client requirements. We anticipate that this facility will be closed by the end of 2004. We estimate that 210 employees will receive approximately $1.6 million of severance benefits. These severance benefits will be accrued over the last three quarters of 2004, as they are payable under a one-time severance benefit plan.

        During 2003, we announced plans to close three Financial Services check printing facilities during 2004. Our Indianapolis, Indiana facility was closed in March 2004, and we expect our Pittsburgh, Pennsylvania and Campbell, California facilities to close by the end of the second quarter of 2004. After these facilities and our Direct Checks facility in Anniston, Alabama are closed, we anticipate that our remaining facilities will be operating at an average capacity of approximately 70%. Also during 2003, we announced other employee reductions across various functional areas within Financial Services and our corporate support group. These reductions were substantially completed during the first quarter of 2004.

        As a result of these facility closings and other employee reductions, we expect to realize net cost savings of approximately $6 million in cost of goods sold and $18 million in SG&A expense in 2004. Beginning in 2005, we anticipate net cost savings of approximately $16 million in cost of goods sold and $20 million in SG&A expense. Reduced costs consist primarily of labor and facility expenses, such as insurance, taxes, depreciation and maintenance. In addition to a total of $14 million of severance payments, we are also incurring costs related to the closing of facilities such as equipment moves, training and travel. These costs are expensed as incurred, primarily as cost of goods sold, and are expected to total approximately $2 million. Of this amount, $0.5 million was expensed in the first quarter of 2004 and $0.3 million was expensed in 2003. We are also improving our remaining check printing facilities to allow them to handle the increased volume. These improvements, which are expected to total approximately $5 million, will be capitalized and depreciated, primarily as cost of goods sold, over their estimated useful lives. During the first quarter of 2004, $1.2 million was spent on these improvements; and during 2003, we spent $1.4 million.

        Employee stock-based compensation — On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. We are reporting this change in accounting principle using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Beginning in 2004, our results of operations reflect compensation expense for new stock options granted under our stock incentive plan, for the unvested portion of previous stock options granted, for restricted stock and restricted stock units issued under our stock incentive plan and for our employee stock purchase plan. This is the same amount of compensation expense which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date. Prior to 2004, we accounted for our employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, no compensation expense was recognized for stock options or for our employee stock purchase plan.

        Total stock-based compensation expense in the first quarter of 2004 was $2.7 million. This expense is reflected as cost of goods sold of $0.2 million and SG&A expense of $2.5 million in our consolidated statement of income for the quarter ended March 31, 2004. Our total stock-based compensation expense in the first quarter of 2004 included $0.7 million of expense for restricted stock and restricted stock units which would have been recognized even if we had not adopted the fair value recognition provisions of SFAS No. 123 in 2004.

        New accounting pronouncement — In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, as well as the required financial statement disclosures. The new law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plans do provide prescription drug coverage. However, as permitted by FSP No. FAS 106-1, we have elected to defer recognition of the impacts of the new law on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit expense presented in our consolidated financial statements. Specific authoritative accounting guidance on the accounting for the federal subsidy provided for in the Act is pending. That guidance, when issued, could require us to change previously reported information. We anticipate that our retiree prescription drug benefits will be coordinated with Medicare. Thus, we do anticipate some decrease in our prescription drug benefits expense beginning in 2006.

Outlook

        We anticipate that revenue in 2004 will be down slightly from 2003. We expect a decrease in unit volume as compared to 2003 due to the decline in check usage and lengthening reorder cycles and lower consumer response rates to direct mail advertisements for our Direct Checks segment. However, we expect Business Services to continue benefiting from its business referral program. Under the business referral program, financial institution clients refer their small business customers to us at the time of new account opening.

        We anticipate that the decline in unit volume and the continuing pricing pressure faced by Financial Services will be partially offset by steps we are taking to increase revenue per unit, such as the Financial Services DeluxeSelect program, improved selling techniques within Direct Checks and Business Services and expanded product offerings in all three segments. For example, Financial Services recently launched a new line of personal check products and accessories for the customers of its financial institution clients. This new line includes new check designs, address labels, stationery, personalized Post-it® notes and mouse pads. Another new product is our gift check package, which is targeted toward those who give gifts in the form of checks. New products being offered by Direct Checks include address labels, business cards, stationery, calendars and an identity theft protection service. Business Services has introduced a line of promotional products which includes business cards and stationery. We will also continue to focus on value and service. We are committed to focusing on financial institutions who value high quality, superior service and the best experience for their customers. We believe this approach will allow us to retain business and also attract new clients who want to maximize their check programs.

        As discussed earlier under Other Matters, we began recording expense for all stock-based compensation awards in 2004. Total stock-based compensation expense in the first quarter of 2004 was $2.7 million. Excluding the impact of stock-based compensation, we anticipate that operating income will be flat in 2004 as compared to 2003. As discussed earlier under Other Matters, we expect to realize approximately $24 million of net cost savings in 2004 from the closing of four check printing facilities and other employee reductions. We also intend to seek other cost saving opportunities throughout the company. We anticipate that these savings will be offset to a large extent by the pricing pressure facing Financial Services and the decline in check usage. We expect diluted earnings per share to be between $0.80 and $0.83 for the second quarter of 2004 and approximately $3.55 for the full year, excluding the impact of additional share repurchases subsequent to March 31, 2004.

        We anticipate operating cash flow in excess of $225 million in 2004, compared to $181.5 million in 2003. The increase is due primarily to a $19.0 million decrease in employee profit sharing and pension contributions, lower cash payments for deferred advertising costs and the 2003 change in deferred adverting and accounts payable. Employee profit sharing and pension contributions made in 2004 related to our 2003 results of operations and were lower than the contributions made in 2003 based on our 2002 results of operations.

        We currently have no plans to change our dividend payout level and anticipate continuing share repurchases under our current authorization. Through March 31, 2004, we had purchased 1.9 million shares under our current 10 million share authorization. The rate of share repurchases has slowed, as we near our maximum debt level of $700 million.

        We expect to spend approximately $30 million on purchases of capital assets during 2004. Approximately $20 million is projected to be devoted to maintaining our business, with the remainder targeted primarily for information technology initiatives.

Cautionary Statement

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

        We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be wrong. Some of these uncertainties and other factors are discussed below under Certain Factors That May Affect Future Results (many of which have been discussed in prior filings with the Commission). Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

        You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Certain Factors That May Affect Future Results

        The check printing portion of the payments industry is mature and if it declines faster than expected, it could have a materially adverse impact on our operating results.

        Check printing is, and is expected to continue to be, an essential part of our business and the principal source of our operating income. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, according to our estimates, the total number of checks written by individuals and small businesses continued to decline slightly in 2003, and the total number of personal, business and government checks written in the United States has been in decline since the mid-1990s. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for checks and a material, adverse effect on our business, results of operations and prospects.

        We face intense competition in all areas of our business.

        Although we are the leading check printer in the United States, we face considerable competition. In addition to competition from alternative payment systems, we also face intense competition from other check printers in our traditional financial institution sales channel, from direct mail sellers of checks and from sellers of business checks and forms. Additionally, we face competition from check printing software vendors and, increasingly, from Internet-based sellers of checks to individuals and small businesses. The corresponding pricing pressure placed on us has been significant and has resulted in reduced profit margins. We expect these pricing pressures to continue to impact our results of operations. We cannot assure you that we will be able to compete effectively against current and future competitors. Continued competition could result in additional price reductions, reduced profit margins, loss of customers and an increase in up-front cash payments to financial institutions upon contract execution or renewal.

        Continuing softness in direct mail response rates could have an adverse impact on our operating results.

        Our direct-to-consumer businesses have experienced declines in response and retention rates related to our direct mail promotional materials. We believe that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by our target customers and the multi-box promotional strategies employed by us and our competitors. To offset these impacts, we may have to modify and/or increase our marketing and sales efforts, which could result in increased expense. Our profitability depends in large part on our ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising, and there can be no assurances regarding the future cost, effectiveness and/or availability of suitable advertising media. Competitive pressure may inhibit our ability to reflect any of these increased costs in the prices of our products. We can provide no assurance that we will be able to sustain our current levels of profitability in this situation.

        Consolidation among financial institutions may adversely affect our ability to sell our products.

        Financial institutions have undergone large-scale consolidation in the last few years, causing the number of financial institutions to decline, and this trend may continue. Margin pressures arise from such consolidation as merged entities seek not only the most favorable prices formerly offered to the predecessor institutions, but also additional discounts due to the greater volume represented by the combined entity. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients in an increasingly competitive environment. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Although we devote considerable efforts toward the development of a competitively priced, high quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the loss of a significant client can be counterbalanced through the addition of new clients or by expanded sales to our remaining clients.

        Economic conditions within the United States could have an adverse effect on our operating results.

        We believe the recent prolonged downturn in general economic conditions affected our 2003 results of operations. Consumer spending was down through the first half of 2003, thus, fewer checks were being used. Although consumer spending rates have recently improved, there tends to be some lag time between economic conditions and their impact on our business. Additionally, the United States Census Bureau has indicated that annual moving rates have declined across the country. Because a household move typically requires new checks, fewer moves translate to fewer check orders. Finally, employment levels have only begun to show improvement in the first quarter of 2004. There is a correlation between employment and the ability of consumers to open checking accounts. Thus, the employment rate is key factor for the check printing portion of the payments industry. If these economic factors do not continue to show improvement, we could experience additional declines in our revenue and profitability.

        Forecasts involving future results reflect various assumptions that may prove to be incorrect.

        From time to time, our representatives make predictions or forecasts regarding our future results, including, but not limited to, forecasts regarding estimated revenues, earnings or earnings per share. Any forecast regarding our future performance reflects various assumptions which are subject to significant uncertainties, and, as a matter of course, may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors which are beyond our control. As a result, we cannot assure you that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, and are encouraged to use the entire available mix of historical and forward-looking information made available by us, and other information affecting us and our products and services, including the factors discussed here.

        In addition, independent analysts periodically publish reports regarding our projected future performance. The methodologies we employ in arriving at our own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. We expressly disclaim any responsibility to advise analysts or the public markets of our views regarding the current accuracy of the published estimates of independent analysts. If you are relying on these estimates, you should pursue your own investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

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

        We have acquired complementary businesses in the past as part of our business strategy and may pursue acquisitions of complementary businesses in the future. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent. A significant acquisition could result in the incurrence of contingent liabilities or debt, or additional amortization expense related to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition. Additionally, the success of any acquisition would depend upon our ability to effectively integrate the acquired businesses into ours. The process of integrating acquired businesses may involve numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s attention from other business concerns, risks of operating businesses in which we have limited or no direct prior experience, potential loss of our key employees or key employees of acquired businesses, potential exposure to unknown liabilities and possible loss of our clients and customers or clients and customers of the acquired businesses.

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

        Laws and regulations may be adopted in the future with respect to the Internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the Internet and/or use of other sales or marketing vehicles. As an example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and decrease the demand for our products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

        We may be subject to sales and other taxes which could have adverse effects on our business.

        In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where our direct-to-consumer businesses have a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies which engage in remote or online commerce. Further, tax law and the interpretation of constitutional limitations thereon is subject to change. In addition, any new operations of these businesses in states where they do not currently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices, it could have a material, adverse affect on our business.

        We may be subject to environmental risks.

        Our check printing facilities are subject to many existing and proposed federal and state regulations designed to protect the environment. In some instances, we owned and operated our check printing facilities before the environmental regulations came into existence. We have sold former check printing facilities to third parties and in some instances have agreed to indemnify the current owner of the facility for on-site environmental liabilities. In order to contain our risk, we have obtained insurance coverage related to the environmental status of these facilities. We believe that the coverage is sufficient to avoid the future expenditure of material amounts, but unforeseen conditions could result in additional exposure at lesser levels.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first quarter of 2004, we continued to utilize commercial paper to fund share repurchases and working capital requirements. We also have $375.0 million of long-term debt outstanding. In addition, we have various lines of credit available and a capital lease obligation which is due through 2009. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2004, our total debt was comprised of the following (dollars in thousands):

	Carrying amount	Fair value(1)	Weighted- average interest rate

Long-term notes maturing December 2012	$298,351	$315,996	5.00%
Medium-term notes maturing September 2006	50,000	50,675	2.75%
Medium-term notes maturing November 2005	25,000	25,009	1.18%
Capital lease obligation maturing September 2009	8,131	8,131	10.41%
Commercial paper	206,970	206,970	1.07%

Total debt	$588,452	$606,781	3.34%

(1) Based on quoted market rates as of March 31, 2004, except for our capital lease obligation which is shown at carrying value.

        Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.5 million for the first quarter of 2004 and $0.1 million for the first quarter of 2003.

        During 2002, we entered into two forward rate lock agreements to effectively hedge, or lock-in, the annual interest rate on $150.0 million of the $300.0 million notes we issued in December 2002. Upon issuance of the notes, these lock agreements were terminated, yielding a deferred pre-tax loss of $4.0 million, which is reflected in accumulated other comprehensive loss in our consolidated balance sheets. This amount is being reclassified ratably to our statements of income as an increase to interest expense over the ten-year term of the notes.

Item 4.   Controls and Procedures.

        (a)        Disclosure Controls and Procedures — As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

        (b)        Internal Control over Financial Reporting — No change in our internal control over financial reporting identified in connection with such evaluation during the quarter ended March 31, 2004, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.   Legal Proceedings.

        We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2.   Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        The following table shows purchases of our own equity securities, based on trade date, which we completed during the first quarter of 2004.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1, 2004 – January 31, 2004	115,700	$41.40	115,700	8,415,200

February 1, 2004 – February 29, 2004	178,700	39.34	178,700	8,236,500

March 1, 2004 – March 31, 2004	157,000	39.50	157,000	8,079,500

Total	451,400	$39.93	451,400	8,079,500

        In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date.

Item 6.   Exhibits and Reports on Form 8-K.

        (a)    The following exhibits are filed as part of this report:

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)	*

Exhibit Number	Description	Method of Filing

4.1	Amended and Restated Rights Agreement, dated as of January 31, 1997, by and between us and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Commission on February 7, 1997)	*

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

4.3	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on December 5, 2002)	*

4.4	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.5	Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 5-year revolving credit agreement (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)	*

4.6	Amended and Restated Credit Agreement dated as of August 14, 2003, among us, Bank One, N.A. as administrative agent, Credit Suisse First Boston as syndication agent, Wachovia Bank, N.A., Wells Fargo Bank, N.A. and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch as documentation agents and the other financial institutions party thereto, related to a $175,000,000 364-day revolving credit agreement (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)	*

12	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Method of Filing

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

_________________
*  Incorporated by reference

        (b)    Reports on Form 8-K:

        A Form 8-K was furnished to the Securities and Exchange Commission on January 29, 2004, reporting results from fourth quarter, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 4, 2004	/s/ Lawrence J. Mosner Lawrence J. Mosner Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2004	/s/ Douglas J. Treff Douglas J. Treff Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2004	/s/ Katherine L. Miller Katherine L. Miller Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

12	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002