Form 10-Q
period 2004-06-30
DELUXE CORP
filed 2004-08-06
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number:   1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 26, 2004 was 50,030,272.

PART I–FINANCIAL INFORMATION

Item 1.   Financial Statements.

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share par value)
(Unaudited)

	June 30, 2004	December 31, 2003

Current Assets:
Cash and cash equivalents	$19,759	$2,968
Restricted cash	23,788	—
Trade accounts receivable (net of allowances for
uncollectible accounts of $1,920 and $1,881, respectively)	107,125	37,066
Inventories and supplies	59,037	18,652
Deferred income taxes	18,468	258
Other current assets	52,116	19,984

Total current assets	280,293	78,928
Long-term Investments	46,329	42,510
Property, Plant, and Equipment (net of accumulated
depreciation of $287,629 and $295,570, respectively)	157,390	123,615
Assets Held for Sale	4,979	—
Intangibles (net of accumulated amortization of $193,186 and
$172,614, respectively)	280,926	78,161
Goodwill	598,186	82,237
Other Non-current Assets	162,970	157,509

Total assets	$1,531,073	$562,960

Current Liabilities:
Accounts payable	$80,426	$46,694
Accrued liabilities	269,564	126,821
Short-term debt	916,141	213,250
Long-term debt due within one year	1,548	1,074

Total current liabilities	1,267,679	387,839
Long-term Debt	380,242	380,620
Deferred Income Taxes	75,643	42,654
Other Non-current Liabilities	58,909	49,930
Shareholders' Deficit:
Common shares $1 par value (authorized: 500,000,000 shares; issued: 2004 – 50,015,063; 2003 – 50,173,067)	50,015	50,173
Additional paid-in capital	5,489	—
Accumulated deficit	(302,805)	(345,950)
Unearned compensation	—	(41)
Accumulated other comprehensive loss, net of tax	(4,099)	(2,265)

Total shareholders' deficit	(251,400)	(298,083)

Total liabilities and shareholders' deficit	$1,531,073	$562,960

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$309,379	$309,556	$618,211	$626,755
Cost of goods sold	102,866	106,718	209,752	216,542

Gross Profit	206,513	202,838	408,459	410,213

Selling, general and administrative expense	126,625	125,143	246,735	247,901
Asset impairment and net disposition losses (gains)	48	(129)	78	(211)

Operating Income	79,840	77,824	161,646	162,523
Other income (expense)	280	(595)	653	(434)

Income Before Interest and Taxes	80,120	77,229	162,299	162,089

Interest expense	(5,211)	(4,904)	(10,378)	(9,272)
Interest income	83	116	197	233

Income Before Income Taxes	74,992	72,441	152,118	153,050

Provision for income taxes	29,004	27,548	58,468	58,179

Net Income	$45,988	$44,893	$93,650	$94,871

Earnings per Share: Basic	$0.92	$0.81	$1.87	$1.66
Diluted	0.91	0.80	1.86	1.64

Cash Dividends per Share	$0.37	$0.37	$0.74	$0.74

Total Comprehensive Income	$44,091	$44,955	$91,816	$94,996

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash Flows from Operating Activities:
Net income	$93,650	$94,871
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	9,866	11,251
Amortization of intangibles	20,714	18,137
Amortization of contract acquisition costs	16,368	11,839
Employee stock-based compensation expense	5,807	765
Other non-cash items, net	4,138	5,504
Changes in assets and liabilities, net of effects from
acquisition:
Trade accounts receivable	(368)	(13,421)
Inventories and supplies	1,345	718
Other current assets	(20,405)	(13,754)
Contract acquisition payments	(7,696)	(35,930)
Deferred advertising costs	4,111	(10,969)
Other non-current assets	(1,165)	(6,318)
Accounts payable	2,483	(7,186)
Accrued and other non-current liabilities	(5,302)	(5,248)

Net cash provided by operating activities	123,546	50,259

Cash Flows from Investing Activities:
Payments for acquisition, net of cash acquired	(549,462)	—
Increase in restricted cash	(23,788)	—
Purchases of capital assets	(13,688)	(10,313)
Other	(458)	(1,035)

Net cash used by investing activities	(587,396)	(11,348)

Cash Flows from Financing Activities:
Net borrowings of short-term debt	702,891	215,195
Payments of long-term debt	(165,617)	(814)
Change in book overdrafts	(3,979)	(3,130)
Payments for common shares repurchased	(26,637)	(337,221)
Proceeds from issuing shares under employee plans	11,098	11,348
Cash dividends paid to shareholders	(37,115)	(42,119)

Net cash provided (used) by financing activities	480,641	(156,741)

Net Increase (Decrease) in Cash and Cash Equivalents	16,791	(117,830)
Cash and Cash Equivalents: Beginning of Period	2,968	124,855

End of Period	$19,759	$7,025

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Consolidated financial statements

        The consolidated balance sheet as of June 30, 2004, the consolidated statements of income for the quarters and six months ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2:   Acquisition of New England Business Service, Inc. and related financing

        On June 25, 2004, we acquired New England Business Service, Inc. (NEBS) for an estimated total purchase price of $642.6 million. Further detail regarding the accounting for this acquisition can be found in Note 3, Acquisition of New England Business Service, Inc. To finance this acquisition, we utilized $475.0 million of an $800.0 million committed line of credit, as well as commercial paper. The amount drawn on the $800.0 million committed line of credit related to a bridge financing agreement put in place to complete the acquisition (see Note 10). This $800.0 million line of credit expires in May 2005. Accordingly, as of June 30, 2004, we had short-term debt of $916.1 million and a working capital deficit of $987.4 million.

        It is our intention to refinance a portion of our short-term debt during the last half of 2004 with long-term debt. We currently have a shelf registration in place for the issuance of up to $500.0 million of long-term debt securities. As of June 30, 2004, $425.0 million remained available for issuance under this shelf registration. Debt issuance activities are subject to market and interest rate conditions. As such, we can provide no assurance as to the timing and/or amount of debt that we may issue or whether the terms of the debt will be favorable to us.

Note 3:   Acquisition of New England Business Service, Inc.

        On June 25, 2004, we acquired via a tender offer approximately 98% of the outstanding common stock of NEBS for $44 per share. Immediately following the close of the tender offer, we completed a merger under which NEBS became a wholly-owned subsidiary and we became obligated to acquire the untendered shares at a price of $44 per share. We also agreed to redeem all outstanding NEBS stock options for $44 per option less the option exercise price. As of June 30, 2004, payments for the untendered shares, the redemption of stock options and a portion of the direct costs of the acquisition had not been made and were included in accrued liabilities in our consolidated balance sheet. We anticipate that these payments will be substantially completed during the third quarter of 2004. The estimated total purchase price for the acquisition was comprised of the following (dollars in thousands):

Cash payments for NEBS common stock	$587,000
Cash payments to redeem NEBS stock options	46,385
Estimated acquisition expenses	9,237

Total purchase price	$642,622

Amount paid through June 30, 2004	$564,143
Cash acquired from NEBS	(14,681)

Payments for acquisition through June 30, 2004, net of cash acquired	$549,462

        As of June 30, 2004, we had $23.8 million of restricted cash. Upon the acquisition of NEBS, we were required to place on deposit the funds required to pay the shareholders who did not tender their shares of NEBS common stock under the tender offer. These shareholders must present their stock certificates in order to receive their portion of the funds. The funds must remain on deposit for a period of nine months, after which time the funds will be returned to us, and thereafter, any remaining unclaimed funds will be remitted to the appropriate governmental authority under applicable escheat laws. In July 2004, we completed the cash payments to redeem the outstanding NEBS stock options.

        NEBS is a leading provider of products and services to small businesses. Its offerings include checks, forms, packaging supplies, embossed foil anniversary seals and other printed material which are marketed through direct sales, telesales, a direct sales force, dealers, dedicated distributors and the Internet. NEBS also designs, embroiders and sells specialty apparel products through distributors and independent sales representatives. We believe NEBS is a strategic fit, as we both serve small business customers, and the acquisition expands our product offerings, customer base and non-check revenue.

        NEBS operating results are included in our consolidated results of operations from the date of acquisition. Our consolidated balance sheet as of June 30, 2004 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending detailed analysis and outside appraisals of the fair values of the assets acquired and liabilities assumed, as well as completion of management’s integration plans. Once the analyses and the asset appraisals have been completed, the allocation of the purchase price will be finalized. We have announced our intention to utilize a shared services environment approach for both manufacturing and certain selling, general and administrative (SG&A) functions. This approach will most likely result in the exit of certain activities. However, to ensure that we continue to meet client expectations, significant analysis is required before such plans can be finalized. To the extent the activities to be discontinued are NEBS activities, we would adjust the preliminary purchase price allocation to reflect additional restructuring liabilities. If the discontinued activities are Deluxe activities, any restructuring accruals would be reflected in our consolidated statements of income. The preliminary allocation of the purchase price does reflect $11.1 million of restructuring accruals for those NEBS activities which we have already decided to exit. These accruals are discussed in Note 9, Restructuring charges.

        The preliminary purchase price allocation resulted in goodwill of $515.9 million. We believe that the NEBS acquisition resulted in the recognition of goodwill primarily because of its industry position, the potential to introduce products across multiple channels and the ability to realize cost synergies. The following illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed (dollars in thousands):

Cash and cash equivalents	$14,681
Trade accounts receivable	71,563
Inventories and supplies	41,729
Deferred income taxes	18,210
Other current assets	11,673
Long-term investments	2,974
Property, plant and equipment	43,393
Assets held for sale	1,378
Intangibles	214,411
Goodwill	515,949
Other non-current assets	10,617
Accounts payable	(34,729)
Accrued liabilities	(66,521)
Long-term debt due within one year	(10,417)
Long-term debt	(155,203)
Deferred income taxes	(34,074)
Other non-current liabilities	(3,012)

Total purchase price	$642,622

        The intangibles acquired primarily relate to trade names and customer lists which will be amortized on the straight-line basis over periods averaging approximately five years. For the quarter ended June 30, 2004, we recorded amortization of intangibles acquired from NEBS of $0.3 million, which related to the post-acquisition activity for the last five days of the quarter. The amount assigned to intangible assets acquired, as well as the related amortization periods, may change once our detailed analysis and outside asset appraisals are completed.

        The following unaudited, pro forma financial information illustrates our estimated results of operations as if the acquisition of NEBS had occurred as of the beginning of each period presented (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$483,875	$483,015	$968,349	$974,186
Net income	46,424	31,510	89,685	81,553
Earnings per share:
Basic	$0.93	$0.57	$1.79	$1.43
Diluted	0.92	0.56	1.78	1.41

        The pro forma results of operations for the quarter and six months ended June 30, 2003, include goodwill and asset impairment charges of $13.2 million related to NEBS PremiumWear apparel business. The pro forma operating results are presented for comparative purposes only. They do not represent the results which would have been reported had the acquisition occurred on the dates assumed and are not necessarily indicative of future operating results.

Note 4:   Employee stock-based compensation

        On January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.   We are reporting this change in accounting principle using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Beginning in 2004, our results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of previous stock options granted. This is the same amount of compensation expense which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date. Prior to 2004, we accounted for our employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, no compensation expense was recognized for stock options or for our employee stock purchase plan. In accordance with the modified prospective method of transition, results for 2003 have not been restated to reflect this change in accounting principle.

        During the second quarter of 2004, we implemented changes to our long-term compensation strategy. Rather than using stock options as the exclusive form of long-term incentive, we now utilize a combination of stock options, performance shares and restricted stock. All such awards are granted under our shareholder-approved stock incentive plan. The level of shares earned under the performance share component is contingent upon the attainment of specific performance targets over a three-year period. The fair value of the performance shares granted is equal to the market price of our stock at the date of grant. Compensation expense is recorded over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients. Expense for the performance share component of our long-term incentive plan was $0.6 million for the quarter and six months ended June 30, 2004. In addition, during the second quarter of 2004, we issued 40,404 restricted shares to employees. The fair value of these awards is equal to the market price of our stock at the date of grant. Compensation expense is recorded over the three year vesting period. Expense for these awards was $0.1 million for the quarter and six months ended June 30, 2004. Expense for previously issued restricted shares and restricted stock units was $0.7 million for the quarter ended June 30, 2004 and $1.4 million for the six months ended June 30, 2004.

        Total stock-based compensation expense was $3.1 million for the second quarter of 2004. This expense is reflected as cost of goods sold of $0.3 million and SG&A expense of $2.8 million in our consolidated statement of income for the quarter ended June 30, 2004. For the first six months of 2004, total stock-based compensation expense was $5.8 million, with $0.5 million reflected in cost of goods sold and $5.3 million reflected in SG&A expense in our consolidated statement of income for the six months ended June 30, 2004.

        The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$45,988	$44,893	$93,650	$94,871

Add employee stock-based compensation
included in net income:
Stock options and employee stock purchase
plan	1,743	—	3,762	—
Performance shares	595	—	595	—
Restricted stock and restricted stock units	773	371	1,450	765

Total	3,111	371	5,807	765

Tax benefit	(1,204)	(141)	(2,230)	(291)

Employee stock-based compensation included in
net income, net of tax	1,907	230	3,577	474
Deduct fair value employee stock-based
compensation, net of tax	(1,907)	(1,305)	(3,577)	(2,408)

Pro forma net income	$45,988	$43,818	$93,650	$92,937

Earnings per share:
Basic – as reported	$0.92	$0.81	$1.87	$1.66
pro forma	0.92	0.80	1.87	1.62

Diluted – as reported	$0.91	$0.80	$1.86	$1.64
pro forma	0.91	0.78	1.86	1.61

Note 5:   Changes in accounting estimates

        During the first quarter of 2004, we revised the estimated useful lives for certain of our software and production assets, as we anticipate that the assets will be replaced or retired sooner than originally anticipated. The weighted-average useful life for these assets was shortened from 8.0 years to 6.8 years. This change in accounting estimate is expected to result in increased depreciation and amortization expense of $8.5 million in 2004. In the second quarter of 2004, $2.7 million of this additional expense was recorded, and during the six months ended June 30, 2004, $3.4 million of this additional expense was recorded.

Note 6: New accounting pronouncement

        In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, including the required financial statement disclosures, and supersedes the previous guidance issued by the FASB in January 2004. The new Medicare law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plans do provide prescription drug coverage which is at least actuarially equivalent to the Medicare plan. Effective April 1, 2004, we have elected to adopt the accounting treatment required by FSP No. FAS 106-2 utilizing the retroactive application method. As a result, our post-retirement benefit expense for the second quarter of 2004 reflects the impact of the new Medicare law. This impact is discussed in Note 12, Post-retirement benefits.

Note 7:   Supplementary balance sheet information

        Inventories and supplies – Inventories and supplies were comprised of the following (dollars in thousands):

	June 30, 2004	December 31, 2003

Raw materials	$43,718	$2,550
Semi-finished goods	5,739	5,623
Finished goods	885	975

Total inventories	50,342	9,148
Supplies	8,695	9,504

Inventories and supplies	$59,037	$18,652

        Other current assets — Other current assets were comprised of the following (dollars in thousands):

	June 30, 2004	December 31, 2003

Prepayment to voluntary employee beneficiary association (VEBA) trust	$33,818	$12,657

Other	18,298	7,327

Other current assets	$52,116	$19,984

        Assets held for sale — Assets held for sale relate to three of our Financial Services check printing facilities which were closed in the first half of 2004, as well as one NEBS facility which was closed prior to our acquisition of NEBS (see Note 3). We are actively seeking buyers for these properties and expect to dispose of them within one year from the date they were closed. Based on preliminary market research and appraisal information, we believe the fair values of the assets less costs to sell exceed the carrying values of the assets. As such, no impairment loss has been recognized for these assets. Assets held for sale were comprised of the following (dollars in thousands):

June 30, 2004

Land and land improvements	$1,925
Buildings and building improvements	13,493
Machinery and equipment	1,278

Total	16,696
Accumulated depreciation	(11,717)

Assets held for sale - net	$4,979

        We are currently in the process of closing one additional check printing facility located in Anniston, Alabama (see Note 9). We anticipate that this facility will be closed during the fourth quarter of 2004. This facility is leased, and thus will not be reported as an asset held for sale.

        Other non-current assets – Other non-current assets were comprised of the following (dollars in thousands):

	June 30, 2004	December 31, 2003

Contract acquisition costs (net of accumulated amortization of $57,976 and $41,608, respectively)	$93,957	$96,085
Deferred advertising costs	32,742	29,044
Prepaid post-retirement asset	17,836	19,839
Other	18,435	12,541

Other non-current assets	$162,970	$157,509

        Changes in contract acquisition costs during the first six months of 2004 were as follows (dollars in thousands):

Balance, December 31, 2003	$96,085
Cash payments	7,696
Change in accruals	6,544
Amortization	(16,368)

Balance, June 30, 2004	$93,957

        Accrued liabilities — Accrued liabilities were comprised of the following (dollars in thousands):

	June 30, 2004	December 31, 2003

Unpaid NEBS purchase price and direct acquisition costs (see Note 3)	$78,479	$—
Accrued wages	26,551	8,906
Income taxes	26,297	25,372
Employee profit sharing and pension	25,523	22,075
Rebates	21,524	21,253
Other	91,190	49,215

Accrued liabilities	$269,564	$126,821

Note 8: Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Earnings per share - basic:
Net income	$45,988	$44,893	$93,650	$94,871
Weighted-average shares outstanding	49,977	55,094	50,061	57,214

Earnings per share - basic	$0.92	$0.81	$1.87	$1.66

Earnings per share - diluted:
Net income	$45,988	$44,893	$93,650	$94,871
Weighted-average shares outstanding	49,977	55,094	50,061	57,214
Dilutive impact of options	389	807	392	746
Shares contingently issuable	27	14	20	11

Weighted-average shares and potential
dilutive shares outstanding	50,393	55,915	50,473	57,971

Earnings per share - diluted	$0.91	$0.80	$1.86	$1.64

        During the quarter ended June 30, 2004, options to purchase 1.3 million common shares were outstanding but were not included in the computation of diluted earnings per share. During the six months ended June 30, 2004, a weighted-average of 1.8 million options were excluded from the calculation. During the quarter and six months ended June 30, 2003, 1.2 million outstanding options were excluded from the computation. These options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

Note 9:   Restructuring charges

        During the second quarter of 2004, we recorded restructuring charges of $1.4 million for severance related to the planned closing of our Direct Checks check printing facility located in Anniston, Alabama, as well as various reductions within our Financial Services segment and our corporate support group. The expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage due to the use of alternative payment methods, allows us to reduce the number of production facilities while still meeting client requirements. Additionally, cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. We anticipate that the Anniston facility will be closed during the fourth quarter of 2004. We estimate that 175 employees will receive $1.1 million of severance benefits in the fourth quarter of 2004, utilizing cash from operations. These severance benefits are being accrued over the last three quarters of 2004, as they are payable under a one-time severance benefit plan. The reductions within Financial Services and our corporate support group are payable under our ongoing severance benefit plan and impact 29 employees. We expect these reductions to be substantially completed by the end of the year. Also during the second quarter of 2004, we reversed $0.2 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals are reflected as cost of goods sold of $0.1 million and SG&A expense of $1.1 million in our consolidated statement of income for the quarter ended June 30, 2004.

        During the first quarter of 2004, we recorded restructuring charges of $1.4 million for severance related to employee reductions within various functional areas, primarily within our Direct Checks segment. These reductions were a result of our ongoing cost management efforts. The restructuring charges included estimated severance payments for 105 employees, which are payable under our ongoing severance benefit plan. The majority of these reductions were completed in the first quarter of 2004. The related severance payments are expected to be substantially completed by the third quarter of 2004, utilizing cash from operations. Also during the first quarter of 2004, we reversed $0.9 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals, along with those recorded during the second quarter of 2004, are reflected as cost of goods sold of $0.1 million and SG&A expense of $1.6 million in our consolidated statement of income for the six months ended June 30, 2004.

        During the second quarter of 2003, we recorded restructuring charges of $1.3 million for employee severance related to the closing of our Financial Services check printing facility located in Indianapolis, Indiana. This facility was closed during the first quarter of 2004. The restructuring charges reflected severance payments for 136 employees, which are payable under our ongoing severance benefit plan. We anticipate that these payments will be completed in the third quarter of 2004, utilizing cash from operations. The restructuring charges are reflected in cost of goods sold in our consolidated statements of income for the quarter and six months ended June 30, 2003.

        As a result of the NEBS acquisition on June 25, 2004 (see Note 3), we assumed restructuring accruals of $1.3 million related to NEBS facility closings which were completed prior to the acquisition. Employee severance payments related to these facility closings are expected to be substantially completed by the end of 2004, utilizing cash from operations. Additionally, as a result of the acquisition, we recorded restructuring accruals of $11.1 million related to activities of NEBS which will be exited as we combine the two companies and execute a shared services model for both manufacturing and certain SG&A functions. These accruals include severance payments for 115 employees in information services, finance and human resources. This amount also includes payments due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminate redundancies between the two companies. The related payments are expected to be substantially completed by the end of 2004, utilizing cash from operations. As these accruals were included in the liabilities recorded upon acquisition, they are not reflected in our consolidated statements of income.

        Restructuring accruals for employee severance costs of $17.2 million as of June 30, 2004 and $10.7 million as of December 31, 2003 are reflected in accrued liabilities in the consolidated balance sheets. Our restructuring accruals as of December 31, 2003, related to the closing of three Financial Services check printing facilities and other employee reductions within Financial Services and our corporate support group. All three of the check printing facilities were closed in the first half of 2004. The other employee reductions were substantially completed during the first quarter of 2004.

        Changes in the restructuring accruals during the first six months of 2004 were as follows (dollars in thousands):

	2003 initiatives		2004 initiatives		NEBS pre-acquisition		NEBS acquisition-related		Total
	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Balance, December 31, 2003	$10,748	533	$—	—	$—	—	$—	—	$10,748	533
Restructuring charges	—	—	2,760	302	—	—	—	—	2,760	302
Restructuring reversals	(1,096)	(41)	—	—	—	—	—	—	(1,096)	(41)
Severance paid	(6,833)	(457)	(862)	(103)	—	—	—	—	(7,695)	(560)
NEBS acquisition	—	—	—	—	1,321	—	11,143	115	12,464	115

Balance, June 30, 2004	$2,819	35	$1,898	199	$1,321	—	$11,143	115	$17,181	349

On a cumulative basis through June 30, 2004, the status of our restructuring accruals was as follows (dollars in thousands):

	2003 initiatives		2004 initiatives		NEBS pre-acquisition		NEBS acquisition-related		Total
	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Original restructuring charges	$11,794	635	$2,760	302	$1,321	—	$11,143	115	$27,018	1,052
Restructuring reversals	(1,296)	(61)	—	—	—	—	—	—	(1,296)	(61)
Severance paid	(7,679)	(539)	(862)	(103)	—	—	—	—	(8,541)	(642)

Balance, June 30, 2004	$2,819	35	$1,898	199	$1,321	—	$11,143	115	$17,181	349

        In addition to severance costs, we are also incurring costs related to the closing of our Financial Services and Direct Checks check printing facilities such as equipment moves, training and travel. These costs are expensed as incurred, primarily as cost of goods sold, and are expected to total approximately $2 million. Of this amount, $0.9 million was expensed in the first six months of 2004 and $0.3 million was expensed in 2003. The remainder of these expenses will be recognized in the last half of 2004 as we complete the closure of the Direct Checks facility.

Note 10: Debt

        Total debt outstanding was comprised of the following (dollars in thousands):

	June 30, 2004	December 31, 2003

5.0% senior, unsecured notes due December 15, 2012, net of discount	$298,399	$298,304

2.75% senior, unsecured notes due September 15, 2006	50,000	50,000

Variable rate senior, unsecured notes due November 4, 2005	25,000	25,000

Long-term portion of capital lease obligations	6,843	7,316

Long-term portion of debt	380,242	380,620

Bridge line of credit	475,000	—

Commercial paper	441,141	213,250

Short-term debt	916,141	213,250

Capital lease obligations due within one year	1,548	1,074

Total debt	$1,297,931	$594,944

        Our short-term debt consisted of amounts drawn on a committed line of credit, as well as commercial paper outstanding under a $500.0 million commercial paper program. The amount of our commercial paper program was increased from $350.0 million to $500.0 million during the second quarter of 2004. The amount drawn on the committed line of credit related to a bridge financing agreement put in place to complete the acquisition of NEBS (see Note 3). This $800.0 million line of credit expires in May 2005 and carries a commitment fee of ten basis points (.10%). It also supported up to $150.0 million of our commercial paper program as of June 30, 2004. The daily average amount outstanding under this line of credit during the first six months of 2004 was $5.2 million at a weighted-average interest rate of 4.00%. As of June 30, 2004, $475.0 million was outstanding at a weighted-average interest rate of 4.00%. The daily average amount of commercial paper outstanding during the first six months of 2004 was $193.5 million at a weighted-average interest rate of 1.10%. As of June 30, 2004, $441.1 million was outstanding at a weighted-average interest rate of 1.40%. The daily average amount of commercial paper outstanding during

2003 was $149.4 million at a weighted-average interest rate of 1.15%. As of December 31, 2003, $213.3 million was outstanding at a weighted-average interest rate of 1.11%.

        In addition to the $800.0 million bridge line of credit, we also have committed lines of credit which primarily support our commercial paper program. As of June 30, 2003, we had a 364-day line of credit for $175.0 million which was scheduled to expire on August 11, 2004 and carried a commitment fee of ten basis points (.10%). In July 2004, we canceled this credit facility and we entered into two new credit facility agreements. One of the new facilities is a 364-day line of credit for $100.0 million which expires in July 2005 and carries a commitment fee of ten basis points (.10%). The other new line of credit is for $225.0 million. This line of credit expires in July 2009 and carries a commitment fee of 12.5 basis points (.125%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of 12.5 basis points (.125%). The credit agreements governing the lines of credit contain customary covenants regarding the ratio of earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first six months of 2004 or during 2003, and no amounts were outstanding under these lines of credit as of June 30, 2004. To the extent not needed to support outstanding commercial paper or letters of credit, we may borrow funds under our lines of credit. As of June 30, 2004, $230.6 million was available under our lines of credit for borrowing or for support of additional commercial paper. As a result of the new credit facilities established in July, we also reduced the amount available under our bridge financing agreement to $650.0 million.

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during the first six months of 2004 or during 2003, and no amounts were outstanding under this line of credit as of June 30, 2004.

        In December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The notes include covenants that place restrictions on the issuance of debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. The fair value of these notes was estimated to be $290.0 million as of June 30, 2004, based on quoted market rates.

        On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. In September 2003, we established a $250.0 million medium-term note program under this shelf registration and issued $50.0 million of medium-term notes. These notes mature in September 2006 and have a coupon rate of 2.75%. The fair value of these notes was estimated to be $49.6 million as of June 30, 2004, based on quoted market rates. In November 2003, we issued $25.0 million of medium-term notes which mature in November 2005 and have an interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate is reset on a quarterly basis. The fair value of these notes was estimated to be $24.9 million as of June 30, 2004, based on a broker quote.

Note 11:   Derivative financial instruments

        In June 2004, we entered into $350.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on anticipated long-term debt we plan to issue during the last half of 2004. Gains and losses on these instruments, to the extent that the hedge relationship is effective, are reflected in accumulated other comprehensive loss in our consolidated balance sheets. Any ineffectiveness on these instruments is immediately recognized in interest expense. As of June 30, 2004, the hedges were effective, and unrealized pre-tax losses of $3.1 million were reflected in accumulated other comprehensive loss in our consolidated balance sheet. These agreements will be terminated upon the issuance of the anticipated debt. Once the agreements are terminated, any realized gain or loss will be reclassified ratably to our statements of income as a component of interest expense over the term of the debt.

Note 12:   Post-retirement benefits

        We have historically provided certain health care benefits for a large number of retired employees. As discussed in Note 6, our retiree medical plan provides prescription drug coverage which is at least actuarially equivalent to the Medicare law enacted in December 2003. Our post-retirement benefit expense for the second quarter of 2004 reflects the impact of the new Medicare law, utilizing the retroactive application method outlined in FSP No. FAS 106-2. In accordance with this accounting guidance, we completed a re-measurement of our plan assets and liabilities as of December 31, 2003. The federal subsidy provided for under the new Medicare law resulted in a $9.5 million reduction in our accumulated post-retirement benefit obligation as of December 31, 2003 and resulted in a $0.3 million reduction in our post-retirement benefit expense for the quarter ended June 30, 2004.

        Our post-retirement benefit expense for the quarters and six months ended June 30, 2004 and 2003 consisted of the following components (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Service cost (benefits earned during the
period)	$182	$639	$387	$1,278
Interest cost on the accumulated post-
retirement benefit obligation	1,444	1,949	3,039	3,898
Expected return on plan assets	(1,635)	(1,123)	(3,105)	(2,245)
Amortization of transition obligation	—	105	—	210
Amortization of prior service (benefit) cost	(654)	90	(1,309)	181
Recognized amortization of net actuarial
losses	1,759	1,021	3,827	2,041

Total post-retirement benefit expense	$1,096	$2,681	$2,839	$5,363

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

        As discussed in Note 3, we acquired NEBS on June 25, 2004. NEBS sponsors a plan which provides post-retirement health and dental care benefits for officers and health and insurance benefits for certain employees of two NEBS subsidiaries, Safeguard Business Systems, Inc. and PremiumWear, Inc. As of the date of acquisition, the plan’s accumulated post-retirement benefit obligation was estimated to be $3 million. This plan is not funded. NEBS also has a supplemental executive retirement plan (SERP). As of the date of our acquisition of NEBS, the SERP’s projected benefit obligation was estimated to be $7 million. We are currently in the process of completing full valuations of these liabilities. Once these valuations are complete, we will fully fund the SERP obligation.

Note 13:   eFunds indemnification

        In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we would indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through June 30, 2004, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

Note 14:   Shareholders’ deficit

        Shareholders’ deficit decreased from $298.1 million as of December 31, 2003 to $251.4 million as of June 30, 2004. We are in a deficit position primarily due to our share repurchase programs. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of additional paid-in capital and retained earnings.

        In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. These repurchases were completed in June 2002 at a cost of $463.8 million. In August 2002, our board of directors approved the repurchase of an additional 12 million shares. These repurchases were completed in September 2003 at a cost of $503.2 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. Through June 30, 2004, 2.1 million of these additional shares had been repurchased at a cost of $85.0 million.

        Changes in shareholders’ deficit during the first six months of 2004 were as follows (dollars and shares in thousands):

	Common shares		Additional			Accumulated other	Total
	Number of shares	Par value	paid-in capital	Accumulated deficit	Unearned compensation	comprehensive loss(1)	shareholders' deficit

Balance, December 31, 2003	50,173	$50,173	$—	$(345,950)	$(41)	$(2,265)	$(298,083)

Net income	—	—	—	93,650	—	—	93,650

Cash dividends	—	—	—	(37,115)	—	—	(37,115)

Common shares issued	498	498	10,600	—	—	—	11,098

Tax benefit of stock options	—	—	1,593	—	—	—	1,593

Common shares repurchased	(634)	(634)	(11,496)	(13,390)	—	—	(25,520)

Other common shares retired	(23)	(23)	(973)	—	—	—	(996)

Fair value of employee stock-based compensation	1	1	5,765	—	41	—	5,807

Loss on derivatives, net of tax	—	—	—	—	—	(1,834)	(1,834)

Balance, June 30, 2004	50,015	$50,015	$5,489	$(302,805)	$—	$(4,099)	$(251,400)

(1) Accumulated other comprehensive loss is comprised of the following (dollars in thousands):

Loss on derivatives

Balance, December 31, 2003	$(2,265)

Amortization of loss on derivatives	126

Unrealized loss on derivatives	(1,960)

Balance, June 30, 2004	$(4,099)

Note 15:   Business segment information

        For most of the second quarter of 2004 we operated three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks, related products and check merchandising services to financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. All three of these segments operate only in the United States. On June 25, 2004, we acquired NEBS (see Note 3). We have not yet completed our evaluation as to how NEBS various lines of business will be incorporated into our reportable business segments. Until this evaluation is completed, we will manage and monitor NEBS as a separate segment. NEBS operates primarily in the United States, but also has operations in Canada, the United Kingdom and France.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Corporate expenses are allocated to three of our segments based on segment revenues. No corporate expenses are allocated to NEBS, as their operations have not yet been integrated into our corporate functions. The corporate allocation includes expenses for various support activities such as executive management, human resources and finance and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Corporate assets consist primarily of cash, deferred tax assets, investments and internal-use software related to corporate activities.

        We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

        The following is our segment information as of and for the quarters ended June 30, 2004 and 2003 (dollars in thousands):

		Reportable business segments

		Financial Services	Direct Checks	Business Services	NEBS	Corporate	Consolidated

Revenue from external customers:	2004	$167,082	$71,016	$63,543	$7,738	$—	$309,379

	2003	173,498	75,773	60,285	—	—	309,556

Operating income:	2004	38,532	20,880	20,223	205	—	79,840

	2003	35,712	23,398	18,714	—	—	77,824

Depreciation and amortization expense:	2004	11,631	2,629	1,516	554	—	16,330

	2003	11,327	1,973	1,470	—	—	14,770

Total assets:	2004	250,971	139,658	31,576	942,923	165,945	1,531,073

	2003	304,428	155,093	33,972	—	111,028	604,521

Capital purchases:	2004	2,359	656	202	—	6,497	9,714

	2003	1,941	608	407	—	1,882	4,838

        The following is our segment information as of and for the six months ended June 30, 2004 and 2003 (dollars in thousands):

		Reportable business segments

		Financial Services	Direct Checks	Business Services	NEBS	Corporate	Consolidated

Revenue from external customers:	2004	$333,877	$148,120	$128,476	$7,738	$—	$618,211

	2003	350,796	156,536	119,423	—	—	626,755

Operating income:	2004	77,242	42,373	41,826	205	—	161,646

	2003	72,977	54,661	34,885	—	—	162,523

Depreciation and amortization expense:	2004	22,032	4,906	3,088	554	—	30,580

	2003	22,643	3,957	2,788	—	—	29,388

Total assets:	2004	250,971	139,658	31,576	942,923	165,945	1,531,073

	2003	304,428	155,093	33,972	—	111,028	604,521

Capital purchases:	2004	4,388	1,187	262	—	7,851	13,688

	2003	4,755	1,320	912	—	3,326	10,313

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Profile

        We are the largest provider of checks in the United States, both in terms of revenue and number of checks produced. We design, manufacture and distribute a comprehensive line of printed checks. In addition to checks, we also offer other personalized printed items (e.g., business forms, business cards, stationery, greeting cards, labels, and shipping and packaging supplies), promotional products and merchandising materials, fraud prevention services and customer retention programs. On June 25, 2004, we acquired New England Business Service, Inc. (NEBS). NEBS is a leading provider of products and services to small businesses. We believe NEBS is a strategic fit, as we both serve small business customers, and the acquisition expands our product offerings, customer base and non-check revenue.

        Until the acquisition of NEBS, we operated three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks, related products and check merchandising services to more than 8,000 financial institution clients nationwide, including banks, credit unions and financial services companies. Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands. Through these two brands, Direct Checks sells personal and business checks, as well as related products, using direct response marketing and the Internet. Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. All three of these segments operate only in the United States. We have not yet completed our evaluation as to how NEBS various lines of business will be incorporated into our reportable business segments. Until this evaluation is completed, we will manage and monitor NEBS as a separate segment. NEBS operates primarily in the United States, but also has operations in Canada, the United Kingdom and France.

        The biggest challenge we face is that our two largest product groups, checks and business forms, are not growth products. The check printing portion of the payments industry is mature. According to our estimates, the total number of personal, business and government checks written in the United States has been in decline since the mid-1990s as a result of alternative payment methods, such as debit cards, smart cards, electronic and other bill paying services and Internet-based payment services. However, a 2002 Federal Reserve study reported that the check is still Americans’ preferred method of non-cash payment, accounting for approximately 60% of all non-cash payments. Another planned Federal Reserve update this year is expected to provide more insight into check volumes and the trend of total checks written. The business forms product has also reached maturity. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide a cost effective means to print low quality versions of business forms on plain paper. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products.

        Because our products are mature, we have been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Our relationships with specific financial institutions are usually formalized through supply contracts. This pricing pressure has resulted in reduced profit margins, and we expect this trend to continue.

        Our Direct Checks segment and our newly acquired NEBS business have been impacted by reduced consumer response rates to direct mail advertisements. We believe that the decline in consumer response rates is attributable to the decline in check usage, the gradual obsolescence of our standardized forms products and an overall increase in direct mail solicitations received by our target customers. Because each advertisement is resulting in fewer new customers, the cost to acquire each new customer has increased. We have also been impacted by a lengthening of the check reorder cycle due to the decline in check usage and the multi-box promotional strategies which are standard practice for direct mail sellers of checks.

        To offset all of these challenges, we have focused on increasing revenue per unit by improving our selling techniques and introducing new product offerings. We have also taken steps to lower our cost structure.

        In Financial Services, we have implemented the DeluxeSelectSM program. This program allows us to interact directly with the customers of financial institutions and to leverage our extensive market research and knowledge of consumer behaviors and preferences. As of June 30, 2004, over 4,500 financial institutions had enrolled in DeluxeSelect. Our Financial Services segment intends to target financial institution clients that understand the value we provide. We provide high quality products, superior service, enhanced customer satisfaction and the check program management skills which lead to improved revenue and profitability for financial institutions. We will not focus on financial institutions for which the only goal is low price. In Direct Checks, we have encouraged consumers to place their orders by phone, where our sales associates have the opportunity to interact with the consumer. During the first half of 2004, 27% of first-time customers placed their orders via the telephone, as compared to 16% in the first half of 2003. In Business Services, we have partnered with our financial institution clients to increase the use of our financial institution referral program. Under this program, our financial institution clients refer their small business customers to us at the time of new account opening. This allows us direct interaction with the small business customer. Additionally, Business Services has established business alliances under which consumers interact directly with us when ordering checks and related products. We have also provided extensive training to our Business Services sales associates to transition that organization from a service to a selling environment. All of these efforts have led to increased sales of premium-priced licensed and specialty check designs and additional value-added products and services such as fraud prevention and express delivery. Additionally, through the NEBS acquisition, we will have the ability to introduce products across channels, thereby enhancing our product and service offerings to small businesses. To combat the reduced consumer response rates to direct mail advertisements within the Direct Checks and NEBS businesses, we continually analyze our marketing approach to ensure we utilize the most effective media sources.

        We continue to be cost conscious so that we are able to compete as the decline in check usage and pricing pressure continue. We have closed three check printing facilities this year and will close one additional facility in the fourth quarter of 2004. We have also implemented other employee reductions in recent quarters. The application of lean principles in our manufacturing area has resulted in increased efficiencies, and we intend to apply these principles throughout the rest of the company. We continue to closely manage spending and seek additional cost saving opportunities wherever possible. Additionally, in integrating NEBS businesses, we plan to realize cost synergies exceeding $25 million annually beginning in 2005. We expect to realize these synergies through eliminating redundancies, leveraging our shared services environment and enhancing productivity by implementing lean principles and sharing best practices.

        Recent economic indicators have been somewhat promising. Consumer spending began improving in the second half of 2003 and continued to improve in the first half of 2004. Additionally, the employment growth that occurred in the first quarter of this year continued into the second quarter. There is a correlation between employment and the rate at which consumers open checking accounts. Thus, the employment rate is a key factor for the check printing portion of the payments industry. Our Business Services and NEBS segments are also impacted by small business confidence. Statistics indicate that 2004 will be a strong year for small businesses. The National Federation of Independent Business (NFIB) reported that 29% of small business owners expect the economy to be better in six months. Additionally, small business sales levels, employment and capital spending are all trending upwards. We will continue to monitor the impact these economic conditions are having on our business.

        Even with the challenges we face with our mature products, checks and business forms printing continues to be a profitable business for us. We generated operating cash flows of $123.5 million during the first half of 2004 and $181.5 million during full year 2003. We believe our stable cash flows and our focus on cost management will allow us to maintain our leadership position in the check printing portion of the payments industry. We were able to complete the NEBS acquisition during the second quarter of 2004 utilizing our debt capacity. We have also utilized debt proceeds to repurchase our common shares. During the first half of 2004, we repurchased 0.6 million shares; and during 2003, we repurchased a total of 12.2 million shares. We have also continued to pay dividends at an annual rate of $1.48 per share, resulting in a dividend yield of 3.4% based on our June 30, 2004 closing stock price. We believe we have sufficient financial resources to pursue additional acquisitions which leverage our core competencies and are accretive to earnings and cash flow, to strengthen our leading position in the markets in which we compete and to expand into closely related or adjacent products and services.

Acquisition of New England Business Service, Inc.

        As discussed earlier under Company Profile, on June 25, 2004, we acquired via a tender offer approximately 98% of the outstanding common stock of NEBS for $44 per share. Immediately following the close of the tender offer, we completed a merger under which NEBS became a wholly-owned subsidiary and we became obligated to acquire the untendered shares at a price of $44 per share. We also agreed to redeem all outstanding NEBS stock options for $44 per option less the option exercise price. As of June 30, 2004, payments for the untendered shares, the redemption of stock options and a portion of the direct costs of the acquisition had not been made and were included in accrued liabilities in our consolidated balance sheet. We anticipate that these payments will be substantially completed during the third quarter of 2004. The estimated total purchase price for the acquisition was comprised of the following (dollars in thousands):

Cash payments for NEBS common stock	$587,000
Cash payments to redeem NEBS stock options	46,385
Estimated acquisition expenses	9,237

Total purchase price	$642,622

Amount paid through June 30, 2004	$564,143
Cash acquired from NEBS	(14,681)

Payments for acquisition through June 30, 2004, net
of cash acquired	$549,462

        As of June 30, 2004, we had $23.8 million of restricted cash. Upon the acquisition of NEBS, we were required to place on deposit the funds required to pay the shareholders who did not tender their shares of NEBS common stock under the tender offer. These shareholders must present their stock certificates in order to receive their portion of the funds. The funds must remain on deposit for a period of nine months, after which time the funds will be returned to us, and thereafter, any remaining unclaimed funds will be remitted to the appropriate governmental authority under applicable escheat laws. In July 2004, we completed the cash payments to redeem the outstanding NEBS stock options.

        NEBS operating results are included in our consolidated results of operations from the date of acquisition. Our consolidated balance sheet as of June 30, 2004 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending detailed analysis and outside appraisals of the fair values of the assets acquired and liabilities assumed, as well as completion of management’s integration plans. Once the analyses and the asset appraisals have been completed, the allocation of the purchase price will be finalized. We have announced our intention to utilize a shared services environment approach for both manufacturing and certain selling, general and administrative (SG&A) functions. This approach will most likely result in the exit of certain activities. However, to ensure that we continue to meet client expectations, significant analysis is required before such plans can be finalized. To the extent the activities to be discontinued are NEBS activities, we would adjust the preliminary purchase price allocation to reflect additional restructuring liabilities. If the discontinued activities are Deluxe activities, any restructuring accruals would be reflected in our consolidated statements of income. The preliminary allocation of the purchase price does reflect $11.1 million of restructuring accruals for those NEBS activities which we have already decided to exit. These accruals are discussed in Other Matters.

        The preliminary purchase price allocation resulted in goodwill of $515.9 million. We believe that the NEBS acquisition resulted in the recognition of goodwill primarily because of its industry position, the potential to introduce products across multiple channels and the ability to realize cost synergies. The following illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed (dollars in thousands):

Cash and cash equivalents	$14,681
Trade accounts receivable	71,563
Inventories and supplies	41,729
Deferred income taxes	18,210
Other current assets	11,673
Long-term investments	2,974
Property, plant and equipment	43,393
Assets held for sale	1,378
Intangibles	214,411
Goodwill	515,949
Other non-current assets	10,617
Accounts payable	(34,729)
Accrued liabilities	(66,521)
Long-term debt due within one year	(10,417)
Long-term debt	(155,203)
Deferred income taxes	(34,074)
Other non-current liabilities	(3,012)

Total purchase price	$642,622

        The intangibles acquired primarily relate to trade names and customer lists which will be amortized on the straight-line basis over periods averaging approximately five years. For the quarter ended June 30, 2004, we recorded amortization of intangibles acquired from NEBS of $0.3 million, which related to the post-acquisition activity for the last five days of the quarter. The amount assigned to intangible assets acquired, as well as the related amortization periods, may change once our detailed analysis and outside asset appraisals are completed.

        The following unaudited, pro forma financial information illustrates our estimated results of operations as if the acquisition of NEBS had occurred as of the beginning of each period presented (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$483,875	$483,015	$968,349	$974,186
Net income	46,424	31,510	89,685	81,553
Earnings per share:
Basic	$0.93	$0.57	$1.79	$1.43
Diluted	0.92	0.56	1.78	1.41

        The pro forma results of operations for the quarter and six months ended June 30, 2003, include goodwill and asset impairment charges of $13.2 million related to NEBS PremiumWear apparel business. The pro forma operating results are presented for comparative purposes only. They do not represent the results which would have been reported had the acquisition occurred on the dates assumed and are not necessarily indicative of future operating results.

        To finance this acquisition, we utilized $475.0 million of an $800.0 million committed line of credit, as well as commercial paper. The amount drawn on the $800.0 million committed line of credit related to a bridge financing agreement put in place to complete the acquisition. This $800.0 million line of credit expires in May 2005. Accordingly, as of June 30, 2004, we had short-term debt of $916.1 million and a working capital deficit of $987.4 million.

        It is our intention to refinance a portion of our short-term debt during the last half of 2004 with long-term debt. We currently have a shelf registration in place for the issuance of up to $500.0 million of long-term debt securities. As of June 30, 2004, $425.0 million remained available for issuance under this shelf registration. Debt issuance activities are subject to market and interest rate conditions. As such, we can provide no assurance as to the timing and/or amount of debt that we may issue or whether the terms of the debt will be favorable to us.

Results of Operations – Quarter Ended June 30, 2004 Compared to the Quarter Ended June 30, 2003

        The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended June 30,
	2004		2003

	$	% of revenue	$	% of revenue

Revenue from external customers:
Financial Services	$167,082	54.0%	$ 173,498	56.0%
Direct Checks	71,016	23.0%	75,773	24.5%
Business Services	63,543	20.5%	60,285	19.5%
NEBS	7,738	2.5%	—	—

Total	$309,379	100.0%	$ 309,556	100.0%

Gross profit	206,513	66.8%	202,838	65.5%
Selling, general and administrative
expense	126,625	40.9%	125,143	40.4%
Asset impairment and net
disposition losses (gains)	48	—	(129)	—
Operating income(1):
Financial Services	$ 38,532	23.1%	$ 35,712	20.6%
Direct Checks	20,880	29.4%	23,398	30.9%
Business Services	20,223	31.8%	18,714	31.0%
NEBS	205	2.6%	—	—

Total	$ 79,840	25.8%	$ 77,824	25.1%

Earnings before interest, taxes,
depreciation and amortization of
intangibles (EBITDA)(2)	$ 96,450	31.2%	$ 91,999	29.7%

        See note 15 of the Notes to Unaudited Consolidated Financial Statements included in Item 1 of this report for discussion of the accounting policies of our reportable business segments.

(1)	Segment percentages represent segment operating income as a percentage of segment revenue from external customers.

(2)	EBITDA is not a measure of financial performance under generally accepted accounting principles (GAAP). We disclose EBITDA because it can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBITDA, as we believe that an increasing EBITDA depicts increased ability to attract financing and increases the valuation of our business. We do not consider EBITDA to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBITDA is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. EBITDA is derived from net income as follows (dollars in thousands):

	Quarter Ended June 30,
	2004	2003

Net income	$45,988	$44,893
Provision for income taxes	29,004	27,548
Interest expense, net	5,128	4,788
Depreciation	5,202	5,490
Amortization of intangibles	11,128	9,280

EBITDA	$96,450	$91,999

        Revenue — Revenue was flat at $309.4 million for the second quarter of 2004 compared to $309.6 million for the second quarter of 2003. The NEBS acquisition contributed revenue of $7.7 million for the second quarter of 2004 for the five days subsequent to the acquisition. Unit volume for our other businesses was down 6.1% as compared to 2003. Revenue was impacted by the overall decline in the number of checks being written due to the increasing use of alternative payment methods. Our Direct Checks segment was also impacted by lower direct mail consumer response rates, longer reorder cycles due to promotional strategies for multi-box orders and lower customer retention. These decreases in unit volume were partially offset by increased financial institution referrals within our Business Services segment. Revenue per unit was up 3.8% as compared to 2003 due to continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services such as express delivery and fraud prevention, as well as price increases in our Direct Checks and Business Services segments. Partially offsetting these increases was continuing competitive pricing pressure within our Financial Services segment.

        Gross profit — Gross profit increased $3.7 million, or 1.8%, to $206.5 million for the second quarter of 2004 from $202.8 million for the second quarter of 2003. Gross margin increased to 66.8% for the second quarter of 2004 from 65.5% for the second quarter of 2003. The increase in revenue per unit due to continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services, as well as continued productivity improvements and on-going cost management efforts was partially offset by the continued pricing pressure facing our Financial Services segment.

        Selling, general and administrative (SG&A) expense — SG&A expense increased $1.5 million, or 1.2%, to $126.6 million for the second quarter of 2004 from $125.1 million for the second quarter of 2003. The increase was due to NEBS SG&A expense for the five days subsequent to the acquisition and a $2.5 million increase in stock-based compensation expense. In January 2004 we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Further information concerning this change in accounting principle can be found under Other Matters. Partially offsetting these increases were cost management efforts, including savings realized from the employee reductions announced during the last three quarters, and lower discretionary spending. As a percentage of revenue, SG&A expense increased to 40.9% for the second quarter of 2004 from 40.4% for the second quarter of 2003.

        Net income — Net income increased $1.1 million, or 2.4%, to $46.0 million for the second quarter of 2004 from $44.9 million for the second quarter of 2003. The increase was primarily due to the manufacturing productivity improvements and cost management efforts discussed earlier.

        Diluted earnings per share — Diluted earnings per share increased $0.11, or 13.8%, to $0.91 for the second quarter of 2004 from $0.80 for the second quarter of 2003. In addition to higher net income, the increase was due to the net decrease in average shares outstanding resulting from our share repurchase programs. In August 2002, our board of directors authorized the repurchase of 12 million shares of our common stock and in August 2003, the board authorized the repurchase of up to 10 million additional shares. As of June 30, 2004, 14.1 million shares had been repurchased under these authorizations. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.09 increase in earnings per share for the second quarter of 2004 as compared to 2003.

        During 2003, we accounted for our employee-stock based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our 2003 results of operations do not include compensation expense for stock options or for our employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.02 lower for the second quarter of 2003. On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As a result, our 2004 results include compensation expense for all employee stock-based compensation. Further information concerning this change in accounting principle can be found under Other Matters.

Results of Operations – Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

        The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Six Months Ended June 30,
	2004		2003

	$	% of revenue	$	% of revenue

Revenue from external customers:
Financial Services	$333,877	54.0%	$350,796	56.0%
Direct Checks	148,120	24.0%	156,536	25.0%
Business Services	128,476	20.8%	119,423	19.0%
NEBS	7,738	1.2%	—	—

Total	$618,211	100.0%	$626,755	100.0%

Gross profit	408,459	66.1%	410,213	65.5%
Selling, general and administrative
expense	246,735	40.0%	247,901	39.6%
Asset impairment and net
disposition losses (gains)	78	—	(211)	—
Operating income(3):
Financial Services	$77,242	23.1%	$72,977	20.8%
Direct Checks	42,373	28.6%	54,661	34.9%
Business Services	41,826	32.6%	34,885	29.2%
NEBS	205	2.6%	—	—

Total	$161,646	26.1%	$162,523	25.9%

Earnings before interest, taxes,
depreciation and amortization of
intangibles (EBITDA)(4)	$192,879	31.2%	$191,477	30.6%

        See note 15 of the Notes to Unaudited Consolidated Financial Statements included in Item 1 of this report for discussion of the accounting policies of our reportable business segments.

(3)	Segment percentages represent segment operating income as a percentage of segment revenue from external customers.
(4)	EBITDA is not a measure of financial performance under GAAP. We disclose EBITDA because it can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBITDA, as we believe that an increasing EBITDA depicts increased ability to attract financing and increases the valuation of our business. We do not consider EBITDA to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBITDA is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. EBITDA is derived from net income as follows (dollars in thousands):

	Six Months Ended June 30,
	2004	2003

Net income	$93,650	$94,871
Provision for income taxes	58,468	58,179
Interest expense, net	10,181	9,039
Depreciation	9,866	11,251
Amortization of intangibles	20,714	18,137

EBITDA	$192,879	$191,477

        Revenue — Revenue decreased $8.6 million, or 1.4%, to $618.2 million for the first six months of 2004 from $626.8 million for the first six months of 2003. The NEBS acquisition contributed revenue of $7.7 million for the second quarter of 2004 for the five days subsequent to the acquisition. Unit volume for our other businesses was down 4.0% as compared to 2003 due to an overall decline in the number of checks being written due to the increasing use of alternative payment methods. Our Direct Checks segment was also impacted by lower direct mail consumer response rates, longer reorder cycles due to promotional strategies for multi-box orders and lower customer retention. These decreases in unit volume were partially offset by increased financial institution referrals for our Business Services segments. Partially offsetting the unit decline was a 1.4% increase in revenue per unit as compared to 2003 due to continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services such as express delivery and fraud prevention, as well as price increases in our Direct Checks and Business Services segments. These increases were partially offset by increased competitive pricing pressure within our Financial Services segment.

        Gross profit — Gross profit decreased $1.7 million, or 0.4%, to $408.5 million for the first six months of 2004 from $410.2 million for the first six months of 2003. Gross margin increased to 66.1% for the first six months of 2004 from 65.5% for the first six months of 2003. The increase in revenue per unit due to continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services, as well as continued productivity improvements and on-going cost management efforts was partially offset by the continued pricing pressure facing our Financial Services segment.

        Selling, general and administrative (SG&A) expense — SG&A expense decreased $1.2 million, or 0.5%, to $246.7 million for the first six months of 2004 from $247.9 million for the first six months of 2003. The decrease was primarily due to cost management efforts, including savings realized from the employee reductions announced during the last three quarters, and lower discretionary spending. These decreases were partially offset by a $7.9 million increase in Direct Checks advertising expense due to new product launches, higher cost per customer acquisition and the timing of promotional spending. Additionally, stock-based compensation expense increased $4.6 million and our results included NEBS SG&A expense for the five days subsequent to the acquisition. In January 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Further information concerning this change in accounting principle can be found under Other Matters. As a percentage of revenue, SG&A expense increased to 40.0% for the first six months of 2004 from 39.6% for the first six months of 2003.

        Interest expense — Interest expense increased $1.1 million to $10.4 million for the first six months of 2004 from $9.3 million for the first six months of 2003 due to an increase in debt levels as we continued to repurchase shares throughout 2003 and the first half of 2004, partially offset by lower interest rates. During the first six months of 2004, we had weighted-average debt outstanding of $585.4 million at a weighted-average interest rate of 3.62%. During the first six months of 2003, we had weighted-average debt outstanding of $394.4 million at a weighted-average interest rate of 4.11%.

        Net income — Net income decreased $1.2 million, or 1.3%, to $93.7 million for the first six months of 2004 from $94.9 million for the first six months of 2003. The decrease was primarily due to lower revenue, partially offset by the decrease in SG&A expense and the manufacturing productivity improvements discussed earlier.

        Diluted earnings per share — Despite the decrease in net income, diluted earnings per share increased $0.22, or 13.4%, to $1.86 for the first six months of 2004 from $1.64 for the first six months of 2003. The increase was due to the net decrease in average shares outstanding resulting from our share repurchase programs. In August 2002, our board of directors authorized the repurchase of 12 million shares of our common stock and in August 2003, the board authorized the repurchase of up to 10 million additional shares. As of June 30, 2004, 14.1 million shares had been repurchased under these authorizations. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.24 increase in earnings per share for the first six months of 2004 as compared to 2003.

        During 2003, we accounted for our employee-stock based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our 2003 results of operations do not include compensation expense for stock options or for our employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.03 lower for the first six months of 2003. On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As a result, our 2004 results include compensation expense for all employee stock-based compensation. Further information concerning this change in accounting principle can be found under Other Matters.

Segment Disclosures

        Additional information regarding our business segments appears in note 15 of the Notes to Unaudited Consolidated Financial Statements included in Item 1 of this report.

        Financial Services — Financial Services sells checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention. The following table shows the results of this segment for the quarters and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$167,082	$173,498	$333,877	$350,796
Operating income	38,532	35,712	77,242	72,977
% of revenue	23.1%	20.6%	23.1%	20.8%

        Financial Services revenue decreased $6.4 million, or 3.7%, to $167.1 million for the second quarter of 2004 from $173.5 million for the second quarter of 2003. The decrease was primarily due to competitive pricing pressure and an overall decline in the number of checks being written due to the increasing use of alternative payment methods. These revenue decreases were partially offset by increased sales of premium-priced licensed and specialty check designs and additional value-added services.

        Operating income increased $2.8 million, or 7.9%, to $38.5 million for the second quarter of 2004 from $35.7 million for the second quarter of 2003. This increase was the result of cost management efforts, lower discretionary spending and productivity improvements, partially offset by the revenue decline.

        Financial Services revenue decreased $16.9 million, or 4.8%, to $333.9 million for the first six months of 2004 from $350.8 million for the first six months of 2003. The decrease was primarily due to competitive pricing pressure and an overall decline in the number of checks being written due to the increasing use of alternative payment methods. These revenue decreases were partially offset by increased sales of premium-priced licensed and specialty check designs and additional value-added services, as well as the timing of client gains and losses.

        Operating income increased $4.2 million, or 5.8%, to $77.2 million for the first six months of 2004 from $73.0 million for the first six months of 2003. As for the quarter, this increase was the result of cost management efforts, lower discretionary spending and productivity improvements, partially offset by the revenue decline.

        Direct Checks — Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names. The following table shows the results of this segment for the quarters and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$71,016	$75,773	$148,120	$156,536
Operating income	20,880	23,398	42,373	54,661
% of revenue	29.4%	30.9%	28.6%	34.9%

        Direct Checks revenue decreased $4.8 million, or 6.3%, to $71.0 million for the second quarter of 2004 from $75.8 million for the second quarter of 2003. Unit volume decreased from 2003 due to an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods, lower consumer response rates to direct mail advertisements, longer reorder cycles due to our promotional strategies for multi-box orders and lower customer retention. Partially offsetting the volume decline was an increase in revenue per unit due to price increases, the improved effectiveness of our selling techniques and continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services.

        Operating income decreased $2.5 million, or 10.8%, to $20.9 million for the second quarter of 2004 from $23.4 million for the second quarter of 2003. This decrease was primarily due to the revenue decline, partially offset by productivity improvements.

        Direct Checks revenue decreased $8.4 million, or 5.4%, to $148.1 million for the first six months of 2004 from $156.5 million for the first six months of 2003. Unit volume decreased from 2003 due to an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods, lower consumer response rates to direct mail advertisements, longer reorder cycles due to our promotional strategies for multi-box orders and lower customer retention. Partially offsetting the volume decline was an increase in revenue per unit due to price increases, the improved effectiveness of our selling techniques and continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services.

        Operating income decreased $12.3 million, or 22.5%, to $42.4 million for the first six months of 2004 from $54.7 million for the first six months of 2003. This decrease was primarily due to a $7.9 million increase in advertising expense due to new product launches, higher cost per customer acquisition and the timing of promotional spending. Additionally, the revenue decline and severance charges contributed to the decrease. Further information concerning the severance charges can be found under Other Matters.

        Business Services — Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. Through our business referral program, our financial institution clients refer new small business customers by calling us directly at the time of new account opening. We also use a variety of direct marketing techniques to retain customers. The following table shows the results of this segment for the quarters and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$63,543	$60,285	$128,476	$119,423
Operating income	20,223	18,714	41,826	34,885
% of revenue	31.8%	31.0%	32.6%	29.2%

        Business Services revenue increased $3.2 million, or 5.4%, to $63.5 million for the second quarter of 2004 from $60.3 million for the second quarter of 2003. The increase resulted primarily from higher unit volume. Financial institution referrals increased due to the timing of client gains and losses and due to our focus on increasing the visibility of this program with our financial institution clients. Partially offsetting this improvement was the overall decline in the number of checks being written due to the increasing use of alternative payment methods.

        Operating income increased $1.5 million, or 8.1%, to $20.2 million for the second quarter of 2004 from $18.7 million for the second quarter of 2003. The increase was due to the higher revenue and our ability to leverage fixed costs as revenues increase, as well as lower discretionary spending.

        Business Services revenue increased $9.1 million, or 7.6%, to $128.5 million for the first six months of 2004 from $119.4 million for the first six months of 2003. The increase resulted from increased financial institution referrals, as well as improved selling techniques and price increases. Partially offsetting these improvements was the overall decline in the number of checks being written due to the increasing use of alternative payment methods.

        Operating income increased $6.9 million, or 19.9%, to $41.8 million for the first six months of 2004 from $34.9 million for the first six months of 2003. The increase was due to the higher unit volume, lower discretionary spending and price increases.

        NEBS — NEBS is a leading provider of products and services to small businesses. Its offerings include checks, forms, packaging supplies, embossed foil anniversary seals and other printed material which are marketed through direct sales, telesales, a direct sales force, dealers, dedicated distributors and the Internet. NEBS also designs, embroiders and sells specialty apparel products through distributors and independent sales representatives. The following table shows the results of this segment for the quarters and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$7,738	$—	$7,738	$—
Operating income	205	—	205	—
% of revenue	2.6%	—	2.6%	—

        As discussed earlier, we acquired NEBS on June 25, 2004. As such, NEBS results of operations are included in our operating results only for the last five days of June.

Liquidity, Capital Resources and Financial Condition

        As of June 30, 2004, we had cash and cash equivalents of $19.8 million. The following table shows our cash flow activity for the first six months of 2004 and 2003 and should be read in conjunction with the consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2004	2003

Net cash provided by operating activities	$123,546	$50,259
Net cash used by investing activities	(587,396)	(11,348)
Net cash provided (used) by financing activities	480,641	(156,741)

Net change in cash and cash equivalents	$16,791	$(117,830)

        Net cash provided by operating activities increased $73.2 million to $123.5 million for the first six months of 2004 from $50.3 million for the first six months of 2003. The increase was due primarily to a $28.2 million decrease in contract acquisition payments to financial institution clients within the Financial

Services segment, a $19.0 million decrease in payments made for profit sharing and pension contributions and the 2003 change in deferred advertising and accounts receivable.

        During the first six months of 2004, cash inflows generated from operations were utilized primarily to make income tax payments of $43.2 million, voluntary employee beneficiary association (VEBA) trust contributions of $35.9 million, employee profit sharing and pension contributions of $20.6 million, interest payments of $12.3 million and contract acquisition payments to financial institution clients of $7.7 million. Net proceeds from short-term debt of $702.9 million, cash provided by operating activities during the first six months of 2004 of $123.5 million, cash receipts of $11.1 million from shares issued under employee plans and cash on hand of $3.0 million at December 31, 2003, enabled us to make net payments related to the NEBS acquisition of $549.5 million, to make payments on long-term debt of $165.6 million, to pay dividends of $37.1 million, to spend $26.6 million on share repurchases, to fund $23.8 million of restricted cash to pay for NEBS shares not tendered and to purchase capital assets of $13.7 million. The payments on long-term debt primarily related to NEBS debt assumed at the time of acquisition.

        During the first six months of 2003, cash inflows generated from operations were utilized primarily to make employee profit sharing and pension contributions of $39.6 million, income tax payments of $36.2 million, contract acquisition payments to financial institution clients of $35.9 million and VEBA trust contributions of $32.0 million, as well as to fund changes in accounts receivable and deferred advertising costs. The net issuance of $215.2 million of commercial paper, cash on hand of $124.9 million as of December 31, 2002, net cash provided by operating activities during the first six months of 2003 of $50.3 million and cash receipts of $11.3 million from shares issued under employee plans enabled us to spend $337.2 million on share repurchases, to pay dividends of $42.1 million and to purchase capital assets of $10.3 million.

        During July 2004, we completed the payments to redeem the outstanding stock options of NEBS as discussed earlier under Acquisition of New England Business Service, Inc. We anticipate that the majority of the direct costs of the acquisition will also be paid in the third quarter of 2004. Additionally, we anticipate that our third quarter cash flow from operating activities will be negatively impacted by payments made to NEBS executives under change of control provisions included in their employment agreements, as well as the funding of NEBS supplemental executive retirement plan and NEBS fiscal year 2004 cash bonus payments.

        We believe that important measures of our financial strength are the ratios of earnings before interest and taxes (EBIT(5)) to interest expense and free cash flow(6) to total debt. We calculate free cash flow as cash provided by operating activities less purchases of capital assets and dividends paid to shareholders. EBIT to interest expense was 15.7 times on a four-quarter trailing basis through June 30, 2004 and 16.5 times for the year ended December 31, 2003. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio on a four-quarter trailing basis of 3.0 times. The decrease in 2004 was primarily due to higher interest expense resulting from higher debt levels as we continued to repurchase shares. This ratio will continue to decrease due to the additional debt we issued to complete the acquisition of NEBS. Nonetheless, we believe the risk of violating our financial covenants is low as we expect solid profitability and cash flow to continue. The comparable ratio of net income to interest expense was 9.4 times on a four-quarter trailing basis through June 30, 2004 and 10.0 times for the year ended December 31, 2003. Free cash flow to total debt was 11.9% on a four-quarter trailing basis through June 30, 2004 and 13.3% for the year ended December 31, 2003. The decrease was primarily due to the higher debt level as of June 30, 2004, due to financing required for the NEBS acquisition. The comparable ratio of net cash provided by operating activities to total debt was 19.6% on a four-quarter trailing basis through June 30, 2004 and 30.5% for the year ended December 31, 2003.

        As of June 30, 2004, we had $1,297.9 million of debt outstanding. Of this amount, $916.1 million was short-term debt and the remainder was long-term debt. Our short-term debt consisted of amounts drawn on a committed line of credit, as well as commercial paper outstanding under a $500.0 million commercial paper program. The amount of our commercial paper program was increased from $350.0 million to $500.0 million during the second quarter of 2004. The amount drawn on the committed line of credit related to a bridge financing agreement put in place to complete the acquisition of NEBS. This $800.0 million line of credit expires in May 2005 and carries a commitment fee of ten basis points (.10%). It also supported up to $150.0 million of our commercial paper program as of June 30, 2004. The daily average amount outstanding

(5)	EBIT is not a measure of financial performance under GAAP. By excluding interest and income taxes, this measure of profitability can indicate whether a company’s earnings are adequate to pay its debts. We monitor this measure on an ongoing basis, as we believe it illustrates our operating performance without regard to financing methods, capital structure or income taxes. We do not consider EBIT to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBIT is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of EBIT to interest expense illustrates how many times the current year’s EBIT covers the current year’s interest expense. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio. EBIT is derived from net income as follows (dollars in thousands):

	Twelve Months Ended
	June 30, 2004	December 31, 2003

Net income	$191,250	$192,472
Provision for income taxes	107,197	106,908
Interest expense, net	20,014	18,872

EBIT	$318,461	$318,252

(6)	Free cash flow is not a measure of financial performance under GAAP. We monitor free cash flow on an ongoing basis, as it measures the amount of cash generated from our operating performance after investment initiatives and the payment of dividends. It represents the amount of cash available for interest payments, debt service, general corporate purposes and strategic initiatives. We do not consider free cash flow to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that free cash flow is a useful liquidity measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of free cash flow to total debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities as follows (dollars in thousands):

	Twelve Months Ended
	June 30, 2004	December 31, 2003

Net cash provided by operating activities	$254,754	$181,467
Purchases of capital assets	(25,409)	(22,034)
Cash dividends paid to shareholders	(75,449)	(80,453)

Free cash flow	$153,896	$78,980

under this line of credit during the first six months of 2004 was $5.2 million at a weighted-average interest rate of 4.00%. As of June 30, 2004, $475.0 million was outstanding at a weighted-average interest rate of 4.00%.

        Our commercial paper program carries a credit rating of A2/P2. This credit rating was downgraded from A1/P1 during the second quarter of 2004 due to the additional debt we issued in conjunction with the acquisition of NEBS. If for any reason we were unable to access the commercial paper markets, we would rely on our committed lines of credit for liquidity. The daily average amount of commercial paper outstanding during the first six months of 2004 was $193.5 million at a weighted-average interest rate of 1.10%. As of June 30, 2004, $441.1 million was outstanding at a weighted-average interest rate of 1.40%. The daily average amount of commercial paper outstanding during 2003 was $149.4 million at a weighted-average interest rate of 1.15%. As of December 31, 2003, $213.3 million was outstanding at a weighted-average interest rate of 1.11%.

        In addition to the $800.0 million bridge line of credit, we also have committed lines of credit which primarily support our commercial paper program. As of June 30, 2003, we had a 364-day line of credit for $175.0 million which was scheduled to expire on August 11, 2004 and carried a commitment fee of ten basis points (.10%). In July 2004, we canceled this credit facility and we entered into two new credit facility agreements. One of the new facilities is a 364-day line of credit for $100.0 million which expires in July 2005 and carries a commitment fee of ten basis points (.10%). The other new line of credit is for $225.0 million. This line of credit expires in July 2009 and carries a commitment fee of 12.5 basis points (.125%). We also have a $175.0 million line of credit which expires in August 2007 and carries a commitment fee of 12.5 basis points (.125%). The credit agreements governing the lines of credit contain customary covenants regarding the ratio of EBIT to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first six months of 2004 or during 2003, and no amounts were outstanding under these lines of credit as of June 30, 2004. As a result of the new credit facilities established in July, we also reduced the amount available under our bridge financing agreement to $650.0 million.

        To the extent not needed to support outstanding commercial paper or letters of credit, we may borrow funds under our lines of credit. As of June 30, 2004, $230.6 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows (dollars in thousands):

	Total available	Amount outstanding	Net available	Expiration date

364-day line of credit	$175,000	$—	$175,000	August 2004
Five year line of credit	175,000	—	175,000	August 2007
Bridge line of credit	800,000	475,000	325,000	May 2005

Total committed lines of credit	$1,150,000	$475,000	675,000

Commercial paper outstanding			(441,141)
Letters of credit outstanding			(3,238)

Net available for borrowing as of
June 30, 2004			$230,621

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during the first six months of 2004 or during 2003, and no amounts were outstanding under this line of credit as of June 30, 2004.

        As a result of the short-term debt we issued to complete the acquisition of NEBS, we had a working capital deficit of $987.4 million as of June 30, 2004. It is our intention to refinance a portion of our short-term debt during the last half of 2004 with long-term debt. We currently have a shelf registration in place for the issuance of up to $500.0 million of long-term debt securities. As of June 30, 2004, $425.0 million remained available for issuance under this shelf registration. Debt issuance activities are subject to market and interest rate conditions. As such, we can provide no assurance as to the timing and/or amount of debt that we may issue or whether the terms of the debt will be favorable to us.

        Absent certain defined events of default under our committed credit facilities, there are no significant contractual restrictions on our ability to pay cash dividends.

        Our long-term debt consisted of $373.4 million of long-term notes, net of discount and $8.4 million due under capital lease obligations. During the second quarter of 2004, as a result of the additional debt we issued to complete the acquisition of NEBS, our long-term credit rating was downgraded to ‘BBB+ (negative outlook)’ from ‘A’ by Standard & Poor’s and was downgraded to ‘Baa1 (stable)’ from ‘A2’ by Moody’s Investors Service. We do not expect these downgrades to impact our ability to borrow and our credit facilities do not have covenants or events of default tied to maintaining our credit rating.

        In December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The proceeds from these notes were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. In September 2003, we established a $250.0 million medium-term note program under this shelf registration. As of June 30, 2004, we had issued $75.0 million of medium-term notes. Of these notes, $50.0 million mature in September 2006 and have a coupon rate of 2.75% and $25.0 million mature in November 2005 and have an interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate is reset on a quarterly basis.

        In September 2003, we completed all repurchases under the 12 million share repurchase program approved by our board of directors in August 2002. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. As of June 30, 2004, we had repurchased 2.1 million shares under the August 2003 authorization. Although this authorization remains in place, we will most likely not repurchase additional shares in the near future. Instead, we intend to focus on paying off a portion of the debt we issued to complete the NEBS acquisition.

        Changes in financial condition – The table included earlier under Acquisition of New England Business Service, Inc. illustrates the preliminary allocation of the NEBS purchase price to the assets acquired and liabilities assumed.

        Other current assets increased $32.1 million to $52.1 million as of June 30, 2004 from $20.0 million as of December 31, 2003. In addition to the other current assets acquired from NEBS, the increase resulted from contributions made to the VEBA trust which we use to fund employee and retiree medical and severance payments. Contributions of $35.9 million were made to the trust in the first six months of 2004.

        Other non-current assets increased $5.5 million to $163.0 million as of June 30, 2004 from $157.5 million as of December 31, 2003. The increase resulting from the acquisition of NEBS was partially offset by a $2.1 million decrease in contract acquisition costs of our Financial Services segment. Contract acquisition costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the first six months of 2004 were as follows (dollars in thousands):

Balance, December 31, 2003	$96,085
Cash payments	7,696
Change in accruals	6,544
Amortization	(16,368)

Balance, June 30, 2004	$93,957

        The number of checks being written has been in decline since the mid-1990s, contributing to increased competitive pressure when attempting to retain or obtain clients. Beginning in 2001, as competitive pressure intensified, both the number of financial institution clients requiring contract acquisition payments and the amount of the payments increased. Although we anticipate that we will continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid is dependent on numerous factors such as the number and timing of contract executions and renewals, the actions of our competitors, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. We anticipate that these payments may continue to be a significant use of cash. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract.

        Total debt increased $703.0 million to $1,297.9 million as of June 30, 2004 from $594.9 million as of December 31, 2003 due primarily to the financing required to complete the acquisition of NEBS.

        Shareholders’ deficit decreased $46.7 million to $251.4 million as of June 30, 2004 from $298.1 million as of December 31, 2003. We are in a deficit position due to the required accounting treatment for share repurchases. During 2001, we repurchased 11.3 million common shares at a cost of $345.4 million; during 2002, we repurchased 3.9 million common shares at a cost of $172.8 million; and in 2003, we repurchased 12.2 million common shares at a cost of $508.2 million. During the first six months of 2004, we repurchased 0.6 million common shares at a cost of $25.5 million. Given the strength of our financial position, as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect our shareholders’ deficit position to result in any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition.

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

        As discussed earlier, we acquired NEBS on June 25, 2004. Immediately following the acquisition, we retired $165.1 million of NEBS long-term debt. NEBS remaining debt as of June 30, 2004 consisted of capital lease obligations of $0.5 million. NEBS also has various operating lease and purchase obligations. We are currently completing a detailed analysis and compilation of these obligations.

Contingent Commitments/Off-balance Sheet Arrangements

        In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we would indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through June 30, 2004, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

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

Related Party Transactions

        We entered into no significant related party transactions during the first six months of 2004 or during 2003.

Critical Accounting Policies

        A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2003. There were no changes to these accounting policies during the first six months of 2004.

        During the first quarter of 2004, we revised the estimated useful lives for certain of our software and production assets, as we anticipate that the assets will be replaced or retired sooner than originally anticipated. The weighted-average useful life for these assets was shortened from 8.0 years to 6.8 years. This change in accounting estimate is expected to result in increased depreciation and amortization expense of $8.5 million in 2004. In the second quarter of 2004, $2.7 million of this additional expense was recorded, and during the six months ended June 30, 2004, $3.4 million of this additional expense was recorded. Even with this change in accounting estimate, we expect total depreciation and amortization expense in 2004 to be comparable to 2003, excluding the impact of the NEBS acquisition.

Other Matters

        Restructuring charges — During the second quarter of 2004, we recorded restructuring charges of $1.4 million for severance related to the planned closing of our Direct Checks check printing facility located in Anniston, Alabama, as well as various reductions within our Financial Services segment and our corporate support group. The expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage due to the use of alternative payment methods, allows us to reduce the number of production facilities while still meeting client requirements. Additionally, cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. We anticipate that the Anniston facility will be closed during the fourth quarter of 2004. We estimate that 175 employees will receive $1.1 million of severance benefits in the fourth quarter of 2004, utilizing cash from operations. These severance benefits are being accrued over the last three quarters of 2004, as they are payable under a one-time severance benefit plan. The reductions within Financial Services and our corporate support group are payable under our on-going severance benefit plan and impact 29 employees. We expect these reductions to be substantially completed by the end of the year. Also during the second quarter of 2004, we reversed $0.2 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals are reflected as cost of goods sold of $0.1 million and SG&A expense of $1.1 million in our consolidated statement of income for the quarter ended June 30, 2004.

        During the first quarter of 2004, we recorded restructuring charges of $1.4 million for severance related to employee reductions within various functional areas, primarily within our Direct Checks segment. These reductions were a result of our ongoing cost management efforts. The restructuring charges included estimated severance payments for 105 employees, which are payable under our on-going severance benefit plan. The majority of these reductions were completed in the first quarter of 2004. The related severance payments are expected to be substantially completed by the third quarter of 2004, utilizing cash from operations. Also during the first quarter of 2004, we reversed $0.9 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals, along with those recorded during the second quarter of 2004, are reflected as cost of goods sold of $0.1 million and SG&A expense of $1.6 million in our consolidated statement of income for the six months ended June 30, 2004.

        During the first six months of 2004, we closed three Financial Services check printing facilities located in Indianapolis, Indiana, Pittsburgh, Pennsylvania and Campbell, California. Also during 2003, we announced other employee reductions across various functional areas within Financial Services and our corporate support group. These reductions were substantially completed during the first quarter of 2004.

        As a result of these facility closings and other employee reductions, we expect to realize net cost savings of approximately $6 million in cost of goods sold and $18 million in SG&A expense in 2004. Beginning in 2005, we anticipate net cost savings of approximately $16 million in cost of goods sold and $20 million in SG&A expense. Reduced costs consist primarily of labor and facility expenses, such as insurance, taxes, depreciation and maintenance. In addition to a total of $13 million of severance payments, we are also incurring costs related to the closing of facilities such as equipment moves, training and travel. These costs are expensed as incurred, primarily as cost of goods sold, and are expected to total approximately $2 million. Of this amount, $0.9 million was expensed in the first six months of 2004 and $0.3 million was expensed in 2003. The remainder of these expenses will be recognized in the last half of 2004 as we complete the closure of the Direct Checks facility. We are also improving our remaining check printing facilities to allow them to handle the increased volume. These improvements, which are expected to total approximately $5 million, will be capitalized and depreciated, primarily as cost of goods sold, over their estimated useful lives. During the first six months of 2004, $2.8 million was spent on these improvements; and during 2003, we spent $1.4 million.

        In conjunction with the acquisition of NEBS, we assumed restructuring accruals of $1.3 million related to NEBS facility closings which were completed prior to the acquisition. Employee severance payments related to these facility closings are expected to be substantially completed by the end of 2004, utilizing cash from operations. Additionally, as a result of the acquisition, we recorded restructuring accruals of $11.1 million related to activities of NEBS which will be exited as we combine the two companies and execute a shared services model for both manufacturing and certain SG&A functions. These accruals include severance payments for 115 employees in information services, finance and human resources. This amount also includes payments due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminate redundancies between the two companies. The related payments are expected to be substantially completed by the end of 2004, utilizing cash from operations. As these accruals were included in the liabilities recorded upon acquisition, they are not reflected in our consolidated statements of income. As a result of these employee reductions, we expect to realize cost savings of approximately $10 million in SG&A expense beginning in 2005.

        Employee stock-based compensation — On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. We are reporting this change in accounting principle using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Beginning in 2004, our results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of previous stock options granted. This is the same amount of compensation expense which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date. Prior to 2004, we accounted for our employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, no compensation expense was recognized for stock options or for our employee stock purchase plan.

        During the second quarter of 2004, we implemented changes to our long-term compensation strategy. Rather than using stock options as the exclusive form of long-term incentive, we now utilize a combination of stock options, performance shares and restricted stock. All such awards are granted under our shareholder-approved stock incentive plan. The level of shares earned under the performance share component is contingent upon the attainment of specific performance targets over a three-year period. The fair value of the performance shares granted is equal to the market price of our stock at the date of grant. Compensation expense is recorded over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients. Expense for the performance share component of our long-term incentive plan was $0.6 million for the quarter and six months ended June 30, 2004. In addition, during the second quarter of 2004, we issued 40,404 restricted shares to employees. The fair value of these awards is equal to the market price of our stock at the date of grant. Compensation expense is recorded over the three year vesting period. Expense for these awards was $0.1 million for the quarter and six months ended June 30, 2004. Expense for previously issued restricted shares and restricted stock units was $0.7 million for the quarter ended June 30, 2004 and $1.4 million for the six months ended June 30, 2004.

        Total stock-based compensation expense was $3.1 million in the second quarter of 2004. This expense is reflected as cost of goods sold of $0.3 million and SG&A expense of $2.8 million in our consolidated statement of income for the quarter ended June 30, 2004. For the first six months of 2004, total stock-based compensation expense was $5.8 million, with $0.5 million reflected in cost of goods sold and $5.3 million reflected in SG&A expense in our consolidated statement of income for the six months ended June 30, 2004.

        New accounting pronouncement — In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, including the required financial statement disclosures, and supersedes the previous guidance issued by the FASB in January 2004. The new Medicare law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plans do provide prescription drug coverage which is at least actuarially equivalent to the Medicare plan. Effective April 1, 2004, we have elected to adopt the accounting treatment required by FSP No. FAS 106-2 utilizing the retroactive application method. In accordance with this accounting guidance, we completed a re-measurement of our plan assets and liabilities as of December 31, 2003. The federal subsidy provided for under the new Medicare law resulted in a $9.5 million reduction in our accumulated post-retirement benefit obligation as of December 31, 2003 and resulted in a $0.3 million reduction in our post-retirement benefit expense for the quarter ended June 30, 2004.

Outlook

        Excluding the impact of the newly acquired NEBS business, we expect that 2004 revenue will be down slightly from 2003. For our historical Deluxe businesses, unit volume is expected to decrease as compared to 2003 due to the decline in check usage and lengthening reorder cycles, as well as lower consumer response rates to direct mail advertisements for our Direct Checks segment. However, we expect Business Services to continue benefiting from its business referral program. Under the business referral program, financial institution clients refer their small business customers to us at the time of new account opening. We will also continue to target financial institutions that value high quality and superior service for their customers, not just the lowest price.

        We anticipate that the decline in unit volume and the continuing pricing pressure faced by Financial Services will be partially offset by steps we are taking to increase revenue per unit, such as the Financial Services DeluxeSelect program, improved selling techniques within Direct Checks and Business Services and expanded product offerings in all three segments. Additionally, the acquisition of NEBS expands our product offerings, customer base and non-check revenue. We expect NEBS to contribute over $375 million of revenue during the remainder of 2004. We also expect that for the reminder of 2004 NEBS operating income will offset the additional interest expense resulting from the debt we issued to complete the acquisition. We will also continue to focus on value and service. We are committed to focusing on financial institutions who value high quality, superior service and the best experience for their customers. We believe this approach will allow us to retain business and also attract new clients who want to maximize their check programs.

        Excluding the impact of NEBS, we anticipate that operating income will be flat in 2004 as compared to 2003. As discussed earlier under Other Matters, we expect to realize approximately $24 million of net cost savings in 2004 from the closing of four check printing facilities and other employee reductions. We anticipate that these savings will be offset to a large extent by the pricing pressure facing Financial Services and the decline in check usage. We expect diluted earnings per share to be between $0.90 and $0.95 for the third quarter of 2004 and at least $3.65 for the full year.

        We anticipate that operating cash flow will be in excess of $235 million in 2004, compared to $181.5 million in 2003. The increase is due primarily to lower contract acquisition payments to financial institution clients, lower payments for performance-based employee compensation and the 2003 change in deferred adverting and accounts payable.

        We expect to spend approximately $45 million on purchases of capital assets during 2004. Approximately $20 million is projected to be devoted to maintaining our business, with the remainder targeted primarily for information technology initiatives.

        The 10 million share repurchase authorization approved by our board of directors in August 2003 remains in place. However, we have canceled our share repurchase plan established under Rule 10b5-1. We will most likely not repurchase additional shares in the near future, but will focus on paying off a portion of the debt issued to complete the acquisition of NEBS. We currently have no plans to change our dividend payout level.

        Looking forward to 2005, our revenue will be impacted by approximately $75 million due to the loss of a major financial institution client. We lost this client as a result of the intense price competition facing our Financial Services segment. Our contract with this client expires at the end of 2004. We anticipate that we will be able to eliminate all variable costs associated with serving this client, and we will adjust our infrastructure wherever possible to minimize the impact of fixed costs. We estimate that our operating income will decrease approximately $20 million as a result of this loss. We intend to seek other cost saving opportunities throughout the company as well. One example is the implementation of a new sales and distribution system in our order processing and call center operations. This new system will reduce redundancy while standardizing systems and processes. The project is expected to be completed by the end of 2005.

        In the meantime, our focus over the next several months will be the successful integration of NEBS. We have announced our intention to utilize a shared services approach for both manufacturing and certain SG&A functions. This approach will most likely result in the exit of certain activities. However, to ensure that we continue to meet client expectations, significant analysis is required before such plans can be finalized. We estimate that we will be able to eliminate at least $25 million of costs beginning in 2005, as we take advantage of operational synergies. Additionally, we will be exploring the most effective ways to take maximum advantage of NEBS industry position and the potential to introduce products across multiple channels.

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

        Although we are the leading check printer in the United States, we face considerable competition. In addition to competition from alternative payment systems, we also face intense competition from other check printers in our traditional financial institution sales channel, from direct mail sellers of checks, from sellers of business checks and forms, from check printing software vendors and, increasingly, from Internet-based sellers of checks to individuals and small businesses. Additionally, low-price, high volume office supply chain stores offer standardized business forms, checks and related products to small businesses. The corresponding pricing pressure placed on us has been significant and has resulted in reduced profit margins. We expect these pricing pressures to continue to impact our results of operations. We cannot assure you that we will be able to compete effectively against current and future competitors. Continued competition could result in additional price reductions, reduced profit margins, loss of customers and an increase in up-front cash payments to financial institutions upon contract execution or renewal.

        Continuing softness in direct mail response rates could have an adverse impact on our operating results.

        Our direct-to-consumer businesses and our newly acquired NEBS business have experienced declines in response and retention rates related to direct mail promotional materials. We believe that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by our target customers, the gradual obsolescence of NEBS standardized forms products and in the case of our direct-to-consumer check business, the multi-box promotional strategies employed by us and our competitors. To offset these impacts, we may have to modify and/or increase our marketing and sales efforts, which could result in increased expense. The profitability of our direct-to-consumer businesses depends in large part on our ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising, and there can be no assurances regarding the future cost, effectiveness and/or availability of suitable advertising media. Competitive pressure may inhibit our ability to reflect any of these increased costs in the prices of our products. We can provide no assurance that we will be able to sustain our current levels of profitability in this situation.

        Consolidation among financial institutions may adversely affect our ability to sell our products.

        The number of financial institutions has declined due to large-scale consolidation in the last few years. In recent months, financial institution consolidation activities have begun to increase once again. Margin pressures arise from such consolidation as merged entities seek not only the most favorable prices formerly offered to the predecessor institutions, but also additional discounts due to the greater volume represented by the combined entity. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients in an increasingly competitive environment. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Although we devote considerable efforts toward the development of a competitively priced, high quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the loss of a significant client can be counterbalanced through the addition of new clients or by expanded sales to our remaining clients.

        Standardized business forms and related products face technological obsolescence and changing customer preferences.

        Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide a cost effective means to print low quality versions of business forms on plain paper. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products. If we are unable to develop new products and services with comparable profit margins, our results of operations could be adversely affected.

         We face uncertainty with respect to recent and future acquisitions.

        We acquired NEBS in June 2004 and may pursue additional acquisitions in the future. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent. Significant acquisitions typically result in the incurrence of contingent liabilities or debt, or additional amortization expense related to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition. Additionally, the success of any acquisition depends upon our ability to effectively integrate the acquired businesses into ours. The process of integrating acquired businesses involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s attention from other business concerns, risks of operating businesses in which we have limited or no direct prior experience, potential loss of our key employees or key employees of acquired businesses, potential exposure to unknown liabilities and possible loss of our clients and customers or clients and customers of the acquired businesses.

        The success of our apparel business is dependent on our ability to secure reliable inventory sources, as well as the success of the promotional activities of our apparel licensors.

        We purchase a majority of our apparel products from manufacturers located outside the United States. In most cases, these same manufacturers supply other apparel companies, many of which are significantly larger than us. Because of their larger size, these apparel companies are able, when necessary, to secure preferential treatment from the manufacturers. The availability of product from these manufacturers can also be adversely impacted by social, political and economic conditions in their respective countries. If a significant disruption in our supply of apparel products were to occur, we can provide no assurance that we would be able to readily locate alternative supply sources at comparable levels of price and quality.

        Additionally, our apparel business is dependent on our apparel licensors to adequately promote our licensed brands and protect those brands from infringement. We believe that brand awareness is an important factor to our apparel customers. As such, we sell a majority of our products under nationally-recognized brands licensed from third parties. In each case, the licensor is primarily responsible for promoting its brand and protecting its brand from infringement. The failure of one or more of our licensors to adequately promote or defend their brands could diminish the perceived value of those brands to our customers and result in reduced revenue and profits.

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

        Downturns in general economic conditions adversely affected our 2003 operating results. Consumer spending, employment levels and small business confidence are a few of the statistics which impact our business, among others. If these economic factors do not continue to show improvement, as they have in recent quarters, we could experience additional declines in our revenue and profitability.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first six months of 2004, we continued to utilize commercial paper to fund share repurchases and working capital requirements. Additionally, in June 2004, we completed the acquisition of NEBS. We utilized commercial paper and a bridge credit facility to finance this acquisition. We intend to refinance a portion of this debt later this year with long-term debt. In addition, we have various lines of credit available and capital lease obligations which are due through 2009. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2004, our total debt was comprised of the following (dollars in thousands):

	Carrying amount	Fair value(1)	Weighted- average interest rate

Long-term notes maturing December 2012	$298,399	$290,007	5.00%
Long-term notes maturing September 2006	50,000	49,563	2.75%
Long-term notes maturing November 2005	25,000	24,929	1.23%
Capital lease obligations maturing through
September 2009	8,391	8,391	10.41%
Bridge line of credit	475,000	475,000	4.00%
Commercial paper	441,141	441,141	1.40%

Total debt	$1,297,931	$1,289,031	3.29%

(1) Based on quoted market rates as of June 30, 2004, except for our capital lease obligations which are shown at carrying value.

        Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $1.1 million for the first six months of 2004 and $0.5 million for the first six months of 2003.

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

        In June 2004, we entered into $350.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on anticipated long-term debt we plan to issue during the last half of 2004. Gains and losses on these instruments, to the extent that the hedge relationship is effective, are reflected in accumulated other comprehensive loss in our consolidated balance sheets. Any ineffectiveness on these instruments is immediately recognized in interest expense. As of June 30, 2004, the hedges were effective, and unrealized pre-tax losses of $3.1 million were reflected in accumulated other comprehensive loss. These agreements will be terminated upon issuance of the anticipated debt. Once the agreements are terminated, any realized gain or loss will be reclassified ratably to our statements of income as a component of interest expense over the term of the debt.

        As a result of the acquisition of NEBS in June 2004, we are now exposed to changes in foreign currency exchange rates. Investments in and loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies. The effect of exchange rate changes is expected to have a minimal impact on our results of operations and liquidity, as NEBS foreign operations represent a relatively small portion of our business.

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

        (b)    Internal Control over Financial Reporting — No change in our internal control over financial reporting identified in connection with such evaluation during the quarter ended June 30, 2004, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows.

        We completed the acquisition of NEBS on June 25, 2004. We have not completed our documentation and testing of NEBS internal control over financial reporting at this time.

PART II–OTHER INFORMATION

Item 1.   Legal Proceedings.

        We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2.   Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        The following table shows purchases of our own equity securities, based on trade date, which we completed during the second quarter of 2004.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1, 2004 -
April 30, 2004	182,300	$41.12	182,300	7,897,200

May 1, 2004 -
May 31, 2004	—	—	—	7,897,200

June 1, 2004 -
June 30, 2004	—	—	—	7,897,200

Total	182,300	$41.12	182,300	7,897,200

        In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date. We do not intend to purchase additional shares in the near future, as we will focus on paying off our outstanding debt. However, we have not terminated this authorization and may purchase additional shares under this authorization.

Item 4.   Submission of Matters to a Vote of Security Holders.

        We held our annual shareholders’ meeting on May 4, 2004.

        44,070,243 shares were represented (88.02% of the 50,069,169 shares outstanding and entitled to vote at the meeting). Five items were scheduled to be considered at the meeting and the results of the voting were as follows:

Election of Directors:

        The nominees in the proxy statement were: Ronald E. Eilers, Charles A. Haggerty, William A. Hawkins, III, Cheryl Mayberry McKissack, Lawrence J. Mosner, Stephen P. Nachtsheim, Mary Ann O’Dwyer, Martyn R. Redgrave and Robert C. Salipante. The results were as follows:

Election of Directors	For	Withhold
Ronald E. Eilers	43,448,224	622,019
Charles A. Haggerty	43,463,459	606,784
William A. Hawkins, III	43,414,167	656,076
Cheryl Mayberry McKissack	42,261,576	1,808,667
Lawrence J. Mosner	42,565,967	1,504,276
Stephen P. Nachtsheim	42,237,980	1,832,263
Mary Ann O'Dwyer	42,931,093	1,139,150
Martyn R. Redgrave	42,974,147	1,096,096
Robert C. Salipante	41,746,093	2,324,150

Ratification of the selection of PricewaterhouseCoopers LLP as independent auditors:

For:	43,179,577
Against:	589,130
Abstain:	301,536

Approve the Deluxe Corporation 2004 Annual Incentive Plan:

For:	40,852,829
Against:	2,812,002
Abstain:	405,412

Approve amendments to the Deluxe Corporation Stock Incentive Plan:

For:	31,072,020
Against:	4,704,595
Abstain:	428,482
Broker non-vote:	7,865,146

Shareholder proposal relating to executive compensation:

        This proposal was withdrawn per written confirmation from shareholder dated May 3, 2004.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

Exhibit Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)	*

4.1	Amended and Restated Rights Agreement, dated as of January 31, 1997, by and between us and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Commission on February 7, 1997)	*

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

4.3	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on December 5, 2002)	*

4.4	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.5	Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 5-year revolving credit agreement (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)	*

4.6	Amended and Restated Credit Agreement dated as of August 14, 2003, among us, Bank One, N.A. as administrative agent, Credit Suisse First Boston as syndication agent, Wachovia Bank, N.A., Wells Fargo Bank, N.A. and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch as documentation agents and the other financial institutions party thereto, related to a $175,000,000 364-day revolving credit agreement (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)	*

4.7	Credit Agreement, dated as of May 27, 2004, by and between us, Bank One, NA, The Bank of New York and Wachovia Bank, National Association (incorporated by reference to Exhibit (b) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

4.8	Revolving Credit Agreement dated as of July 22, 2004 among us, Bank One, NA as administrative agent, Credit Suisse First Boston as Syndication Agent, The Bank of New York, the Bank of Tokyo-Mitsubishi, Ltd., and Wachovia Bank, National Association as documentation agents and the other financial institutions party thereto, related to a $100,000,000 364-day revolving credit agreement	Filed herewith

4.9	Revolving Credit Agreement dated as of July 22, 2004 among us, Bank One, NA as administrative agent, Credit Suisse First Boston as Syndication Agent, The Bank of New York, the Bank of Tokyo-Mitsubishi, Ltd., and Wachovia Bank, National Association as documentation agents and the other financial institutions party thereto, related to a $225,000,000 5-year revolving credit agreement	Filed herewith

10.1	Deluxe Corporation 2004 Annual Incentive Plan	Filed herewith

10.2	Deluxe Corporation 2000 Stock Incentive Plan, as Amended	Filed herewith

12	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

_________________
*Incorporated by reference

(b)	Reports on Form 8-K:

        A Form 8-K was furnished to the Securities and Exchange Commission on April 29, 2004, reporting results from first quarter, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: August 6, 2004	By: /s/ Lawrence J. Mosner

Lawrence J. Mosner Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2004	By: /s/ Douglas J. Treff

Douglas J. Treff Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2004	By: /s/ Katherine L. Miller

Katherine L. Miller Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
4.8	Revolving Credit Agreement dated as of July 22, 2004 among us, Bank One, NA as administrative agent, Credit Suisse First Boston as Syndication Agent, The Bank of New York, the Bank of Tokyo-Mitsubishi, Ltd., and Wachovia Bank, National Association as documentation agents and the other financial institutions party thereto, related to a $100,000,000 364-day revolving credit agreement

4.9	Revolving Credit Agreement dated as of July 22, 2004 among us, Bank One, NA as administrative agent, Credit Suisse First Boston as Syndication Agent, The Bank of New York, the Bank of Tokyo-Mitsubishi, Ltd., and Wachovia Bank, National Association as documentation agents and the other financial institutions party thereto, related to a $225,000,000 5-year revolving credit agreement

10.1	Deluxe Corporation 2004 Annual Incentive Plan

10.2	Deluxe Corporation 2000 Stock Incentive Plan, as Amended

12	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002