Form 10-Q
period 2004-09-30
DELUXE CORP
filed 2004-11-04
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number:   1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 25, 2004 was 50,227,262.

PART I–FINANCIAL INFORMATION

Item 1.   Financial Statements.

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share par value)
(Unaudited)

	September 30, 2004	December 31, 2003

Current Assets:
Cash and cash equivalents	$13,899	$2,968
Restricted cash	819	—
Trade accounts receivable (net of allowances for
uncollectible accounts of $3,196 and $1,881, respectively)	120,454	37,066
Inventories and supplies	61,549	18,652
Deferred income taxes	21,396	258
Other current assets	53,734	19,984

Total current assets	271,851	78,928
Long-term Investments	46,389	42,510
Property, Plant, and Equipment (net of accumulated
depreciation of $297,852 and $295,570, respectively)	164,743	123,615
Assets Held for Sale	5,803	—
Intangibles (net of accumulated amortization of $210,156 and
$172,614, respectively)	384,620	78,161
Goodwill	527,687	82,237
Other Non-current Assets	160,086	157,509

Total assets	$1,561,179	$562,960

Current Liabilities:
Accounts payable	$84,437	$46,694
Accrued liabilities	211,496	126,821
Short-term debt	318,606	213,250
Long-term debt due within one year	1,503	1,074

Total current liabilities	616,042	387,839
Long-term Debt	975,559	380,620
Deferred Income Taxes	121,301	42,654
Other Non-current Liabilities	62,054	49,930
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000,000
shares; issued: 2004 – 50,225,104; 2003 – 50,173,067)	50,225	50,173
Additional paid-in capital	15,730	—
Accumulated deficit	(263,886)	(345,950)
Unearned compensation	—	(41)
Accumulated other comprehensive loss, net of tax	(15,846)	(2,265)

Total shareholders’ deficit	(213,777)	(298,083)

Total liabilities and shareholders’ deficit	$1,561,179	$562,960

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$484,965	$314,869	$1,103,176	$941,623
Cost of goods sold	170,520	105,974	380,271	322,515

Gross Profit	314,445	208,895	722,905	619,108

Selling, general and administrative expense	213,744	120,914	460,479	368,815
Asset impairment and net disposition (gains)
losses	(46)	319	33	108

Operating Income	100,747	87,662	262,393	250,185
Other income (expense)	18	(424)	671	(858)

Income Before Interest and Taxes	100,765	87,238	263,064	249,327

Interest expense	(8,926)	(4,934)	(19,303)	(14,205)
Interest income	605	75	801	308

Income Before Income Taxes	92,444	82,379	244,562	235,430

Provision for income taxes	34,939	24,197	93,407	82,377

Net Income	$57,505	$58,182	$151,155	$153,053

Earnings per Share: Basic	$1.15	$1.10	$3.02	$2.74
Diluted	1.14	1.09	2.99	2.71

Cash Dividends per Share	$0.37	$0.37	$1.11	$1.11

Total Comprehensive Income	$45,758	$58,245	$137,574	$153,241

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash Flows from Operating Activities:
Net income	$151,155	$153,053
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	19,132	16,445
Amortization of intangibles	43,862	27,696
Amortization of contract acquisition costs	24,152	18,783
Employee stock-based compensation expense	8,660	671
Other non-cash items, net	8,730	7,750
Changes in assets and liabilities, net of effects of
acquisition:
Trade accounts receivable	(15,440)	871
Inventories and supplies	(1,039)	1,287
Other current assets	(17,957)	(5,218)
Contract acquisition payments	(8,319)	(44,553)
Deferred advertising costs	(637)	(10,916)
Other non-current assets	(2,631)	(6,444)
Accounts payable	(609)	(5,579)
Accrued and other non-current liabilities	4,393	(2,897)

Net cash provided by operating activities	213,452	150,949

Cash Flows from Investing Activities:
Payments for acquisition, net of cash acquired	(623,550)	—
Increase in restricted cash	(819)	—
Purchases of capital assets	(26,177)	(15,672)
Other	(767)	(852)

Net cash used by investing activities	(651,313)	(16,524)

Cash Flows from Financing Activities:
Net borrowings of short-term debt	105,315	200,090
Net proceeds from long-term debt	595,644	49,825
Payments of long-term debt	(166,594)	(1,326)
Settlement of interest rate lock agreements	(23,564)	—
Change in book overdrafts	1,952	(6,775)
Payments for common shares repurchased	(26,637)	(453,234)
Proceeds from issuing shares under employee plans	17,913	17,328
Cash dividends paid to shareholders	(55,701)	(61,751)

Net cash provided (used) by financing activities	448,328	(255,843)

Effect of Exchange Rate Change on Cash	464	—

Net Increase (Decrease) in Cash and Cash Equivalents	10,931	(121,418)
Cash and Cash Equivalents: Beginning of Period	2,968	124,855

End of Period	$13,899	$3,437

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Consolidated financial statements

        The consolidated balance sheet as of September 30, 2004, the consolidated statements of income for the quarters and nine months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2:   Financing for acquisition of New England Business Service, Inc.

        On June 25, 2004, we acquired New England Business Service, Inc. (NEBS) for $639.6 million. Further detail regarding the accounting for this acquisition can be found in Note 3, Acquisition of New England Business Service, Inc. To finance the acquisition, we utilized $475.0 million of an $800.0 million bridge financing agreement, as well as commercial paper (see Note 10). During the third quarter of 2004, we increased our commercial paper program from $500.0 million to $1.0 billion and utilized commercial paper to pay-off the bridge financing. On October 1, 2004, we issued $600.0 million of long-term debt and subsequently canceled the bridge financing agreement. The net proceeds from this debt of $595.6 million were utilized to pay outstanding commercial paper. As such, $595.6 million of commercial paper debt is presented as long-term debt in our consolidated balance sheet as of September 30, 2004. Further details concerning the long-term debt issued can be found in Note 10, Debt. On October 7, 2004, we reduced our commercial paper program back to $500.0 million.

Note 3:   Acquisition of New England Business Service, Inc.

        On June 25, 2004, we acquired via a tender offer approximately 98% of the outstanding common stock of NEBS for $44 per share. Immediately following the close of the tender offer, we completed a merger under which NEBS became a wholly-owned subsidiary and we became obligated to pay for the untendered shares at a price of $44 per share. We also agreed to redeem all outstanding NEBS stock options for $44 per option share less the option exercise price. As of September 30, 2004, a portion of the direct costs of the acquisition had not been paid and were included in accrued liabilities in our consolidated balance sheet. We anticipate that substantially all of these payments will be completed during the fourth quarter of 2004. The total purchase price for the acquisition was comprised of the following (dollars in thousands):

Cash payments for NEBS common stock	$585,352
Cash payments to redeem NEBS stock options	44,087
Direct costs of the acquisition	10,161

Total purchase price	$639,600

Amount paid through September 30, 2004	$638,231
Cash acquired from NEBS	(14,681)

Payments for acquisition through September 30,
2004, net of cash acquired	$623,550

        As of September 30, 2004, we had $0.8 million of restricted cash. Upon the acquisition of NEBS, we were required to place on deposit the funds required to pay the shareholders who did not tender their shares of NEBS common stock under the tender offer. These shareholders must present their stock certificates in order to receive their portion of the funds. The funds must remain on deposit for a period of nine months, after which time the funds will be returned to us, and thereafter, any remaining unclaimed funds will be remitted to the appropriate governmental authority under applicable escheat laws.

        NEBS is a leading provider of products and services to small businesses. Its offerings include checks, forms, packaging supplies, embossed foil anniversary seals, promotional products and other printed material which are marketed through direct sales, telesales, a direct sales force, dealers, dedicated distributors and the Internet. NEBS also designs, embroiders and sells specialty apparel products through distributors and independent sales representatives. We believe NEBS is a strategic fit, as we both serve small business customers, and the acquisition expands our product offerings, customer base and non-check revenue.

        NEBS operating results are included in our consolidated results of operations from the date of acquisition. Our consolidated balance sheet as of September 30, 2004 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending the completion of detailed analyses and outside appraisals of the fair values of the assets acquired, as well as completion of management’s integration plans. Once these analyses and appraisals have been completed, the allocation of the purchase price will be finalized. We have announced our intention to utilize a shared services environment approach for both manufacturing and certain selling, general and administrative (SG&A) functions. This approach will most likely result in the exit of certain activities. However, to ensure that we continue to meet customer expectations, significant analysis is required before all such plans can be finalized. To the extent the activities to be discontinued are NEBS activities, we would adjust the preliminary purchase price allocation to reflect additional restructuring liabilities. If the discontinued activities are Deluxe activities, any restructuring accruals would be reflected in our consolidated statements of income. The preliminary allocation of the purchase price does reflect $20.5 million of restructuring accruals for those NEBS activities which we have already decided to exit. These accruals are discussed in Note 9, Restructuring charges.

        The preliminary purchase price allocation resulted in goodwill of $445.5 million. We believe that the NEBS acquisition resulted in the recognition of goodwill primarily because of its industry position, the potential to introduce products across multiple channels and the ability to realize cost synergies. The following illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed (dollars in thousands):

Cash and cash equivalents	$14,681
Trade accounts receivable	71,563
Inventories and supplies	41,729
Deferred income taxes	21,370
Other current assets	14,732
Long-term investments	2,974
Property, plant and equipment	54,816
Assets held for sale	2,208
Intangibles	333,883
Goodwill	445,450
Other non-current assets	8,420
Accounts payable	(34,729)
Accrued liabilities	(81,963)
Long-term debt due within one year	(10,417)
Long-term debt	(155,203)
Deferred income taxes	(86,902)
Other non-current liabilities	(3,012)

Total purchase price	$639,600

        Our preliminary allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets (dollars in thousands):

	Amount	Weighted- average amortization period

Indefinite lives:
Tradenames	$151,200

Amortizable intangibles:
Customer lists	103,900	6.3 years
Distributor contracts	30,900	9.0 years
Internal-use software	25,483	3.6 years
Tradenames	16,100	5.0 years
Bank referral agreements	6,300	11.0 years

Total amortizable intangibles	182,683	6.5 years

Total intangible assets acquired	$333,883

        Amortizable tradenames and software are being amortized on the straight-line basis. The other amortizable intangible assets are being amortized using accelerated methods. For the nine months ended September 30, 2004, we recorded amortization of NEBS intangibles of $13.1 million. The amount assigned to intangible assets acquired, as well as the related amortization periods, may change once our detailed analyses and outside asset appraisals are completed.

        The following unaudited, pro forma financial information illustrates our estimated results of operations as if the acquisition of NEBS had occurred as of the beginning of each period presented (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$484,965	$489,892	$1,453,314	$1,464,077
Net income	57,505	55,321	137,978	131,503
Earnings per share:
Basic	$1.15	$1.05	$2.75	$2.36
Diluted	1.14	1.03	2.73	2.33

        NEBS results of operations for the nine months ended September 30, 2003 included goodwill and asset impairment charges of $13.2 million related to their apparel business. These charges are reflected in the above pro forma results of operations. The pro forma results of operations are presented for comparative purposes only. They do not represent the results which would have been reported had the acquisition occurred on the dates assumed and are not necessarily indicative of future operating results.

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

        Total stock-based compensation expense was $2.9 million for the third quarter of 2004. This expense is reflected as cost of goods sold of $0.2 million and SG&A expense of $2.7 million in our consolidated statement of income for the quarter ended September 30, 2004. For the first nine months of 2004, total stock-based compensation expense was $8.7 million, with $0.7 million reflected in cost of goods sold and $8.0 million reflected in SG&A expense in our consolidated statement of income.

        The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$57,505	$58,182	$151,155	$153,053
Add employee stock-based compensation
included in net income:
Stock options and employee stock purchase
plan	1,511	—	5,273	—
Performance shares	(148)	—	447	—
Restricted stock and restricted stock units	1,490	(94)	2,940	671

Total	2,853	(94)	8,660	671
Tax benefit	(1,079)	27	(3,308)	(263)

Employee stock-based compensation included in
net income, net of tax	1,774	(67)	5,352	408
Deduct fair value employee stock-based
compensation, net of tax	(1,774)	(1,140)	(5,352)	(3,548)

Pro forma net income	$57,505	$56,975	$151,155	$149,913

Earnings per share:
Basic – as reported	$1.15	$1.10	$3.02	$2.74
pro forma	1.15	1.08	3.02	2.69
Diluted – as reported	$1.14	$1.09	$2.99	$2.71
pro forma	1.14	1.07	2.99	2.67

Note 5:   Changes in accounting estimates and principle

        During the first quarter of 2004, we revised the estimated useful lives for certain of our software and production assets, as we expect that the assets will be replaced or retired sooner than originally anticipated. The weighted-average useful life for these assets was shortened from 8.0 years to 6.8 years. This change in accounting estimate is expected to result in increased depreciation and amortization expense of $8.5 million in 2004. In the third quarter of 2004, $2.6 million of this additional expense was recorded, and during the nine months ended September 30, 2004, $6.0 million of this additional expense was recorded.

        On July 1, 2004, we changed the method of accounting for a portion of our inventories. Inventories previously accounted for under the last-in, first-out (LIFO) method will now be accounted for using the first-in, first-out (FIFO) method. This change resulted in a decrease in cost of goods sold of $2.2 million, or $0.03 per diluted share, during the third quarter of 2004, primarily in our Financial Services segment. The impact on previously reported financial statements was not significant enough to warrant restatement of those financial statements to reflect this change. We consider the FIFO method to be preferable. The effect on net income of utilizing the LIFO method is not significantly different than the results that would be obtained using the FIFO method. Thus, the administrative effort of maintaining LIFO accounting records does not result in improved reporting of our results of operations. Additionally, the recently acquired NEBS business (see Note 3) utilizes the FIFO method. This change results in a consistent accounting methodology across the company.

Note 6:   New accounting pronouncement

        In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, including the required financial statement disclosures, and supersedes the previous guidance issued by the FASB in January 2004. The new Medicare law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plans do provide prescription drug coverage which is at least actuarially equivalent to the Medicare plan. Effective April 1, 2004, we have elected to adopt the accounting treatment required by FSP No. FAS 106-2 utilizing the retroactive application method. As a result, our post-retirement benefit expense for the second and third quarters of 2004 reflects the impact of the new Medicare law. This impact is discussed in Note 12, Post-retirement benefits.

Note 7:   Supplementary balance sheet information

        Inventories and supplies – Inventories and supplies were comprised of the following (dollars in thousands):

	September 30, 2004	December 31, 2003

Raw materials	$33,264	$2,550
Semi-finished goods	7,659	5,623
Finished goods	12,116	975

Total inventories	53,039	9,148
Supplies	8,510	9,504

Inventories and supplies	$61,549	$18,652

        Other current assets – Other current assets were comprised of the following (dollars in thousands):

	September 30, 2004	December 31, 2003

Prepayment to voluntary employee	$29,316	$12,657
beneficiary association (VEBA) trust
Other	24,418	7,327

Other current assets	$53,734	$19,984

        Assets held for sale – Assets held for sale relate to three of our Financial Services check printing facilities which were closed in the first half of 2004, as well as one NEBS facility which was closed prior to our acquisition of NEBS (see Note 3). We are actively seeking buyers for these properties and expect to dispose of them within one year from the date they were closed. Based on market research and appraisal information, we believe the fair values of the assets less costs to sell exceed the carrying values of the assets. As such, no impairment loss has been recognized for these assets. Assets held for sale were comprised of the following (dollars in thousands):

September 30, 2004

Land and land improvements	$1,925
Buildings and building improvements	9,828
Machinery and equipment	1,216

Total	12,969
Accumulated depreciation	(7,166)

Assets held for sale - net	$5,803

        We are currently in the process of closing two additional check printing facilities located in Anniston, Alabama and Dallas, Texas, as well as one NEBS facility located in Tucker, Georgia (see Note 9). We anticipate that these facilities will be closed during the fourth quarter of 2004. The Anniston facility is leased, and thus will not be reported as an asset held for sale. The Dallas and Tucker facilities are owned, and we anticipate selling these facilities once operations at those locations cease. Based on our analysis, no impairment losses have been recognized for these facilities.

        Other non-current assets – Other non-current assets were comprised of the following (dollars in thousands):

	September 30, 2004	December 31, 2003

Contract acquisition costs (net of accumulated amortization of	$86,595	$96,085
$48,212 and $41,608, respectively)
Deferred advertising costs	34,922	29,044
Prepaid post-retirement asset	19,802	19,839
Other	18,767	12,541

Other non-current assets	$160,086	$157,509

        Changes in contract acquisition costs during the first nine months of 2004 were as follows (dollars in thousands):

Balance, December 31, 2003	$96,085
Cash payments	8,319
Change in accruals	6,343
Amortization	(24,152)

Balance, September 30, 2004	$86,595

        Accrued liabilities – Accrued liabilities were comprised of the following (dollars in thousands):

	September 30, 2004	December 31, 2003

Income taxes	$45,156	$25,372
Employee profit sharing and pension	30,742	22,075
Rebates	25,908	21,253
Accrued wages	22,207	8,906
Other	87,483	49,215

Accrued liabilities	$211,496	$126,821

Note 8:   Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Earnings per share – basic:
Net income	$57,505	$58,182	$151,155	$153,053
Weighted-average shares outstanding	50,121	52,735	50,089	55,769

Earnings per share – basic	$1.15	$1.10	$3.02	$2.74

Earnings per share – diluted:
Net income	$57,505	$58,182	$151,155	$153,053
Weighted-average shares outstanding	50,121	52,735	50,089	55,769
Dilutive impact of options	385	726	390	739
Shares contingently issuable	69	10	37	11

Weighted-average shares and potential
dilutive shares outstanding	50,575	53,471	50,516	56,519

Earnings per share – diluted	$1.14	$1.09	$2.99	$2.71

        During the quarter ended September 30, 2004, options to purchase 1.3 million common shares were outstanding but were not included in the computation of diluted earnings per share. During the nine months ended September 30, 2004, a weighted-average of 1.7 million options were excluded from the calculation. During the quarter and nine months ended September 30, 2003, 1.2 million outstanding options were excluded from the computation. These options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

Note 9:   Restructuring charges

        2004 restructuring charges – During the third quarter of 2004, we recorded restructuring charges of $2.2 million for severance related to the planned closing of our Financial Services check printing facility located in Dallas, Texas and the previously announced closing of our Direct Checks check printing facility located in Anniston Alabama, as well as various employee reductions primarily within our Financial Services segment. The closing of the Dallas facility is primarily due to the loss of a major financial institution client whose contract expires at the end of 2004. Additionally, cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. We anticipate that the Dallas and Anniston facilities will be closed during the fourth quarter of 2004 and the other employee reductions will be completed during the first half of 2005. The related severance payments will be funded by cash from operations. The restructuring charges include estimated severance benefits for 162 employees. The severance benefits for employees in our Anniston facility were accrued over the second and third quarters of 2004, as they are payable under a one-time severance benefit plan. The other employee reductions are payable under our ongoing severance benefit plan and were accrued in their entirety in the third quarter of 2004. Also during the third quarter of 2004, we reversed $0.1 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals are reflected as cost of goods sold of $1.5 million and SG&A expense of $0.6 million in our consolidated statement of income for the quarter ended September 30, 2004.

        During the first and second quarters of 2004, we recorded restructuring charges of $2.8 million for severance related to the planned closing of our Direct Checks check printing facility located in Anniston, Alabama, as well as reductions within various functional areas within our Direct Checks and Financial Services segments and our corporate support group. The restructuring charges include estimated severance benefits for 309 employees, including the employees in our Anniston, Alabama facility which is expected to close in the fourth quarter of 2004. We expect the other employee reductions to also be substantially completed by the end of the year. Also during the first and second quarters of 2004, we reversed $1.1 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. The restructuring charges and reversals recorded during 2004 are reflected as cost of goods sold of $1.6 million and SG&A expense of $2.2 million in our consolidated statement of income for the nine months ended September 30, 2004.

        2003 restructuring charges – During the third quarter of 2003, we recorded restructuring charges of $1.5 million for employee severance related to reductions in SG&A employees within the Financial Services segment. These reductions were the result of our continuous efforts to manage costs. The restructuring charges included estimated severance payments for 48 employees, which were payable under our on-going severance benefit plan. These severance payments were substantially completed during the first half of 2004, utilizing cash from operations. The restructuring charges are reflected as SG&A expense in our consolidated statement of income for the quarter ended September 30, 2003.

        During the second quarter of 2003, we recorded restructuring charges of $1.3 million for employee severance related to the closing of our Financial Services check printing facility located in Indianapolis, Indiana. This facility was closed during the first quarter of 2004. The restructuring charges reflected severance payments for 136 employees, which were payable under our ongoing severance benefit plan. These payments were substantially completed in the third quarter of 2004, utilizing cash from operations. The 2003 restructuring charges are reflected as cost of goods sold of $1.3 million and SG&A expense of $1.5 million in our consolidated statement of income for the nine months ended September 30, 2003.

        Acquisition-related restructuring – As a result of the NEBS acquisition on June 25, 2004 (see Note 3), we assumed restructuring accruals of $1.3 million related to NEBS facility closings which were completed prior to the acquisition. Employee severance payments related to these facility closings are expected to be substantially completed by the end of 2004, utilizing cash from operations. Additionally, as a result of the acquisition, we recorded restructuring accruals of $20.5 million related to activities of NEBS which will be exited as we combine the two companies and execute a shared services model for both manufacturing and certain SG&A functions. These accruals include severance payments for 283 employees in information services, sales, finance and human resources, as well as employees of NEBS Tucker, Georgia printing facility which we expect to close during the fourth quarter of 2004. This amount also includes payments due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminate redundancies between the two companies. The related payments are expected to be substantially completed by the end of 2005, utilizing cash from operations. As these accruals were included in the liabilities recorded upon acquisition, they are not reflected in our consolidated statements of income.

        Restructuring accruals for employee severance costs of $18.4 million as of September 30, 2004 and $10.7 million as of December 31, 2003 are reflected in accrued liabilities in the consolidated balance sheets. Our restructuring accruals as of December 31, 2003, related to the closing of three Financial Services check printing facilities and other employee reductions within Financial Services and our corporate support group. All three of the check printing facilities have been closed. The other employee reductions were substantially completed during the first quarter of 2004.

        Changes in the restructuring accruals during the first nine months of 2004 were as follows (dollars in thousands):

	2003 initiatives		2004 initiatives		NEBS pre-acquisition		NEBS acquisition-related		Total
	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Balance, December 31, 2003	$10,748	533	$—	—	$—	—	$—	—	$10,748	533
Restructuring charges	—	—	5,012	464	—	—	—	—	5,012	464
NEBS acquisition	—	—	—	—	1,321	—	20,515	283	21,836	283
Restructuring reversals	(1,120)	(42)	(40)	(17)	—	—	—	—	(1,160)	(59)
Severance paid	(9,129)	(486)	(1,270)	(139)	(1,083)	—	(6,585)	(133)	(18,067)	(758)

Balance, September 30, 2004	$499	5	$3,702	308	$238	—	$13,930	150	$18,369	463

        On a cumulative basis through September 30, 2004, the status of our restructuring accruals was as follows (dollars in thousands):

	2003 initiatives		2004 initiatives		NEBS pre-acquisition		NEBS acquisition-related		Total
	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Original restructuring charges	$11,794	635	$5,012	464	$1,321	—	$20,515	283	$38,642	1,382
Restructuring reversals	(1,320)	(62)	(40)	(17)	—	—	—	—	(1,360)	(79)
Severance paid	(9,975)	(568)	(1,270)	(139)	(1,083)	—	(6,585)	(133)	(18,913)	(840)

Balance, September 30, 2004	$499	5	$3,702	308	$238	—	$13,930	150	$18,369	463

        In addition to severance costs, we also incur costs related to the closing of our Financial Services and Direct Checks check printing facilities such as equipment moves, training and travel. These costs are expensed as incurred, primarily as cost of goods sold, and are expected to total approximately $2 million. Of this amount, $1.1 million was expensed in the first nine months of 2004 and $0.3 million was expensed in 2003. The majority of the remaining expenses will be recognized in the fourth quarter of 2004 as we complete the closure of these facilities.

Note 10:   Debt

        Total debt outstanding was comprised of the following (dollars in thousands):

	September 30, 2004	December 31, 2003

Commercial paper refinanced with long-term debt on October 1,
2004	$595,644	$—
5.0% senior, unsecured notes due December 15, 2012, net of
discount	298,446	298,304
2.75% senior, unsecured notes due September 15, 2006	50,000	50,000
Variable rate senior, unsecured notes due November 4, 2005	25,000	25,000
Long-term portion of capital lease obligations	6,469	7,316

Long-term portion of debt	975,559	380,620
Commercial paper	318,606	213,250
Capital lease obligations due within one year	1,503	1,074

Total debt	$1,295,668	$594,944

        Our short-term debt consisted of outstanding commercial paper. During the third quarter of 2004, we increased the amount of our commercial paper program from $500.0 million to $1.0 billion and utilized commercial paper to pay-off the bridge financing agreement put in place to complete the acquisition of NEBS (see Note 2). During October 2004, the bridge financing agreement was canceled and we reduced our commercial paper program back to $500.0 million. The daily average amount outstanding under the bridge financing agreement during the first nine months of 2004 was $83.2 million at a weighted-average interest rate of 2.07%. The daily average amount of commercial paper outstanding during the first nine months of 2004 was $361.2 million at a weighted-average interest rate of 1.45%. As of September 30, 2004, $914.3 million was outstanding at a weighted-average interest rate of 1.89%. The daily average amount of commercial paper outstanding during 2003 was $149.4 million at a weighted-average interest rate of 1.15%. As of December 31, 2003, $213.3 million was outstanding at a weighted-average interest rate of 1.11%.

        On October 1, 2004, we issued $600.0 million of long-term notes via a private placement under Rule 144A of the Securities Act of 1933. The net proceeds from this debt of $595.6 million were utilized to pay outstanding commercial paper. As such, $595.6 million of commercial paper debt is presented as long-term debt in our consolidated balance sheet as of September 30, 2004. We issued $325.0 million of senior, unsecured notes which mature on October 1, 2007 and have a coupon rate of 3.5%. We also issued $275.0 million of senior, unsecured notes which mature on October 1, 2014 and have a coupon rate of 5.125%. The notes include covenants that place restrictions on the issuance of debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. We have agreed to file a registration statement with the Securities and Exchange Commission relating to an exchange offer for the notes, or under certain circumstances, to file a shelf registration statement for the notes.

        We also have committed lines of credit which primarily support our commercial paper program. We have a 364-day line of credit for $100.0 million which expires in July 2005 and carries a commitment fee of ten basis points (.10%). We also have two five-year lines of credit. One five-year line of credit is for $175.0 million and expires in August 2007. The other line of credit is for $225.0 million and expires in July 2009. Both five-year lines of credit carry commitment fees of 12.5 basis points (.125%). The credit agreements governing the lines of credit contain customary covenants regarding the ratio of earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first nine months of 2004 or during 2003, and no amounts were outstanding under these lines of credit as of September 30, 2004. To the extent not needed to support outstanding commercial paper or letters of credit, we may borrow funds under our lines of credit. As of September 30, 2004, $131.8 million was available under our committed lines of credit for borrowing or for support of additional commercial paper.

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during the first nine months of 2004 or during 2003, and no amounts were outstanding under this line of credit as of September 30, 2004.

        In December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The notes include covenants that place restrictions on the issuance of debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. The fair value of these notes was estimated to be $299.2 million as of September 30, 2004, based on quoted market rates.

        On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. In September 2003, we issued $50.0 million of medium-term notes. These notes mature in September 2006 and have a coupon rate of 2.75%. The fair value of these notes was estimated to be $49.5 million as of September 30, 2004, based on quoted market rates. In November 2003, we issued $25.0 million of medium-term notes which mature in November 2005 and have an interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate is reset on a quarterly basis. The fair value of these notes was estimated to be $25.0 million as of September 30, 2004, based on a broker quote.

Note 11:   Derivative financial instruments

        During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the $600.0 million debt we issued in October 2004 (see Note 10). We terminated these agreements on September 28, 2004, yielding a deferred pre-tax loss of $23.6 million. This loss is reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheet as of September 30, 2004 and will be reclassified ratably to our statements of income as an increase to interest expense over the term of the related debt.

Note 12:   Post-retirement and benefits

        We have historically provided certain health care benefits for a large number of retired employees. As discussed in Note 6, our retiree medical plan provides prescription drug coverage which is at least actuarially equivalent to the Medicare law enacted in December 2003. Our post-retirement benefit expense for the second and third quarters of 2004 reflects the impact of the new Medicare law, utilizing the retroactive application method outlined in FSP No. FAS 106-2. In accordance with this accounting guidance, we completed a re-measurement of our plan assets and liabilities as of December 31, 2003. The federal subsidy provided for under the new Medicare law resulted in a $9.5 million reduction in our accumulated post-retirement benefit obligation as of December 31, 2003 and resulted in a $0.7 million reduction in our post-retirement benefit expense for the nine months ended September 30, 2004.

        As discussed in Note 3, we acquired NEBS on June 25, 2004. NEBS sponsors a plan which provides post-retirement health and dental care benefits for officers and health and insurance benefits for certain employees of two NEBS subsidiaries, Safeguard Business Systems, Inc. and PremiumWear, Inc. As of the date of acquisition, the plan’s accumulated post-retirement benefit obligation was $2.7 million.

        Our post-retirement benefit expense for the quarters and nine months ended September 30, 2004 and 2003 consisted of the following components (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Service cost (benefits earned during the
period)	$199	$639	$586	$1,917
Interest cost on the accumulated post-
retirement benefit obligation	1,486	1,949	4,525	5,847
Expected return on plan assets	(1,635)	(1,123)	(4,741)	(3,368)
Amortization of transition obligation	—	105	—	314
Amortization of prior service (benefit) cost	(654)	90	(1,962)	272
Recognized amortization of net actuarial
losses	1,759	1,021	5,586	3,062

Total post-retirement benefit expense	$1,155	$2,681	$3,994	$8,044

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

        NEBS has a supplemental executive retirement plan (SERP) and a pension plan which covers certain Canadian employees. As of the date of our acquisition of NEBS, the projected benefit obligation for these plans was $14.2 million. Pension expense for the quarter and nine months ended September 30, 2004 consisted of the following components (dollars in thousands):

Service cost (benefits earned during the
period)	$67
Interest cost on the accumulated post-
retirement benefit obligation	226
Expected return on plan assets	(42)

Total pension expense	$251

        Prior to our acquisition of NEBS, the SERP was unfunded and the Canadian pension plan was partially funded. During the third quarter of 2004, we fully funded the SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheet as of September 30, 2004 and totals $9.5 million. Also during the third quarter of 2004, we made cash contributions of $0.9 million to the Canadian plan. We plan to contribute additional cash of $0.5 million to this plan during the fourth quarter of 2004.

Note 13:   eFunds indemnification

        In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we would indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through September 30, 2004, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

Note 14:   Shareholders’ deficit

        Shareholders’ deficit decreased from $298.1 million as of December 31, 2003 to $213.8 million as of September 30, 2004. We are in a deficit position primarily due to our share repurchase programs. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of additional paid-in capital and retained earnings.

        In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. These repurchases were completed in June 2002 at a cost of $463.8 million. In August 2002, our board of directors approved the repurchase of an additional 12 million shares. These repurchases were completed in September 2003 at a cost of $503.2 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. Through September 30, 2004, 2.1 million of these additional shares had been repurchased at a cost of $85.0 million.

        Changes in shareholders’ deficit during the first nine months of 2004 were as follows (dollars and shares in thousands):

	Common shares		Additional paid-in capital	Accumulated deficit	Unearned compensation	Accumulated other comprehensive loss(1)	Total shareholders’ deficit
	Number of shares	Par value

Balance, December 31, 2003	50,173	$50,173	$—	$(345,950)	$(41)	$(2,265)	$(298,083)
Net income	—	—	—	151,155	—	—	151,155
Cash dividends	—	—	—	(55,701)	—	—	(55,701)
Common shares issued	717	717	17,196	—	—	—	17,913
Tax benefit of stock
options	—	—	2,804	—	—	—	2,804
Common shares
repurchased	(634)	(634)	(11,496)	(13,390)	—	—	(25,520)
Other common shares
retired	(33)	(33)	(1,391)	—	—	—	(1,424)
Fair value of employee
stock-based compensation	2	2	8,617	—	41	—	8,660
Loss on derivatives, net of tax	—	—	—	—	—	(14,613)	(14,613)
Translation adjustment, net of tax	—	—	—	—	—	1,119	1,119
Unrealized loss on securities,
net of tax	—	—	—	—	—	(87)	(87)

Balance, September 30, 2004	50,225	$50,225	$15,730	$(263,886)	$—	$(15,846)	$(213,777)

(1) Accumulated other comprehensive loss is comprised of the following (dollars in thousands):

	Loss on derivatives	Cumulative translation adjustment	Unrealized loss on securities	Accumulated other comprehensive loss

Balance, December 31, 2003	$(2,265)	$—	$—	$(2,265)
Amortization of loss on derivatives	190	—	—	190
Unrealized loss on derivatives	(14,803)	—	—	(14,803)
Translation adjustment	—	1,119	—	1,119
Unrealized loss on securities	—	—	(87)	(87)

Balance, September 30, 2004	$(16,878)	$1,119	$(87)	$(15,846)

Note 15:   Business segment information

        Prior to the acquisition of NEBS (see Note 3), we operated three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks, related products and check merchandising services to financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. All three of these segments operate only in the United States. We have not yet completed our evaluation as to how NEBS various lines of business will be incorporated into our reportable business segments. Until this evaluation is completed, we will manage and monitor NEBS as a separate segment. NEBS operates primarily in the United States, but also has operations in Canada, the United Kingdom and France.

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

        The following is our segment information as of and for the quarters ended September 30, 2004 and 2003 (dollars in thousands):

		Reportable business segments
		Financial Services	Direct Checks	Business Services	NEBS	Corporate	Consolidated

Revenue from external customers:	2004	$174,798	$68,889	$64,465	$176,813	$—	$484,965
	2003	176,328	75,105	63,436	—	—	314,869

Operating income:	2004	52,489	22,950	21,701	3,607	—	100,747
	2003	40,984	24,069	22,609	—	—	87,662

Depreciation and amortization
expense:	2004	11,037	2,655	1,374	17,348	—	32,414
	2003	11,332	2,030	1,391	—	—	14,753

Total assets:	2004	239,922	137,035	31,134	1,001,517	151,571	1,561,179
	2003	276,234	147,885	33,245	—	100,556	557,920

Capital purchases:	2004	1,764	1,083	252	1,038	8,352	12,489
	2003	1,843	682	206	—	2,628	5,359

        The following is our segment information as of and for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

		Reportable business segments
		Financial Services	Direct Checks	Business Services	NEBS	Corporate	Consolidated

Revenue from external customers:	2004	$508,675	$217,009	$192,941	$184,551	$—	$1,103,176
	2003	527,123	231,641	182,859	—	—	941,623

Operating income:	2004	129,730	65,322	63,528	3,813	—	262,393
	2003	113,961	78,730	57,494	—	—	250,185

Depreciation and amortization
expense:	2004	33,069	7,561	4,462	17,902	—	62,994
	2003	33,974	5,987	4,180	—	—	44,141

Total assets:	2004	239,922	137,035	31,134	1,001,517	151,571	1,561,179
	2003	276,234	147,885	33,245	—	100,556	557,920

Capital purchases:	2004	6,152	2,270	514	1,038	16,203	26,177
	2003	6,598	2,002	1,118	—	5,954	15,672

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

        Prior to the acquisition of NEBS, we operated three business segments: Financial Services, Direct Checks and Business Services. Financial Services sells checks, related products and check merchandising services to approximately 8,000 financial institution clients nationwide, including banks, credit unions and financial services companies. Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands. Through these two brands, Direct Checks sells personal and business checks, as well as related products, using direct response marketing and the Internet. Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. All three of these segments operate only in the United States. We have not yet completed our evaluation as to how NEBS various lines of business will be incorporated into our reportable business segments. Until this evaluation is completed, we will manage and monitor NEBS as a separate segment. NEBS operates primarily in the United States, but also has operations in Canada, the United Kingdom and France.

        Our two largest product groups, checks and business forms, are mature products. According to our estimates, the total number of personal, business and government checks written in the United States has been in decline since the mid-1990s as a result of alternative payment methods, such as debit cards, smart cards, electronic and other bill paying services and Internet-based payment services. However, a 2002 Federal Reserve study reported that the check is still Americans’ preferred method of non-cash payment, accounting for approximately 60% of all non-cash payments. Another Federal Reserve update to be published in November is expected to provide more insight into check volumes. The business forms product has also reached maturity. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide a cost effective means to print low quality versions of business forms on plain paper. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products.

        Because our products are mature, we have been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Our relationships with specific financial institutions are usually formalized through supply contracts. This pricing pressure has resulted in reduced profit margins, and we expect this trend to continue.

        Our Direct Checks segment and portions of our newly acquired NEBS business have been impacted by reduced consumer response rates to direct mail advertisements. We believe that the decline in consumer response rates is attributable to the decline in check usage, the gradual obsolescence of our standardized forms products and an overall increase in direct mail solicitations received by our target customers. Because each advertisement is resulting in fewer new customers, the cost to acquire each new customer has increased. We have also been impacted by a lengthening of the check reorder cycle due to the decline in check usage and the multi-box promotional strategies which are standard practice for direct mail sellers of checks.

        To offset all of these challenges, we have focused on increasing revenue per unit by improving our selling techniques and introducing new product offerings. We have also taken steps to lower our cost structure.

        In Financial Services, we have implemented the DeluxeSelectSM program. This program allows us to interact directly with the customers of financial institutions and to leverage our extensive market research and knowledge of consumer behaviors and preferences. As of September 30, 2004, over 4,800 financial institutions had enrolled in DeluxeSelect. Our Financial Services segment intends to target financial institution clients that understand the value we provide. We provide high quality products, superior service, enhanced customer satisfaction and the check program management skills which lead to improved revenue and profitability for financial institutions. In Direct Checks, we have encouraged consumers to place their orders by phone, where our sales associates have the opportunity to interact with the consumer. During the first nine months of 2004, 28% of first-time customers placed their orders via the telephone, as compared to 16% in the first nine months of 2003. In Business Services, we have partnered with our financial institution clients to increase the use of our financial institution referral program. Under this program, our financial institution clients refer their small business customers to us at the time of new account opening. This allows us direct interaction with the small business customer. Additionally, Business Services has established business alliances under which consumers interact directly with us when ordering checks and related products. We have also provided extensive training to our Business Services sales associates to transition that organization from a service to a selling environment. All of these efforts have led to increased sales of premium-priced licensed and specialty check designs and additional value-added products and services such as fraud prevention and express delivery. Additionally, through the NEBS acquisition, we will have the ability to introduce products across channels, thereby enhancing our product and service offerings to small businesses. To combat the reduced consumer response rates to direct mail advertisements within the Direct Checks and NEBS businesses, we continually analyze our marketing approach to ensure we utilize the most effective media sources.

        We continue to be cost conscious so that we are able to compete as the decline in check usage and pricing pressure continue. We have closed three check printing facilities this year and will close three additional facilities in the fourth quarter of 2004, including one NEBS facility. We have also implemented other employee reductions in recent quarters. The application of lean principles in our manufacturing area has resulted in increased efficiencies, and we are applying these principles throughout the rest of the company. We continue to closely manage spending and seek additional cost saving opportunities wherever possible. Additionally, in integrating NEBS businesses, we plan to realize cost synergies exceeding $25 million annually beginning in 2005. We expect to realize these synergies through eliminating redundancies, leveraging our shared services environment and enhancing productivity by implementing lean principles and sharing best practices.

        Recent economic indicators have been somewhat promising, and our 2004 results have not been negatively impacted by economic conditions as they were in 2003. Consumer spending began improving in the second half of 2003 and has continued to improve through the first nine months of 2004. Additionally, the employment growth that began in the first quarter of this year has continued through September. However, it is important to note that September payrolls fell short of expectations and employment is still down more than one million jobs from its pre-recession peak. There is a correlation between employment and the rate at which consumers open checking accounts. Thus, the employment rate is a key factor for the check printing portion of the payments industry. Our Business Services and NEBS segments are also impacted by small business confidence. All trends in this area are positive. The National Federation of Independent Business (NFIB) reported that small business sales levels, employment and capital spending are all trending upwards, as is the NFIB’s measure of small business optimism. We will continue to monitor the impact these economic conditions are having on our business.

        Even with the challenges we face with our mature products, checks and business forms printing continues to be a profitable business for us. We generated operating cash flows of $213.5 million during the first nine months of 2004 and $181.5 million during full year 2003. We believe our stable cash flows and our focus on cost management and operational excellence will allow us to maintain our leadership position in the check printing portion of the payments industry. We were able to complete the NEBS acquisition during the second quarter of 2004 utilizing our debt capacity. We have also utilized debt proceeds to repurchase our common shares over the past several years. During 2003 and the first half of 2004, we repurchased 12.8 million shares. We have also continued to pay dividends at an annual rate of $1.48 per share, resulting in a dividend yield of 3.6% based on our September 30, 2004 closing stock price. We believe we have sufficient financial resources to pursue additional acquisitions that leverage our core competencies and are accretive to earnings and cash flow, to strengthen our leading position in the markets in which we compete and to expand into closely related or adjacent products and services.

Acquisition of New England Business Service, Inc.

        As discussed earlier under Company Profile, on June 25, 2004, we acquired via a tender offer approximately 98% of the outstanding common stock of NEBS for $44 per share. Immediately following the close of the tender offer, we completed a merger under which NEBS became a wholly-owned subsidiary and we became obligated to pay for the untendered shares at a price of $44 per share. We also agreed to redeem all outstanding NEBS stock options for $44 per option share less the option exercise price. As of September 30, 2004, a portion of the direct costs of the acquisition had not been paid and were included in accrued liabilities in our consolidated balance sheet. We anticipate that substantially all of these payments will be completed during the fourth quarter of 2004. The total purchase price for the acquisition was comprised of the following (dollars in thousands):

Cash payments for NEBS common stock	$585,352
Cash payments to redeem NEBS stock options	44,087
Direct costs of the acquisition	10,161

Total purchase price	$639,600

Amount paid through September 30, 2004	$638,231
Cash acquired from NEBS	(14,681)

Payments for acquisition through September 30,
2004, net of cash acquired	$623,550

        As of September 30, 2004, we had $0.8 million of restricted cash. Upon the acquisition of NEBS, we were required to place on deposit the funds required to pay the shareholders who did not tender their shares of NEBS common stock under the tender offer. These shareholders must present their stock certificates in order to receive their portion of the funds. The funds must remain on deposit for a period of nine months, after which time the funds will be returned to us, and thereafter, any remaining unclaimed funds will be remitted to the appropriate governmental authority under applicable escheat laws.

        NEBS operating results are included in our consolidated results of operations from the date of acquisition. Our consolidated balance sheet as of September 30, 2004 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending the completion of detailed analyses and outside appraisals of the fair values of the assets acquired, as well as completion of management’s integration plans. Once these analyses and appraisals have been completed, the allocation of the purchase price will be finalized. We have announced our intention to utilize a shared services environment approach for both manufacturing and certain selling, general and administrative (SG&A) functions. This approach will most likely result in the exit of certain activities. However, to ensure that we continue to meet customer expectations, significant analysis is required before all such plans can be finalized. To the extent the activities to be discontinued are NEBS activities, we would adjust the preliminary purchase price allocation to reflect additional restructuring liabilities. If the discontinued activities are Deluxe activities, any restructuring accruals would be reflected in our consolidated statements of income. The preliminary allocation of the purchase price does reflect $20.5 million of restructuring accruals for those NEBS activities which we have already decided to exit. These accruals are discussed in Other Matters.

        The preliminary purchase price allocation resulted in goodwill of $445.5 million. We believe that the NEBS acquisition resulted in the recognition of goodwill primarily because of its industry position, the potential to introduce products across multiple channels and the ability to realize cost synergies. The following illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed (dollars in thousands):

Cash and cash equivalents	$14,681
Trade accounts receivable	71,563
Inventories and supplies	41,729
Deferred income taxes	21,370
Other current assets	14,732
Long-term investments	2,974
Property, plant and equipment	54,816
Assets held for sale	2,208
Intangibles	333,883
Goodwill	445,450
Other non-current assets	8,420
Accounts payable	(34,729)
Accrued liabilities	(81,963)
Long-term debt due within one year	(10,417)
Long-term debt	(155,203)
Deferred income taxes	(86,902)
Other non-current liabilities	(3,012)

Total purchase price	$639,600

        Our preliminary allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets (dollars in thousands):

	Amount	Weighted- average amortization period

Indefinite lives:
Tradenames	$151,200

Amortizable intangibles:
Customer lists	103,900	6.3 years
Distributor contracts	30,900	9.0 years
Internal-use software	25,483	3.6 years
Tradenames	16,100	5.0 years
Bank referral agreements	6,300	11.0 years

Total amortizable intangibles	182,683	6.5 years

Total intangible assets acquired	$333,883

        Amortizable tradenames and software are being amortized on the straight-line basis. The other amortizable intangible assets are being amortized using accelerated methods. For the nine months ended September 30, 2004, we recorded amortization of NEBS intangibles of $13.1 million. The amount assigned to intangible assets acquired, as well as the related amortization periods, may change once our detailed analyses and outside asset appraisals are completed.

        The following unaudited, pro forma financial information illustrates our estimated results of operations as if the acquisition of NEBS had occurred as of the beginning of each period presented (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$484,965	$489,892	$1,453,314	$1,464,077
Net income	57,505	55,321	137,978	131,503
Earnings per share:
Basic	$1.15	$1.05	$2.75	$2.36
Diluted	1.14	1.03	2.73	2.33

        NEBS results of operations for the nine months ended September 30, 2003 included goodwill and asset impairment charges of $13.2 million related to their apparel business. Theses charges are reflected in the above pro forma results of operations. The pro forma results of operations are presented for comparative purposes only. They do not represent the results which would have been reported had the acquisition occurred on the dates assumed and are not necessarily indicative of future operating results.

        To finance the acquisition, we utilized $475.0 million of an $800.0 million bridge financing agreement, as well as commercial paper. During the third quarter of 2004, we increased our commercial paper program from $500.0 million to $1.0 billion and utilized commercial paper to pay-off the bridge financing. On October 1, 2004, we issued $600.0 million of long-term debt and subsequently canceled the bridge financing agreement. The net proceeds from this debt of $595.6 million were utilized to pay outstanding commercial paper. As such, $595.6 million of commercial paper debt is presented as long-term debt in our consolidated balance sheet as of September 30, 2004. Further details concerning the long-term debt issued can be found in Liquidity, Capital Resources and Financial Condition. On October 7, 2004, we reduced our commercial paper program back to $500.0 million.

Results of Operations – Quarter Ended September 30, 2004 Compared to the Quarter Ended September 30, 2003

        The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended September 30,
	2004		2003

	$	% of revenue	$	% of revenue

Revenue from external customers:
Financial Services	$174,798	36.0%	$176,328	56.0%
Direct Checks	68,889	14.2%	75,105	23.9%
Business Services	64,465	13.3%	63,436	20.1%
NEBS	176,813	36.5%	—	—

Total	$484,965	100.0%	$314,869	100.0%

Gross profit	314,445	64.8%	208,895	66.3%
Selling, general and administrative
expense	213,744	44.1%	120,914	38.4%
Asset impairment and net
disposition (gains) losses	(46)	—	319	0.1%
Operating income(1):
Financial Services	$52,489	30.0%	$40,984	23.2%
Direct Checks	22,950	33.3%	24,069	32.0%
Business Services	21,701	33.7%	22,609	35.6%
NEBS	3,607	2.0%	—	—

Total	$100,747	20.8%	$87,662	27.8%

Earnings before interest, taxes,
depreciation and amortization of
intangibles (EBITDA)(2)	$133,179	27.5%	$101,991	32.4%

        See note 15 of the Notes to Unaudited Consolidated Financial Statements included in Item 1 of this report for discussion of the accounting policies of our reportable business segments.

(1)	Segment percentages represent segment operating income as a percentage of segment revenue from external customers.

(2)	EBITDA is not a measure of financial performance under generally accepted accounting principles (GAAP). We disclose EBITDA because it can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBITDA, as we believe that an increasing EBITDA depicts increased ability to attract financing and increases the valuation of our business. We do not consider EBITDA to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBITDA is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. EBITDA is derived from net income as follows (dollars in thousands):

	Quarter Ended September 30,
	2004	2003

Net income	$57,505	$58,182
Provision for income taxes	34,939	24,197
Interest expense, net	8,321	4,859
Depreciation	9,266	5,194
Amortization of intangibles	23,148	9,559

EBITDA	$133,179	$101,991

        Revenue — Revenue increased $170.1 million, or 54.0%, to $485.0 million for the third quarter of 2004 compared to $314.9 million for the third quarter of 2003. The NEBS acquisition contributed revenue of $176.8 million for the third quarter of 2004. The $6.7 million decline for our other businesses was due to a 7.3% decrease in unit volume as compared to 2003. Revenue was impacted by the overall decline in the number of checks being written due to the increasing use of alternative payment methods. Our Direct Checks segment was also impacted by lower direct mail consumer response rates, longer reorder cycles due to promotional strategies for multi-box orders and lower customer retention. Partially offsetting the volume decline was an increase in revenue per unit of 2.9% as compared to 2003 and a $7.7 million contract buy-out. The increase in revenue per unit was due to continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services such as express delivery and fraud prevention, as well as price increases in our Direct Checks and Business Services segments. Partially offsetting these increases was continuing competitive pricing pressure within our Financial Services segment.

        Gross profit — Gross profit increased $105.5 million, or 50.5%, to $314.4 million for the third quarter of 2004 from $208.9 million for the third quarter of 2003. Gross margin decreased to 64.8% for the third quarter of 2004 from 66.3% for the third quarter of 2003. The impact of NEBS lower margin business and the continued pricing pressure facing our Financial Services segment were partially offset by the $7.7 million contract buy-out and our continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services, as well as continued productivity improvements and on-going cost management efforts.

        Selling, general and administrative (SG&A) expense — SG&A expense increased $92.8 million, or 76.8%, to $213.7 million for the third quarter of 2004 from $120.9 million for the third quarter of 2003. The increase was due to NEBS SG&A expense, including $4.4 million of integration costs, higher employee performance-based compensation expense and a $2.7 million increase in stock-based compensation expense. In January 2004 we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Further information concerning this change in accounting principle can be found under Other Matters. Partially offsetting these increases were cost management efforts, including savings realized from the employee reductions announced during the last year, lower discretionary spending and a $2.4 million decrease in Direct Checks advertising expense due to the timing and amount of promotional spending. As a percentage of revenue, SG&A expense increased to 44.1% for the third quarter of 2004 from 38.4% for the third quarter of 2003.

        Interest expense — Interest expense increased $4.0 million to $8.9 million for the third quarter of 2004 from $4.9 million for the third quarter of 2003. The increase was due to the additional debt required to finance the acquisition of NEBS, partially offset by lower interest rates. During the third quarter of 2004, we had weighted-average debt outstanding of $1,313.6 million at a weighted-average interest rate of 2.57%. During the third quarter of 2003, we had weighted-average debt outstanding of $516.6 million at a weighted-average interest rate of 3.39%.

        Provision for income taxes — Our effective tax rate for the third quarter of 2004 increased to 37.8% from 29.4% for the third quarter of 2003. During the third quarter of 2003, we reversed $7.3 million of previously established income tax reserves. A prior year federal audit period was closed due to the expiration of the statute of limitations, and we reached agreements with two states to favorably settle proposed income tax audit assessments. As a result, the related reserves were no longer required. Excluding these reserve reversals, our effective tax rate for the third quarter of 2003 would have been 38.2%.

        Net income — Net income decreased $0.7 million, or 1.2%, to $57.5 million for the third quarter of 2004 from $58.2 million for the third quarter of 2003. The decrease was primarily due to the reversal of income tax reserves in 2003 and higher interest expense in 2004, partially offset by the $7.7 million contract buy-out, as well as manufacturing productivity improvements and cost management efforts.

        Diluted earnings per share — Despite the decrease in net income, diluted earnings per share increased $0.05, or 4.6%, to $1.14 for the third quarter of 2004 from $1.09 for the third quarter of 2003. The increase was due to the net decrease in average shares outstanding resulting from our share repurchase programs. In August 2002, our board of directors authorized the repurchase of 12 million shares of our common stock and in August 2003, the board authorized the repurchase of up to 10 million additional shares. Through September 30, 2004, 14.1 million shares had been repurchased under these authorizations. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.06 increase in earnings per share for the third quarter of 2004 as compared to 2003.

        During 2003, we accounted for our employee-stock based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our 2003 results of operations do not include compensation expense for stock options or for our employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.02 lower for the third quarter of 2003. On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As a result, our 2004 results include compensation expense for all employee stock-based compensation. Further information concerning this change in accounting principle can be found under Other Matters.

Results of Operations – Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

        The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Nine Months Ended September 30,
	2004		2003

	$	% of revenue	$	% of revenue

Revenue from external customers:
Financial Services	$508,675	46.1%	$527,123	56.0%
Direct Checks	217,009	19.7%	231,641	24.6%
Business Services	192,941	17.5%	182,859	19.4%
NEBS	184,551	16.7%	—	—

Total	$1,103,176	100.0%	$941,623	100.0%

Gross profit	722,905	65.5%	619,108	65.7%
Selling, general and administrative
expense	460,479	41.7%	368,815	39.2%
Asset impairment and net
disposition losses	33	—	108	—
Operating income(3):
Financial Services	$129,730	25.5%	$113,961	21.6%
Direct Checks	65,322	30.1%	78,730	34.0%
Business Services	63,528	32.9%	57,494	31.4%
NEBS	3,813	2.1%	—	—

Total	$262,393	23.8%	$250,185	26.6%

Earnings before interest, taxes,
depreciation and amortization of
intangibles (EBITDA)(4)	$326,058	29.6%	$293,468	31.2%

        See note 15 of the Notes to Unaudited Consolidated Financial Statements included in Item 1 of this report for discussion of the accounting policies of our reportable business segments.

(3)	Segment percentages represent segment operating income as a percentage of segment revenue from external customers.

(4)	EBITDA is not a measure of financial performance under GAAP. We disclose EBITDA because it can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We continually evaluate EBITDA, as we believe that an increasing EBITDA depicts increased ability to attract financing and increases the valuation of our business. We do not consider EBITDA to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBITDA is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. EBITDA is derived from net income as follows (dollars in thousands):

	Nine Months Ended September 30,
	2004	2003

Net income	$151,155	$153,053
Provision for income taxes	93,407	82,377
Interest expense, net	18,502	13,897
Depreciation	19,132	16,445
Amortization of intangibles	43,862	27,696

EBITDA	$326,058	$293,468

        Revenue — Revenue increased $161.6 million, or 17.2%, to $1,103.2 million for the first nine months of 2004 from $941.6 million for the first nine months of 2003. The NEBS acquisition contributed revenue of $184.6 million for the first nine months of 2004. The $23.0 million decrease for our other businesses was due to a 5.1% decline in unit volume as compared to 2003 due to an overall decline in the number of checks being written as a result of the increasing use of alternative payment methods. Our Direct Checks segment was also impacted by lower direct mail consumer response rates, longer reorder cycles due to promotional strategies for multi-box orders and lower customer retention. These decreases in unit volume were partially offset by increased financial institution referrals for our Business Services segment. Partially offsetting the unit decline was a 1.9% increase in revenue per unit as compared to 2003 and a $7.7 million contract buy-out. The increase in revenue per unit was due to continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services such as express delivery and fraud prevention, as well as price increases in our Direct Checks and Business Services segments. These increases were partially offset by increased competitive pricing pressure within our Financial Services segment.

        Gross profit — Gross profit increased $103.8 million, or 16.8%, to $722.9 million for the first nine months of 2004 from $619.1 million for the first nine months of 2003. Gross margin decreased to 65.5% for the first nine months of 2004 from 65.7% for the first nine months of 2003. The impact of the lower margin NEBS business and the continued pricing pressure facing our Financial Services segment were partially offset by our continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services, as well as continued productivity improvements and on-going cost management efforts.

        Selling, general and administrative (SG&A) expense — SG&A expense increased $91.7 million, or 24.9%, to $460.5 million for the first nine months of 2004 from $368.8 million for the first nine months of 2003. The increase was primarily due to NEBS SG&A expense, including $5.8 million of acquisition and integration expenses, a $7.2 million increase in stock-based compensation and a $5.5 million increase in Direct Checks advertising expense due to new product launches, higher cost per customer acquisition and the timing of promotional spending. In January 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Further information concerning this change in accounting principle can be found under Other Matters. Partially offsetting these increases were our cost management efforts, including savings realized from the employee reductions announced during the last year, and lower discretionary spending. As a percentage of revenue, SG&A expense increased to 41.7% for the first nine months of 2004 from 39.2% for the first nine months of 2003.

        Interest expense — Interest expense increased $5.1 million to $19.3 million for the first nine months of 2004 from $14.2 million for the first nine months of 2003 due to an increase in debt levels resulting from the acquisition of NEBS and share repurchases completed throughout 2003 and the first half of 2004. The higher debt level was partially offset by lower interest rates. During the first nine months of 2004, we had weighted-average debt outstanding of $829.9 million at a weighted-average interest rate of 2.97%. During the first nine months of 2003, we had weighted-average debt outstanding of $435.6 million at a weighted-average interest rate of 3.82%.

        Provision for income taxes — Our effective tax rate for the first nine months of 2004 increased to 38.2% from 35.0% for the first nine months of 2003. During the third quarter of 2003, we reversed $7.3 million of previously established income tax reserves. A prior year federal audit period was closed due to the expiration of the statute of limitations, and we reached agreements with two states to favorably settle proposed income tax audit assessments. As a result, the related reserves were no longer required. Excluding these reserve reversals, our effective tax rate for the first nine months of 2003 would have been 38.1%.

        Net income — Net income decreased $1.9 million, or 1.2%, to $151.2 million for the first nine months of 2004 from $153.1 million for the first nine months of 2003. The decrease was primarily due to the reversal of income tax reserves in 2003 and higher interest expense in 2004, partially offset by manufacturing productivity improvements and cost management efforts.

         Diluted earnings per share — Despite the decrease in net income, diluted earnings per share increased $0.28, or 10.3%, to $2.99 for the first nine months of 2004 from $2.71 for the first nine months of 2003. The increase was due to the net decrease in average shares outstanding resulting from our share repurchase programs. In August 2002, our board of directors authorized the repurchase of 12 million shares of our common stock and in August 2003, the board authorized the repurchase of up to 10 million additional shares. Through September 30, 2004, 14.1 million shares had been repurchased under these authorizations. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.32 increase in earnings per share for the first nine months of 2004 as compared to 2003.

        During 2003, we accounted for our employee-stock based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our 2003 results of operations do not include compensation expense for stock options or for our employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.04 lower for the first nine months of 2003. On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As a result, our 2004 results include compensation expense for all employee stock-based compensation. Further information concerning this change in accounting principle can be found under Other Matters.

Segment Disclosures

        Additional information regarding our business segments appears in note 15 of the Notes to Unaudited Consolidated Financial Statements included in Item 1 of this report.

        Financial Services — Financial Services sells checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention. The following table shows the results of this segment for the quarters and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$174,798	$176,328	$508,675	$527,123
Operating income	52,489	40,984	129,730	113,961
% of revenue	30.0%	23.2%	25.5%	21.6%

        Financial Services revenue decreased $1.5 million, or 0.9%, to $174.8 million for the third quarter of 2004 from $176.3 million for the third quarter of 2003. The decrease was primarily due to an overall decline in the number of checks being written due to the increasing use of alternative payment methods, as well as competitive pricing pressure. These revenue decreases were partially offset by increased sales of premium-priced licensed and specialty check designs and additional value-added services, as well as a $7.7 million contract buy-out.

        Operating income increased $11.5 million, or 28.1%, to $52.5 million for the third quarter of 2004 from $41.0 million for the third quarter of 2003. This increase was the result of productivity improvements and cost management efforts, the $7.7 million contract buy-out and a $2.1 million decrease in cost of goods sold resulting from a change in accounting for inventories. During the third quarter of 2004, we changed the method of accounting for a portion of our inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. This change is discussed further in Other Matters. Partially offsetting these increases was the continuing pricing pressure and lower unit volume discussed earlier, as well as higher employee performance-based compensation expense.

        Financial Services revenue decreased $18.4 million, or 3.5%, to $508.7 million for the first nine months of 2004 from $527.1 million for the first nine months of 2003. The decrease was primarily due to competitive pricing pressure and an overall decline in the number of checks being written due to the increasing use of alternative payment methods. These revenue decreases were partially offset by increased sales of premium-priced licensed and specialty check designs and additional value-added services, as well as the timing of client gains and losses.

        Operating income increased $15.7 million, or 13.8%, to $129.7 million for the first nine months of 2004 from $114.0 million for the first nine months of 2003. As for the quarter, this increase was the result of cost management efforts, productivity improvements and lower discretionary spending, partially offset by the revenue decline.

        Direct Checks — Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names. The following table shows the results of this segment for the quarters and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$68,889	$75,105	$217,009	$231,641
Operating income	22,950	24,069	65,322	78,730
% of revenue	33.3%	32.0%	30.1%	34.0%

        Direct Checks revenue decreased $6.2 million, or 8.3%, to $68.9 million for the third quarter of 2004 from $75.1 million for the third quarter of 2003. Unit volume decreased from 2003 due to an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods, lower consumer response rates to direct mail advertisements, longer reorder cycles due to our promotional strategies for multi-box orders and lower customer retention. Partially offsetting the volume decline was an increase in revenue per unit due to price increases, the improved effectiveness of our selling techniques and continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services.

        Operating income decreased $1.1 million, or 4.6%, to $23.0 million for the third quarter of 2004 from $24.1 million for the third quarter of 2003. This decrease was primarily due to the revenue decline, partially offset by productivity improvements and a $2.4 million decrease in advertising expense due to the timing and amount of promotional spending.

        Direct Checks revenue decreased $14.6 million, or 6.3%, to $217.0 million for the first nine months of 2004 from $231.6 million for the first nine months of 2003. Unit volume decreased from 2003 due to an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods, lower consumer response rates to direct mail advertisements, longer reorder cycles due to our promotional strategies for multi-box orders and lower customer retention. Partially offsetting the volume decline was an increase in revenue per unit due to price increases, the improved effectiveness of our selling techniques and continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services.

        Operating income decreased $13.4 million, or 17.0%, to $65.3 million for the first nine months of 2004 from $78.7 million for the first nine months of 2003. This decrease was due to the revenue decline and a $5.5 million increase in advertising expense due to new product launches, higher cost per customer acquisition and the timing of promotional spending. Additionally, severance charges of $2.1 million contributed to the decrease. Further information concerning the severance charges can be found under Other Matters. These decreases were partially offset by productivity improvements.

        Business Services — Business Services sells checks, forms and related products to small businesses and home offices through financial institution referrals, business alliances and via direct mail and the Internet. Through our business referral program, our financial institution clients refer new small business customers by calling us directly at the time of new account opening. We also use a variety of direct marketing techniques to retain customers. The following table shows the results of this segment for the quarters and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$64,465	$63,436	$192,941	$182,859
Operating income	21,701	22,609	63,528	57,494
% of revenue	33.7%	35.6%	32.9%	31.4%

        Business Services revenue increased $1.1 million, or 1.6%, to $64.5 million for the third quarter of 2004 from $63.4 million for the third quarter of 2003. The increase resulted primarily from higher unit volume. Financial institution referrals increased due to the timing of client gains and losses and due to our focus on increasing the visibility of this program with our financial institution clients. Partially offsetting this improvement was the overall decline in the number of checks being written due to the increasing use of alternative payment methods.

        Operating income decreased $0.9 million, or 4.0%, to $21.7 million for the third quarter of 2004 from $22.6 million for the third quarter of 2003. The decrease was due to the loss of a large financial institution account that used Business Services financial institution referral program, partially offset by our ability to leverage fixed costs as revenues increase, as well as lower discretionary spending.

        Business Services revenue increased $10.0 million, or 5.5%, to $192.9 million for the first nine months of 2004 from $182.9 million for the first nine months of 2003. The increase resulted from increased volume from financial institution referrals, as well as improved selling techniques and price increases. Partially offsetting these improvements was the overall decline in the number of checks being written due to the increasing use of alternative payment methods.

        Operating income increased $6.0 million, or 10.5%, to $63.5 million for the first nine months of 2004 from $57.5 million for the first nine months of 2003. The increase was due to higher unit volume, lower discretionary spending and price increases.

        NEBS — NEBS is a leading provider of products and services to small businesses. Its offerings include checks, forms, packaging supplies, embossed foil anniversary seals, promotional products and other printed material which are marketed through direct sales, telesales, a direct sales force, dealers, dedicated distributors and the Internet. NEBS also designs, embroiders and sells specialty apparel products through distributors and independent sales representatives. The following table shows the results of this segment for the quarters and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$176,813	$—	$184,551	$—
Operating income	3,607	—	3,813	—
% of revenue	2.0%	—	2.1%	—

        As discussed earlier, we acquired NEBS on June 25, 2004. As such, NEBS results of operations are included in our operating results from the date of acquisition. NEBS results for the third quarter of 2004 include acquisition-related amortization expense of $9.6 million and integration expenses of $4.4 million.

Liquidity, Capital Resources and Financial Condition

        As of September 30, 2004, we had cash and cash equivalents of $13.9 million. The following table shows our cash flow activity for the first nine months of 2004 and 2003 and should be read in conjunction with the consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2004	2003

Net cash provided by operating activities	$213,452	$150,949
Net cash used by investing activities	(651,313)	(16,524)
Net cash provided (used) by financing activities	448,328	(255,843)
Effect of exchange rate change on cash	464	—

Net change in cash and cash equivalents	$10,931	$(121,418)

        Net cash provided by operating activities increased $62.6 million to $213.5 million for the first nine months of 2004 from $150.9 million for the first nine months of 2003. The increase was due primarily to a $36.2 million decrease in contract acquisition payments to financial institution clients within the Financial Services segment, a $13.0 million decrease in payments made for profit sharing and pension contributions and the 2003 increase in deferred advertising. Net cash provided by operating activities in the third quarter of 2004 was negatively impacted $18.9 million due to NEBS severance payments, payments due to executive officers under change of control agreements and profit sharing and pension payments related to NEBS pre-acquisition results of operations.

        During the first nine months of 2004, cash inflows generated from operations were utilized primarily to make income tax payments of $57.6 million, voluntary employee beneficiary association (VEBA) trust contributions of $38.0 million, employee profit sharing and pension contributions of $26.6 million, interest payments of $17.9 million and contract acquisition payments to financial institution clients of $8.3 million. Net proceeds from short-term and long-term debt of $701.0 million, cash provided by operating activities during the first nine months of 2004 of $213.5 million, cash receipts of $17.9 million from shares issued under employee plans and cash on hand of $3.0 million at December 31, 2003, enabled us to make net payments related to the NEBS acquisition of $623.6 million, to make payments on long-term debt of $166.6 million, to pay dividends of $55.7 million, to spend $26.6 million on share repurchases, to purchase capital assets of $26.2 million and to settle interest rate lock agreements for $23.6 million. The payments on long-term debt primarily related to NEBS debt assumed at the time of acquisition.

        During the first nine months of 2003, cash inflows generated from operations were utilized primarily to make income tax payments of $59.2 million, contract acquisition payments to financial institution clients of $44.6 million, employee profit sharing and pension contributions of $39.6 million and VEBA trust contributions of $32.0 million, as well as to fund changes in deferred advertising costs. The net issuance of $200.1 million of commercial paper, net cash provided by operating activities during the first nine months of 2003 of $150.9 million, cash on hand of $124.9 million as of December 31, 2002, net proceeds from the issuance of long-term debt of $49.8 million and cash receipts of $17.3 million from shares issued under employee plans enabled us to spend $453.2 million on share repurchases, to pay dividends of $61.8 million and to purchase capital assets of $15.7 million.

        We believe that important measures of our financial strength are the ratios of earnings before interest and taxes (EBIT(5)) to interest expense and free cash flow(6) to total debt. We calculate free cash flow as cash provided by operating activities less purchases of capital assets and dividends paid to shareholders. EBIT to interest expense was 13.6 times on a four-quarter trailing basis through September 30, 2004 and 16.5 times for the year ended December 31, 2003. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio on a four-quarter trailing basis of 3.0 times. The decrease in 2004 was primarily due to higher interest expense resulting from higher debt levels to fund the acquisition of NEBS and to fund share repurchases earlier in the year. This ratio will continue to decrease due to the re-financing of a portion of our short-term debt with higher rate long-term debt and also higher debt levels. Nonetheless, we believe the risk of violating our financial covenants is low as we expect solid profitability and cash flow to continue. The comparable ratio of net income to interest expense was 7.8 times on a four-quarter trailing basis through September 30, 2004 and 10.0 times for the year ended December 31, 2003. Free cash flow to total debt was 10.6% on a four-quarter trailing basis through September 30, 2004 and 13.3% for the year ended December 31, 2003. The decrease was primarily due to the higher debt level as of September 30, 2004, due to financing required for the NEBS acquisition. This impact was partially offset by higher free cash flow due to lower contract acquisition and employee profit sharing and pension payments, as well as the 2003 increase in deferred advertising. The comparable ratio of net cash provided by operating activities to total debt was 18.8% on a four-quarter trailing basis through September 30, 2004 and 30.5% for the year ended December 31, 2003.

        As of September 30, 2004, we had $1,295.7 million of debt outstanding. Of this amount, $318.6 million was classified as short-term debt and the remainder was classified as long-term debt. Our short-term debt consisted of outstanding commercial paper. During the third quarter of 2004, we increased the amount of our commercial paper program from $500.0 million to $1.0 billion and utilized commercial paper to pay-off the bridge financing agreement put in place to complete the acquisition of NEBS. During October 2004, the bridge financing agreement was canceled and we reduced our commercial paper program back to $500.0 million. The daily average amount outstanding under the bridge financing agreement during the first nine

(5)	EBIT is not a measure of financial performance under GAAP. By excluding interest and income taxes, this measure of profitability can indicate whether a company’s earnings are adequate to pay its debts. We monitor this measure on an ongoing basis, as we believe it illustrates our operating performance without regard to financing methods, capital structure or income taxes. We do not consider EBIT to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that EBIT is a useful performance measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of EBIT to interest expense illustrates how many times the current year’s EBIT covers the current year’s interest expense. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio. EBIT is derived from net income as follows (dollars in thousands):

	Twelve Months Ended
	September 30, 2004	December 31, 2003

Net income	$190,573	$192,472
Provision for income taxes	117,939	106,908
Interest expense, net	23,476	18,872

EBIT	$331,988	$318,252

(6)	Free cash flow is not a measure of financial performance under GAAP. We monitor free cash flow on an ongoing basis, as it measures the amount of cash generated from our operating performance after investment initiatives and the payment of dividends. It represents the amount of cash available for interest payments, debt service, general corporate purposes and strategic initiatives. We do not consider free cash flow to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that free cash flow is a useful liquidity measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of free cash flow to total debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities as follows (dollars in thousands):

	Twelve Months Ended
	September 30, 2004	December 31, 2003

Net cash provided by operating activities	$243,970	$181,467
Purchases of capital assets	(32,539)	(22,034)
Cash dividends paid to shareholders	(74,404)	(80,453)

Free cash flow	$137,027	$78,980

months of 2004 was $83.2 million at a weighted-average interest rate of 2.07%.

        Our commercial paper program currently carries a credit rating of A2/P2. This credit rating was downgraded from A1/P1 during the second quarter of 2004 due to the additional debt we issued in conjunction with the acquisition of NEBS. If for any reason we were unable to access the commercial paper markets, we would rely on our committed lines of credit for liquidity. The daily average amount of commercial paper outstanding during the first nine months of 2004 was $361.2 million at a weighted-average interest rate of 1.45%. As of September 30, 2004, $914.3 million was outstanding at a weighted-average interest rate of 1.89%. The daily average amount of commercial paper outstanding during 2003 was $149.4 million at a weighted-average interest rate of 1.15%. As of December 31, 2003, $213.3 million was outstanding at a weighted-average interest rate of 1.11%.

        On October 1, 2004, we issued $600.0 million of long-term notes via a private placement under Rule 144A of the Securities Act of 1933. The net proceeds from this debt of $595.6 million were utilized to pay outstanding commercial paper. As such, $595.6 million of commercial paper debt is presented as long-term debt in our consolidated balance sheet as of September 30, 2004. We issued $325.0 million of senior, unsecured notes which mature on October 1, 2007 and have a coupon rate of 3.5%. We also issued $275.0 million of senior, unsecured notes which mature on October 1, 2014 and have a coupon rate of 5.125%. The notes include covenants that place restrictions on the issuance of debt that would be senior to the notes and the execution of certain sale-leaseback arrangements. We have agreed to file a registration statement with the Securities and Exchange Commission relating to an exchange offer for the notes, or under certain circumstances, to file a shelf registration statement for the notes.

        We also have committed lines of credit which primarily support our commercial paper program. We have a 364-day line of credit for $100.0 million which expires in July 2005 and carries a commitment fee of ten basis points (.10%). We also have two five-year lines of credit. One five-year line of credit is for $175.0 million and expires in August 2007. The other line of credit is for $225.0 million and expires in July 2009. Both five-year lines of credit carry commitment fees of 12.5 basis points (.125%). The credit agreements governing the lines of credit contain customary covenants regarding the ratio of EBIT to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first nine months of 2004 or during 2003, and no amounts were outstanding under these lines of credit as of September 30, 2004.

        To the extent not needed to support outstanding commercial paper or letters of credit, we may borrow funds under our lines of credit. As of September 30, 2004, $131.8 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows (dollars in thousands):

	Total available	Amount outstanding	Net available	Expiration date

364-day line of credit	$100,000	$—	$100,000	July 2005
Five year line of credit	175,000	—	175,000	August 2007
Five year line of credit	225,000	—	225,000	July 2009
Bridge financing line of credit	550,000	—	550,000	May 2005

Total committed lines of credit	$1,050,000	$—	1,050,000

Commercial paper outstanding			(914,250)
Letters of credit outstanding			(3,989)

Net available for borrowing as of
September 30, 2004			$131,761

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during the first nine months of 2004 or during 2003, and no amounts were outstanding under this line of credit as of September 30, 2004.

        Absent certain defined events of default under our committed credit facilities, there are no significant contractual restrictions on our ability to pay cash dividends.

        In addition to the $595.6 million of commercial paper classified as long-term debt as of September 30, 2004, our long-term debt consisted of $373.4 million of long-term notes, net of discount and $8.0 million due under capital lease obligations. During the third quarter of 2004, as a result of the additional debt we issued to complete the acquisition of NEBS, our long-term credit rating was downgraded to ‘BBB+ (negative outlook)’ from ‘A’ by Standard & Poor’s and was downgraded to ‘Baa1 (stable)’ from ‘A2’ by Moody’s Investors Service. We do not expect these downgrades to impact our ability to borrow and our credit facilities do not have covenants or events of default tied to maintaining our credit rating.

        In December 2002, we issued $300.0 million of senior, unsecured notes which mature in December 2012 and have a coupon rate of 5.0%. The proceeds from these notes were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital.

        On April 30, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. This shelf registration allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. The shelf registration statement became effective on July 8, 2003. In September 2003, we issued $50.0 million of medium-term notes. These notes mature in September 2006 and have a coupon rate of 2.75%. In November 2003, we issued $25.0 million of medium-term notes which mature in November 2005 and have an interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate is reset on a quarterly basis.

        In August 2003, the board authorized the repurchase of up to 10 million shares of our common stock. As of September 30, 2004, we had repurchased 2.1 million shares under this authorization. Although this authorization remains in place, we will most likely not repurchase additional shares in the near future. Instead, we intend to focus on paying off a portion of the debt we issued to complete the NEBS acquisition.

        Changes in financial condition – The table included earlier under Acquisition of New England Business Service, Inc. illustrates the preliminary allocation of the NEBS purchase price to the assets acquired and liabilities assumed.

        Other current assets increased $33.7 million to $53.7 million as of September 30, 2004 from $20.0 million as of December 31, 2003. In addition to the other current assets acquired from NEBS, the increase resulted from contributions made to the VEBA trust which we use to fund employee and retiree medical and severance payments. Contributions of $38.0 million were made to the trust in the first nine months of 2004.

        Other non-current assets increased $2.6 million to $160.1 million as of September 30, 2004 from $157.5 million as of December 31, 2003. The increase resulting from the acquisition of NEBS was partially offset by a $9.5 million decrease in contract acquisition costs of our Financial Services segment. Contract acquisition costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the first nine months of 2004 were as follows (dollars in thousands):

Balance, December 31, 2003	$96,085
Cash payments	8,319
Change in accruals	6,343
Amortization	(24,152)

Balance, September 30, 2004	$86,595

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

        Total debt increased $700.8 million to $1,295.7 million as of September 30, 2004 from $594.9 million as of December 31, 2003 due primarily to the financing required to complete the acquisition of NEBS.

        Shareholders’ deficit decreased $84.3 million to $213.8 million as of September 30, 2004 from $298.1 million as of December 31, 2003. We are in a deficit position due to the required accounting treatment for share repurchases. During 2001, we repurchased 11.3 million common shares at a cost of $345.4 million; during 2002, we repurchased 3.9 million common shares at a cost of $172.8 million; and in 2003, we repurchased 12.2 million common shares at a cost of $508.2 million. During the first nine months of 2004, we repurchased 0.6 million common shares at a cost of $25.5 million. Given the strength of our financial position, as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect our shareholders’ deficit position to result in any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition.

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

        As discussed earlier, we acquired NEBS on June 25, 2004. Immediately following the acquisition, we retired $165.1 million of NEBS long-term debt. NEBS remaining debt as of September 30, 2004 consisted of capital lease obligations of $0.4 million. NEBS also has various operating lease and purchase obligations. We are currently completing a detailed analysis and compilation of these obligations.

Contingent Commitments/Off-balance Sheet Arrangements

        In connection with the spin-off of our former eFunds segment on December 29, 2000, we agreed to indemnify eFunds for future losses arising from any litigation based on the conduct of eFunds’ electronic benefits transfer and medical eligibility verification business prior to eFunds’ initial public offering in June 2000, and for certain future losses on identified loss contracts in excess of eFunds’ accrual for contract losses as of April 30, 2000. The maximum contractual amount of litigation and contract losses for which we would indemnify eFunds is $14.6 million. This agreement remains in effect until one year after the termination of the identified loss contracts or until all disputes have been settled. All identified loss contracts are scheduled to expire by 2006. Through September 30, 2004, no amounts have been paid or claimed under this indemnification agreement. This obligation is not reflected in the consolidated balance sheets, as it is not probable that any payment will occur.

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

Related Party Transactions

        We entered into no significant related party transactions during the first nine months of 2004 or during 2003.

Critical Accounting Policies

        A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2003. There were no changes to these accounting policies during the first nine months of 2004.

        During the first quarter of 2004, we revised the estimated useful lives for certain of our software and production assets, as we anticipate that the assets will be replaced or retired sooner than originally anticipated. The weighted-average useful life for these assets was shortened from 8.0 years to 6.8 years. This change in accounting estimate is expected to result in increased depreciation and amortization expense of $8.5 million in 2004. In the third quarter of 2004, $2.6 million of this additional expense was recorded, and during the nine months ended September 30, 2004, $6.0 million of this additional expense was recorded. Even with this change in accounting estimate, we expect total depreciation and amortization expense in 2004 to be comparable to 2003, excluding the impact of the NEBS acquisition.

Other Matters

        Restructuring charges — During the third quarter of 2004, we recorded restructuring charges of $2.2 million for severance related to the planned closing of our Financial Services check printing facility located in Dallas, Texas and the previously announced closing of our Direct Checks check printing facility located in Anniston Alabama, as well as various employee reductions primarily within our Financial Services segment. The closing of the Dallas facility is primarily due to the loss of a major financial institution client whose contract expires at the end of 2004. Additionally, cost management is one of our strategic objectives, and we are continually seeking ways to lower our cost structure. We anticipate that the Dallas and Anniston facilities will be closed during the fourth quarter of 2004 and the other employee reductions will be completed during the first half of 2005. The related severance payments will be funded by cash from operations. The restructuring charges include estimated severance benefits for 162 employees. The severance benefits for employees in our Anniston facility were accrued over the second and third quarters of 2004, as they are payable under a one-time severance benefit plan. The other employee reductions are payable under our ongoing severance benefit plan and were accrued in their entirety in the third quarter of 2004. Also during the third quarter of 2004, we reversed $0.1 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals are reflected as cost of goods sold of $1.5 million and SG&A expense of $0.6 million in our consolidated statement of income for the quarter ended September 30, 2004.

        During the first and second quarters of 2004, we recorded restructuring charges of $2.8 million for severance related to the planned closing of our Direct Checks check printing facility located in Anniston, Alabama, as well as reductions within various functional areas within our Direct Checks and Financial Services segments and our corporate support group. The restructuring charges include estimated severance benefits for 309 employees, including the employees in our Anniston, Alabama facility which is expected to close in the fourth quarter of 2004. We expect the other employee reductions to also be substantially completed by the end of the year. Also during the first and second quarters of 2004, we reversed $1.1 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. The restructuring charges and reversals recorded during 2004 are reflected as cost of goods sold of $1.6 million and SG&A expense of $2.2 million in our consolidated statement of income for the nine months ended September 30, 2004.

        Thus far in 2004 we have closed three Financial Services check printing facilities located in Indianapolis, Indiana, Pittsburgh, Pennsylvania and Campbell, California. During 2003, we announced other employee reductions across various functional areas within Financial Services and our corporate support group. These reductions were substantially completed during the first quarter of 2004.

        As a result of the completed and planned facility closings and other employee reductions, we expect to realize net cost savings of approximately $4 million in cost of goods sold and $17 million in SG&A expense in 2004. Beginning in 2005, we anticipate net cost savings of approximately $23 million in cost of goods sold and $22 million in SG&A expense. Reduced costs consist primarily of labor and facility expenses, such as insurance, taxes, depreciation and maintenance. In addition to a total of $17 million of severance payments, we are also incurring costs related to the closing of facilities such as equipment moves, training and travel. These costs are expensed as incurred, primarily as cost of goods sold, and are expected to total approximately $2 million. Of this amount, $1.1 million was expensed in the first nine months of 2004 and $0.3 million was expensed in 2003. The majority of the remaining expenses will be recognized in the fourth quarter of 2004 as we complete the closure of our Dallas and Anniston facilities. We are also improving our remaining check printing facilities to allow them to handle the increased volume. These improvements, which are expected to total approximately $6 million, will be capitalized and depreciated, primarily as cost of goods sold, over their estimated useful lives. During the first nine months of 2004, $3.2 million was spent on these improvements; and during 2003, we spent $1.4 million.

        In conjunction with the acquisition of NEBS, we assumed restructuring accruals of $1.3 million related to NEBS facility closings which were completed prior to the acquisition. Employee severance payments related to these facility closings are expected to be substantially completed by the end of 2004, utilizing cash from operations. Additionally, as a result of the acquisition, we recorded restructuring accruals of $20.5 million related to activities of NEBS which will be exited as we combine the two companies and execute a shared services model for both manufacturing and certain SG&A functions. These accruals include severance payments for 283 employees in information services, sales, finance and human resources, as well as employees of NEBS Tucker, Georgia printing facility which we expect to close during the fourth quarter of 2004. This amount also includes payments due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminate redundancies between the two companies. The related payments are expected to be substantially completed by the end of 2005, utilizing cash from operations. As these accruals were included in the liabilities recorded upon acquisition, they are not reflected in our consolidated statements of income. As a result of these employee reductions, we expect to realize cost savings of approximately $1 million in cost of goods sold and $15 million in SG&A expense beginning in 2005.

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

        Total stock-based compensation expense was $2.9 million for the third quarter of 2004. This expense is reflected as cost of goods sold of $0.2 million and SG&A expense of $2.7 million in our consolidated statement of income for the quarter ended September 30, 2004. For the first nine months of 2004, total stock-based compensation expense was $8.7 million, with $0.7 million reflected in cost of goods sold and $8.0 million reflected in SG&A expense in our consolidated statement of income.

        Change in accounting for inventories — On July 1, 2004, we changed the method of accounting for a portion of our inventories. Inventories previously accounted for under the LIFO method will now be accounted for using the FIFO method. This change resulted in a decrease in cost of goods sold of $2.2 million, or $0.03 per diluted share, during the third quarter of 2004, primarily in our Financial Services segment. The impact on previously reported financial statements was not significant enough to warrant restatement of those financial statements to reflect this change. We consider the FIFO method to be preferable. The effect on net income of utilizing the LIFO method is not significantly different than the results that would be obtained using the FIFO method. Thus, the administrative effort of maintaining LIFO accounting records does not result in improved reporting of our results of operations. Additionally, the recently acquired NEBS business utilizes the FIFO method. This change results in a consistent accounting methodology across the company.

        New accounting pronouncement — In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, including the required financial statement disclosures, and supersedes the previous guidance issued by the FASB in January 2004. The new Medicare law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plans do provide prescription drug coverage which is at least actuarially equivalent to the Medicare plan. Effective April 1, 2004, we have elected to adopt the accounting treatment required by FSP No. FAS 106-2 utilizing the retroactive application method. In accordance with this accounting guidance, we completed a re-measurement of our plan assets and liabilities as of December 31, 2003. The federal subsidy provided for under the new Medicare law resulted in a $9.5 million reduction in our accumulated post-retirement benefit obligation as of December 31, 2003 and resulted in a $0.7 million reduction in our post-retirement benefit expense for the nine months ended September 30, 2004.

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

        We anticipate that the decline in unit volume and the continuing pricing pressure faced by Financial Services will be partially offset by steps we are taking to increase revenue per unit, such as the Financial Services DeluxeSelect program, improved selling techniques within Direct Checks and Business Services and expanded product offerings in all three segments. Additionally, the acquisition of NEBS expands our product offerings, customer base and non-check revenue. We expect NEBS to contribute approximately $200 million of revenue in the fourth quarter of 2004. We also expect that for the full year, NEBS operating income will offset the additional interest expense resulting from the debt we issued to complete the acquisition. We will also continue to focus on value and service. We are committed to focusing on financial institutions who value high quality, superior service and the best experience for their customers. We believe this approach will allow us to retain business and also attract new clients who want to maximize their check programs.

        Excluding the impact of NEBS, we anticipate that operating income will be up slightly in 2004 as compared to 2003. As discussed earlier under Other Matters, we expect to realize approximately $21 million of net cost savings in 2004 from the closing of check printing facilities and other employee reductions. We anticipate that these savings will be offset to a large extent by the pricing pressure facing Financial Services and the decline in check usage. We expect diluted earnings per share to be between $0.83 and $0.87 for the fourth quarter of 2004 and approximately $3.85 for the full year.

        We anticipate that operating cash flow will exceed $250 million in 2004, compared to $181.5 million in 2003. The increase is due primarily to lower contract acquisition payments to financial institution clients, lower payments for performance-based employee compensation and the 2003 change in deferred advertising and accounts payable.

        We expect to spend approximately $40 million on purchases of capital assets during 2004. Approximately $20 million is projected to be devoted to maintaining our business, with the remainder targeted primarily for information technology initiatives.

        The 10 million share repurchase authorization approved by our board of directors in August 2003 remains in place. We will most likely not repurchase additional shares in the near future, but will focus on paying off a portion of the debt issued to complete the acquisition of NEBS. We currently have no plans to change our dividend payout level.

        Looking forward to 2005, we expect Financial Services revenue to decrease approximately $110 million and operating margin to decrease 4 to 6 percentage points due to the loss of a major financial institution client and continued pricing pressure. As we reported last quarter, after an intense competitive bidding process, we lost a major financial institution client whose contract expires at the end of 2004. We expect these pricing pressures to continue, and while we remain focused on being the low cost producer, it is becoming increasingly difficult to offset all of the revenue loss in the Financial Services segment through our cost management efforts.

        We intend to continue seeking cost saving opportunities throughout the company. One example is the implementation of a new sales and distribution system in our order processing and call center operations. This new system will reduce redundancy while standardizing systems and processes. This project is expected to be completed by the end of 2005.

        In the meantime, our focus over the next several months will be the successful integration of NEBS. We have announced our intention to utilize a shared services approach for both manufacturing and certain SG&A functions. This approach will most likely result in the exit of certain activities. However, to ensure that we continue to meet customer expectations, significant analysis is required before all such plans can be finalized. We estimate that we will be able to eliminate at least $25 million of costs beginning in 2005, as we take advantage of operational synergies. Additionally, we will be exploring the most effective ways to take maximum advantage of NEBS industry position and the potential to introduce products across multiple channels.

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

        Check printing is, and is expected to continue to be, an essential part of our business and the principal source of our operating income. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, according to our estimates, the total number of checks written by individuals and small businesses continued to decline slightly in 2003, and the total number of personal, business and government checks written in the United States has been in decline since the mid-1990s. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for checks and a material, adverse effect on our business, results of operations and prospects.

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

        Our direct-to-consumer businesses, including portions of our newly acquired NEBS business, have experienced declines in response and retention rates related to direct mail promotional materials. We believe that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by our target customers, the gradual obsolescence of NEBS standardized forms products and in the case of our direct-to-consumer check business, the multi-box promotional strategies employed by us and our competitors. To offset these impacts, we may have to modify and/or increase our marketing and sales efforts, which could result in increased expense. The profitability of our direct-to-consumer businesses depends in large part on our ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising, and there can be no assurances regarding the future cost, effectiveness and/or availability of suitable advertising media. Competitive pressure may inhibit our ability to reflect any of these increased costs in the prices of our products. We can provide no assurance that we will be able to sustain our current levels of profitability in this situation.

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

        Our failure to successfully implement a project we have undertaken to replace major portions of our existing sales and distribution systems could negatively impact our business.

        During 2005, we plan to implement a new sales and distribution system in major portions of our order processing and call center operations. Once implemented, we expect the new system to reduce redundancy while standardizing systems and processes and reduce our costs. This is a significant information systems project with wide-reaching impacts on our internal operations and business. We can provide no assurance that the amount of this investment will not exceed our expectations and result in materially increased levels of expense. There is also no assurance that this initiative will achieve the expected cost savings or result in a positive return on our investment. Additionally, if the new system does not operate as intended, or is not implemented as planned, there could be disruptions in our business which could adversely affect our results.

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

        Our check printing facilities are subject to many existing and proposed federal and state regulations designed to protect the environment. In some instances, we owned and operated our check printing facilities before the environmental regulations came into existence. We have sold former check printing facilities to third parties and in some instances have agreed to indemnify the buyer of the facility for certain environmental liabilities. We have obtained insurance coverage related to environmental issues at certain of these facilities. We believe that, based on current information, we will not be required to incur additional material and uninsured expense with respect to these sites, but unforeseen conditions could result in additional exposure at lesser levels.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first nine months of 2004, we utilized commercial paper to pay off the bridge financing agreement used to finance the NEBS acquisition, as well as to fund working capital requirements. On October 1, 2004, we refinanced a portion of our commercial paper debt with fixed rate, long-term debt. In addition, we have various lines of credit available and capital lease obligations which are due through 2009. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2004, our total debt was comprised of the following (dollars in thousands):

	Carrying amount	Fair value(1)	Weighted- average interest rate

Commercial paper	$914,250	$914,250	1.89%
Long-term notes maturing December 2012	298,446	299,181	5.00%
Long-term notes maturing September 2006	50,000	49,500	2.75%
Long-term notes maturing November 2005	25,000	24,956	1.75%
Capital lease obligations maturing through
September 2009	7,972	7,972	10.41%

Total debt	$1,295,668	$1,295,859	2.69%

(1) Based on quoted market rates as of September 30, 2004, except for our capital lease obligations which are shown at carrying value.

        Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $3.6 million for the first nine months of 2004 and $1.0 million for the first nine months of 2003.

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

        During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the $600.0 million debt we issued in October 2004. We terminated these agreements on September 28, 2004, yielding a deferred pre-tax loss of $23.6 million. This loss is reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheet as of September 30, 2004 and will be reclassified ratably to our statements of income as an increase to interest expense over the term of the related debt.

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

        (b)    Internal Control over Financial Reporting — No change in our internal control over financial reporting identified in connection with such evaluation during the quarter ended September 30, 2004, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, we completed the acquisition of NEBS on June 25, 2004 and have not completed our documentation and testing of NEBS internal control over financial reporting at this time.

PART II–OTHER INFORMATION

Item 1.   Legal Proceedings.

        We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

        During the third quarter of 2004, we did not purchase any of our own equity securities. In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date. We do not intend to purchase additional shares in the near future, as we will focus on paying off our outstanding debt. However, we have not terminated this authorization and may purchase additional shares under this authorization.

Item 6.   Exhibits.

Exhibit Number	Description	Method of Filing
1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

Exhibit Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)	*

4.1	Amended and Restated Rights Agreement, dated as of January 31, 1997, by and between us and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Commission on February 7, 1997)	*

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

4.3	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)	*

4.4	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.5	Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 5-year revolving credit agreement (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)	*

Exhibit Number	Description	Method of Filing
4.6	Credit Agreement, dated as of May 27, 2004, by and between us, Bank One, NA, The Bank of New York and Wachovia Bank, National Association (incorporated by reference to Exhibit (b) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

4.7	Revolving Credit Agreement dated as of July 22, 2004 among us, Bank One, NA as administrative agent, Credit Suisse First Boston as Syndication Agent, The Bank of New York, the Bank of Tokyo-Mitsubishi, Ltd., and Wachovia Bank, National Association as documentation agents and the other financial institutions party thereto, related to a $100,000,000 364-day revolving credit agreement (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)	*

4.8	Revolving Credit Agreement dated as of July 22, 2004 among us, Bank One, NA as administrative agent, Credit Suisse First Boston as Syndication Agent, The Bank of New York, the Bank of Tokyo-Mitsubishi, Ltd., and Wachovia Bank, National Association as documentation agents and the other financial institutions party thereto, related to a $225,000,000 5-year revolving credit agreement (incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)	*

4.9	Registration Rights Agreement, dated October 1, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

4.10	Officer’s Certificate and Company Order Authorizing $325,000,000 of our Senior Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

4.11	Specimen of Rule 144A Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

4.12	Officer’s Certificate and Company Order Authorizing $275,000,000 of our 5 1/8% Senior Notes due 2014 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

4.13	Specimen of Rule 144A Notes due 2014 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

Exhibit Number	Description	Method of Filing

12	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

___________________
*  Incorporated by reference

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: November 4, 2004	/s/ Lawrence J. Mosner

Lawrence J. Mosner
Chief Executive Officer
(Principal Executive Officer)
Date: November 4, 2004	/s/ Douglas J. Treff

Douglas J. Treff
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 4, 2004	/s/ Katherine L. Miller

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