Form 10-K
period 2004-12-31
DELUXE CORP
filed 2005-03-16
CIK 27996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

Commission file number 1-7945

DELUXE CORPORATION (Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (651) 483-7111 Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	New York Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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
 ✓   Yes _____ No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,160,845,296 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on June 30, 2004. The number of outstanding shares of the registrant's common stock as of March 7, 2005, was 50,505,120.

Documents Incorporated by Reference:

1.	Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

PART I

Item 1. Business.

Deluxe Corporation was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988 our company was named Deluxe Check Printers, Incorporated. Our principal corporate offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966. Our main telephone number is (651) 483-7111.

COMPANY OVERVIEW

        We provide a wide range of personalized printed products and services to small businesses, financial institutions and consumers. Our two largest product groups are checks and business forms.

        We are the largest provider of checks in the United States, both in terms of revenue and the number of checks produced. We provide check printing and related services for approximately 8,000 financial institution clients, as well as providing personalized checks, related accessories and fraud prevention services directly to consumers and small businesses.

        We are also a leading provider of printed forms to small businesses, providing products to more than six million customers. Printed forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. We produce computer forms compatible with most accounting software packages commonly used by small businesses. We also provide stationery, letterhead, envelopes and business cards in a variety of formats and ink colors. These items are designed to provide small business owners with customized documents necessary to efficiently manage their business. We also provide promotional printed items designed to fulfill a variety of selling and marketing needs.

        We use direct response marketing, financial institution referrals, sales representatives, independent distributors and the Internet to market and sell our products and services.

ACQUISITION OF NEW ENGLAND BUSINESS SERVICE, INC.

        On June 25, 2004, we completed our acquisition of New England Business Service, Inc. (NEBS) for $639.8 million. NEBS is a leading provider of products and services to small businesses. NEBS offerings include checks, forms, packaging supplies, embossed foil anniversary seals, promotional products and other printed material and payroll services which are marketed through direct response marketing, financial institution referrals, independent distributors, sales representatives and the Internet. Strategically, we both serve small business customers, and the acquisition expands our product offerings, customer base and non-check revenue. With this acquisition, we added established brands to our business and created opportunities for productivity improvements and cost synergies. For a more detailed description of the NEBS acquisition and related financing, see the caption “Note 4: Acquisition of New England Business Service, Inc.” of the Notes to Consolidated Financial Statements appearing in Part II of this report.

        The acquisition of NEBS brought several brand names to Deluxe. These include NEBS®, Safeguard®, McBee®, Chiswick®, Histacount®, SYCOM®, Bags & Bows®, Main Street® and Holiday Expressions®.

        Following the acquisition of NEBS and a review of our combined strategic approach, we decided to sell NEBS’ European businesses and PremiumWear, which provides specialty apparel products. Historical results related to PremiumWear and Europe are presented as discontinued operations in our consolidated financial statements. For a more detailed description of these discontinued operations, see the caption “Note 5: Discontinued operations” of the Notes to Consolidated Financial Statements appearing in Part II of this report.

BUSINESS SEGMENTS

        Our business segments subsequent to the NEBS acquisition consist of the following: Small Business Services, Financial Services and Direct Checks. Our businesses are generally organized by type of customer and reflect the way we manage the company. Additional information concerning our segments appears under the caption “Note 15: Business segment information” of the Notes to Consolidated Financial Statements appearing in Part II of this report.

Small Business Services

        Small Business Services (SBS) is comprised of the newly acquired NEBS business and our former Business Services segment. This segment is our largest in terms of revenue, and we intend to concentrate on growth in this segment. SBS endeavors to be the leading resource of business products to small businesses by integrating existing products and distribution channels and by adding new ones. We currently sell business checks, forms and related printed products to more than six million small businesses and home offices. We also distribute packaging, shipping and warehouse supplies, advertising specialties and other business products. We provide payroll services to small businesses in the United States and Canada.

        The majority of SBS products are distributed through more than one channel. Our primary channel is direct mail, in which promotional advertising offering our products is delivered by mail to small businesses. These efforts are supplemented by the prospecting and account development efforts of an outbound telemarketing group. We also utilize a field sales organization which calls on small businesses, mainly under the McBee and Chiswick brand names. A third channel of distribution is our network of independent local dealers and distributors. We also utilize financial institution referrals and the Internet to market and distribute our products. Customer service for initial order support, product reorders and routine service is provided by a network of representatives located throughout the United States and Canada.

        As we concentrate on growing this segment, we will focus on the following:

•	Expand sales to new and existing customers – With our broader portfolio of products and services, as well as refinements in our selling techniques, we anticipate increasing our revenue per customer.

•	Increase new customer acquisition – We will focus on increasing customer acquisition through all of our distribution channels, especially our financial institution referral channel. This channel is a less expensive method of new customer acquisition and provides access to small business customers in their start-up stage.

•	Provide excellent customer service – We strive to retain customers by consistently meeting our customers’ needs in a manner that is efficient and easy.

        We continue to focus on integrating the operations of NEBS to lower costs and improve efficiencies. We closed one NEBS printing facility in 2004 and have announced plans to close two additional printing facilities. We also continue to eliminate redundancies between the two companies and will seek other means to further lower our cost structure.

Financial Services

        Financial Services is the leading supplier of checks and check-related products and services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention. Our relationships with specific financial institutions are usually formalized through supply contracts averaging three to five years in duration. Consumers and small businesses typically submit their check orders to their financial institution, which then submits the orders to us. We then process the orders and ship them directly to the consumers and small businesses. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed designs we offer, including Disney®, Warner Brothers®, NASCAR®, Harley-Davidson®, Coca-Cola® and Laura Ashley®. We are committed to our financial institution relationships and seek to strengthen and expand them by emphasizing the breadth and value of our checks and related products and services.

        In 2004 we launched Deluxe ID TheftBlock™ and DeluxeCard™ Visa® gift card. ID TheftBlock is an advanced suite of monitoring and protection services which we offer to consumers on behalf of our financial institution clients. ID TheftBlock enhances traditional identity protection tools by adding check order screening, daily credit monitoring, access to fraud resolution assistance and a comprehensive membership kit. The DeluxeCard Visa gift card is an open-system prepaid card that allows financial institutions to meet growing consumer demand for a versatile payment tool and universal gift solution.

        Our DeluxeSelectSM program provides financial institution customers with more information regarding check and check-related products as they interact directly with our professional sales associates, our voice response system or our website when placing an order. We actively promote our broad product offerings during both the new account opening and check re-ordering processes by engaging consumers through our call centers, advanced Internet ordering capabilities and point-of-sale marketing support at financial institution branch offices. The benefits of this program include: 1) increased financial institution customer satisfaction from selecting a check style that reflects their personal interests and taste; 2) increased revenue and enhanced profitability for our financial institution clients as they realize the value of our merchandising and check ordering process; 3) lower costs for financial institutions because we perform this work on their behalf; and 4) increased accuracy. As of the end of 2004, over 5,000 clients had enrolled in DeluxeSelect.

        We have continued to expand our Knowledge Exchange Series where we host knowledge exchange expos, conduct web seminars and host special industry conference calls, as well as offer specialized publications. These events allow knowledge to be shared with and among our financial institution clients to help financial leaders develop ways to improve customer experiences. We believe that a leading concern for financial institutions is finding innovative ways to satisfy customers. Our Knowledge Exchange Series represents a new approach to identify areas of opportunity and develop strategies to transform financial transactions into compelling and memorable interactions for customers.

Direct Checks

        Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brand names. Through these two brands, we sell personal and business checks, as well as related products, using direct response marketing and the Internet. We believe the direct-to-consumer personal check printing portion of the payments industry accounts for approximately 20% of all personal checks sold.

        We use a variety of direct marketing techniques to acquire new customers, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites which include: www.checksunlimited.com, www.designerchecks.com and www.checks.com. Our direct-to-consumer focus has resulted in us having a customer base of over 40 million lifetime customers, the highest brand awareness, as well as the most advertising impressions in the direct-to-consumer marketplace.

        We compete primarily on price and design. Although pricing is roughly equal within the direct-to-consumer segment, pricing is generally lower than in the financial institution segment. We also compete on design by seeking to offer the most attractive selection of images with high consumer appeal, many of which are acquired or licensed from well-known photographers, artists, and organizations such as Disney, Thomas Kinkade, and NASCAR.

MANUFACTURING

        We continue to invest in areas of the business where we can reduce costs and increase productivity. We continue to use a lean and cellular approach in our manufacturing facilities. Within the lean and cellular manufacturing environment, a group of employees works together to produce products, rather than those same employees working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, the results are improvements in quality and service levels and reductions in costs. We closed six check printing facilities in 2004. The expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage due to the use of alternative payment methods, allows us to reduce the number of production facilities while still meeting client requirements. We have announced our intention to utilize a shared services approach to manufacturing. We are currently organizing our printing operations by region to enhance our focus on creating centers of operational excellence with a culture of continuous improvement. This means that we will be able to create blended sites which can serve a variety of brands. As a result, we will be able to reduce costs and improve performance by using our assets and printing technology more efficiently and by enabling employees to better leverage their capabilities and talents.

INDUSTRY OVERVIEW

Checks

        Checks are the largest single non-cash payment type in the United States. According to a Federal Reserve study released in December 2004, approximately 37 billion checks are processed annually. This currently comprises about 45% of the total payment transactions in the United States. However the use of checks is declining. The combined total of alternative payment methods (which include credit cards, electronic payment methods, the use of direct deposit, etc.) only recently has become more heavily used than checks. We expect this trend to continue. The sale of checks continues to be our predominant revenue stream.

Small Business Customers

        The Small Business Administration’s Office of Advocacy defines a small business as an independent business having fewer than 500 employees. In 2003, the most recent date for which information is available, it was estimated that there were approximately 23.7 million small businesses in the United States. This represents 99.7% of all employer firms. Small businesses employ half of all private sector employees and generated 60% to 80% of net new jobs annually over the last decade.

        The small business market is impacted by economic conditions and the rate of small business formations. Currently, small business growth is strong, which parallels the growth in the overall economy and recent Federal Reserve surveys which have noted an increase in small business loans. According to the National Federation of Independent Business (NFIB), small business optimism was at record highs during 2004. In addition, spending and hiring plans are at historically high levels and profit trends support small businesses’ ability to deliver on capital spending and expansion plans.

        The small business customer is an integral part of our business. We design, produce and distribute business checks, forms, envelopes, industrial packaging and related products. Some of the products we sell, such as manual and computer forms are in decline. New technologies have provided small business customers with alternative means to enact and record business transactions. To date, we have been able to offset these declines by increasing our customer base and through growth opportunities in packaging supplies, promotional products and payroll services. The use of checks among small businesses has thus far not been impacted significantly by the use of alternative payment methods. This market is impacted more significantly by economic conditions and the rate of small business formations.

Financial Institution Clients

        Checks are most commonly ordered by customers through their financial institution. Currently we believe about 80% of all check sales to individuals are made in this manner. Financial institutions include banks, credit unions and other financial services companies. Several developments related to financial institutions have affected the industry:

•	Financial institutions seek to retain the profitability of checks, despite the decline in check usage. This has put significant pricing pressure on check printers.

•	Financial institutions continue to consolidate through mergers and acquisitions. Normally, the newly combined entity seeks to have its checks provided at the lowest price either entity was able to obtain pre-combination. In addition, the combined entity may elect to have only one preferred check provider and will often seek higher discounts due to the higher order volumes expected post-combination. These factors result in check providers competing intensely on price in order to retain not only their previous business with the financial institution, but also to gain the business of the other party in the merger/acquisition.

•	Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, the average length of our contracts with financial institutions is between three and five years. However, the term can be affected when contracts are renegotiated due to a consolidation of financial institutions.

•	Historically, only larger regional and national banks would require a pre-paid product discount, made in the form of cash incentives, paid at the beginning of a contract. Recently, this trend has become more common with smaller institutions as well. These contract acquisition payments negatively impact check producers’ cash flows in the short-term.

Competition

        In the check printing portion of the payments industry, we face considerable competition from several other check printers, and we expect competition to intensify as this portion of the payments industry continues to decline. As we expand our e-commerce presence, we face competition from check printing software vendors and from Internet-based sellers of checks and related products. We also face competition from alternative payment methods, including automated teller machines, credit cards, debit cards and electronic payment systems, such as pre-authorized payments and electronic bill presentment and payment.

        In the check printing business, the principal factors on which we compete are product and service breadth, price, convenience, quality and program management. From time to time, some of our check printing competitors have reduced the prices of their products in an attempt to gain greater volume. The corresponding pricing pressure placed on us has resulted in reduced profit margins and some loss of business due to our refusal to meet competitor pricing that fell below our profitability targets. Continuing pressure could result in additional margin compression. Additionally, product discounts in the form of cash incentives payable upon financial institution contract execution have been a practice within the industry since the late 1990s. However, beginning in 2001 as competitive pressure intensified, both the number of financial institution clients requiring these payments and the size of the payments have increased. These up-front payments negatively impact the industry’s cash flows in the short-term and may result in additional pricing pressure when the financial institution also negotiates for greater product discount levels throughout the term of the contract.

        The small business forms and supplies industries are highly competitive. We believe we are well positioned in these markets by having a broad customer base, comprehensive small business product and service offerings, multiple distribution channels, established relationships with our financial institution clients, reasonable prices, high quality and dependable service.

        In the small business forms and supplies industry, the competitive factors influencing a customer’s purchase decision are product guarantees, breadth of product line, speed of delivery, product quality, price, convenience and customer service. Our primary competitors for printed products are local printers, business form dealers, contract stationers and office product superstores. Local printers provide personalization and customization, but can be limited on the variety of products and services, as well as the level of printing sophistication. Office superstores offer a variety of products at competitive prices, but can only provide limited personalization or customization, if any. In addition, at present, we are aware of more than twenty major independent companies or divisions of companies offering printed products and business supplies to small businesses through direct mail, distributors or a direct sales force.

Raw Materials and Supplies

        The principal raw materials used in producing our main products are paper, ink and cartons, which we purchase from various sources. We also purchase stock business forms produced by third parties. We believe that we will be able to obtain an adequate supply of materials from current or alternative suppliers. We also utilize a paper printing plate material that is available from only a limited number of sources. We believe we have a reliable source of supply for this material and that we maintain an inventory sufficient to avoid any production disruptions in the event of an interruption of its supply.

Governmental Regulation

        We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act (the Act) and other federal regulation and state law on the same subject. These laws and regulations require us to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter.

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

EMPLOYEES

        As of December 31, 2004, we employed 8,610 employees in the United States and 345 employees in Canada. None of our employees are represented by labor unions, and we consider our employee relations to be good.

AVAILABILITY OF COMMISSION FILINGS

        We make available through our website, www.deluxe.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after these items are electronically filed with or furnished to the Securities and Exchange Commission (SEC). These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.

        A copy of this report may be obtained without charge by calling 1-888-359-6397 (1-888-DLX-NEWS) or by sending a written request to Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

        We have adopted a Code of Ethics and Business Conduct which applies to all of our employees and our board of directors. The Code of Ethics and Business Conduct is available on our website, www.deluxe.com, and also can be obtained free of charge upon written request to the attention of Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235. Any changes or waivers of the Code of Ethics and Business Conduct will be disclosed on our website. In addition, our Corporate Governance Guidelines and the charters of the Audit, Compensation, Corporate Governance and Finance Committees of our board of directors are available on our website or upon written request.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

Name	Age	Present Position	Executive Officer Since

Lawrence J. Mosner	63	Chairman of the Board and Chief Executive Officer	1995

Ronald E. Eilers	57	President and Chief Operating Officer	1996

Guy C. Feltz	49	Senior Vice President, President – Financial Services and Direct Checks	2000

Anthony C. Scarfone	43	Senior Vice President, General Counsel and Secretary	2000

Warner F. Schlais	52	Senior Vice President and Chief Information Officer	2000

Richard L. Schulte	48	Senior Vice President, President – Small Business Services	2000

Douglas J. Treff	47	Senior Vice President and Chief Financial Officer	2000

Stuart Alexander	55	Vice President, Investor Relations and Public Affairs	2003

Katherine L. Miller*	51	Vice President, Controller and Chief Accounting Officer	2003

Luann Widener	47	Senior Vice President, Human Resources	2003

        Lawrence J. Mosner has served as chairman of the board and chief executive officer of Deluxe since December 2000. Prior to this position, Mr. Mosner served as vice chairman, a position he assumed in August 1999.

        Ronald E. Eilers has served as president and chief operating officer of Deluxe since December 2000. From August 1997 to December 2000, Mr. Eilers was a senior vice president of Deluxe and managed our former Paper Payment Systems business.

        Guy C. Feltz was named a senior vice president of Deluxe in December 2000 and has served as president of our Financial Services segment since July 2000 and our Direct Checks segment since July 2004. He was also a vice president of Deluxe from July to December 2000. From August 1999 to July 2000, Mr. Feltz served as senior vice president of sales and marketing for our financial institution check printing business.

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

        Richard L. Schulte was named a senior vice president of Deluxe in December 2000 and has served as president of our Small Business Services segment since July 2000. From May 1999 to July 2000, Mr. Schulte was our senior vice president of supply chain and operations.

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

        * Effective March 17, 2005, Ms. Miller will be resigning for personal reasons from her position as vice president, controller and chief accounting officer. Terry D. Peterson, 40, will become Deluxe’s vice president, controller and chief accounting officer effective as of Ms. Miller's resignation. Mr. Peterson joined us in September 2004 as director of internal audit. From August 2002 until August 2004, Mr. Peterson was vice president and controller of the GCS Services Division of Ecolab, Inc., a worldwide developer and marketer of premium cleaning and sanitation products. Before joining Ecolab, Inc., Mr. Peterson held executive finance positions with Provell, Inc. (formerly Damark International, Inc.), a developer of customized marketing programs and services, including corporate controller from March 1999 to September 2001 and acting chief financial officer and controller from September 2001 to August 2002.

Item 2. Properties.

        Our principal executive office is located in Shoreview, Minnesota. We own or lease a number of other properties, mainly in the United States and Canada, where printing, call center, distribution, administration, and sales and marketing functions are performed. We believe that our properties are adequate and suitable for our business needs as presently conducted and are adequately maintained. The following provides a summary of our properties as of December 31, 2004:

Location	Approximate square feet	Owned or lease expiration date	Function

Lenexa, Kansas (2 locations)	318,000	Owned	Printing

Shoreview, MN (2 locations)	313,000	Owned	Administration, marketing, sales, call center and headquarters

Colorado Springs, CO	282,000	Owned	Printing, administration, marketing and call center

Des Plaines, IL	192,000	Owned	Printing

Midland, Ontario, Canada	130,000	Owned	Printing, distribution, call center

Groton, MA	126,000	Owned	Administration, call center

Thorofare, NJ	124,000	Owned	Printing, administration, call center

Townsend, MA	123,000	Owned	Printing

Streetsboro, OH	115,000	Owned	Printing

Maryville, MO	98,000	Owned	Printing

Salt Lake City, UT	95,000	Owned	Printing

Lancaster, CA	69,000	Owned	Printing, call center and mail center

Mountain Lakes, NJ	63,000	Owned	Printing

Greensboro, NC	44,000	Owned	Printing

Flagstaff, AZ	25,000	Owned	Call center

Athens, OH	215,000	May 2008	Printing, distribution, call center, administration

Sudbury, MA	142,000	March 2007	Distribution, call center

Lithia Springs, GA	110,000	August 2006	Distribution

Commerce, CA	92,000	June 2005	Printing

Shoreview, MN	67,000	September 2006	Administration

Greensboro, NC	65,000	September 2005	Call center

Santa Fe Springs, CA	60,000	June 2006	Printing

Fort Washington, PA	51,000	June 2005	Administration

Syracuse, NY	47,000	December 2006	Call center

Phoenix, AZ	42,000	December 2006	Call center

North Wales, PA	40,000	June 2010	Distribution

Dallas, TX	36,000	February 2006	Distribution

Shoreview, MN	34,000	September 2009	Administration

Crystal Lake, IL	22,000	May 2006	Printing

Harleysville, PA	18,000	August 2006	Administration

Crystal Lake, IL	13,000	May 2006	Administration

Chatsworth, CA	11,000	May 2006	Administration

St. Laurent, Quebec, Canada	2,000	September 2007	Call center

Various – U.S. and Canada	25,000	Various	Sales offices

Item 3. Legal Proceedings.

        We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange under the symbol DLX. During the years ended December 31, 2004 and 2003, we declared dividends of $0.37 per share during each quarterly period. In January 2005, we increased our quarterly dividend payment to $0.40 per share. Dividends are declared by our board of directors on a current basis and therefore, may be subject to change in the future, although we currently expect no such changes to our dividend amount. As of December 31, 2004, the number of shareholders of record was 9,321. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange.

Stock price	High	Low	Quarter-end close

2004
Quarter 4	$42.20	$36.02	$37.33
Quarter 3	45.09	39.95	41.02
Quarter 2	43.60	40.05	43.50
Quarter 1	42.91	38.47	40.10

2003
Quarter 4	$42.21	$38.51	$41.33
Quarter 3	48.10	39.89	40.14
Quarter 2	48.46	40.00	44.80
Quarter 1	42.52	35.14	40.13

        During the fourth quarter of 2004, we did not purchase any of our own equity securities. In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.9 million shares remain available for purchase under this authorization. We do not intend to repurchase a significant number of additional shares in the near future, as we intend to focus on paying off a portion of our outstanding debt. However, we have not terminated this share repurchase authorization, and we may purchase additional shares under this authorization in the future.

Item 6. Selected Financial Data.

(dollars in thousands, except per share amounts)	2004	2003	2002	2001	2000

Statement of Income Data:
Revenue(1)	$1,567,015	$1,242,141	$1,283,983	$1,278,375	$1,262,712
As a percentage of revenue:
Gross profit	65.8%	65.7%	66.1%	64.5%	64.1%
Selling, general and administrative expense	43.6%	39.6%	39.2%	40.2%	41.0%
Operating income(1) (2)	22.2%	25.7%	26.9%	23.6%	22.1%
Operating income(1) (2)	$347,912	$318,921	$344,931	$301,938	$278,934
Earnings before interest, taxes, depreciation and
amortization of intangibles and goodwill
(EBITDA) (1) (2) (3)	442,210	378,334	403,331	374,732	348,682
Earnings before interest and taxes (EBIT)(1) (2) (4)	348,354	318,252	345,126	300,750	280,112
Income from continuing operations(1) (2)	198,648	192,472	214,274	185,900	169,472
Per share – basic	3.96	3.53	3.41	2.72	2.34
Per share – diluted	3.93	3.49	3.36	2.69	2.34
Cash dividends per share	1.48	1.48	1.48	1.48	1.48

Balance Sheet Data:
Cash and marketable securities	15,492	2,968	124,855	9,571	99,190
Return on average assets	19.2%	31.2%	35.5%	31.1%	20.5%
Total assets	$1,499,079	$562,960	$668,973	$537,721	$656,274
Long-term debt	980,207	381,694	308,199	11,465	110,873
Total debt	1,244,207	594,944	308,199	161,465	110,873

Statement of Cash Flows Data:
Net cash provided by operating activities of
continuing operations	307,591	181,467	257,139	270,623	253,572
Free cash flow(5)	189,472	78,980	123,491	140,075	97,894
Purchases of capital assets	43,817	22,034	40,708	28,775	48,483
Payments for common shares repurchased	26,637	507,126	172,803	345,399	—
Total debt to EBITDA(3)	2.8	1.6	0.8	0.4	0.3
Total debt to net income	6.3	3.1	1.4	0.9	0.7
EBIT(4) to interest expense	10.6	16.5	68.0	53.9	24.5
Net income to interest expense	6.0	10.0	42.2	33.3	14.2
Free cash flow(5) to total debt	15.2%	13.3%	40.1%	86.8%	88.3%
Net cash provided by operating activities of
continuing operations to total debt	24.7%	30.5%	83.4%	167.6%	228.7%

Other Data as of Year-end (continuing
operations):
Units(6) (millions)	83.65	89.10	92.64	96.24	97.09
Number of employees	8,955	5,805	6,195	6,840	7,800
Number of printing facilities	16	14	14	14	14
Number of call center facilities	13	7	7	7	7

(1)

Our results of operations for the year ended December 31, 2004 were impacted by the acquisition of New England Business Service, Inc. on June 25, 2004. In 2004, NEBS contributed revenue of $363.2 million, operating income of $22.7 million and income from continuing operations of $12.4 million. These results include only NEBS results of operations. They do not include the additional interest expense incurred by Deluxe to finance the acquisition.

(2)

Our results of operations for the year ended December 31, 2004 were impacted by the adoption of the fair value method of accounting for stock-based compensation outlined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Expense recognized for stock-based compensation in each year was as follows: 2004 — $12,248; 2003 — $954; 2002 — $3,102; 2001 — $4,083; 2000 — $3,213.

Our results of operations for the three years ended December 31, 2004 were impacted by the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Under this statement, goodwill is not amortized, but is subject to impairment testing on at least an annual basis. Thus, we recorded no goodwill amortization expense during the past three years. Goodwill amortization expense for the preceding two years was as follows: 2001 — $6,188; 2000 — $5,201.

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

	2004	2003	2002	2001	2000

Net income	$197,991	$192,472	$214,274	$185,900	$161,936
Loss from discontinued operations, net of tax	657	—	—	—	7,536
Provision for income taxes	118,225	106,908	126,448	111,634	103,957
Interest expense, net	31,481	18,872	4,404	3,216	6,683
Depreciation	27,330	22,773	23,953	30,605	33,375
Amortization of intangibles	66,526	37,309	34,252	37,189	29,994
Amortization of goodwill	—	—	—	6,188	5,201

EBITDA	$442,210	$378,334	$403,331	$374,732	$348,682

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

	2004	2003	2002	2001	2000

Net income	$197,991	$192,472	$214,274	$185,900	$161,936
Loss from discontinued operations, net of tax	657	—	—	—	7,536
Provision for income taxes	118,225	106,908	126,448	111,634	103,957
Interest expense, net	31,481	18,872	4,404	3,216	6,683

EBIT	$348,354	$318,252	$345,126	$300,750	$280,112

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

	2004	2003	2002	2001	2000

Net cash provided by operating activities of
continuing operations	$307,591	$181,467	$257,139	$270,623	$253,572
Purchases of capital assets	(43,817)	(22,034)	(40,708)	(28,775)	(48,483)
Cash dividends paid to shareholders	(74,302)	(80,453)	(92,940)	(101,773)	(107,195)

Free cash flow	$189,472	$78,980	$123,491	$140,075	$97,894

(6)	Units represent an equivalent quantity of checks sold calculated across all check-related product lines. This information excludes New England Business Service, Inc., which was acquired in June 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

        On June 25, 2004, we acquired New England Business Service, Inc. (NEBS). NEBS is a leading provider of products and services to small businesses. Accordingly, our consolidated results of operations include the results of NEBS from the acquisition date. We believe NEBS is a strategic fit, as we both serve small business customers, and the acquisition expands our product offerings, customer base and non-check revenue.

EXECUTIVE SUMMARY

2004 Highlights

•	We completed the acquisition of NEBS on June 25, 2004.
•	On January 1, 2004, we began recording expense for all stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.
•	Excluding NEBS, units(1) were down 6.1% and revenue per unit was up 2.6%.
•	Six printing facilities were closed.
•	Our European operations were sold on December 31, 2004.
•	We announced plans to sell our apparel business during 2005.

      (1)  Units represent an equivalent quantity of checks sold calculated across all check-related product lines.

2004 Consolidated Results of Operations

•	Revenue was $1,567.0 million, up $324.9 million from 2003. NEBS contributed revenue of $363.2 million.
•	Gross margin was 65.8%, flat compared to 2003. NEBS results decreased our gross margin by 1.1 percentage points, offsetting the savings from manufacturing efficiencies. NEBS has historically had lower gross margins than our other businesses because of its non-check product mix.
•	Selling, general and administrative (SG&A) expense was 43.6% of revenue, compared to 39.7% in 2003. NEBS results increased our SG&A percentage by 3.7 percentage points. NEBS has historically had a higher SG&A percentage than our other businesses because NEBS relies to a greater degree on direct mail and a direct sales force to acquire and retain customers. Additionally, NEBS results included $19.1 million of additional acquisition-related amortization expense for certain intangible assets and $7.1 million of integration costs. Further information concerning the NEBS intangible assets acquired can be found under the caption “Note 2: Supplementary balance sheet and cash flow information” of the Notes to Consolidated Financial Statements appearing in Part II of this report. Additionally, our SG&A expense increased $10.3 million because of our change in accounting for stock-based compensation.
•	Operating income was $347.9 million, an increase of $29.0 million from 2003. NEBS contributed operating income of $22.7 million.
•	Operating margin was 22.2% compared to 25.7% in 2003. NEBS results, including acquisition-related amortization expense, decreased our operating margin by 4.8 percentage points. Due to its business model, NEBS has historically had lower margins than our other businesses. Additionally, the impact of acquisition-related amortization expense contributed 1.2 of the 4.8 percentage point decrease attributable to NEBS.
•	Interest expense was $32.9 million, up $13.6 million from 2003 primarily due to the notes issued to finance the NEBS acquisition.

•	Net income was $198.0 million, or $3.92 per diluted share, compared to $192.5 million, or $3.49 per diluted share in 2003. Diluted earnings per share increased $0.34 because our average shares outstanding were lower. NEBS operations contributed $11.7 million, or $0.23 per share. NEBS contribution to earnings per share includes only NEBS results of operations. It does not include the additional interest expense incurred by Deluxe to finance the acquisition.

2004 Cash Flow/Financial Condition

•	Cash flow provided by operating activities of continuing operations was $307.6 million, up $126.1 million from 2003. The increase was due primarily to our cost management initiatives and productivity improvements, as well as lower contract acquisition payments.
•	Proceeds from short-term and long-term debt were $646.3 million and were used primarily to fund the acquisition of NEBS.
•	Share repurchases were suspended during the second quarter of 2004, as we utilized our resources to complete the acquisition of NEBS.
•	Total assets increased by $936.1 million in 2004. We acquired $991.9 million of assets with the NEBS acquisition.
•	Long-term debt increased $598.5 million in 2004, primarily because we issued notes to finance the acquisition of NEBS.
•	Shareholder’s deficit decreased by $119.6 million in 2004, primarily because we generated net income of $198.0 million which was partially offset by cash dividends of $74.3 million.

CONSOLIDATED OVERVIEW

        Following the acquisition of NEBS, we re-defined our business segments to include the following: Small Business Services, Financial Services and Direct Checks. Small Business Services is comprised of the newly acquired NEBS business and our former Business Services segment. This segment sells checks, forms and related products to more than six million small businesses and home offices through direct response marketing, financial institution referrals, independent distributors, sales representatives and the Internet. Financial Services sells personal and business checks, related products and check merchandising services to approximately 8,000 financial institution clients nationwide, including banks, credit unions and financial services companies. Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands. Through these two brands, Direct Checks sells personal and business checks, as well as related products, using direct response marketing and the Internet. We operate only in North America.

        Although we are not in a high-growth industry, we continue to generate strong cash flows. We generated operating cash flows of $307.6 million during 2004 and $181.5 million during 2003. We believe our stable cash flows and our focus on cost management and operational excellence will allow us to maintain our leadership position in the check printing portion of the payments industry and to expand our presence in the small business arena. Our strong cash flows enabled us to realize the debt capacity needed to complete the NEBS acquisition during the second quarter of 2004. We have also utilized our debt capacity to repurchase common shares over the past several years. During 2003 and 2004, we repurchased 12.9 million shares for a total of $533.8 million. We have continued to pay dividends at an annual rate of $1.48 per share, resulting in a dividend yield of 4.0% based on our December 31, 2004 closing stock price. During the first quarter of 2005, we increased our quarterly dividend to $0.40 per share, up $0.03 per share from our previous dividend level. We were able to increase the dividend for two reasons: (1) synergies realized from the NEBS integration are exceeding our expectations, and (2) we expect year-over-year growth from our Small Business Services segment to offset declines in our core check businesses beginning in 2006. We believe we have sufficient financial resources to pursue additional acquisitions that leverage our core competencies and are accretive to earnings and cash flow, to strengthen our leading position in the markets in which we compete and to expand into closely related or adjacent products and services.

        Major challenges in our business are as follows. Two of our largest product groups, checks and business forms, are mature products and their use has been declining in the marketplace. According to our estimates, the total number of personal, business and government checks written in the United States has been in decline since the mid-1990s as a result of alternative payment methods such as debit cards, smart cards, electronic and other bill paying services and Internet-based payment services. Because check usage is declining, we have also been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Our relationships with specific financial institutions are usually formalized through supply contracts averaging three to five years in duration. As we compete with other check printing companies to retain and obtain business in the face of declining volume, the resulting pricing pressure has reduced our profit margins, and we expect this trend to continue.

        A 2004 Federal Reserve study reported that the check is still Americans’ largest single non-cash payment type, accounting for approximately 45% of all non-cash payments. This is, however, a decrease from the previous Federal Reserve Study published in 2002 which reported that checks comprised approximately 60% of all non-cash payments. The report does note that this measure excludes checks written which are converted into electronic transactions at the point of sale. The Federal Reserve Study also indicated that consumer checks are declining faster than business checks. This study was completed prior to the implementation of Check 21 legislation in October 2004. This banking legislation became effective on October 28 and affects how checks can be processed. The new law states that an electronic or paper reproduction of a check is the legal equivalent of the original check. This permits financial institutions to submit these “substitute” checks for processing and clearing. We believe this legislation supports the use of checks by creating a more efficient processing system which is less costly and will allow financial institutions to detect fraud earlier. It remains to be seen what, if any, impact this legislation will have on consumers’ use of checks.

        Business forms products have also reached maturity. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide a cost effective means to print low quality versions of business forms on plain paper. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products.

        Our Direct Checks segment and portions of our Small Business Services segment have been impacted by reduced customer response rates to direct mail advertisements. We believe that the decline in customer response rates is attributable to the decline in check usage, the gradual obsolescence of our standardized forms products and an overall increase in direct mail solicitations received by our target customers. Because each advertisement is resulting in fewer new customers, the cost to acquire each new customer has increased. We have also been impacted by a lengthening of the check reorder cycle due to the decline in check usage and the multi-box promotional strategies which are standard practice for direct mail sellers of checks.

        To offset these challenges, we have focused on increasing revenue per order by improving our selling techniques, as well as introducing new product offerings.

•	In Small Business Services, we have provided extensive training to our sales associates to transition that organization from a service to a selling environment. We have also partnered with our financial institution clients to increase the use of our financial institution referral program. Under this program, our financial institution clients refer their small business customers to us at the time of new account opening. This allows us direct interaction with the small business customer. Additionally, through the NEBS acquisition, we now have more products we can offer small business customers, and we have more channels through which to serve them.

•	In Financial Services, we have implemented the DeluxeSelectSM program. This program allows us to interact directly with the customers of financial institutions and to leverage our extensive market research and knowledge of consumer behaviors and preferences. As of December 31, 2004, approximately 5,000 financial institutions have enrolled in DeluxeSelect. Our Financial Services segment intends to target financial institution clients that understand the value we provide. We provide high quality products, superior service, enhanced customer satisfaction and the check program management skills that lead to improved revenue and profitability for financial institutions.

•	In Direct Checks, we have encouraged consumers to place their orders by phone, where our sales associates have the opportunity to interact with the consumer. Typically, phone orders result in higher revenue per order than other order channels. During the fourth quarter of 2004, 31% of first-time customers placed their orders via the telephone, as compared to 24% in 2003.

        All of these efforts have led to increased sales of premium-priced licensed and specialty check designs and additional value-added products and services such as fraud prevention and express delivery.

        We continue to focus on cost management and operational excellence. In 2004, we closed six printing facilities. We have also implemented other employee reductions over the past year and have announced our intention to close two additional printing facilities. The application of lean principles in our manufacturing area has resulted in increased efficiencies, and we are applying these principles throughout the rest of the company. We continue to closely manage spending and seek additional cost saving opportunities wherever possible. Additionally, in integrating NEBS, we plan to realize cost synergies of at least $25 million annually beginning in 2005. These synergies represent reduced costs in relation to NEBS historical results of operations. We expect to realize these synergies through eliminating redundancies, leveraging our shared services environment and enhancing productivity by implementing lean principles and sharing best practices.

        Recent economic indicators have been promising, and our 2004 results were not impacted by economic conditions as they were in 2003. An important measure for our Small Business Services segment is small business confidence. All trends in this area are positive. The National Federation of Independent Business (NFIB) reported that small business sales levels, employment and capital spending are all trending upwards, as is the NFIB’s measure of small business optimism. Our Financial Services and Direct Checks segments are primarily impacted by consumer spending and employment levels. Consumer spending began improving in the second half of 2003 and continued to improve through 2004. Additionally, the employment growth that began in the first quarter of 2004 continued through the end of the year, with an average of 186,000 jobs created per month in 2004. There is a correlation between employment and the rate at which consumers open checking accounts. Thus, the employment rate is a key factor for the check printing portion of the payments industry. Our early outlook indicates that on a total company basis, the economy will have a neutral impact on our business in 2005.

        One of our main focuses during 2005 will be the continued integration of NEBS. Small Business Services provides one of the most comprehensive product and service offerings for small businesses. This provides the basis for us to increase sales to existing customers, as well as to pursue new customers. The NEBS acquisition also provides a positive impact on our product mix by increasing our non-check revenue. Based on the success of the integration thus far, we expect that we will realize both the cost synergies and growth we expected when we acquired NEBS. We anticipate that growth in our Small Business Services segment will offset the decline in our core check businesses as we move into 2006.

RESTRUCTURING CHARGES, ASSET IMPAIRMENTS AND OTHER DEVELOPMENTS

        Over the past three years, we have recorded charges and credits for restructurings, asset impairments and other developments. The significant items disclosed in the Notes to Consolidated Financial Statements appearing in Part II of this report are as follows (dollars in thousands):

	2004	2003	2002

Net restructuring charges	$4,441	$11,353	$1,271
Change in accounting for inventory	(2,230)	—	—
Asset impairment losses	—	5,289	—
Post-retirement benefit curtailment gain	—	(4,000)	—

Net pre-tax charges	$2,211	$12,642	$1,271

Reversal of income tax contingencies	$(125)	$(7,300)	$(12,853)
Deferred income tax valuation allowance	—	360	12,228

Net credits to provision for income taxes	$(125)	$(6,940)	$(625)

        The above pre-tax items are reflected in the consolidated statements of income as follows (dollars in thousands):

	2004	2003	2002

Cost of goods sold	$(247)	$3,608	$581
Selling, general and administrative expense	2,458	3,745	690
Asset impairment and net disposition losses	—	5,289	—

Net pre-tax charges	$2,211	$12,642	$1,271

        Net restructuring charges – During 2004, we recorded restructuring charges of $5.7 million for employee severance related to the closing of our Financial Services check printing facility located in Dallas, Texas and our Direct Checks check printing facility located in Anniston, Alabama, as well as reductions in various functional areas primarily within our Direct Checks and Financial Services segments. The closure of the Dallas facility was primarily due to the loss of a major financial institution client whose contract expired at the end of 2004. The other reductions were a result of the continuing decline in check usage, as well as increased productivity. Both the Dallas and Anniston facilities were closed during the fourth quarter of 2004. We expect the other employee reductions to be substantially completed during the first half of 2005. The restructuring charges included estimated severance benefits for 483 employees. The related severance payments are being funded by cash from operations. Also during 2004, we reversed $1.3 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals are reflected as cost of goods sold of $2.0 million and SG&A expense of $2.4 million in our 2004 consolidated statement of income.

        During 2003, we recorded restructuring charges of $11.8 million for employee severance related to the closing of three of our Financial Services check printing facilities and other reductions in employees within Financial Services and our corporate support group. We were able to close the three check printing facilities because of the expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage. The other employee reductions were the result of our ongoing cost management efforts. All three check printing facilities were closed during 2004, and the other employee reductions were also substantially completed during 2004. In total, 573 employees received a total of $10.7 million in severance payments, which were funded by cash from operations. During 2003, we also reversed $0.4 million of previously established restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals are reflected in our 2003 consolidated statement of income as cost of goods sold of $5.0 million and SG&A expense of $6.4 million.

        As a result of the five facility closings and other employee reductions, we realized net cost savings of approximately $5 million in cost of goods sold and $17 million in SG&A expense in 2004, in comparison to our 2003 results of operations. In 2005, we anticipate net cost savings of approximately $20 million in cost of goods sold and $7 million in SG&A expense, in comparison to our 2004 results of operations. Reduced costs consist primarily of labor and facility expenses such as insurance, taxes, depreciation and maintenance. In addition to a total of $16 million of severance payments, we also incurred other costs related to the closing of facilities, including equipment moves, training and travel. These costs were expensed as incurred, primarily as cost of goods sold, and totaled $2.1 million. Of this amount, $1.8 million was expensed in 2004 and $0.3 million was expensed in 2003. We are also improving our remaining check printing facilities to allow them to handle the increased volume. These improvements, which are expected to total approximately $5 million, are capitalized and depreciated, primarily as cost of goods sold, over their estimated useful lives. During 2004, $3.3 million was spent on these improvements and $1.4 million was spent in 2003.

        During 2002, we recorded restructuring charges of $1.5 million for employee severance related primarily to manufacturing employees within our Financial Services segment and various functional areas within our Direct Checks segment. These reductions were the result of our ongoing cost management efforts and were completed during 2003. In total, 121 employees received $1.5 million in severance payments. During 2002, we also reversed $0.2 million of previously established restructuring accruals. These restructuring charges and reversals are reflected in our 2002 consolidated statement of income as cost of goods sold of $0.6 million and SG&A expense of $0.7 million.

        Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” of the Notes to Consolidated Financial Statements appearing in Part II of this report.

        Change in accounting for inventory – On July 1, 2004, we changed the method of accounting for a portion of our inventories. Inventories previously accounted for under the last-in, first-out (LIFO) method are now accounted for using the first-in, first-out (FIFO) method. This change resulted in a decrease in cost of goods sold of $2.2 million, primarily in our Financial Services segment. This equates to an increase in net income of $1.4 million, or $0.03 per diluted share. The effect of this accounting change on prior periods was immaterial, as was the effect on the current period. As such, we did not restate prior period financial statements to reflect this change. We consider the FIFO method to be preferable. The recently acquired NEBS business also utilized the FIFO method, and now we have a consistent accounting methodology across the company. Additionally, the effect on net income of utilizing the FIFO method is not significantly different than the results that would be obtained using the LIFO method.

        Asset impairment losses – During 2003, we recorded asset impairment losses of $5.3 million, primarily in the Financial Services segment. The impaired assets consisted of both manufacturing technologies and software. We had been intending to implement the manufacturing technologies during 2003. However, having already realized many efficiencies in our manufacturing function as a result of other initiatives, including the implementation of lean manufacturing, the incremental benefits expected from these technologies no longer warranted their implementation. The impaired software was intended to replace several of our existing systems and bring various areas of the company onto one platform. However, based on our continuing evaluation of investment initiatives, we determined that the costs to implement the system and the timeline for implementation did not result in an adequate return on our investment. The majority of the impaired assets had no alternative uses and could not be sold to third parties. Thus, these assets were written down to a carrying value of zero. Certain related hardware was sold to third parties and was written down to its fair value less costs to sell. Of the total asset impairment losses, $3.6 million related to property, plant and equipment and $1.7 million related to intangible assets.

        Post-retirement benefit curtailment gain – During the fourth quarter of 2003, we amended our retiree health care plan to limit the number of employees eligible for benefits under the plan. In order to receive the current level of benefits, employees must reach 20 years of service and 75 points (total of age and years of service) prior to January 1, 2006. Employees reaching 20 years of service and 75 points between January 1, 2006 and December 31, 2008 are eligible for the current level of benefits; however, their premiums will not be reduced once they become eligible for Medicare as is currently the case. Employees reaching 20 years of service and 75 points after December 31, 2008 must pay the full cost of coverage if they elect to participate in our health care plan. As a result of this plan change, we recognized a curtailment gain of $4.0 million during the fourth quarter of 2003. This gain is reflected as a reduction of cost of goods sold of $1.4 million and a reduction of SG&A expense of $2.6 million in our 2003 consolidated statement of income. This plan change resulted in a $2.5 million decrease in our 2004 post-retirement benefit expense.

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

STOCK-BASED COMPENSATION

        On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. We are reporting this change in accounting principle using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Beginning in 2004, our results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2004. This method results in the same amount of compensation expense which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date. Prior to 2004, we accounted for our employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, no compensation expense was recognized for stock options or for our employee stock purchase plan.

        During 2004, we implemented changes to our long-term compensation strategy. Rather than using stock options as the exclusive form of long-term incentive, we now utilize a combination of stock options, performance shares and restricted stock. All such awards are granted under our shareholder-approved stock incentive plan. The level of shares earned under the performance share component is contingent upon the attainment of specific performance targets over a three-year period. The fair value of the performance shares granted is equal to the market price of our stock at the date of grant. Compensation expense is recorded over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients. In addition, during the second quarter of 2004, we issued 40,404 restricted shares to employees. The fair value of these awards is equal to the market price of our stock at the date of grant. Compensation expense is recorded over the three year vesting period.

        Total stock-based compensation expense was $12.2 million for 2004. This expense is reflected as cost of goods sold of $0.9 million and SG&A expense of $11.3 million in our consolidated statement of income. Total stock-based compensation expense was $1.0 million in 2003 and $3.1 million in 2002. These amounts are reflected in SG&A expense in our consolidated statements of income for those years.

        In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123. The new statement is referred to as SFAS
No. 123(R) and is entitled Share-Based Payment. The new statement requires companies to recognize expense for stock-based compensation in the statement of income. We do not expect the provisions of SFAS No. 123(R) to result in a significant change in the compensation expense we currently recognize in our statements of income.

CONSOLIDATED RESULTS OF OPERATIONS

(dollars and shares in thousands, except per share amounts)	2004	2003	2002

Income from continuing operations	$198,648	$192,472	$214,274
Loss from discontinued operations	(657)	—	—

Net income	$197,991	$192,472	$214,274

Net income per share:
Basic	$3.95	$3.53	$3.41
Diluted	3.92	3.49	3.36
Weighted-average number of shares outstanding:
Basic	50,126	54,523	62,823
Diluted (includes common stock equivalents)	50,549	55,228	63,747

        Income from continuing operations — The increase in income from continuing operations in 2004, as compared to 2003, was primarily due to the acquisition of NEBS, manufacturing productivity improvements and other cost management efforts, partially offset by higher interest expense in 2004 due to financing associated with the NEBS acquisition and the reversal of income tax reserves in 2003.

         The decrease in income from continuing operations in 2003, as compared to 2002, was primarily due to a decline in unit volume, higher interest expense due to financing share repurchases and an increase in net pre-tax charges discussed earlier under Restructuring Charges, Asset Impairments and Other Developments, partially offset by the reversal of income tax reserves in 2003.

        During 2003 and 2002, we accounted for our employee-stock based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our 2003 and 2002 results of operations do not include compensation expense for stock options or for our current employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.07 lower for 2003 and $0.04 lower for 2002. This pro forma impact of stock-based compensation was calculated utilizing the method disclosed under the caption “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Part II of this report.

        Loss from discontinued operations — Discontinued operations includes the results of the European operations acquired from NEBS, which were sold on December 31, 2004, as well as the apparel business acquired from NEBS, which we plan to sell during 2005.

        Diluted earnings per share — In addition to the increase in income from continuing operations in 2004, as compared to 2003, diluted earnings per share increased due to the decrease in average shares outstanding resulting from our share repurchase programs. During 2003, we purchased 12.2 million shares and during 2004, we purchased 0.6 million shares. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.34 increase in earnings per share for 2004 as compared to 2003.

        Despite the decrease in income from continuing operations in 2003, as compared to 2002, diluted earnings per share increased because average shares outstanding were lower due to our share repurchase programs. During 2002, we purchased 3.9 million shares and during 2003, we purchased 12.2 million shares. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.47 increase in earnings per share for 2003 as compared to 2002.

Consolidated Revenue

(dollars in thousands, except per unit amounts)	2004		2003	2002

Revenue	$1,567,015		$1,242,141	$1,283,983

Excluding NEBS:
Units (millions)	83.65		89.10	92.64
Revenue per unit	$14.30	(1)	$13.94	$13.86

      (1)  Excludes $7.7 million of revenue in 2004 related to a contract buy-out.

        The acquisition of NEBS contributed revenue of $363.2 million in 2004. The $38.3 million decrease in revenue for our other businesses compared to 2003 was due to a 6.1% decrease in units because of an overall decline in the number of checks being written as a result of the increasing use of alternative payment methods. Our Direct Checks segment was also impacted by lower direct mail consumer response rates, longer reorder cycles due to promotional strategies for multi-box orders and lower customer retention. These decreases in unit volume were partially offset by increased financial institution referrals for our Small Business Services segment. Partially offsetting the volume decline was a 2.6% increase in revenue per unit as compared to 2003 due to continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services such as express delivery and fraud prevention, price increases in our Direct Checks and Small Business Services segments and a $7.7 million contract buy-

out payment from a former financial institution client in the third quarter of 2004. These increases were partially offset by increased competitive pricing pressure within our Financial Services segment.

        The decrease in revenue in 2003, as compared to 2002, was due to a 3.8% decrease in units resulting primarily from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and negative economic conditions. Additionally, lower customer retention, multi-box promotional strategies and lower direct mail consumer response rates for our Direct Checks segment and the timing of client gains and losses for our Financial Services segment contributed to the volume decline. Partially offsetting the decreased volume was a 0.6% increase in revenue per unit. The continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services such as express delivery and fraud prevention, as well as price increases, were partially offset by increased competitive pricing pressure within our Financial Services segment.

         Supplemental information regarding revenue by product is as follows (dollars in thousands):

	2004	2003	2002

Checks and related services	$1,187,178	$1,108,880	$1,144,605
Other printed products	116,632	21,276	20,262
Accessories and promotional products	263,205	111,985	119,116

Total revenue	$1,567,015	$1,242,141	$1,283,983

        Due to the addition of NEBS non-check revenue, the percentage of total revenue derived from the sale of checks and related products decreased to 75.8% in 2004, as compared to 89.3% in 2003 and 89.1% in 2002. NEBS contributed non-check revenue of $251.8 million in 2004, primarily comprised of forms, envelopes, packaging supplies, holiday cards, labels, business cards, stationery and other promotional products.

Consolidated Gross Margin

(dollars in thousands)	2004	2003	2002

Gross profit	$1,031,066	$816,176	$848,189
Gross margin	65.8%	65.7%	66.1%

        Gross margin was flat in 2004, as compared to 2003. Higher revenue per unit, as well as continued productivity improvements and on-going cost management efforts, including the closing of six printing facilities in 2004, were offset by the impact of the lower margin NEBS business and the continued pricing pressure facing our Financial Services segment. NEBS has historically had lower gross margins than our other businesses because of its non-check product mix.

        The decrease in gross margin in 2003, as compared to 2002, was due primarily to pricing pressure within Financial Services, lower unit volume and an increase in net restructuring charges of $4.4 million, primarily related to the closing of three Financial Services check printing facilities. Partially offsetting these decreases were productivity improvements, cost management efforts, price increases, the continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services and the curtailment gain of $1.4 million discussed earlier under Restructuring Charges, Asset Impairments and Other Developments.

Consolidated Selling, General & Administrative Expense

(dollars in thousands)	2004	2003	2002

Selling, general and administrative expense	$683,184	$492,511	$502,961
- as a percentage of revenue	43.6%	39.6%	39.2%

        The increase in SG&A expense in 2004, as compared to 2003, was primarily due to expenses of the acquired NEBS business (including $19.1 million of additional acquisition-related amortization expense for certain intangible assets and $7.1 million of integration expenses), a $12.7 million increase in performance-based employee compensation due to our operating performance exceeding planned amounts, a $10.3 million increase in stock-based compensation and a $4.7 million increase in Direct Checks advertising expense due to new product efforts. In January 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Further information concerning this change in accounting principle can be found under Stock-Based Compensation. Partially offsetting these increases were our cost management efforts, including savings realized from employee reductions, and lower discretionary spending.

        SG&A expense as a percentage of revenue increased in 2004, as compared to 2003, primarily as a result of NEBS results. NEBS has historically had a higher SG&A percentage than our other businesses because NEBS relies to a greater degree on direct mail and a direct sales force to acquire and retain customers. Additionally, as discussed above, NEBS results included $19.1 million of additional acquisition-related amortization expense and $7.1 million of integration expenses.

        The decrease in SG&A expense in 2003, as compared to 2002, was primarily due to a $16.0 million decrease in performance-based employee compensation, lower discretionary spending and cost management efforts as we managed through the challenging business and economic environments, as well as the curtailment gain of $2.6 million discussed earlier under Restructuring Charges, Asset Impairments and Other Developments. These decreases were partially offset by a $7.4 million increase in commissions for our Small Business Services segment and an increase in net restructuring charges of $5.7 million related to reductions in employees within Financial Services and our corporate support group.

Interest Expense

(dollars in thousands)	2004	2003	2002

Interest expense	$32,851	$19,241	$5,079

        The increase in interest expense in 2004, as compared to 2003, was due to our higher debt level resulting from the acquisition of NEBS, partially offset by lower interest rates. During 2004, we had weighted-average debt outstanding of $942.6 million at a weighted-average interest rate of 3.27%. During 2003, we had weighted-average debt outstanding of $468.4 million at a weighted-average interest rate of 3.67%.

        The increase in interest expense in 2003, as compared to 2002, was primarily due to higher interest rates on long-term notes we issued in December 2002, as well as higher debt levels to fund our share repurchase programs. During 2002, we had weighted-average debt outstanding of $171.8 million at a weighted-average interest rate of 2.13%.

Provision for Income Taxes

(dollars in thousands)	2004	2003	2002

Provision for income taxes	$118,225	$106,908	$126,448
Effective tax rate	37.3%	35.7%	37.1%

        The increase in our effective tax rate for 2004, as compared to 2003, was primarily due to the reversal of $7.3 million of previously established income tax reserves during 2003. These reversals were discussed earlier under Restructuring Charges, Asset Impairments and Other Developments, and lowered our 2003 effective tax rate by 2.4 points. Our 2004 effective tax rate was positively impacted by refunds received for prior year state income tax credits, as well as an increase in our estimate of 2004 state income tax credits. We expect our 2005 tax rate to be approximately 38%.

Earnings before Interest, Taxes, Depreciation and Amortization of Intangibles (EBITDA)

(dollars in thousands)	2004	2003	2002

Net income	$197,991	$192,472	$214,274
Discontinued operations	657	—	—
Provision for income taxes	118,225	106,908	126,448
Interest expense, net	31,481	18,872	4,404

Earnings before interest and taxes (EBIT)	348,354	318,252	345,126
Depreciation	27,330	22,773	23,953
Amortization of intangibles	66,526	37,309	34,252

EBITDA	$442,210	$378,334	$403,331

EBITDA as a percentage of revenue	28.2%	30.5%	31.4%

        EBIT and EBITDA are not measures of financial performance under generally accepted accounting principles (GAAP). We disclose these measures because they can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We believe these measures can indicate whether a company’s earnings are adequate to pay its debts without regard to financing, capital structure or income taxes. We also believe that increases in these measures depict increased ability to attract financing and increase the valuation of our business. We do not consider these measures to be substitutes for performance measures calculated in accordance with GAAP. Instead, we believe that these are useful performance measures which should be considered in addition to those measures reported in accordance with GAAP. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio.

        The increase in these measures in 2004, as compared to 2003, was due to NEBS results of operations, productivity improvements and other cost management efforts. The decrease in 2003, as compared to 2002, was due primarily to the revenue decline and the increase in net pre-tax charges discussed earlier under Restructuring Charges, Asset Impairments and Other Developments, partially offset by productivity improvements and other cost management efforts.

        EBITDA as a percentage of revenue decreased in 2004, as compared to 2003, due to NEBS lower margin business. NEBS has historically had lower operating margins than our other businesses because of its non-check product mix and its greater reliance on direct mail and a direct sales force to acquire and retain customers.

ACQUISITION OF NEW ENGLAND BUSINESS SERVICE, INC.

        As discussed earlier, on June 25, 2004, we acquired all of the outstanding shares of NEBS for $44 per share and agreed to redeem all outstanding NEBS stock options for $44 per option share less the option exercise price. As of December 31, 2004, substantially all of the direct costs of the acquisition had been paid. The total purchase price for the acquisition was comprised of the following (dollars in thousands):

Cash payments for NEBS common stock	$585,351
Cash payments to redeem NEBS stock options	44,087
Direct costs of the acquisition	10,351

Total purchase price	$639,789

Amount paid through December 31, 2004	$638,890
Cash acquired from NEBS	(14,031)

Payments for acquisition through December 31,
2004, net of cash acquired	$624,859

        To finance the acquisition, we utilized $475.0 million of an $800.0 million bridge financing agreement, as well as commercial paper. We re-financed these borrowings in October 2004 when we issued $600.0 million of long-term debt. Further details concerning this long-term debt can be found in Liquidity, Capital Resources and Financial Condition.

        NEBS operating results are included in our consolidated results of operations from the date of acquisition. In the fourth quarter of 2004, we finalized our allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is reflected in our consolidated balance sheet as of December 31, 2004.

        Our allocation of the purchase price reflects $30.2 million of restructuring accruals for NEBS activities which we have decided to exit. These accruals primarily include severance payments, as well as $2.8 million due under noncancelable operating leases on facilities which have been or will be vacated as we consolidate operations. The severance accruals include payments due 884 employees. This includes employees in the Tucker, Georgia printing facility which was closed during the fourth quarter of 2004, the Los Angeles, California facility which we plan to close by the end of 2005 and the Athens, Ohio facility which we will begin closing in 2005 and will be completely closed by mid-2006. Additionally, the accruals include employees in various functional areas throughout the organization resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also include amounts due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminate redundancies between the two companies. Restructuring payments are expected to be substantially completed by the end of 2006, utilizing cash from operations. As a result of these facility closures and employee reductions, we expect to realize cost savings of approximately $7 million in cost of goods sold and $18 million in SG&A expense in 2006, in comparison to NEBS historical results of operations.

        During the fourth quarter of 2004, we disposed of substantially all of the operations of NEBS European businesses. This disposal reflects our intention to focus on our North American operations and was completed on December 31, 2004. Net proceeds from the sale were $0.8 million, subject to subsequent adjustment based on an audit of the companies’ December 31, 2004 balance sheets. No gain or loss was recognized on this disposition as the assets and liabilities were recorded at fair value on the acquisition date. Also during the fourth quarter of 2004, we announced the planned sale of NEBS apparel business, PremiumWear. This sale will allow us to focus our resources on the many critical initiatives underway within Small Business Services. We anticipate that this sale will be completed in 2005. The results of operations of these businesses are reflected as discontinued operations in our 2004 consolidated financial statements.

        The purchase price allocation resulted in goodwill of $498.5 million. We believe that the NEBS acquisition resulted in the recognition of goodwill primarily because of its industry position, the potential to introduce products across multiple channels and the ability to realize cost synergies. The following illustrates our allocation of the purchase price to the assets acquired and liabilities assumed (dollars in thousands):

Cash and cash equivalents	$14,681
Trade accounts receivable	71,563
Inventories and supplies	38,293
Deferred income taxes	26,928
Other current assets	14,483
Long-term investments	2,974
Property, plant and equipment	59,236
Assets held for sale	2,981
Intangibles	253,871
Goodwill	498,503
Other non-current assets	8,420
Accounts payable	(30,124)
Accrued liabilities	(92,164)
Long-term debt due within one year	(10,417)
Long-term debt	(155,203)
Deferred income taxes	(56,960)
Other non-current liabilities	(7,276)

Total purchase price	$639,789

SEGMENT RESULTS

        Additional financial information regarding our business segments appears under the caption “Note 15: Business segment information” of the Notes to Consolidated Financial Statements appearing in Part II of this report.

Small Business Services

        Small Business Services is comprised of the newly acquired NEBS business and our former Business Services segment. This segment sells checks, forms and related products to more than six million small businesses and home offices through direct response marketing, financial institution referrals and via sales representatives, independent distributors and the Internet. The following table shows the results of this segment for 2004 and 2003 (dollars in thousands):

			Increase/(Decrease)

	2004	2003	$	%

Revenue	$616,345	$238,625	$377,720	158.3%
Operating income	101,910	74,123	27,787	37.5%
% of revenue	16.5%	31.1%	—	—

        The NEBS acquisition contributed revenue of $363.2 million in 2004. Additionally, the growth in revenue resulted from higher volume and price increases. Financial institution referrals increased due to the timing of client gains and losses and due to our focus on expanding the utilization of this program with our financial institution clients. Partially offsetting these improvements was the overall decline in the number of checks being written due to the increasing use of alternative payment methods.

        The increase in operating income was due to the acquisition of NEBS, the revenue growth and lower discretionary spending, partially offset by increased customer care costs in support of the higher revenue level. The decrease in operating margin was due to NEBS lower margin business. NEBS has historically had lower operating margins than our other businesses because of its non-check product mix and its greater reliance on direct mail and a direct sales force to acquire and retain customers.

        The following table shows the results of this segment for 2003 and 2002 (dollars in thousands):

			Increase/(Decrease)

	2003	2002	$	%

Revenue	$238,625	$210,726	$27,899	13.2%
Operating income	74,123	65,319	8,804	13.5%
% of revenue	31.1%	31.0%	—	—

        The increase in revenue resulted from both higher unit volume and higher revenue per unit. Financial institution referrals increased, and we began to realize the benefit of being the endorsed supplier of business checks and forms for the Microsoft® Money and Microsoft Business Solutions products. Additionally, revenue per unit increased due to improved selling techniques and price increases. Partially offsetting these improvements was the overall decline in the number of checks being written due to negative economic conditions and the increasing use of alternative payment methods.

        The increase in operating income was due to the revenue increase, partially offset by higher commissions resulting from increased financial institution referrals and business alliances, as well as higher employee costs related to transforming our customer care organization from a service to a selling environment.

Financial Services

        Financial Services sells personal and business checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention. The following table shows the results of this segment for 2004 and 2003 (dollars in thousands):

			Increase/(Decrease)

	2004	2003	$	%

Revenue	$665,373	$699,250	$(33,877)	(4.8%)
Operating income	159,986	146,711	13,275	9.0%
% of revenue	24.0%	21.0%	—	—

        The decrease in revenue was primarily due to an overall decline in the number of checks being written due to the increasing use of alternative payment methods, as well as competitive pricing pressure. These revenue decreases were partially offset by increased sales of premium-priced licensed and specialty check designs and additional value-added services, as well as a $7.7 million contract buy-out in the third quarter of 2004.

        The increase in operating income was the result of cost management efforts, including savings realized from employee reductions, productivity improvements and lower discretionary spending, partially offset by the revenue decline.

        The following table shows the results of this segment for 2003 and 2002 (dollars in thousands):

			Increase/(Decrease)

	2003	2002	$	%

Revenue	$699,250	$762,391	$(63,141)	(8.3%)
Operating income	146,711	189,151	(42,440)	(22.4%)
% of revenue	21.0%	24.8%	—	—

        The decrease in revenue was due to continued competitive pricing pressure and lower volume resulting from an overall decline in the number of checks being written due to the increasing use of alternative payment methods and negative economic conditions. Additionally, the timing of financial institution client gains and losses impacted this segment. These revenue decreases were partially offset by increased sales of premium-priced licensed and specialty check designs and additional value-added services.

        The decrease in operating income was primarily the result of the revenue decline and higher severance and asset impairment charges. Financial Services recorded net restructuring charges of $11.2 million in 2003, compared to net restructuring charges of $0.8 million in 2002. The 2003 restructuring charges were for employee severance related to the closing of three check printing facilities, as well as other employee reductions. The restructuring charges recorded in 2002 related to employee reductions in both manufacturing and SG&A functions. Additionally, Financial Services recorded asset impairment charges of $4.4 million in 2003. The net restructuring and asset impairment charges were discussed earlier under Restructuring Charges, Asset Impairments and Other Developments. Partially offsetting these decreases in operating income were lower discretionary spending and cost management efforts lower performance-based employee compensation, production efficiencies and $2.6 million related to the curtailment gain discussed earlier under Restructuring Charges, Asset Impairments and Other Developments.

Direct Checks

        Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names. The following table shows the results of this segment for 2004 and 2003 (dollars in thousands):

			Increase/(Decrease)

	2004	2003	$	%

Revenue	$285,297	$304,266	$(18,969)	(6.2%)
Operating income	86,016	98,087	(12,071)	(12.3%)
% of revenue	30.1%	32.2%	—	—

        The decrease in revenue was due to lower unit volume resulting from an overall decline in the number of checks being written, lower consumer response rates to direct mail advertisements, longer reorder cycles due to our promotional strategies for multi-box orders and lower customer retention. Partially offsetting the revenue pressures from the volume decline was an increase in revenue per order due to price increases, the improved effectiveness of our selling techniques and continued strength in selling premium-priced licensed and specialty check designs and additional value-added products and services.

        The decrease in operating income was primarily due to the revenue decline and a $4.7 million increase in advertising expense due to new product efforts, partially offset by productivity improvements and cost management initiatives, including savings realized from employee reductions.

        The following table shows the results of this segment for 2003 and 2002 (dollars in thousands):

			Increase/(Decrease)

	2003	2002	$	%

Revenue	$304,266	$310,866	$(6,600)	(2.1%)
Operating income	98,087	90,461	7,626	8.4%
% of revenue	32.2%	29.1%	—	—

        The decrease in revenue was due to lower unit volume resulting from an overall decline in the number of checks being written resulting from the increasing use of alternative payment methods and negative economic conditions, lower customer retention, lower consumer response rates to direct mail advertisements and longer reorder cycles due to promotional strategies for multi-box orders. Partially offsetting the revenue pressures from the volume decline was an increase in revenue per order due to continued strength in selling premium-priced licensed and specialty check designs and additional value-added services, as well as price increases.

        The increase in operating income was due to efficiencies within the manufacturing and order entry functions and cost management efforts, which more than offset the revenue decline.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

        As of December 31, 2004, we had cash and cash equivalents of $15.5 million. The following table shows our cash flow activity for the last three years and should be read in conjunction with the consolidated statements of cash flows (dollars in thousands):

	2004	2003	2002

Continuing operations:
Net cash provided by operating activities	$307,591	$181,467	$257,139
Net cash used by investing activities	(670,837)	(24,883)	(44,149)
Net cash provided (used) by financing activities	369,963	(278,471)	(97,706)
Effect of exchange rate change on cash	1,155	—	—

Net cash provided (used) by continuing operations	7,872	(121,887)	115,284
Discontinued operations	4,652	—	—

Net change in cash and cash equivalents	$12,524	$(121,887)	$115,284

        The $126.1 million increase in cash provided by operating activities in 2004, as compared to 2003, was due primarily to our cost management initiatives and productivity improvements, a $32.0 million decrease in contract acquisition payments to financial institution clients within the Financial Services segment, lower Direct Checks advertising spend in 2004 and a $12.9 million decrease in payments made for profit sharing and pension contributions. Net cash provided by operating activities in 2004 was negatively impacted $28.2 million due to NEBS severance payments, payments due to executive officers under change of control agreements and profit sharing and pension payments related to NEBS pre-acquisition results of operations. During 2004, cash inflows generated from net income less non-cash expenses were utilized primarily to make income tax payments of $108.4 million, voluntary employee beneficiary association (VEBA) trust contributions of $40.5 million, employee profit sharing and pension contributions of $26.7 million, interest payments of $28.4 million and contract acquisition payments to financial institution clients of $15.8 million.

        The $75.7 million decrease in cash provided by operating activities in 2003, as compared to 2002, was due primarily to the lower earnings discussed earlier under Consolidated Results of Operations, changes in accounts payable, the amount and timing of advertising spending within our Direct Checks segment and a $12.8 million increase in contract acquisition payments to financial institution clients within the Financial Services segment. During 2003, cash inflows generated from net income less non-cash expenses were utilized primarily to make income tax payments of $110.5 million, contract acquisition payments to financial institution clients of $47.7 million, employee profit sharing and pension contributions of $39.6 million and VEBA trust contributions of $32.0 million. During 2002, cash inflows generated from net income less non-cash expenses were utilized to fund income tax payments of $116.5 million, employee profit sharing and pension contributions of $40.6 million, contract acquisition payments to financial institution clients of $34.9 million and VEBA trust contributions of $25.5 million.

        Significant cash inflows for each year were as follows (dollars in thousands):

	2004	2003	2002

Net proceeds from short-term and long-term debt	$646,286	$288,050	$145,722
Net cash provided by operating activities of
continuing operations	307,591	181,467	257,139
Proceeds from shares issued under employee plans	18,923	23,869	30,869

        Significant cash outflows for each year were as follows (dollars in thousands):

	2004	2003	2002

Payments for acquisition, net of cash acquired	$624,859	$—	$—
Payments on long-term debt	167,050	1,743	1,723
Cash dividends paid to shareholders	74,302	80,453	92,940
Purchases of capital assets	43,817	22,034	40,708
Payments for common shares repurchased	26,637	507,126	172,803
Settlement of interest rate lock agreements	23,564	—	4,026

        We believe that important measures of our financial strength are the ratio of EBIT to interest expense, and the ratio of free cash flow(1) to total debt.

        EBIT to interest expense was 10.6 times for 2004, 16.5 times for 2003 and 68.0 times for 2002. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio on a four-quarter trailing basis of 3.0 times. The decrease in 2004 was primarily due to higher interest expense resulting from higher debt levels to fund the acquisition of NEBS and to fund share repurchases earlier in the year. This ratio will continue to decrease through the first three quarters of 2005 due to re-financing of a portion of our short-term debt with higher rate long-term debt and also higher debt levels. Nonetheless, we believe the risk of violating our financial covenants is low as we expect solid profitability and cash flow to continue. The decrease in 2003, as compared to 2002, was primarily due to higher interest expense resulting from higher interest rates and debt levels primarily due to the issuance of $300.0 million of long-term notes in December 2002. The comparable ratio of net income to interest expense was 6.0 times for 2004, 10.0 times for 2003 and 42.2 times for 2002. Further information regarding EBIT was provided earlier under Consolidated Results of Operations.

(1)	Free cash flow is not a measure of financial performance under GAAP. We monitor free cash flow on an ongoing basis, as it measures the amount of cash generated from our operating performance after investment initiatives and the payment of dividends. It represents the amount of cash available for interest payments, debt service, general corporate purposes and strategic initiatives. We do not consider free cash flow to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that free cash flow is a useful liquidity measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of free cash flow to total debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities of continuing operations as follows (dollars in thousands):

	2004	2003	2002

Net cash provided by operating activities of
continuing operations	$307,591	$181,467	$257,139
Purchases of capital assets	(43,817)	(22,034)	(40,708)
Cash dividends paid to shareholders	(74,302)	(80,453)	(92,940)

Free cash flow	$189,472	$78,980	$123,491

        Free cash flow to total debt was 15.2% for 2004, 13.3% for 2003 and 40.1% for 2002. We calculate free cash flow as cash provided by operating activities less purchases of capital assets and dividends paid to shareholders. The increase in 2004, as compared to 2003, was primarily due to the increase in operating cash flow discussed earlier. This impact was partially offset by the higher debt level as of December 31, 2004, due to financing required for the NEBS acquisition. The decrease in 2003, as compared to 2002, was due to the higher level of debt outstanding as of December 31, 2003, which was utilized to fund share repurchases, as well as the decrease in cash provided by operating activities discussed earlier. These decreases were partially offset by the lower level of capital asset purchases in 2003 as we reduced discretionary spending and the lower level of dividends paid due to fewer shares outstanding. The comparable ratio of net cash provided by operating activities to total debt was 24.7% for 2004, 30.5% for 2003 and 83.4% for 2002.

        Total debt outstanding was comprised of the following (dollars in thousands):

	December 31,
	2004	2003

3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,815	$—
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,494	298,304
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,399	—
2.75% senior, unsecured notes due September 15, 2006	50,000	50,000
Variable rate senior, unsecured notes due November 4, 2005	—	25,000
Long-term portion of capital lease obligations	6,140	7,316

Long-term portion of debt	953,848	380,620
Commercial paper	264,000	213,250
Variable rate senior, unsecured notes due November 4, 2005	25,000	—
Capital lease obligations due within one year	1,359	1,074

Total debt	$1,244,207	$594,944

        In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions on the three-year notes may not be made prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. The notes were issued at a discount from par value. The resulting discount of $0.8 million is being amortized ratably as an increase to interest expense over the terms of the notes. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS. The fair value of these notes was $582.4 million as of December 31, 2004, based on quoted market prices.

        In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. The notes were issued at 99.369% of par value. The resulting discount of $1.9 million is being amortized ratably as an increase to interest expense over the ten-

year term of the notes. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $295.6 million as of December 31, 2004, based on quoted market prices.

        In September 2003, we issued $50.0 million of 2.75% senior, unsecured notes maturing on September 15, 2006. The notes were issued under a shelf registration statement which became effective on July 8, 2003 and allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. Interest payments are due each March and September. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. Proceeds from the offering, net of offering costs, were $49.8 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $49.4 million as of December 31, 2004, based on quoted market prices.

        In November 2003, we issued $25.0 million of variable rate senior, unsecured notes maturing on November 4, 2005. The notes were issued under the July 8, 2003 shelf registration statement. Interest payments are due each February, May, August and November at an annual interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate is reset on a quarterly basis. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. Proceeds from the offering were $25.0 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was estimated to be $24.8 million as of December 31, 2004, based on a broker quote.

        During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the $600.0 million debt we issued in October 2004. The termination of the lock agreements yielded a deferred pre-tax loss of $23.6 million. This loss is reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheet as of December 31, 2004 and is being reclassified ratably to our statements of income as an increase to interest expense over the term of the related debt.

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

        We currently have a $500.0 million commercial paper program in place which carries a credit rating of A2/P2. This credit rating was downgraded from A1/P1 during the second quarter of 2004 due to the additional debt we issued in conjunction with the acquisition of NEBS. If for any reason we were unable to access the commercial paper markets, we would rely on our committed lines of credit for liquidity. The daily average amount of commercial paper outstanding during 2004 was $344.7 million at a weighted-average interest rate of 1.59%. As of December 31, 2004, $264.0 million was outstanding at a weighted-average interest rate of 2.45%. The daily average amount of commercial paper outstanding during 2003 was $149.4 million at a weighted-average interest rate of 1.15%. As of December 31, 2003, $213.3 million was outstanding at a weighted-average interest rate of 1.11%.

        During 2004, we also utilized a bridge financing agreement to initially fund a portion of the NEBS acquisition. The daily average amount outstanding under this bridge financing agreement during 2004 was $62.3 million at a weighted-average interest rate of 2.07%. During the third quarter of 2004, we utilized commercial paper borrowings to pay-off the bridge financing agreement. This agreement was terminated during the fourth quarter of 2004.

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

Both five-year lines of credit carry commitment fees of 12.5 basis points (.125%). The credit agreements governing the lines of credit contain customary covenants regarding the ratio of EBIT to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during 2004 or during 2003, and no amounts were outstanding under these lines of credit as of December 31, 2004.

        To the extent not needed to support outstanding commercial paper or letters of credit, we may borrow funds under our committed lines of credit. As of December 31, 2004, $232.0 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows (dollars in thousands):

	Total available	Expiration date

364-day line of credit	$100,000	July 2005
Five year line of credit	175,000	August 2007
Five year line of credit	225,000	July 2009

Total committed lines of credit	500,000
Commercial paper outstanding	(264,000)
Letters of credit outstanding	(3,989)

Net available for borrowing as of
December 31, 2004	$232,011

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during 2004 or during 2003, and no amounts were outstanding under this line of credit as of December 31, 2004.

        Absent certain defined events of default under our committed credit facilities, there are no significant contractual restrictions on our ability to pay cash dividends.

        In August 2003, our board of directors authorized the repurchase of up to 10 million shares of our common stock. As of December 31, 2004, we had repurchased 2.1 million shares under this authorization. Although this authorization remains in place, we will most likely not repurchase a significant number of additional shares in the near future. Instead, we intend to focus on paying down the debt we issued to complete the NEBS acquisition.

        Changes in financial condition — The table included earlier under Acquisition of New England Business Service, Inc. illustrates the allocation of the NEBS purchase price to the assets acquired and liabilities assumed. The acquisition of NEBS explains most of the significant changes in our balance sheet from December 31, 2003.

        Contract acquisition costs of our Financial Services segment decreased $12.3 million from December 31, 2003. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during 2004 were as follows (dollars in thousands):

Balance, December 31, 2003	$96,085
Cash payments	15,778
Change in accruals	6,490
Amortization	(34,528)

Balance, December 31, 2004	$83,825

        The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or obtain clients. Beginning in 2001, as competitive pressure intensified, both the number of financial institution clients requiring contract acquisition payments and the amount of the payments increased. Although we anticipate that we will continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid is dependent on numerous factors such as the number and timing of contract executions and renewals, the actions of our competitors, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. We anticipate that these payments will continue to be a significant use of cash. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract. Based on the contract acquisition cost balance as of December 31, 2004, estimated amortization for each of the next five years ending December 31 is as follows (dollars in thousands):

2005	$27,523
2006	25,107
2007	15,673
2008	11,349
2009	4,033

        Shareholders’ deficit was $178.5 million as of December 31, 2004. We are in a deficit position due to the required accounting treatment for share repurchases. Share repurchases during the past three years were as follows (dollars and shares in thousands):

	2004	2003	2002

Dollar amount	$25,520	$508,243	$172,803
Number of shares	634	12,239	3,898

        Given the strength of our financial position, as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect our shareholders’ deficit position to result in any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition.

CONTRACTUAL OBLIGATIONS

        As of December 31, 2004, our contractual obligations were as follows (dollars in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years

Long-term debt and related interest	$1,273,118	$67,149	$457,313	$58,188	$690,468

Commercial paper	264,000	264,000	—	—	—

Capital lease obligations and
related interest	9,520	2,067	3,946	3,507	—

Operating lease obligations	22,300	10,571	9,893	1,559	277

Purchase obligations	284,097	81,168	59,275	43,704	99,950

Other long-term liabilities	85,197	33,346	30,248	16,786	4,817

Total	$1,938,232	$458,301	$560,675	$123,744	$795,512

        Long-term debt consists of the senior, unsecured notes discussed earlier under Liquidity, Capital Resources and Financial Condition. The amounts presented in the table above for long-term debt include both principal and interest payments, using the current interest rate of 2.26% for the $25.0 million variable rate notes.

        We currently have commitments under both operating and capital leases. Our capital lease obligations bear interest at rates of 7.2% to 10.4% and are due through 2009. We have also entered into operating leases on certain facilities and equipment.

        Purchase obligations include amounts due under contracts with third party service providers. These contracts are primarily for information technology services related to network servers, personal computers, telecommunications, software development and support and help desk services. Additionally, purchase obligations include amounts due under Direct Checks direct mail advertising agreements and royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented here. Certain of the contracts with third party service providers allow for early termination upon the payment of specified penalties. If we were to terminate these agreements, we would incur penalties of $66.2 million as of December 31, 2004.

        Other long-term liabilities consist primarily of amounts due for contract acquisition costs, workers’ compensation and deferred officers’ compensation. Of the $66.5 million reported as long-term liabilities in our consolidated balance sheet as of December 31, 2004, $14.7 million is excluded from the payments shown in the table above. The excluded amounts include the following:

—	A portion of the amount due under our deferred officers’ compensation plan — Under this plan, employees begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur.

—	Environmental remediation costs — During 2002, we purchased an environmental insurance policy which covers pre-existing conditions from third-party claims and cost overruns for 30 years at owned, leased and divested sites, as well as any new conditions discovered at currently owned or leased sites for ten years. As a result, we expect to receive reimbursements from the insurance company for environmental remediation costs we incur. The related receivables from the insurance company are reflected in other current assets and other non-current assets in our consolidated balance sheets in amounts equal to our environmental liabilities.

—	Items which will not be paid in cash, such as a deferred gain resulting from a 1999 sale-leaseback transaction with an unaffiliated third party.

        Total contractual obligations do not include the following:

—	Payments to our defined contribution pension and 401(k) plans — The amounts payable under our defined contribution pension plans and our 401(k) plans are dependent on the number of employees providing services throughout the year, their wage rates and in the case of the 401(k) plans, whether employees elect to participate in the plans.

—	Payments to the Canadian pension plan – This plan is fully funded by a trust which we have established for this purpose. Trust assets can only be utilized to fund pension payments. The assets of the trust have been invested. If these investments do not perform as expected, we may be required to provide further funding to the trust. However, we cannot predict when, or if, further funding will be required. The projected benefit obligation for this plan was $4.9 million as of December 31, 2004.

—	Profit sharing payments — The amounts payable under our profit sharing plans are dependent on the financial performance of the company.

—	Payments for our retiree health care plans — Benefits paid under our retiree health care plan are dependent on the level of medical costs incurred by plan participants. Additionally, we have contributed funds to a trust for the purpose of funding our retiree health care plan. Trust assets can be utilized only to pay medical costs of plan participants. Thus, we have the option of paying retiree medical costs from the trust or from the general assets of the company.

—	Income tax payments which will be remitted on our earnings, or

—	Contributions which may be made to the VEBA trust which we use to fund employee and retiree medical and severance payments.

OFF-BALANCE SHEET ARRANGEMENTS/CONTINGENT COMMITMENTS

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

CRITICAL ACCOUNTING POLICIES

        Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill and indefinite-lived trade names, income taxes, restructuring accruals and post-retirement benefits. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We implemented one significant change to our accounting policies during 2004. On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. This change in accounting principle is discussed in further detail under Stock-Based Compensation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        Goodwill and indefinite-lived trade names – As of December 31, 2004, we had goodwill of $580.7 million, comprised of $498.5 million from the acquisition of NEBS and $82.2 million related to our Direct Checks segment’s acquisition of Designer Checks in 2000. Goodwill is tested for impairment on at least an annual basis and between annual evaluations if events or circumstances occur which could indicate that an impairment has occurred. As discussed earlier under Segment Results, our Direct Checks segment has been impacted by the decline in check usage, lower consumer response rates to direct mail advertisements, longer re-order cycles due to multi-box promotional strategies and lower customer retention rates. To date, we have been able to offset the impact of the resulting volume decline through improved selling techniques, price increases and cost management efforts. However, eventually we may no longer be able to offset the impact of continuing volume declines. Assuming the business conditions for Direct Checks remain as they are and we are unable to offset the impact of continuing volume declines, eventually the goodwill associated with the Designer Checks acquisition will be impaired, and we will be required to reflect the impairment charge in our results of operations.

        We also have indefinite-lived trade names of $59.4 million as of December 31, 2004, resulting from the acquisition of NEBS. We will continually evaluate the remaining useful lives of these assets to determine whether events and circumstances continue to support an indefinite useful life. If we subsequently determine that one or more of these assets have a finite useful life, we will first test the asset for impairment and then amortize the asset over its estimated remaining useful life.

        The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.

        Income taxes – When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. In the event there is a significant unusual or one-time item recognized in our results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred.

        Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense on capital assets. These timing differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our statements of income. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

        We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest. Our reserves for contingent tax liabilities totaled $17.6 million as of December 31, 2004, and are included in accrued liabilities in our consolidated balance sheets. These reserves relate to various tax years subject to audit by taxing authorities. We believe that our current tax reserves are adequate, and reflect the most probable outcome of known tax contingencies. However, the ultimate outcome may differ from our estimates and assumptions and could impact the provision for income taxes reflected in our consolidated statements of income. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution could result in reduced income tax expense in our consolidated statements of income in the future.

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

        Restructuring accruals – Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. Cost management is one of our strategic objectives and we are continually seeking ways to lower our cost structure. The acquisition of NEBS has resulted in even larger restructuring accruals as we combine the two companies and exit certain activities. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as many times employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from actual employee behavior, subsequent adjustments to restructuring accruals have been and will be required.

        With regards to our 2003 employee reduction initiatives, we subsequently reversed $1.3 million of the original restructuring accruals as a result of fewer employees receiving severance benefits than originally estimated. No significant adjustments were made to the accruals related to our 2004 or 2002 employee reduction initiatives.

        Post-retirement benefits – Our net post-retirement benefit expense was $5.1 million in 2004, $6.7 million in 2003 and $5.6 million in 2002. Our business segments record post-retirement benefit expense in cost of goods sold or SG&A expense, based on the composition of their workforces. Our post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets and the expected health care cost trend rate. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. The expected long-term rate of return on plan assets and the health care cost trend rate are based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions. The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. If the assumptions utilized in determining our post-retirement benefit expense and liability differ from actual events, our results of operations for future periods could be impacted.

        In measuring the accumulated post-retirement benefit obligation as of December 31, 2004, we assumed a discount rate of 5.75%. A 0.25 point change in the discount rate would increase or decrease our annual post-retirement benefit expense by $0.4 million. In measuring the net post-retirement benefit expense for 2004, we assumed an expected long-term rate of return on plan assets of 8.75%. A 0.25 point change in this assumption would increase or decrease our annual post-retirement benefit expense by $0.2 million.

        In measuring the accumulated post-retirement benefit obligation as of December 31, 2004, our initial health care inflation rate for 2005 was assumed to be 10.75% and our ultimate health care inflation rate for 2011 and beyond was assumed to be 5.25%. A one percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $15.9 million and the service and interest cost components of our annual post-retirement benefit expense by $0.9 million. A one percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $14.1 million and the service and interest cost components of our annual post-retirement benefit expense by $0.9 million.

        When actual events differ from our assumptions or when we change the assumptions used, an unrecognized actuarial gain or loss results. Unrecognized gains and losses are reflected in post-retirement benefit expense over the average remaining service life of employees expected to receive benefits under the plan, which is currently nine years. As of December 31, 2004, our unrecognized net actuarial loss was $92.5 million. Of this amount, $31.5 million resulted from changes in the discount rate assumption. During each of the last three years we have lowered our discount rate assumption due to decreases in interest rates. As of December 31, 2004, $28.8 million of the unrecognized net actuarial loss resulted from changes in our assumed health care cost trend rate. In recent years we have increased our heath care cost trend rate assumption to reflect the current trend of increasing medical costs. Also as of December 31, 2004, $21.0 million of the unrecognized net actuarial loss resulted from differences between our expected long-term rate of return on plan assets and the actual return on plan assets. Since this assumption takes a long-term view of investment returns, there may be differences between the expected rate of return and the actual rate of return on plan assets in the short-term. The remainder of the net actuarial loss amount primarily related to differences between our assumed medical costs and actual experience and changes in the employee population.

        During the fourth quarter of 2003, we amended our retiree health care plan to limit the number of employees eligible for benefits under the plan. This change was discussed earlier under Restructuring Charges, Asset Impairments and Other Developments and resulted in a curtailment gain of $4.0 million in 2003. This gain is reflected as a reduction of cost of goods sold of $1.4 million and a reduction of SG&A expense of $2.6 million in our 2003 consolidated statement of income. This plan change resulted in a $2.5 million decrease in our 2004 post-retirement benefit expense.

NEW ACCOUNTING PRONOUNCEMENTS

        In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, including the required financial statement disclosures, and supersedes the previous guidance issued by the FASB in January 2004. The new Medicare law introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plans do provide prescription drug coverage which is at least actuarially equivalent to the Medicare plan. Effective April 1, 2004, we elected to adopt the accounting treatment required by FSP No. FAS 106-2 utilizing the retroactive application method. In accordance with this accounting guidance, we completed a re-measurement of our plan assets and liabilities as of December 31, 2003. The federal subsidy provided for under the new Medicare law resulted in a $9.5 million reduction in our accumulated post-retirement benefit obligation as of December 31, 2003 and resulted in a $1.0 million reduction in our post-retirement benefit expense for 2004.

        In November 2004, the FASB ratified a consensus reached by the Emerging Issues Task Force (EITF) regarding Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, in Determining Whether to Report Discontinued Operations. This issue provides additional guidance concerning situations when the disposal of a component of a business should be reported as discontinued operations in a company’s financial statements. We applied the guidance contained in this issue when analyzing the businesses reported as discontinued operations in our 2004 consolidated financial statements, as discussed earlier under Acquisition of New England Business Service, Inc.

        In December 2004, the FASB issued FSP No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. This FSP states that the tax deduction provided for under the new law should be recorded as a special deduction and not as a reduction in the tax rate. Thus, the tax benefit of the deduction is recognized in the periods the deduction is reported on the tax return. Deferred tax assets and liabilities do not reflect the deductions to be taken in future years. Since the deduction is effective for taxable years beginning after December 31, 2004, there was no impact on our 2004 provision for income taxes.

        In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. We are currently evaluating whether any of the earnings of our Canadian operations will be repatriated in accordance with the terms of this law. The maximum amount of earnings that could be repatriated is approximately $34 million, which would result in tax expense of approximately $3.5 million. We expect our evaluation to be completed in the second quarter of 2005.

        In December 2004, the FASB issued a revision to SFAS No. 123. The new statement is referred to as SFAS No. 123(R) and is entitled Share-Based Payment. This new statement was discussed earlier under Stock-Based Compensation.

OUTLOOK

        We expect that 2005 revenue will be up from 2004, while operating income will be down. The full-year impact of the NEBS acquisition and continued growth in revenues from our Small Business Services business referral program will partially offset the decline in our other two business segments. Within Small Business Services, we have provided extensive training to our sales associates to transition that organization from a service to a selling environment. We have also continued to partner with our financial institution clients to increase their participation in our business referral program. Additionally, the acquisition of NEBS expands our product offerings, customer base and non-check revenue. Financial Services revenue is expected to decrease approximately $110 million and operating margin is expected to decrease approximately four percentage points due to the loss of a major financial institution client and continued pricing pressure. Our operating margin is also expected to decrease as a full year of NEBS results of operations will be included in our consolidated results. NEBS has historically had lower margins than our other businesses because of their business model. Additionally, NEBS results of operations are expected to include $37 million of additional acquisition-related amortization expense. As discussed earlier under Restructuring Charges, Asset Impairments and Other Developments, we expect to realize approximately $27 million of net cost savings in 2005 from the closing of check printing facilities and other employee reductions. These savings are in comparison to our 2004 results of operations. However, it is becoming increasingly difficult to offset all of the revenue loss in the Financial Services and Direct Checks segments through our cost management efforts. We expect diluted earnings per share to be between $0.75 and $0.79 for the first quarter of 2005 and approximately $3.30 for the full year.

        We anticipate that operating cash flow will exceed $265 million in 2005, compared to $307.6 million in 2004. The decrease is due primarily to an expected increase in contract acquisition payments to financial institution clients and higher payments in early 2005 for performance-based employee compensation related to our 2004 operating performance. For 2005, we expect NEBS to contribute approximately $45 to $60 million of operating cash flow after the increased interest payments resulting from financing the acquisition.

        We expect to spend approximately $45 million on purchases of capital assets during 2005. Approximately $20 million is projected to be devoted to maintaining our business and integration projects, with the remainder targeted primarily for information technology initiatives.

        Our strong cash flows allowed us to increase our quarterly dividend payment from $0.37 per share to $0.40 per share in the first quarter of 2005. Although dividends are subject to board of director approval on an ongoing basis, we currently expect no further changes to our dividend payment level. The 10 million share repurchase authorization approved by our board of directors in August 2003 remains in place. We do not intend to repurchase a significant number of additional shares in the near future, but intend to focus on paying down the debt issued to complete the acquisition of NEBS. We expect to pay down approximately $180 million of debt during 2005.

        We intend to continue seeking cost saving opportunities throughout the company. One example is the planned installation of the SAP® sales and distribution module in our order processing and call center operations. This new system will reduce redundancy while standardizing systems and processes. This project, which currently excludes the newly acquired NEBS business, is expected to be completed by the end of 2005.

        In addition, we will continue to focus over the next several months on the successful integration of NEBS. We have announced our intention to utilize a shared services approach for both manufacturing and certain SG&A functions. As a result of this strategy, we closed the Tucker, Georgia facility in December 2004 and announced other reductions in employees across functional areas. We also intend to close the facility in Los Angeles, California by the end of 2005 and we plan to close the facility in Athens, Ohio by mid-2006. Our shared services approach will likely result in the exit of further activities. To ensure that we continue to meet customer expectations, significant analysis is required before additional plans can be finalized. With the exit of these facilities and by taking advantage of other operational synergies, we estimate that we will be able to eliminate at least $25 million of costs annually beginning in 2005, in comparison to NEBS historical results of operations.

        Beginning in 2006, we expect that the success of our Small Business Services segment will offset the declines in our other two business segments. We anticipate growth in our Small Business Services segment due to our larger customer base, expanded products and services, and additional cost synergies.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,”

“believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions in this Annual Report on Form 10-K, in future filings with the SEC, in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

        We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be wrong. Some of these uncertainties and other factors are discussed below under Certain Factors That May Affect Future Results (many of which have been discussed in prior filings with the SEC). Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

        You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

        The check printing portion of the payments industry is mature and, if it declines faster than expected, it could have a materially adverse impact on our operating results.

        Check printing is, and is expected to continue to be, an essential part of our business and the principal source of our operating income. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, according to our estimates, the total number of checks written by individuals and small businesses continued to decline slightly in 2004, and the total number of personal, business and government checks written in the United States has been in decline since the mid-1990s. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, electronic and other bill paying services, home banking applications and Internet-based payment services. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for checks and a material, adverse effect on our business, results of operations and prospects.

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

        Our Direct Checks segment and portions of our Small Business Services segment have experienced declines in response and retention rates related to direct mail promotional materials. We believe that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by our target customers, the gradual obsolescence of our standardized forms products and in the case of our direct-to-consumer check business, the multi-box promotional strategies employed by us and our competitors. To offset these impacts, we may have to modify and/or increase our marketing and sales efforts, which could result in increased expense.

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

        We acquired NEBS in June 2004 and have stated that we expect to eliminate at least $25 million of NEBS historical operating costs in 2005 as we integrate the two companies. We have also stated that, beginning in 2006, we expect the growth of our Small Business Services segment to offset the impact of pricing pressure and declining personal check usage in our other segments. The integration of any acquisition involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s attention from other business concerns, potential loss of our key employees or key employees of acquired businesses, potential exposure to unknown liabilities and possible loss of our clients and customers or clients and customers of the acquired businesses. While we anticipate that we will be able to achieve our stated objectives, we can provide no assurance that one or more of these factors will not negatively impact our results of operations.

        In regards to future acquisitions, we cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent. Significant acquisitions typically result in the incurrence of contingent liabilities or debt, or additional amortization expense related to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition.

        Our failure to successfully implement a project we have undertaken to replace major portions of our existing sales and distribution systems could negatively impact our business.

        During 2005, we will continue to expand our use of the SAP software platform with the planned installation of the SAP sales and distribution module. Once implemented, we expect the new system to reduce redundancy while standardizing systems and processes and reduce our costs. This is a significant information systems project with wide-reaching impacts on our internal operations and business. We can provide no assurance that the amount of this investment will not exceed our expectations and result in materially increased levels of expense. There is also no assurance that this initiative will achieve the expected cost savings or result in a positive return on our investment. Additionally, if the new system does not operate as intended, or is not implemented as planned, there could be disruptions in our business which could adversely affect our results.

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

        We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act and other federal regulation and state law on the same subject. These laws and regulations require us to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter. These regulations could have the effect of foreclosing future business initiatives.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During 2004, we utilized commercial paper to pay off the bridge financing agreement used to finance the NEBS acquisition, as well as to fund working capital requirements. On October 1, 2004, we refinanced a portion of our commercial paper debt with fixed rate, long-term debt. In addition, we have various lines of credit available and capital lease obligations which are due through 2009. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2004, our total debt was comprised of the following (dollars in thousands):

	Carrying amount	Fair value(1)	Weighted-average interest rate

Long-term notes maturing October 2007	$324,815	$318,923	3.50%
Long-term notes maturing December 2012	298,494	295,629	5.00%
Long-term notes maturing October 2014	274,399	263,508	5.13%
Commercial paper	264,000	264,000	2.45%
Long-term notes maturing September 2006	50,000	49,397	2.75%
Long-term notes maturing November 2005	25,000	24,839	2.26%
Capital lease obligations maturing through September 2009	7,499	7,499	10.33%

Total debt	$1,244,207	$1,233,795	3.98%

(1) Based on quoted market rates as of December 31, 2004, except for our capital lease obligations which are shown at carrying value.

        Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $4.4 million for 2004, $1.6 million for 2003 and $1.5 million for 2002.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Deluxe Corporation:

        We have completed an integrated audit of Deluxe Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as of January 1, 2004.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded New England Business Service, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded New England Business Service, Inc. from our audit of internal control over financial reporting. New England Business Service, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 64.3% and 23.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 16, 2005

DELUXE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share par value)

	December 31,
	2004	2003

Current Assets:
Cash and cash equivalents	$15,492	$2,968
Restricted cash	517	—
Trade accounts receivable-net of allowances for uncollectible accounts	110,529	37,066
Inventories and supplies	38,890	18,652
Deferred income taxes	13,531	258
Current assets of discontinued operations	22,641	—
Other current assets	38,786	19,984

Total current assets	240,386	78,928
Long-term Investments	47,529	42,510
Property, Plant, and Equipment-net of accumulated depreciation	158,162	123,615
Assets Held for Sale	7,719	—
Intangibles-net of accumulated amortization	297,184	78,161
Goodwill	580,740	82,237
Non-Current Assets of Discontinued Operations	6,964	—
Other Non-Current Assets	160,395	157,509

Total assets	$1,499,079	$562,960

Current Liabilities:
Accounts payable	$72,984	$46,694
Accrued liabilities	202,979	126,821
Short-term debt	264,000	213,250
Long-term debt due within one year	26,359	1,074
Current liabilities of discontinued operations	4,876	—

Total current liabilities	571,198	387,839
Long-Term Debt	953,848	380,620
Deferred Income Taxes	82,489	42,654
Non-Current Liabilities of Discontinued Operations	3,490	—
Other Non-Current Liabilities	66,545	49,930
Commitments and Contingencies (Notes 9 and 12)
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000,000 shares;
issued: 2004 – 50,265,695; 2003 – 50,173,067)	50,266	50,173
Additional paid-in capital	20,761	—
Accumulated deficit	(235,651)	(345,950)
Unearned compensation	—	(41)
Accumulated other comprehensive loss, net of tax	(13,867)	(2,265)

Total shareholders’ deficit	(178,491)	(298,083)

Total liabilities and shareholders’ deficit	$1,499,079	$562,960

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002

Revenue	$1,567,015	$1,242,141	$1,283,983
Cost of goods sold	535,949	425,965	435,794

Gross Profit	1,031,066	816,176	848,189

Selling, general and administrative expense	683,184	492,511	502,961
Asset impairment and net disposition (gains) losses	(30)	4,744	297

Operating Income	347,912	318,921	344,931
Other income (expense)	442	(669)	195

Income Before Interest and Taxes	348,354	318,252	345,126

Interest expense	(32,851)	(19,241)	(5,079)
Interest income	1,370	369	675

Income Before Income Taxes	316,873	299,380	340,722

Provision for income taxes	118,225	106,908	126,448

Income From Continuing Operations	198,648	192,472	214,274

Discontinued Operations:
Loss from operations	(1,098)	—	—
Income tax benefit	441	—	—

Loss From Discontinued Operations	(657)	—	—

Net Income	$197,991	$192,472	$214,274

Basic Earnings per Share:
Income from continuing operations	$3.96	$3.53	$3.41
Loss from discontinued operations	(0.01)	—	—

Basic Earnings per Share	$3.95	$3.53	$3.41

Diluted Earnings per Share:
Income from continuing operations	$3.93	$3.49	$3.36
Loss from discontinued operations	(0.01)	—	—

Diluted Earnings per Share	$3.92	$3.49	$3.36

Cash Dividends per Share	$1.48	$1.48	$1.48

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002

Net Income	$197,991	$192,472	$214,274

Other Comprehensive (Loss) Income, Net of Tax:
Loss on derivative instruments:
Loss on derivative instruments arising during the year	(14,803)	—	(2,496)
Less reclassification of loss on derivative
instruments from other comprehensive income to net
income	771	221	10
Unrealized gains on securities:
Unrealized holding gains arising during the year	161	—	—
Less reclassification adjustments for gains included in
net income	(51)	—	—
Unrealized foreign currency translation adjustment	2,320	—	—

Other Comprehensive (Loss) Income	(11,602)	221	(2,486)

Comprehensive Income	$186,389	$192,693	$211,788

Related Tax Benefit (Expense) of Other Comprehensive
(Loss) Income Included in Above Amounts:
Loss on derivative instruments:
Loss on derivative instruments arising during the year	$8,762	$—	$1,530
Less reclassification of loss on derivative
instruments from other comprehensive income to net
income	(456)	(123)	(6)
Unrealized gains on securities:
Unrealized holding gains arising during the year	(108)	—	—
Less reclassification adjustments for gains included in
net income	34	—	—

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

(Dollars and shares in thousands)

	Common shares		Additional	Retained earnings		Accumulated other	Total shareholders’
	Number of shares	Par value	paid-in capital	(accumulated deficit)	Unearned compensation	comprehensive loss	equity (deficit)

Balance, December 31, 2001	64,102	$64,102	$—	$14,563	$(60)	$—	$78,605
Net income	—	—	—	214,274	—	—	214,274
Cash dividends	—	—	—	(92,940)	—	—	(92,940)
Common shares issued	1,255	1,255	30,295	—	—	—	31,550
Tax benefit of stock options	—	—	8,648	—	—	—	8,648
Common shares repurchased	(3,898)	(3,898)	(38,388)	(130,517)			(172,803)
Other common shares retired	(13)	(13)	(555)	—	—	—	(568)
Stock-based compensation and
related amortization	—	—	—	—	36	—	36
Loss on derivatives, net of tax	—	—	—	—	—	(2,486)	(2,486)

Balance, December 31, 2002	61,446	61,446	—	5,380	(24)	(2,486)	64,316
Net income	—	—	—	192,472	—	—	192,472
Cash dividends	—	—	—	(80,453)	—	—	(80,453)
Common shares issued	1,041	1,041	22,869	—	—	—	23,910
Tax benefit of stock options	—	—	6,139	—	—	—	6,139
Common shares repurchased	(12,239)	(12,239)	(32,655)	(463,349)	—	—	(508,243)
Other common shares retired	(75)	(75)	(3,006)	—	—	—	(3,081)
Stock-based compensation and
related amortization	—	—	6,653	—	(17)	—	6,636
Loss on derivatives, net of tax	—	—	—	—	—	221	221

Balance, December 31, 2003	50,173	50,173	—	(345,950)	(41)	(2,265)	(298,083)
Net income	—	—	—	197,991	—	—	197,991
Cash dividends	—	—	—	(74,302)	—	—	(74,302)
Common shares issued	760	760	18,163	—	—	—	18,923
Tax benefit of stock options	—	—	3,398	—	—	—	3,398
Common shares repurchased	(634)	(634)	(11,496)	(13,390)	—	—	(25,520)
Other common shares retired	(36)	(36)	(1,508)	—	—	—	(1,544)
Fair value of employee
stock-based compensation	3	3	12,204	—	41	—	12,248
Loss on derivatives, net of tax	—	—	—	—	—	(14,032)	(14,032)
Translation adjustment	—	—	—	—	—	2,320	2,320
Unrealized gain on securities,
net of tax	—	—	—	—	—	110	110

Balance, December 31, 2004	50,266	$50,266	$20,761	$(235,651)	$—	$(13,867)	$(178,491)

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW SHEETS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002

Cash Flows from Operating Activities:
Net income	$197,991	$192,472	$214,274
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Loss from discontinued operations	657	—	—
Depreciation	27,330	22,773	23,953
Amortization of intangibles	66,526	37,309	34,252
Amortization of contract acquisition costs	34,528	25,586	15,161
Employee stock-based compensation expense	12,248	954	3,102
Deferred income taxes	(2,654)	(7,494)	11,104
Other non-cash items, net	12,719	15,214	10,128
Changes in assets and liabilities, net of effects of
acquisition and discontinued operations:
Trade accounts receivable	(15,295)	(2,883)	4,778
Inventories and supplies	3,980	1,482	1,976
Other current assets	(61)	1,487	(5,766)
Contract acquisition payments	(15,778)	(47,728)	(34,890)
Deferred advertising costs	2,748	(11,786)	4,670
Other non-current assets	(4,695)	(10,346)	(9,808)
Accounts payable	1,338	(10,095)	7,828
Accrued and other non-current liabilities	(13,991)	(25,478)	(23,623)

Net cash provided by operating activities of continuing operations	307,591	181,467	257,139

Cash Flows from Investing Activities:
Payments for acquisition, net of cash acquired	(624,859)	—	—
Increase in restricted cash	(517)	—	—
Purchases of capital assets	(43,817)	(22,034)	(40,708)
Other	(1,644)	(2,849)	(3,441)

Net cash used by investing activities of continuing operations	(670,837)	(24,883)	(44,149)

Cash Flows from Financing Activities:
Net borrowings (payments) of short-term debt	50,750	213,250	(150,000)
Proceeds from long-term debt, net of debt issuance costs	595,536	74,800	295,722
Payments on long-term debt	(167,050)	(1,743)	(1,723)
Settlement of interest rate lock agreements	(23,564)	—	(4,026)
Change in book overdrafts	(3,693)	(1,068)	(2,805)
Payments for common shares repurchased	(26,637)	(507,126)	(172,803)
Proceeds from issuing shares under employee plans	18,923	23,869	30,869
Cash dividends paid to shareholders	(74,302)	(80,453)	(92,940)

Net cash provided (used) by financing activities of continuing
operations	369,963	(278,471)	(97,706)

Effect of Exchange Rate Changes on Cash	1,155	—	—
Net Cash Provided by Discontinued Operations	4,652	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	12,524	(121,887)	115,284
Cash and Cash Equivalents:
Beginning of Year	2,968	124,855	9,571

End of Year	$15,492	$2,968	$124,855

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant accounting policies

        Consolidation– The consolidated financial statements include the accounts of Deluxe Corporation and all majority owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated.

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

        Foreign currency translation – The financial statements of our foreign subsidiaries are measured in the respective subsidiaries’ functional currencies and are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the year. The resulting translation gains and losses are reflected in accumulated other comprehensive loss in the shareholders’ deficit section of our consolidated balance sheets. Foreign currency transaction gains and losses are recorded in other income and expense in our consolidated statements of income.

        Cash and cash equivalents – We consider all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in accounts payable and totaled $8.0 million as of December 31, 2004 and $8.8 million as of December 31, 2003.

        Restricted cash – Restricted cash relates to the acquisition of New England Business Service, Inc. (NEBS) in June 2004 (see Note 4). Upon acquisition, we were required to place on deposit the funds needed to pay shareholders who did not tender their shares of NEBS common stock under our tender offer. These shareholders must present their stock certificates in order to receive their portion of the funds. The funds must remain on deposit for a period of nine months, after which time the funds will be returned to us, and thereafter, any remaining unclaimed funds will be remitted to the appropriate governmental authority under applicable escheat laws.

        Trade accounts receivable – Trade accounts receivable are initially recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances for uncollectible accounts which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts, we take several factors into consideration including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for uncollectible accounts are recorded as bad debt expense and are included in selling, general and administrative (SG&A) expense in our consolidated statements of income.

        Inventories – Inventories are stated at the lower of cost or market. Beginning July 1, 2004, approximate cost is determined using the first-in, first-out (FIFO) method for all inventories. Prior to July 1, 2004, we accounted for a portion of our inventories using the last-in, first-out (LIFO) method. This change resulted in a decrease in cost of goods sold of $2.2 million, primarily in our Financial Services segment. This equates to an increase in net income of $1.4 million, or $0.03 per diluted share. The effect of this accounting change on prior periods was immaterial, as was the effect on the current year. As such, we did not restate prior period financial statements to reflect this change. We consider the FIFO method to be preferable. The recently acquired NEBS business (see Note 4) also utilized the FIFO method, and now we have a consistent accounting methodology across the company. Additionally, the effect on net income of utilizing the FIFO method is not significantly different than the results that would be obtained using the LIFO method. As of December 31, 2003, $8.2 million of total inventories was accounted for under the LIFO method, and LIFO inventories were $2.7 million less than replacement cost.

        Supplies – Supplies are stated at the lower of cost or market and consist of items not used directly in the production of goods, such as maintenance and janitorial supplies utilized in the production area. Cost is determined using the FIFO method.

        Cash held for customers – As part of our Canadian payroll services business, we collect funds from our clients for the payment of payroll and taxes. We hold these funds temporarily until payments are remitted to the clients’ employees and the appropriate taxing authorities. These funds are reported as cash held for customers and are included in other current assets in our consolidated balance sheets. These amounts totaled $9.8 million as of December 31, 2004. The corresponding liability for these obligations is included in accrued liabilities in our consolidated balance sheet.

        Long-term investments – Long-term investments consist primarily of cash surrender values of life insurance contracts. The carrying amounts reported in the consolidated balance sheets for these investments approximate fair value. Additionally, at December 31, 2004, long-term investments included $3.4 million of investments acquired upon the acquisition of NEBS (see Note 4). These investments consist primarily of domestic mutual funds. They are classified as available for sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss in the shareholders’ deficit section of our consolidated balance sheets. Realized gains and losses and permanent declines in value are included in other income and expense in the consolidated statements of income. The cost of securities sold is determined using the average cost method.

        Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are stated at historical cost. Buildings are assigned 40-year lives and machinery and equipment are generally assigned lives ranging from three to 11 years, with a weighted-average life of 8.7 years as of December 31, 2004. Buildings, machinery and equipment are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Gains or losses resulting from the disposition of property, plant and equipment are included in asset impairment and net disposition (gains) losses in the consolidated statements of income.

        Intangibles – Intangible assets are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from six months to 15 years, with a weighted-average life of 6.1 years as of December 31, 2004. Additionally, certain trade name assets acquired as part of the acquisition of NEBS (see Note 4) have been assigned indefinite lives. As such, these assets are not amortized, but are subject to impairment testing on at least an annual basis. Gains or losses resulting from the disposition of intangibles are included in asset impairment and net disposition (gains) losses in the consolidated statements of income.

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

Capitalization of costs ceases when the project is substantially complete and ready for its intended use. The carrying value of internal-use software is reviewed in accordance with our policy on impairment of long-lived assets and amortizable intangibles.

        During the first quarter of 2004, we revised the estimated useful lives for certain of our software and production assets, as we expected that the assets would be replaced or retired sooner than originally anticipated. The weighted-average useful life for these assets was shortened from 8.0 years to 6.8 years. This change in accounting estimate resulted in increased depreciation and amortization expense of $8.4 million in 2004. This equates to a decrease in net income of $5.3 million, or $0.10 per diluted share.

        Impairment of long-lived assets and amortizable intangibles – We evaluate the recoverability of property, plant, equipment and amortizable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

        We evaluate the recoverability of property, plant, equipment and intangibles held for sale by comparing the asset’s carrying amount with its fair value less costs to sell. Should the fair value less costs to sell be less than the carrying value of the long-lived asset, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset less costs to sell.

        The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

        Impairment of non-amortizable intangibles and goodwill – In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we evaluate the carrying value of non-amortizable intangibles and goodwill during the third quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

        We measure the carrying amount of a non-amortizable intangible asset against its estimated fair value. Should the estimated fair value be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

        When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluations of goodwill performed during 2004, 2003 and 2002 resulted in no impairment losses.

        Contract acquisition costs – We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs consist of cash payments or accruals related to amounts paid or owed to financial institution clients by our Financial Services segment. Contract acquisition costs are generally amortized as reductions of revenue on the straight-line basis over the related contract term. Currently, these amounts are being amortized over periods ranging from two to eight years, with a weighted-average life of 4.9 years as of December 31, 2004. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Contract acquisition costs consist of balances relating to numerous financial institutions. Should a financial institution cancel a contract prior to the agreement’s termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets.

        Advertising costs – Deferred advertising costs include materials, printing, labor and postage costs related primarily to direct response advertising programs of our Direct Checks and Small Business Services segments. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, especially with regard to check re-orders which can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting our results of operations during the period in which the change occurred and in subsequent periods. For our Direct Checks segment, approximately 70% of the costs of individual advertisements are currently expensed within six months of the advertisement. The majority of the deferred advertising costs of our Small Business Services segment are fully amortized within six months of the advertisement. Deferred advertising costs are included in other non-current assets in the consolidated balance sheets.

        During the first quarter of 2003, we reviewed our various marketing programs and the related revenues generated from these programs. As a result of this review, we modified the estimated revenue streams over which our deferred advertising costs are amortized. We shortened the amortization periods from an average of 18 months to a maximum of 18 months, and we revised our pattern of amortization to reflect the fact that due to the promotional strategies of our Direct Checks segment, a larger proportion of revenues are generated from reorders than from initial orders. Additionally, the decline in check usage and Direct Checks promotional strategies for multi-box orders resulted in a lengthening of the check reorder cycle. The net impact of these changes in accounting estimates resulted in a decrease in SG&A expense of approximately $7 million during 2003. This equates to a $4.5 million increase in net income, or $0.08 per diluted share. During 2004 and 2002, no material revisions were made to the amortization of deferred advertising costs.

        Major non-direct response advertising projects are expensed the first time the advertising takes place, while other costs of non-direct response advertising are expensed as incurred. Catalogs provided to financial institution clients of the Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense for continuing operations was $118.1 million in 2004, $76.4 million in 2003 and $78.2 million in 2002.

        Restructuring accruals – Over the past several years, we have recorded restructuring accruals as a result of facility closings and cost management efforts. The acquisition of NEBS has also resulted in restructuring accruals as we combine the two companies and exit certain activities. The primary component of these charges has been employee termination benefits paid under our ongoing severance benefit plan. We record charges for these employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as many times employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from actual employee behavior, subsequent adjustments to restructuring accruals have been and will be required. Restructuring accruals are included in accrued liabilities and other non-current liabilities in our consolidated balance sheets.

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

        Derivative financial instruments – We have used derivative financial instruments to hedge interest rate exposures related to the issuance of long-term debt (see Note 12). We do not use derivative financial instruments for trading or speculative purposes.

        We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically either in income or in shareholders’ deficit as a component of accumulated other comprehensive loss, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portion of the change in the fair value of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive loss net of taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

        Revenue recognition – Revenue is generally recognized when products are shipped or as services are performed. Revenue includes amounts billed to customers for shipping and handling and pass-through costs, such as marketing materials for which our financial institution clients reimburse us. Costs incurred for shipping and handling and pass-through costs are reflected in cost of goods sold. While we do provide our customers with a right of return, revenue is not deferred. Rather, a reserve for sales returns is recorded in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, based on significant historical experience. Our level of sales returns has not been significant historically.

        At times, a financial institution client may terminate its contract with us prior to the end of the contract term. In many of these cases, the financial institution is contractually required to remit a contract buyout payment. Such payments are recorded as revenue when the termination agreement is executed, provided that we have no further service or contractual obligations and collection of the funds is assured.

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

        Sales incentives – We enter into contractual agreements with financial institution clients for rebates on certain products we sell. We record these amounts as reductions of revenue in the consolidated statements of income and as accrued liabilities in the consolidated balance sheets when the related revenue is recorded.

        At times we may also sell products at discounted prices or provide free products to customers when they purchase a specified product. Discounts are recorded as reductions of revenue when the related revenue is recorded. The cost of free products is recorded as cost of goods sold when the revenue for the related purchase is recorded.

        Employee stock-based compensation – On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. We are reporting this change in accounting principle using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Beginning in 2004, our results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2004. This method results in the same amount of compensation expense which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date. Prior to 2004, we accounted for our employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, no compensation expense was recognized for stock options or for our employee stock purchase plan. In accordance with the modified prospective method of transition, results for prior years have not been restated to reflect this change in accounting principle. For 2003 and 2002, the pro forma net income and earnings per share information presented below was determined as if we had accounted for our employee stock-based compensation under the fair value method of SFAS No. 123.

        The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model. During 2003, we modified the method used to determine the assumptions used in valuing options by utilizing only historical data subsequent to the spin-off of our former eFunds segment in December 2000. Prior to 2003, we did not have enough historical information subsequent to the eFunds spin-off to provide a statistically valid sample of observations. The following weighted-average assumptions were used in valuing options issued:

	2004	2003	2002

Risk-free interest rate (%)	3.6	2.9	4.8
Dividend yield (%)	4.0	4.3	6.0
Expected volatility (%)	22.0	24.4	26.2
Weighted-average option life (years)	5.5	6.0	6.0

        The weighted-average fair value of options granted was $6.64 per share in 2004, $6.06 per share in 2003 and $7.42 per share in 2002. The estimated fair value of the options is recognized as expense on the straight-line basis over the options’ vesting periods. Options generally vest one-third each year over three years. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in 2003 and 2002. The information presented for 2004 reflects our actual results of operations.

	Actual	Pro Forma
(dollars in thousands, except per share amounts)	2004	2003	2002

Net income, as reported	$197,991	$192,472	$214,274
Add employee stock-based compensation included in
net income:
Stock options and employee stock purchase plan	6,924	—	303
Performance shares	447	—	—
Restricted stock and restricted stock units	4,877	954	2,799

Total	12,248	954	3,102
Tax benefit	(4,569)	(340)	(1,151)

Employee stock-based compensation included in net
income, net of tax	7,679	614	1,951
Deduct fair value employee stock-based compensation,
net of tax	(7,679)	(5,077)	(5,239)

Pro forma net income	$197,991	$188,009	$210,986

Earnings per share:
Basic – as reported	3.95	3.53	3.41
pro forma	3.95	3.45	3.36
Diluted – as reported	3.92	3.49	3.36
pro forma	3.92	3.42	3.32

        Earnings per share – Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted-average number of common shares outstanding during the year, adjusted to give effect to common stock equivalents such as stock options and restricted stock units issued under our stock incentive plan and shares contingently issuable under our performance share and officers’ annual incentive compensation programs (see Note 10).

        Comprehensive income – Comprehensive income includes charges and credits to shareholders’ equity that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, gains and losses on derivative instruments, unrealized gains and losses on securities and foreign currency translation adjustments. The gains and losses on derivative instruments, the unrealized gains and losses on securities and the foreign currency translation adjustments are reflected as accumulated other comprehensive loss in our consolidated balance sheets and statements of shareholders’ deficit. Accumulated other comprehensive loss was comprised of the following as of December 31 (dollars in thousands):

	2004	2003	2002

Unrealized loss on derivatives	$(16,297)	$(2,265)	$(2,486)
Unrealized gain on securities	110	—	—
Translation adjustment	2,320	—	—

Total	$(13,867)	$(2,265)	$(2,486)

        Recently adopted accounting pronouncements – In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This FSP outlines the appropriate accounting treatment for the effects of the new Medicare law, including the required financial statement disclosures, and supersedes the previous guidance issued by the FASB in January 2004. The new Medicare law introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plans do provide prescription drug coverage which is at least actuarially equivalent to the Medicare plan. Effective April 1, 2004, we elected to adopt the accounting treatment required by FSP No. FAS 106-2 utilizing the retroactive application method. As a result, our post-retirement benefit expense for the last three quarters of 2004 reflects the impact of the new Medicare law. This impact is discussed in Note 11.

        In November 2004, the FASB ratified a consensus reached by the Emerging Issues Task Force (EITF) regarding Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, in Determining Whether to Report Discontinued Operations. This issue provides additional guidance concerning situations when the disposal of a component of a business should be reported as discontinued operations in a company’s financial statements. We applied the guidance contained in this issue when analyzing the components of our business reported as discontinued operations in our 2004 consolidated financial statements (see Note 5).

        In December 2004, the FASB issued FSP No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. This FSP states that the tax deduction provided for under the new law should be recorded as a special deduction and not as a reduction in the tax rate. Thus, the tax benefit of the deduction is recognized in the periods the deduction is reported on the tax return. Deferred tax assets and liabilities do not reflect the deductions to be taken in future years. Since the deduction is effective for taxable years beginning after December 31, 2004, there was no impact on our 2004 provision for income taxes.

        In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. We are currently evaluating whether any of the earnings of our Canadian operations will be repatriated in accordance with the terms of this law. The maximum amount of earnings that could be repatriated is approximately $34 million, which would result in tax expense of approximately $3.5 million. We expect our evaluation to be completed in the second quarter of 2005.

        Accounting pronouncements not yet adopted – In December 2004, the FASB issued a revision to SFAS No. 123. The new statement is referred to as SFAS No. 123(R) and is entitled Share-Based Payment. The new statement requires companies to recognize expense for stock-based compensation in the statement of income and is effective for us on July 1, 2005. We do not expect the provisions of SFAS No. 123(R) to result in a significant change in the compensation expense we currently recognize in our statements of income under SFAS No. 123.

Note 2: Supplementary balance sheet and cash flow information

        Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31 (dollars in thousands):

	2004	2003

Trade accounts receivable	$115,728	$38,947
Allowances for uncollectible accounts	(5,199)	(1,881)

Trade accounts receivable – net	$110,529	$37,066

        Changes in the allowances for uncollectible accounts for continuing operations were as follows (dollars in thousands):

Balance, December 31, 2001	$1,428
Bad debt expense	3,029
Write-offs, net of recoveries	(2,607)

Balance, December 31, 2002	1,850
Bad debt expense	3,130
Write-offs, net of recoveries	(3,099)

Balance, December 31, 2003	1,881
Bad debt expense	6,921
Write-offs, net of recoveries	(3,603)

Balance, December 31, 2004	$5,199

        Inventories and supplies – Inventories and supplies were comprised of the following at December 31 (dollars in thousands):

	2004	2003

Raw materials	$12,377	$2,550
Semi-finished goods	6,321	5,623
Finished goods	11,732	975

Total inventories	30,430	9,148
Supplies	8,460	9,504

Inventories and supplies	$38,890	$18,652

        Other current assets – Other current assets were comprised of the following at December 31 (dollars in thousands):

	2004	2003

Prepayment to voluntary employee beneficiary
association trust	$16,230	$12,657
Cash held for customers	9,759	—
Other	12,797	7,327

Other current assets	$38,786	$19,984

        Property, plant and equipment – Property, plant and equipment was comprised of the following at December 31 (dollars in thousands):

	2004	2003

Land and land improvements	$35,290	$31,999
Buildings and building improvements	129,111	113,447
Machinery and equipment	287,238	273,739

Total	451,639	419,185
Accumulated depreciation	(293,477)	(295,570)

Property, plant and equipment – net	$158,162	$123,615

        Assets held for sale – Assets held for sale include four Financial Services check printing facilities and one Small Business Services printing facility which we closed during 2004, as well as one Small Business Services facility which was closed prior to our acquisition of NEBS (see Note 4). We are actively seeking buyers for these properties and expect to dispose of them within one year from the date they were closed. Based on market research and appraisal information, we believe the fair values of the assets less costs to sell equal or exceed the carrying values of the assets. As such, no impairment loss has been recognized for these assets.

        Assets held for sale were comprised of the following as of December 31, 2004 (dollars in thousands):

Land and land improvements	$2,341
Buildings and building improvements	13,601
Machinery and equipment	1,364

Total	17,306
Accumulated depreciation	(9,587)

Assets held for sale – net	$7,719

        Intangibles– Intangibles were comprised of the following at December 31 (dollars in thousands):

	2004			2003

	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Indefinite lives:
Trade names	$59,400	$—	$59,400	$—	$—	$—

Amortizable intangibles:
Internal-use software	266,814	(180,005)	86,809	244,848	(169,286)	75,562
Customer lists	108,950	(19,431)	89,519	5,050	(2,765)	2,285
Distributor contracts	30,900	(3,323)	27,577	—	—	—
Trade names	30,200	(2,105)	28,095	—	—	—
Other	7,185	(1,401)	5,784	877	(563)	314

Amortizable intangibles	444,049	(206,265)	237,784	250,775	(172,614)	78,161

Intangibles	$503,449	$(206,265)	$297,184	$250,775	$(172,614)	$78,161

        Total amortization of intangibles for continuing operations was $66.5 million in 2004, $37.3 million in 2003 and $34.3 million in 2002. Based on the intangibles in service as of December 31, 2004, estimated amortization expense for each of the next five years ending December 31 is as follows (dollars in thousands):

2005	$ 73,269
2006	47,783
2007	33,830
2008	23,950
2009	13,069

        In conjunction with the acquisition of NEBS (see Note 4), we acquired certain intangible assets. In addition to these intangibles, we also acquired internal-use software in the normal course of business. The following intangible assets were acquired during the years indicated (dollars in thousands):

	2004		2003		2002

	Amount	Weighted- average amortization period	Amount	Weighted- average amortization period	Amount	Weighted- average amortization period

Indefinite lives:
Trade names	$59,400	—	$—	—	$—	—

Amortizable intangibles:
Customer lists	103,900	6 years	—	—	—	—
Distributor contracts	30,900	9 years	—	—	—	—
Internal-use software –
NEBS acquisition	23,171	4 years	—	—	—	—
Internal-use software –
other	32,917	3 years	11,114	3 years	26,388	3 years
Trade names	30,200	7 years	—	—	—	—
Other	6,308	11 years	11	3 years	165	3 years

Amortizable intangibles	227,396	6 years	11,125	3 years	26,553	3 years

Intangibles	$286,796		$11,125		$26,553

        Goodwill – Goodwill includes $82.2 million related to our Direct Checks segment as a result of the acquisition of Designer Checks in 2000. This portion of goodwill is deductible for tax purposes. The remainder relates to our acquisition of NEBS in June 2004 (see Note 4) and is allocated to our Small Business Services segment. Changes in goodwill were as follows (dollars in thousands):

Balance, December 31, 2003 and 2002	$82,237
Acquisition of NEBS (see Note 4)	498,503

Balance, December 31, 2004	$580,740

        Other non-current assets – Other non-current assets as of December 31 were comprised of the following (dollars in thousands):

	2004	2003

Contract acquisition costs (net of accumulated amortization
of $43,199 and $41,608, respectively)	$83,825	$96,085
Deferred advertising costs	31,455	29,044
Prepaid post-retirement asset	22,089	19,839
Other	23,026	12,541

Other non-current assets	$160,395	$157,509

        Changes in contract acquisition costs were as follows (dollars in thousands):

Balance, December 31, 2002	$55,259
Cash payments	47,728
Change in accruals	18,684
Amortization	(25,586)

Balance, December 31, 2003	96,085
Cash payments	15,778
Change in accruals	6,490
Amortization	(34,528)

Balance, December 31, 2004	$83,825

        Based on the contact acquisition costs balance as of December 31, 2004, estimated amortization for each of the next five years ending December 31 is as follows (dollars in thousands):

2005	$ 27,523
2006	25,107
2007	15,673
2008	11,349
2009	4,033

        Accrued liabilities – Accrued liabilities as of December 31 were comprised of the following (dollars in thousands):

	2004	2003

Employee profit sharing and pension	$45,343	$22,075
Rebates	29,504	21,253
Income taxes	22,281	25,372
Accrued wages, including vacation	16,528	8,906
Restructuring due within one year (see Note 6)	12,647	10,748
Other	76,676	38,467

Accrued liabilities	$202,979	$126,821

        Interest and income taxes paid – Cash payments for interest and income taxes for continuing operations were as follows for the years ended December 31 (dollars in thousands):

	2004	2003	2002

Interest paid	$28,395	$19,180	$4,162
Income taxes paid	108,435	110,508	116,500

Note 3: Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share from continuing operations (dollars and shares in thousands, except per share amounts):

	2004	2003	2002

Earnings per share – basic:
Income from continuing operations	$198,648	$192,472	$214,274
Weighted-average shares outstanding	50,126	54,523	62,823

Earnings per share from continuing operations – basic	$3.96	$3.53	$3.41

Earnings per share – diluted:
Income from continuing operations	$198,648	$192,472	$214,274
Weighted-average shares outstanding	50,126	54,523	62,823
Dilutive impact of stock options	370	693	888
Shares contingently issuable	53	12	36

Weighted-average shares and potential dilutive shares
outstanding	50,549	55,228	63,747

Earnings per share from continuing operations – diluted	$3.93	$3.49	$3.36

        During 2004, options to purchase a weighted-average of 1.8 million shares were outstanding but were not included in the computation of diluted earnings per share. During 2003 and 2002, options to purchase a weighted-average of 1.2 million shares were excluded from the computation. These options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

Note 4: Acquisition of New England Business Service, Inc.

        On June 25, 2004, we acquired all of the outstanding common stock of NEBS for $44 per share and agreed to redeem all outstanding NEBS stock options for $44 per option share less the option exercise price. As of December 31, 2004, substantially all of the direct costs of the acquisition have been paid. The total purchase price for the acquisition was comprised of the following (dollars in thousands):

Cash payments for NEBS common stock	$585,351
Cash payments to redeem NEBS stock options	44,087
Direct costs of the acquisition	10,351

Total purchase price	$639,789

Amount paid through December 31, 2004	$638,890
Cash acquired from NEBS	(14,031)

Payments for acquisition through December 31,
2004, net of cash acquired	$624,859

        NEBS is a leading provider of products and services to small businesses. Its offerings include checks, forms, packaging supplies, embossed foil anniversary seals, promotional products and other printed material which are marketed through direct response marketing, financial institution referrals, independent distributors, sales representatives and the Internet. We believe NEBS is a strategic fit, as we both serve small business customers, and the acquisition expands our product offerings, customer base and non-check revenue. NEBS results of operations are included in our Small Business Services segment, except for those portions which are reported as discontinued operations (see Note 5).

        To finance the acquisition, we utilized $475.0 million of an $800.0 million bridge financing agreement, as well as commercial paper. During the third quarter of 2004, we utilized commercial paper to pay-off the bridge financing agreement and subsequently canceled this agreement. On October 1, 2004, we issued $600.0 million of long-term debt. The net proceeds from this debt of $595.5 million were utilized to pay outstanding commercial paper. Further details concerning the long-term debt issued can be found in Note 12.

        NEBS operating results are included in our consolidated results of operations from the acquisition date. In the fourth quarter of 2004, we finalized our allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is reflected in our consolidated balance sheet as of December 31, 2004.

        The purchase price allocation resulted in goodwill of $498.5 million. We believe that the NEBS acquisition resulted in the recognition of goodwill primarily because of its industry position, the potential to introduce products across multiple channels and the ability to realize cost synergies. The following illustrates our allocation of the purchase price to the assets acquired and liabilities assumed (dollars in thousands):

Cash and cash equivalents	$14,681
Trade accounts receivable	71,563
Inventories and supplies	38,293
Deferred income taxes	26,928
Other current assets	14,483
Long-term investments	2,974
Property, plant and equipment	59,236
Assets held for sale	2,981
Intangibles	253,871
Goodwill	498,503
Other non-current assets	8,420
Accounts payable	(30,124)
Accrued liabilities	(92,164)
Long-term debt due within one year	(10,417)
Long-term debt	(155,203)
Deferred income taxes	(56,960)
Other non-current liabilities	(7,276)

Total purchase price	$639,789

        Subsequent to the initial allocation of the purchase price in June 2004, we decreased the amount assigned to goodwill by $17.4 million. This was primarily the result of a $39.5 million increase in the fair value assigned to identifiable intangible assets and a $17.4 million increase in the fair value assigned to property, plant and equipment, partially offset by a $22.9 million increase in non-current deferred income tax liabilities and a $19.1 million increase in restructuring accruals.

        Information concerning the intangible assets acquired as part of this acquisition can be found in Note 2. Amortizable trade names and software are being amortized on the straight-line basis. The other amortizable intangible assets are being amortized using accelerated methods. During 2004, we recorded amortization of NEBS intangibles of $25.7 million in continuing operations.

        The following unaudited, pro forma financial information illustrates our estimated results of operations as if the acquisition of NEBS had occurred as of the beginning of each period presented (dollars in thousands):

	2004	2003

Revenue	$1,889,482	$1,916,213
Net income	183,351	171,224
Earnings per share:
Basic	$3.66	$3.14
Diluted	3.63	3.10

        NEBS 2003 results of operations included goodwill and asset impairment charges of $13.2 million related to their apparel business. These charges are reflected in the above pro forma results of operations. The pro forma results of operations are presented for comparative purposes only. They do not represent the results which would have been reported had the acquisition occurred on the dates assumed and are not necessarily indicative of future operating results.

Note 5: Discontinued operations

        During the fourth quarter of 2004, we disposed of substantially all of the operations of NEBS European businesses. This disposal reflects our intention to focus on our North American operations and was completed on December 31, 2004. Net proceeds from the sale were $0.8 million, subject to subsequent adjustment based on an audit of the companies’ December 31, 2004 balance sheets. No gain or loss was recognized on this disposition as the assets and liabilities were recorded at fair value on the acquisition date.

        Also during the fourth quarter of 2004, we announced the planned sale of NEBS apparel business, PremiumWear. This sale will allow us to focus our resources on the many critical initiatives underway within Small Business Services. We anticipate that this sale will be completed in 2005. The results of operations of these businesses are reflected as discontinued operations in our 2004 consolidated financial statements.

        The major classes of assets and liabilities of discontinued operations as of December 31, 2004 were as follows (dollars in thousands):

Cash and cash equivalents	$3
Trade accounts receivable	5,640
Inventories and supplies	12,645
Deferred income taxes	2,442
Other current assets	1,911

Current assets of discontinued operations	22,641
Property, plant and equipment	2,514
Deferred income taxes	4,450

Non-current assets of discontinued operations	6,964
Accounts payable	(1,373)
Accrued liabilities	(3,493)
Long-term debt due within one year	(10)

Current liabilities of discontinued operations	(4,876)
Long-term debt	(4)
Other non-current liabilities	(3,486)

Non-current liabilities of discontinued operations	(3,490)

Net assets of discontinued operations	$21,239

Revenue and loss from discontinued operations for 2004 were as follows (dollars in thousands):

Revenue	$28,789

Pre-tax loss	$(1,098)
Income tax benefit	441

Net loss from discontinued operations	$(657)

Note 6: Restructuring accruals

        2004 restructuring charges – During 2004, we recorded restructuring charges of $5.7 million for employee severance related to the closing of our Financial Services check printing facility located in Dallas, Texas and our Direct Checks check printing facility located in Anniston, Alabama, as well as reductions in various functional areas primarily within our Direct Checks and Financial Services segments. The closure of the Dallas facility was primarily due to the loss of a major financial institution client whose contract expired at the end of 2004. The other reductions were a result of the continuing decline in check usage, as well as increased productivity. Both the Dallas and Anniston facilities were closed during the fourth quarter of 2004. We expect the other employee reductions to be substantially completed during the first half of 2005. The restructuring charges included estimated severance benefits for 483 employees. The related severance payments are being funded by cash from operations. Also during 2004, we reversed $1.3 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals are reflected as cost of goods sold of $2.0 million and SG&A expense of $2.4 million in our 2004 consolidated statement of income.

        2003 restructuring charges – During 2003, we recorded restructuring charges of $11.8 million for employee severance related to the closing of three of our Financial Services check printing facilities and other reductions in employees within Financial Services and our corporate support group. We were able to close the three check printing facilities because of the expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage. The other employee reductions were the result of our ongoing cost management efforts. All three check printing facilities were closed during 2004, and the other employee reductions were also substantially completed during 2004. In total, 573 employees received a total of $10.7 million in severance payments, which were funded by cash from operations. During 2003, we also reversed $0.4 million of previously established restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals are reflected in our 2003 consolidated statement of income as cost of goods sold of $5.0 million and SG&A expense of $6.4 million.

        2002 restructuring charges – During 2002, we recorded restructuring charges of $1.5 million for employee severance related primarily to manufacturing employees within our Financial Services segment and various functional areas within our Direct Checks segment. These reductions were the result of our ongoing cost management efforts and were completed during 2003. In total, 121 employees received $1.5 million in severance payments. During 2002, we also reversed $0.2 million of previously established restructuring accruals. These restructuring charges and reversals are reflected in our 2002 consolidated statement of income as cost of goods sold of $0.6 million and SG&A expense of $0.7 million.

        Acquisition-related restructuring – As a result of the NEBS acquisition on June 25, 2004 (see Note 4), we assumed restructuring accruals of $1.3 million related to NEBS facility closings which were completed prior to the acquisition. Employee severance payments related to these facility closings were completed by the end of 2004, utilizing cash from operations. Additionally, we recorded restructuring accruals of $30.2 million related to NEBS activities which are being exited as we combine the two companies. The restructuring accruals include severance benefits and $2.8 million due under noncancelable operating leases on facilities which have been or will be vacated as we consolidate operations. The severance accruals include payments due 884 employees. This includes employees in the Tucker, Georgia printing facility which was closed during the fourth quarter of 2004, the Los Angeles, California facility which we plan to close by the end of 2005 and the Athens, Ohio facility which we will begin closing in 2005 and will be completely closed by mid-2006. Additionally, the accruals include employees in various functional areas throughout the organization resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also include amounts due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminate redundancies between the two companies. Restructuring payments are expected to be substantially completed by the end of 2006, utilizing cash from operations. As these accruals were included in the liabilities recorded upon acquisition, the related charges are not reflected in our consolidated statements of income.

        Restructuring accruals of $16.9 million as of December 31, 2004 and $10.7 million as of December 31, 2003 are reflected in accrued liabilities and other non-current liabilities in our consolidated balance sheets. As of December 31, 2004, 668 employees remained to be severed under our current initiatives.

        Changes in the restructuring accruals were as follows (dollars in thousands):

	2001/2002 initiatives	2003 initiatives	2004 initiatives	NEBS pre-acquisition	NEBS acquisition related	Total

Balance, December 31, 2001	$3,231	$—	$—	$—	$—	$3,231
Restructuring charges	1,487	—	—	—	—	1,487
Restructuring reversals	(216)	—	—	—	—	(216)
Severance paid	(3,347)	—	—	—	—	(3,347)

Balance, December 31, 2002	1,155	—	—	—	—	1,155
Restructuring charges	—	11,794	—	—	—	11,794
Restructuring reversals	(241)	(200)	—	—	—	(441)
Severance paid	(914)	(846)	—	—	—	(1,760)

Balance, December 31, 2003	—	10,748	—	—	—	10,748
Restructuring charges	—	180	5,515	—	—	5,695
NEBS acquisition	—	—	—	1,321	30,244	31,565
Restructuring reversals	—	(1,120)	(134)	—	—	(1,254)
Severance paid	—	(9,804)	(3,030)	(1,321)	(15,688)	(29,843)

Balance, December 31, 2004	$—	$4	$2,351	$—	$14,556	$16,911

        The number of employees affected by the above initiatives was as follows:

	2001/2002 initiatives	2003 initiatives	2004 initiatives	NEBS acquisition related	Total

Balance, December 31, 2001	163	—	—	—	163
Restructuring charges	121	—	—	—	121
Restructuring reversals	(17)	—	—	—	(17)
Severance paid	(198)	—	—	—	(198)

Balance, December 31, 2002	69	—	—	—	69
Restructuring charges	—	635	—	—	635
Restructuring reversals	(4)	(20)	—	—	(24)
Severance paid	(65)	(82)	—	—	(147)

Balance, December 31, 2003	—	533	—	—	533
Restructuring charges	—	—	483	—	483
NEBS acquisition	—	—	—	884	884
Restructuring reversals	—	(42)	(18)	—	(60)
Severance paid	—	(488)	(425)	(259)	(1,172)

Balance, December 31, 2004	—	3	40	625	668

        On a cumulative basis through December 31, 2004, the status of our restructuring accruals was as follows (dollars in thousands):

	2001/2002 initiatives	2003 initiatives	2004 initiatives	NEBS pre-acquisition	NEBS acquisition related	Total

Original restructuring charge	$5,651	$11,974	$5,515	$1,321	$30,244	$54,705
Restructuring reversals	(457)	(1,320)	(134)	—	—	(1,911)
Severance paid	(5,194)	(10,650)	(3,030)	(1,321)	(15,688)	(35,883)

Balance, December 31, 2004	$—	$4	$2,351	$—	$14,556	$16,911

        We also incurred other costs related to facility closures, including equipment moves, training and travel. These costs were expensed as incurred, primarily as cost of goods sold, and totaled $2.1 million. Of this amount, $1.8 million was expensed in 2004 and $0.3 million was expensed in 2003.

Note 7: Asset impairment and net disposition (gains) losses

        Asset impairment and net disposition (gains) losses for continuing operations were comprised of the following (dollars in thousands):

	2004	2003	2002

Asset impairment losses	$—	$5,289	$—
Recognition of deferred gain on sale-leaseback
transaction	(591)	(559)	(888)
Asset dispositions	561	14	1,185

Asset impairment and net disposition (gains) losses	$(30)	$4,744	$297

        During 2003, we recorded asset impairment losses of $5.3 million, primarily in the Financial Services segment. The impaired assets consisted of both manufacturing technologies and software. We had been intending to implement the manufacturing technologies during 2003. However, having already realized many efficiencies in our manufacturing function as a result of other initiatives, including the implementation of lean manufacturing, the incremental benefits expected from these technologies no longer warranted their implementation. The impaired software was intended to replace several of our existing systems and bring various areas of the company onto one platform. However, based on our continuing evaluation of investment initiatives, we determined that the costs to implement the system and the timeline for implementation did not result in an adequate return on our investment. The majority of the impaired assets had no alternative uses and could not be sold to third parties. Thus, these assets were written down to a carrying value of zero. Certain related hardware was sold to third parties and was written down to their fair value less costs to sell. Of the total asset impairment losses, $3.6 million related to property, plant and equipment and $1.7 million related to intangible assets.

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

Note 8: Derivative financial instruments

        During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the $600.0 million debt we issued in October 2004 (see Note 12). The termination of the lock agreements yielded a deferred pre-tax loss of $23.6 million. This loss is reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheet as of December 31, 2004 and is being reclassified ratably to our statements of income as an increase to interest expense over the term of the related debt.

        During 2002, we entered into two forward rate lock agreements to effectively hedge the annual interest rate on $150.0 million of the $300.0 million notes issued in December 2002 (see Note 12). Upon issuance of the notes, the lock agreements were terminated, yielding a deferred pre-tax loss of $4.0 million, which is reflected in accumulated other comprehensive loss in our consolidated balance sheets and is being reclassified ratably to our statements of income as an increase to interest expense over the ten-year term of the notes.

Note 9: Provision for income taxes

        The components of the provision for income taxes for continuing operations were as follows (dollars in thousands):

	2004	2003	2002

Current tax provision:
Federal	$115,182	$99,009	$92,587
State	14,552	15,393	13,072

Total	129,734	114,402	105,659
Deferred tax (benefit) provision	(11,509)	(7,854)	8,561
Valuation allowance	—	360	12,228

Provision for income taxes	$118,225	$106,908	$126,448

        The effective tax rate on pre-tax income from continuing operations differed from the U.S. federal statutory tax rate of 35% as follows (dollars in thousands):

	2004	2003	2002

Income tax at federal statutory rate	$110,906	$104,783	$119,253
State income taxes net of federal income tax benefit	7,480	9,164	9,371
Valuation allowance	—	360	12,228
Resolution of tax contingencies	(125)	(7,300)	(12,853)
Other	(36)	(99)	(1,551)

Provision for income taxes	$118,225	$106,908	$126,448

        We have established reserves for income tax contingencies. We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest. Our reserves for contingent tax liabilities totaled $17.6 million as of December 31, 2004 and $16.3 million as of December 31, 2003, and are included in accrued liabilities in our consolidated balance sheets. These reserves relate to various tax years subject to audit by taxing authorities. We believe that our current tax reserves are adequate, and reflect the most probable outcome of known tax contingencies. However, the ultimate outcome may differ from our estimates and assumptions and could impact the provision for income taxes reflected in our consolidated statements of income. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution could result in reduced income tax expense in our consolidated statements of income in the future.

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

        Tax effected temporary differences which gave rise to deferred tax assets and liabilities at December 31 were as follows (dollars in thousands):

	2004		2003

	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities

Intangible assets	$—	$70,890	$—	$26,168
Property, plant and equipment	—	11,860	—	6,405
Deferred advertising costs	—	11,638	—	10,490
Prepaid services	—	10,153	—	10,353
Goodwill	—	8,185	—	4,266
Employee benefit plans	12,093	—	3,603	—
Miscellaneous reserves and accruals	11,624	—	6,901	—
Inventories	4,753	—	3,316	—
All other	16,168	870	3,247	1,781

Total deferred taxes	$44,638	$113,596	$17,067	$59,463

        As of December 31, 2004, we had state net operating loss carryforwards of $47.8 million, excluding discontinued operations (see Note 5). These loss carryforwards expire at various dates up to 2024. We also had Canadian operating loss carryforwards of $1.0 million which expire at various dates between 2006 and 2009.

Note 10: Employee benefit and stock-based compensation plans

        Stock purchase plan – Our current employee stock purchase plan became effective on February 1, 2002, with the first purchase occurring on July 31, 2002. Under the plan, eligible employees may purchase Deluxe common stock at 85% of the lower of its fair market value at the beginning or end of each six-month purchase period. On January 1, 2004, we adopted the fair value method of accounting for employee stock-based compensation. As a result, compensation expense of $0.7 million was recognized in 2004 related to our stock purchase plan. Prior to 2004, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, we did not recognize compensation expense for the difference between the employees’ purchase price and the fair value of the stock. During 2004, 100,241 shares were issued at a price of $33.88. During 2003, 119,260 shares were issued at prices of $32.38 and $34.26. During 2002, 60,520 shares were issued at a price of $33.06.

        Through January 31, 2002, we maintained a non-qualified employee stock purchase plan that allowed eligible employees to purchase Deluxe common stock at 75% of its fair market value on the first business day following each three-month purchase period. Compensation expense was recognized for the difference between the employees’ purchase price and the fair value of the stock and was $0.3 million in 2002. Under this plan, we issued 26,788 shares at a price of $34.00 in 2002.

        Stock incentive plan – Under our stock incentive plan, stock-based awards may be issued to employees via a broad range of methods, including non-qualified or incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards based on the value of Deluxe common stock. During 2004, we implemented changes to our long-term compensation strategy. Rather than using stock options as the exclusive form of long-term incentive, we are now utilizing a combination of stock options, performance shares and restricted stock, as authorized under this plan. The plan reserved 8.5 million shares of common stock for issuance, with 4.8 million of these shares still available for issuance as of December 31, 2004.

        All options granted under the plan allow for the purchase of shares of common stock at prices equal to their market value at the date of grant. Options become exercisable in varying amounts generally beginning one year after the date of grant, with one-third vesting each year over three years. In the case of qualified retirement, death, disability or involuntary termination, options vest immediately. Employees forfeit unvested options when they voluntarily terminate their employment with the company. Terms vary, but generally options may be exercised up to seven years following the date of grant. On January 1, 2004, we adopted the fair value method of accounting for employee stock-based compensation. As a result, compensation expense of $6.3 million was recognized in 2004 related to stock options. Compensation expense is recorded over the three-year vesting period. Prior to 2004, in accordance with APB Opinion No. 25, we did not recognize compensation expense for stock options.

        Information regarding options issued under the current and all previous plans is as follows:

	Number of shares	Weighted-average exercise price

Outstanding at December 31, 2001	3,548,854	$23.05
Granted	1,251,349	47.64
Exercised	(1,150,888)	24.21
Canceled	(118,300)	29.46

Outstanding at December 31, 2002	3,531,015	31.17
Granted	1,375,650	38.58
Exercised	(858,764)	23.03
Canceled	(200,716)	26.83

Outstanding at December 31, 2003	3,847,185	35.87
Granted	199,126	42.35
Exercised	(538,972)	28.81
Canceled	(256,843)	42.51

Outstanding at December 31, 2004	3,250,496	36.84

        Options for the purchase of 1,955,950 shares were exercisable at December 31, 2004 at a weighted-average exercise price of $33.80, 1,471,102 shares were exercisable at December 31, 2003 at a weighted-average exercise price of $30.33 and 1,528,341 shares were exercisable at December 31, 2002 at a weighted-average exercise price of $24.17.

        For options outstanding and exercisable at December 31, 2004, the exercise price ranges and average remaining lives were as follows:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted-average remaining life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price

$16.00 to $32.99	933,712	3.7 years	$21.74	933,712	$21.74
$33.00 to $44.99	1,292,185	5.3 years	39.17	324,780	38.70
$45.00 to $47.67	1,024,599	4.1 years	47.67	697,458	47.67

Total	3,250,496	4.5 years	36.84	1,955,950	33.80

         Under our 2004 performance share grant, the level of shares earned is contingent upon attaining specific performance targets over a three-year period. The fair value of the performance shares granted is equal to the market price of our stock at the date of grant. Compensation expense is recorded over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients. Compensation expense of $0.4 million was recognized for these awards during 2004.

         We also utilize restricted stock and restricted units when compensating employees. In addition to those awards made under our stock incentive plan, officers may elect to receive a portion of their compensation in the form of restricted stock. Compensation expense for these awards is recorded over the applicable service period. We issued 70,819 restricted shares and restricted stock units at a weighted-average fair value of $42.12 in 2004, 70,536 restricted shares and restricted stock units at a weighted-average fair value of $39.49 in 2003 and 61,785 restricted shares and restricted stock units at a weighted-average fair value of $45.52 in 2002. These awards generally vest over periods ranging from one to three years. Compensation expense recognized for these issuances was $4.9 million in 2004, $1.0 million in 2003 and $2.8 million in 2002.

         Profit sharing, defined contribution and 401(k) plans – We maintain a profit sharing plan, defined contribution pension plans and plans established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. These plans cover substantially all full-time and some part-time employees with at least 15 months of service. We also provide cash bonus programs which cover all employees.

        Contributions to the profit sharing and defined contribution plans are made solely by Deluxe and are remitted to the plans’ respective trustees. Benefits provided by the plans are paid from accumulated funds of the trusts. In 2004, 2003 and 2002, contributions to the defined contribution pension plan equaled 4% of eligible compensation. Contributions to the profit sharing plan vary based on the company’s performance. Under the 401(k) plans, employees could contribute up to the lesser of $13,000 or 50% of eligible wages during 2004. In addition, employees 50 years of age or older were able to make additional contributions of up to $3,000 during 2004. During 2004 we sponsored two 401(k) plans and an employee savings plan which covers our Canadian employees. We match 100% of the first 1% of wages contributed and 50% of the next 4% of wages contributed by employees participating in the Deluxe 401(k) plan. We matched at least 50% of the first 3% of wages contributed by employees participating in the NEBS 401(k) and the Canadian employee savings plans. During 2005, the Deluxe and NEBS 401(k) plans will be merged. All employee and employer contributions are remitted to the plans’ respective trustees and benefits provided by the plans are paid from accumulated funds of the trusts. Payments made under the cash bonus programs vary based on the company’s performance and are paid in cash directly to employees.

         Employees are provided a broad range of investment options to choose from in investing their profit sharing, defined contribution and 401(k) plan funds. Investing in Deluxe common stock is not one of these options, although funds selected by employees may at times hold Deluxe common stock.

         Expense recognized in the consolidated statements of income for these plans was as follows (dollars in thousands):

	2004	2003	2002

Profit sharing/cash bonus plans	$28,709	$12,102	$30,548
Defined contribution pension plan	8,066	8,228	8,925
401(k) plan	7,880	4,922	4,933

        Deferred compensation plan – We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to a maximum of 100 percent of their base salary plus up to 50 percent of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in one payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $15.4 million as of December 31, 2004 and $9.0 million as of December 31, 2003. These amounts are reflected in accrued liabilities and other long-term liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies, as well as debt and equity securities. These investments are included in long-term investments in the consolidated balance sheets and totaled $17.7 million as of December 31, 2004 and $13.8 million as of December 31, 2003.

        Voluntary employee beneficiary association trust – We have formed a voluntary employee beneficiary association (VEBA) trust to fund employee and retiree medical and severance costs. Contributions to the VEBA trust are tax deductible, subject to limitations contained in the Internal Revenue Code. VEBA assets primarily consist of fixed income investments. We made contributions to the VEBA trust of $40.5 million in 2004, $32.0 million in 2003 and $25.5 million in 2002. The excess of assets in our VEBA trust over the amount of incurred but not reported claims was $16.2 million as of December 31, 2004 and $12.7 million as of December 31, 2003. This amount is reflected in other current assets in our consolidated balance sheets.

Note 11: Pension and other post-retirement benefits

        We have historically provided certain health care benefits for a large number of retired employees. Employees included in the plan become eligible for benefits if they attain the appropriate years of service and age while working for Deluxe. During 2002, we eliminated retiree health care benefits for all new employees hired after December 31, 2001. During the fourth quarter of 2003, we amended our retiree health care plan to further limit the number of employees eligible for benefits under the plan. In order to receive the current level of benefits, employees must reach 20 years of service and 75 points (total of age and years of service) prior to January 1, 2006. Employees reaching 20 years of service and 75 points between January 1, 2006 and December 31, 2008 are eligible for the current level of benefits; however, their premiums will not be reduced once they become eligible for Medicare as is currently the case. Employees reaching 20 years of service and 75 points after December 31, 2008 must pay the full cost of coverage if they elect to participate in our health care plan. As a result of this plan change, we recognized a curtailment gain of $4.0 million during 2003. This gain is reflected as a reduction of cost of goods sold of $1.4 million and a reduction of SG&A expense of $2.6 million in our 2003 consolidated statement of income.

        In addition to the changes in employee eligibility, we also enacted certain other plan amendments in 2003. These amendments encompassed such changes as increasing prescription drug plan co-payments, increasing deductibles and offering new consumer-driven insurance plans.

        In December 2003, a law was enacted which introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plan does provide prescription drug coverage which is at least actuarially equivalent to the Medicare plan. Effective April 1, 2004, we began reflecting the impact of this new law in our post-retirement benefit expense, utilizing the retroactive application method outlined in FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. In accordance with this accounting guidance, we completed a re-measurement of our plan assets and liabilities as of December 31, 2003. The federal subsidy provided for under the new Medicare law resulted in a $9.5 million reduction in our accumulated post-retirement benefit obligation as of December 31, 2003 and resulted in a $1.0 million reduction in our post-retirement benefit expense in 2004.

        NEBS also sponsors a plan which provides post-retirement health and dental care benefits for officers and health and insurance benefits for certain employees of two NEBS subsidiaries, Safeguard Business Systems, Inc. and PremiumWear, Inc. As of the date of acquisition, the accumulated post-retirement benefit obligation for these plans was $2.7 million.

        In addition to our post-retirement benefit plans, NEBS has a supplemental executive retirement plan (SERP) and a pension plan which covers certain Canadian employees. As of the date of our acquisition of NEBS (see Note 4), the projected benefit obligation for these plans was $14.2 million.

        Obligations and funded status – The following table summarizes the change in benefit obligation and plan assets during 2004 and 2003 (dollars in thousands):

	Post-retirement medical plans	Pension plans

Benefit obligation, December 31, 2002	$118,888	$—
Service cost	2,556	—
Interest cost	7,796	—
Actuarial losses – net	26,367	—
Plan amendments	(11,500)	—
Effect of curtailment	(22,692)	—
Benefits paid from the VEBA trust (see Note 10)	(10,234)	—

Benefit obligation, December 31, 2003	111,181	—
Service cost	786	139
Interest cost	6,012	457
Actuarial losses – net	15,418	20
Acquisition of NEBS (see Note 4)	2,743	14,231
Benefits paid from the VEBA trust (see Note 10)
and company funds	(9,267)	(3,124)
Translation adjustment	—	401

Benefit obligation, December 31, 2004	$126,873	$12,124

Fair value of plan assets, December 31, 2002	$51,318	$—
Actual return on plan assets	15,883	—

Fair value of plan assets, December 31, 2003	67,201	—
Actual return (loss) on plan assets	9,315	(15)
Acquisition of NEBS (see Note 4)	—	2,454
Company contributions	—	4,022
Benefits and expenses paid	—	(3,182)
Translation adjustment	—	297

Fair value of plan assets, December 31, 2004	$76,516	$3,576

        Plan assets of our post-retirement medical plans do not include the assets of the VEBA trust discussed in Note 10. Plan assets consist only of those assets invested in a trust established under section 401(h) of the Internal Revenue Code. These assets can be used only to pay retiree medical benefits, whereas the assets of the VEBA trust may be used to pay medical and severance benefits for both active and retired employees.

        The funded status of our plans as of December 31 was as follows (dollars in thousands):

	Post-retirement medical plans		Pension plans

	2004	2003	2004

Benefit obligation	$126,873	$111,181	$12,124
Less:
Fair value of plan assets (debt and
equity securities)	76,516	67,201	3,576
Unrecognized prior service benefit	(20,901)	(23,551)	—
Unrecognized net actuarial loss	92,505	87,370	185
Fourth quarter contributions	47	—	3,414
Translation adjustment	—	—	13

(Prepaid) accrued benefit cost	$(21,294)	$(19,839)	$4,936

        Of the $21.3 million prepaid benefit cost as of December 31, 2004, a liability of $0.8 million relates to the PremiumWear apparel business. As this business is reported as discontinued operations (see Note 5), this liability is included in non-current liabilities of discontinued operations in our consolidated balance sheet.

        The unrecognized prior service benefit for our post-retirement medical plans resulted from the 2003 curtailment and other plan amendments. These changes resulted in a reduction of the accumulated post-retirement benefit obligation. This reduction is first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service benefit, which will be amortized on the straight-line basis over the average remaining service period of employees expected to receive benefits under the plan, which is currently nine years.

        The unrecognized net actuarial loss of our post-retirement medical plans results from experience different from that assumed or from changes in assumptions. As of December 31, 2004, $31.5 million of the unrecognized net actuarial loss resulted from changes in the discount rate assumption. This amount was $30.2 million as of December 31, 2003. As of December 31, 2004, $28.8 million of the unrecognized net actuarial loss resulted from changes in our assumed health care cost trend rate. This amount was $18.6 million as of December 31, 2003. Also as of December 31, 2004, $21.0 million of the unrecognized net actuarial loss resulted from differences between our expected long-term rate of return on plan assets and the actual return on plan assets. This amount was $23.9 million as of December 31, 2003. Because this assumption takes a long-term view of investment returns, there may be differences between the expected rate of return and the actual rate of return on plan assets in the short-term. The remainder of the net actuarial loss amount primarily related to differences between our assumed medical costs and actual experience and changes in the employee population.

        Net pension and post-retirement benefit expense – Net pension and post-retirement benefit expense for the years ended December 31 consisted of the following components (dollars in thousands):

	Post-retirement benefit plans			Pension plans

	2004	2003	2002	2004

Service cost	$786	$2,556	$1,876	$139
Interest cost	6,012	7,796	6,650	457
Expected return on plan assets	(6,376)	(4,490)	(5,588)	(88)
Amortization of transition obligation	—	419	421	—
Amortization of prior service (benefit)
cost	(2,617)	362	362	—
Recognized amortization of net
actuarial losses	7,345	4,082	1,917	—

Total periodic benefit expense	5,150	10,725	5,638	508
Curtailment gain	(33)	(4,000)	—	—

Net periodic benefit expense	$5,117	$6,725	$5,638	$508

        Actuarial assumptions – A September 30 measurement date is used for the calculations related to our pension and post-retirement benefit plans.

        In measuring benefit obligations as of December 31, the following assumptions were used:

	2004	2003

Discount rate	5.75%	6.00%

        In measuring net periodic benefit expense for the years ended December 31, the following assumptions were used:

	Post-retirement benefit plans			Pension plans

	2004	2003	2002	2004

Discount rate	6.00%	6.75%	7.25%	6.00%
Expected return on plan assets	8.75%	8.75%	9.50%	6.00%

        In determining the expected long-term rate of return on plan assets, we first study historical markets. We then use this data to estimate future returns assuming that long-term historical relationships between equity and fixed income investments are consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions. We also review historical returns to check for reasonableness and appropriateness.

        In measuring benefit obligations and net periodic benefit expense for our post-retirement medical plans, the following assumptions for health care cost trend rates were used:

	2004	2003	2002

Health care cost trend rate assumed for next year	10.75%	9.25%	10.25%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.25%	5.25%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2009	2008

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One-percentage-point increase	One-percentage-point decrease

Effect on total of service and interest cost	$914	$864
Effect on benefit obligation	15,896	14,126

        Plan assets – The allocation of plan assets by asset category as of December 31 was as follows:

	Post-retirement medical plans		Pension plans

	2004	2003	2004

Equity securities	85%	83%	57%
Debt securities	15%	17%	39%
Cash and cash equivalents	—	—	4%

Total	100%	100%	100%

        Our original post-retirement health care plan and the defined benefit component of the Canadian pension plan have assets that are intended to meet long-term obligations that extend for several decades. In order to meet these obligations, we employ a total return investment approach using a mix of equity and fixed income investments to maximize the long-term return for both of these plans within a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and current corporate financial condition. Given the modest size of the defined benefit component of the Canadian pension plan, a pooled balance fund is utilized for the investment of these assets.

        Because of the long-term benefit payments horizon, we have set a target allocation for our post-retirement health care which is biased toward equities securities. For the U.S. plan, our target is 80% equity securities and 20% fixed income securities. Within equity securities, we target the following allocation: 30% large capitalization equities, 20% small capitalization equities, 15% mid-capitalization equities and 15% international equities. When available within each of these equity groups, the assets are split equally among growth and value investments. A similar target allocation applies to the defined benefit component of our Canadian pension plan. Within this plan, the following allocation ranges are targeted by the investment manager: 20% to 45% Canadian equities, 25% to 50% Canadian fixed income securities, 15% to 35% global equities, and 0% to 20% cash and cash equivalents.

        The investment of the assets of the defined benefit component of the Canadian pension plan conforms to the Statement of Investment Policies & Procedures for the Canadian pension plan. The pension committee that oversees the Canadian pension plan reviews and conforms the policy annually. The target allocations were determined by modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with all other asset classes. Plan assets are not invested in real estate, private equity or hedge funds and are not leveraged beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

        Cash flows – We are not contractually obligated to make contributions to post-retirement medical plan assets, and we do not anticipate making any such contributions during 2004. However, we do anticipate that we will pay benefits of $9.1 million during 2005 utilizing the assets of the VEBA trust (see Note 10).

        Prior to our acquisition of NEBS, the SERP was unfunded and the Canadian pension plan was partially funded. During 2004, we fully funded the SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheet as of December 31, 2004 and totaled $6.0 million. Also during 2004, we made cash contributions of $6.7 million to pay benefits under the SERP plan, and we funded $0.7 million to the Canadian pension plan. We plan to contribute additional cash of $1.0 million to these plans during 2005.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years indicated (dollars in thousands):

	Post-retirement medical plans			Pension plans

	Gross benefit payments	Medicare subsidy expected	Net benefit payments	Gross benefit payments

2005	$9,120	$—	$9,120	$597
2006	9,735	837	8,898	453
2007	10,382	893	9,489	475
2008	10,505	903	9,602	470
2009	10,717	922	9,795	477
2010 - 2014	54,737	4,706	50,031	2,576

Note 12: Debt, other commitments and contingencies

        Debt – Debt outstanding as of December 31 was as follows (dollars in thousands):

	2004	2003

3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,815	$—
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,494	298,304
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,399	—
2.75% senior, unsecured notes due September 15, 2006	50,000	50,000
Variable rate senior, unsecured notes due November 4, 2005	—	25,000
Long-term portion of capital lease obligations	6,140	7,316

Long-term portion of debt	953,848	380,620
Commercial paper	264,000	213,250
Variable rate senior, unsecured notes due November 4, 2005	25,000	—
Capital lease obligations due within one year	1,359	1,074

Total debt	$1,244,207	$594,944

        In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions on the three-year notes may not be made prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. The notes were issued at a discount from par value. The resulting discount of $0.8 million is being amortized ratably as an increase to interest expense over the terms of the notes. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS (see Note 4). The fair market value of these notes was $582.4 million as of December 31, 2004, based on quoted market prices.

        In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. The notes were issued at 99.369% of par value. The resulting discount of $1.9 million is being amortized ratably as an increase to interest expense over the ten-year term of the notes. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $295.6 million at December 31, 2004, based on quoted market prices.

        In September 2003, we issued $50.0 million of 2.75% senior, unsecured notes maturing on September 15, 2006. The notes were issued under a shelf registration statement which became effective on July 8, 2003 and allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. Interest payments are due each March and September. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. Proceeds from the offering, net of offering costs, were $49.8 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $49.4 million at December 31, 2004, based on quoted market prices.

        In November 2003, we issued $25.0 million of variable rate, senior, unsecured notes maturing on November 4, 2005. The notes were issued under the July 8, 2003 shelf registration statement. Interest payments are due each February, May, August and November at an annual interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate is reset on a quarterly basis. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. Proceeds from the offering were $25.0 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was estimated to be $24.8 million at December 31, 2004, based on a broker quote.

        Our capital lease obligations bear interest at rates of 7.2% to 10.4% and are due through 2009. We have also entered into operating leases on certain facilities and equipment. Future minimum lease payments under our capital obligations and noncancelable operating leases as of December 31, 2004 were as follows (dollars in thousands):

	Capital leases	Operating leases

2005	$2,067	$10,571
2006	1,938	7,520
2007	2,008	2,373
2008	2,004	1,055
2009	1,503	504
2010 and thereafter	—	277

Total minimum lease payments	9,520	$22,300

Less portion representing interest	(2,021)

Present value of minimum lease payments	7,499
Less current portion	(1,359)

Long-term portion of obligation	$6,140

        Total future minimum lease payments under capital and noncancelable operating leases have not been reduced by minimum sublease rentals due in the future under noncancelable subleases. As of December 31, 2004, minimum sub-lease rentals related to capital leases were $5.0 million and $3.0 million was related to operating leases.

        The composition of rental expense for continuing operations for the years ended December 31 was as follows (dollars in thousands):

	2004	2003	2002

Minimum rentals	$14,786	$8,832	$10,195
Sublease rentals	(1,647)	(1,397)	(1,321)

Net rental expense	$13,139	$7,435	$8,874

        Depreciation of the assets under capital leases is included in depreciation expense in the consolidated statements of cash flows. The balance of leased assets as of December 31 was as follows (dollars in thousands):

	2004	2003

Buildings and building improvements	$11,574	$11,574
Machinery and equipment	734	—

Total	12,308	11,574
Accumulated depreciation	(7,100)	(5,653)

Net assets under capital leases	$5,208	$5,921

        As of December 31, 2004, we had a $500.0 million commercial paper program in place. The daily average amount of commercial paper outstanding during 2004 was $344.7 million at a weighted-average interest rate of 1.59%. As of December 31, 2004, $264.0 million was outstanding at a weighted-average interest rate of 2.45%. The daily average amount of commercial paper outstanding during 2003 was $149.4 million at a weighted-average interest rate of 1.15%. As of December 31, 2003, $213.3 million was outstanding at a weighted-average interest rate of 1.11%.

        During 2004, we also utilized a bridge financing agreement to initially fund a portion of the NEBS acquisition. The daily average amount outstanding under this bridge financing agreement during 2004 was $62.3 million at a weighted-average interest rate of 2.07%. During the third quarter of 2004, we utilized commercial paper borrowings to pay-off the bridge financing agreement. This agreement was terminated during the fourth quarter of 2004.

        We also have committed lines of credit which primarily support our commercial paper program. We have a 364-day line of credit for $100.0 million which expires in July 2005 and carries a commitment fee of ten basis points (.10%). We also have two five-year lines of credit. One five-year line of credit is for $175.0 million and expires in August 2007. The other line of credit is for $225.0 million and expires in July 2009. Both five-year lines of credit carry commitment fees of 12.5 basis points (.125%). The credit agreements governing the lines of credit contain customary covenants regarding the ratio of earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during 2004 or during 2003, and no amounts were outstanding under these lines of credit as of December 31, 2004.

        To the extent not needed to support outstanding commercial paper or letters of credit, we may borrow funds under our committed lines of credit. As of December 31, 2004, $232.0 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows (dollars in thousands):

	Total available	Expiration date

364-day line of credit	$100,000	July 2005
Five year line of credit	175,000	August 2007
Five year line of credit	225,000	July 2009

Total committed lines of credit	500,000
Commercial paper outstanding	(264,000)
Letters of credit outstanding	(3,989)

Net available for borrowing as of
December 31, 2004	$232,011

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during 2004 or during 2003, and no amounts were outstanding under this line of credit as of December 31, 2004.

        Absent certain defined events of default under our committed credit facilities, there are no significant contractual restrictions on our ability to pay cash dividends.

        Indemnifications – In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications, and we do not expect any material adverse claims in the future.

        Environmental matters – We are currently involved in environmental compliance, investigation and remediation activities at some of our current and former sites, primarily check printing facilities of our Financial Services segment which have been sold over the past several years. Remediation costs are accrued on an undiscounted basis when the obligations are either known or considered probable and can be reasonably estimated. Remediation or testing costs that result directly from the sale of an asset, and which we would not have otherwise incurred, are considered direct costs of the sale of the asset. As such, they are included in our assessment of the carrying value of the asset.

        Accruals for environmental matters were $7.8 million as of December 31, 2004 and $7.7 million as of December 31, 2003, and primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is used. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity.

        As of December 31, 2004, all costs included in our environmental accruals are covered by an environmental insurance policy which we purchased during 2002. As such, we do not anticipate any significant net cash outlays with regard to environmental matters. The insurance policy covers pre-existing conditions from third-party claims and cost overruns for 30 years at owned, leased and divested sites, as well as any new conditions discovered at currently owned or leased sites for ten years. The policy is limited to total costs incurred of $22.9 million. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As we expect all costs included in our environmental accruals to be reimbursed by the insurance company and our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets in amounts equal to our environmental accruals.

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

Note 13: Common stock purchase rights

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

Note 14: Shareholders’ deficit

        We are in a shareholders’ deficit position primarily as a result of the required accounting treatment for our share repurchase programs. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of additional paid-in capital and retained earnings.

        In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. These repurchases were completed in June 2002 at a cost of $463.8 million. In August 2002, our board of directors approved the repurchase of an additional 12 million shares. These repurchases were completed in September 2003 at a cost of $503.2 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. Through December 31, 2004, 2.1 million of these additional shares had been repurchased at a cost of $85.0 million.

Note 15: Business segment information

        We operate three business segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment consists of the newly acquired NEBS business (see Note 4), as well as our former Business Services segment. Small Business Services sells checks, forms and related products to small businesses and home offices through direct response marketing, financial institution referrals, sales representatives, independent distributors and the Internet. Financial Services sells checks, related products and check merchandising services to financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the Internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada. No single customer accounted for more than 10% of revenue in 2004, 2003 or 2002.

        The accounting policies of the segments are the same as those described in Note 1. Corporate expenses are allocated to our segments based on segment revenues. No corporate expenses have been allocated to the NEBS portion of our Small Business Services segment, as NEBS operations have not yet been integrated into our corporate functions. The corporate allocation includes expenses for various support activities such as executive management, human resources and finance and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Corporate assets consist primarily of cash, deferred tax assets, investments and internal-use software related to corporate activities.

        We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

        The following is our segment information for the years ended December 31 (dollars in thousands):

		Reportable business segments

		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated

Revenue from external customers:	2004	$616,345	$665,373	$285,297	$—	$1,567,015
	2003	238,625	699,250	304,266	—	1,242,141
	2002	210,726	762,391	310,866	—	1,283,983

Operating income:	2004	101,910	159,986	86,016	—	347,912
	2003	74,123	146,711	98,087	—	318,921
	2002	65,319	189,151	90,461	—	344,931

Depreciation and amortization expense:	2004	40,303	43,753	9,800	—	93,856
	2003	5,588	46,028	8,466	—	60,082
	2002	4,402	46,151	7,652	—	58,205

Total assets:	2004	995,460	224,637	135,739	143,243	1,499,079
	2003	33,513	273,098	147,308	109,041	562,960
	2002	36,542	282,617	140,023	209,791	668,973

Capital purchases:	2004	2,914	7,923	2,689	30,291	43,817
	2003	1,749	10,697	3,323	6,265	22,034
	2002	4,979	29,401	3,496	2,832	40,708

         Revenue by product was as follows (dollars in thousands):

	2004	2003	2002

Checks and related services	$1,187,178	$1,108,880	$1,144,605
Other printed products	116,632	21,276	20,262
Accessories and promotional products	263,205	111,985	119,116

Total revenue	$1,567,015	$1,242,141	$1,283,983

         We had no international operations in 2003 or 2002. The following information for 2004 is classified based on the geographic location of our subsidiaries (dollars in thousands):

Revenue from external customers:
United States	$1,536,717
Foreign	30,298

Total revenue	$1,567,015

Long-lived assets:
United States	$1,239,471
Foreign	19,222

Total long-lived assets	$1,258,693

DELUXE CORPORATION

SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share amounts)

	2004 Quarter Ended

	March 31	June 30	September 30		December 31

Revenue	$308,832	$309,068	$472,199	(1)	$476,916
Gross profit	201,946	206,444	310,436	(1)	312,240
Net income	47,662	45,988	57,505	(1)	46,836
Earnings per share:
Basic	0.95	0.92	1.15	(1)	0.93
Diluted	0.94	0.91	1.14	(1)	0.92
Cash dividends per share	0.37	0.37	0.37		0.37

	2003 Quarter Ended

	March 31	June 30	September 30		December 31

Revenue	$317,199	$309,556	$314,869		$300,517
Gross profit	207,375	202,838	208,895		197,068
Net income	49,979	44,893	58,182	(2)	39,418	(3)
Earnings per share:
Basic	0.84	0.81	1.10	(2)	0.78	(3)
Diluted	0.83	0.80	1.09	(2)	0.77	(3)
Cash dividends per share	0.37	0.37	0.37		0.37

(1)

2004 third quarter results include revenue of $7.7 million from a contract buy-out, as well as a reduction in cost of goods sold of $2.2 million related to a change from the last-in, first-out method to the first-in, first-out method of accounting for a portion of our inventories.

(2)	2003 third quarter results include the reversal of $7.3 million of previously established income tax reserves.

(3)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

        Disclosure Controls and Procedures — As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the 1934 Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

        Management’s Report on Internal Control over Financial Reporting — The management of Deluxe Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment we have concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

        Management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

        Management has excluded New England Business Service, Inc. (NEBS) from its assessment of internal control over financial reporting as of December 31, 2004 because we acquired NEBS in a purchase business combination during 2004. NEBS is a wholly-owned subsidiary whose total assets and total revenues represent 64.3% and 23.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Item 9B. Other Information.

        No change in our internal control over financial reporting identified in connection with our assessment during the quarter ended December 31, 2004, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Management’s assessment of internal control over financial reporting as of December 31, 2005 will include NEBS.

PART III

        Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year-end, with the exception of the executive officers section of Item 10, which is included in Part I, Item 1 of this report.

Item 10. Directors and Executive Officers of the Registrant.

        See Part I, Item 1 of this report “Executive Officers of the Registrant.” The sections of the proxy statement entitled “Item 1: Election of Directors,” “Board Structure and Governance—Audit Committee Expertise; Complaint Handling Procedures,” “Board Structure and Governance—Meetings and Committees of the Board of Directors—Audit Committee,” “Stock Ownership and Reporting—Section 16(a) Beneficial Ownership Reporting Compliance” and "Board Structure and Governance—Code of Ethics and Business Conduct” are incorporated by reference to this report.

        The full text of our Code of Ethics and Business Conduct (Code of Ethics) is posted on the Investor Relations page of our website at www.deluxe.com under the “Corporate Governance” caption. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website at the address and location specified above.

Item 11. Executive Compensation.

        The sections of the proxy statement entitled “Compensation of Executive Officers—Summary Compensation Table,” “Compensation of Executive Officers—Stock Options,” “Compensation of Executive Officers—Long-Term Incentive Awards,” “Board Structure and Governance—Director Compensation” and “Compensation of Executive Officers—Retention Agreements, Severance Agreements and Change of Control Arrangements” are incorporated by reference to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The section of the proxy statement entitled “Stock Ownership and Reporting—Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference to this report.

        The following table provides information concerning all of our equity compensation plans as of December 31, 2004:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans
approved by shareholders	3,291,401	(1)	$36.38	(1)	9,483,303	(2)

Equity compensation plans not
approved by shareholders	None		None		None

Total	3,291,401		$36.38		9,483,303

(1)

Includes awards granted under our 2000 Stock Incentive Plan, as amended, and our previous stock incentive plan, adopted in 1994. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 3,250,496 and restricted stock unit awards of 40,905.

(2)

Includes 4,719,979 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of this total, 3,282,967 shares remain available, in the aggregate, for grants of restricted stock, restricted stock units and performance awards under our 2000 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

        Not applicable.

Item 14. Principal Accountant Fees and Services.

        The sections of the proxy statement entitled “Fiscal Year 2004 Audit and Independent Auditors—Fees Paid to Independent Auditors” and “Fiscal Year 2004 Audit and Independent Auditors—Policy on Audit Committee Pre-Approval of Independent Auditor Fees and Services” are incorporated by reference to this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

        The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required or not applicable, or the required information is shown in the consolidated financial statements or notes.

(b) Exhibit Listing

        The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit Number	Description	Method of Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)	*

4.1	Amended and Restated Rights Agreement, dated as of January 31, 1997, by and between us and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Commission on February 7, 1997)	*

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

4.3	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly, Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on December 5, 2002)	*

4.4	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.5	Credit Agreement dated as of August 19, 2002, among us, Bank One, N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000 5-year revolving credit agreement (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)	*

4.6	Revolving Credit Agreement dated as of July 22, 2004 among us, Bank One, NA as administrative agent, Credit Suisse First Boston as Syndication Agent, The Bank of New York, the Bank of Tokyo-Mitsubishi, Ltd., and Wachovia Bank, National Association as documentation agents and the other financial institutions party thereto, related to a $100,000,000 364-day revolving credit agreement (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)	*

4.7	Revolving Credit Agreement dated as of July 22, 2004 among us, Bank One, NA as administrative agent, Credit Suisse First Boston as Syndication Agent, The Bank of New York, the Bank of Tokyo-Mitsubishi, Ltd., and Wachovia Bank, National Association as documentation agents and the other financial institutions party thereto, related to a $225,000,000 5-year revolving credit agreement (incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)	*

4.8	Form of Officer's Certificate and Company Order authorizing the 2007 Notes, series B (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.9	Specimen of 3 1/2% senior notes due 2007, series B (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.10	Form of Officer's Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.11	Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

10.1	Deluxe Corporation 2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)**	*

10.2	Deluxe Corporation 2000 Stock Incentive Plan, as Amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)**	*

10.3	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.4	Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)**	*

10.5	First Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

10.6	Second Amendment to the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2002)**	*

10.7	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

10.8	Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**	*

10.9	Deluxe Corporation Supplemental Benefit Plan (incorporated by reference to Exhibit (10)(B) to the Annual Report on Form 10-K for the year ended December 31, 1995)**	*

10.10	First Amendment to the Deluxe Corporation Supplemental Benefit Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.11	Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**	*

10.12	Description of Non-employee Director Compensation Arrangements, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 3, 2005)**	*

10.13	Form of Severance Agreement entered into between Deluxe and the following executive officers: Ronald E. Eilers, Anthony C. Scarfone, Richard L. Schulte, Douglas J. Treff, Warner F. Schlais, Guy C. Feltz, Katherine L. Miller, Stuart Alexander and Luann Widener (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**	*

10.14	Severance Agreement entered into effective March 1, 2001 between Deluxe and Lawrence J. Mosner (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2000)**	*

10.15	Executive Retention Agreement between Deluxe and Lawrence J. Mosner dated April 2, 2001 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)**	*

10.16	Transition Agreement between Deluxe and Lawrence J. Mosner dated March 7, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 10, 2005)**	*

10.17	Form of Executive Retention Agreement entered into between Deluxe and the following executive officers: Lawrence J. Mosner, Ronald E. Eilers, Anthony C. Scarfone, Richard L. Schulte, Douglas J. Treff, Warner F. Schlais, Guy C. Feltz and Luann Widener (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2000)**	*

10.18	Form of Agreement for Awards Payable in Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 28, 2005)**	*

10.19	Form of Non-employee Director Non-qualified Stock Option Agreement**	Filed herewith

10.20	Form of Non-employee Director Restricted Stock Award Agreement**	Filed herewith

10.21	Form of Non-qualified Stock Option Agreement**	Filed herewith

10.22	Form of Performance Award Agreement**	Filed herewith

10.23	Form of Restricted Stock Award Agreement**	Filed herewith

12.1	Statement re: Computation of Ratios	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

__________________

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

DELUXE CORPORATION
Date: March 16, 2005	By: /s/ Lawrence J. Mosner
Lawrence J. Mosner Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

Signature	Title

By /s/ Lawrence J. Mosner Lawrence J. Mosner	Chief Executive Officer (Principal Executive Officer)

By /s/ Douglas J. Treff Douglas J. Treff	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By /s/ Katherine L. Miller Katherine L. Miller	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

*
Ronald E. Eilers	Director

*
T. Michael Glenn	Director

*
Charles A. Haggerty	Director

*
Isaiah Harris, Jr	Director

*
William A. Hawkins, III	Director

*
Cheryl Mayberry McKissack	Director

*
Stephen P. Nachtsheim	Director

*
Mary Ann O’Dwyer	Director

*
Martyn R. Redgrave	Director

*
Robert C. Salipante	Director

*By: /s/ Lawrence J. Mosner Lawrence J. Mosner Attorney-in-Fact

INDEX

        The following exhibits are filed as part of this report:

Exhibit Number	Description	Page Number
10.19	Form of Non-employee Director Non-qualified Stock Option Agreement

10.20	Form of Non-employee Director Restricted Stock Award Agreement

10.21	Form of Non-qualified Stock Option Agreement

10.22	Form of Performance Award Agreement

10.23	Form of Restricted Stock Award Agreement

12.1	Statement re: Computation of Ratios

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002