Form 10-Q
period 2005-03-31
DELUXE CORP
filed 2005-05-09
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number:   1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 29, 2005 was 50,536,211.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share par value)
(Unaudited)

	March 31, 2005	December 31, 2004
Current Assets:
Cash and cash equivalents	$16,209	$15,492
Restricted cash	480	517
Trade accounts receivable (net of allowances for uncollectible
accounts of $5,990 and $5,199, respectively)	100,532	110,529
Inventories and supplies	38,674	38,890
Deferred income taxes	12,607	13,531
Current assets of discontinued operations	24,138	22,641
Other current assets	62,171	38,786

Total current assets	254,811	240,386
Long-term Investments	47,745	47,529
Property, Plant, and Equipment (net of accumulated depreciation of
$299,189 and $293,477, respectively)	155,599	158,162
Assets Held for Sale	7,712	7,719
Intangibles (net of accumulated amortization of $229,819 and $206,265,
respectively)	281,137	297,184
Goodwill	580,740	580,740
Non-Current Assets of Discontinued Operations	6,889	6,964
Other Non-Current Assets	221,025	160,395

Total assets	$1,555,658	$1,499,079

Current Liabilities:
Accounts payable	$78,405	$72,984
Accrued liabilities	219,081	202,979
Short-term debt	258,849	264,000
Long-term debt due within one year	26,316	26,359
Current liabilities of discontinued operations	3,249	4,876

Total current liabilities	585,900	571,198
Long-term Debt	953,605	953,848
Deferred Income Taxes	82,807	82,489
Non-Current Liabilities of Discontinued Operations	3,396	3,490
Other Non-Current Liabilities	79,528	66,545
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000 shares;
issued: 2005 - 50,536; 2004 - 50,266)	50,536	50,266
Additional paid-in capital	29,971	20,761
Accumulated deficit	(216,548)	(235,651)
Accumulated other comprehensive loss, net of tax	(13,537)	(13,867)

Total shareholders’ deficit	(149,578)	(178,491)

Total liabilities and shareholders’ deficit	$1,555,658	$1,499,079

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2005	2004
Revenue	$437,320	$308,832
Cost of goods sold	152,071	106,886

Gross Profit	285,249	201,946

Selling, general and administrative expense	208,523	120,141

Operating Income	76,726	81,805

Other income	574	374

Income Before Interest and Taxes	77,300	82,179

Interest expense	(13,401)	(5,166)
Interest income	139	113

Income Before Income Taxes	64,038	77,126

Provision for income taxes	24,270	29,464

Income From Continuing Operations	39,768	47,662
Discontinued Operations:
Loss from operations	(615)	—
Income tax benefit	219	—

Net Loss From Discontinued Operations	(396)	—

Net Income	$39,372	$47,662

Basic Earnings per Share:
Income from continuing operations	$0.79	$0.95
Loss from discontinued operations	(0.01)	—

Basic Earnings per Share	$0.78	$0.95

Diluted Earnings per Share:
Income from continuing operations	$0.78	$0.94
Loss from discontinued operations	—	—

Diluted Earnings per Share	$0.78	$0.94

Cash Dividends per Share	$0.40	$0.37

Total Comprehensive Income	$39,702	$47,725

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$39,372	$47,662
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from discontinued operations	396	—
Depreciation	7,160	4,664
Amortization of intangibles	23,510	9,586
Amortization of contract acquisition costs	8,326	7,908
Employee stock-based compensation expense	2,405	2,696
Other non-cash items, net	5,712	2,455
Changes in assets and liabilities, net of effects of
discontinued operations:
Trade accounts receivable	8,411	(911)
Inventories and supplies	215	(109)
Other current assets	(25,311)	(26,459)
Contract acquisition payments	(14,776)	(5,826)
Deferred advertising costs	1,490	1,831
Other non-current assets	1,541	571
Accounts payable	(3,916)	332
Accrued and other non-current liabilities	(22,157)	4,317

Net cash provided by operating activities of continuing operations	32,378	48,717

Cash Flows from Investing Activities:
Payments for acquisition, net of cash acquired	(218)	—
Change in restricted cash	37	—
Purchases of capital assets	(12,089)	(3,974)
Other	(486)	(385)

Net cash used by investing activities of continuing operations	(12,756)	(4,359)

Cash Flows from Financing Activities:
Net payments on short-term debt	(5,151)	(6,280)
Payments on long-term debt	(342)	(258)
Change in book overdrafts	3,219	(6,133)
Payments for common shares repurchased	—	(18,057)
Proceeds from issuing shares under employee plans	7,332	6,692
Cash dividends paid to shareholders	(20,269)	(18,601)

Net cash used by financing activities of continuing operations	(15,211)	(42,637)

Effect of Exchange Rate Change on Cash	(30)	—
Net Cash Used by Discontinued Operations	(3,664)	—

Net Increase in Cash and Cash Equivalents	717	1,721
Cash and Cash Equivalents: Beginning of Period	15,492	2,968

End of Period	$16,209	$4,689

See Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Consolidated financial statements

        The consolidated balance sheet as of March 31, 2005 and the consolidated statements of income and cash flows for the quarters ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2: Employee stock-based compensation

        On January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We reported this change in accounting principle using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Beginning in 2004, our results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to January 1, 2004. This is the same amount of compensation expense which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date.

Note 3: New accounting pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. We are currently evaluating whether any of the earnings of our Canadian operations will be repatriated in accordance with the terms of this law. Any repatriation of these earnings must occur in 2005. The maximum amount of earnings that could be repatriated is approximately $34 million, which would result in tax expense of approximately $3.5 million. We expect our evaluation to be completed in the second quarter of 2005.

        In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. The new statement is referred to as SFAS No. 123(R) and is entitled Share-Based Payment. The new statement requires companies to recognize expense for stock-based compensation in the statement of income and is effective for us on January 1, 2006. We do not expect the provisions of SFAS No. 123(R) to result in a significant change in the compensation expense we currently recognize in our statements of income under SFAS No. 123.

Note 4: Supplementary balance sheet information

        Inventories and supplies – Inventories and supplies were comprised of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$8,158	$12,377
Semi-finished goods	15,408	6,321
Finished goods	7,152	11,732

Total inventories	30,718	30,430
Supplies	7,956	8,460

Inventories and supplies	$38,674	$38,890

        Other current assets – Other current assets were comprised of the following (in thousands):

	March 31,	December 31,
	2005	2004
Prepayment to voluntary employee
beneficiary association (VEBA) trust	$41,231	$16,230
Cash held for customers	7,630	9,759
Other	13,310	12,797

Other current assets	$62,171	$38,786

        We maintain a VEBA trust to fund employee and retiree medical costs, as well as severance benefits. We typically make the majority of our contributions to this trust in the first quarter of the year. During the quarter ended March 31, 2005, we contributed $34.0 million to the trust.

        Assets held for sale – Assets held for sale include four Financial Services check printing facilities and one Small Business Services printing facility which we closed during 2004, as well as one Small Business Services facility which was closed prior to our acquisition of New England Business Service, Inc. (NEBS) in June 2004.

        Intangibles – Intangibles were comprised of the following (in thousands):

	March 31, 2005			December 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite lives:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software	274,330	(192,800)	81,530	266,814	(180,005)	86,809
Customer lists	108,950	(27,075)	81,875	108,950	(19,431)	89,519
Distributor contracts	30,900	(4,914)	25,986	30,900	(3,323)	27,577
Trade names	30,200	(3,382)	26,818	30,200	(2,105)	28,095
Other	7,176	(1,648)	5,528	7,185	(1,401)	5,784

Amortizable intangibles	451,556	(229,819)	221,737	444,049	(206,265)	237,784

Intangibles	$510,956	$(229,819)	$281,137	$503,449	$(206,265)	$297,184

        Total amortization of intangibles for continuing operations was $23.5 million for the quarter ended March 31, 2005 and $9.6 million for the quarter ended March 31, 2004. Based on the intangibles in service as of March 31, 2005, estimated amortization expense is as follows (in thousands):

Remainder of 2005	$52,932
2006	50,992
2007	35,404
2008	24,747
2009	13,839

        Other non-current assets – Other non-current assets were comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
Contract acquisition costs (net of accumulated amortization of
$53,183 and $45,943, respectively)	$136,957	$83,825
Deferred advertising costs	29,969	31,455
Prepaid post-retirement asset	22,992	22,089
Other	31,107	23,026

Other non-current assets	$221,025	$160,395

        Changes in contract acquisition costs during the first quarter of 2005 were as follows (in thousands):

Balance, December 31, 2004	$83,825
Cash payments	14,776
Increase in contract acquisition obligations	46,682
Amortization	(8,326)

Balance, March 31, 2005	$136,957

        Accrued liabilities – Accrued liabilities were comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
Contract acquisition payments due within one year	$53,056	$11,505
Income taxes	38,419	22,281
Customer rebates	24,479	29,504
Accrued wages, including vacation	18,911	16,528
Employee profit sharing and pension	14,129	45,343
Restructuring due within one year (see Note 8)	9,949	12,647
Other	60,138	65,171

Accrued liabilities	$219,081	$202,979

Note 5: Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Quarter Ended March 31,
	2005	2004
Earnings per share - basic:
Income from continuing operations	$39,768	$47,662
Weighted-average shares outstanding	50,397	50,129
Earnings per share from continuing operations - basic	$0.79	$0.95

Earnings per share - diluted:
Income from continuing operations	$39,768	$47,662
Weighted-average shares outstanding	50,397	50,129
Dilutive impact of options	326	395
Shares contingently issuable under management incentive plans	15	14

Weighted-average shares and potential dilutive shares	50,738	50,538
outstanding

Earnings per share from continuing operations - diluted	$0.78	$0.94

        During the quarter ended March 31, 2005, options to purchase 2.3 million common shares were outstanding but were not included in the computation of diluted earnings per share. During the quarter ended March 31, 2004, 2.4 million options were excluded from the calculation. These options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

Note 6: Acquisition of New England Business Service, Inc.

        On June 25, 2004, we acquired all of the outstanding common stock of NEBS for $44 per share and agreed to redeem all outstanding NEBS stock options for $44 per option share less the option exercise price. The total purchase price, including direct costs of the acquisition, was $639.8 million. To finance the acquisition, we utilized a bridge financing agreement, as well as commercial paper. This debt was re-financed in the fourth quarter of 2004 when we issued $600.0 million of long-term debt. Further details concerning this long-term debt can be found in Note 9.

        NEBS is a leading supplier of products and services to small businesses. Its offerings include checks, forms, packaging supplies, embossed foil anniversary seals, promotional products and other printed material which are marketed through direct response marketing, financial institution referrals, independent distributors, sales representatives and the internet. NEBS results of operations are included in our consolidated results of operations from the acquisition date. Our balance sheet as of December 31, 2004 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed. Details concerning the assets acquired and liabilities assumed are presented in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004. NEBS results of operations are included in our Small Business Services segment, except for those portions which are reported as discontinued operations (see Note 7).

        The following pro forma financial information illustrates our estimated results of operations for the first quarter of 2004 as if the acquisition of NEBS had occurred on January 1, 2004 (in thousands, except per share amounts):

Revenue	$471,874
Net income	39,247
Earnings per share:
Basic	$0.78
Diluted	0.78

Note 7: Discontinued operations

        During the fourth quarter of 2004, we disposed of substantially all of the operations of NEBS European businesses. Not included in this sale was a building located in the United Kingdom. This building is currently for sale and is expected to be sold during 2005.

        Also during the fourth quarter of 2004, we announced the planned sale of NEBS’ apparel business known as PremiumWear. We anticipate that this sale will be completed in 2005.

        The results of operations of these businesses are reflected as discontinued operations in our consolidated financial statements. The major classes of assets and liabilities of discontinued operations were as follows (in thousands):

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$1,103	$3
Trade accounts receivable	5,420	5,640
Inventories and supplies	12,452	12,645
Deferred income taxes	3,274	2,442
Other current assets	1,889	1,911

Current assets of discontinued operations	24,138	22,641
Property, plant and equipment	2,494	2,514
Deferred income taxes	4,395	4,450

Non-current assets of discontinued operations	6,889	6,964
Accounts payable	(765)	(1,373)
Accrued liabilities	(2,484)	(3,503)

Current liabilities of discontinued operations	(3,249)	(4,876)
Other non-current liabilities	(3,396)	(3,490)

Net assets of discontinued operations	$24,382	$21,239

        Revenue and loss from discontinued operations for the first quarter of 2005 was as follows (in thousands):

Revenue	$11,013

Pre-tax loss	$(615)
Income tax benefit	219

Net loss from discontinued operations	$(396)

Note 8: Restructuring accruals

        Restructuring accruals of $12.4 million as of March 31, 2005 and $16.9 million as of December 31, 2004 are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our restructuring accruals consist primarily of employee severance benefits and mainly relate to NEBS activities we are exiting as we combine the two companies. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004.

        Changes in the restructuring accruals during the first quarter of 2005 were as follows (dollars in thousands):

					NEBS
	2003 initiatives		2004 initiatives		acquisition-related		Total
		No. of employees		No. of employees		No. of employees		No. of employees
	Amount	affected	Amount	affected	Amount	affected	Amount	affected
Balance, December 31, 2004	$4	3	$2,351	40	$14,556	625	$16,911	668
Restructuring charges	25	—	186	3	—	—	211	3
Restructuring reversals	—	—	(33)	(3)	—	—	(33)	(3)
Payments, primarily severance	(29)	(3)	(1,301)	(23)	(3,381)	(1)	(4,711)	(27)

Balance, March 31, 2005	$—	—	$1,203	17	$11,175	624	$12,378	641

        On a cumulative basis through March 31, 2005, the status of our restructuring accruals was as follows (dollars in thousands):

					NEBS
	2003 initiatives		2004 initiatives		acquisition-related		Total
		No. of employees		No. of employees		No. of employees		No. of employees
	Amount	affected	Amount	affected	Amount	affected	Amount	affected
Restructuring charges	$11,999	635	$5,701	486	$30,244	886	$47,944	2,007
Restructuring reversals	(1,320)	(62)	(167)	(21)	—	—	(1,487)	(83)
Payments, primarily severance	(10,679)	(573)	(4,331)	(448)	(19,069)	(262)	(34,079)	(1,283)

Balance, March 31, 2005	$—	—	$1,203	17	$11,175	624	$12,378	641

Note 9: Debt

        Total debt outstanding was comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,832	$324,815
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,541	298,494
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,414	274,399
2.75% senior, unsecured notes due September 15, 2006	50,000	50,000
Long-term portion of capital lease obligations	5,818	6,140

Long-term portion of debt	953,605	953,848
Commercial paper	258,849	264,000
Variable rate senior, unsecured notes due November 4, 2005	25,000	25,000
Capital lease obligations due within one year	1,316	1,359

Total debt	$1,238,770	$1,244,207

        In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions on the three-year notes may not be made prior to their stated maturity. Principal redemptions on the ten-year notes may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. The notes were issued at a discount from par value. The resulting discount of $0.8 million is being amortized ratably as an increase to interest expense over the terms of the notes. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS (see Note 6). The fair market value of these notes was $576.0 million as of March 31, 2005, based on quoted market prices.

        In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, which became effective on October 27, 1995, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. The notes were issued at a discount from par value. The resulting discount of $1.9 million is being amortized ratably as an increase to interest expense over the ten-year term of the notes. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $292.4 million as of March 31, 2005, based on quoted market prices.

        In September 2003, we issued $50.0 million of 2.75% senior, unsecured notes maturing on September 15, 2006. The notes were issued under a shelf registration statement which became effective on July 8, 2003 and allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. Interest payments are due each March and September. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. Proceeds from the offering, net of offering costs, were $49.8 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $48.7 million as of March 31, 2005, based on quoted market prices.

        In November 2003, we issued $25.0 million of variable rate, senior, unsecured notes maturing on November 4, 2005. The notes were issued under the July 8, 2003 shelf registration statement. Interest payments are due each February, May, August and November at an annual interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate is reset on a quarterly basis. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. Proceeds from the offering were $25.0 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was estimated to be $24.9 million as of March 31, 2005, based on a broker quote.

        As of March 31, 2005, we had a $500.0 million commercial paper program in place. The daily average amount of commercial paper outstanding during the first quarter of 2005 was $233.8 million at a weighted-average interest rate of 2.62%. As of March 31, 2005, $258.8 million was outstanding at a weighted-average interest rate of 2.85%. The daily average amount of commercial paper outstanding during 2004 was $344.7 million at a weighted-average interest rate of 1.59%. As of December 31, 2004, $264.0 million was outstanding at a weighted-average interest rate of 2.45%.

        We also have committed lines of credit which primarily support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants regarding the ratio of earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first quarter of 2005 or during 2004, and no amounts were outstanding under these lines of credit as of March 31, 2005. To the extent not needed to support outstanding commercial paper or letters of credit, we may borrow funds under our committed lines of credit. As of March 31, 2005, $237.2 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows (in thousands):

	Total available	Expiration date	Commitment fee
364-day line of credit	$100,000	July 2005	.100%
Five year line of credit	175,000	August 2007	.125%
Five year line of credit	225,000	July 2009	.125%

Total committed lines of credit	500,000
Commercial paper outstanding	(258,849)
Letters of credit outstanding	(3,989)

Net available for borrowing as of
March 31, 2005	$237,162

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during the first quarter of 2005 or during 2004, and no amounts were outstanding under this line of credit as of March 31, 2005.

        Absent certain defined events of default under our committed credit facilities, there are no significant contractual restrictions on our ability to pay cash dividends.

Note 10: Pension and post-retirement benefits

        We have historically provided certain health care benefits for a large number of retired employees. In addition to our post-retirement benefit plans, we have a supplemental executive retirement plan (SERP) for certain NEBS employees and a pension plan which covers certain Canadian employees.

        Our pension and post-retirement benefit expense for the quarters ended March 31, 2005 and 2004 consisted of the following components (in thousands):

	Post-retirement benefit plans		Pension plans
	2005	2004	2005
Service cost	$195	$204	$68
Interest cost	1,729	1,595	137
Expected return on plan assets	(1,674)	(1,470)	(64)
Amortization of prior service benefit	(654)	(654)	—
Recognized amortization of net actuarial losses	2,344	2,068	—

Total benefit expense	$1,940	$1,743	$141

        On January 21, 2005, final regulations implementing the Medicare Prescription Drug Improvement and Modernization Act of 2003 were issued. We do not believe that these regulations will have a significant impact on the accumulated post-retirement benefit obligation or the periodic benefit expense related to our post-retirement benefit plans.

Note 11: Shareholders’ deficit

        We are in a shareholders’ deficit position primarily as a result of our share repurchase programs and their required accounting treatment. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of additional paid-in capital and retained earnings.

        In January 2001, our board of directors approved a plan to purchase up to 14 million shares of our common stock. These repurchases were completed in June 2002 at a cost of $463.8 million. In August 2002, our board of directors approved the repurchase of an additional 12 million shares. These repurchases were completed in September 2003 at a cost of $503.2 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. Through March 31, 2005, 2.1 million of these additional shares had been repurchased at a cost of $85.0 million. There have been no share repurchases under this authorization since the second quarter of 2004.

        Changes in shareholders’ deficit during the quarter ended March 31, 2005 were as follows (in thousands):

	Common shares		Additional		Accumulated other	Total
	Number of shares	Par value	paid-in capital	Accumulated deficit	comprehensive loss	shareholders’ deficit
Balance, December 31, 2004	50,266	$50,266	$20,761	$(235,651)	$(13,867)	$(178,491)
Net income	—	—	—	39,372	—	39,372
Cash dividends	—	—	—	(20,269)	—	(20,269)
Common shares issued	309	309	7,023	—	—	7,332
Tax benefit of stock
options	—	—	1,272	—	—	1,272
Common shares retired	(40)	(40)	(1,489)	—	—	(1,529)
Fair value of employee
stock-based compensation	1	1	2,404	—	—	2,405
Amortization of loss on
derivatives, net of tax	—	—	—	—	644	644
Foreign currency translation
adjustment	—	—	—	—	(145)	(145)
Unrealized loss on securities,
net of tax	—	—	—	—	(169)	(169)

Balance, March 31, 2005	50,536	$50,536	$29,971	$(216,548)	$(13,537)	$(149,578)

        Accumulated other comprehensive loss was comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
Unrealized loss on derivatives	$(15,653)	$(16,297)
Unrealized (loss) gain on securities	(59)	110
Foreign currency translation adjustment	2,175	2,320

Total	$(13,537)	$(13,867)

Note 12: Business segment information

        We operate three business segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment consists of the acquired NEBS business (see Note 6), as well as our former Business Services segment. This segment sell checks, forms and related products to small businesses and home offices through direct response marketing, financial institution referrals, sales representatives, independent distributors and the internet. Financial Services sells checks and related products and services to financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada.

        The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Corporate expenses are allocated to the segments based on segment revenues. No corporate expenses have been allocated to the NEBS portion of our Small Business Services segment as NEBS operations have not yet been fully integrated into our corporate functions. The corporate allocation includes expenses for various support activities such as executive management, human resources and finance and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Corporate assets consist primarily of cash, deferred tax assets, investments and internal-use software related to corporate activities.

        We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

        The following is our segment information as of and for the quarters ended March 31, 2005 and 2004 (in thousands):

		Reportable Business Segments
		Small
		Business	Financial	Direct
		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2005	$225,181	$145,230	$66,909	$—	$437,320
	2004	63,076	168,652	77,104	—	308,832

Operating income:	2005	24,999	31,443	20,284	—	76,726
	2004	20,182	40,872	20,751	—	81,805

Depreciation and amortization
expense:	2005	18,300	10,125	2,245	—	30,670
	2004	1,572	10,401	2,277	—	14,250

Total assets:	2005	978,566	242,533	131,543	203,016	1,555,658
	2004	32,639	259,585	144,131	135,665	572,020

Capital purchases:	2005	1,450	1,510	217	8,912	12,089
	2004	60	2,029	531	1,354	3,974

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        We provide a wide range of customized products and services: personalized printed items (checks, forms, business cards, stationery, greeting cards, labels and shipping and packaging supplies), promotional products and merchandising materials, fraud prevention services and customer retention programs. Through our various brands and businesses, our product offerings help financial institutions and small businesses better manage, promote, and grow their businesses. We also sell personalized checks and accessories directly to consumers. We are the largest provider of checks in the United States, both in terms of revenue and number of checks produced.

        On June 25, 2004, we acquired New England Business Service, Inc. (NEBS). NEBS is a leading provider of products and services to small businesses. Accordingly, our consolidated results of operations include the results of NEBS from the acquisition date.

EXECUTIVE SUMMARY

First Quarter 2005 Consolidated Results of Operations

  Revenue was $437.2 million, up $128.5 million from the first quarter of 2004. NEBS contributed revenue of $160.5 million.
  Excluding NEBS, units(1) were down 17.3%, primarily due to the loss of a large financial institution client in late 2004. Revenue per unit increased 8.4% compared to the first quarter of 2004.
  Gross margin was 65.2%, down slightly compared to 65.4% in the first quarter of 2004. NEBS results decreased our gross margin by 3.5 percentage points, offsetting the savings from increased revenue per unit, manufacturing efficiencies and cost synergies resulting from the NEBS acquisition. NEBS has historically had lower gross margins than our other businesses because of its non-check product mix.

  Selling, general and administrative (SG&A) expense was 47.7% of revenue, compared to 38.9% in the first quarter of 2004. NEBS results increased our SG&A percentage by 5.3 percentage points. NEBS has historically had a higher SG&A percentage than our other businesses. The higher SG&A primarily results from NEBS’ greater reliance on direct mail and a direct sales force to acquire and retain customers. Additionally, NEBS results included $9.8 million of acquisition-related amortization expense for certain intangible assets and $3.1 million of integration costs. Further information concerning the NEBS intangible assets acquired can be found in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004.
  Operating income was $76.7 million, a decrease of $5.1 million from the first quarter of 2004. NEBS contributed operating income of $3.9 million. The decrease for our other businesses was due to the revenue decline, partially offset by productivity improvements and cost management efforts, as well as cost synergies resulting from the NEBS acquisition.
  Operating margin was 17.5% compared to 26.5% in the first quarter of 2004. NEBS results, including acquisition-related amortization expense, decreased our operating margin by 8.8 percentage points. NEBS has historically had lower operating margins than our other businesses. The impact of acquisition-related amortization expense and integration costs contributed 2.9 of the 8.8 percentage point decrease attributable to NEBS.
  Interest expense was $13.4 million, up $8.2 million from the first quarter of 2004 primarily due to the debt issued to finance the NEBS acquisition.
  Net income was $39.4 million, or $0.78 per diluted share, compared to $47.7 million, or $0.94 per diluted share in the first quarter of 2004.

        (1)  Units represent an equivalent quantity of checks sold calculated across all check-related product lines.

First Quarter Cash Flow/Financial Condition

  Cash provided by operating activities of continuing operations was $32.4 million, down $16.3 million from the first quarter of 2004. The decrease was due primarily to higher employee profit sharing and pension contributions related to our 2004 operating results, as well as higher contract acquisition payments related to financial institution contract executions. These decreases were partially offset by NEBS operating cash flows.
  Purchases of capital assets increased $8.1 million to $12.1 million, as compared to the first quarter of 2004. Capital purchases in 2005 primarily related to our planned installation of the SAP sales and distribution module in portions of our order processing and call center operations, as well as NEBS implementation of certain SAP finance and other modules in the second quarter of 2005.
  During the first quarter of 2004, we repurchased common shares for $18.0 million. We have not purchased common shares under our board-approved share repurchase plan since the second quarter of 2004, as we utilized our resources to complete the acquisition of NEBS.
  Total assets increased by $56.6 million from December 31, 2004, primarily due to a $53.1 million increase in contract acquisition costs related to financial institution contracts executed during the quarter.
  Shareholders’ deficit decreased by $28.9 million from December 31, 2004, primarily because we generated net income of $39.4 million and we issued shares under employee plans of $7.3 million. These decreases were partially offset by cash dividends of $20.3 million.

CONSOLIDATED OVERVIEW

        We operate three business segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment is comprised of the acquired NEBS business and our former Business Services segment. This segment sells checks, forms and related products to more than six million small businesses and home offices through direct response marketing, financial institution referrals, independent distributors, sales representatives and the internet. Financial Services sells personal and business checks and related products and services to approximately 8,000 financial institution clients nationwide, including banks, credit unions and financial services companies. Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands. Through these two brands, Direct Checks sells personal and business checks, as well as related products and services, using direct response marketing and the internet. We are the largest provider of checks in the United States, both in terms of revenue and number of checks produced. All three of our segments operate primarily in the United States. Small Business Services also has operations in Canada.

        One of our main focuses during the remainder of 2005 will be the continued integration of NEBS. Small Business Services provides one of the most comprehensive product and service offerings for small businesses. This provides the basis for us to increase sales to existing customers, as well as to pursue new customers. The NEBS acquisition also provides a positive impact on our product mix by increasing our non-check revenue. Based on the success of the integration thus far, we expect that we will realize both the cost synergies and growth we expected when we acquired NEBS. We anticipate that growth in our Small Business Services segment will offset the decline in our core check businesses as we move into 2006.

        Our business continues to generate strong cash flows. We generated operating cash flows of $32.4 million during the first quarter of 2005 and $307.6 million during full year 2004. We believe our strong cash flows and our focus on cost management and operational excellence will allow us to maintain our leadership position in the check printing portion of the payments industry and to expand our presence in the small business arena. As a result of our strong credit profile and access to the capital markets, we were able to complete the NEBS acquisition in 2004, by using a combination of short-term and long-term debt financing. We have also used our solid financial profile and related debt capacity to repurchase common shares over the past several years. During 2003 and 2004, we repurchased 12.9 million shares for a total of $533.8 million. During the first quarter of 2005, we also increased our quarterly dividend to $0.40 per share, up $0.03 per share from our previous dividend level. This resulted in a dividend yield of 4.0% based on our March 31, 2005 closing stock price. We were able to increase the quarterly dividend because of our strong operating cash flows and our expectations of these cash flows going forward. Specifically, as a result of the NEBS integration effort, we are able to confirm that: (1) synergies realized from the NEBS integration are exceeding our expectations, and (2) we expect year-over-year growth from our Small Business Services segment to offset declines in our core check businesses beginning in 2006. We believe we have sufficient financial resources to pursue additional acquisitions that leverage our core competencies and are accretive to earnings and cash flow, to strengthen our leading position in the markets in which we compete and to expand into closely related or adjacent products and services.

        Major challenges in our business are as follows. Two of our largest product groups, checks and business forms, are mature products and their use has been declining in the marketplace. According to our estimates, the total number of personal, business and government checks written in the United States has been in decline since the mid-1990s as a result of alternative payment methods such as debit cards, smart cards, electronic and other bill paying services and internet-based payment services. Because check usage is declining, we have also been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Our traditional financial institution relationships are typically formalized through supply contracts averaging three to five years in duration. As we compete with other check printing companies to retain and obtain business in the face of declining volume, the resulting pricing pressure has reduced our profit margins, and we expect this trend to continue.

        A 2004 Federal Reserve study reported that the check is still Americans’ largest single non-cash payment type, accounting for approximately 45% of all non-cash payments. This is, however, a decrease from the previous Federal Reserve Study published in 2002 which reported that checks comprised approximately 60% of all non-cash payments. The report does note that this measure excludes checks written which are converted into electronic transactions at the point of sale. The Federal Reserve Study also indicated that consumer checks are declining faster than business checks. This study was completed prior to the implementation of Check 21 legislation in October 2004, which affects how checks can be processed. The new law states that an electronic or paper reproduction of a check is the legal equivalent of the original check. This permits financial institutions to submit these “substitute” checks for processing and clearing. We believe this legislation supports the use of checks by creating a more efficient processing system which is less costly and will allow financial institutions to detect fraud earlier. It remains to be seen what, if any, impact this legislation will have on consumers’ use of checks.

        Business forms products have also reached maturity. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide a cost effective means to print lower quality versions of business forms. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products.

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

        To offset these challenges, we have focused on driving revenue growth by introducing new product offerings and improving our selling techniques. Examples of these efforts are as follows:

  In Small Business Services, we are developing ways to leverage the many small business products and sales channels we now possess as a result of the NEBS acquisition. We recently launched our new Deluxe Business Advantage(SM) program. This program provides a fast and simple way for financial institutions to offer expanded personalized service to small business customers based on a number of service level options available. Our customer care center expertise has been combined with our sales force, which makes one-on-one contact with small businesses and financial institution branches. This better positions us to meet the needs of small business and financial institution customers. Our broader set of capabilities also differentiates us from our competitors.
  The DeluxeSelectSM program in Financial Services allows us to interact directly with the customers of financial institutions and to leverage our extensive market research and knowledge of consumer behaviors and preferences. As of March 31, 2005, over 5,000 financial institutions had enrolled in DeluxeSelect. We provide high quality products, superior service, enhanced customer satisfaction and the check program management skills that lead to improved revenue and profitability for financial institutions.
  In Direct Checks, we have attempted to maximize revenue per order by encouraging consumers to place their orders by phone, where our sales associates have the opportunity to interact with the consumer. Typically, phone orders result in higher revenue per order than other order channels. During the first quarter of 2005, 32% of first-time customers placed their orders via the telephone, as compared to 27% in the first quarter of 2004.

        The revenue growth efforts we have initiated have led to increased sales of premium-priced licensed and specialty check designs and additional value-added products and services such as fraud prevention and express delivery.

        During the first quarter, we acquired three new financial institution clients and renewed our relationship with another major financial institution. We expect that the new business will partially offset the impact of a large financial institution client we lost in late 2004. We expect to see the new business activity grow over the next 12 months, with the majority coming on board early in 2006.

        On the cost side of our business, we continue to focus on cost management and operational excellence. In 2004, we closed six printing facilities. We have also implemented other employee reductions over the past year and have announced our intention to close two additional printing facilities. The application of lean principles in our manufacturing area has resulted in increased efficiencies, and we intend to apply these principles throughout the rest of the company. Additionally, in integrating NEBS, we plan to realize cost synergies of at least $25 million annually beginning this year. These synergies represent reduced costs in relation to NEBS historical results of operations. We expect to realize these synergies through eliminating redundancies, leveraging our shared services environment, realizing the benefits of our larger purchasing power and enhancing productivity by implementing lean principles and sharing best practices.

        Looking at economic indicators, a key measure for our Small Business Services segment is small business confidence. Key trends in this area were positive in the first quarter of 2005, although confidence levels in early second quarter are showing signs of some deterioration. The National Federation of Independent Business (NFIB) reported that small business sales levels, employment and capital spending are trending upwards, and the NFIB’s measure of small business optimism continued to be strong through the first quarter. Our Financial Services and Direct Checks segments are primarily impacted by consumer spending and employment levels. We estimate that consumer spending growth in the first quarter of 2005 was moderate, with a lower increase for the quarter than we saw in the fourth quarter of 2004. Employment growth was up slightly from 2004. In 2004, an average of 183,000 jobs were created per month, as reported by the U.S. Department of Labor, Bureau of Labor Statistics (BLS). During the first quarter of 2005, BLS reported average job growth per month of 190,000 jobs. There is a correlation between employment and the rate at which consumers open checking accounts. Thus, the employment rate is a key factor for the check printing portion of the payments industry. Our outlook was developed assuming that economic factors will have little impact on our business in 2005.

CONSOLIDATED RESULTS OF OPERATIONS

	Quarter Ended March 31,		Increase/(Decrease)
(in thousands, except per share amounts)	2005	2004	$	%
Income from continuing operations	$39,768	$47,662	$(7,894)	(16.6%)

Net loss from discontinued operations	(396)	—	(396)	—

Net income	$39,372	$47,662	$(8,290)	(17.4%)

Net income per share:

Basic	$0.78	$0.95	$(0.17)	(17.9%)

Diluted	0.78	0.94	(0.16)	(17.0%)

Weighted-average number of shares outstanding:

Basic	50,397	50,129	268	0.5%

Diluted (includes common stock equivalents)	50,738	50,538	200	0.4%

        Income from continuing operations — The decrease in income from continuing operations in the first quarter of 2005, as compared to 2004, was primarily due to the loss of a large financial institution client in late 2004, the continuing decline in check usage and higher interest expense in 2005 due to financing associated with the NEBS acquisition. These decreases were partially offset by manufacturing productivity improvements, cost management efforts, including employee reductions during the past year, as well as NEBS results of operations.

        Loss from discontinued operations — Discontinued operations include the results of the apparel business acquired from NEBS, which we plan to sell during 2005.

Consolidated Revenue

	Quarter Ended March 31,		Increase/(Decrease)
(dollars in thousands, except per unit amounts)	2005	2004	$	%
Revenue	$437,320	$308,832	$128,488	41.6%

Excluding NEBS:

Units (millions)	18.33	22.17	(3.84)	(17.3%)

Revenue per unit	$15.10	$13.93	$1.17	8.4%

        The acquisition of NEBS contributed revenue of $160.5 million in the first quarter of 2005. The $32.1 million decrease in revenue for our other businesses compared to 2004 was due to a 17.3% decrease in units due primarily to two factors: (1) the loss of a large financial institution client in late 2004 and (2) the overall decline in the number of checks being written as a result of the increasing use of alternative payment methods. Our Direct Checks segment was also impacted by lower direct mail consumer response rates, longer reorder cycles due to promotional strategies for multi-box orders and lower customer retention. These decreases in unit volume were partially offset by increased financial institution referrals for our Small Business Services segment. Partially offsetting the volume decline was an 8.4% increase in revenue per unit as compared to 2004. The large financial institution client we lost in late 2004 received higher discount levels as a result of its order volume. Thus, without this client’s business, our revenue per unit measure improved. Additionally, we continued to benefit from increased sales of premium-priced licensed and specialty check designs and additional value-added products and services such as express delivery and fraud prevention, as well as price increases in our Direct Checks and Small Business Services segments.

Consolidated Gross Margin

	Quarter Ended March 31,		Increase/(Decrease)
(in thousands)	2005	2004	$	%
Gross profit	$285,249	$201,946	$83,303	41.3%

Gross margin	65.2%	65.4%	—	—

        Gross margin decreased slightly in the first quarter of 2005, as compared to 2004. NEBS historical gross margins have been seven to eight points lower than our other businesses because of its non-check product mix. This translated into a 3.5 percentage point decrease in our consolidated gross margin in the first quarter of 2005. Additionally, as discussed earlier, our unit volume decreased 17.3% as compared to 2004. Offsetting these decreases was the higher revenue per unit discussed earlier, continued productivity improvements, on-going cost management efforts, including the closing of six printing facilities in 2004, as well as cost synergies resulting from the NEBS acquisition.

Consolidated Selling, General & Administrative Expense

	Quarter Ended March 31,		Increase/(Decrease)
(in thousands)	2005	2004	$	%
Selling, general and administrative expense	$208,523	$120,141	$88,382	73.6%

SG&A as a percentage of revenue	47.7%	38.9%	—	—

        The increase in SG&A expense in the first quarter of 2005, as compared to 2004, was primarily due to expenses of the acquired NEBS business, including $9.8 million of acquisition-related amortization expense for certain intangible assets and $3.1 million of integration expenses. Partially offsetting this increase was a $2.0 million decrease in Direct Checks advertising expense related to new product initiatives in 2004, as well as our cost management efforts, including savings realized from employee reductions.

        SG&A expense as a percentage of revenue increased in the first quarter of 2005, as compared to 2004, primarily as a result of NEBS results. NEBS has historically had a higher SG&A percentage than our other businesses. NEBS relies to a greater degree on direct mail and a direct sales force to acquire and retain customers and also had not utilized a shared services environment for SG&A functions. Additionally, as previously discussed, NEBS results included $9.8 million of acquisition-related amortization expense and $3.1 million of integration expenses. The increase in SG&A expense as a percentage of revenue for our other businesses was due to the decline in revenue being greater than the reduction in their SG&A expense.

Interest Expense

	Quarter Ended March 31,		Increase/(Decrease)
(in thousands)	2005	2004	$	%
Interest expense	$13,401	$5,166	$8,235	159.4%

        The increase in interest expense in the first quarter of 2005, as compared to 2004, was due to our higher debt level resulting from the acquisition of NEBS, as well as higher interest rates. During the first quarter of 2005, we had weighted-average debt outstanding of $1,216.0 million at a weighted-average interest rate of 4.06%. During the first quarter of 2004, we had weighted-average debt outstanding of $574.5 million at a weighted-average interest rate of 3.43%.

Provision for Income Taxes

	Quarter Ended March 31,		Increase/(Decrease)
(in thousands)	2005	2004	$	%
Provision for income taxes	$24,270	$29,464	$(5,194)	(17.6%)

Effective tax rate	37.9%	38.2%	—	—

        The decrease in our effective tax rate for the first quarter of 2005, as compared to 2004, was primarily due to the new federal qualified production activity deduction which was passed as part of the American Jobs Creation Act of 2004. This impact was partially offset by increased state tax expense due to legislation enacted by various states and changes in state tax rates due to the acquisition of NEBS.

Earnings before Interest, Taxes, Depreciation and Amortization of Intangibles (EBITDA)

	Quarter Ended March 31,		Increase/(Decrease)
(in thousands)	2005	2004	$	%
Net income	$39,372	$47,662	$(8,290)	(17.4%)

Discontinued operations	396	—	396	—

Provision for income taxes	24,270	29,464	(5,194)	(17.6%)

Interest expense, net	13,262	5,053	8,209	162.5%

Earnings before interest and taxes (EBIT)	77,300	82,179	(4,879)	(5.9%)

Depreciation	7,160	4,664	2,496	53.5%

Amortization of intangibles	23,510	9,586	13,924	145.3%

EBITDA	$107,970	$96,429	$11,541	12.0%

EBITDA as a percentage of revenue	24.7%	31.2%

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

ACQUISITION OF NEW ENGLAND BUSINESS SERVICE, INC.

        As discussed earlier, on June 25, 2004, we acquired all of the outstanding shares of NEBS for $44 per share and agreed to redeem all outstanding NEBS stock options for $44 per option share less the option exercise price. The total purchase price, including direct costs of the acquisition, was $639.8 million. To finance the acquisition, we utilized a bridge financing agreement, as well as commercial paper. This debt was re-financed in the fourth quarter of 2004 when we issued $600.0 million of long-term debt. Further details concerning this long-term debt can be found under the caption “Note 9: Debt” in the Notes to Unaudited Consolidated Financial Statements appearing in Part I of this report.

        NEBS results of operations are included in our consolidated results of operations from the acquisition date. The following pro forma financial information illustrates our estimated results of operations for the first quarter of 2004 as if the acquisition of NEBS had occurred on January 1, 2004 (in thousands, except per share amounts):

Revenue	$471,874
Net income	39,247
Earnings per share:
Basic	$0.78
Diluted	0.78

        Our balance sheet as of December 31, 2004 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed. Details concerning the assets acquired and liabilities assumed are presented in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004. Our allocation of the purchase price reflects $30.2 million of restructuring accruals for NEBS activities which we have decided to exit. These accruals primarily include severance payments, as well as $2.8 million due under noncancelable operating leases on facilities which have been or will be vacated as we consolidate operations. The severance accruals include payments due to 884 employees. This includes employees in the Tucker, Georgia printing facility which was closed during the fourth quarter of 2004, the Los Angeles, California facility which we plan to close by the end of 2005 and the Athens, Ohio facility which we will begin closing in 2005 and which we believe will be completely closed by mid-2006. Additionally, the accruals include employees in various functional areas throughout the organization resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also include amounts due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminate redundancies between the two companies. Restructuring payments are expected to be substantially completed by the end of 2006, utilizing cash from operations. As a result of these facility closures and employee reductions, we expect to realize cost savings of approximately $7 million in cost of goods sold and $18 million in SG&A expense in 2006, in comparison to NEBS historical results of operations.

        During the fourth quarter of 2004, we disposed of substantially all of the operations of NEBS European businesses. Not included in this sale was a building located in the United Kingdom. This building remains for sale and is expected to be sold during 2005. Also during the fourth quarter of 2004, we announced the planned sale of NEBS’ apparel business known as PremiumWear. This sale will allow us to focus our resources on the many key initiatives underway within Small Business Services. We anticipate that this sale will be completed in 2005. The results of operations of these businesses are reflected as discontinued operations in our consolidated financial statements.

SEGMENT RESULTS

        Additional financial information regarding our business segments appears under the caption “Note 12: Business segment information” of the Notes to Unaudited Consolidated Financial Statements appearing in Part I of this report.

Small Business Services

        Small Business Services sells business checks, forms and related printed products to more than six million small businesses and home offices. We also distribute packaging, shipping and warehouse supplies, advertising specialties and other business products, and offer payroll services. These products are sold through direct response marketing, financial institution referrals and via sales representatives, independent distributors and the internet. The following table shows the results of this segment for the quarters ended March 31, 2005 and 2004 (in thousands):

	Quarter Ended March 31,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$225,181	$63,076	$162,105	257.0%

Operating income	24,999	20,182	4,817	23.9%

% of revenue	11.1%	32.0%	—	—

        The NEBS acquisition contributed revenue of $160.5 million in the first quarter of 2005. Additionally, the growth in revenue resulted from higher volume and price increases. Financial institution referrals increased due to our focus on expanding the utilization of this program with our financial institution clients.

        The increase in operating income was due to the acquisition of NEBS, which contributed $3.9 million of operating income after $9.8 million of acquisition-related amortization and $3.1 million of integration costs. Additionally, the increase was due to the growth in financial institution referral revenue and lower delivery costs. We were able to negotiate lower delivery prices subsequent to the NEBS acquisition. The decrease in operating margin was due to NEBS lower margin business. NEBS has historically had lower operating margins than our other businesses because of its non-check product mix and its greater reliance on direct mail and a direct sales force to acquire and retain customers. Additionally, NEBS did not utilize a shared services environment for SG&A functions.

Financial Services

        Financial Services sells personal and business checks and related products and services to financial institutions. Value-added services we offer to our financial institution clients include customized reporting, file management, expedited account conversion support and fraud prevention. The following table shows the results of this segment for the quarters ended March 31, 2005 and 2004 (in thousands):

	Quarter Ended March 31,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$145,230	$168,652	$(23,422)	(13.9%)

Operating income	31,443	40,872	(9,429)	(23.1%)

% of revenue	21.7%	24.2%	—	—

        The decrease in revenue was due to the loss of a large financial institution client in late 2004, the continuing decline in the number of checks being written due to the increasing use of alternative payment methods and continuing pricing pressure.

        The decrease in operating income was the result of the revenue decline, partially offset by productivity improvements and cost management efforts, including the closing of four printing facilities in 2004 and various other employee reductions over the past year.

Direct Checks

        Direct Checks sells checks and related products directly to consumers through direct mail and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names. The following table shows the results of this segment for the quarters ended March 31, 2005 and 2004 (in thousands):

	Quarter Ended March 31,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$66,909	$77,104	$(10,195)	(13.2%)

Operating income	20,284	20,751	(467)	(2.3%)

% of revenue	30.3%	26.9%	—	—

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

        The decrease in operating income was primarily due to the revenue decline, partially offset by productivity improvements, a $2.0 million decrease in advertising costs related to new product initiatives in 2004 and cost management efforts, including savings realized from employee reductions.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

        As of March 31, 2005, we had cash and cash equivalents of $16.2 million. The following table shows our cash flow activity for the quarters ended March 31, 2005 and 2004, and should be read in conjunction with the consolidated statements of cash flows (in thousands):

	Quarter Ended March 31,
	2005	2004
Continuing operations:
Net cash provided by operating activities	$32,378	$48,717
Net cash used by investing activities	(12,756)	(4,359)
Net cash used by financing activities	(15,211)	(42,637)
Effect of exchange rate change on cash	(30)	—

Net cash provided by continuing operations	4,381	1,721
Discontinued operations	(3,664)	—

Net change in cash and cash equivalents	$717	$1,721

        The $16.3 million decrease in cash provided by operating activities in the first quarter of 2005, as compared to 2004, was due primarily to a $19.4 million increase in employee profit sharing and pension payments related to our 2004 operating results, as well as a $9.0 million increase in contract acquisition payments related to financial institution contracts. These decreases were partially offset by NEBS operating cash flows of $14.2 million.

        During the first quarter of 2005, cash inflows generated from net income excluding non-cash expenses were utilized primarily to make employee profit sharing and pension payments of $40.0 million, voluntary employee beneficiary association (VEBA) trust contributions of $34.0 million, contract acquisition payments to financial institution clients of $14.8 million and income tax payments of $6.3 million.

        During the first quarter of 2004, cash inflows generated from net income excluding non-cash expenses were utilized primarily to make VEBA trust contributions of $32.0 million, employee profit sharing and pension contributions of $20.6 million, income tax payments of $10.6 million and contract acquisition payments to financial institution clients of $5.8 million.

        Significant cash inflows for each period were as follows (in thousands):

	Quarter Ended March 31,
	2005	2004
Net cash provided by operating activities of
continuing operations	$32,378	$48,717
Proceeds from shares issued under employee plans	7,332	6,692

        Significant cash outflows for each period were as follows (in thousands):

	Quarter Ended March 31,
	2005	2004
Cash dividends paid to shareholders	$20,269	$18,601
Purchases of capital assets	12,089	3,974
Payments on debt	5,493	6,538
Payments for common shares repurchased	—	18,057

        We believe that important measures of our financial strength are the ratio of EBIT(1) to interest expense, and the ratio of free cash flow(2) to total debt.

         EBIT to interest expense was 8.4 times on a four-quarter trailing basis through March 31, 2005 and 10.6 times for 2004. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio on a four-quarter trailing basis of 3.0 times. The decrease in 2005 was primarily due to higher interest expense resulting from higher debt levels to fund the acquisition of NEBS in June 2004. We expect this ratio will continue to decrease over the next two quarters of 2005 due to the re-financing of a portion of our short-term debt with higher rate long-term debt in the fourth quarter of 2004. Nonetheless, we believe the risk of violating our financial covenants is low as we expect solid profitability and cash flow to continue. The comparable ratio of net income to interest expense was 4.6 times on a four-quarter trailing basis through March 31, 2005 and 6.0 times for 2004.

        Free cash flow to total debt was 13.2% on a four-quarter trailing basis through March 31, 2005 and 15.2% for 2004. We calculate free cash flow as cash provided by operating activities less purchases of capital assets and dividends paid to shareholders. The decrease in 2005, as compared to 2004, was primarily due to the decrease in operating cash flow in the first quarter of 2005 discussed earlier. The comparable ratio of net cash provided by operating activities to total debt was 23.5% on a four-quarter trailing basis through March 31, 2005 and 24.7% for 2004.

(1)	Further information regarding our use of EBIT was provided earlier under Consolidated Results of Operations. EBIT on a four-quarter trailing basis is derived from net income as follows (in thousands):

	Twelve Months Ended
	March 31, 2005	December 31, 2004
Net income	$189,701	$197,991
Discontinued operations	1,053	657
Provision for income taxes	113,031	118,225
Interest expense, net	39,690	31,481

EBIT	$343,475	$348,354

(2)	Free cash flow is not a measure of financial performance under GAAP. We monitor free cash flow on an ongoing basis, as it measures the amount of cash generated from our operating performance after investment initiatives and the payment of dividends. It represents the amount of cash available for debt service, general corporate purposes and strategic initiatives. We do not consider free cash flow to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that free cash flow is a useful liquidity measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of free cash flow to total debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities of continuing operations as follows (in thousands):

	Twelve Months Ended
	March 31, 2005	December 31, 2004
Net cash provided by operating activities of continuing
operations	$291,252	$307,591
Purchases of capital assets	(51,932)	(43,817)
Cash dividends paid to shareholders	(75,970)	(74,302)

Free cash flow	$163,350	$189,472

        Total debt outstanding was comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,832	$324,815
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,541	298,494
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,414	274,399
2.75% senior, unsecured notes due September 15, 2006	50,000	50,000
Long-term portion of capital lease obligations	5,818	6,140

Long-term portion of debt	953,605	953,848
Commercial paper	258,849	264,000
Variable rate senior, unsecured notes due November 4, 2005	25,000	25,000
Capital lease obligations due within one year	1,316	1,359

Total debt	$1,238,770	$1,244,207

        Further information concerning our outstanding debt can be found under the caption “Note 9: Debt” in the Notes to Unaudited Consolidated Financial Statements appearing in Part I of this report.

        We also have committed lines of credit which primarily support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants regarding the ratio of EBIT to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first quarter of 2005 or during 2004, and no amounts were outstanding under these lines of credit as of March 31, 2005. To the extent not needed to support outstanding commercial paper or letters of credit, we may borrow funds under our committed lines of credit. As of March 31, 2005, $237.2 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows (in thousands):

	Total available	Expiration date	Commitment fee
364-day line of credit	$100,000	July 2005	.100%
Five year line of credit	175,000	August 2007	.125%
Five year line of credit	225,000	July 2009	.125%

Total committed lines of credit	500,000
Commercial paper outstanding	(258,849)
Letters of credit outstanding	(3,989)

Net available for borrowing as of
March 31, 2005	$237,162

        We also have an uncommitted bank line of credit for $50.0 million available at variable interest rates. No amounts were drawn on this line of credit during the first quarter of 2005 or during 2004, and no amounts were outstanding under this line of credit as of March 31, 2005.

        Absent certain defined events of default under our committed credit facilities, there are no significant contractual restrictions on our ability to pay cash dividends.

        In August 2003, our board of directors authorized the repurchase of up to 10 million shares of our common stock. As of March 31, 2005, we had repurchased 2.1 million shares under this authorization. Although this authorization remains in place, we will most likely not repurchase a significant number of additional shares in the near future. Instead, we intend to focus on paying down the debt we issued to complete the NEBS acquisition.

        We believe our future cash flows generated by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the foreseeable future.

        Changes in financial condition — Other current assets increased $23.4 million from December 31, 2004. The increase resulted from contributions to the VEBA trust which we use to fund employee and retiree medical costs, as well as severance benefits. During the quarter ended March 31, 2005, we contributed $34.0 million to the trust. Partially offsetting this increase was the use of VEBA funds to pay medical and severance benefits.

         Other non-current assets increased $60.6 million from December 31, 2004. The increase was primarily related to contract acquisition costs of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the first quarter of 2005 were as follows (in thousands):

Balance, December 31, 2004	$83,825
Cash payments	14,776
Increase in contract acquisition obligations	46,682
Amortization	(8,326)

Balance, March 31, 2005	$136,957

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

        Liabilities for contract acquisition payments are recorded upon contract execution. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $53.1 million as of March 31, 2005 and $11.5 million as of December 31, 2004. We expect payments of approximately $48 million to be made in the second quarter of 2005.

        Shareholders’ deficit was $149.6 million as of March 31, 2005. We are in a deficit position due to the required accounting treatment for share repurchases. Share repurchases during the past three years were as follows (in thousands):

	2004	2003	2002

Dollar amount	$25,520	$508,243	$172,803
Number of shares	634	12,239	3,898

        Given the strength of our financial position, as reflected in our cash flow and coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect our shareholders’ deficit position to result in any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition. We expect our shareholders’ deficit to continue to decrease in future periods, absent additional share repurchase activity.

CONTRACTUAL OBLIGATIONS

        A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in these obligations during the quarter ended March 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS/CONTINGENT COMMITMENTS

        It has not been our practice to enter into off-balance sheet arrangements. In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications, and we do not expect any material adverse claims in the future. We have established a formal contract review process to assist in identifying significant indemnification clauses.

        We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

RELATED PARTY TRANSACTIONS

        We entered into no significant related party transactions during the quarter ended March 31, 2005 or during 2004.

CRITICAL ACCOUNTING POLICIES

        A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2004. There were no changes to these accounting policies during the quarter ended March 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. We are currently evaluating whether any of the earnings of our Canadian operations will be repatriated in accordance with the terms of this law. Any repatriation of these earnings must occur in 2005. The maximum amount of earnings that could be repatriated is approximately $34 million, which would result in tax expense of approximately $3.5 million. We expect our evaluation to be completed in the second quarter of 2005.

        In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. The new statement is referred to as SFAS No. 123(R) and is entitled Share-Based Payment. The new statement requires companies to recognize expense for stock-based compensation in the statement of income and is effective for us on January 1, 2006. We do not expect the provisions of SFAS No. 123(R) to result in a significant change in the compensation expense we currently recognize in our statements of income under SFAS No. 123.

OUTLOOK

        We expect that 2005 revenue will increase from 2004, while operating income will decrease. We believe the full-year impact of the NEBS acquisition and continued growth in revenues from our Small Business Services business referral program will more than offset the decline in our other two business segments. We have continued to partner with our financial institution clients to increase their participation in our business referral program. Additionally, the acquisition of NEBS expands our product offerings, customer base and non-check revenue. Financial Services revenue is expected to decrease approximately $110 million in 2005 and operating margin is expected to decrease approximately four percentage points due to the loss of a major financial institution client and continued pricing pressure. Additionally, NEBS results of operations are expected to include $40 million of acquisition-related amortization expense. We expect to realize approximately $27 million of net cost savings in 2005 from the closing of Financial Services check printing facilities and other employee reductions within our Financial Services and Direct Checks segments. These savings are in comparison to our 2004 results of operations. Further information concerning these initiatives can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. However, it is difficult to offset all of the revenue loss in the Financial Services and Direct Checks segments through our cost management efforts. As a result, our operating income is expected to decrease. We expect diluted earnings per share to be between $0.77 and $0.81 for the second quarter of 2005 and approximately $3.30 for the full year.

        We anticipate that operating cash flow will be approximately $235 million in 2005, compared to $307.6 million in 2004. Operating cash flow has decreased from our previous estimates due to higher contract acquisition payments related to newly acquired financial institution contracts. Overall, the decrease from 2004 to 2005 is due primarily to an expected increase in contract acquisition payments to financial institutions and higher payments in early 2005 for performance-based employee compensation related to our 2004 operating performance. For 2005, we expect NEBS to contribute approximately $60 to $70 million of operating cash flow, including the increased interest payments resulting from financing the acquisition.

        We expect to spend approximately $45 million on purchases of capital assets during 2005. Approximately $20 million is projected to be devoted to maintaining our business and completing integration projects, with the remainder targeted primarily for information technology initiatives.

        Our strong cash flows allowed us to increase our quarterly dividend payment from $0.37 per share to $0.40 per share in the first quarter of 2005. Although dividends are subject to board of director approval on an ongoing basis, we currently expect no further changes to our dividend payment level. The 10 million share repurchase authorization approved by our board of directors in August 2003 remains in place. We do not expect to repurchase a significant number of additional shares in the near future, but intend to focus on paying down the debt issued to complete the acquisition of NEBS. We expect to pay down approximately $150 million of debt during 2005.

        We intend to continue seeking cost saving opportunities throughout the company. One example is the planned installation of the SAP sales and distribution module in portions of our order processing and call center operations. This new system will reduce redundancy while standardizing systems and processes. Phase one of this project is expected to be completed by the end of 2005. The second phase of the project, which covers the NEBS businesses, is expected to be completed in 2007.

        In addition, we intend to continue focusing on the successful integration of NEBS. We have announced our intention to utilize a shared services approach for both manufacturing and certain SG&A functions. As a result of this strategy, we closed the Tucker, Georgia facility in December 2004 and announced other reductions in employees across functional areas. We also intend to close the facility in Los Angeles, California by the end of 2005 and we plan to close the facility in Athens, Ohio by mid-2006. Our shared services approach will likely result in the exit of further activities. To ensure that we continue to meet customer expectations, significant analysis is required before additional plans can be finalized. With the exit of these facilities and by taking advantage of other operational synergies, we estimate that we will be able to eliminate at least $25 million of costs annually beginning in 2005, in comparison to NEBS historical results of operations.

        We anticipate growth in our Small Business Services segment due to our larger customer base, expanded products and services, and additional cost synergies. Additionally, we have recently gained three new financial institution clients and renewed our relationship with another major financial institution. We anticipate we will bring on this new business in our Financial Services and Small Business Services segments during the next 12 months, with the majority in 2006. We expect performance in the Small Business Services segment to drive our consolidated revenue, operating profit and cash flows higher in 2006 than 2005. We also anticipate higher revenue, operating profit and cash flows in 2007 as compared to 2006. We believe our future cash flows generated by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the foreseeable future.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the SEC, in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

        The number of financial institutions has declined due to large-scale consolidation in the last few years. In the past year, financial institution consolidation activities have begun to increase once again. Margin pressures arise from such consolidation as merged entities seek not only the most favorable prices formerly offered to the predecessor institutions, but also additional discounts due to the greater volume represented by the combined entity. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients in an increasingly competitive environment. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Although we devote considerable efforts toward the development of a competitively priced, high quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the loss of a significant client can be counterbalanced through the addition of new clients or by expanded sales to our remaining clients.

        Standardized business forms and related products face technological obsolescence and changing customer preferences.

        Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide a cost effective means to print lower quality versions of business forms. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products. If we are unable to develop new products and services with comparable profit margins, our results of operations could be adversely affected.

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

        In regard to future acquisitions, we cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent. Significant acquisitions typically result in the incurrence of contingent liabilities or debt, or additional amortization expense related to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition.

        Our failure to successfully implement a project we have undertaken to replace major portions of our existing sales and distribution systems could negatively impact our business.

        During 2005, we will continue to expand our use of the SAP software platform with the planned installation of the SAP sales and distribution module. Once implemented, we expect the new system to reduce redundancy while standardizing systems and processes and reduce our costs. This is a significant information systems project with wide-reaching impacts on our internal operations and business. We can provide no assurance that the amount of this investment will not exceed our expectations and result in materially increased levels of expense or asset impairment charges. There is also no assurance that this initiative will achieve the expected cost savings or result in a positive return on our investment. Additionally, if the new system does not operate as intended, or is not implemented as planned, there could be disruptions in our business which could adversely affect our results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first quarter of 2005, we continued to utilize commercial paper to fund working capital requirements. In addition, we have various lines of credit available. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2005, our total debt was comprised of the following (in thousands):

	Carrying amount	Fair value(1)	Weighted -average interest rate

Long-term notes maturing October 2007	$324,832	$316,479	3.50%

Long-term notes maturing December 2012	298,541	292,389	5.00%

Long-term notes maturing October 2014	274,414	259,564	5.13%

Commercial paper	258,849	258,849	2.85%

Long-term notes maturing September 2006	50,000	48,704	2.75%

Long-term notes maturing November 2005	25,000	24,946	2.82%

Capital lease obligations maturing through September
2009	7,134	7,134	10.33%

Total debt	$1,238,770	$1,208,065	4.08%

(1)	Based on quoted market rates as of March 31, 2005, except for our capital lease obligations which are shown at carrying value.

        Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.6 million for the first quarter of 2005 and $0.5 million for the first quarter of 2004.

        As a result of the acquisition of NEBS in June 2004, we are now exposed to changes in foreign currency exchange rates. Investments in and loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies, primarily the Canadian dollar. The effect of exchange rate changes is expected to have a minimal impact on our results of operations and liquidity, as NEBS foreign operations represent a relatively small portion of our business.

Item 4. Controls and Procedures.

        (a)  Disclosure Controls and Procedures — As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at ensuring that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

        (b)  Internal Control Over Financial Reporting — No change in our internal control over financial reporting identified in connection with such evaluation during the quarter ended March 31, 2005, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, we completed the acquisition of NEBS on June 25, 2004 and have not completed our documentation and testing of NEBS internal control over financial reporting at this time.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

        We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.9 million shares remain available for purchase under this authorization. During the first quarter of 2005, we did not purchase any of our own equity securities under this authorization, and we do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on paying off a portion of our outstanding debt. However, we have not terminated this authorization, and we may purchase additional shares under this authorization in the future.

        While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of stock awards. During the first quarter of 2005, we withheld 40,019 shares in conjunction with employee stock option exercises and the vesting of restricted stock units.

Item 6. Exhibits.

Exhibit Number	Description	Method of Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and	*
J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as
representatives of the several initial purchasers listed in
Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the
Commission on October 4, 2004)

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and	*
among us, Hudson Acquisition Corporation and New England Business
Service, Inc. (incorporated by reference to Exhibit (d)(1) to the
Deluxe Corporation Schedule TO-T filed with the Commission on May
25, 2004)

3.1	Articles of Incorporation (incorporated by reference to the	*
Annual Report on Form 10-K for the year ended December 31, 1990)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly	*
Report on Form 10-Q for the quarter ended September 30, 1999)

4.1	Amended and Restated Rights Agreement, dated as of January 31,	*
1997, by and between us and Norwest Bank Minnesota, National
Association, as Rights Agent, which includes as Exhibit A
thereto, the form of Rights Certificate (incorporated by
reference to Exhibit 4.1 to Amendment No. 1 on Form 8-A/A-1 (File
No. 001-07945) filed with the Commission on February 7, 1997)

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, entered	*
into as of January 21, 2000, between us and Norwest Bank
Minnesota, National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly
Report on Form 10-Q for the quarter ended June 30, 2000)

4.3	First Supplemental Indenture dated as of December 4, 2002, by and	*
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
Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank
Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form
S-3 (Registration No. 333-104858) filed with the Commission on
April 30, 2003)

4.5	Credit Agreement dated as of August 19, 2002, among us, Bank One,	*
N.A. as administrative agent, The Bank of New York as syndication agent, Wachovia Bank, N.A. as documentation agent and the other financial institutions party thereto, related to a $175,000,000
5-year revolving credit agreement (incorporated by reference to
Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.6	Revolving Credit Agreement dated as of July 22, 2004 among us,	*
Bank One, NA as administrative agent, Credit Suisse First Boston as Syndication Agent, The Bank of New York, the Bank of
Tokyo-Mitsubishi, Ltd., and Wachovia Bank, National Association
as documentation agents and the other financial institutions party thereto, related to a $100,000,000 364-day revolving credit agreement (incorporated by reference to Exhibit 4.8 to the
Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.7	Revolving Credit Agreement dated as of July 22, 2004 among us,	*
Bank One, NA as administrative agent, Credit Suisse First Boston as Syndication Agent, The Bank of New York, the Bank of
Tokyo-Mitsubishi, Ltd., and Wachovia Bank, National Association
as documentation agents and the other financial institutions party thereto, related to a $225,000,000 5-year revolving credit agreement (incorporated by reference to Exhibit 4.9 to the
Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.8	Form of Officer’s Certificate and Company Order authorizing the	*
2007 Notes, series B (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No.
333-120381) filed with the Commission on November 12, 2004)

4.9	Specimen of 3 1/2% senior notes due 2007, series B (incorporated by	*
reference to Exhibit 4.8 to the Registration Statement on Form
S-4 (Registration No. 333-120381) filed with the Commission on
November 12, 2004)

4.10	Form of Officer’s Certificate and Company Order authorizing the	*
2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No.
333-120381) filed with the Commission on November 12, 2004)

4.11	Specimen of 5 1/8% senior notes due 2014, series B (incorporated	*
by reference to Exhibit 4.10 to the Registration Statement on
Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

10.1	Transition agreement, dated March 7, 2005, by and between Deluxe	*
Corporation and Lawrence J. Mosner (incorporated by reference to
Exhibit 10.1 to the Current Report on Form 8-K filed with the
Commission on March 10, 2005)

12.1	Statement re: Computation of Ratios	Filed
herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of	Filed
	the Sarbanes-Oxley Act of 2002	herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of	Filed
	the Sarbanes-Oxley Act of 2002	herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section	Furnished
	906 of the Sarbanes-Oxley Act of 2002	herewith

_________________

* Incorporated by reference

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: May 9, 2005	/s/ Lawrence J. Mosner

Lawrence J. Mosner Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2005	/s/ Douglas J. Treff

Douglas J. Treff Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2005	/s/ Terry D. Peterson

Terry D. Peterson Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002