Form 10-Q
period 2005-06-30
DELUXE CORP
filed 2005-08-04
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number:   1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 29, 2005 was 50,629,217.

PART I-FINANCIAL INFORMATION

Item 1.    Financial Statements.

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share par value)
(Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$33,065	$15,492
Restricted cash	—	517
Trade accounts receivable (net of allowances for uncollectible accounts of $7,298 and $5,199, respectively)	97,196	110,529
Inventories and supplies	39,628	38,890
Deferred income taxes	10,932	13,531
Current assets of discontinued operations	23,144	22,641
Other current assets	55,667	38,786

Total current assets	259,632	240,386
Long-term Investments	47,826	47,529
Property, Plant, and Equipment (net of accumulated depreciation of $294,056 and $293,477, respectively)	153,478	158,162
Assets Held for Sale	6,435	7,719
Intangibles (net of accumulated amortization of $252,174 and $206,265, respectively)	266,549	297,184
Goodwill	580,226	580,740
Non-Current Assets of Discontinued Operations	6,460	6,964
Other Non-Current Assets	187,123	160,395

Total assets	$1,507,729	$1,499,079

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$75,918	$72,984
Accrued liabilities	136,881	202,979
Short-term debt	291,313	264,000
Long-term debt due within one year	26,297	26,359
Current liabilities of discontinued operations	4,875	4,876

Total current liabilities	535,284	571,198
Long-term Debt	953,357	953,848
Deferred Income Taxes	81,237	82,489
Non-Current Liabilities of Discontinued Operations	3,339	3,490
Other Non-Current Liabilities	58,592	66,545
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000 shares; issued: 2005 – 50,617; 2004 – 50,266)	50,617	50,266
Additional paid-in capital	33,586	20,761
Accumulated deficit	(194,798)	(235,651)
Accumulated other comprehensive loss, net of tax	(13,485)	(13,867)

Total shareholders’ deficit	(124,080)	(178,491)

Total liabilities and shareholders’ deficit	$1,507,729	$1,499,079

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$434,476	$309,068	$871,796	$617,900
Cost of goods sold	150,773	102,624	302,844	209,510

Gross Profit	283,703	206,444	568,952	408,390

Selling, general and administrative expense	201,944	126,521	410,467	246,661

Operating Income	81,759	79,923	158,485	161,729

Other (expense) income	(41)	280	532	653

Income Before Interest and Taxes	81,718	80,203	159,017	162,382

Interest expense	(14,574)	(5,211)	(27,974)	(10,377)
Interest income	218	83	357	196

Income Before Income Taxes	67,362	75,075	131,400	152,201

Provision for income taxes	25,399	29,049	49,669	58,513

Income From Continuing Operations	41,963	46,026	81,731	93,688

Discontinued Operations:
Income (loss) from operations	166	(83)	(449)	(83)
Income tax (expense) benefit	(73)	45	146	45

Net Income (Loss) from Discontinued Operations	93	(38)	(303)	(38)

Net Income	$42,056	$45,988	$81,428	$93,650

Basic Earnings per Share:
Income from continuing operations	$0.83	$0.92	$1.62	$1.87
Loss from discontinued operations	—	—	(0.01)	—

Basic Earnings per Share	$0.83	$0.92	$1.61	$1.87

Diluted Earnings per Share:
Income from continuing operations	$0.82	$0.91	$1.61	$1.86
Income (loss) from discontinued operations	0.01	—	(0.01)	—

Diluted Earnings per Share	$0.83	$0.91	$1.60	$1.86

Cash Dividends per Share	$0.40	$0.37	$0.80	$0.74

Total Comprehensive Income	$42,108	$44,091	$81,810	$91,816

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash Flows from Operating Activities:
Net income	$81,428	$93,650
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	303	38
Depreciation	14,213	9,866
Amortization of intangibles	45,941	20,714
Amortization of contract acquisition costs	16,750	16,368
Employee stock-based compensation expense	4,825	5,807
Other non-cash items, net	9,517	4,138
Changes in assets and liabilities, net of effects of acquisition and discontinued operations:
Trade accounts receivable	9,211	(368)
Inventories and supplies	(771)	1,345
Other current assets	(19,299)	(20,405)
Contract acquisition payments	(63,506)	(9,246)
Deferred advertising costs	3,596	4,111
Other non-current assets	6,200	(1,165)
Accounts payable	(6,732)	2,483
Accrued and other non-current liabilities	(56,719)	(3,790)

Net cash provided by operating activities of continuing operations	44,957	123,546

Cash Flows from Investing Activities:
Payments for acquisition, net of cash acquired	(899)	(550,111)
Change in restricted cash	517	(23,788)
Purchases of capital assets	(26,230)	(13,688)
Other	2,133	(458)

Net cash used by investing activities of continuing operations	(24,479)	(588,045)

Cash Flows from Financing Activities:
Net borrowings of short-term debt	27,313	702,891
Payments on long-term debt	(690)	(165,617)
Change in book overdrafts	3,584	(3,979)
Payments for common shares repurchased	—	(26,637)
Proceeds from issuing shares under employee plans	8,404	11,098
Cash dividends paid to shareholders	(40,575)	(37,115)

Net cash (used) provided by financing activities of continuing operations	(1,964)	480,641

Effect of Exchange Rate Change on Cash	(237)	—
Net Cash Used by Discontinued Operations	(704)	—

Net Increase in Cash and Cash Equivalents	17,573	16,142
Cash and Cash Equivalents: Beginning of Period	15,492	2,968

End of Period	$33,065	$19,110

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Consolidated financial statements

        The consolidated balance sheet as of June 30, 2005, the consolidated statements of income for the quarters and six months ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2:    Employee stock-based compensation

        On January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We reported this change in accounting principle using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Beginning in 2004, our results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to January 1, 2004. This is the same amount of compensation expense which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from their original effective date.

Note 3:    New accounting pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. We are currently evaluating whether any of the earnings of our Canadian operations will be repatriated in accordance with the terms of this law. Any repatriation of these earnings must occur in 2005. We have completed our analysis and expect to decide on a plan for repatriation of our unremitted foreign earnings in the third quarter of 2005. The maximum amount of earnings that could be repatriated is approximately $34 million, which would result in tax expense of approximately $2.4 million.

        In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. The new statement is referred to as SFAS No. 123(R) and is entitled Share-Based Payment. The new statement requires companies to recognize expense for stock-based compensation in the statement of income and is effective for us on January 1, 2006. We do not expect the provisions of SFAS No. 123(R) to result in a significant change in the compensation expense we currently recognize in our statements of income under SFAS No. 123. In conjunction with our adoption of SFAS No. 123(R) in 2006, we will modify our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the option’s normal vesting period. Currently, we recognize expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retires with qualified retiree status. Upon adoption of SFAS No. 123(R), we will recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable option agreement. If we had applied this accounting methodology during the quarters and six months ended June 30, 2005 and 2004, it would have had no impact on the diluted earnings per share we reported for those periods.

Note 4:    Supplementary balance sheet information

        Inventories and supplies – Inventories and supplies were comprised of the following (in thousands):

	June 30, 2005	December 31, 2004

Raw materials	$8,844	$12,377
Semi-finished goods	14,948	6,321
Finished goods	7,511	11,732

Total inventories	31,303	30,430
Supplies, primarily production	8,325	8,460

Inventories and supplies	$39,628	$38,890

        Other current assets – Other current assets were comprised of the following (in thousands):

	June 30, 2005	December 31, 2004

Prepayment to voluntary employee
beneficiary association (VEBA) trust	$35,104	$16,230
Cash held for customers	11,358	9,759
Other	9,205	12,797

Other current assets	$55,667	$38,786

        We maintain a VEBA trust to fund employee and retiree medical costs, as well as severance benefits. We typically make the majority of our contributions to this trust in the first quarter of the year and fund our obligations from the trust assets throughout the year. During the six months ended June 30, 2005, we contributed $36.5 million to the trust.

        Assets held for sale – Assets held for sale as of June 30, 2005 include three Financial Services check printing facilities, one Small Business Services printing facility which we closed during 2004, as well as one Small Business Services facility which was closed prior to our acquisition of New England Business Service, Inc. (NEBS) in June 2004. We continue to actively market these properties, which are in various stages of the sales process. These same assets were held for sale as of December 31, 2004, as was one additional Financial Services check printing facility which we sold during the second quarter of 2005.

        Intangibles – Intangibles were comprised of the following (in thousands):

	June 30, 2005			December 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Indefinite lives:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software	282,205	(204,678)	77,527	266,814	(180,005)	86,809
Customer lists	108,864	(34,415)	74,449	108,950	(19,431)	89,519
Distributor contracts	30,900	(6,457)	24,443	30,900	(3,323)	27,577
Trade names	30,178	(4,673)	25,505	30,200	(2,105)	28,095
Other	7,176	(1,951)	5,225	7,185	(1,401)	5,784

Amortizable intangibles	459,323	(252,174)	207,149	444,049	(206,265)	237,784

Intangibles	$518,723	$(252,174)	$266,549	$503,449	$(206,265)	$297,184

        Total amortization of intangibles for continuing operations was $22.4 million for the quarter ended June 30, 2005 and $11.1 million for the quarter ended June 30, 2004. Amortization of intangibles was $45.9 million for the six months ended June 30, 2005 and $20.7 million for the six months ended June 30, 2004. Amortization related to the intangible assets acquired as part of the NEBS acquisition (see Note 6) is included in the 2005 amounts. Based on the intangibles in service as of June 30, 2005, estimated amortization expense is as follows (in thousands):

Remainder of 2005	$31,611
2006	52,545
2007	36,979
2008	26,123
2009	15,117

        Goodwill – Changes in goodwill during the first six months of 2005 were as follows (in thousands):

Balance, December 31, 2004	$580,740
Adjustment to NEBS restructuring accruals (see Note 8)	(514)

Balance, June 30, 2005	$580,226

        Other non-current assets – Other non-current assets were comprised of the following (in thousands):

	June 30, 2005	December 31, 2004

Contract acquisition costs (net of accumulated amortization of
$59,810 and $45,943, respectively)	$105,259	$83,825
Deferred advertising costs	27,851	31,455
Prepaid post-retirement asset	23,835	22,089
Other	30,178	23,026

Other non-current assets	$187,123	$160,395

        Changes in contract acquisition costs during the first six months of 2005 were as follows (in thousands):

Balance, December 31, 2004	$83,825
Cash payments	63,506
Decrease in contract acquisition obligations	(19,715)
Amortization	(16,750)
Refunds from contract terminations	(5,607)

Balance, June 30, 2005	$105,259

        Accrued liabilities – Accrued liabilities were comprised of the following (in thousands):

	June 30, 2005	December 31, 2004

Employee profit sharing and pension	$21,750	$45,343
Accrued wages, including vacation	18,963	16,528
Customer rebates	18,347	29,504
Income taxes	13,669	22,281
Restructuring due within one year (see Note 8)	6,843	12,647
Contract acquisition payments due within one year	6,553	11,505
Other	50,756	65,171

Accrued liabilities	$136,881	$202,979

Note 5:    Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Earnings per share – basic:
Income from continuing operations	$41,963	$46,026	$81,731	$93,688
Weighted-average shares outstanding	50,573	49,977	50,478	50,061
Earnings per share – basic	$0.83	$0.92	$1.62	$1.87

Earnings per share – diluted:
Income from continuing operations	$41,963	$46,026	$81,731	$93,688
Weighted-average shares outstanding	50,573	49,977	50,478	50,061
Dilutive impact of options	366	389	346	392
Shares contingently issuable	28	27	21	20

Weighted-average shares and potential
dilutive shares outstanding	50,967	50,393	50,845	50,473
Earnings per share – diluted	$0.82	$0.91	$1.61	$1.86
Antidilutive options excluded from calculation
(weighted-average amount for six month periods)	1,418	1,283	1,856	1,847

        During each period, certain options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

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

        NEBS is a leading supplier of products and services to small businesses. Its offerings include checks, forms, packaging supplies, embossed foil anniversary seals, promotional products and other printed material which are marketed through direct response marketing, financial institution referrals, independent distributors, sales representatives and the internet. NEBS results of operations are included in our consolidated results of operations from the acquisition date. During the second quarter of 2005, we reduced the fair value of restructuring accruals acquired and increased goodwill by $0.5 million due to a change in estimate. Details concerning the assets acquired and liabilities assumed are presented in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004. We believe that the NEBS acquisition resulted in the recognition of goodwill primarily because of its industry position, the potential to introduce products across multiple channels and the ability to realize cost synergies. NEBS results of operations are included in our Small Business Services segment, except for those portions which are reported as discontinued operations (see Note 7).

        The following pro forma financial information illustrates our estimated results of operations for the quarter and six months ended June 30, 2004 as if the acquisition of NEBS had occurred on January 1, 2004 (in thousands, except per share amounts):

	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004

Revenue	$461,891	$935,135
Net income	41,969	81,368

Earnings per share:
Basic	$0.84	$1.63
Diluted	0.83	1.61

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

        The results of operations of these businesses are reflected as discontinued operations in our consolidated financial statements. The major classes of assets and liabilities of discontinued operations were as follows (in thousands):

	June 30, 2005	December 31, 2004

Cash and cash equivalents	$—	$3
Trade accounts receivable	5,735	5,640
Inventories and supplies	12,287	12,645
Deferred income taxes	3,583	2,442
Other current assets	1,539	1,911

Current assets of discontinued operations	23,144	22,641
Property, plant and equipment	2,363	2,514
Deferred income taxes	4,097	4,450

Non-current assets of discontinued operations	6,460	6,964
Accounts payable	(1,165)	(1,373)
Accrued liabilities	(3,710)	(3,503)

Current liabilities of discontinued operations	(4,875)	(4,876)
Non-current liabilities of discontinued operations	(3,339)	(3,490)

Net assets of discontinued operations	$21,390	$21,239

        Revenue and income (loss) from discontinued operations for the quarters and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$13,415	$311	$24,428	$311

Income (loss) from operations	166	(83)	(449)	(83)
Income tax (expense) benefit	(73)	45	146	45

Net income (loss) from discontinued operations	$93	$(38)	$(303)	$(38)

Note 8:    Restructuring accruals

        Restructuring accruals of $8.7 million as of June 30, 2005 and $16.9 million as of December 31, 2004 are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our restructuring accruals consist primarily of employee severance benefits and mainly relate to NEBS activities we are exiting as we combine the two businesses. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004. As of June 30, 2005, there were 486 employees yet to be terminated under our current initiatives.

        During the second quarter of 2005, we reduced the restructuring accruals related to the NEBS acquisition by $0.5 million due to a change in estimate. This adjustment reduced goodwill and thus, is not reflected in our consolidated statements of income for the quarter and six months ended June 30, 2005.

        Changes in the restructuring accruals during the first six months of 2005 were as follows (dollars in thousands):

	2003 initiatives		2004 initiatives		NEBS acquisition-related		Total
	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Balance, December 31, 2004	$4	3	$2,351	40	$14,556	625	$16,911	668
Restructuring charges	25	—	186	3	—	—	211	3
Restructuring reversals	—	—	(294)	(18)	(514)	(111)	(808)	(129)
Payments, primarily severance	(29)	(3)	(2,015)	(24)	(5,607)	(29)	(7,651)	(56)

Balance, June 30, 2005	$—	—	$228	1	$8,435	485	$8,663	486

        On a cumulative basis through June 30, 2005, the status of our restructuring accruals was as follows (dollars in thousands):

	2003 initiatives		2004 initiatives		NEBS acquisition-related		Total
	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Restructuring accruals	$11,999	635	$5,701	486	$30,244	886	$47,944	2,007
Restructuring reversals	(1,320)	(62)	(428)	(36)	(514)	(113)	(2,262)	(211)
Payments, primarily severance	(10,679)	(573)	(5,045)	(449)	(21,295)	(288)	(37,019)	(1,310)

Balance, June 30, 2005	$—	—	$228	1	$8,435	485	$8,663	486

Note 9:    Debt

        Total debt outstanding was comprised of the following (in thousands):

	June 30, 2005	December 31, 2004

3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,849	$324,815
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,588	298,494
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,430	274,399
2.75% senior, unsecured notes due September 15, 2006	50,000	50,000
Long-term portion of capital lease obligations	5,490	6,140

Long-term portion of debt	953,357	953,848
Commercial paper	291,313	264,000
Variable rate senior, unsecured notes due November 4, 2005	25,000	25,000
Capital lease obligations due within one year	1,297	1,359

Total debt	$1,270,967	$1,244,207

        In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions on the three-year notes may not be made prior to their stated maturity. Principal redemptions on the ten-year notes may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. The notes were issued at a discount from par value. The resulting discount of $0.8 million is being amortized ratably as an increase to interest expense over the terms of the notes. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS (see Note 6). The fair market value of these notes was $597.2 million as of June 30, 2005, based on quoted market prices.

        In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, which became effective on October 27, 1995, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. The notes were issued at a discount from par value. The resulting discount of $1.9 million is being amortized ratably as an increase to interest expense over the ten-year term of the notes. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $293.6 million as of June 30, 2005, based on quoted market prices.

        In September 2003, we issued $50.0 million of 2.75% senior, unsecured notes maturing on September 15, 2006. The notes were issued under a shelf registration statement which became effective on July 8, 2003 and allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. Interest payments are due each March and September. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. Proceeds from the offering, net of offering costs, were $49.8 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $49.2 million as of June 30, 2005, based on quoted market prices.

        In November 2003, we issued $25.0 million of variable rate, senior, unsecured notes maturing on November 4, 2005. The notes were issued under the July 8, 2003 shelf registration statement. Interest payments are due each February, May, August and November at an annual interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate is reset on a quarterly basis. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. Proceeds from the offering were $25.0 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was estimated to be $25.0 million as of June 30, 2005, based on a broker quote.

        As of June 30, 2005, we had a $500.0 million commercial paper program in place. The daily average amount of commercial paper outstanding during the first six months of 2005 was $261.4 million at a weighted-average interest rate of 2.88%. As of June 30, 2005, $291.3 million was outstanding at a weighted-average interest rate of 3.23%. The daily average amount of commercial paper outstanding during 2004 was $344.7 million at a weighted-average interest rate of 1.59%. As of December 31, 2004, $264.0 million was outstanding at a weighted-average interest rate of 2.45%.

        We also have committed lines of credit which primarily support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants regarding the ratio of earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first six months of 2005 or during 2004, and no amounts were outstanding under these lines of credit as of June 30, 2005. To the extent not needed to support outstanding commercial paper, we may borrow funds under our committed lines of credit. As of June 30, 2005, $208.7 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows (in thousands):

	Total available	Expiration date	Commitment fee

364-day line of credit	$100,000	July 2005	.100%
Five year line of credit	175,000	August 2007	.125%
Five year line of credit	225,000	July 2009	.125%

Total committed lines of credit	500,000
Commercial paper outstanding	(291,313)

Net available for borrowing as of
June 30, 2005	$208,687

        On July 20, 2005, we entered into a new $275.0 million line of credit which expires in July 2010 and carries a commitment fee of .09%. This new line of credit replaced our $100.0 million 364-day line of credit which expired on July 20, 2005, as well as our $175.0 million five year line of credit scheduled to expire in August 2007.

        We also have uncommitted bank overdraft protection for $50.0 million. No amounts were drawn on this overdraft protection during the first six months of 2005 or during 2004.

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

        Our pension and post-retirement benefit expense for the quarters ended June 30, 2005 and 2004 consisted of the following components (in thousands):

	Post-retirement benefit plans		Pension plans

	2005	2004	2005

Service cost	$195	$182	$68
Interest cost	1,729	1,444	137
Expected return on plan assets	(1,674)	(1,635)	(64)
Amortization of prior service benefit	(654)	(654)	—
Recognized amortization of net actuarial losses	2,344	1,759	—

Total benefit expense	$1,940	$1,096	$141

        Our pension and post-retirement benefit expense for the six months ended June 30, 2005 and 2004 consisted of the following components (in thousands):

	Post-retirement benefit plans		Pension plans

	2005	2004	2005

Service cost	$391	$387	$136
Interest cost	3,458	3,039	273
Expected return on plan assets	(3,348)	(3,105)	(127)
Amortization of prior service benefit	(1,308)	(1,309)	—
Recognized amortization of net actuarial losses	4,687	3,827	—

Total benefit expense	$3,880	$2,839	$282

        During 2005, we expect to make benefit payments of approximately $10.0 million for our post-retirement medical plans. We also anticipate funding $0.5 million to our Canadian pension plan, as well as making benefit payments of $0.6 million for our pension plans.

        On January 21, 2005, final regulations implementing the Medicare Prescription Drug Improvement and Modernization Act of 2003 were issued. We do not believe that these regulations will have a significant impact on the accumulated post-retirement benefit obligation or the periodic benefit expense related to our post-retirement benefit plans.

Note 11:    Shareholders’ deficit

        We are in a shareholders’ deficit position primarily as a result of our share repurchase programs and their required accounting treatment. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings.

        In August 2002, our board of directors approved the repurchase of 12 million shares. These repurchases were completed in September 2003 at a cost of $503.2 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. Through June 30, 2005, 2.1 million of these additional shares had been repurchased at a cost of $85.0 million. There have been no share repurchases under this authorization since the second quarter of 2004.

        Changes in shareholders’ deficit during the six months ended June 30, 2005 were as follows (in thousands):

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ deficit
	Number of shares	Par value

Balance, December 31, 2004	50,266	$50,266	$20,761	$(235,651)	$(13,867)	$(178,491)
Net income	—	—	—	81,428	—	81,428
Cash dividends	—	—	—	(40,575)	—	(40,575)
Common shares issued	390	390	8,014	—	—	8,404
Tax benefit of stock options	—	—	1,479	—	—	1,479
Common shares retired	(40)	(40)	(1,492)	—	—	(1,532)
Fair value of employee
stock-based compensation	1	1	4,824	—	—	4,825
Amortization of loss on
derivatives, net of tax	—	—	—	—	1,288	1,288
Foreign currency translation
adjustment	—	—	—	—	(792)	(792)
Unrealized loss on securities,
net of tax	—	—	—	—	(114)	(114)

Balance, June 30, 2005	50,617	$50,617	$33,586	$(194,798)	$(13,485)	$(124,080)

        Accumulated other comprehensive loss was comprised of the following (in thousands):

	June 30, 2005	December 31, 2004

Unrealized loss on derivatives	$(15,009)	$(16,297)
Unrealized (loss) gain on securities	(4)	110
Foreign currency translation adjustment	1,528	2,320

Total	$(13,485)	$(13,867)

Note 12:    Business segment information

        We operate three business segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment consists of the acquired NEBS business (see Note 6), as well as our former Business Services segment. This segment sells checks, forms and related products to small businesses and home offices through direct response marketing, financial institution referrals, sales representatives, independent distributors and the internet. Financial Services sells checks and related products and services to financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada.

        The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. During 2004, corporate expenses were allocated to the segments based on segment revenues. On April 1, 2005, we modified our methodology for allocating corporate costs. Prior to this date, we did not allocate any corporate costs to the NEBS portion of our Small Business Services segment, as NEBS operations were not fully integrated into our corporate functions. On April 1, 2005, NEBS implemented certain of our corporate information systems and began utilizing corporate shared services functions. As such, we began allocating corporate costs to the NEBS portion of the Small Business Services segment for those corporate functions being utilized by the NEBS business. The corporate allocation includes expenses for various support activities such as executive management, finance and human resources and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Corporate assets consist primarily of cash, deferred tax assets, investments and internal-use software related to corporate activities.

        We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

        The following is our segment information as of and for the quarters ended June 30, 2005 and 2004 (in thousands):

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated

Revenue from external customers:	2005	$223,751	$149,378	$61,347	$—	$434,476
	2004	69,098	168,954	71,016	—	309,068

Operating income:	2005	21,903	40,243	19,613	—	81,759
	2004	19,154	40,484	20,285	—	79,923

Depreciation and amortization:	2005	18,108	9,327	2,049	—	29,484
	2004	2,070	11,631	2,629	—	16,330

Total assets:	2005	967,036	202,233	129,317	209,143	1,507,729
	2004	977,986	250,971	139,658	165,945	1,534,560

Capital purchases:	2005	3,693	3,068	306	7,074	14,141
	2004	202	2,359	656	6,497	9,714

        The following is our segment information as of and for the six months ended June 30, 2005 and 2004 (in thousands):

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated

Revenue from external customers:	2005	$448,932	$294,608	$128,256	$—	$871,796
	2004	132,174	337,606	148,120	—	617,900

Operating income:	2005	46,902	71,686	39,897	—	158,485
	2004	39,336	81,356	41,037	—	161,729

Depreciation and amortization:	2005	36,408	19,452	4,294	—	60,154
	2004	3,642	22,032	4,906	—	30,580

Total assets:	2005	967,036	202,233	129,317	209,143	1,507,729
	2004	977,986	250,971	139,658	165,945	1,534,560

Capital purchases:	2005	5,143	4,578	523	15,986	26,230
	2004	262	4,388	1,187	7,851	13,688

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

        On June 25, 2004, we acquired New England Business Service, Inc. (NEBS). NEBS is a leading provider of business forms, checks and related products and services to small businesses. Accordingly, our consolidated results of operations include the results of NEBS from the acquisition date.

EXECUTIVE SUMMARY

Consolidated Results of Operations for the Six Months Ended June 30, 2005

•	Revenue was $871.8 million for 2005, up $253.9 million from 2004. NEBS contributed revenue of $321.0 million.
•

Excluding NEBS, units(1)  were down 16.8%. The loss of a large financial institution client in late 2004 contributed approximately 9% of this decrease. Revenue per unit increased 8.4% compared to 2004 due, in part, to the fact that the business we had with this financial institution was at higher discount levels due to its volume. Additionally, contract termination payments of $11.7 million contributed 2.2% of the revenue per unit increase.

•

Gross margin was 65.3% compared to 66.1% in 2004. NEBS results decreased our gross margin by 3.7 percentage points, offsetting the improvement from increased revenue per unit, manufacturing efficiencies and cost synergies resulting from the NEBS acquisition. NEBS historically has had lower gross margins than our other businesses because of its diverse product line.

•

Selling, general and administrative (SG&A) expense was 47.1% of revenue, compared to 39.9% in 2004. NEBS results increased our SG&A percentage by 4.9 percentage points. NEBS historically has had a higher SG&A percentage than our other businesses due to its greater reliance on direct mail and a direct sales force to acquire and retain customers. Additionally, these results included $20.8 million of amortization expense for certain acquisition-related intangible assets and $7.7 million of integration costs. Further information concerning the NEBS intangible assets acquired can be found in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004.

•

Operating income was $158.5 million, a decrease of $3.2 million from 2004 due to the revenue decline, acquisition-related amortization expense and integration costs, partially offset by the contribution of NEBS, productivity improvements, cost management efforts and cost synergies resulting from the NEBS acquisition.

•

Operating margin was 18.2% compared to 26.2% in 2004. NEBS results, including acquisition-related amortization expense and integration costs, decreased our operating margin by 8.7 percentage points. The impact of acquisition-related amortization expense and integration costs contributed 3.3 of the 8.7 percentage point decrease attributable to NEBS, with the balance attributable to NEBS historically lower operating margin.

•	Interest expense was $28.0 million, up $17.6 million from 2004 primarily due to the debt issued to finance the NEBS acquisition, as well as higher interest rates.
•	Net income was $81.4 million, or $1.60 per diluted share, compared to $93.7 million, or $1.86 per diluted share in 2004.

        (1)    Units represent an equivalent quantity of checks sold calculated across all check-related product lines.

Cash Flow/Financial Condition

•

Cash provided by operating activities of continuing operations was $45.0 million for the first half of 2005, down $78.6 million from the first half of 2004. The decrease was due to higher contract acquisition payments related to financial institution contracts and higher employee profit sharing and pension contributions related to our 2004 operating results. These decreases were partially offset by NEBS operating cash flows.

•

Purchases of capital assets increased $12.5 million to $26.2 million, as compared to the first half of 2004. Capital purchases in 2005 primarily related to our planned installation of the SAP sales and distribution module in portions of our order processing and call center operations, as well as NEBS implementation of certain SAP finance and other modules in the second quarter of 2005.

•

During the first half of 2004, we repurchased common shares for $26.6 million. We have not purchased common shares under our board-approved share repurchase plan since the second quarter of 2004, as we utilized our resources to complete the acquisition of NEBS.

•

Shareholders’ deficit decreased by $54.4 million from December 31, 2004, primarily because we generated net income of $81.4 million and we issued shares under employee plans of $8.4 million. These deficit decreases were partially offset by cash dividends of $40.6 million.

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

        One of our main focuses continues to be the integration of NEBS. We believe Small Business Services provides one of the most comprehensive product and service offerings for small businesses. This provides the basis for us to increase sales to existing customers, as well as to pursue new customers. The NEBS acquisition also expands our product mix and increases our non-check revenue.

        We believe our strong cash flows and our focus on cost management and operational excellence will allow us to maintain our leadership position in the check printing portion of the payments industry and to expand our presence in the small business arena. As a result of our strong credit profile and access to the capital markets, we were able to complete the NEBS acquisition in 2004 by using a combination of short-term and long-term debt financing. We have also used our solid financial profile and related debt capacity to repurchase common shares over the past several years. During 2003 and 2004, we repurchased 12.9 million shares for a total of $533.8 million. During the first quarter of 2005, we also increased our quarterly dividend to $0.40 per share, up $0.03 per share from our previous dividend level. This resulted in a dividend yield of 3.9% based on our June 30, 2005 closing stock price. We were able to increase the quarterly dividend because of our strong operating cash flows and our expectations regarding our future operating performance. Specifically, as a result of the NEBS integration effort, we are able to report that synergies realized from the NEBS integration are meeting our expectations, and we expect the long-term growth opportunities in our Small Business Services segment to offset the check unit decline in our other segments. We believe we have sufficient financial resources to pursue additional acquisitions that leverage our core competencies and are accretive to earnings and cash flow, to strengthen our position in the markets in which we compete and to expand into closely related or adjacent products and services.

        At the same time, we face major challenges in our business. Two of our largest product groups, checks and business forms, are mature products and their use has been declining in the marketplace. According to our estimates, the total number of personal, business and government checks written in the United States has been in decline as a result of alternative payment methods such as credit and debit cards, smart cards, electronic and other bill paying services and internet-based payment services. Because check usage is declining, we have also been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Our traditional financial institution relationships are typically formalized through supply contracts averaging three to five years in duration. As we compete to retain and obtain financial institution business in the face of declining volume, the resulting pricing pressure has reduced our profit margins, and we expect this trend to continue. This pressure also impacts the timing of cash flows related to product discounts. Clients may require up-front cash payments, as opposed to receiving higher discount levels throughout the term of the contract.

        A 2004 Federal Reserve study reported that the check is still Americans’ largest single non-cash payment method, accounting for approximately 45% of all non-cash payments. This is, however, a decrease from the previous Federal Reserve Study published in 2002 which reported that checks comprised approximately 60% of all non-cash payments. The report does note that this measure excludes checks written which are converted into electronic transactions at the point of sale. The Federal Reserve Study also indicated that consumer checks are declining faster than business checks. This study was completed prior to the implementation of Check 21 legislation in October 2004, which affects how checks can be processed. The new law states that an electronic or paper reproduction of a check is the legal equivalent of the original check. This permits financial institutions to submit these “substitute” checks for processing and clearing. We believe this legislation supports the use of checks by creating a more efficient processing system which is less costly and will allow financial institutions to detect fraud earlier. It remains to be seen what, if any, impact this legislation will have on consumers’ use of checks.

        Business forms products also may have reached maturity. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide an alternate means to print business forms. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products.

        Our Direct Checks segment and portions of our Small Business Services segment have been impacted by reduced customer response rates to direct mail advertisements. We believe that the decline in customer response rates is attributable to the decline in check usage, the gradual obsolescence of standardized forms products and an overall increase in direct mail solicitations received by our target customers. Because each advertisement is resulting in fewer new customers, the cost to acquire each new customer has increased. Our Direct Checks segment has also been impacted by a lengthening of the check reorder cycle due to the decline in check usage and the multi-box promotional strategies which are standard practice for direct mail sellers of checks, as well as financial institutions providing free checks to consumers.

        To offset these challenges, we have focused on driving revenue growth by introducing new product offerings and improving the effectiveness of our call centers. Examples of these efforts are as follows:

•

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

•

In June, we launched a new service called Fraud Blocker(SM) through the NEBS company brands. This service screens check orders using our proprietary software that compares the characteristics of the orders to those common in fraudulent orders. Additionally, phone orders have the advantage of passing through our agents who are trained to listen for suspicious situations.

•

The DeluxeSelect(SM) program in Financial Services allows us to interact directly with the customers of financial institutions and to leverage our extensive market research and knowledge of consumer behaviors and preferences. We provide high quality products, superior service, enhanced customer satisfaction and the check program management skills that lead to improved revenue and profitability for financial institutions.

•

In Direct Checks, we have attempted to maximize revenue per order by encouraging consumers to place their orders by phone, where our sales associates have the opportunity to interact with the consumer. Typically, phone orders result in higher revenue per order than other order channels. During the second quarter of 2005, 34% of first-time customers placed their orders via the telephone, as compared to 28% in the second quarter of 2004.

        The revenue growth efforts we have initiated have led to increased sales of premium-priced licensed and specialty check designs and additional value-added products and services such as fraud prevention and express delivery.

        During the first six months of this year, we have acquired several new financial institution clients, including three major financial institutions, and we have renewed our relationship with another major client. We expect that this new business will offset the unit impact of a large financial institution client we lost in late 2004. We expect to see the new business activity grow over the next several months, with the full impact in early 2006.

        On the cost side of our business, we continue to focus on cost management and operational excellence. In 2004, we closed six printing facilities. We have also implemented other employee reductions over the past year and have announced our intention to close two additional printing facilities. The application of lean principles in our manufacturing area has resulted in increased efficiencies, and we intend to apply these principles throughout the rest of the company. Additionally, in integrating NEBS, we plan to realize cost synergies of at least $25 million annually beginning this year. These synergies represent reduced costs in relation to NEBS and Deluxe historical results of operations. We expect to realize these synergies through eliminating redundancies, leveraging our shared services environment, realizing the benefits of our increased purchasing power and enhancing productivity by implementing lean principles and sharing best practices. The benefit of these integration synergies will be reflected in the results of all of our business segments.

        Looking at economic indicators, a key measure for our Small Business Services segment is small business confidence. Key trends in this area were positive in the first half of 2005. The National Federation of Independent Business (NFIB) reported that small business sales levels, employment and capital spending continued to trend upwards, and the NFIB’s measure of small business optimism continued to be strong through June. Our Financial Services and Direct Checks segments are primarily impacted by consumer spending and employment levels. We estimate that consumer spending growth in the first half of 2005 continued at a moderate level, showing a lower increase than we saw in the fourth quarter of 2004. Employment growth was up slightly from 2004. In 2004, an average of 183,000 jobs was created per month, as reported by the U.S. Department of Labor, Bureau of Labor Statistics (BLS). During the second quarter of 2005, BLS reported average job growth per month of 181,000 jobs. There is a correlation between employment and the rate at which consumers open checking accounts. Thus, the employment rate is a key factor for the check printing portion of the payments industry. Our outlook was developed assuming that economic factors will have little impact on our business in 2005.

CONSOLIDATED RESULTS OF OPERATIONS

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

	Quarter Ended June 30,		Increase/(Decrease)

(in thousands, except per share amounts)	2005	2004	$	%

Income from continuing operations	$41,963	$46,026	$(4,063)	(8.8%)
Net income (loss) from discontinued operations	93	(38)	131	344.7%

Net income	$42,056	$45,988	$(3,932)	(8.6%)

Net income per share:
Basic	$0.83	$0.92	$(0.09)	(9.8%)
Diluted	0.83	0.91	(0.08)	(8.8%)

Weighted-average number of shares outstanding:
Basic	50,573	49,977	596	1.2%
Diluted (includes common stock equivalents)	50,967	50,393	574	1.1%

        Income from continuing operations – The decrease in income from continuing operations in the second quarter of 2005, as compared to 2004, was due to the loss of a large financial institution client in late 2004, the continuing decline in check usage, amortization resulting from the NEBS acquisition, continued pricing pressure within our Financial Services segment, higher interest expense due to financing associated with the NEBS acquisition and integration costs related to combining NEBS with our other businesses. These decreases were partially offset by the contribution of the NEBS businesses, contract termination payments received of $11.7 million, manufacturing productivity improvements and cost management efforts, including employee reductions during the past year.

        Income (loss) from discontinued operations – Discontinued operations in 2005 include the results of the apparel business acquired from NEBS, which we plan to sell during 2005. In addition to the apparel business, discontinued operations in 2004 also include the European operations of NEBS which we sold in the fourth quarter of 2004.

Consolidated Revenue

	Quarter Ended June 30,		Increase/(Decrease)

(dollars in thousands, except per unit amounts)	2005	2004	$	%

Revenue	$434,476	$309,068	$125,408	40.6%

Excluding NEBS:
Units (millions)	17.56	20.95	(3.39)	(16.2%)
Revenue per unit	$15.60	$14.40	$1.20	8.4%

        The acquisition of NEBS contributed an increase in revenue of $153.1 million in the second quarter of 2005. The $27.7 million decrease in revenue for our other businesses compared to 2004 was due to a 16.2% decrease in units. The loss of a large financial institution client in late 2004 resulted in 9.0% of this decrease and was the largest single contributor to the volume decline. In addition, the volume decrease was due to the overall decline in the number of checks being written as a result of the increasing use of alternative payment methods and the following factors specific to our Direct Checks segment: lower direct mail consumer response rates, longer reorder cycles due to promotional strategies for multi-box orders and lower customer retention. Partially offsetting the volume decline was revenue of $11.7 million related to contract termination payments received during the second quarter of 2005. These contract termination payments were the primary contributor to our 8.4% increase in revenue per unit as compared to 2004, contributing 4.4% of the increase. We also continued to benefit from increased sales of premium-priced licensed and specialty check designs and additional value-added products and services such as express delivery and fraud prevention, as well as price increases in our Direct Checks and Small Business Services segments. Additionally, the large financial institution client we lost in late 2004 received higher discount levels as a result of its check order volume. Thus, without this client’s business, our revenue per unit measure improved. These increases in revenue per unit were partially offset by continued pricing pressure within Financial Services.

Consolidated Gross Margin

	Quarter Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Gross profit	$283,703	$206,444	$77,259	37.4%
Gross margin	65.3%	66.8%		(1.5	) points

        Gross margin decreased in the second quarter of 2005, as compared to 2004, due to the addition of NEBS operations. NEBS historical gross margins have been seven to eight points lower than our other businesses because of its non-check product mix. This translated into a 4.0 percentage point decrease in our consolidated gross margin in the second quarter of 2005. Additionally, as discussed earlier, our unit volume decreased 16.2% as compared to 2004. Offsetting these decreases was the higher revenue per unit discussed earlier, including the $11.7 million of contract termination payments received, continued productivity improvements, on-going cost management efforts, including the closing of six printing facilities in 2004, as well as cost synergies resulting from the NEBS acquisition.

Consolidated Selling, General & Administrative Expense

	Quarter Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Selling, general and administrative expense	$201,944	$126,521	$75,423	59.6%
SG&A as a percentage of revenue	46.5%	40.9%		5.6	points

        The increase in SG&A expense in the second quarter of 2005, as compared to 2004, was primarily due to expenses of the acquired NEBS business, $10.2 million of acquisition-related amortization expense for certain intangible assets and $4.6 million of integration expenses. Partially offsetting this increase was a $2.6 million decrease in Direct Checks advertising expense due to spending for new product initiatives in 2004.

        SG&A expense as a percentage of revenue increased in the second quarter of 2005, as compared to 2004, primarily due to NEBS results, which increased our SG&A percentage by 4.6 percentage points. NEBS has historically had a higher SG&A percentage than our other businesses due to its greater reliance on direct mail and a direct sales force to acquire and retain customers and not utilizing a shared services environment for SG&A functions. Additionally, as previously discussed, these results included $10.2 million of acquisition-related amortization expense and $4.6 million of integration expenses. The increase in SG&A expense as a percentage of revenue for our other businesses was due to the decline in revenue being greater than the reduction in SG&A expense.

Interest Expense

	Quarter Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Interest expense	$14,574	$5,211	$9,363	179.7%

        The increase in interest expense in the second quarter of 2005, as compared to 2004, was due to our higher debt level resulting from the acquisition of NEBS, as well as higher interest rates. During the second quarter of 2005, we had weighted-average debt outstanding of $1,271.0 million at a weighted-average interest rate of 4.11%. During the second quarter of 2004, we had weighted-average debt outstanding of $594.0 million at a weighted-average interest rate of 3.21%.

Provision for Income Taxes

	Quarter Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Provision for income taxes	$25,399	$29,049	$(3,650)	(12.6%)
Effective tax rate	37.7%	38.7%		(1.0	) point

        The decrease in our effective tax rate for the second quarter of 2005, as compared to 2004, was primarily due to the new federal qualified production activity deduction which was passed as part of the American Jobs Creation Act of 2004. This impact was partially offset by higher accruals for income tax contingencies and increased state tax expense due to legislation enacted by various states, as well as changes in state tax rates due to the acquisition of NEBS.

Earnings before Interest, Taxes, Depreciation and Amortization of Intangibles (EBITDA)

	Quarter Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

EBITDA	$111,202	$96,533	$14,669	15.2%
Depreciation	(7,053)	(5,202)	(1,851)	(35.6%)
Amortization of intangibles	(22,431)	(11,128)	(11,303)	(101.6%)

Earnings before interest and taxes (EBIT)	81,718	80,203	1,515	1.9%
Interest expense, net	(14,356)	(5,128)	(9,228)	(180.0%)
Provision for income taxes	(25,399)	(29,049)	3,650	12.6%
Discontinued operations	93	(38)	131	344.7%

Net income	$42,056	$45,988	$(3,932)	(8.6%)

        EBIT and EBITDA are not measures of financial performance under generally accepted accounting principles (GAAP) in the United States of America. We disclose these measures because they can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We believe these measures can indicate whether a company’s earnings are adequate to pay its debts without regard to financing, capital structure or income taxes. We also believe that increases in these measures depict increased ability to attract financing and increase the valuation of our business. We do not consider these measures to be substitutes for performance measures calculated in accordance with GAAP. Instead, we believe that these are useful performance measures which should be considered in addition to those measures reported in accordance with GAAP.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Six Months Ended June 30,		Increase/(Decrease)

(in thousands, except per share amounts)	2005	2004	$	%

Income from continuing operations	$81,731	$93,688	$(11,957)	(12.8%)
Net loss from discontinued operations	(303)	(38)	(265)	(697.4%)

Net income	$81,428	$93,650	$(12,222)	(13.1%)

Net income per share:
Basic	$1.61	$1.87	$(0.26)	(13.9%)
Diluted	1.60	1.86	(0.26)	(14.0%)

Weighted-average number of shares outstanding:
Basic	50,478	50,061	417	0.8%
Diluted (includes common stock equivalents)	50,845	50,473	372	0.7%

        Income from continuing operations – The decrease in income from continuing operations in the first six months of 2005, as compared to 2004, was due to the loss of a large financial institution client in late 2004, the continuing decline in check usage, amortization resulting from the NEBS acquisition, higher interest expense due to financing associated with the NEBS acquisition, continued pricing pressure within our Financial Services segment and integration costs related to combining NEBS with our other businesses. These decreases were partially offset by the contribution of the NEBS businesses, contract termination payments of $11.7 million received in the second quarter of 2005, increased sales of premium-priced licensed and specialty checks designs and additional value-added products and services, manufacturing productivity improvements and cost management efforts, including employee reductions during the past year.

        Loss from discontinued operations – Discontinued operations in 2005 include the results of the apparel business acquired from NEBS, which we plan to sell during 2005. In addition to the apparel business, discontinued operations in 2004 also include the European operations of NEBS which we sold in the fourth quarter of 2004.

Consolidated Revenue

	Six Months Ended June 30,		Increase/(Decrease)

(dollars in thousands, except per unit amounts)	2005	2004	$	%

Revenue	$871,796	$617,900	$253,896	41.1%
Excluding NEBS:
Units (millions)	35.89	43.12	(7.23)	(16.8%)
Revenue per unit	$15.34	$14.16	$1.18	8.4%

        The acquisition of NEBS contributed an increase in revenue of $313.6 million in the first six months of 2005. The $59.7 million decrease in revenue for our other businesses compared to 2004 was due to a 16.8% decrease in units. The loss of a large financial institution client in late 2004 resulted in 8.9% of the decrease and was the largest single contributor to the volume decline. In addition, the volume decrease was due to the overall decline in the number of checks being written as a result of the increasing use of alternative payment methods and the following factors specific to our Direct Checks segment: lower direct mail consumer response rates, longer reorder cycles due to promotional strategies for multi-box orders and lower customer retention. Partially offsetting the volume decline was an 8.4% increase in revenue per unit as compared to 2004. We continued to benefit from increased sales of premium-priced licensed and specialty check designs and additional value-added products and services such as express delivery and fraud prevention, as well as price increases in our Direct Checks and Small Business Services segments. Additionally, the large financial institution client we lost in late 2004 received higher discount levels as a result of its check order volume. Thus, without this client’s business, our revenue per unit measure improved. Lastly, $11.7 million of contract termination payments received in the second quarter of 2005 contributed 2.2% of the 8.4% increase in revenue per unit.

Consolidated Gross Margin

	Six Months Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Gross profit	$568,952	$408,390	$160,562	39.3%
Gross margin	65.3%	66.1%		(0.8	) point

        Gross margin decreased in the first six months of 2005, as compared to 2004, due to the addition of NEBS operations. NEBS historical gross margins have been seven to eight points lower than our other businesses because of its non-check product mix. This translated into a 3.7 percentage point decrease in our consolidated gross margin in the first six months of 2005. Additionally, as discussed earlier, our unit volume decreased 16.8% as compared to 2004. Offsetting these decreases was the higher revenue per unit discussed earlier, continued productivity improvements, on-going cost management efforts, including the closing of six printing facilities in 2004, as well as cost synergies resulting from the NEBS acquisition.

Consolidated Selling, General & Administrative Expense

	Six Months Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Selling, general and administrative expense	$410,467	$246,661	$163,806	66.4%
SG&A as a percentage of revenue	47.1%	39.9%		7.2	points

        The increase in SG&A expense in the first six months of 2005, as compared to 2004, was primarily due to expenses of the acquired NEBS business, $20.8 million of acquisition-related amortization expense for certain intangible assets and $7.7 million of integration expenses. Partially offsetting this increase was a $4.7 million decrease in Direct Checks advertising expense due to spending for new product initiatives in 2004, as well as our cost management efforts, including savings realized from employee reductions.

        SG&A expense as a percentage of revenue increased in the first six months of 2005, as compared to 2004, primarily due to NEBS results, which increased our SG&A percentage by 4.9 percentage points. NEBS has historically had a higher SG&A percentage than our other businesses due to its greater reliance on direct mail and a direct sales force to acquire and retain customers and not utilizing a shared services environment for SG&A functions. Additionally, as previously discussed, these results included $20.8 million of acquisition-related amortization expense and $7.7 million of integration expenses. The increase in SG&A expense as a percentage of revenue for our other businesses was due to the decline in revenue being greater than the reduction in SG&A expense.

Interest Expense

	Six Months Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Interest expense	$27,974	$10,377	$17,597	169.6%

        The increase in interest expense in the first six months of 2005, as compared to 2004, was due to our higher debt level resulting from the acquisition of NEBS, as well as higher interest rates. During the first six months of 2005, we had weighted-average debt outstanding of $1,243.7 million at a weighted-average interest rate of 4.09%. During the first six months of 2004, we had weighted-average debt outstanding of $585.4 million at a weighted-average interest rate of 3.62%.

Provision for Income Taxes

	Six Months Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Provision for income taxes	$49,669	$58,513	$(8,844)	(15.1%)
Effective tax rate	37.8%	38.4%		(0.6	) point

        The decrease in our effective tax rate in the first six months of 2005, as compared to 2004, was primarily due to the new federal qualified production activity deduction which was passed as part of the American Jobs Creation Act of 2004. This impact was partially offset by higher accruals for income tax contingencies and increased state tax expense due to legislation enacted by various states, as well as changes in state tax rates due to the acquisition of NEBS.

Earnings before Interest, Taxes, Depreciation and Amortization of Intangibles (EBITDA)

	Six Months Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

EBITDA	$219,171	$192,962	$26,209	13.6%
Depreciation	(14,213)	(9,866)	(4,347)	(44.1%)
Amortization of intangibles	(45,941)	(20,714)	(25,227)	(121.8%)

EBIT	159,017	162,382	(3,365)	(2.1%)
Interest expense, net	(27,617)	(10,181)	(17,436)	(171.3%)
Provision for income taxes	(49,669)	(58,513)	8,844	15.1%
Discontinued operations	(303)	(38)	(265)	(697.4%)

Net income	$81,428	$93,650	$(12,222)	(13.1%)

        EBIT and EBITDA are not measures of financial performance under GAAP in the United States of America. We disclose these measures because they can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We believe these measures can indicate whether a company’s earnings are adequate to pay its debts without regard to financing, capital structure or income taxes. We also believe that increases in these measures depict increased ability to attract financing and increase the valuation of our business. We do not consider these measures to be substitutes for performance measures calculated in accordance with GAAP. Instead, we believe that these are useful performance measures which should be considered in addition to those measures reported in accordance with GAAP.

ACQUISITION OF NEW ENGLAND BUSINESS SERVICE, INC.

        As discussed earlier, on June 25, 2004, we acquired all of the outstanding shares of NEBS for $44 per share and agreed to redeem all outstanding NEBS stock options for $44 per option share less the option exercise price. The total purchase price, including direct costs of the acquisition, was $639.8 million. To finance the acquisition, we utilized a bridge financing agreement, as well as commercial paper. Nearly all of this debt was re-financed in the fourth quarter of 2004 when we issued $600.0 million of long-term debt. Further details concerning this long-term debt can be found under the caption “Note 9: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I of this report. NEBS results of operations are included in our consolidated results of operations from the acquisition date.

        Details concerning the assets acquired and liabilities assumed are presented in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004. Our allocation of the purchase price reflected $29.7 million of restructuring accruals for NEBS activities which we have decided to exit. These accruals primarily included severance payments, as well as $2.8 million due under noncancelable operating leases on facilities which have been or will be vacated as we consolidate operations. The severance accruals included payments due to 773 employees. This includes employees in the Tucker, Georgia printing facility which was closed during the fourth quarter of 2004, the Los Angeles, California facility which we plan to close by the end of 2005 and the Athens, Ohio facility which we will begin closing in 2005 and which we believe will be completely closed by mid-2006. Additionally, the accruals include employees in various functional areas throughout the organization resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also include amounts due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminate redundancies between the two companies. Restructuring payments are expected to be substantially completed by the end of 2006, utilizing cash from operations. As a result of these facility closures and employee reductions, we expect to realize cost savings of approximately $7 million in cost of goods sold and $18 million in SG&A expense in 2006, in comparison to NEBS historical results of operations.

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

SEGMENT RESULTS

        Additional financial information regarding our business segments appears under the caption “Note 12: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I of this report.

Small Business Services

        Small Business Services sells business checks, forms and related printed products to more than six million small businesses and home offices. We also distribute packaging, shipping and warehouse supplies, advertising specialties and other business products, and offer payroll services. These products are sold through direct response marketing, financial institution referrals and via sales representatives, independent distributors and the internet. The following table shows the results of this segment for the quarters ended June 30, 2005 and 2004 (in thousands):

	Quarter Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$223,751	$69,098	$154,653	223.8%
Operating income	21,903	19,154	2,749	14.4%
% of revenue	9.8%	27.7%	—	(17.9	) points

        The NEBS acquisition contributed an increase in revenue of $153.1 million in the second quarter of 2005. Additionally, the increase in revenue resulted from price increases and our ability to leverage the many small business products and sales channels we now possess as a result of the NEBS acquisition, partially offset by the loss of a large financial institution client in late 2004.

        The increase in operating income was due to price increases and lower delivery and materials costs as we were able to negotiate lower prices subsequent to the NEBS acquisition. Partially offsetting these increases was a change in our methodology for allocating corporate costs to our business segments. As discussed under the caption “Note 12: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I of this report, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005. As such, Small Business Services now bears a larger portion of corporate costs. This change resulted in a $4.6 million decrease in Small Business Services operating income in the second quarter of 2005.The decrease in operating margin was due to NEBS lower margin business. NEBS historically has had lower operating margins than our other businesses because of its non-check product mix and its greater reliance on direct mail and a direct sales force to acquire and retain customers.

        The following table shows the results of this segment for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$448,932	$132,174	$316,758	239.7%
Operating income	46,902	39,336	7,566	19.2%
% of revenue	10.4%	29.8%	—	(19.4	) points

        The NEBS acquisition contributed an increase in revenue of $313.6 million in the first six months of 2005. Additionally, the increase in revenue resulted from price increases, increased financial institution referrals and our ability to leverage the many small business products and sales channels we now possess as a result of the NEBS acquisition. These increases were partially offset by the loss of a large financial institution client in late 2004.

        The increase in operating income was due to the acquisition of NEBS, price increases and lower delivery and materials costs as we were able to negotiate lower prices subsequent to the NEBS acquisition. Acquisition-related amortization of $20.8 million and integration costs of $7.7 million was more than offset by the $32.9 million contribution from the NEBS businesses. Additionally, as discussed above, the allocation of corporate costs to the NEBS portion of Small Business Services resulted in a $4.6 million decrease in Small Business Services operating income. The decrease in operating margin was due to the preceding factors and NEBS lower margin business. NEBS historically has had lower operating margins than our other businesses because of its non-check product mix and its greater reliance on direct mail and a direct sales force to acquire and retain customers.

Financial Services

        Financial Services sells personal and business checks and related products and services to financial institutions. Value-added services we offer to our financial institution clients include customized reporting, file management, expedited account conversion support and fraud prevention. The following table shows the results of this segment for the quarters ended June 30, 2005 and 2004 (in thousands):

	Quarter Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$149,378	$168,954	$(19,576)	(11.6%)
Operating income	40,243	40,484	(241)	(0.6%)
% of revenue	26.9%	24.0%	—	2.9	points

        The decrease in revenue was due to the loss of a large financial institution client in late 2004, continuing pricing pressure and the continuing decline in the number of checks being written due to the increasing use of alternative payment methods. Partially offsetting these decreases was $11.7 million of contract termination payments received during the second quarter of 2005.

        Despite the $19.6 million revenue decrease, operating income was flat compared to 2004. The revenue decline was offset by productivity improvements and cost management efforts, including the closing of four printing facilities in 2004. Additionally, as discussed earlier, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005. This change benefited Financial Services, as NEBS now bears a portion of corporate costs. This change resulted in a $3.2 million benefit to Financial Services in the second quarter of 2005.

        The following table shows the results of this segment for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$294,608	$337,606	$(42,998)	(12.7%)
Operating income	71,686	81,356	(9,670)	(11.9%)
% of revenue	24.3%	24.1%	—	0.2	point

        The decrease in revenue was due to the loss of a large financial institution client in late 2004, the continuing decline in the number of checks being written due to the increasing use of alternative payment methods and continuing pricing pressure. Partially offsetting these decreases was $11.7 million of contract termination payments received during the second quarter of 2005.

        The decrease in operating income was the result of the revenue decline, partially offset by productivity improvements and cost management efforts, including the closing of four printing facilities in 2004. Additionally, as discussed earlier, the allocation of corporate costs to the NEBS portion of Small Business Services resulted in a $3.2 million benefit to Financial Services in the first six months of 2005.

Direct Checks

        Direct Checks sells checks and related products directly to consumers through direct mail and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names. The following table shows the results of this segment for the quarters ended June 30, 2005 and 2004 (in thousands):

	Quarter Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$61,347	$71,016	$(9,669)	(13.6%)
Operating income	19,613	20,285	(672)	(3.3%)
% of revenue	32.0%	28.6%	—	3.4	points

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

        The decrease in operating income was primarily due to the revenue decline, partially offset by productivity improvements, a $2.6 million decrease in advertising costs related to new product initiatives in 2004 and cost management efforts, including savings realized from employee reductions. Additionally, as discussed earlier, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005. This change benefited Direct Checks, as NEBS now bears a portion of corporate costs. This change resulted in a $1.5 million benefit to Direct Checks in the second quarter of 2005. Operating income as a percentage of revenue increased compared to 2004 due to the increase in revenue per unit and the cost decreases discussed here.

        The following table shows the results of this segment for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$128,256	$148,120	$(19,864)	(13.4%)
Operating income	39,897	41,037	(1,140)	(2.8%)
% of revenue	31.1%	27.7%	—	3.4	points

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

        The decrease in operating income was primarily due to the revenue decline, partially offset by productivity improvements, a $4.7 million decrease in advertising costs related to new product initiatives in 2004 and cost management efforts, including savings realized from employee reductions. Additionally, as discussed earlier, the allocation of corporate costs to the NEBS portion of Small Business Services resulted in a $1.5 million benefit to Direct Checks in the first six months of 2005. Operating income as a percentage of revenue increased compared to 2004 due to the increase in revenue per unit and the cost decreases discussed here.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

        As of June 30, 2005, we held cash and cash equivalents of $33.1 million. The following table shows our cash flow activity for the six months ended June 30, 2005 and 2004, and should be read in conjunction with the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)

	2005	2004	$

Continuing operations:
Net cash provided by operating activities	$44,957	$123,546	$(78,589)
Net cash used by investing activities	(24,479)	(588,045)	563,566
Net cash (used) provided by financing activities	(1,964)	480,641	(482,605)
Effect of exchange rate change on cash	(237)	—	(237)

Net cash provided by continuing operations	18,277	16,142	2,135
Discontinued operations	(704)	—	(704)

Net change in cash and cash equivalents	$17,573	$16,142	$1,431

        The $78.6 million decrease in cash provided by operating activities in the first six months of 2005, as compared to 2004, was due primarily to increases in contract acquisition payments related to new financial institution contracts, employee profit sharing and pension payments related to our 2004 operating results and interest payments due to our higher debt level and higher interest rates. These decreases in cash provided by operating activities were partially offset by NEBS positive operating cash flows.

        Included in the $45.0 million of cash provided by operating activities in the first six months of 2005 were the following operating cash outflows: contract acquisition payments to financial institution clients of $63.5 million, income tax payments of $55.1 million, employee profit sharing and pension payments of $40.0 million, voluntary employee beneficiary association (VEBA) trust contributions of $36.5 million and interest payments of $27.9 million. Included in the $123.5 million of cash provided by operating activities in the first six months of 2004 were the following operating cash outflows: income tax payments of $43.2 million, VEBA trust contributions of $35.9 million, employee profit sharing and pension contributions of $20.6 million, interest payments of $12.3 million and contract acquisition payments to financial institution clients of $9.2 million.

        Cash used by investing activities for the first six months of 2005 was $563.6 million lower than 2004 due primarily to the acquisition of NEBS in 2004. Cash used by financing activities for the first six months of 2005 was $482.6 million higher than 2004 due to cash provided by borrowings in 2004 related to financing the acquisition of NEBS, partially offset by the payment of NEBS long-term debt in 2004 and share repurchases in 2004.

        Significant cash inflows, excluding those related to operating activities, for each period were as follows (in thousands):

	Six Months Ended June 30,

	2005	2004

Net borrowings of short-term debt	$27,313	$702,891
Proceeds from shares issued under employee plans	8,404	11,098

        Significant cash outflows, excluding those related to operating activities, for each period were as follows (in thousands):

	Six Months Ended June 30,

	2005	2004

Cash dividends paid to shareholders	$40,575	$37,115
Purchases of capital assets	26,230	13,688
Payments for acquisition, net of cash acquired	899	550,111
Payments on long-term debt	690	165,617
Payments for common shares repurchased	—	26,637

        We believe that two important measures of our financial strength are the ratio of EBIT(1) to interest expense, and the ratio of free cash flow(2) to total debt.

        EBIT to interest expense was 6.8 times on a trailing four-quarter basis through June 30, 2005 and 10.6 times for 2004. Our committed lines of credit contain a covenant requiring a minimum EBIT to interest expense ratio on a trailing four-quarter basis of 3.0 times. The decrease in 2005 was primarily due to higher interest expense resulting from higher debt levels to fund the acquisition of NEBS in June 2004, as well as higher interest rates. We expect this ratio will continue to decrease over the next two quarters of 2005 due to the re-financing of a portion of our short-term debt with higher rate long-term debt in the fourth quarter of 2004. Nonetheless, we believe the risk of violating this financial covenant is low as we expect solid profitability and cash flow to continue. The comparable ratio of net income to interest expense was 3.7 times on a trailing four-quarter basis through June 30, 2005 and 6.0 times for 2004.

        Free cash flow to total debt was 7.5% on a trailing four-quarter basis through June 30, 2005 and 15.2% for 2004. We calculate free cash flow as cash provided by operating activities less purchases of capital assets and dividends paid to shareholders. The decrease in 2005, as compared to 2004, was primarily due to the decrease in operating cash flow in the first six months of 2005 discussed earlier. The comparable ratio of net cash provided by operating activities to total debt was 18.0% on a trailing four-quarter basis through June 30, 2005 and 24.7% for 2004.

(1)	Further information regarding our use of EBIT was provided earlier under Consolidated Results of Operations. EBIT on a trailing four-quarter basis is derived from net income as follows (in thousands):

	Twelve Months Ended

	June 30, 2005	December 31, 2004

EBIT	$344,990	$348,354
Interest expense, net	(48,918)	(31,481)
Provision for income taxes	(109,381)	(118,225)
Discontinued operations	(922)	(657)

Net income	$185,769	$197,991

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

	Twelve Months Ended

	June 30, 2005	December 31, 2004

Free cash flow	$94,881	$189,472
Purchases of capital assets	56,359	43,817
Cash dividends paid to shareholders	77,762	74,302

Net cash provided by operating activities
of continuing operations	$229,002	$307,591

        Total debt outstanding was comprised of the following (in thousands):

	June 30, 2005	December 31, 2004

3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,849	$324,815
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,588	298,494
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,430	274,399
2.75% senior, unsecured notes due September 15, 2006	50,000	50,000
Long-term portion of capital lease obligations	5,490	6,140

Long-term portion of debt	953,357	953,848
Commercial paper	291,313	264,000
Variable rate senior, unsecured notes due November 4, 2005	25,000	25,000
Capital lease obligations due within one year	1,297	1,359

Total debt	$1,270,967	$1,244,207

        Further information concerning our outstanding debt can be found under the caption “Note 9: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I of this report.

        We also have committed lines of credit which primarily support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants regarding the ratio of EBIT to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first six months of 2005 or during 2004, and no amounts were outstanding under these lines of credit as of June 30, 2005. To the extent not needed to support outstanding commercial paper, we may borrow funds under our committed lines of credit. As of June 30, 2005, $208.7 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows (in thousands):

	Total available	Expiration date	Commitment fee

364-day line of credit	$100,000	July 2005	.100%
Five year line of credit	175,000	August 2007	.125%
Five year line of credit	225,000	July 2009	.125%

Total committed lines of credit	500,000
Commercial paper outstanding	(291,313)

Net available for borrowing as of
June 30, 2005	$208,687

        On July 20, 2005, we entered into a new $275.0 million line of credit which expires in July 2010 and carries a commitment fee of .09%. This new line of credit replaced our $100.0 million 364-day line of credit which expired on July 20, 2005, as well as our $175.0 million five year line of credit scheduled to expire in August 2007.

        We also have uncommitted bank overdraft protection for $50.0 million. No amounts were drawn on this overdraft protection during the first six months of 2005 or during 2004.

        Absent certain defined events of default under our committed credit facilities, there are no significant contractual restrictions on our ability to pay cash dividends.

        In August 2003, our board of directors authorized the repurchase of up to 10 million shares of our common stock. As of June 30, 2005, we had repurchased 2.1 million shares under this authorization. Although this authorization remains in place, we most likely will not repurchase a significant number of additional shares in the near future. Instead, we intend to focus on paying down the debt we issued to complete the NEBS acquisition.

        We believe our future cash flows generated by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the foreseeable future.

        Changes in financial condition – Other current assets increased $16.9 million from December 31, 2004. The increase resulted from contributions to the VEBA trust which we use to fund employee and retiree medical costs, as well as severance benefits. During the six months ended June 30, 2005, we contributed $36.5 million to the trust. Partially offsetting this increase was the use of VEBA funds to pay medical and severance benefits.

        Other non-current assets increased $26.7 million from December 31, 2004. The increase was primarily related to contract acquisition costs of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the first six months of 2005 were as follows (in thousands):

Balance, December 31, 2004	$83,825
Cash payments	63,506
Decrease in contract acquisition obligations	(19,715)
Amortization	(16,750)
Refunds for contract terminations	(5,607)

Balance, June 30, 2005	$105,259

        The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or obtain clients. Beginning in 2001, as competitive pressure intensified, both the number of financial institution clients requiring contract acquisition payments and the amount of the payments increased. Although we anticipate that we will continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid is dependent on numerous factors such as the number and timing of contract executions and renewals, the competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. We anticipate that these payments will continue to be a significant use of cash. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract.

        Liabilities for contract acquisition payments are recorded upon contract execution. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $6.6 million as of June 30, 2005 and $11.5 million as of December 31, 2004.

        Shareholders’ deficit was $124.1 million as of June 30, 2005. We are in a deficit position due to the required accounting treatment for share repurchases. We have not repurchased any shares since the second quater of 2004. Share repurchases during the preceding three years were as follows (in thousands):

	2004	2003	2002

Dollar amount	$25,520	$508,243	$172,803
Number of shares	634	12,239	3,898

        Given the strength of our financial position, as reflected in our coverage ratios such as EBIT to interest expense and free cash flow to total debt, we do not expect our shareholders’ deficit position to result in any adverse reaction from rating agencies or others that would negatively affect our liquidity or financial condition. We expect our shareholders’ deficit to continue to decrease in future periods, absent additional share repurchase activity.

CONTRACTUAL OBLIGATIONS

        A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in these obligations during the six months ended June 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS/CONTINGENT COMMITMENTS

        It has not been our practice to enter into off-balance sheet arrangements. In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications, and we do not expect any material adverse claims in the future. We have established a formal contract review process to assist in identifying significant indemnification clauses.

        We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

RELATED PARTY TRANSACTIONS

        We entered into no significant related party transactions during the six months ended June 30, 2005 or during 2004.

CRITICAL ACCOUNTING POLICIES

        A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2004. There were no changes to these accounting policies during the six months ended June 30, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. We are currently evaluating whether any of the earnings of our Canadian operations will be repatriated in accordance with the terms of this law. Any repatriation of these earnings must occur in 2005. We have completed our analysis and expect to decide on a plan for repatriation of our unremitted foreign earnings in the third quarter of 2005. The maximum amount of earnings that could be repatriated is approximately $34 million, which would result in tax expense of approximately $2.4 million.

        In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The new statement is referred to as SFAS No. 123(R) and is entitled Share-Based Payment. The new statement requires companies to recognize expense for stock-based compensation in the statement of income and is effective for us on January 1, 2006. We do not expect the provisions of SFAS No. 123(R) to result in a significant change in the compensation expense we currently recognize in our statements of income under SFAS No. 123. In conjunction with our adoption of SFAS No. 123(R) in 2006, we will modify our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the option’s normal vesting period. Currently, we recognize expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retires with qualified retiree status. Upon adoption of SFAS No. 123(R), we will recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable option agreement. If we had applied this accounting methodology during the quarters and six months ended June 30, 2005 and 2004, it would have had no impact on the diluted earnings per share we reported for those periods.

OUTLOOK

        We expect that 2005 revenue will increase from 2004. This includes the full-year impact of the NEBS acquisition and continued growth in revenues from our Small Business Services business referral program, partially offset by a continuing decline in check revenue for our Financial Services and Direct Checks segments. We continue to partner with our financial institution clients to increase their participation in our business referral program, leveraging our expanded product offerings and customer base following the acquisition of NEBS.

        We expect that 2005 operating income will decrease. We expect to realize approximately $27 million of net cost savings in 2005 from the closing of Financial Services check printing facilities and other employee reductions within our Financial Services and Direct Checks segments. These savings are in comparison to our 2004 results of operations. Further information concerning these initiatives can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. However, we recognize that cost management efforts alone will not be sufficient to offset all of the revenue loss in the Financial Services and Direct Checks segments. We expect diluted earnings per share to be between $0.72 and $0.76 for the third quarter of 2005 and approximately $3.30 for the full year.

        We anticipate that operating cash flow will be approximately $220 million in 2005, compared to $308 million in 2004. The decrease in 2005 is due primarily to an increase in contract acquisition payments to financial institutions and higher payments in early 2005 for performance-based employee compensation related to our 2004 operating performance, partially offset by a positive contribution from NEBS. Our estimate of full year operating cash flow has decreased from our previous estimates due to changes in working capital and higher contract acquisition payments related to new financial institution contracts.

        We expect to spend approximately $50 million on purchases of capital assets during 2005. Approximately $20 million is projected to be devoted to maintaining our business and completing integration projects, with the remainder targeted primarily for information technology initiatives.

        Our strong cash flows allowed us to increase our quarterly dividend payment from $0.37 per share to $0.40 per share in the first quarter of 2005. Although dividends are subject to board of director approval on an ongoing basis, we currently expect no further changes to our dividend payment level. The 10 million share repurchase authorization approved by our board of directors in August 2003 remains in place. We do not expect to repurchase a significant number of additional shares in the near future, but intend to focus on paying down the debt issued to complete the acquisition of NEBS. We expect total debt to be approximately $1.1 billion at the end of 2005.

        We intend to continue seeking cost saving opportunities throughout the company. One example is the planned installation of the SAP sales and distribution module in portions of our order processing and call center operations. This new system will reduce redundancy while standardizing systems and processes. Phase one of this project is expected to be completed during the first half of 2006.

        In addition, we intend to continue focusing on the successful integration of NEBS. We are transitioning to a shared services approach for both manufacturing and certain SG&A functions. As a result of this strategy, we closed the Tucker, Georgia facility in December 2004 and announced other reductions in employees across functional areas. We also intend to close the facility in Los Angeles, California by the end of 2005 and we plan to close the facility in Athens, Ohio by mid-2006. Our shared services approach will likely result in the exit of further activities. To ensure that we continue to meet customer expectations, significant analysis is required before additional plans can be finalized. With the exit of these facilities and by taking advantage of other operational synergies, we estimate that we will be able to eliminate at least $25 million of costs annually beginning in 2005, in comparison to NEBS and Deluxe historical results of operations. A portion of these integration synergies will be reflected in the results of our Financial Services and Direct Checks segments, as the rest of our business also benefits from our increased purchasing power and the sharing of best practices.

        We anticipate long-term growth in our Small Business Services segment from expanded product and service offerings and the inter-relationship between this segment and Financial Services. We expect these growth opportunities will more than offset the forecasted check unit declines in Financial Services and Direct Checks. Overall, we believe future cash flows generated by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the foreseeable future.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (SEC), in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

        Check printing is, and is expected to continue to be, an essential part of our business and the principal source of our operating income. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, according to our estimates, the total number of checks written by individuals and small businesses continued to decline in 2004, and the total number of personal, business and government checks written in the United States has been in decline since the mid-1990s. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, electronic and other bill paying services, home banking applications and internet-based payment services. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for checks and a material, adverse effect on our business, results of operations and prospects.

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

        Our Direct Checks segment and portions of our Small Business Services segment have experienced declines in response and retention rates related to direct mail promotional materials. We believe that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by our target customers, the gradual obsolescence of our standardized forms products and in the case of our direct-to-consumer check business, the multi-box promotional strategies employed by us and our competitors. Further, increases in the practice of financial institutions offering free checks to account holders may negatively impact our response and retention rates in the future. To offset these impacts, we may have to modify and/or increase our marketing and sales efforts, which could result in increased expense.

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

        Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide an alternate means to print business forms. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products. If we are unable to develop new products and services with comparable profit margins, our results of operations could be adversely affected.

        We face uncertainty with respect to recent and future acquisitions.

        We acquired NEBS in June 2004 and have stated that we expect to eliminate at least $25 million of NEBS and Deluxe historical operating costs in 2005 as we integrate the two companies. We have also stated that we expect that the long-term growth opportunities in our Small Business Services segment will more than offset the check unit decline in our other segments. The integration of any acquisition involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s attention from other business concerns, potential loss of our key employees or key employees of acquired businesses, potential exposure to unknown liabilities and possible loss of our clients and customers or clients and customers of the acquired businesses. While we anticipate that we will be able to achieve our stated objectives, we can provide no assurance that one or more of these factors will not negatively impact our results of operations.

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

        From time to time, our representatives make predictions or forecasts regarding our future results, including, but not limited to, forecasts regarding estimated revenues, earnings, earnings per share or operating cash flow. Any forecast regarding our future performance reflects various assumptions which are subject to significant uncertainties, and, as a matter of course, may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors which are beyond our control. As a result, we cannot assure you that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, and are encouraged to use the entire mix of historical and forward-looking information made available by us, and other information affecting us and our products and services, including the factors discussed here.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first six months of 2005, we continued to utilize commercial paper to fund working capital requirements. In addition, we have various lines of credit available. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2005, our total debt was comprised of the following (in thousands):

	Carrying amount	Fair value(1)	Weighted- average interest rate

Long-term notes maturing October 2007	$324,849	$322,215	3.50%
Long-term notes maturing December 2012	298,588	293,622	5.00%
Long-term notes maturing October 2014	274,430	274,953	5.13%
Commercial paper	291,313	291,313	3.23%
Long-term notes maturing September 2006	50,000	49,175	2.75%
Long-term notes maturing November 2005	25,000	24,959	3.27%
Capital lease obligations maturing through September 2009	6,787	6,787	10.33%

Total debt	$1,270,967	$1,263,024	4.14%

(1)   Based on quoted market rates as of June 30, 2005, except for our capital lease obligations which are shown at carrying value.

        Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $1.4 million for the first six months of 2005 and $1.1 million for the first six months of 2004.

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

Item 4.    Controls and Procedures.

        (a)    Disclosure Controls and Procedures – As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at ensuring that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

        (b)    Internal Control Over Financial Reporting – In April 2005, we migrated the majority of NEBS operations onto the information system used by our other operations for accounting, materials management and human resources. We anticipate that this implementation will enable the NEBS businesses to operate in a more efficient manner and enhance internal control over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2005, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.9 million shares remain available for purchase under this authorization. During the second quarter of 2005, we did not purchase any of our own equity securities under this authorization, and we do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on paying off a portion of our outstanding debt. However, we have not terminated this authorization, and we may purchase additional shares under this authorization in the future.

        While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2005, we withheld 46 shares in conjunction with employee stock option exercises and the vesting of restricted stock units.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We held our annual shareholders’ meeting on April 27, 2005.

        43,959,971 shares were represented (87.12% of the 50,457,645 shares outstanding and entitled to vote at the meeting). Two items were considered at the meeting and the results of the voting were as follows:

Election of Directors:

The nominees in the proxy statement were:   Ronald E. Eilers, T. Michael Glenn, Charles A. Haggerty, Isaiah Harris, Jr., William A. Hawkins, III, Cheryl Mayberry McKissack, Lawrence J. Mosner, Stephen P. Nachtsheim, Mary Ann O’Dwyer, and Martyn Redgrave. The results were as follows:

Election of Directors	For	Withhold
Ronald E. Eilers	43,705,297	254,674
T. Michael Glenn	43,657,933	302,038
Charles A. Haggerty	43,660,774	299,197
Isaiah Harris, Jr	43,690,851	269,120
William A. Hawkins, III	43,694,740	265,231
Cheryl Mayberry McKissack	43,699,255	260,716
Lawrence J. Mosner	43,051,787	908,184
Stephen P. Nachtsheim	43,673,725	286,246
Mary Ann O’Dwyer	43,694,625	265,346
Martyn R. Redgrave	43,698,212	261,759

Ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2005:

For:	43,782,623
Against:	128,739
Abstain:	48,609

Item 6.    Exhibits.

Exhibit Number	Description	Method of Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)	*

4.1	Amended and Restated Rights Agreement, dated as of January 31, 1997, by and between us and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Commission on February 7, 1997)	*

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

4.3	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)	*

4.4	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.5	Form of Officer’s Certificate and Company Order authorizing the 2007 Notes, series B (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

Exhibit Number	Description	Method of Filing

4.6	Specimen of 3 1/2% senior notes due 2007, series B (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.7	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.8	Specimen of 5 1/8% senior notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

12.1	Statement re: Computation of Ratios	Filed herwith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herwith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

___________________
*  Incorporated by reference

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: August 4, 2005	/s/ Lawrence J. Mosner

Lawrence J. Mosner Chief Executive Officer (Principal Executive Officer)
Date: August 4, 2005	/s/ Douglas J. Treff

Douglas J. Treff Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 4, 2005	/s/ Terry D. Peterson

Terry D. Peterson Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002