Form 10-Q
period 2005-09-30
DELUXE CORP
filed 2005-11-07
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number:   1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

(651) 483-7111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ✓     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ✓     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No  ✓

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 31, 2005 was 50,690,671.

PART I–FINANCIAL INFORMATION

Item 1.    Financial Statements.

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share par value)
(Unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$15,448	$15,492
Restricted cash	—	517
Trade accounts receivable (net of allowances for uncollectible
accounts of $7,766 and $5,199, respectively)	103,034	110,529
Inventories and supplies	41,985	38,890
Deferred income taxes	9,159	13,531
Current assets of discontinued operations	77	22,641
Other current assets	52,375	38,786

Total current assets	222,078	240,386
Long-Term Investments	48,307	47,529
Property, Plant, and Equipment (net of accumulated depreciation of
$297,141 and $293,477, respectively)	153,970	158,162
Assets Held for Sale (net of accumulated depreciation of $7,929 and
$9,587, respectively)	5,665	7,719
Intangibles (net of accumulated amortization of $268,788 and $206,265, respectively)	260,713	297,184
Goodwill	581,073	580,740
Non-Current Assets of Discontinued Operations	2,310	6,964
Other Non-Current Assets	186,781	160,395

Total assets	$1,460,897	$1,499,079

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$75,563	$72,984
Accrued liabilities	138,023	202,979
Short-term debt	228,720	264,000
Long-term debt due within one year	76,302	26,359
Current liabilities of discontinued operations	35	4,876

Total current liabilities	518,643	571,198
Long-Term Debt	903,099	953,848
Deferred Income Taxes	83,275	82,489
Non-Current Liabilities of Discontinued Operations	208	3,490
Other Non-Current Liabilities	56,738	66,545
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000 shares;
outstanding: 2005 – 50,688; 2004 – 50,266)	50,688	50,266
Additional paid-in capital	37,952	20,761
Accumulated deficit	(178,001)	(235,651)
Accumulated other comprehensive loss	(11,705)	(13,867)

Total shareholders’ deficit	(101,066)	(178,491)

Total liabilities and shareholders’ deficit	$1,460,897	$1,499,079

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$412,501	$472,199	$1,284,297	$1,090,099
Cost of goods sold	149,248	161,763	452,092	371,273

Gross Profit	263,253	310,436	832,205	718,826

Selling, general and administrative expense	191,925	209,274	602,391	455,935

Operating Income	71,328	101,162	229,814	262,891

Other income	484	20	1,015	673

Income Before Interest and Taxes	71,812	101,182	230,829	263,564

Interest expense	(13,661)	(8,877)	(41,635)	(19,255)
Interest income	191	599	548	796

Income Before Income Taxes	58,342	92,904	189,742	245,105

Provision for income taxes	20,722	35,150	70,391	93,663

Income From Continuing Operations	37,620	57,754	119,351	151,442

Discontinued Operations:
Net loss before income taxes	(414)	(460)	(862)	(542)
Income tax (expense) benefit	(72)	211	73	255

Net Loss from Discontinued Operations	(486)	(249)	(789)	(287)

Net Income	$37,134	$57,505	$118,562	$151,155

Basic Earnings per Share:
Income from continuing operations	$0.74	$1.15	$2.36	$3.02
Loss from discontinued operations	(0.01)	—	(0.01)	—

Basic Earnings per Share	$0.73	$1.15	$2.35	$3.02

Diluted Earnings per Share:
Income from continuing operations	$0.74	$1.14	$2.34	$3.00
Loss from discontinued operations	(0.01)	—	(0.01)	(0.01)

Diluted Earnings per Share	$0.73	$1.14	$2.33	$2.99

Cash Dividends per Share	$0.40	$0.37	$1.20	$1.11

Total Comprehensive Income	$38,914	$45,758	$120,724	$137,574

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash Flows from Operating Activities:
Net income	$118,562	$151,155
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	789	287
Depreciation	21,028	18,765
Amortization of intangibles	62,595	43,862
Amortization of contract acquisition costs	25,960	24,152
Employee stock-based compensation expense	6,934	8,660
Deferred income taxes	11,499	800
Other non-cash items, net	11,411	7,875
Changes in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade accounts receivable	1,643	(16,363)
Inventories and supplies	(2,988)	(111)
Other current assets	(14,731)	(17,223)
Contract acquisition payments	(67,423)	(9,869)
Other non-current assets	5,927	(3,153)
Accounts payable	(8,062)	(633)
Accrued and other non-current liabilities	(59,546)	6,265

Net cash provided by operating activities of continuing operations	113,598	214,469

Cash Flows from Investing Activities:
Payments for acquisitions, net of cash acquired	(2,888)	(624,199)
Change in restricted cash	517	(819)
Purchases of capital assets	(42,417)	(26,177)
Other	2,056	(767)

Net cash used by investing activities of continuing operations	(42,732)	(651,962)

Cash Flows from Financing Activities:
Net (payments) borrowings of short-term debt	(35,280)	105,356
Proceeds from long-term debt, net of debt issuance costs	—	595,603
Payments on long-term debt	(1,022)	(166,592)
Settlement of interest rate lock agreements	—	(23,564)
Change in book overdrafts	4,145	2,649
Payments for common shares repurchased	—	(26,637)
Proceeds from issuing shares under employee plans	10,674	17,913
Cash dividends paid to shareholders	(60,912)	(55,701)

Net cash (used) provided by financing activities of continuing operations	(82,395)	449,027

Effect of Exchange Rate Change on Cash	358	471
Cash Used by Operating Activities of Discontinued Operations	(3,915)	(1,680)
Cash Provided by Investing Activities – Net Proceeds from Sale of
Discontinued Operations	15,042	—

Net Change in Cash and Cash Equivalents	(44)	10,325
Cash and Cash Equivalents: Beginning of Period	15,492	2,968

End of Period	$15,448	$13,293

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Consolidated financial statements

        The consolidated balance sheet as of September 30, 2005, the consolidated statements of income for the quarters and nine months ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Note 3:   New accounting pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. During the fourth quarter of 2005, we decided to repatriate $8.1 million dollars from our Canadian operations in accordance with this law. This will result in tax expense of $0.7 million in the fourth quarter of 2005.

        In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. The new statement is referred to as SFAS No. 123(R) and is entitled Share-Based Payment. The new statement requires companies to recognize expense for stock-based compensation in the statement of income and is effective for us on January 1, 2006. We do not expect the provisions of SFAS No. 123(R) to result in a significant change in the compensation expense we currently recognize in our statements of income under SFAS No. 123. In conjunction with our adoption of SFAS No. 123(R) in 2006, we will modify our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the option’s normal vesting period. Currently, we recognize expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retires with qualified retiree status. Upon adoption of SFAS No. 123(R), we will recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable option agreement. If we had applied this accounting methodology during the quarters and nine months ended September 30, 2005 and 2004, it would have reduced diluted earnings per share for the nine months ended September 30, 2004 by $0.01. It would have had no impact on diluted earnings per share for the other periods presented.

Note 4:   Supplementary balance sheet information

        Inventories and supplies – Inventories and supplies were comprised of the following (in thousands):

	September 30, 2005	December 31, 2004

Raw materials	$9,512	$12,377
Semi-finished goods	13,413	6,321
Finished goods	9,791	11,732

Total inventories	32,716	30,430
Supplies, primarily production	9,269	8,460

Inventories and supplies	$41,985	$38,890

        On July 1, 2004, we changed from the last-in-first-out (LIFO) method of accounting for inventory to the first-in-first-out (FIFO) method. This change resulted in a decrease in cost of goods sold of $2.2 million, primarily in our Financial Services segment. This equates to an increase in net income of $1.4 million, or $0.03 per diluted share, for the quarter and nine months ended September 30, 2004. The effect of this accounting change on prior periods was immaterial, as was the effect in 2004. As such, we did not restate prior period financial statements to reflect this change. We consider the FIFO method to be preferable. New England Business Service, Inc. (NEBS), which we acquired in June 2004, also utilized the FIFO method, and we now have a consistent accounting methodology across the company. Additionally, the effect on net income of utilizing the FIFO method is not significantly different than the results that would be obtained using the LIFO method.

        Other current assets – Other current assets were comprised of the following (in thousands):

	September 30, 2005	December 31, 2004

Prepayment to voluntary employee beneficiary association (VEBA) trust	$28,934	$16,230
Cash held for customers	10,117	9,759
Other	13,324	12,797

Other current assets	$52,375	$38,786

        We maintain a VEBA trust to fund employee and retiree medical costs, as well as severance benefits. We typically make the majority of our contributions to this trust in the first quarter of the year and fund our obligations from the trust assets throughout the year. During the nine months ended September 30, 2005 and 2004, we contributed $39.5 million and $38.0 million, respectively, to the trust.

        Assets held for sale – Assets held for sale as of September 30, 2005 include three Financial Services check printing facilities which we closed during 2004, as well as one Small Business Services facility which was closed prior to our acquisition of NEBS in June 2004. We continue to actively market these properties, which are in various stages of the sales process. These assets were held for sale as of December 31, 2004, as were two additional facilities which we have sold during 2005.

        Intangibles – Intangibles were comprised of the following (in thousands):

	September 30, 2005			December 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Indefinite lives:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software	291,620	(211,127)	80,493	266,814	(180,005)	86,809
Customer lists	110,158	(41,513)	68,645	108,950	(19,431)	89,519
Distributor contracts	30,900	(7,953)	22,947	30,900	(3,323)	27,577
Trade names	30,247	(5,970)	24,277	30,200	(2,105)	28,095
Other	7,176	(2,225)	4,951	7,185	(1,401)	5,784

Amortizable intangibles	470,101	(268,788)	201,313	444,049	(206,265)	237,784

Intangibles	$529,501	$(268,788)	$260,713	$503,449	$(206,265)	$297,184

        Total amortization of intangibles for continuing operations was $16.7 million for the quarter ended September 30, 2005 and $23.1 million for the quarter ended September 30, 2004. Amortization of intangibles was $62.6 million for the nine months ended September 30, 2005 and $43.9 million for the nine months ended September 30, 2004. Based on the intangibles in service as of September 30, 2005, estimated future amortization expense is as follows (in thousands):

Remainder of 2005	$15,038
2006	52,756
2007	37,189
2008	26,256
2009	15,117

        Goodwill – Changes in goodwill during the first nine months of 2005 were as follows (in thousands):

Balance, December 31, 2004	$580,740
Adjustment to NEBS restructuring accruals (see Note 8)	(514)
Acquisition	847

Balance, September 30, 2005	$581,073

        On August 1, 2005, we acquired all of the common stock of Dots & Pixels, Inc., a Canadian-based full-color digital printer, for $2.0 million. The acquisition resulted in goodwill of $0.8 million primarily due to Dots & Pixels’ proprietary printing capabilities and our ability to bring these technologies to our Canadian customers.

        Other non-current assets – Other non-current assets were comprised of the following (in thousands):

	September 30, 2005	December 31, 2004

Contract acquisition costs (net of accumulated amortization of $69,165 and $45,943, respectively)	$102,841	$83,825
Deferred advertising costs	30,573	31,455
Prepaid post-retirement asset	24,982	22,089
Other	28,385	23,026

Other non-current assets	$186,781	$160,395

        Changes in contract acquisition costs during the first nine months of 2005 were as follows (in thousands):

Balance, December 31, 2004	$83,825
Cash payments	67,423
Decrease in contract acquisition obligations	(16,840)
Amortization	(25,960)
Refunds from contract terminations	(5,607)

Balance, September 30, 2005	$102,841

        Accrued liabilities – Accrued liabilities were comprised of the following (in thousands):

	September 30, 2005	December 31, 2004

Employee profit sharing and pension	$22,219	$45,343
Accrued wages, including vacation	18,906	16,528
Interest	17,309	7,480
Customer rebates	16,354	29,504
Cash held for customers	10,117	9,759
Contract acquisition payments due within one year	9,153	11,505
Restructuring due within one year (see Note 8)	6,514	12,647
Income taxes	4,055	22,281
Other	33,396	47,932

Accrued liabilities	$138,023	$202,979

Note 5:   Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Earnings per share – basic:
Income from continuing operations	$37,620	$57,754	$119,351	$151,442
Weighted-average shares outstanding	50,655	50,121	50,535	50,089
Earnings per share – basic	$0.74	$1.15	$2.36	$3.02

Earnings per share – diluted:
Income from continuing operations	$37,620	$57,754	$119,351	$151,442
Weighted-average shares outstanding	50,655	50,121	50,535	50,089
Dilutive impact of options	385	385	359	390
Shares contingently issuable	42	69	28	37

Weighted-average shares and potential
dilutive shares outstanding	51,082	50,575	50,922	50,516
Earnings per share – diluted	$0.74	$1.14	$2.34	$3.00
Antidilutive options excluded from calculation
(weighted-average amount for nine month periods)	1,394	1,266	1,702	1,653

        During each period, certain options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

Note 6:   Acquisition of New England Business Service, Inc.

        On June 25, 2004, we acquired all of the outstanding common stock of NEBS for $44 per share and agreed to redeem all outstanding NEBS stock options for $44 per option share less the option exercise price. The total purchase price, including direct costs of the acquisition, was $639.8 million. To finance the acquisition, we utilized a bridge financing agreement and commercial paper. A portion of this debt was re-financed in the fourth quarter of 2004 when we issued $600.0 million of long-term debt. Further details concerning this long-term debt can be found in Note 9.

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

        The following pro forma financial information illustrates our estimated results of operations for the nine months ended September 30, 2004 as if the acquisition of NEBS had occurred on January 1, 2004 (in thousands, except per share amounts):

Nine Months Ended September 30, 2004

Revenue	$1,407,334
Net income	138,873

Earnings per share:
Basic	$2.77
Diluted	2.75

Note 7:   Discontinued operations

        In December 2004, we announced the planned sale of NEBS’ apparel business known as PremiumWear. This sale was completed in September 2005. Net proceeds from the sale were $15.0 million, resulting in a pre-tax gain of $0.1 million.

        During the fourth quarter of 2004, we disposed of substantially all of the operations of NEBS European businesses. Not included in this sale was a building located in the United Kingdom. This building is currently for sale and it is our intention to complete this sale in 2005 or early 2006.

        The results of operations of these businesses are reflected as discontinued operations in our consolidated financial statements. The major classes of assets and liabilities of discontinued operations were as follows (in thousands):

	September 30, 2005	December 31, 2004

Cash and cash equivalents	$—	$3
Trade accounts receivable	—	5,640
Inventories and supplies	—	12,645
Deferred income taxes	—	2,442
Other current assets	77	1,911

Current assets of discontinued operations	77	22,641
Property, plant and equipment	2,310	2,514
Deferred income taxes	—	4,450

Non-current assets of discontinued operations	2,310	6,964
Accounts payable	—	(1,373)
Accrued liabilities	(35)	(3,503)

Current liabilities of discontinued operations	(35)	(4,876)
Non-current liabilities of discontinued operations	(208)	(3,490)

Net assets of discontinued operations	$2,144	$21,239

        Revenue and loss from discontinued operations for the quarters and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$8,902	$12,766	$33,330	$13,077

Loss from operations	(476)	(460)	(924)	(542)
Gain on disposal	62	—	62	—
Income tax (expense) benefit	(72)	211	73	255

Net loss from discontinued operations	$(486)	$(249)	$(789)	$(287)

Note 8:   Restructuring accruals

        Restructuring accruals of $8.1 million as of September 30, 2005 and $16.9 million as of December 31, 2004 are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our restructuring accruals consist primarily of employee severance benefits and mainly relate to NEBS activities we are exiting as we combine the two businesses. Net restructuring charges were $2.1 million in the third quarter of 2004 and $3.8 million in the first nine months of 2004. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004. As of September 30, 2005, there were 415 current employees whose employment will be affected by these initiatives.

        During the second quarter of 2005, we reduced the restructuring accruals related to the NEBS acquisition by $0.5 million due to a change in estimate. This adjustment reduced goodwill and thus, is not reflected in our consolidated statements of income for the nine months ended September 30, 2005.

        Changes in the restructuring accruals during the first nine months of 2005 were as follows (dollars in thousands):

	2003 initiatives		2004 initiatives		NEBS acquisition-related		Total

	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Balance, December 31, 2004	$4	3	$2,351	40	$14,556	625	$16,911	668
Restructuring charges	25	—	332	3	389	4	746	7
Restructuring reversals	—	—	(389)	(18)	(514)	(132)	(903)	(150)
Payments, primarily severance	(29)	(3)	(2,184)	(25)	(6,443)	(82)	(8,656)	(110)

Balance, September 30, 2005	$—	—	$110	—	$7,988	415	$8,098	415

        On a cumulative basis through September 30, 2005, the status of our restructuring accruals was as follows (dollars in thousands):

	2003 initiatives		2004 initiatives		NEBS acquisition-related		Total

	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected

Restructuring charges	$11,999	635	$5,847	486	$30,633	890	$48,479	2,011
Restructuring reversals	(1,320)	(62)	(523)	(36)	(514)	(134)	(2,357)	(232)
Payments, primarily severance	(10,679)	(573)	(5,214)	(450)	(22,131)	(341)	(38,024)	(1,364)

Balance, September 30, 2005	$—	—	$110	—	$7,988	415	$8,098	415

Note 9:   Debt

        Total debt outstanding was comprised of the following (in thousands):

	September 30, 2005	December 31, 2004

3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,866	$324,815
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,635	298,494
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,446	274,399
2.75% senior, unsecured notes due September 15, 2006	—	50,000
Long-term portion of capital lease obligations	5,152	6,140

Long-term portion of debt	903,099	953,848

Commercial paper	228,720	264,000
2.75% senior, unsecured notes due September 15, 2006	50,000	—
Variable rate senior, unsecured notes due November 4, 2005	25,000	25,000
Capital lease obligations due within one year	1,302	1,359

Current portion of debt	305,022	290,359

Total debt	$1,208,121	$1,244,207

        In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions on the three-year notes may not be made prior to their stated maturity. Principal redemptions on the ten-year notes may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. The notes were issued at a discount from par value. The resulting discount of $0.8 million is being amortized ratably as an increase to interest expense over the terms of the notes. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS (see Note 6). The fair market value of these notes was $572.1 million as of September 30, 2005, based on quoted market prices.

        In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, which became effective on October 27, 1995, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. The notes were issued at a discount from par value. The resulting discount of $1.9 million is being amortized ratably as an increase to interest expense over the ten-year term of the notes. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $283.9 million as of September 30, 2005, based on quoted market prices.

        In September 2003, we issued $50.0 million of 2.75% senior, unsecured notes maturing on September 15, 2006. The notes were issued under a shelf registration statement which became effective on July 8, 2003 and allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. Interest payments are due each March and September. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. Proceeds from the offering, net of offering costs, were $49.8 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $49.0 million as of September 30, 2005, based on quoted market prices.

        In November 2003, we issued $25.0 million of variable rate, senior, unsecured notes maturing on November 4, 2005. The notes were issued under the July 8, 2003 shelf registration statement. Interest payments are due each February, May, August and November at an annual interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate is reset on a quarterly basis. Principal redemptions may be made at our election prior to their stated maturity. The notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. Proceeds from the offering were $25.0 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was estimated to be $25.0 million as of September 30, 2005, based on a broker quote.

        As of September 30, 2005, we had a $500.0 million commercial paper program in place. The daily average amount of commercial paper outstanding during the first nine months of 2005 was $257.1 million at a weighted-average interest rate of 3.10%. As of September 30, 2005, $228.7 million was outstanding at a weighted-average interest rate of 3.77%. The daily average amount of commercial paper outstanding during 2004 was $344.7 million at a weighted-average interest rate of 1.59%. As of December 31, 2004, $264.0 million was outstanding at a weighted-average interest rate of 2.45%.

        We also have committed lines of credit which primarily support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants regarding the ratio of earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first nine months of 2005 or during 2004, and no amounts were outstanding under these lines of credit as of September 30, 2005. To the extent not needed to support outstanding commercial paper, we may borrow funds under our committed lines of credit. As of September 30, 2005, $271.3 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows (in thousands):

	Total Available	Expiration Date	Commitment fee

Five year line of credit	$275,000	July 2010	.090%
Five year line of credit	225,000	July 2009	.125%

Total committed lines of credit	500,000
Commercial paper outstanding	(228,720)

Net available for borrowing as of September 30, 2005	$271,280

        Absent certain defined events of default under our committed lines of credit, there are no significant contractual restrictions on our ability to pay cash dividends.

Note 10:   Derivative financial instruments

        During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the $600.0 million debt we issued in October 2004 (see Note 9). We terminated these agreements on September 28, 2004, yielding a deferred pre-tax loss of $23.6 million. This loss is reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and is being reclassified ratably to our statements of income as an increase to interest expense over the term of the related debt.

Note 11:   Pension and post-retirement benefits

        We have historically provided certain health care benefits for a large number of retired employees. In addition to our post-retirement benefit plans, we have a supplemental executive retirement plan (SERP) for certain NEBS employees and a pension plan which covers certain Canadian employees.

        Our pension and post-retirement benefit expense for the quarters ended September 30, 2005 and 2004 consisted of the following components (in thousands):

	Post-retirement benefit plans		Pension plans

	2005	2004	2005

Service cost	$195	$199	$69
Interest cost	1,729	1,486	138
Expected return on plan assets	(1,674)	(1,635)	(65)
Amortization of prior service benefit	(654)	(654)	—
Recognized amortization of net actuarial losses	2,344	1,759	—

Total benefit expense	$1,940	$1,155	$142

        Our pension and post-retirement benefit expense for the nine months ended September 30, 2005 and 2004 consisted of the following components (in thousands):

	Post-retirement benefit plans		Pension plans

	2005	2004	2005

Service cost	$586	$586	$205
Interest cost	5,187	4,525	411
Expected return on plan assets	(5,021)	(4,741)	(192)
Amortization of prior service benefit	(1,963)	(1,962)	—
Recognized amortization of net actuarial losses	7,031	5,586	—

Total benefit expense	$5,820	$3,994	$424

        During 2005, we expect to make benefit payments of approximately $12.0 million for our post-retirement medical plans. We also anticipate funding $0.5 million to our Canadian pension plan, as well as making benefit payments of $0.8 million for our pension plans.

        On January 21, 2005, final regulations implementing the Medicare Prescription Drug Improvement and Modernization Act of 2003 were issued. We do not believe that these regulations will have a significant impact on the accumulated post-retirement benefit obligation or the periodic benefit expense related to our post-retirement benefit plans.

Note 12:   Shareholders’ deficit

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

        In August 2002, our board of directors approved the repurchase of 12 million shares. These repurchases were completed in September 2003 at a cost of $503.2 million. In August 2003, the board authorized the repurchase of up to 10 million additional shares of our common stock. Through September 30, 2005, 2.1 million of these additional shares had been repurchased at a cost of $85.0 million. There have been no share repurchases under this authorization since the second quarter of 2004.

        Changes in shareholders’ deficit during the nine months ended September 30, 2005 were as follows (in thousands):

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ deficit
	Number of shares	Par value

Balance, December 31, 2004	50,266	$50,266	$20,761	$(235,651)	$(13,867)	$(178,491)
Net income	—	—	—	118,562	—	118,562
Cash dividends	—	—	—	(60,912)	—	(60,912)
Common shares issued	460	460	10,214	—	—	10,674
Tax benefit of stock options	—	—	1,537	—	—	1,537
Common shares retired	(40)	(40)	(1,492)	—	—	(1,532)
Fair value of employee stock-based compensation	2	2	6,932	—	—	6,934
Amortization of loss on derivatives, net of tax	—	—	—	—	1,932	1,932
Foreign currency translation adjustment	—	—	—	—	257	257
Unrealized loss on securities, net of tax	—	—	—	—	(27)	(27)

Balance, September 30, 2005	50,688	$50,688	$37,952	$(178,001)	$(11,705)	$(101,066)

        Accumulated other comprehensive loss was comprised of the following (in thousands):

	September 30, 2005	December 31, 2004

Unrealized loss on derivatives, net of tax	$(14,365)	$(16,297)
Unrealized gain on securities, net of tax	83	110
Foreign currency translation adjustment	2,577	2,320

Total	$(11,705)	$(13,867)

Note 13:   Business segment information

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

        The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. During 2004, corporate expenses were allocated to the segments based on segment revenues. On April 1, 2005, we modified our methodology for allocating corporate costs. Prior to this date, we did not allocate any corporate costs to the NEBS portion of our Small Business Services segment, as NEBS operations were not fully integrated into our corporate functions. On April 1, 2005, NEBS implemented certain of our corporate information systems and began utilizing corporate shared services functions. As such, we began allocating corporate costs to the NEBS portion of the Small Business Services segment for those corporate functions being utilized by the NEBS business. The corporate allocation includes expenses for various support activities such as executive management, finance and human resources and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Corporate assets consist primarily of cash, deferred taxes, investments and internal-use software related to corporate activities.

        We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

        The following is our segment information as of and for the quarters ended September 30, 2005 and 2004 (in thousands):

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated

Revenue from external customers:	2005	$226,614	$125,449	$60,438	$—	$412,501
	2004	226,823	176,487	68,889	—	472,199

Operating income:	2005	23,044	27,814	20,470	—	71,328
	2004	24,444	54,437	22,281	—	101,162

Depreciation and amortization of intangibles:	2005	17,381	4,041	2,047	—	23,469
	2004	18,355	11,037	2,655	—	32,047

Total assets:	2005	936,077	196,017	127,598	201,205	1,460,897
	2004	1,036,703	239,922	137,035	151,571	1,565,231

Capital purchases:	2005	4,229	3,579	389	7,990	16,187
	2004	1,290	1,764	1,083	8,352	12,489

        The following is our segment information as of and for the nine months ended September 30, 2005 and 2004 (in thousands):

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated

Revenue from external customers:	2005	$675,546	$420,057	$188,694	$—	$1,284,297
	2004	358,997	514,093	217,009	—	1,090,099

Operating income:	2005	69,946	99,501	60,367	—	229,814
	2004	63,780	135,793	63,318	—	262,891

Depreciation and amortization of intangibles:	2005	53,789	23,493	6,341	—	83,623
	2004	21,997	33,069	7,561	—	62,627

Total assets:	2005	936,077	196,017	127,598	201,205	1,460,897
	2004	1,036,703	239,922	137,035	151,571	1,565,231

Capital purchases:	2005	9,372	8,157	912	23,976	42,417
	2004	1,552	6,152	2,270	16,203	26,177

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        We provide a wide range of customized products and services: personalized printed items (checks, forms, business cards, stationery, greeting cards, labels and shipping and packaging supplies), promotional products and merchandising materials, fraud prevention services and customer retention programs. Through our various brands and businesses, our product and service offerings help financial institutions and small businesses better manage, promote, and grow their businesses. We also sell personalized checks and accessories directly to consumers. We are the largest provider of checks in the United States, both in terms of revenue and number of checks produced.

EXECUTIVE SUMMARY

        On June 25, 2004, we acquired New England Business Service, Inc. (NEBS). NEBS is a leading provider of business forms, checks and related products and services to small businesses. Accordingly, our consolidated results of operations include the results of NEBS from the acquisition date.

        Our results of operations for 2005 have been negatively impacted by lower volume in our Financial Services and Direct Checks segments caused by financial institution client losses, declining check usage and lower direct mail consumer response rates. Pricing pressure in our Financial Services segment also has had a negative impact on our operating results. Partially offsetting these negative trends is the addition of NEBS results and the related synergies, as well as the benefit of several cost reduction initiatives previously undertaken in response to declining revenue.

Consolidated Results of Operations for the Nine Months Ended September 30, 2005

•	Revenue was $1,284.3 million for 2005, up $194.2 million from 2004. NEBS contributed a revenue increase of $311.4 million.

•	Excluding the NEBS acquisition, units(1) were down 17.4%. The loss of a large financial institution client in late 2004 contributed approximately one-half of this decrease. The remainder of the volume decrease was due to the overall decline in the number of checks being written, recent client losses due to financial institution consolidations and lower direct mail consumer response rates for our Direct Checks segment.

•	Gross margin was 64.8% compared to 65.9% in 2004. NEBS results decreased our gross margin by 2.7 percentage points and pricing pressure in our Financial Services segment also had a negative impact. NEBS historically has had lower gross margins than our other businesses due to the nature of its diverse product line. Partially offsetting these factors were manufacturing efficiencies and cost synergies resulting from the NEBS acquisition.

•	Selling, general and administrative (SG&A) expense was 46.9% of revenue, compared to 41.8% in 2004. NEBS results increased our SG&A percentage by 1.9 percentage points. NEBS historically has had a higher SG&A percentage than our other businesses due to its greater reliance on direct mail and a direct sales force to acquire and retain customers. Additionally, these results include an increase of $19.3 million in amortization expense for certain acquisition-related intangible assets and an increase of $7.6 million in integration costs.

•	Operating margin was 17.9% compared to 24.1% in 2004. NEBS results, including acquisition-related amortization expense and integration costs, decreased our operating margin by 4.8 percentage points. The impact of the increases in acquisition-related amortization expense and integration costs contributed 2.1 of the 4.8 percentage point decrease attributable to NEBS, with the balance attributable to NEBS historically lower operating margin. The remainder of the decrease in operating margin was due primarily to continued pricing pressure in our Financial Services segment.

•	Interest expense was $41.6 million, up $22.4 million from 2004 due to higher interest rates and the debt issued to finance the NEBS acquisition.

•	Net income was $118.6 million, or $2.33 per diluted share, compared to $151.2 million, or $2.99 per diluted share in 2004.

    (1)   Units represent an equivalent quantity of checks sold calculated across all check-related product lines.

Cash Flow/Financial Condition

•	Cash provided by operating activities of continuing operations was $113.6 million for the first nine months of 2005, down $100.9 million from the first nine months of 2004. The decrease was due to higher contract acquisition payments related to financial institution contracts, higher income tax and interest payments and higher employee profit sharing and pension contributions related to our 2004 operating results. These decreases were partially offset by NEBS operating cash flows.

•	Purchases of capital assets increased $16.2 million to $42.4 million, as compared to the first nine months of 2004. Capital purchases in 2005 primarily related to our planned installation of the SAP sales and distribution module in portions of our order processing and call center operations, as well as NEBS implementation of certain SAP finance and other modules in the second quarter of 2005.

•	During the third quarter of 2005, we completed the sale of our apparel business, PremiumWear, which we acquired as part of the NEBS acquisition. Net proceeds from the sale were $15.0 million, resulting in a pre-tax gain of $0.1 million.

•	We have not purchased common shares under our board-approved share repurchase plan since the second quarter of 2004, as we utilized our financial resources to complete the acquisition of NEBS. During the first half of 2004, we spent $26.6 million on common share repurchases.

•	Shareholders’ deficit decreased $77.4 million from December 31, 2004, primarily because we generated net income of $118.6 million and we issued shares under employee plans of $10.7 million. These deficit decreases were partially offset by cash dividends of $60.9 million.

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

        One of our main focuses continues to be the integration of NEBS and the implementation of our strategy to capitalize on the interdependency between our Small Business Services and Financial Services segments. The relationships we have with financial institutions help generate small business referrals which we serve through our Small Business Services segment. We believe Small Business Services provides one of the most comprehensive product and service offerings for small businesses. This allows us to meet the needs of small businesses, which in turn, strengthens our ability to retain and acquire clients in our Financial Services segment.

        We are focused on driving revenue growth by introducing new product offerings and improving the effectiveness of our marketing approach and call centers. Examples of these efforts are as follows:

•

Small Business Services continues to develop ways to leverage the many small business products and sales channels we possess as a result of the NEBS acquisition. We have launched our new Deluxe Business Advantage(SM) program. This program provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses based on a number of service level options available. Our customer care center expertise has been combined with our sales force, which makes one-on-one contact with small businesses and financial institution branches more effective. This better positions us to meet the needs of small business and financial institution customers. Our broader set of capabilities also differentiates us from our competitors.

•

Small Business Services has designed a tiered model for segmenting small business customers. This allows us to direct our marketing approach based on how often a customer orders, the dollar value of an average order, which order channel the customer prefers and their loyalty to our brand or brands. The model is designed to align our resources in the most productive and cost effective manner.

•

In addition to leveraging the synergies between our Financial Services and Small Business Services segments, Financial Services utilizes the DeluxeSelect(SM) program to interact directly with the customers of financial institutions and to leverage our extensive market research and knowledge of consumer behaviors and preferences. Direct interaction with consumers often leads to increased sales of premium-priced licensed and specialty check designs and additional value-added products and services such as fraud prevention and express delivery.

•

In Direct Checks, we have attempted to maximize revenue per order by encouraging consumers to place their orders by phone, where our sales associates have the opportunity to interact with the consumer. Typically, phone orders result in higher revenue per order than other order channels. For the first nine months of 2005, the number of phone orders increased 9.6% as compared to 2004. We also continue to refine our marketing approach in this segment as we address the factors resulting in lower customer response and retention rates.

        At the same time, we face challenges in our business. Two of our largest product groups, checks and business forms, are mature products and their use has been declining. According to our estimates, the total number of checks written in the United States has been in decline as a result of alternative payment methods such as credit and debit cards, smart cards, electronic and other bill paying services and internet-based payment services. Because check usage is declining and financial institutions are consolidating, we also have been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Our traditional financial institution relationships are typically formalized through supply contracts averaging three to five years in duration. As we compete to retain and obtain financial institution business in the face of declining volume, the resulting pricing pressure has reduced our profit margins, and we expect this trend to continue. This pressure also impacts the timing of cash flows related to product discounts. Clients have increasingly required pre-paid discounts in the form of up-front cash payments during the past year, as opposed to receiving higher discount levels throughout the term of the contract.

        A 2004 Federal Reserve study reported that the check is still the largest single non-cash payment method in the United States, accounting for approximately 45% of all non-cash payments. This is, however, a decrease from the previous Federal Reserve Study published in 2002 which reported that checks comprised approximately 60% of all non-cash payments. The report does note that this measure excludes checks written which are converted into electronic transactions at the point of sale. The Federal Reserve Study also indicated that consumer checks are declining faster than business checks.

        Business forms products also are maturing. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide an alternate means to print business forms. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products.

        Our Direct Checks segment and portions of our Small Business Services segment have been impacted by reduced customer response rates to direct mail advertisements. The DMA 2004 Response Rate Report published by the Direct Marketing Association and our own experience indicate that direct-to-consumer media response rates are declining across a wide variety of products and services. Additionally, we believe that the decline in our customer response rates is attributable to the decline in check usage, the gradual obsolescence of standardized forms products, an increase in financial institutions providing free checks to consumers and the declining number of first-time customers. With over 41 million customers who have purchased from our Direct Checks segment, fewer consumers are eligible for the lower introductory prices we offer first-time customers.

        We acquired several new financial institution clients this year, including three major financial institutions, and we have renewed our relationship with another major client. We expect that this new business will partially offset the impact of a large financial institution client we lost in late 2004. We expect to see the business activity from the new clients grow over the next several months, with the full impact expected in the second quarter of 2006. At the same time, recent client losses from financial institution consolidations will continue to have a negative impact on volume, which will be fully reflected in our results of operations for the fourth quarter of 2005. Overall, we expect that volume for our Financial Services segment will decline in 2006, as compared to 2005, due to the continuing decline in check usage and the factors discussed here.

        On the cost side of our business, we continue to focus on cost management and operational excellence. In 2004, we closed six printing facilities and we have announced our intention to close two additional printing facilities. The application of lean principles in our manufacturing area has resulted in increased efficiencies, and we are applying these principles throughout the rest of the company. Additionally, in integrating NEBS, we plan to realize cost synergies of at least $25 million annually beginning this year. These synergies represent reduced costs in relation to NEBS and Deluxe historical results of operations. Synergies result through eliminating redundancies, leveraging our shared services environment, realizing the benefits of increased purchasing power and enhancing productivity by implementing lean principles and sharing best practices. The benefit of these integration synergies will be reflected in the results of all of our business segments.

        Looking at economic indicators, a key measure for our Small Business Services segment is small business confidence. Key trends in this area continued to be positive through the first nine months of 2005. In October, the National Federation of Independent Business (NFIB) reported that small business sales levels, employment and capital spending continued to be positive, and the NFIB’s measure of small business optimism continued to be strong through September. Our Financial Services and Direct Checks segments are primarily impacted by consumer spending and employment levels. We estimate that consumer spending growth in the first nine months of 2005 continued at a moderate level. Economy.com’s U.S. Macro Outlook dated October 11, 2005, indicates that higher energy prices could result in slower consumer spending in the fourth quarter of this year. Employment growth for September was down following strong gains in July and August. The U.S. Department of Labor, Bureau of Labor Statistics (BLS) estimates that September employment growth would have been similar to July and August without the impact of Hurricane Katrina. As all economic measures fell somewhat in the month of September, our outlook for the fourth quarter assumes a slightly negative impact from economic factors.

CONSOLIDATED RESULTS OF OPERATIONS

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

	Quarter Ended September 30,		Increase/(Decrease)

(in thousands, except per share amounts)	2005	2004	$	%

Income from continuing operations	$37,620	$57,754	$(20,134)	(34.	9%)
Net loss from discontinued operations	(486)	(249)	(237)	(95.	2%)

Net income	$37,134	$57,505	$(20,371)	(35.	4%)

Net income per share:
Basic	$0.73	$1.15	$(0.42)	(36.	5%)
Diluted	0.73	1.14	(0.41)	(36.	0%)

Weighted-average number of shares outstanding:
Basic	50,655	50,121	534	1.1%
Diluted (includes potential common shares)	51,082	50,575	507	1.0%

        Income from continuing operations – The decrease in income from continuing operations in the third quarter of 2005, as compared to 2004, was due to lower volume resulting from the continuing decline in check usage, recent client losses due to financial institution consolidations, lower direct mail response rates and customer retention for our Direct Checks segment, and the loss of a large financial institution client in late 2004. Additionally, our results were negatively impacted by continued pricing pressure within our Financial Services segment and revenue of $7.7 million from a contract termination payment in the third quarter of 2004. These decreases were partially offset by manufacturing productivity improvements, cost reductions associated with the lower revenue and cost synergies resulting from the NEBS acquisition.

        Net loss from discontinued operations – Discontinued operations in 2005 include the results of the apparel business acquired from NEBS. This business was sold in the third quarter of 2005, resulting in a pre-tax gain of $0.1 million. In addition to the apparel business, discontinued operations in 2004 also include the European operations of NEBS which we sold in the fourth quarter of 2004.

Consolidated Revenue

	Quarter Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$412,501	$472,199	$(59,698)	(12.	6%)

        The decrease in revenue in the third quarter of 2005, as compared to 2004, was primarily due to a decline in volume for our Financial Services and Direct Checks segments. The loss of a large financial institution client in late 2004 was the largest single contributor to the volume decline. In addition, the volume decrease was due to the overall decline in the number of checks being written as a result of the increasing use of alternative payment methods, recent client losses due to financial institution consolidations and the following factors specific to our Direct Checks segment: lower direct mail consumer response rates, lower customer retention and an increase in financial institutions offering free checks to consumers. On a total company basis, financial institution free check programs result in either the sale of a lower-priced product or a lost sale, depending on whether the financial institution is a client of our Financial Services segment. Revenue was also negatively impacted by continued pricing pressure in our Financial Services segment and a $7.7 million contract termination payment in the third quarter of 2004. Partially offsetting these revenue decreases was increased revenue per order for our Direct Checks segment due to a shift from the mail order channel to the internet and phone order channels, which typically result in higher revenue per order. Additionally, Direct Checks reorders, which generate higher revenue per order, have become a larger percentage of total orders.

Consolidated Gross Margin

	Quarter Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Gross profit	$263,253	$310,436	$(47,183)	(15.2%)
Gross margin	63.8%	65.7%	—	(1.9	) points

        Gross margin decreased in the third quarter of 2005, as compared to 2004, due to continued pricing pressure in our Financial Services segment, higher depreciation expense for our Small Business Services segment, a shift in product mix and higher material costs for petroleum-based products. Additionally, higher contract termination payments in the third quarter of 2004 contributed a 0.6 point decrease in gross margin. Partially offsetting these decreases was continued productivity improvements, on-going cost management efforts and cost synergies resulting from the NEBS acquisition.

Consolidated Selling, General & Administrative Expense

	Quarter Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Selling, general and administrative expense	$191,925	$209,274	$(17,349)	(8.3%)
SG&A as a percentage of revenue	46.5%	44.3%	—	2.2	points

        The decrease in SG&A expense in the third quarter of 2005, as compared to 2004, was primarily due to cost reduction actions taken in response to declining revenue and cost synergies resulting from the NEBS acquisition. SG&A expense as a percentage of revenue increased in the third quarter of 2005, as compared to 2004, due to the decline in revenue being greater than the reduction in fixed SG&A expense, as well as spending on strategic initiatives in Small Business Services.

Interest Expense

	Quarter Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Interest expense	$13,661	$8,877	$4,784	53.9%

        The increase in interest expense in the third quarter of 2005, as compared to 2004, was due primarily to higher interest rates. During the third quarter of 2005, we had weighted-average debt outstanding of $1,230.9 million at a weighted-average interest rate of 4.25%. During the third quarter of 2004, we had weighted-average debt outstanding of $1,313.6 million at a weighted-average interest rate of 2.57%.

Provision for Income Taxes

	Quarter Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Provision for income taxes	$20,722	$35,150	$(14,428)	(41.0%)
Effective tax rate	35.5%	37.8%	—	(2.3	) points

        The decrease in our effective tax rate for the third quarter of 2005, as compared to 2004, was primarily due to the new federal qualified production activity deduction which was passed as part of the American Jobs Creation Act of 2004, as well as changes in our state tax rates due to changes in our legal entity structure. These impacts were partially offset by lower federal tax credits in 2005. We expect our tax rate for the fourth quarter of 2005 to be approximately 37.1%.

Earnings before Interest, Taxes, Depreciation and Amortization of Intangibles (EBITDA)

	Quarter Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

EBITDA	$95,281	$133,229	$(37,948)	(28.5%	)
Depreciation	(6,815)	(8,899)	2,084	23.4%
Amortization of intangibles	(16,654)	(23,148)	6,494	28.1%

Earnings before interest and taxes (EBIT)	71,812	101,182	(29,370)	(29.0%	)
Interest expense, net	(13,470)	(8,278)	(5,192)	(62.7%	)
Provision for income taxes	(20,722)	(35,150)	14,428	41.0%
Discontinued operations	(486)	(249)	(237)	(95.2%	)

Net income	$37,134	$57,505	$(20,371)	(35.4%	)

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

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,		Increase/(Decrease)

(in thousands, except per share amounts)	2005	2004	$	%

Income from continuing operations	$119,351	$151,442	$(32,091)	(21.2%	)
Net loss from discontinued operations	(789)	(287)	(502)	(174.9%	)

Net income	$118,562	$151,155	$(32,593)	(21.6%	)

Net income per share:
Basic	$2.35	$3.02	$(0.67)	(22.2%	)
Diluted	2.33	2.99	(0.66)	(22.1%	)

Weighted-average number of shares outstanding:
Basic	50,535	50,089	446	0.9%
Diluted (includes potential common shares)	50,922	50,516	406	0.8%

        Income from continuing operations – The decrease in income from continuing operations in the first nine months of 2005, as compared to 2004, was due to lower volume resulting from the continuing decline in check usage, recent client losses due to financial institution consolidations, lower direct mail response rates and customer retention for our Direct Checks segment, and the loss of a large financial institution client in late 2004. Additionally, our results were negatively impacted by continued pricing pressure within our Financial Services segment, amortization resulting from the NEBS acquisition and higher interest expense due to higher interest rates and financing associated with the NEBS acquisition. These decreases were partially offset by the contribution of the NEBS business, increased sales of premium-priced licensed and specialty checks designs and additional value-added products and services, manufacturing productivity improvements, cost management efforts and cost synergies resulting from the NEBS acquisition.

        Loss from discontinued operations – Discontinued operations in 2005 include the results of the apparel business acquired from NEBS. This business was sold in the third quarter of 2005, resulting in a pre-tax gain of $0.1 million. In addition to the apparel business, discontinued operations in 2004 also include the European operations of NEBS which we sold in the fourth quarter of 2004.

Consolidated Revenue

	Nine Months Ended September 30,		Increase/(Decrease)

(dollars in thousands)	2005	2004	$	%

Revenue	$1,284,297	$1,090,099	$194,198	17.8%

        The acquisition of NEBS contributed an increase in revenue of $311.4 million in the first nine months of 2005. The $117.2 million decrease in revenue for our other businesses compared to 2004 was primarily due to a decline in volume for our Financial Services and Direct Checks segments. The loss of a large financial institution client in late 2004 was the largest single contributor to the volume decline. In addition, the volume decrease was due to the overall decline in the number of checks being written as a result of the increasing use of alternative payment methods, recent client losses due to financial institution consolidations and the following factors specific to our Direct Checks segment: lower direct mail consumer response rates, lower customer retention and an increase in financial institutions offering free checks to consumers. On a total company basis, financial institution free check programs result in either the sale of a lower-priced product or a lost sale, depending on whether the financial institution is a client of our Financial Services segment. Revenue was also negatively affected by continued pricing pressure in our Financial Services segment. Partially offsetting these decreases was increased revenue per order for our Direct Checks segment due to a shift from the mail order channel to the internet and phone order channels, which typically result in higher revenue per order. Additionally, Direct Checks reorders, which generate higher revenue per order, have become a larger percentage of total orders, and we benefited from price increases in our Direct Checks and Small Business Services segments.

Consolidated Gross Margin

	Nine Months Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Gross profit	$832,205	$718,826	$113,379	15.8%
Gross margin	64.8%	65.9%	—	(1.1	) points

        Gross margin decreased in the first nine months of 2005, as compared to 2004, due to the addition of NEBS operations. NEBS historical gross margins have been seven to eight points lower than our other businesses because of its non-check product mix. This translated into a 2.7 percentage point decrease in our consolidated gross margin in the first nine months of 2005. Additionally, pricing pressure in our Financial Services segment continued. Offsetting these decreases was the increase in Direct Checks revenue per order discussed earlier, continued productivity improvements, on-going cost management efforts, including the closing of six printing facilities in 2004, as well as cost synergies resulting from the NEBS acquisition.

Consolidated Selling, General & Administrative Expense

	Nine Months Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Selling, general and administrative expense	$602,391	$455,935	$146,456	32.1%
SG&A as a percentage of revenue	46.9%	41.8%	—	5.1	points

        The increase in SG&A expense in the first nine months of 2005, as compared to 2004, was primarily due to expenses of the acquired NEBS business, an increase of $19.3 million in acquisition-related amortization expense for certain intangible assets and an increase of $7.6 million in integration expenses. Partially offsetting these increases were cost reduction actions taken in response to declining revenue, cost synergies resulting from the NEBS acquisition and a $4.5 million decrease in Direct Checks advertising expense due to spending for new product initiatives in 2004.

        SG&A expense as a percentage of revenue increased in the first nine months of 2005, as compared to 2004, primarily due to the decline in revenue being greater than the reduction in fixed SG&A expense. Additionally, NEBS results increased our SG&A percentage by 1.9 percentage points. NEBS has historically had a higher SG&A percentage than our other businesses due to its greater reliance on direct mail and a direct sales force to acquire and retain customers and not utilizing a shared services environment for SG&A functions. Additionally, as previously discussed, these results included an increase of $19.3 million in acquisition-related amortization expense and an increase of $7.6 million in integration expenses.

Interest Expense

	Nine Months Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Interest expense	$41,635	$19,255	$22,380	116.2%

        The increase in interest expense in the first nine months of 2005, as compared to 2004, was due to higher interest rates and our higher debt level resulting from the acquisition of NEBS. During the first nine months of 2005, we had weighted-average debt outstanding of $1,239.4 million at a weighted-average interest rate of 4.14%. During the first nine months of 2004, we had weighted-average debt outstanding of $829.9 million at a weighted-average interest rate of 2.97%.

Provision for Income Taxes

	Nine Months Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Provision for income taxes	$70,391	$93,663	$(23,272)	(24.8%)
Effective tax rate	37.1%	38.2%	—	(1.1	) points

        The decrease in our effective tax rate for the first nine months of 2005, as compared to 2004, was primarily due to the new federal qualified production activity deduction which was passed as part of the American Jobs Creation Act of 2004, as well as changes in our state tax rates due to changes in our legal entity structure. These impacts were partially offset by lower federal tax credits in 2005.

Earnings before Interest, Taxes, Depreciation and Amortization of Intangibles (EBITDA)

	Nine Months Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

EBITDA	$314,452	$326,191	$(11,739)	(3.6%	)
Depreciation	(21,028)	(18,765)	(2,263)	(12.1%	)
Amortization of intangibles	(62,595)	(43,862)	(18,733)	(42.7%	)

EBIT	230,829	263,564	(32,735)	(12.4%	)
Interest expense, net	(41,087)	(18,459)	(22,628)	(122.6%	)
Provision for income taxes	(70,391)	(93,663)	23,272	24.8%
Discontinued operations	(789)	(287)	(502)	(174.9%	)

Net income	$118,562	$151,155	$(32,593)	(21.6%	)

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

        Details concerning the assets acquired and liabilities assumed are presented in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004. Our allocation of the purchase price reflected $29.7 million of restructuring accruals for NEBS activities which we have decided to exit. These accruals primarily included severance payments, as well as $2.8 million due under noncancelable operating leases on facilities which have been or will be vacated as we consolidate operations. The severance accruals included payments due to 773 employees. This includes employees in the Tucker, Georgia printing facility which was closed during the fourth quarter of 2004, the Los Angeles, California facility which we plan to close by the end of 2005 and the Athens, Ohio facility which we will begin closing in 2005 and which we believe will be completely closed by mid-2006. Additionally, the accruals include employees in various functional areas throughout the organization resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also include amounts due to certain former NEBS executives under change of control provisions included in their employment agreements, as we eliminated redundancies between the two companies. Restructuring payments are expected to be substantially completed by the end of 2006, utilizing cash from operations. As a result of these facility closures and employee reductions, we expect to realize cost savings of approximately $7 million in cost of goods sold and $18 million in SG&A expense in 2006, in comparison to NEBS historical results of operations.

        During the fourth quarter of 2004, we disposed of substantially all of the operations of NEBS European businesses. Not included in this sale was a building located in the United Kingdom. This building remains for sale and it is our intention to complete this sale in 2005 or early 2006. In December 2004, we announced the planned sale of NEBS’ apparel business known as PremiumWear. This sale was completed in the third quarter of 2005, generating net proceeds of $15.0 million and a pre-tax gain of $0.1 million. The results of operations of these businesses are reflected as discontinued operations in our consolidated financial statements.

SEGMENT RESULTS

        Additional financial information regarding our business segments appears under the caption “Note 13: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I of this report.

Small Business Services

        Small Business Services sells business checks, forms and related printed products to more than six million small businesses and home offices. We also distribute packaging, shipping and warehouse supplies, advertising specialties and other business products, and offer payroll services. These products are sold through direct response marketing, financial institution referrals and via sales representatives, independent distributors and the internet. The following table shows the results of this segment for the quarters ended September 30, 2005 and 2004 (in thousands):

	Quarter Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$226,614	$226,823	$(209)	(0.1%)
Operating income	23,044	24,444	(1,400)	(5.7%)
% of revenue	10.2%	10.8%	—	(0.6	) point

        Revenue was flat compared to 2004 as growth in our financial institution referral program was offset by the loss of a large financial institution client in late 2004, as well as recent client losses due to financial institution consolidations.

        The decrease in operating income was due to several factors: higher depreciation expense, a shift in product mix to those for which we outsource production, higher material costs for petroleum-based products, a higher percentage of corporate overhead allocations as described in the next paragraph, and costs associated with new growth initiatives. Partially offsetting these decreases were cost synergies resulting from the acquisition of NEBS and a $1.2 million decrease in acquisition-related amortization expense.

        As discussed under the caption “Note 13: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I of this report, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005. As such, Small Business Services now bears a larger portion of corporate costs. This change resulted in a $3.3 million decrease in Small Business Services operating income in the third quarter of 2005.

        The following table shows the results of this segment for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$675,546	$358,997	$316,549	88.2%
Operating income	69,946	63,780	6,166	9.7%
% of revenue	10.4%	17.8%	—	(7.4	) points

        The NEBS acquisition contributed an increase in revenue of $311.4 million in the first nine months of 2005. Additionally, the increase in revenue resulted from price increases, increased financial institution referrals and our ability to cross-sell the many small business products we possess as a result of the NEBS acquisition. These increases were partially offset by the loss of a large financial institution client in late 2004.

        The increase in operating income was due to the acquisition of NEBS, price increases and lower delivery and materials costs as we were able to negotiate lower prices subsequent to the NEBS acquisition. A $19.3 million increase in acquisition-related amortization expense and a $7.6 million increase in integration costs were more than offset by the $28.4 million contribution from the NEBS business. Additionally, as discussed earlier, the allocation of corporate costs to the NEBS portion of Small Business Services resulted in a decrease of $7.9 million in Small Business Services operating income in the first nine months of 2005. The decrease in operating margin was due to NEBS lower margin business. NEBS historically has had lower operating margins than our other businesses because of its non-check product mix and its greater reliance on direct mail and a direct sales force to acquire and retain customers.

Financial Services

        Financial Services sells personal and business checks and related products and services to financial institutions. Value-added services offered to our financial institution clients include customized reporting, file management, expedited account conversion support and fraud prevention. The following table shows the results of this segment for the quarters ended September 30, 2005 and 2004 (in thousands):

	Quarter Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$125,449	$176,487	$(51,038)	(28.9%)
Operating income	27,814	54,437	(26,623)	(48.9%)
% of revenue	22.2%	30.8%	—	(8.6	) points

        The decrease in revenue was due to a decline in volume resulting from the loss of a large financial institution client in late 2004, the continuing decline in the number of checks being written due to the increasing use of alternative payment methods and recent client losses due to financial institution consolidations. Pricing pressure also continued to have a negative impact and 2004 revenue includes $7.7 million from a contract termination payment.

        The decrease in operating income was due to the revenue decline partially offset by productivity improvements, cost management efforts, including the closing of one printing facility in the fourth quarter of 2004 and cost synergies resulting from the NEBS acquisition. Additionally, as discussed earlier, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005. This change benefited Financial Services, as NEBS now bears a portion of corporate costs. This change resulted in a $2.2 million benefit to Financial Services in the third quarter of 2005.

        The following table shows the results of this segment for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$420,057	$514,093	$(94,036)	(18.3%)
Operating income	99,501	135,793	(36,292)	(26.7%)
% of revenue	23.7%	26.4%	—	(2.7	) points

        The decrease in revenue was due to a decline in volume resulting from the loss of a large financial institution client in late 2004, the continuing decline in the number of checks being written due to the increasing use of alternative payment methods and recent client losses due to financial institution consolidations. Pricing pressure also continued to have a negative impact.

        The decrease in operating income was the result of the revenue decline, partially offset by productivity improvements, cost management efforts, including the closing of four printing facilities in 2004 and cost synergies resulting from the NEBS acquisition. Additionally, as discussed earlier, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005. This change benefited Financial Services, as NEBS now bears a portion of corporate costs. This change resulted in a $5.3 million benefit to Financial Services in the first nine months of 2005.

Direct Checks

        Direct Checks sells checks and related products directly to consumers through direct mail and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including freestanding inserts in newspapers, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names. The following table shows the results of this segment for the quarters ended September 30, 2005 and 2004 (in thousands):

	Quarter Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$60,438	$68,889	$(8,451)	(12.3%)
Operating income	20,470	22,281	(1,811)	(8.1%)
% of revenue	33.9%	32.3%	—	1.6	points

        The decrease in revenue was due to lower volume resulting from an overall decline in the number of checks being written, lower consumer response rates to direct mail advertisements, lower customer retention and an increase in financial institutions offering free checks to consumers. Partially offsetting the revenue pressures from the volume decline was an increase in revenue per order due to our successful efforts to shift mail orders to the internet and phone order channels, which typically result in higher revenue per order. Additionally, Direct Checks reorders, which generate higher revenue per order, have become a larger percentage of total orders.

        The decrease in operating income was primarily due to the revenue decline, partially offset by productivity improvements and cost management efforts, including savings realized from employee reductions. Additionally, as discussed earlier, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005. This change benefited Direct Checks, as NEBS now bears a portion of corporate costs. This change resulted in a $1.1 million benefit to Direct Checks in the third quarter of 2005. Operating income as a percentage of revenue increased compared to 2004 due to the increase in revenue per order and the cost decreases discussed here.

        The following table shows the results of this segment for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)

(in thousands)	2005	2004	$	%

Revenue	$188,694	$217,009	$(28,315)	(13.0%)
Operating income	60,367	63,318	(2,951)	(4.7%)
% of revenue	32.0%	29.2%	—	2.8	points

        The decrease in revenue was due to lower volume resulting from an overall decline in the number of checks being written, lower consumer response rates to direct mail advertisements, lower customer retention and an increase in financial institutions offering free checks to consumers. Partially offsetting the revenue pressures from the volume decline was an increase in revenue per order due to our successful efforts to shift mail orders to the internet and phone order channels, which typically result in higher revenue per order. Additionally, Direct Checks reorders, which generate higher revenue per order, have become a larger percentage of total orders, and we benefited from price increases implemented in 2004.

        The decrease in operating income was primarily due to the revenue decline, partially offset by productivity improvements, cost management efforts, including savings realized from employee reductions and a $4.5 million decrease in advertising costs related to new product initiatives in 2004. Additionally, as discussed earlier, the allocation of corporate costs to the NEBS portion of Small Business Services resulted in a $2.6 million benefit to Direct Checks in the first nine months of 2005. Operating income as a percentage of revenue increased compared to 2004 due to the increase in revenue per unit and the cost decreases discussed here.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

        As of September 30, 2005, we held cash and cash equivalents of $15.4 million. The following table shows our cash flow activity for the nine months ended September 30, 2005 and 2004, and should be read in conjunction with the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)

	2005	2004	$

Continuing operations:
Net cash provided by operating activities	$113,598	$214,469	$(100,871)
Net cash used by investing activities	(42,732)	(651,962)	609,230
Net cash (used) provided by financing activities	(82,395)	449,027	(531,422)
Effect of exchange rate change on cash	358	471	(113)

Net cash (used) provided by continuing operations	(11,171)	12,005	(23,176)
Net cash provided (used) by discontinued operations	11,127	(1,680)	12,807

Net change in cash and cash equivalents	$(44)	$10,325	$(10,369)

        The $100.9 million decrease in cash provided by operating activities in the first nine months of 2005, as compared to 2004, was due primarily to increases in contract acquisition payments related to new financial institution contracts, higher income tax payments due to the reversal of favorable timing differences, higher interest payments due to higher interest rates and our higher debt level, as well as higher employee profit sharing and pension payments related to our 2004 operating results. These decreases in cash provided by operating activities were partially offset by NEBS positive operating cash flows.

        Included in cash provided by operating activities in the first nine months of 2005 and 2004 were the following operating cash outflows (in thousands):

	Nine Months Ended September 30,

	2005	2004

Income tax payments	$74,756	$57,616
Contract acquisition payments	67,423	9,869
Employee profit sharing and pension payments	40,033	26,668
Voluntary employee beneficiary trust contributions	39,466	37,994
Interest payments	33,144	17,894

        Cash used by investing activities for the first nine months of 2005 was $609.2 million lower than 2004 due primarily to the acquisition of NEBS in 2004. Cash used by financing activities for the first nine months of 2005 was $531.4 million higher than 2004 due to cash provided by borrowings in 2004 related to financing the acquisition of NEBS, partially offset by the payment of NEBS long-term debt in 2004 and share repurchases in 2004. Net cash provided by discontinued operations for the first nine months of 2005 was $12.8 million higher than 2004 due primarily to the sale of our apparel business which generated net cash proceeds of $15.0 million.

        Significant cash inflows, excluding those related to operating activities, for each period were as follows (in thousands):

	Nine Months Ended September 30,

	2005	2004

Proceeds from long-term debt, net of debt issuance costs	$—	$595,603
Net borrowings of short-term debt	—	105,356
Proceeds from shares issued under employee plans	10,674	17,913

        Significant cash outflows, excluding those related to operating activities, for each period were as follows (in thousands):

	Nine Months Ended September 30,

	2005	2004

Cash dividends paid to shareholders	$60,912	$55,701
Purchases of capital assets	42,417	26,177
Net payments of short-term debt	35,280	—
Payments for acquisitions, net of cash acquired	2,888	624,199
Payments on long-term debt	1,022	166,592
Payments for common shares repurchased	—	26,637

        We believe that two important measures of our financial strength are the ratio of EBIT(1) to interest expense, and the ratio of free cash flow(2) to total debt.

        EBIT to interest expense was 5.7 times on a trailing four-quarter basis through September 30, 2005 and 10.6 times for 2004. Our committed lines of credit contain a covenant requiring a minimum EBIT to interest expense ratio on a trailing four-quarter basis of 3.0 times. The decrease in this ratio in 2005 was expected and was due to higher interest expense resulting from higher interest rates, as well as higher debt levels to fund the acquisition of NEBS in June 2004. We believe the risk of violating this financial covenant is low as we expect solid profitability and cash flow to continue. The comparable ratio of net income to interest expense was 3.0 times on a trailing four-quarter basis through September 30, 2005 and 6.0 times for 2004.

        Free cash flow to total debt was 5.6% on a trailing four-quarter basis through September 30, 2005 and 15.2% for 2004. We calculate free cash flow as cash provided by operating activities less purchases of capital assets and dividends paid to shareholders. The decrease in 2005, as compared to 2004, was due to the decrease in operating cash flow in the first nine months of 2005 discussed earlier. The comparable ratio of net cash provided by operating activities to total debt was 17.1% on a trailing four-quarter basis through September 30, 2005 and 24.7% for 2004.

(1)	Further information regarding our use of EBIT was provided earlier under Consolidated Results of Operations. EBIT on a trailing four-quarter basis is derived from net income as follows (in thousands):

	Twelve Months Ended

	September 30, 2005	December 31, 2004

EBIT	$315,620	$348,354
Interest expense, net	(54,110)	(31,481)
Provision for income taxes	(94,953)	(118,225)
Discontinued operations	(1,159)	(657)

Net income	$165,398	$197,991

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

	Twelve Months Ended

	September 30, 2005	December 31, 2004

Free cash flow	$67,150	$189,472
Purchases of capital assets	60,057	43,817
Cash dividends paid to shareholders	79,513	74,302

Net cash provided by operating activities of continuing operations	$206,720	$307,591

        Total debt outstanding was comprised of the following (in thousands):

	September 30, 2005	December 31, 2004

3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,866	$324,815
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,635	298,494
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,446	274,399
2.75% senior, unsecured notes due September 15, 2006	—	50,000
Long-term portion of capital lease obligations	5,152	6,140

Long-term portion of debt	903,099	953,848

Commercial paper	228,720	264,000
2.75% senior, unsecured notes due September 15, 2006	50,000	—
Variable rate senior, unsecured notes due November 4, 2005	25,000	25,000
Capital lease obligations due within one year	1,302	1,359

Current portion of debt	305,022	290,359

Total debt	$1,208,121	$1,244,207

        Further information concerning our outstanding debt can be found under the caption “Note 9: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I of this report.

        We also have committed lines of credit which primarily support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants regarding the ratio of EBIT to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during the first nine months of 2005 or during 2004, and no amounts were outstanding under these lines of credit as of September 30, 2005. To the extent not needed to support outstanding commercial paper, we may borrow funds under our committed lines of credit. As of September 30, 2005, $271.3 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows (in thousands):

	Total Available	Expiration Date	Commitment Fee

Five year line of credit	$275,000	July 2010	.090%
Five year line of credit	225,000	July 2009	.125%

Total committed lines of credit	500,000
Commercial paper outstanding	(228,720)

Net available for borrowing as of September 30, 2005	$271,280

        Absent certain defined events of default under our committed lines of credit, there are no significant contractual restrictions on our ability to pay cash dividends.

        In August 2003, our board of directors authorized the repurchase of up to 10 million shares of our common stock. As of September 30, 2005, we had repurchased 2.1 million shares under this authorization. Although this authorization remains in place, we do not plan to repurchase a significant number of additional shares in the near future. Instead, we intend to focus on paying down the debt we issued to complete the NEBS acquisition.

        We believe our future cash flows generated by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the foreseeable future. In October 2005, Standard and Poor’s credit rating agency (S&P) placed our long-term corporate credit and senior unsecured debt ratings on CreditWatch with negative implications. At the same time, S&P affirmed our A-2 short-term corporate credit and commercial paper ratings. S&P stated that the CreditWatch listing reflects our lower revenue and earnings guidance. S&P also indicated that if it lowers our long-term ratings following an evaluation of our operating and financial strategies, they expect it to be lowered one notch to BBB. If such a downgrade occurs, we do not expect it will impact our ability to borrow, and our credit facilities do not have covenants or events of default tied to our credit ratings.

        Changes in financial condition – Other current assets increased $13.6 million from December 31, 2004. The increase resulted from contributions to the VEBA trust which we use to fund employee and retiree medical costs, as well as severance benefits. During the nine months ended September 30, 2005, we contributed $39.5 million to the trust. Partially offsetting this increase was the use of VEBA funds to pay medical and severance benefits.

        Other non-current assets increased $26.4 million from December 31, 2004. The increase was primarily related to contract acquisition costs of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the first nine months of 2005 were as follows (in thousands):

Balance, December 31, 2004	$83,825
Cash payments	67,423
Decrease in contract acquisition obligations	(16,840)
Amortization	(25,960)
Refunds for contract terminations	(5,607)

Balance, September 30, 2005	$102,841

        The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or obtain clients. Since 2001, when competitive pressure intensified, both the number of financial institution clients requiring contract acquisition payments and the amount of the payments has increased. Although we anticipate that we will continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. We anticipate that these payments will continue to be a significant use of cash. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract.

        Liabilities for contract acquisition payments are recorded upon contract execution. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $9.2 million as of September 30, 2005 and $11.5 million as of December 31, 2004. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $7.5 million as of September 30, 2005 and $21.9 million as of December 31, 2004.

        Net assets of discontinued operations decreased $19.1 million from December 31, 2004. During the third quarter of 2005, we sold our apparel business known as PremiumWear, which we acquired as part of the NEBS acquisition. Net proceeds from the sale were $15.0 million, resulting in a pre-tax gain of $0.1 million.

        Shareholders’ deficit was $101.1 million as of September 30, 2005. We are in a deficit position due to the required accounting treatment for share repurchases. We have not repurchased any shares since the second quarter of 2004 and we expect our shareholders’ deficit to continue to decrease in future periods, absent additional share repurchase activity. Share repurchases during the preceding three years were as follows (in thousands):

	2004	2003	2002

Dollar amount	$25,520	$508,243	$172,803
Number of shares	634	12,239	3,898

CONTRACTUAL OBLIGATIONS

        A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in these obligations during the nine months ended September 30, 2005.

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

RELATED PARTY TRANSACTIONS

        We entered into no significant related party transactions during the nine months ended September 30, 2005 or during 2004.

CRITICAL ACCOUNTING POLICIES

        A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2004. There were no changes to these accounting policies during the nine months ended September 30, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. During the fourth quarter of 2005, we decided to repatriate $8.1 million dollars from our Canadian operations in accordance with this law. This will result in tax expense of $0.7 million in the fourth quarter of 2005.

        In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The new statement is referred to as SFAS No. 123(R) and is entitled Share-Based Payment. The new statement requires companies to recognize expense for stock-based compensation in the statement of income and is effective for us on January 1, 2006. We do not expect the provisions of SFAS No. 123(R) to result in a significant change in the compensation expense we currently recognize in our statements of income under SFAS No. 123. In conjunction with our adoption of SFAS No. 123(R) in 2006, we will modify our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the option’s normal vesting period. Currently, we recognize expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retires with qualified retiree status. Upon adoption of SFAS No. 123(R), we will recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable option agreement. If we had applied this accounting methodology during the quarters and nine months ended September 30, 2005 and 2004, it would have reduced diluted earnings per share for the nine months ended September 30, 2004 by $0.01. It would have had no impact on diluted earnings per share for the other periods presented.

OUTLOOK

        We expect diluted earnings per share to be between $0.84 and $0.88 for the fourth quarter of 2005 and between $3.17 and $3.21 for the full year. We expect that full year 2005 revenue will increase from 2004. This includes the full-year impact of the NEBS acquisition and continued growth in revenue from our Small Business Services business referral program, partially offset by a continuing decline in check revenue for our Financial Services and Direct Checks segments. These estimates reflect continuing pricing pressure in our Financial Services segment, our growth initiatives taking more time to gain traction, as well as a short-term impact from Hurricane Katrina caused by revenue loss and our plans to replace destroyed products free of charge.

        We expect that 2005 operating income will decrease from 2004. We expect to realize approximately $27 million of net cost savings in 2005 from the closing of Financial Services check printing facilities and other employee reductions within our Financial Services and Direct Checks segments. These savings are in comparison to our 2004 results of operations. Further information concerning these initiatives can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. However, we recognize that cost management efforts alone will not be sufficient to offset all of the revenue loss in the Financial Services and Direct Checks segments.

        We anticipate that operating cash flow will be approximately $200 million in 2005, compared to $308 million in 2004. The decrease in 2005 will be due primarily to an increase in contract acquisition payments to financial institutions, higher payments in early 2005 for performance-based employee compensation related to our 2004 operating performance and decreases in operating income for our Financial Services and Direct Checks segments, partially offset by a positive contribution from the NEBS acquisition.

        We expect to spend approximately $55 million on purchases of capital assets during 2005. Approximately $25 million is projected to be devoted to maintaining our business and completing integration projects, with the remainder targeted primarily for information technology initiatives. We expect total debt to be approximately $1.1 billion at the end of 2005.

        We intend to continue seeking cost saving opportunities throughout the company. One example is the planned installation of the SAP sales and distribution module in portions of our order processing and call center operations. This new system will reduce redundancy while standardizing systems and processes. This project is expected to be completed during the first half of 2006.

        We expect to eliminate at least $25 million of NEBS and Deluxe historical stand-alone operating costs in 2005 as we integrate the two companies. A portion of these integration synergies will be reflected in the results of our Financial Services and Direct Checks segments, as the rest of our business also benefits from our increased purchasing power and the sharing of best practices. As part of our integration efforts, we are continuing the transition to a shared services approach for both manufacturing and certain SG&A functions. As a result of this strategy, we closed the Tucker, Georgia facility in December 2004 and announced other reductions in employees across functional areas. We also intend to close the facility in Los Angeles, California by the end of 2005 and we plan to close the facility in Athens, Ohio by mid-2006. Our shared services approach will likely result in the exit of further activities. To ensure that we continue to meet customer expectations, significant analysis is required before additional plans can be finalized.

        We anticipate long-term growth in our Small Business Services segment from expanded product and service offerings and the inter-relationship between this segment and our Financial Services segment. Overall, we believe future cash flows generated by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the foreseeable future.

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

        Check printing is, and is expected to continue to be, an essential part of our business and the principal source of our operating income. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, according to our estimates, the total number of checks written by individuals and small businesses continued to decline in 2004, and the total number of checks written in the United States has been in decline since the mid-1990s. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, electronic and other bill paying services, home banking applications and internet-based payment services. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for checks and a material, adverse effect on our business, results of operations and prospects.

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

        Our Direct Checks segment and portions of our Small Business Services segment have experienced declines in response and retention rates related to direct mail promotional materials. We believe that media response rates are declining across a wide variety of products and services. Additionally, we believe that our declines are attributable to the decline in check usage, the gradual obsolescence of standardized forms products and an increase in financial institutions offering free checks to consumers. To offset these impacts, we may have to modify and/or increase our marketing and sales efforts, which could result in increased expense.

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

        The number of financial institutions has declined due to large-scale consolidation in the last few years. In the past year, financial institution consolidation activities have begun to increase once again. Margin pressures arise from such consolidation as merged entities seek not only the most favorable prices formerly offered to the predecessor institutions, but also additional discounts due to the greater volume represented by the combined entity. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients in an increasingly competitive environment. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Although we devote considerable effort toward the development of a competitively priced, high quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the loss of a significant client can be counterbalanced through the addition of new clients or by expanded sales to our remaining clients.

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

        During the fourth quarter of 2005 and continuing into 2006, we will continue to expand our use of the SAP software platform with the planned installation of the SAP sales and distribution module through a portion of our business. Once implemented, we expect the new system to reduce redundancy while standardizing systems and processes and reducing our costs. This is a significant information systems project with wide-reaching impacts on our internal operations and business. We can provide no assurance that the amount of this investment will not exceed our expectations and result in materially increased levels of expense or asset impairment charges. There is also no assurance that this initiative will achieve the expected cost savings or result in a positive return on our investment. Additionally, if the new system does not operate as intended, or is not implemented as planned, there could be disruptions in our business which could adversely affect our results.

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

        In addition, independent analysts periodically publish reports regarding our projected future performance. The methodologies we employ in arriving at our own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. We expressly disclaim any responsibility to advise analysts or the public markets of our views regarding the accuracy of the published estimates of independent analysts. If you are relying on these estimates, you should pursue your own investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

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

        Our printing facilities are subject to many existing and proposed federal and state regulations designed to protect the environment. In some instances, we owned and operated our printing facilities before the environmental regulations came into existence. We have sold former printing facilities to third parties and in some instances have agreed to indemnify the buyer of the facility for certain environmental liabilities. We have obtained insurance coverage related to environmental issues at certain of these facilities. We believe that, based on current information, we will not be required to incur additional material and uninsured expense with respect to these sites, but unforeseen conditions could result in additional exposure at lesser levels.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first nine months of 2005, we continued to utilize commercial paper to fund working capital requirements. In addition, we have various lines of credit available. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2005, our total debt was comprised of the following (in thousands):

	Carrying amount	Fair value(1)	Weighted-average interest rate

Long-term notes maturing October 2007	$324,866	$316,238	3.50%
Long-term notes maturing December 2012	298,635	283,860	5.00%
Long-term notes maturing October 2014	274,446	255,863	5.13%
Commercial paper	228,720	228,720	3.77%
Long-term notes maturing September 2006	50,000	49,037	2.75%
Long-term notes maturing November 2005	25,000	24,988	3.80%
Capital lease obligations maturing through September 2009	6,454	6,454	10.33%

Total debt	$1,208,121	$1,165,160	4.30%

(1)   Based on quoted market rates as of September 30, 2005, except for capital lease obligations which are shown at carrying value.

        Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $2.1 million for the first nine months of 2005 and $3.6 million for the first nine months of 2004.

        We are exposed to changes in foreign currency exchange rates. Investments in and loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies, primarily the Canadian dollar. The effect of exchange rate changes is expected to have a minimal impact on our results of operations and liquidity, as our foreign operations represent a relatively small portion of our business.

Item 4.   Controls and Procedures.

        (a)    Disclosure Controls and Procedures – As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

        (b)    Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2005, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.   Legal Proceedings.

        We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

        In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.9 million shares remain available for purchase under this authorization. During the third quarter of 2005, we did not purchase any of our own equity securities under this authorization, and we do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on paying off a portion of our outstanding debt. However, we have not terminated this authorization, and we may purchase additional shares under this authorization in the future.

        While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2005, we did not withhold any shares in conjunction with employee stock option exercises or the vesting of restricted stock units.

Item 6.   Exhibits.

Exhibit Number	Description	Method of Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)	*

4.1	Amended and Restated Rights Agreement, dated as of January 31, 1997, by and between us and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Commission on February 7, 1997)	*

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

Exhibit Number	Description	Method of Filing

4.3	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)	*

4.4	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.5	Form of Officer’s Certificate and Company Order authorizing the 2007 Notes, series B (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Specimen of 3 1/2% senior notes due 2007, series B (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.7	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.8	Specimen of 5 1/8% senior notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

12.1	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

___________________
*  Incorporated by reference

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: November 4, 2005	/s/ Lawrence J. Mosner

Lawrence J. Mosner Chief Executive Officer (Principal Executive Officer)
Date: November 4, 2005	/s/ Douglas J. Treff

Douglas J. Treff Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 4, 2005	/s/ Terry D. Peterson

Terry D. Peterson Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002