Form 10-K
period 2005-12-31
DELUXE CORP
filed 2006-03-01
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 483-7111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 ✓  Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    Yes    ✓  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 ✓ Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ✓                     Accelerated filer                       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   Yes     ✓ No

        The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,043,326,849 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on June 30, 2005. The number of outstanding shares of the registrant’s common stock as of February 10, 2006, was 51,035,834.

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

COMPANY OVERVIEW

        Through our industry-leading businesses and brands, we help small businesses and financial institutions better manage, promote, and grow their businesses. We use direct marketing, a North American sales force, financial institution referrals, independent distributors and the internet to provide our customers a wide range of customized products and services: personalized printed items (checks, forms, business cards, stationery, greeting cards, labels, and shipping/packaging supplies), promotional products and merchandising materials, fraud prevention services and financial institution customer retention programs. We also sell personalized checks and accessories directly to consumers.

BUSINESS SEGMENTS

        Our business segments consist of Small Business Services, Financial Services and Direct Checks. Our businesses are generally organized by type of customer and reflect the way we manage the company. Additional information concerning our segments appears under the caption “Note 17: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Small Business Services

        Small Business Services (SBS) is comprised of New England Business Service, Inc. (NEBS), which we acquired in June 2004, and our former Business Services segment. This segment is our largest in terms of revenue, and we are concentrating on growing this segment. SBS strives to be a leading resource to small businesses by providing products and services that help them manage and build their businesses. Through SBS, we sell business checks, forms and related printed products. We also distribute packaging, shipping and warehouse supplies, advertising specialties, and printing and payroll services. SBS serves more than six million small business customers in the United States and Canada.

        The majority of SBS products are distributed through more than one channel. Our primary channel is direct mail, in which promotional advertising is delivered by mail to small businesses. These efforts are supplemented by the account development efforts of an outbound telemarketing group. A field sales organization is utilized to call on small businesses, mainly under the McBee® and Chiswick® brand names. A third channel of distribution is our network of independent local dealers and Safeguard® distributors. We also utilize financial institution referrals and the internet to market and distribute our products. Customer service for initial order support, product reorders and routine service is provided by a network of call center representatives located throughout the United States and Canada.

        We are focusing on the following initiatives to grow this segment:

•

Expand sales to new and existing customers – Our strategy is to increase our revenue per customer by leveraging our broad portfolio of products and services and enhancing our selling techniques. SBS has designed a tiered model for segmenting small business customers. This allows us to direct our marketing approach based on order frequency, average order size, channel preference and brand loyalty. The model is designed to align our resources in the most productive and cost effective method. We also expect to explore opportunities to augment our existing portfolio of products, services, and channels through acquisitions and alliances.

•

Increase new customer acquisition – We are focusing on obtaining new customers by leveraging our financial institution referral channel. This channel is a more cost effective method of new customer acquisition and provides access to small business customers in their start-up stage.

•	Provide excellent customer service – We strive to increase sales to existing customers by consistently ensuring their satisfaction.

        During 2005, we launched the Deluxe Business AdvantageSM program. This program provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our inside sales team works in combination with our direct sales force, which makes one-on-one contact with small businesses and financial institution branches more effective.

        Throughout 2005, we continued to integrate NEBS operations and take advantage of synergies. As previously announced, we plan to close our Los Angeles, California and Athens, Ohio printing facilities in mid-2006, and we continue to seek other means to further increase efficiencies.

Financial Services

        Financial Services supplies checks, check-related products and check merchandising services to financial institutions. We offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention. Our relationships with specific financial institutions are usually formalized through supply contracts averaging three to five years in duration. Consumers and small businesses typically submit their check order to their financial institution, which in turn transmits the order to us. We process the order and ship it directly to the consumer or small business. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed or cause-related designs we offer, including Disney®, Warner Brothers®, NASCAR®, Harley-Davidson®, Coca-Cola®, Susan G. Komen Breast Cancer Foundation, American Heart Association and National Arbor Day Foundation®. Financial Services’ strategy is to increase its relevance to financial institutions by emphasizing the breadth and value of our checks and related products and services. We are leveraging our DeluxeSelectSM merchandising platform, our Deluxe Business Advantage program and enhanced small business customer service. This is expected to create:

•	Improved financial institution performance in the acquisition, penetration and retention of their small business and retail demand deposit accounts (DDA).

•	Growth in financial institution channel share, creating access to small business and retail DDAs.

•	Maximum small business first-time buyer flow to SBS, which is our most economic method of customer acquisition in SBS.

        Our Deluxe Business Advantage program is designed to maximize financial institution business check programs by offering expanded personalized service to small businesses with a number of service level options. This program leverages the 2004 NEBS acquisition which brought us expanded product and service offerings, as well as a nationwide sales force with extensive knowledge of small business needs.

        Our DeluxeSelectSM program allows a financial institution’s customers to buy checks when, where and in what manner they desire, whether it’s via the phone, our voice response unit or the internet. By allowing us to perform the check merchandising function on their behalf, financial institutions have the opportunity to lower their costs, increase the profitability of their check programs and increase their brand image and customer satisfaction.

        Through our ID TheftBlock® program, we offer an advanced suite of monitoring and protection services which we offer to consumers on behalf of our financial institution clients that enhances traditional identity protection tools by adding check order screening, daily credit monitoring, access to fraud resolution assistance and a comprehensive membership kit. The DeluxeCard™ Visa® gift card is a stored value prepaid gift card that allows financial institutions to meet growing consumer demand for a versatile payment tool and universal gift solution that is available to consumers via financial institutions, the internet and telephone.

        We have continued to expand our Knowledge Exchange Series for financial institution clients through which we host knowledge exchange expos, conduct web seminars and host special industry conference calls, as well as offer specialized publications. Through this program, financial institutions gain knowledge and exposure to thought leaders in areas that most impact their core strategies: client loyalty, small business and retail client strategy, cost management, experience and brand enhancement. Our Collaborative initiative, a key component of the Knowledge Exchange Series, enlists a team of leading financial institution executives who meet with us over a one year timeframe to develop and test specific and focused solutions on behalf of the financial services industry. These findings and new strategies or services are then disseminated for the benefit of all our clients. Our Small Business Collaborative initiative grew out of our Knowledge Exchange Series and explores new innovative ways for financial institution clients to improve relationships with small businesses. In addition, these activities are an important part of our client retention strategy.

Direct Checks

        Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brand names. Through these two brands, we sell personal and business checks, as well as related products, using direct response marketing and the internet. We estimate the direct-to-consumer personal check printing portion of the payments industry accounts for nearly 20% of all personal checks sold. Our strategy is to maximize customer lifetime value through more effective new customer acquisition, increased customer retention and maximization of the direct segment small business opportunity.

        We use a variety of direct marketing techniques to acquire new customers, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites, which include: www.checksunlimited.com, www.designerchecks.com and www.checks.com. Our direct-to-consumer focus has resulted in a customer base of over 41 million lifetime customers, the most in the direct-to-consumer checks marketplace.

        Direct Checks competes primarily on price and design. Pricing in the direct-to-consumer channel is generally lower than prices typically charged in the financial institution channel. We also compete on design by seeking to offer the most attractive selection of images with high consumer appeal, many of which are acquired or licensed from well-known photographers, artists, and organizations such as Disney, Thomas Kinkade and NASCAR.

PRODUCTS

Revenue, by product, as a percentage of consolidated revenue for the last three years was as follows:

	2005	2004	2003

Checks and related services	65.4%	75.8%	89.3%
Other printed products, including forms	17.3%	7.8%	1.7%
Accessories and promotional products	13.4%	14.0%	9.0%
Packaging supplies and other	3.9%	2.4%	—

Total revenue	100.0%	100.0%	100.0%

         We are growing our sales of non-check products. This shift, along with the decline in check usage, has resulted in a decrease in our check revenue. We are the largest provider of checks in the United States, both in terms of revenue and the number of checks produced. We provide check printing and related services for approximately 7,500 financial institution clients, as well as personalized checks, related accessories and fraud prevention services directly to small businesses and consumers.

        We are a leading provider of printed forms to small businesses, providing products to more than six million customers. Printed forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. We produce computer forms compatible with accounting software packages commonly used by small businesses. Our stationery, letterhead, envelopes and business cards are produced in a variety of formats and ink colors. These items are designed to provide small business owners with the customized documents necessary to efficiently manage their business. We also provide promotional printed items and digital printing services designed to fulfill selling and marketing needs of the small businesses we serve.

MANUFACTURING

        As one of our key strategies, we continue to focus on reducing costs and increasing productivity. An example is the lean and cellular approach utilized in many of our manufacturing facilities. Under this approach, a group of employees works together to produce products, rather than those same employees working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, the results are improvements in quality and service levels and lower costs. We continue to see the benefit of these operational efficiencies in our results. The expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage due to the use of alternative payment methods, allows us to reduce the number of production facilities while still meeting client requirements. We closed six check printing facilities in 2004 and as previously announced, we plan to close two additional printing facilities in mid-2006. We have also implemented a shared services approach to manufacturing through which our three business segments share manufacturing operations. Our printing operations are being managed by region, which allows us to create centers of operational excellence that have a culture of continuous improvement. We have created blended sites to serve a variety of segments, brands and channels. As a result, we continue to reduce costs by utilizing our assets and printing technologies more efficiently and by enabling employees to better leverage their capabilities and talents.

INDUSTRY OVERVIEW

Checks

        According to a Federal Reserve study released in December 2004, approximately 37 billion checks are processed annually. The check is the largest single non-cash payment method in the United States, accounting for approximately 45% of all non-cash payment transactions. However, according to our estimates, the use of checks is declining by four to five percent per year. The total transaction volume of all electronic payment methods now exceeds check payments, and we expect this trend to continue.

Small Business Customers

        The Small Business Administration’s Office of Advocacy defines a small business as an independent business having fewer than 500 employees. In 2004, the most recent date for which information is available, it was estimated that there were approximately 25 million small businesses in the United States. This represents 99.7% of all employers. Small businesses employ half of all private sector employees and generated over 60% of net new jobs created each year over the last decade.

        The small business market is impacted by economic conditions and the rate of small business formations. Currently, small business growth is strong, which parallels the growth in the overall economy and recent Federal Reserve surveys which have noted an increase in small business loans. According to the National Federation of Independent Business (NFIB), small business optimism remained strong in 2005. In addition, sales volume and capital spending trends continued to be positive through the end of the year.

        We seek to serve the needs of the small business customer. We design, produce and distribute business checks, forms, envelopes, industrial packaging and related products to help them grow and promote their business. We intend to increase our customer base through increased referrals from our financial institution channel through the Deluxe Business Advantage program. The rate checks are used by small businesses has thus far not been impacted as significantly by the use of alternative payment methods. The Formtrac 2005 report from the Document Management Industries Association (DMIA) indicates that the business check portion of the markets serviced by SBS declined at a rate of 2%-3% in 2005. The overall small business market is impacted more significantly by economic conditions and the rate at which new small businesses incorporate.

Financial Institution Clients

        Checks are most commonly ordered through financial institutions. We estimate approximately 80% of all consumer checks are ordered in this manner. Financial institutions include banks, credit unions and other financial services companies. Several developments related to financial institutions have affected the check printing industry:

•

Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. This has put significant pricing pressure on check printers.

•

Financial institutions continue to consolidate through mergers and acquisitions. Often, the newly combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with the financial institution, but also to gain the business of the other party in the merger/acquisition.

•

Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, the length of our contracts with financial institutions range from three to five years. However, contracts are sometimes renegotiated or bought out mid-term due to a consolidation of financial institutions.

•

Larger banks may request a pre-paid product discount, made in the form of cash incentives, payable at the beginning of a contract. These contract acquisition payments negatively impact check producers’ cash flows in the short-term.

Consumer Response Rates

        Direct Checks has been impacted by reduced consumer response rates to direct mail advertisements. We believe that the decline in our customer response rates is attributable to the decline in check usage, an increase in financial institutions providing free checks to consumers, a general decline in direct marketing response rates and a lower number of eligible first-time customers. With such a large base of lifetime customers, fewer consumers are eligible for the lower introductory prices we offer first-time customers. We continue to evaluate our marketing techniques to ensure we utilize the most effective and affordable advertising media.

Competition

        The small business forms and supplies industry is highly fragmented with many small local suppliers. We believe we are well positioned in this competitive landscape through our broad customer base, comprehensive small business product and service offerings, multiple distribution channels, established relationships with our financial institution clients, reasonable prices, high quality and dependable service.

        In the small business forms and supplies industry, the competitive factors influencing a customer’s purchase decision are product guarantees, breadth of product line, speed of delivery, product quality, price, convenience and customer service. Our primary competitors providing printed products are local printers, business form dealers, contract stationers and office product superstores. Local printers provide personalization and customization, but can have a limited variety of products and services, as well as limited printing sophistication. Office superstores offer a variety of products at competitive prices, but provide limited personalization and customization, if any. We are aware of numerous independent companies or divisions of companies offering printed products and business supplies to small businesses through direct mail, distributors or a direct sales force.

        In the check printing portion of the payments industry, we face considerable competition from several other check printers, and we expect competition to remain intense as this portion of the payments industry continues to decline and financial institutions continue to consolidate. We also face competition from check printing software vendors and from internet-based sellers of checks and related products. Moreover, the check product must compete with alternative payment methods, including credit cards, debit cards, automated teller machines and electronic payment systems.

        In the financial institution check printing business, the principal factors on which we compete are product and service breadth, price, quality and check merchandising program management. From time to time, some of our check printing competitors have reduced the prices of their products in an attempt to gain greater volume. The corresponding pricing pressure placed on us has resulted in reduced profit margins and some loss of business. Continuing pressure will likely result in additional margin compression. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution have been a practice within the industry since the late 1990’s. However, both the number of financial institution clients requesting these payments and the size of the payments have increased. These up-front payments negatively impact check printers’ cash flows in the short-term and may result in additional pricing pressure when the financial institution also negotiates greater product discount levels throughout the term of the contract. We are seeking to reduce our use of up-front product discounts.

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

Governmental Regulation

        We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act (the Act) and other federal regulation and state law on the same subject. These laws and regulations require us to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter. Our financial institution clients request various contractual provisions in our supply contracts that are intended to comply with their obligations under the Act and other privacy and security oriented laws. The regulations require some of our businesses to provide a notice to consumers to allow them the opportunity to have their nonpublic personal information removed from our files before we share their information with certain third parties. The regulations, including the above provision, may limit our ability to use our direct-to-consumer data in our businesses.

        Congress and many states have passed and are considering additional laws or regulations that, among other things, restrict the use, purchase, sale or sharing of nonpublic personal information about consumers and business customers. Laws and regulations may be adopted in the future with respect to the internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and decrease the demand for our products and services. We do not expect that changes to these laws and regulations will have a significant impact on our business in 2006.

Intellectual Property

        We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our trademarks, software and know-how. However, intellectual property laws afford limited protection. Third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products or services. In addition, designs licensed from third parties account for a portion of our revenue. Typically, such license agreements are effective for a two- to three-year period. There can be no guarantee that such licenses will be renewed or will continue to be available on terms that would allow us to continue to be profitable with these products.

EMPLOYEES

        As of December 31, 2005, we employed 8,310 employees in the United States and 410 employees in Canada. None of our employees are represented by labor unions, and we consider our employee relations to be good.

AVAILABILITY OF COMMISSION FILINGS

        We make available through the Investor Relations section of our website, www.deluxe.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these items are electronically filed with or furnished to the Securities and Exchange Commission (SEC). These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.

        A copy of this report may be obtained without charge by calling 1-888-359-6397 (1-888-DLX-NEWS) or by sending a written request to Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

        We have adopted a Code of Ethics and Business Conduct which applies to all of our employees and our board of directors. The Code of Ethics and Business Conduct is available in the Investor Relations section of our website, www.deluxe.com, and also can be obtained free of charge upon written request to the attention of Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235. Any changes or waivers of the Code of Ethics and Business Conduct will be disclosed on our website. In addition, our Corporate Governance Guidelines and the charters of the Audit, Compensation, Corporate Governance and Finance Committees of our board of directors are available on our website or upon written request.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

Name	Age	Present Position	Executive Officer Since

Ronald E. Eilers	58	President and Chief Executive Officer	1996

Anthony C. Scarfone	44	Senior Vice President, General Counsel and Secretary	2000

Richard L. Schulte	49	Senior Vice President, President – Small Business Services	2000

Douglas J. Treff	48	Senior Vice President and Chief Financial Officer	2000

Luann Widener	48	Senior Vice President, President – Manufacturing Shared Services, Supply Chain and Financial Services	2003

Terry D. Peterson	41	Vice President, Controller and Chief Accounting Officer	2005

        Ronald E. Eilers has served as president and chief executive officer since November 2005. From December 2000 to November 2005 he served as our president and chief operating officer.

        Anthony C. Scarfone joined us in September 2000 as senior vice president, general counsel and secretary.

        Richard L. Schulte was named senior vice president in December 2000 and has served as president of our Small Business Services segment since July 2000.

        Douglas J. Treff joined us in October 2000 as senior vice president and chief financial officer.

        Luann Widener was named senior vice president, president of manufacturing shared services, supply chain and Financial Services effective March 1, 2006. From June 2003 to February 2006, Ms. Widener served as senior vice president, human resources and in December 2005, she assumed responsibility for our manufacturing and supply chain operations. From July 2000 to June 2003, Ms. Widener served as vice president of manufacturing operations for our Financial Services segment.

        Terry D. Peterson was named chief accounting officer in March 2005. Mr. Peterson joined us in September 2004 and served as director of internal audit until March 2005. From August 2002 until August 2004, Mr. Peterson was vice president and controller of the GCS Services Division of Ecolab, Inc., a worldwide developer and marketer of premium cleaning and sanitation products. Before joining Ecolab, Inc., Mr. Peterson held executive finance positions with Provell, Inc. (formerly Damark International, Inc.), a developer of customized marketing programs and services, including corporate controller from March 1999 to September 2001 and acting chief financial officer and controller from September 2001 to August 2002.

Item 1A.   Risk Factors.

        The check printing portion of the payments industry is mature and, if it declines faster than expected, it could have a materially adverse impact on our operating results.

        Check printing is, and is expected to continue to be, an essential part of our business, representing approximately 65% of our revenue in 2005. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, according to our estimates, the total number of checks written by individuals and small businesses continued to decline approximately four to five percent each year over the past three years, and the total number of checks written in the United States has been in decline since the mid-1990’s. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, electronic and other bill paying services, home banking applications and internet-based payment services. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material, adverse effect on the demand for checks and a material, adverse effect on our business, results of operations and prospects.

        We face intense competition in all areas of our business.

        Although we are the leading check printer in the United States, we face considerable competition. In addition to competition from alternative payment systems, we also face intense competition from other check printers in our traditional financial institution sales channel, from direct mail sellers of checks, from sellers of business checks and forms, from check printing software vendors and from internet-based sellers of checks to individuals and small businesses. Additionally, low-price, high volume office supply chain stores offer standardized business forms, checks and related products to small businesses. We cannot assure you that we will be able to compete effectively against current and future competitors. Continued competition could result in price reductions, reduced profit margins, loss of customers and an increase in up-front cash payments to financial institutions upon contract execution or renewal.

        Continuing softness in direct mail response rates could have a further adverse impact on our operating results.

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

        Consolidation among financial institutions may adversely affect the pricing of our products.

        The number of financial institutions has declined due to large-scale consolidation in the last few years. Margin pressures arise from such consolidation as merged entities seek to reduce costs by leveraging economies of scale in purchasing, including their check supply contracts. This increases the importance of retaining our major financial institution clients and attracting additional clients in an increasingly competitive environment. The increase in general negotiating leverage possessed by such consolidated entities typically results in new and/or renewed contracts which are not as favorable as those historically negotiated with these clients. Although we devote considerable effort toward the development of a competitively priced, high quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the loss of a significant client can be counterbalanced through the addition of new clients or by expanded sales to our remaining clients.

        Standardized business forms and related products face technological obsolescence and changing customer preferences.

        Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers and related printers, small businesses now have an alternate means to print business forms. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products. If small business customer preferences change rapidly and we are unable to develop new products and services with comparable profit margins, our results of operations could be adversely affected.

        Our failure to successfully implement a project we have undertaken to replace major portions of our existing order capture, billing and pricing systems would negatively impact our business.

        During 2006, we will continue to expand our use of the SAP software platform with the planned installation of the SAP sales and distribution module in a portion of our business. Once implemented, we expect the new system to reduce redundancy while standardizing systems and processes and reducing our costs. This is a significant information systems project with wide-reaching impacts on our internal operations and business. We can provide no assurance that the amount of this investment will not exceed our expectations and result in materially increased levels of expense or asset impairment charges. There is also no assurance that this initiative will achieve the expected cost savings or result in a positive return on our investment. Additionally, if the new system does not operate as intended, or is not implemented as planned, there could be disruptions in our business which could adversely affect our results.

        We face uncertainty with respect to recent and future acquisitions.

        We acquired NEBS in June 2004 and have stated that we expect growth in our Small Business Services segment as we implement the business strategies contemplated at the time of the acquisition. The integration of any acquisition involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s attention from other business concerns, potential loss of our key employees or key employees of acquired businesses, potential exposure to unknown liabilities and possible loss of our clients and customers or clients and customers of the acquired businesses. While we anticipate that we will be able to achieve our stated objectives, we can provide no assurance that one or more of these factors will not negatively impact our results of operations.

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

        Costs incurred to implement our growth strategies within Small Business Services may exceed our expectations.

        As we execute our growth strategies within Small Business Services, we will incur additional costs, such as hiring and supporting a significant number of sales and call center personnel in early 2006. We can provide no assurance that these costs will not significantly exceed our expectations or that we will be able to hire enough qualified candidates to meet our sales targets. Additionally, we can provide no assurance that our strategy to expand sales to new and existing customers will be successful and result in a positive return on our investment.

        Forecasts involving future results reflect various assumptions that may prove to be incorrect.

        From time to time, we make predictions or forecasts regarding our future results, including, but not limited to, forecasts regarding estimated revenues, earnings, earnings per share or operating cash flow. Any forecast regarding our future performance reflects various assumptions which are subject to significant uncertainties, and, as a matter of course, may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors which are beyond our control. As a result, we cannot assure you that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, and are encouraged to use the entire mix of historical and forward-looking information made available by us, and other information affecting us and our products and services, including the factors discussed here.

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

        Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products and services. In addition, designs licensed from third parties account for a portion of our revenues, and there can be no guarantee that such licenses will be available to us indefinitely or on terms that would allow us to continue to be profitable with those products. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our trademarks, software and know-how. We may be required to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

        We are dependent upon third party providers for certain significant information technology needs.

        We have entered into agreements with third party providers for information technology services, including software development and support services, and personal computer, telecommunications, network server and help desk services. In the event that one or more of these providers is not able to provide adequate information technology services, we would be adversely affected. Although we believe that information technology services are available from numerous sources, a failure to perform by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply.

        Legislation relating to consumer privacy protection could harm our business.

        We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act and other federal regulation and state law on the same subject. These laws and regulations require us to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter. These regulations could have the effect of foreclosing future business initiatives. In addition, new technologies and higher criminal capabilities may breach or compromise the security of consumers’ nonpublic personal information.

        More restrictive legislation or regulations have been introduced in the past and could be introduced in the future in Congress and the states. We are unable to predict whether more restrictive legislation or regulations will be adopted in the future. Any future legislation or regulations could have a negative impact on our business, results of operations or prospects.

        Laws and regulations may be adopted in the future with respect to the internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the internet and/or use of other sales or marketing vehicles. As an example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and increase the cost of obtaining new customers. Additionally, the applicability to the internet of existing laws governing property ownership, taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

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

Item 1B.   Unresolved Staff Comments.

        None.

Item 2.   Properties.

        Our principal executive office is an owned property located in Shoreview, Minnesota. Aside from small sales offices, we occupy 31 facilities throughout the United States and three facilities in Canada where we conduct printing, call center, distribution, administration, and sales and marketing functions. These facilities are either owned or leased and have a combined floor space of approximately 3.3 million square feet. We believe that our properties are sufficiently maintained and are adequate and suitable for our business needs as presently conducted.

Item 3.   Legal Proceedings.

        We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange under the symbol DLX. During the years ended December 31, 2005 and 2004, we declared dividends of $0.40 per share and $0.37 per share, respectively, during each quarterly period, for a total annual dividend of $1.60 for 2005 and $1.48 for 2004. Dividends are declared by our board of directors on a current basis and therefore, may be subject to change in the future, although we currently have no plans to change our dividend amount. As of December 31, 2005, the number of shareholders of record was 8,880. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange.

Stock price	High	Low	Close

2005
Quarter 4	$39.96	$29.70	$30.14
Quarter 3	43.20	38.14	40.16
Quarter 2	41.84	38.21	40.60
Quarter 1	40.63	35.05	39.86
2004
Quarter 4	$42.20	$36.02	$37.33
Quarter 3	45.09	39.95	41.02
Quarter 2	43.60	40.05	43.50
Quarter 1	42.91	38.47	40.10

        In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.9 million shares remain available for purchase under this authorization. During the fourth quarter of 2005, we did not purchase any of our own equity securities under this authorization, and we have not completed any such purchases since the second quarter of 2004. We do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on reducing our outstanding debt. However, we have not terminated this authorization and may purchase additional shares under this authorization in the future.

        While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the fourth quarter of 2005, we withheld 22,306 shares in conjunction with the vesting of restricted stock and restricted stock units.

Item 6.   Selected Financial Data.

(dollars and orders in thousands, except per share and per order amounts)	2005	2004	2003	2002	2001

Statement of Income Data:
Revenue(1)	$1,716,294	$1,567,015	$1,242,141	$1,283,983	$1,278,375
As a percentage of revenue:
Gross profit	64.6%	65.8%	65.7%	66.1%	64.5%
Selling, general and administrative expense	46.8%	43.6%	40.0%	39.2%	40.4%
Operating income(2)	17.8%	22.2%	25.7%	26.9%	23.6%
Operating income(2)	$304,839	$347,912	$318,921	$344,931	$301,938
Earnings before interest, taxes, depreciation and
amortization of intangibles and goodwill (EBITDA)(2) (3)	414,391	442,210	378,334	403,331	374,732
Earnings before interest and taxes (EBIT)(2) (3)	306,043	348,354	318,252	345,126	300,750
Income from continuing operations(2)	157,963	198,648	192,472	214,274	185,900
Per share – basic	3.12	3.96	3.53	3.41	2.72
Per share – diluted	3.10	3.93	3.49	3.36	2.69
Cash dividends per share	1.60	1.48	1.48	1.48	1.48

Balance Sheet Data:
Cash and marketable securities	6,867	15,492	2,968	124,855	9,571
Return on average assets	10.8%	19.2%	31.2%	35.5%	31.1%
Total assets	$1,425,875	$1,499,079	$562,960	$668,973	$537,721
Long-term obligations(4)	954,164	980,207	381,694	308,199	11,465
Total debt	1,166,510	1,244,207	594,944	308,199	161,465

Statement of Cash Flows Data:
Net cash provided by operating activities of
continuing operations	178,279	307,591	181,467	257,139	270,623
Free cash flow(5)	41,355	189,472	78,980	123,491	140,075
Purchases of capital assets	55,653	43,817	22,034	40,708	28,775
Payments for common shares repurchased	—	26,637	507,126	172,803	345,399
Total debt to EBITDA(3)	2.8	2.8	1.6	0.8	0.4
Total debt to net income	7.4	6.3	3.1	1.4	0.9
EBIT(3) to interest expense	5.4	10.6	16.5	68.0	53.9
Net income to interest expense	2.8	6.0	10.0	42.2	33.3
Free cash flow(5) to total debt	3.6%	15.2%	13.3%	40.1%	86.8%
Net cash provided by operating activities of
continuing operations to total debt	15.3%	24.7%	30.5%	83.4%	167.6%

Other Data as of Year-end (continuing operations):
Orders(6)	65,189	76,276	77,347	79,346	83,263
Revenue per order	$26.33	$20.54	$16.06	$16.18	$15.35
Number of employees	8,720	8,957	5,805	6,197	6,842
Number of printing facilities	16	16	14	14	14
Number of call center facilities	13	13	7	7	7

(1)

Our results of operations for the years ended December 31, 2005 and 2004 were impacted by the acquisition of New England Business Service, Inc. (NEBS) on June 25, 2004. NEBS contributed revenue of $671.2 million in 2005 and $363.2 million in 2004. We are not able to quantify NEBS’ contribution to operating income because of its integration with our other businesses.

(2)

Our  results of operations for the years ended December 31, 2005 and 2004 were impacted by the adoption of the fair value method of accounting for stock-based compensation outlined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Expense recognized for stock-based compensation in each year was as follows: 2005 — $7,003; 2004 — $12,248; 2003 — $954; 2002 — $3,102; 2001 — $4,083.

Our results of operations for the four years ended December 31, 2005 were impacted by the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Under this statement, goodwill is not amortized, but is subject to impairment testing on at least an annual basis. Thus, we have not recorded goodwill amortization expense since 2001 when expense of $6,188 was recorded.

(3)

EBITDA and EBIT are not measures of financial performance under generally accepted accounting principles (GAAP) in the United States of America. We disclose these measures because they can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We believe these measures can indicate whether a company’s earnings are adequate to pay its debts without regard to financing, capital structure or income taxes. We also believe that increases in these measures depict increased ability to attract financing and increase the valuation of our business. We do not consider these measures to be substitutes for performance measures calculated in accordance with GAAP. Instead, we believe that these are useful performance measures which should be considered in addition to those measures reported in accordance with GAAP. These measures are derived from net income as follows:

	2005	2004	2003	2002	2001

EBITDA	$414,391	$442,210	$378,334	$403,331	$374,732
Depreciation	(28,993)	(27,330)	(22,773)	(23,953)	(30,605)
Amortization of intangibles	(79,355)	(66,526)	(37,309)	(34,252)	(37,189)
Amortization of goodwill	—	—	—	—	(6,188)

EBIT	306,043	348,354	318,252	345,126	300,750
Interest expense, net	(55,309)	(31,481)	(18,872)	(4,404)	(3,216)
Provision for income taxes	(92,771)	(118,225)	(106,908)	(126,448)	(111,634)
Net loss from discontinued operations	(442)	(657)	—	—	—

Net income	$157,521	$197,991	$192,472	$214,274	$185,900

(4)	Long-term obligations include both the current and long-term portions of our long-term debt.

(5)

Free cash flow is not a measure of financial performance under GAAP in the United States of America. We monitor free cash flow on an ongoing basis, as it measures the amount of cash generated from our operating performance after investment initiatives and the payment of dividends. It represents the amount of cash available for the payment of debt and for general corporate purposes and strategic initiatives. We do not consider free cash flow to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that free cash flow is a useful liquidity measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of free cash flow to total debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities of continuing operations as follows:

	2005	2004	2003	2002	2001

Free cash flow	$41,355	$189,472	$78,980	$123,491	$140,075
Purchases of capital assets	55,653	43,817	22,034	40,708	28,775
Cash dividends paid to shareholders	81,271	74,302	80,453	92,940	101,773

Net cash provided by operating
activities of continuing operations	$178,279	$307,591	$181,467	$257,139	$270,623

(6)

Orders is our company-wide measure of volume. When portions of a customer order are on back-order, one customer order may be fulfilled via multiple shipments. Generally, an order is counted when the last item ordered is shipped to the customer.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

EXECUTIVE OVERVIEW

        Our businesses are organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 54.3% of our 2005 consolidated revenue. This segment sells checks, forms and related products to more than six million small businesses and home offices through direct response marketing, financial institution referrals, independent distributors, sales representatives and the internet. Small Business Services is comprised of New England Business Service, Inc. (NEBS), which we acquired in June 2004, and our former Business Services segment. Our Financial Services segment generated 31.3% of our 2005 consolidated revenue. This segment sells personal and business checks and related products and services to approximately 7,500 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 14.4% of our 2005 consolidated revenue. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands via direct response marketing and the internet. All three of our segments operate primarily in the United States. Small Business Services also has operations in Canada.

        Our results of operations for 2005 were negatively impacted by lower volume in our Financial Services and Direct Checks segments caused by financial institution client losses, consolidations among financial institutions, the continuing decline in check usage and lower direct mail consumer response rates. Continuing pricing pressure in our Financial Services segment also had a negative impact. Partially offsetting these negative trends was the full-year impact of the NEBS acquisition and the resulting synergies. Additionally, we realized the benefit of several cost reduction initiatives undertaken in response to declining revenue in Financial Services and Direct Checks.

        As we begin 2006, our focus is shifting from integrating NEBS to executing strategies we believe will drive sustained growth in Small Business Services. The foundation of these strategies is the interdependency between our Small Business Services and Financial Services segments. The relationships we have with financial institutions help generate small business referrals, which we serve through our Small Business Services segment. We believe Small Business Services provides one of the most comprehensive product offerings for small businesses. This allows us to meet the needs of small businesses, which in turn, strengthens our ability to retain and acquire clients in our Financial Services segment as we enable them to better serve small business customers. Examples of steps we have already taken toward executing our strategies include the following:

•

Launching our new Deluxe Business AdvantageSM program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our inside sales team is combined with our direct sales force, which makes one-on-one contact with small businesses and financial institution branches more effective. This model is designed to align our resources in the most productive and cost effective manner. We will continue to roll this program out in 2006 which will require additional investment, especially in early 2006, as we expand our sales force. We believe these investments, which are primarily in personnel, will begin to yield benefits immediately and will deliver positive returns in the second half of 2006.

•

Focusing our sales team on expanding sales to new and existing customers. In addition to increasing order sizes, we are also focused on providing products to our customers that they currently purchase from other suppliers. For example, we are providing incentives to our sales team when they sell new products to existing customers and we have implemented enhancements to the scripts used by our sales associates when interacting with customers. With the breadth of our products, we can meet many of the needs of small businesses, thereby simplifying their purchasing process and increasing our revenue.

•

Designing and piloting a tiered model for segmenting small business customers. This tiered model allows us to direct our marketing approach based on how often a customer orders, the dollar value of an average order, which order channel the customer prefers and their loyalty to our brand or brands.

        Two of our largest product groups, checks and business forms, are mature products and their use has been declining. According to our estimates, the total number of checks written in the United States has been in decline as a result of alternative payment methods, including credit cards, debit cards, automated teller machines and electronic payment systems. A 2004 Federal Reserve study reported that the check is still the largest single non-cash payment method in the United States, accounting for approximately 45% of all non-cash payments processed in 2003, down from 2000 when checks comprised approximately 60% of all non-cash payments. The Federal Reserve Study also indicated that consumer checks are declining faster than business checks. In addition, continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products.

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

        We acquired several new financial institution clients in 2005, including three major financial institutions, and we have renewed our relationship with another major client. We expect to see the full impact of these new clients in the second quarter of 2006. At the same time, mid-2005 client losses from financial institution consolidations will have a negative impact on revenue in comparison to 2005, especially in the early portions of 2006. During 2006, we expect our share of the financial institution channel to increase.

        Our Direct Checks segment and portions of our Small Business Services segment have been impacted by reduced customer response rates to direct mail advertisements. The DMA 2004 Response Rate Report published by the Direct Marketing Association and our own experience indicate that direct-to-consumer media response rates are declining across a wide variety of products and services. Additionally, we believe that the decline in our customer response rates is attributable to the decline in check usage, the gradual obsolescence of standardized forms products and an increase in financial institutions providing free checks to consumers. Moreover, with over 41 million customers who have purchased from our Direct Checks segment since its inception, fewer consumers are eligible for the lower introductory prices we offer first-time customers.

        We continue to focus on cost management and operational excellence. As previously announced, we intend to close two printing facilities by mid-2006. The application of lean principles in our manufacturing area continues to result in increased efficiencies, and we are applying these principles throughout the rest of the company. During 2006, we plan to complete our installation of a new order capture system in portions of our order processing and call center operations. This new system is expected to lower our information technology infrastructure costs by reducing redundancy while standardizing systems and processes.

        After considering the factors previously discussed, we expect that 2006 earnings will decrease from 2005. We estimate that diluted earnings per share will be between $2.70 and $2.90 for 2006, versus $3.09 for 2005, which reflects the following key differentiators from 2005:

•

Revenue and operating income will continue to decline in Financial Services and Direct Checks due to financial institution client losses in mid-2005, as well as lower check usage, continued pricing pressure in Financial Services and lower direct marketing response rates in Direct Checks. However, we expect our share of the financial institution channel to grow in 2006 as we bring on recent client wins.

•

Additional investments to execute our Small Business Services strategy and roll out our new order capture system are expected to negatively impact earnings in the first half of the year, but should deliver positive returns beginning in the third quarter.

•

We expect Small Business Services to deliver mid-single digit revenue growth with additional growth in operating income based upon results from our launch of Deluxe Business Advantage and other key initiatives.

        We anticipate that operating cash flow will be between $240 million and $260 million in 2006, compared to $178 million in 2005. The increase in 2006 will be due primarily to anticipated decreases in contract acquisition payments to financial institution clients as fewer large clients are up for renewal in 2006 and we are seeking to reduce our use of up-front product discounts. Additionally, payments for performance-based employee compensation will be lower in 2006 based on our 2005 operating performance and we anticipate other positive working capital changes. In addition, we expect capital spending to be approximately $50 million in 2006.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

				Percent change
				2005 vs.	2004 vs.
(in thousands, except per order amounts)	2005	2004	2003	2004	2003

Revenue	$1,716,294	$1,567,015	$1,242,141	9.5%	26.2%

Orders	65,189	76,276	77,347	(14.5%)	(1.4%)
Revenue per order	$26.33	$20.54	$16.06	28.2%	27.9%

        As NEBS was acquired in June 2004, the full year impact of NEBS operations contributed an increase in revenue of $308.0 million in 2005. The $158.7 million decrease in revenue for our other businesses compared to 2004 was primarily due to a decline in volume for our Financial Services and Direct Checks segments. The loss of a large financial institution client in late 2004 was the largest single contributor to the volume decline. In addition, the volume decrease was due to the overall decline in check usage, mid-2005 client losses due to financial institution consolidations and the following factors specific to our Direct Checks segment: lower direct mail consumer response rates, lower customer retention and an increase in financial institutions offering free checks to consumers. On a total company basis, financial institution free check programs result in either the sale of a lower-priced product or a lost sale, depending on whether the financial institution is a client of our Financial Services segment. Revenue was also negatively affected by continued pricing pressure in our Financial Services segment. Partially offsetting these decreases was increased revenue per order for our Direct Checks segment due to a shift from the mail order channel to the internet and phone order channels, which typically result in higher revenue per order and a higher percentage of reorders. Additionally, Direct Checks reorders, which generate higher revenue per order, have become a larger percentage of total orders, and we benefited from price increases in our Small Business Services segment. Contract termination payments did not have a significant impact on our 2005 revenue, as compared to 2004, as the amount of these payments was comparable each year.

        The number of orders decreased in 2005, as compared to 2004, despite the full year impact of the NEBS acquisition. The volume decreases at Financial Services and Direct Checks exceeded the positive impact of the NEBS acquisition. Revenue per order increased in 2005, as compared to 2004, as Small Business Services orders increased as a percentage of total orders and Direct Checks revenue per order increased as discussed earlier.

        The acquisition of NEBS contributed revenue of $363.2 million in 2004. The $38.3 million decrease in revenue for our other businesses compared to 2003 was due to a decline in volume resulting from the decline in check usage and the following factors specific to our Direct Checks segment: lower direct mail consumer response rates, longer reorder cycles due to promotional strategies for multi-box orders and lower customer retention. These volume decreases were partially offset by increased financial institution referrals for our Small Business Services segment. Partially offsetting the volume decline was an increase in revenue per order as compared to 2003 due to continued strength in selling premium-priced licensed and specialty check designs, price increases in our Direct Checks and Small Business Services segments and a $7.7 million contract termination payment from a former financial institution client in the third quarter of 2004. These increases were partially offset by increased competitive pricing pressure within our Financial Services segment.

        The number of orders decreased in 2004, as compared to 2003, despite the NEBS acquisition in June 2004, as volume decreases at Financial Services and Direct Checks offset the increase from the NEBS acquisition. Revenue per order increased in 2004, as compared to 2003, primarily due to the increase in Small Business Services orders as a percentage of total orders.

        Supplemental information regarding revenue by product is as follows:

				Percent change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Checks and related services	$1,123,255	$1,187,178	$1,108,880	(5.4%)	7.1%
Other printed products, including forms	296,075	122,305	21,276	142.1%	474.8%
Accessories and promotional products	230,249	220,255	111,985	4.5%	96.7%
Packaging supplies and other	66,715	37,277	—	79.0%	—

Total revenue	$1,716,294	$1,567,015	$1,242,141	9.5%	26.2%

        Due to the addition of NEBS non-check revenue, as well as the revenue declines within Financial Services and Direct Checks, the percentage of total revenue derived from the sale of checks and related services decreased to 65.4% in 2005 from 75.8% in 2004 and 89.3% in 2003. Small Business Services contributed non-check revenue of $521.1 million in 2005 and $297.4 million in 2004, from the sale of forms, envelopes, packaging supplies, holiday cards, labels, business cards, stationery and other promotional products.

Consolidated Gross Margin

				Percent change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Gross profit	$1,107,933	$1,031,066	$816,176	7.5%	26.3%
Gross margin	64.6%	65.8%	65.7%	(1.2) pt.	0.1 pt.

        Gross margin decreased in 2005, as compared to 2004, due in large part to the full year impact of NEBS operations. NEBS historical gross margins have been seven to eight points lower than our other businesses because of its non-check product mix. This resulted in a 2.5 percentage point decrease in our consolidated gross margin in 2005. Additionally, pricing pressure in our Financial Services segment continued to impact our gross margin. Offsetting these decreases was the increase in Direct Checks revenue per order discussed earlier, on-going cost management efforts, including the closing of six printing facilities in 2004, continued productivity improvements, as well as cost synergies resulting from the NEBS acquisition and lower performance-based employee compensation.

        Gross margin was flat in 2004, as compared to 2003. Higher revenue per order, as well as continued productivity improvements and on-going cost management efforts, including the closing of six printing facilities in 2004, were offset by the impact of the lower margin NEBS business and the continued pricing pressure facing our Financial Services segment.

Consolidated Selling, General & Administrative (SG&A) Expense

				Percent change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Selling, general and administrative expense	$803,094	$683,154	$497,255	17.6%	37.4%
SG&A as a percentage of revenue	46.8%	43.6%	40.0%	3.2 pt.	3.6 pt.

        The increase in SG&A expense in 2005, as compared to 2004, was primarily due to the full year impact of expenses of the acquired NEBS business, an increase of $18.0 million in acquisition-related amortization expense and an increase of $8.9 million in integration expenses. Partially offsetting these increases were a $19.7 million decrease in performance-based employee compensation, cost reductions in response to declining revenue, cost synergies resulting from the NEBS acquisition and a $6.2 million decrease in Direct Checks advertising expense primarily due to spending for new product initiatives in 2004.

        SG&A expense as a percentage of revenue increased in 2005, as compared to 2004, primarily due to the decline in revenue for Financial Services and Direct Checks being greater than the reduction in fixed SG&A expense. Additionally, NEBS results increased our SG&A percentage by 0.7 percentage points. NEBS has historically had a higher SG&A percentage than our other businesses due to its greater reliance on direct mail and a direct sales force to acquire and retain customers, as well as its decentralization of SG&A functions. Additionally, as previously discussed, these results included an increase of $18.0 million in acquisition-related amortization expense and an increase of $8.9 million in integration expenses.

        The increase in SG&A expense in 2004, as compared to 2003, was primarily due to expenses of the acquired NEBS business, including $19.1 million of additional acquisition-related amortization expense and $7.1 million of integration expenses, a $12.7 million increase in performance-based employee compensation due to our 2004 operating performance exceeding planned amounts, a $10.3 million increase in stock-based compensation due to the adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 and a $4.7 million increase in Direct Checks advertising expense due to new product efforts. Partially offsetting these increases were cost management efforts, including savings realized from employee reductions, lower discretionary spending and $5.3 million of asset impairment losses in 2003. The asset impairment losses related to manufacturing technologies and software. We had been intending to implement the manufacturing technologies during 2003. However, having already realized many efficiencies in our manufacturing function as a result of other initiatives, including the implementation of lean manufacturing, the incremental benefits expected from these technologies no longer warranted their implementation. The impaired software was intended to replace several of our existing systems and bring various technologies used by the company onto one platform. However, based on our continuing evaluation of investment initiatives, we determined that the costs to implement the system and the timeline for implementation did not result in an adequate return on our investment. The majority of the impaired assets had no alternative use and could not be sold to third parties. Thus, these assets were written down to a carrying value of zero. Certain related hardware was sold to third parties and was written down to its fair value less costs to sell. Of the total asset impairment losses, $3.6 million related to property, plant and equipment and $1.7 million related to intangible assets.

        SG&A expense as a percentage of revenue increased in 2004, as compared to 2003, primarily as a result of NEBS historically higher SG&A percentage. Additionally, as discussed above, NEBS results included $19.1 million of additional acquisition-related amortization expense and $7.1 million of integration expenses.

Interest Expense

				Percent change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Interest expense	$56,604	$32,851	$19,241	72.3%	70.7%
Weighted-average debt outstanding	1,225,569	942,617	468,408	30.0%	101.2%
Weighted-average interest rate	4.18%	3.27%	3.67%	0.91 pt.	(0.4) pt.

        The increase in interest expense in 2005, as compared to 2004, was due to higher interest rates and the higher average debt level resulting from the full-year impact of financing the acquisition of NEBS. The increase in interest expense in 2004, as compared to 2003, was due to our higher average debt level resulting from the acquisition of NEBS, partially offset by lower interest rates.

Provision for Income Taxes

				Percent change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Provision for income taxes	$92,771	$118,225	$106,908	(21.5%)	10.6%
Effective tax rate	37.0%	37.3%	35.7%	(0.3) pt.	1.6 pt.

        The decrease in our effective tax rate for 2005, as compared to 2004, was primarily due to the new federal qualified production activity deduction which was passed as part of the American Jobs Creation Act of 2004, as well as changes in our state tax rates due to changes in our legal entity structure. These impacts were partially offset by lower tax credits in 2005 and the positive impact in 2004 of refunds received for prior year state income tax credits and an increase in our estimate of 2004 state income tax credits. We expect our 2006 tax rate to be approximately 37%.

        The increase in our effective tax rate for 2004, as compared to 2003, was primarily due to the reversal of $7.3 million of previously established income tax reserves during 2003. A prior year federal audit period was closed due to the expiration of the statute of limitations, and we reached agreements with two states to favorably settle proposed income tax audit assessments. As a result, the related reserves were no longer required. These reversals lowered our 2003 effective tax rate by 2.4 points. Our 2004 effective tax rate was positively impacted by refunds received for prior year state income tax credits, as well as an increase in our estimate of 2004 state income tax credits.

Income from Continuing Operations

				Percent change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Income from continuing operations	$157,963	$198,648	$192,472	(20.5%)	3.2%

        The decrease in income from continuing operations in 2005, as compared to 2004, was primarily due to lower volume resulting from the continuing decline in check usage, mid-2005 client losses due to financial institution consolidations, lower direct mail response rates and customer retention for our Direct Checks segment, and the loss of a large financial institution client in late 2004. Additionally, our results were negatively impacted by continued pricing pressure within our Financial Services segment, higher interest expense due to higher interest rates and the full year impact of financing the NEBS acquisition, as well as the full year impact of amortization resulting from the NEBS acquisition. These decreases were partially offset by the full-year contribution of the NEBS business and the resulting cost synergies, lower performance-based employee compensation, increased sales of premium-priced licensed and specialty check designs and cost reductions in response to lower revenue, as well as manufacturing productivity improvements.

        The increase in income from continuing operations in 2004, as compared to 2003, was due to the acquisition of NEBS, manufacturing productivity improvements, other cost management efforts and higher net restructuring charges in 2003. Further information regarding our restructuring charges can be found in the section entitled Restructuring Accruals. These increases were partially offset by higher interest expense in 2004 due to financing the NEBS acquisition, the positive impact in 2003 from the reversal of income tax reserves and higher stock-based compensation expense in 2004 due to the adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

        On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. We reported this change in accounting principle using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. During 2003, we accounted for our employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, our 2003 results of operations do not include compensation expense for stock options or for our employee stock purchase plan. Had this expense been included in our results, diluted earnings per share would have been $0.07 lower for 2003. This pro forma impact of stock-based compensation was calculated utilizing the method disclosed under the caption “Note 1:

Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Total stock-based compensation expense recognized in our consolidated statements of income was $7.0 million in 2005, $12.2 million in 2004 and $1.0 million in 2003. The decrease in 2005, as compared to 2004, was due to a lower number of stock options granted and lower restricted stock unit awards earned in 2005, as our operating performance did not meet planned results.

Net Loss from Discontinued Operations

				Percent change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Net loss from discontinued operations	$442	$657	$—	(32.7%)	—

        Discontinued operations in 2005 include the results of the apparel business acquired from NEBS. This business was sold in the third quarter of 2005, resulting in a pre-tax gain of $0.8 million. In addition to the apparel business, discontinued operations in 2004 also include the European operations of NEBS, which were sold on December 31, 2004. No gain or loss was recognized on this disposition as the assets and liabilities were recorded at fair value on the acquisition date. We continue to hold one building associated with the European operations and intend to complete the sale of this facility in the first half of 2006.

Diluted Earnings per Share

				Percent change
				2005 vs.	2004 vs.
(shares in thousands)	2005	2004	2003	2004	2003

Diluted earnings per share	$3.09	$3.92	$3.49	(21.2%)	12.3%
Diluted weighted-average shares outstanding
(includes potential common shares)	50,936	50,549	55,228	0.8%	(8.5%)

        In addition to the decrease in income from continuing operations in 2005, as compared to 2004, diluted earnings per share decreased in 2005 due to the increase in average shares outstanding resulting from shares issued under employee stock purchase and stock incentive plans. The change in shares outstanding resulted in a $0.03 decrease in earnings per share for 2005 as compared to 2004.

        In addition to the increase in income from continuing operations in 2004, as compared to 2003, diluted earnings per share increased in 2004 due to the decrease in average shares outstanding resulting from our share repurchase programs. During 2003, we purchased 12.2 million shares and during 2004, we purchased 0.6 million shares. The change in average shares outstanding resulting from share repurchases, partially offset by the impact of shares issued under employee stock purchase and stock incentive plans, resulted in a $0.34 increase in earnings per share for 2004 as compared to 2003.

Earnings before Interest, Taxes, Depreciation and Amortization of Intangibles (EBITDA)

				Percent change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

EBITDA	$414,391	$442,210	$378,334	(6.3%)	16.9%
Depreciation	(28,993)	(27,330)	(22,773)	(6.1%)	(20.0%)
Amortization of intangibles	(79,355)	(66,526)	(37,309)	(19.3%)	(78.3%)

Earnings before interest and taxes (EBIT)	306,043	348,354	318,252	(12.1%)	9.5%
Interest expense, net	(55,309)	(31,481)	(18,872)	(75.7%)	(66.8%)
Provision for income taxes	(92,771)	(118,225)	(106,908)	21.5%	(10.6%)
Net loss from discontinued operations	(442)	(657)	—	32.7%	—

Net income	$157,521	$197,991	$192,472	(20.4%)	2.9%

        EBIT and EBITDA are not measures of financial performance under Generally Accepted Accounting Principles (GAAP) in the United States of America. We disclose these measures because they can be used to analyze profitability between companies and industries by eliminating the effects of financing (i.e., interest) and capital investments (i.e., depreciation and amortization). We believe these measures can indicate whether a company’s earnings are adequate to pay its debts without regard to financing, capital structure or income taxes. We also believe that increases in these measures depict increased ability to attract financing and increase the valuation of our business. We do not consider these measures to be substitutes for performance measures calculated in accordance with GAAP. Instead, we believe that they are useful performance measures which should be considered in addition to those measures reported in accordance with GAAP.

RESTRUCTURING ACCRUALS

        During 2004, we recorded restructuring charges of $5.7 million for employee severance primarily related to the closing of our Financial Services check printing facility located in Dallas, Texas and our Direct Checks check printing facility located in Anniston, Alabama, as well as reductions in various functional areas primarily within our Direct Checks and Financial Services segments. The closure of the Dallas facility was primarily due to the loss of a major financial institution client whose contract expired at the end of 2004. The other reductions were a result of the continuing decline in check usage, as well as increased productivity. Both the Dallas and Anniston facilities were closed during the fourth quarter of 2004. The other employee reductions were completed during 2005. In total, 450 employees received a total of $5.3 million in severance payments, which were funded by cash from operations. These restructuring charges are reflected as cost of goods sold of $2.4 million and SG&A expense of $3.3 million in our 2004 consolidated statement of income.

        During 2003, we recorded restructuring charges of $11.8 million for employee severance primarily related to the closing of three of our Financial Services check printing facilities and other reductions in employees within Financial Services. We were able to close the three check printing facilities because of the expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage. The other employee reductions were the result of our ongoing cost management efforts. All three check printing facilities were closed during 2004, and the other employee reductions were also substantially completed during 2004. In total, 573 employees received a total of $10.7 million in severance payments, which were funded by cash from operations. These restructuring charges are reflected as cost of goods sold of $5.1 million and SG&A expense of $6.7 million in our 2003 consolidated statement of income.

        As a result of the five facility closings and other employee reductions discussed here, we estimate that we realized net cost savings in 2005 of approximately $18 million in cost of goods sold and $7 million in SG&A expense, in comparison to our 2004 results of operations. Reduced costs consisted primarily of labor and facility expenses such as insurance, taxes, depreciation and maintenance. In addition to a total of $16.0 million of severance payments, we also incurred other costs related to the closing of facilities, including equipment moves, training and travel. These costs were expensed as incurred, primarily as cost of goods sold, and totaled $2.1 million. Of this amount, $1.8 million was expensed in 2004 and $0.3 million was expensed in 2003. We also made improvements to our remaining check printing facilities to allow them to handle increased volume. These improvements, which totaled $5 million, were capitalized and are being depreciated, primarily as cost of goods sold, over their estimated useful lives.

        In conjunction with the acquisition of NEBS, we recorded $30.2 million of restructuring accruals in 2004 for NEBS activities which we decided to exit. These accruals primarily included severance benefits, as well as $2.8 million due under noncancelable operating leases on facilities which have been or will be vacated as we consolidate operations. The severance accruals include payments due 700 employees. This includes employees in the Tucker, Georgia printing facility, which was closed during the fourth quarter of 2004, and the Los Angeles, California and Athens, Ohio facilities, which we plan to close by mid-2006. Additionally, the accruals included employees in various functional areas throughout NEBS resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also included amounts due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminated redundancies between the two companies. Severance payments are expected to be substantially completed by the end of 2006, utilizing cash from operations. As a result of these facility closures and employee reductions, we estimate that we realized cost savings of approximately $1 million in cost of goods sold and $12 million in SG&A expense in 2005, in comparison to NEBS historical results of operations. We estimate that we will realize additional savings of approximately $7 million in cost of goods sold and $2 million in SG&A expense in 2006, in comparison to our 2005 results of operations.

        Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

SEGMENT RESULTS

        Additional financial information regarding our business segments appears under the caption “Note 17: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Small Business Services

        This segment sells checks, forms and related products to small businesses and home offices through direct response marketing, financial institution referrals and via sales representatives, independent distributors and the internet.

				Percent change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Revenue	$932,286	$616,345	$238,625	51.3%	158.3%
Operating income	105,118	101,910	74,123	3.1%	37.5%
% of revenue	11.3%	16.5%	31.1%	(5.2) pt.	(14.6) pt.

        The increase in revenue in 2005, as compared to 2004, was primarily due to the $308.0 million increase contributed by the full year impact of the NEBS business. Additionally, the increase in revenue resulted from increased financial institution referrals and price increases. The Deluxe Business Advantage program discussed earlier under Executive Overview is designed to leverage our financial institution relationships into increased sales within Small Business Services. These revenue increases were partially offset by the loss of a large financial institution client in late 2004, as well as mid-2005 client losses due to financial institution consolidations.

        The increase in operating income in 2005, as compared to 2004, was due to the full year impact of the NEBS acquisition, price increases and lower delivery and materials costs as we were able to negotiate lower prices subsequent to the NEBS acquisition. Partially offsetting these increases were an $18.0 million increase in acquisition-related amortization expense, an $8.9 million increase in integration costs and increased call center and marketing costs related to the implementation of our growth strategy. Additionally, the allocation of corporate costs to the NEBS portion of Small Business Services resulted in a decrease of $12.0 million in Small Business Services operating income in 2005. As discussed under the caption “Note 17: Business segment information” of the Notes to

Consolidated Financial Statements appearing in Item 8 of this report, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005 when NEBS implemented certain of our corporate information systems and began utilizing corporate shared services functions. As such, Small Business Services now bears a larger portion of corporate costs. The decrease in operating margin in 2005, as compared to 2004, was due to the full year impact of NEBS lower margin business, as well as the higher acquisition-related amortization expense and integration costs. NEBS historically has had lower operating margins than our other businesses because of its non-check product mix and its greater reliance on direct mail and a direct sales force to acquire and retain customers.

        The increase in revenue in 2004, as compared to 2003, was primarily due to the $363.2 million contributed by the NEBS acquisition. Additionally, the growth in revenue resulted from higher volume and price increases. Financial institution referrals increased due to the timing of client gains and losses and due to our focus on expanding the utilization of this referral program with our financial institution clients. Partially offsetting these improvements was the overall decline in the number of checks being written due to the increasing use of alternative payment methods.

        The increase in operating income in 2004, as compared to 2003, was due to the acquisition of NEBS, revenue growth and lower discretionary spending, partially offset by increased customer care costs in support of the higher revenue level. The decrease in operating margin in 2004, as compared to 2003, was due to NEBS historically lower margin business.

Financial Services

        Financial Services sells personal and business checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support, fraud prevention and customer retention programs.

				Percent change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Revenue	$537,525	$665,373	$699,250	(19.2%)	(4.8%)
Operating income	119,677	159,986	146,711	(25.2%)	9.0%
% of revenue	22.3%	24.0%	21.0%	(1.7) pt.	3.0 pt.

        The decrease in revenue in 2005, as compared to 2004, was due to a decline in volume resulting from the loss of a large financial institution client in late 2004, the continuing decline in check usage and mid-2005 client losses due to financial institution consolidations. Pricing pressure also continued to have a negative impact. Contract termination payments did not have a significant impact on 2005 revenue, as compared to 2004, as the amount of these payments was comparable each year.

        The decrease in operating income in 2005, as compared to 2004, was the result of the revenue decline, partially offset by cost management efforts, including the closing of four printing facilities in 2004, lower performance-based employee compensation, productivity improvements and cost synergies resulting from the NEBS acquisition. Additionally, as discussed earlier, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005. This change benefited Financial Services, as NEBS now bears a portion of corporate costs. This change resulted in an $8.3 million benefit to Financial Services in 2005.

        The decrease in revenue in 2004, as compared to 2003, was due to the continuing decline in check usage, as well as increased competitive pricing pressure. These revenue decreases were partially offset by increased sales of premium-priced licensed and specialty check designs, as well as a $7.7 million contract termination payment recorded in the third quarter of 2004.

        The increase in operating income in 2004, as compared to 2003, was the result of cost management efforts, including savings realized from employee reductions, productivity improvements, lower discretionary spending and asset impairment losses in 2003, partially offset by the revenue decline.

Direct Checks

        Direct Checks sells checks and related products directly to consumers through direct mail and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names.

				Percent change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Revenue	$246,483	$285,297	$304,266	(13.6%)	(6.2%)
Operating income	80,044	86,016	98,087	(6.9%)	(12.3%)
% of revenue	32.5%	30.1%	32.2%	2.4 pt.	(2.1) pt.

        The decrease in revenue in 2005, as compared to 2004, was due to lower volume resulting from the continuing decline in check usage, lower consumer response rates to direct mail advertisements, lower customer retention and an increase in financial institutions offering free checks to consumers. We believe that the decline in our customer response rates is attributable to the decline in check usage, an increase in financial institutions providing free checks to consumers, a general decline in direct marketing response rates and a lower number of eligible first-time customers. With a large base of lifetime customers, fewer consumers are eligible for the lower introductory prices we offer first-time customers. Partially offsetting the volume decline was an increase in revenue per order resulting from our efforts to shift mail orders to the internet and phone order channels, which typically result in higher revenue per order. Additionally, Direct Checks reorders, which generate higher revenue per order, have become a larger percentage of total orders.

        The decrease in operating income in 2005, as compared to 2004, was primarily due to the revenue decline, partially offset by productivity improvements, cost management efforts, including savings realized from employee reductions, and a $6.2 million decrease in advertising costs primarily related to new product initiatives in 2004. Additionally, as discussed earlier, the allocation of corporate costs to the NEBS portion of Small Business Services resulted in a $3.8 million benefit to Direct Checks in 2005. Operating income as a percentage of revenue increased compared to 2004 due to the increase in revenue per order and the cost decreases discussed here.

        The decrease in revenue in 2004, as compared to 2003, was due to lower volume resulting from the continuing decline in check usage, lower consumer response rates to direct mail advertisements, longer reorder cycles due to our promotional strategies for multi-box orders and lower customer retention. Partially offsetting the revenue pressures from the volume decline was an increase in revenue per order due to price increases, the improved effectiveness of our selling techniques and continued strength in selling premium-priced licensed and specialty check designs.

        The decrease in operating income in 2004, as compared to 2003, was primarily due to the revenue decline and a $4.7 million increase in advertising expense for new product efforts, partially offset by productivity improvements and cost management initiatives, including savings realized from employee reductions.

CASH FLOWS

        As of December 31, 2005, we held cash and cash equivalents of $6.9 million. The following table shows our cash flow activity for the last three years and should be read in conjunction with the consolidated statements of cash flows appearing in Item 8 of this report.

				Dollar change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Continuing operations:
Net cash provided by operating activities	$178,279	$307,591	$181,467	$(129,312)	$126,124
Net cash used by investing activities	(55,917)	(670,837)	(24,883)	614,920	(645,954)
Net cash (used) provided by financing activities	(142,816)	369,963	(278,471)	(512,779)	648,434
Effect of exchange rate change on cash	202	1,155	—	(953)	1,155

Net cash (used) provided by continuing operations	(20,252)	7,872	(121,887)	(28,124)	129,759
Net cash (used) provided by operating
activities of discontinued operations	(4,152)	3,844	—	(7,996)	3,844
Net cash provided by investing
activities of discontinued operations	15,779	808	—	14,971	808

Net change in cash and cash equivalents	$(8,625)	$12,524	$(121,887)	$(21,149)	$134,411

        The $129.3 million decrease in cash provided by operating activities in 2005, as compared to 2004, was due to a $54.4 million increase in contract acquisition payments related to new financial institution contracts, higher interest payments due to higher interest rates and our higher debt level, the lower earnings discussed earlier under Consolidated Results of Operations, as well as higher employee profit sharing and pension payments related to our 2004 operating results. These decreases in cash provided by operating activities were partially offset by higher NEBS operating cash flows and lower severance payments.

        The $126.1 million increase in cash provided by operating activities in 2004, as compared to 2003, was due primarily to our cost management initiatives and productivity improvements, lower contract acquisition payments to financial institution clients, lower Direct Checks advertising spend in 2004 and a decrease in employee profit sharing and pension payments. Net cash provided by operating activities in 2004 was negatively impacted by NEBS severance payments, payments due to executive officers under change of control agreements and profit sharing and pension payments related to NEBS pre-acquisition results of operations.

        Included in cash provided by operating activities were the following operating cash outflows:

				Dollar change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Income tax payments	$105,546	$108,435	$110,508	$(2,889)	$(2,073)
Contract acquisition payments	70,169	15,778	47,728	54,391	(31,950)
Interest payments	57,393	28,843	19,180	28,550	9,663
Voluntary employee beneficiary trust contributions	42,000	40,541	32,000	1,459	8,541
Employee profit sharing and pension contributions	40,033	26,668	39,636	13,365	(12,968)
Severance payments	9,709	29,843	1,760	(20,134)	28,083

        Primarily because of the NEBS acquisition in 2004, cash used by investing activities in 2005 was $614.9 million lower than 2004. Purchases of capital assets were $11.8 million higher in 2005, as compared to 2004, due to costs incurred in conjunction with the order capture system we intend to implement in 2006. Cash used by financing activities in 2005 was higher than 2004 due to borrowings in 2004 related to financing the acquisition of NEBS, partially offset by the payment of NEBS long-term debt in 2004 and share repurchases in 2004. Net cash provided by discontinued operations in 2005 was $7.0 million higher than 2004 due primarily to the sale of our apparel business which generated net cash proceeds of $15.8 million, partially offset by changes in working capital. The sale of our apparel business will not have a material effect on our cash flows or capital resources.

        Cash used by investing activities in 2004 included payments of $624.9 million for the acquisition of NEBS. Cash provided by financing activities in 2004 was higher than 2003 due to borrowings to finance the acquisition of NEBS. The purchase price for NEBS, net of cash acquired, was $625.8 million. We utilized a bridge financing agreement and commercial paper to finance this purchase. A portion of this debt was refinanced with long-term debt in the fourth quarter of 2004. See Capital Resources for further information regarding our debt.

        Significant cash inflows, excluding those related to operating activities, for each year were as follows:

				Dollar change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Proceeds from shares issued under employee plans	$11,247	$18,923	$23,869	$(7,676)	$(4,946)
Net proceeds from debt	—	646,286	288,050	(646,286)	358,236
Net proceeds from sale of discontinued operations	15,779	808	—	14,971	808

        Significant cash outflows, excluding those related to operating activities, for each year were as follows:

				Dollar change
				2005 vs.	2004 vs.
(in thousands)	2005	2004	2003	2004	2003

Cash dividends paid to shareholders	$81,271	$74,302	$80,453	$6,969	$(6,151)
Purchases of capital assets	55,653	43,817	22,034	11,836	21,783
Net payments on short-term debt	51,654	—	—	51,654	—
Payments on long-term debt	26,338	167,050	1,743	(140,712)	165,307
Payments for acquisitions, net of cash acquired	2,888	624,859	—	(621,971)	624,859
Payments for common shares repurchased	—	26,637	507,126	(26,637)	(480,489)
Settlement of interest rate lock agreements	—	23,564	—	(23,564)	23,564

        We believe that the following ratios are important measures of our financial strength: total debt to EBITDA(1), EBIT(1) to interest expense and free cash flow(2) to total debt.

        Total debt to EBITDA was 2.8 times for 2005 and 2004 and 1.6 times for 2003. The 2005 ratio was unchanged from 2004 as the decrease in total debt as of December 31, 2005 was offset by the decrease in EBITDA resulting from our lower earnings in 2005. The increase in 2004, as compared to 2003, was due to the higher total debt level as of December 31, 2004 due to financing of the NEBS acquisition. The comparable ratio of total debt to net income was 7.4 times for 2005, 6.3 times for 2004 and 3.1 times for 2003.

        EBIT to interest expense was 5.4 times for 2005, 10.6 times for 2004 and 16.5 times for 2003. Our committed lines of credit contain covenants requiring a minimum EBIT to interest expense ratio of 3.0 times on a four-quarter trailing basis. A decrease in this ratio in 2005, as compared to 2004, was expected. The decrease was due primarily to higher interest expense resulting from higher interest rates, as well as higher debt levels to fund the acquisition of NEBS in June 2004. The decrease in 2004, as compared to 2003, was primarily due to higher interest expense resulting from higher debt levels to fund the acquisition of NEBS and to fund share repurchases earlier in the year. We believe the risk of violating our financial covenants is low as we expect solid profitability and cash flow to continue. The comparable ratio of net income to interest expense was 2.8 times for 2005, 6.0 times for 2004 and 10.0 times for 2003.

        Free cash flow to total debt was 3.6% for 2005, 15.2% for 2004 and 13.3% for 2003. We calculate free cash flow as cash provided by operating activities less purchases of capital assets and dividends paid to shareholders. The decrease in 2005, as compared to 2004, was due to the decrease in operating cash flow discussed earlier. The increase in 2004, as compared to 2003, was due to the increase in operating cash flow discussed earlier. This impact was partially offset by our higher debt level as of December 31, 2004, due to financing required for the NEBS acquisition. The comparable ratio of net cash provided by operating activities of continuing operations to total debt was 15.3% for 2005, 24.7% for 2004 and 30.5% for 2003.

(1)	Further information regarding our use of EBITDA and EBIT was provided earlier under Consolidated Results of Operations.

(2)

Free cash flow is not a measure of financial performance under GAAP in the United States of America. We monitor free cash flow on an ongoing basis, as it measures the amount of cash generated from our operating performance after investment initiatives and the payment of dividends. It represents the amount of cash available for the payment of debt and for general corporate purposes and strategic initiatives. We do not consider free cash flow to be a substitute for performance measures calculated in accordance with GAAP. Instead, we believe that free cash flow is a useful liquidity measure which should be considered in addition to those measures reported in accordance with GAAP. The measure of free cash flow to total debt is a liquidity measure which illustrates to what degree our free cash flow covers our existing debt. Free cash flow is derived from net cash provided by operating activities of continuing operations as follows:

(in thousands)	2005	2004	2003

Free cash flow	$41,355	$189,472	$78,980
Purchases of capital assets	55,653	43,817	22,034
Cash dividends paid to shareholders	81,271	74,302	80,453

Net cash provided by operating activities of continuing operations	$178,279	$307,591	$181,467

CAPITAL RESOURCES

        Our total debt was $1,166.5 million as of December 31, 2005, a decrease of $77.7 million from December 31, 2004. Our equity market capitalization was $1.5 billion as of December 31, 2005, based on the closing stock price of $30.14 and 50.7 million basic shares outstanding, down from $1.9 billion as of December 31, 2004.

Capital Structure

	December 31,
(in thousands)	2005	2004	Change

Commercial paper	$212,346	$264,000	$(51,654)
Current portion of long-term debt	51,359	26,359	25,000
Long-term debt	902,805	953,848	(51,043)

Total debt	1,166,510	1,244,207	(77,697)
Shareholders’ deficit	(82,026)	(178,491)	96,465

Total capital	$1,084,484	$1,065,716	$18,768

        We are in a shareholders’ deficit position due to the required accounting treatment for share repurchases. We have not repurchased any shares since the second quarter of 2004, and we expect our shareholders’ deficit to continue to decrease in future periods, absent additional share repurchase activity. Share repurchases during the past three years were as follows:

(in thousands)	2005	2004	2003

Dollar amount	$—	$25,520	$508,243
Number of shares	—	634	12,239

Debt Structure

	December 31,
	2005		2004
(in thousands)	Amount	Weighted-average interest rate	Amount	Weighted-average interest rate	Change

Fixed interest rate	$948,026	4.4%	$947,708	4.4%	$318
Floating interest rate	212,346	4.4%	289,000	2.4%	(76,654)
Capital leases	6,138	10.4%	7,499	10.3%	(1,361)

Total debt	$1,166,510	4.4%	$1,244,207	4.0%	$(77,697)

        Further information concerning our outstanding debt can be found under the caption “Note 13: Debt” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. We may, from time to time, consider retiring our outstanding debt through cash purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges, if any, would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

        During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the debt we issued in 2004. The termination of the lock agreements in September 2004 yielded a deferred pre-tax loss of $23.6 million. During 2002, we entered into two forward rate lock agreements to effectively hedge, or lock-in, the annual interest rate on a portion of the debt we issued in 2002. The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4.0 million. These losses are reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and are being reclassified ratably to our statements of income as increases to interest expense over the terms of the related debt.

        We currently have a $500.0 million commercial paper program in place which is supported by two committed lines of credit. The credit agreements governing the lines of credit contain customary covenants regarding the ratio of EBIT to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during 2005 or during 2004.

        As of December 31, 2005, $287.7 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows:

(in thousands)	Total available	Expiration date	Commitment fee

Five year line of credit	$275,000	July 2010	.090%
Five year line of credit	225,000	July 2009	.125%

Total committed lines of credit	500,000
Commercial paper outstanding	(212,346)

Net available for borrowing as of December 31, 2005	$287,654

        Our Canadian subsidiary also has a $5.0 million (Canadian dollars) committed line of credit available for borrowing. No amounts were drawn on this line of credit during 2005, and no amounts were outstanding under this line as of December 31, 2005.

        In January 2006, Moody’s Investors Service downgraded our long-term debt rating to Baa3 from Baa1 and downgraded our short-term debt rating to Prime-3 from Prime-2. Additionally, they have placed a negative outlook on our debt. Moody’s indicated that the downgrades resulted from increased business risk and deterioration in our revenue base due to volume declines and intensifying pricing pressure. Moody’s also indicated that they recognize our plans to offset these pressures by growing our Small Business Services segment, but they perceive execution risk in an unproven business model.

        Also in January 2006, Standard and Poor’s credit rating agency (S&P) lowered our long-term debt rating to BBB- from BBB+ and our short-term debt rating to A-3 from A-2. They also placed a negative outlook on our debt. S&P indicated that the downgrades reflect greater than expected declines in check pricing and volumes due to heightened competitive pressures. S&P also indicated that the ratings reflect our leading market position, good margins and adequate cash flow generation.

        Despite the downgrades in our credit ratings, we intend to issue commercial paper as long as the market is available to us. To the extent the commercial paper market is not available or is not cost effective, we will utilize our $500.0 million committed lines of credit or issue term debt, depending on which alternative is most economical. Our credit facilities do not have covenants or events of default tied to our credit ratings. As the commitment fees for our lines of credit are tied to our credit ratings, these fees will increase in 2006 to 0.175% for the $275.0 million line and 0.225% for the $225.0 million line.

        We believe our future operating cash flows and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the foreseeable future.

OTHER CHANGES IN FINANCIAL CONDITION

        Other non-current assets include contract acquisition costs of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during 2005 were as follows:

(in thousands)
Balance, December 31, 2004	$83,825
Cash payments	70,169
Decrease in contract acquisition obligations	(19,992)
Amortization	(34,731)
Refunds from contract terminations	(5,607)

Balance, December 31, 2005	$93,664

        The number of checks being written has been in decline since the mid-1990’s, which has contributed to increased competitive pressure when attempting to retain or obtain clients. In recent years, both the number of financial institution clients requesting contract acquisition payments and the amount of the payments has increased. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract.

        Liabilities for contract acquisition payments are recorded upon contract execution. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $3.9 million as of December 31, 2005 and $11.5 million as of December 31, 2004. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $6.7 million as of December 31, 2005 and $21.9 million as of December 31, 2004.

        Net assets of discontinued operations decreased $19.3 million from December 31, 2004 primarily due to the sale of PremiumWear, the apparel business we had acquired as part of the NEBS acquisition.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

        It is not our general business practice to enter into off-balance sheet arrangements nor to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any potential liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

        We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

        As of December 31, 2005, our contractual obligations were as follows:

(in thousands)	Total	2006	2007 - 2008	2009 - 2010	2011 and thereafter

Long-term debt and related
interest	$1,200,884	$91,557	$392,699	$58,188	$658,440
Commercial paper	212,346	212,346	—	—	—
Capital lease obligations and
related interest	7,450	1,935	4,012	1,503	—
Operating lease obligations	18,654	8,471	7,442	2,672	69
Purchase obligations	290,641	74,534	91,218	74,308	50,581
Other long-term liabilities	49,990	16,151	17,826	9,540	6,473

Total	$1,779,965	$404,994	$513,197	$146,211	$715,563

        Purchase obligations include amounts due under contracts with third party service providers. These contracts are primarily for information technology services related to network servers, personal computers, telecommunications, software development and support and help desk services. Additionally, purchase obligations include amounts due under Direct Checks direct mail advertising and royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligations presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs. Certain of the contracts with third party service providers allow for early termination upon the payment of early termination fees. If we were to terminate these agreements, we would incur early termination fees of $64.0 million as of December 31, 2005.

        Other long-term liabilities consist primarily of amounts due for contract acquisition costs, workers’ compensation and deferred compensation. Of the $45.1 million reported as other long-term liabilities in our consolidated balance sheet as of December 31, 2005, $11.3 million is excluded from the payments shown in the table above. The excluded amounts include the following:

•

A portion of the amount due under our deferred compensation plan – Under this plan, employees begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur.

•

Environmental remediation costs – During 2002, we purchased an environmental insurance policy which covers pre-existing conditions from third-party claims and cost overruns for 30 years at owned, leased and divested sites, as well as any new conditions discovered at currently owned or leased sites for ten years. As a result, we expect to receive reimbursements from the insurance company for environmental remediation costs we incur. The related receivables from the insurance company are reflected in other current assets and other non-current assets in our consolidated balance sheets based on the amounts of our environmental accruals.

•	Items which will not be paid in cash, such as a deferred gain resulting from a 1999 sale-leaseback transaction with an unaffiliated third party.

        Total contractual obligations do not include the following:

•

Payments for our retiree health care plans – Benefits paid under our retiree health care plans are dependent on the level of medical costs incurred by plan participants. Additionally, we have contributed funds to a trust for the purpose of funding our retiree health care plan. Trust assets can be utilized only to pay medical costs of plan participants. Thus, we have the option of paying retiree medical costs from the trust or from the general assets of the company. The unfunded benefit obligation for this plan was $52.6 million as of December 31, 2005.

•

Payments to our defined contribution pension and 401(k) plans – The amounts payable under our defined contribution pension and 401(k) plans are dependent on the number of employees providing services throughout the year, their wage rates and in the case of the 401(k) plans, whether employees elect to participate in the plans.

•	Profit sharing payments – Amounts payable under our profit sharing plans are dependent on our operating performance.

•	Contributions which may be made to the VEBA trust which we use to fund employee and retiree medical and severance payments.

•

Payments to our Canadian pension plan – This plan is funded by a trust which we have established for this purpose. Trust assets can only be utilized to fund pension payments and have been invested. If these investments do not perform as expected, we may be required to provide further funding to the trust. However, we cannot predict when, or if, further funding will be required.

•	Income tax payments which will be remitted on our earnings.

RELATED PARTY TRANSACTIONS

        We have not entered into any related party transactions during the past three years.

CRITICAL ACCOUNTING POLICIES

        Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We implemented one significant change to our accounting policies during 2004. On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. This change in accounting principle is discussed in further detail under Consolidated Results of Operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Goodwill and Indefinite-Lived Trade Names

        As of December 31, 2005, we had goodwill of $581.1 million, comprised of $498.0 million from the acquisition of NEBS, $82.2 million related to our Direct Checks segment and $0.9 million related to our acquisition of Dots & Pixels, Inc., a Canadian-based digital printer, in the third quarter of 2005. Goodwill is tested for impairment on at least an annual basis and between annual evaluations if events or circumstances occur which could indicate that goodwill is impaired. As discussed earlier under Segment Results, our Direct Checks segment has been impacted by the decline in check usage, lower consumer response rates to direct mail advertisements, lower customer retention and an increase in financial institutions offering free checks to consumers. To date, we have been able to offset to a large degree the impact of the resulting volume decline through improved selling techniques, price increases and cost management efforts.

        We also have two indefinite-lived trade names totaling $59.4 million as of December 31, 2005, resulting from the acquisition of NEBS. We continually evaluate the remaining useful lives of these assets to determine whether events and circumstances continue to support an indefinite useful life. If we subsequently determine that one or both of these assets has a finite useful life, we will first test the asset for impairment and then amortize the asset over its estimated remaining useful life. Indefinite-lived trade names are tested for impairment on at least an annual basis and between annual evaluations if events or circumstances occur which could indicate that the asset is impaired. The impairment analysis completed in 2005 found no indication of impairment, although the valuation determined that the fair values of the assets approximated their carrying values. An impairment loss may be required if future valuations do not support the carrying values of these assets.

        The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. If these estimates and assumptions change, we may be required to recognize impairment losses in the future.

Income Taxes

        When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. In the event there is a significant unusual or one-time item recognized in our results of operations, the tax attributable to that item is separately calculated and recorded in the period the unusual or one-time item occurred.

        Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are timing differences that will reverse over time, such as depreciation expense on capital assets. These timing differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our statements of income. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

        We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves, as well as related interest. Our reserves for contingent tax liabilities totaled $15.4 million as of December 31, 2005, and are included in accrued liabilities in our consolidated balance sheet. These reserves relate to various tax years subject to audit by taxing authorities. We believe that our current tax reserves are adequate, and reflect the most probable outcome of known tax contingencies. However, the ultimate outcome may differ from our estimates and assumptions and could impact the provision for income taxes reflected in our consolidated statements of income. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution could result in reduced income tax expense in our consolidated statements of income in the future.

        During 2003, we reversed $7.3 million of previously established income tax reserves. A prior year federal audit period was closed due to the expiration of the statute of limitations, and we reached agreements with two states to favorably settle proposed income tax audit assessments. As a result, the related reserves were no longer required.

Restructuring Accruals

        Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. Cost management is one of our strategic objectives and we are continually seeking ways to lower our cost structure. The acquisition of NEBS resulted in even larger restructuring accruals as we combined the two companies and exited certain activities. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as many times employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from actual employee behavior, subsequent adjustments to restructuring accruals have been and will be required.

        With regards to our 2003 employee reduction initiatives, we subsequently reversed $1.3 million of the original restructuring accruals as a result of fewer employees receiving severance benefits than originally estimated. No significant adjustments were made to the accruals related to the NEBS acquisition or our 2004 employee reduction initiatives.

Post-Retirement Benefits

        Detailed information regarding our post-retirement benefit plans, including a description of the plans, their related future cash flows and plan assets, can be found under the caption: “Note 12: Pension and other post-retirement benefits” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

        Our net post-retirement benefit expense was $7.8 million in 2005, $5.1 million in 2004 and $6.7 million in 2003. Our business segments record post-retirement benefit expense in cost of goods sold and SG&A expense, based on the composition of their workforces. Our post-retirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, the expected health care cost trend rate and the average remaining life expectancy of plan participants. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. In determining the discount rate, we utilize yield curve approaches to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. Additionally, we consider Moody’s high quality corporate bond rates when selecting our discount rate. The expected long-term rate of return on plan assets and the health care cost trend rate are based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions. The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. To determine the average remaining life expectancy of plan participants, we use the RP-2000 Combined Healthy Participant Mortality Table. We analyze the assumptions used each year when we complete our actuarial valuation of the plan. If the assumptions utilized in determining our post-retirement benefit expense and liability differ from actual events, our results of operations for future periods could be impacted.

        In measuring the accumulated post-retirement benefit obligation as of December 31, 2005, we assumed a discount rate of 5.5%. A 0.25 point change in the discount rate would increase or decrease our annual post-retirement benefit expense by approximately $0.5 million. In measuring the net post-retirement benefit expense for 2005, we assumed an expected long-term rate of return on plan assets of 8.75%. A 0.25 point change in this assumption would increase or decrease our annual post-retirement benefit expense by approximately $0.2 million.

        In measuring the accumulated post-retirement benefit obligation as of December 31, 2005, our initial health care inflation rate for 2006 was assumed to be 9.75% and our ultimate health care inflation rate for 2011 and beyond was assumed to be 5.25%. A one percentage point increase in the health care inflation rate for each year would increase the accumulated post-retirement benefit obligation by $18.0 million and the service and interest cost components of our annual post-retirement benefit expense by $1.0 million. A one percentage point decrease in the health care inflation rate for each year would decrease the accumulated post-retirement benefit obligation by $16.0 million and the service and interest cost components of our annual post-retirement benefit expense by $1.0 million.

        When actual events differ from our assumptions or when we change the assumptions used, an unrecognized actuarial gain or loss results. Unrecognized gains and losses are reflected in post-retirement benefit expense over the average remaining service life of employees expected to receive benefits under the plan, which is currently 8.1 years. Because employees hired after December 31, 2001 are not eligible to participate in our retiree health care plan, the average remaining service life of employees expected to receive benefits will continue to decrease. As such, the amortization of our unrecognized actuarial loss will continue to accelerate over the next several years. Amortization of the unrecognized actuarial loss will increase $0.8 million in 2006, as compared to 2005. As of December 31, 2005 and 2004, our unrecognized net actuarial loss was $96.9 million and $92.5 million, respectively, and was comprised of the following:

(in thousands)	2005	2004

Discount rate assumption	$33,355	$31,482
Health care cost trend	25,682	28,754
Claims experience	15,135	14,252
Return on plan assets	11,528	21,019
Other	11,241	(3,002)

Unrecognized net actuarial loss	$96,941	$92,505

        During the fourth quarter of 2003, we amended our retiree health care plan to limit the number of employees eligible for benefits under the plan. In order to receive the current level of benefits, employees had to reach 20 years of service and 75 points (total of age and years of service) prior to January 1, 2006. Employees reaching 20 years of service and 75 points between January 1, 2006 and December 31, 2008 are eligible for the current level of benefits; however, their premiums will not be reduced once they become eligible for Medicare as is currently the case. Employees reaching 20 years of service and 75 points after December 31, 2008 must pay the full cost of coverage if they elect to participate in our health care plan. As a result of this plan change, we recognized a curtailment gain of $4.0 million during the fourth quarter of 2003. This gain is reflected as a reduction of cost of goods sold of $1.4 million and a reduction of SG&A expense of $2.6 million in our 2003 consolidated statement of income. This plan change resulted in a $2.5 million decrease in our 2004 post-retirement benefit expense.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allowed additional time for companies to determine how the new law affected a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provided for a special one-time deduction of 85% of certain foreign earnings that were repatriated and which met certain requirements. During the fourth quarter of 2005, we repatriated $8.1 million dollars from our Canadian operations in accordance with this law. This resulted in tax expense of $0.7 million in the fourth quarter of 2005.

        In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. The new statement is referred to as SFAS No. 123(R) and is entitled Share-Based Payment. The new statement requires companies to recognize expense for stock-based compensation in the statement of income and is effective for us on January 1, 2006. We do not expect the provisions of SFAS No. 123(R) to result in a significant change in the compensation expense we currently recognize in our statements of income under SFAS No. 123. Additionally, we expect that the cumulative effect of the accounting change related to the adoption of SFAS No. 123(R) will have an immaterial impact on our 2006 consolidated statement of income.

        In conjunction with our adoption of SFAS No. 123(R) in 2006, we will modify our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the option’s normal vesting period. Currently, we recognize expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retires with qualified retiree status. Upon adoption of SFAS No. 123(R), we will recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable option agreement. If we had applied this accounting methodology in previous years, it would have had no impact on diluted earnings per share for 2005. Diluted earnings per share for 2004 would have decreased $0.01, and pro forma diluted earnings per share for 2003 would have increased $0.01.

        In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an alternative method for calculating the net excess tax benefits available to absorb tax deficiencies as required under SFAS No. 123(R). We are currently evaluating the transition options for accounting for the income tax consequences of share-based payment awards and will determine which methodology we will adopt during 2006. Under the FSP, we have one year after our adoption of SFAS No. 123(R) to make this decision. We expect to have a positive income tax windfall pool upon the adoption of SFAS No. 123(R).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (SEC), in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

        We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be wrong. The material uncertainties and other factors known to us are discussed in Item 1A of this report and are incorporated into this Item 7 of the report as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During 2005, we continued to utilize commercial paper to fund working capital requirements. In addition, we have three committed lines of credit available. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2005, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted- average interest rate

Long-term notes maturing October 2007	$324,882	$312,046	3.5%
Long-term notes maturing December 2012	298,683	272,625	5.0%
Long-term notes maturing October 2014	274,461	222,063	5.1%
Commercial paper	212,346	212,346	4.4%
Long-term notes maturing September 2006	50,000	49,210	2.8%
Capital lease obligations maturing through
September 2009	6,138	6,138	10.4%

Total debt	$1,166,510	$1,074,428	4.4%

(1)	Based on quoted market rates as of December 30, 2005, except for our capital lease obligations which are shown at carrying value.

        Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $2.7 million in 2005, $4.4 million for 2004 and $1.6 million for 2003.

        We are exposed to changes in foreign currency exchange rates. Investments in and loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies, primarily the Canadian dollar. The effect of exchange rate changes is expected to have a minimal impact on our results of operations and cash flows, as our foreign operations represent a relatively small portion of our business.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Deluxe Corporation:

        We have completed integrated audits of Deluxe Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Deluxe Corporation’s 2005, 2004 and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as of January 1, 2004.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 14, 2006

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)

	December 31,
	2005	2004

Current Assets:
Cash and cash equivalents	$6,867	$15,492
Restricted cash	—	517
Trade accounts receivable-net of allowances for uncollectible accounts	105,238	110,529
Inventories and supplies	41,028	38,890
Deferred income taxes	17,978	13,531
Current assets of discontinued operations	8	22,641
Other current assets	42,819	38,786

Total current assets	213,938	240,386
Long-Term Investments	48,668	47,529
Property, Plant, and Equipment-net of accumulated depreciation	152,968	158,162
Assets Held for Sale	5,665	7,719
Intangibles-net of accumulated amortization	258,004	297,184
Goodwill	581,123	580,740
Non-Current Assets of Discontinued Operations	2,256	6,964
Other Non-Current Assets	163,253	160,395

Total assets	$1,425,875	$1,499,079

Current Liabilities:
Accounts payable	$88,178	$72,984
Accrued liabilities	139,085	202,979
Short-term debt	212,346	264,000
Long-term debt due within one year	51,359	26,359
Current liabilities of discontinued operations	117	4,876

Total current liabilities	491,085	571,198
Long-Term Debt	902,805	953,848
Deferred Income Taxes	68,707	82,489
Non-Current Liabilities of Discontinued Operations	203	3,490
Other Non-Current Liabilities	45,101	66,545
Commitments and Contingencies (Notes 9, 13 and 14)
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000 shares;
issued: 2005 – 50,735; 2004 – 50,266)	50,735	50,266
Additional paid-in capital	37,864	20,761
Accumulated deficit	(159,401)	(235,651)
Accumulated other comprehensive loss, net of tax	(11,224)	(13,867)

Total shareholders’ deficit	(82,026)	(178,491)

Total liabilities and shareholders’ deficit	$1,425,875	$1,499,079

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003

Revenue	$1,716,294	$1,567,015	$1,242,141
Cost of goods sold	608,361	535,949	425,965

Gross Profit	1,107,933	1,031,066	816,176

Selling, general and administrative expense	803,094	683,154	497,255

Operating Income	304,839	347,912	318,921

Other income (expense)	1,204	442	(669)

Income Before Interest and Taxes	306,043	348,354	318,252

Interest expense	(56,604)	(32,851)	(19,241)
Interest income	1,295	1,370	369

Income Before Income Taxes	250,734	316,873	299,380

Provision for income taxes	92,771	118,225	106,908

Income From Continuing Operations	157,963	198,648	192,472

Discontinued Operations:
Net loss before income taxes	(268)	(1,098)	—
Income tax (expense) benefit	(174)	441	—

Net Loss From Discontinued Operations	(442)	(657)	—

Net Income	$157,521	$197,991	$192,472

Basic Earnings per Share:
Income from continuing operations	$3.12	$3.96	$3.53
Net loss from discontinued operations	(0.01)	(0.01)	—

Basic Earnings per Share	$3.11	$3.95	$3.53

Diluted Earnings per Share:
Income from continuing operations	$3.10	$3.93	$3.49
Net loss from discontinued operations	(0.01)	(0.01)	—

Diluted Earnings per Share	$3.09	$3.92	$3.49

Cash Dividends per Share	$1.60	$1.48	$1.48

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2005	2004	2003

Net Income	$157,521	$197,991	$192,472

Other Comprehensive Income (Loss), Net of Tax:
Loss on derivative instruments:
Loss on derivative instruments arising during the year	—	(14,803)	—
Less reclassification of loss on derivative instruments
from other comprehensive income to net income	2,576	771	221
Unrealized gains on securities:
Unrealized holding gains arising during the year	99	161	—
Less reclassification adjustments for gains
included in net income	(146)	(51)	—
Unrealized foreign currency translation adjustment	114	2,320	—

Other Comprehensive Income (Loss)	2,643	(11,602)	221

Comprehensive Income	$160,164	$186,389	$192,693

Related Tax (Expense) Benefit of Other Comprehensive
Income (Loss) Included in Above Amounts:
Loss on derivative instruments:
Loss on derivative instruments arising during the year	$—	$8,761	$—
Less reclassification of loss on derivative instruments
from other comprehensive income to net income	(1,500)	(456)	(123)
Unrealized gains on securities:
Unrealized holding gains arising during the year	(67)	(108)	—
Less reclassification adjustments for gains included in
net income	99	34	—

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in thousands)

	Common shares		Additional paid-in capital	Retained earnings (accumulated deficit)	Unearned compensation	Accumulated other comprehensive loss	Total shareholders’ (deficit) equity
	Number of shares	Par value

Balance, December 31, 2002	61,446	$61,446	$—	$5,380	$(24)	$(2,486)	$64,316
Net income	—	—	—	192,472	—	—	192,472
Cash dividends	—	—	—	(80,453)	—	—	(80,453)
Common shares issued	1,041	1,041	22,869	—	—	—	23,910
Tax benefit of stock options	—	—	6,139	—	—	—	6,139
Common shares repurchased	(12,239)	(12,239)	(32,655)	(463,349)	—	—	(508,243)
Other common shares retired	(75)	(75)	(3,006)	—	—	—	(3,081)
Stock-based compensation and
related amortization	—	—	6,653	—	(17)	—	6,636
Loss on derivatives, net of tax	—	—	—	—	—	221	221

Balance, December 31, 2003	50,173	50,173	—	(345,950)	(41)	(2,265)	(298,083)
Net income	—	—	—	197,991	—	—	197,991
Cash dividends	—	—	—	(74,302)	—	—	(74,302)
Common shares issued	760	760	18,163	—	—	—	18,923
Tax benefit of stock options	—	—	3,398	—	—	—	3,398
Common shares repurchased	(634)	(634)	(11,496)	(13,390)	—	—	(25,520)
Other common shares retired	(36)	(36)	(1,508)	—	—	—	(1,544)
Fair value of employee
stock-based compensation	3	3	12,204	—	41	—	12,248
Loss on derivatives, net of tax	—	—	—	—	—	(14,032)	(14,032)
Translation adjustment	—	—	—	—	—	2,320	2,320
Unrealized gain on securities,
net of tax	—	—	—	—	—	110	110

Balance, December 31, 2004	50,266	50,266	20,761	(235,651)	—	(13,867)	(178,491)
Net income	—	—	—	157,521	—	—	157,521
Cash dividends	—	—	—	(81,271)	—	—	(81,271)
Common shares issued	529	529	10,718	—	—	—	11,247
Tax benefit of stock options	—	—	1,593	—	—	—	1,593
Common shares retired	(62)	(62)	(2,209)	—	—	—	(2,271)
Fair value of employee
stock-based compensation	2	2	7,001	—	—	—	7,003
Loss on derivatives, net of tax	—	—	—	—	—	2,576	2,576
Translation adjustment	—	—	—	—	—	114	114
Unrealized loss on securities,
net of tax	—	—	—	—	—	(47)	(47)

Balance, December 31, 2005	50,735	$50,735	$37,864	$(159,401)	$—	$(11,224)	$(82,026)

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$157,521	$197,991	$192,472
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	442	657	—
Depreciation	28,993	27,330	22,773
Amortization of intangibles	79,355	66,526	37,309
Amortization of contract acquisition costs	34,731	34,528	25,586
Employee stock-based compensation expense	7,003	12,248	954
Deferred income taxes	(11,923)	(2,654)	(7,494)
Other non-cash items, net	12,671	12,719	15,214
Changes in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade accounts receivable	(2,594)	(15,295)	(2,883)
Inventories and supplies	(2,030)	3,980	1,482
Other current assets	(5,716)	(61)	1,487
Contract acquisition payments	(70,169)	(15,778)	(47,728)
Other non-current assets	8,325	(1,947)	(22,132)
Accounts payable	(5,035)	1,338	(10,095)
Accrued and other non-current liabilities	(53,295)	(13,991)	(25,478)

Net cash provided by operating activities of continuing operations	178,279	307,591	181,467

Cash Flows from Investing Activities:
Payments for acquisitions, net of cash acquired	(2,888)	(624,859)	—
Change in restricted cash	517	(517)	—
Purchases of capital assets	(55,653)	(43,817)	(22,034)
Other	2,107	(1,644)	(2,849)

Net cash used by investing activities of continuing operations	(55,917)	(670,837)	(24,883)

Cash Flows from Financing Activities:
Net (payments) borrowings on short-term debt	(51,654)	50,750	213,250
Proceeds from long-term debt, net of debt issuance costs	—	595,536	74,800
Payments on long-term debt	(26,338)	(167,050)	(1,743)
Settlement of interest rate lock agreements	—	(23,564)	—
Change in book overdrafts	5,200	(3,693)	(1,068)
Payments for common shares repurchased	—	(26,637)	(507,126)
Proceeds from issuing shares under employee plans	11,247	18,923	23,869
Cash dividends paid to shareholders	(81,271)	(74,302)	(80,453)

Net cash (used) provided by financing activities of continuing
operations	(142,816)	369,963	(278,471)

Effect of Exchange Rate Change on Cash	202	1,155	—
Cash (Used) Provided by Operating Activities of Discontinued Operations	(4,152)	3,844	—
Cash Provided by Investing Activities – Net Proceeds from Sale of
Discontinued Operations	15,779	808	—

Net Change in Cash and Cash Equivalents	(8,625)	12,524	(121,887)
Cash and Cash Equivalents: Beginning of Year	15,492	2,968	124,855

End of Year	$6,867	$15,492	$2,968

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Significant accounting policies

        Consolidation – The consolidated financial statements include the accounts of Deluxe Corporation and all majority owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated.

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

        Foreign currency translation – The financial statements of our foreign subsidiaries are measured in the respective subsidiaries’ functional currencies, primarily Canadian dollars, and are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the year. The resulting translation gains and losses are reflected in accumulated other comprehensive loss in the shareholders’ deficit section of our consolidated balance sheets. Foreign currency transaction gains and losses are recorded in other income and expense in our consolidated statements of income.

        Cash and cash equivalents – We consider all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value. As a result of our cash management system, checks issued by us but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in accounts payable and totaled $13.2 million as of December 31, 2005 and $8.0 million as of December 31, 2004.

        Restricted cash – Restricted cash related to the acquisition of New England Business Service, Inc. (NEBS) in June 2004 (see Note 4). Upon acquisition, we were required to place on deposit the funds required to pay shareholders who did not tender their shares of NEBS common stock under our tender offer. These shareholders had to present their stock certificates in order to receive their portion of the funds. The funds remained on deposit for nine months, at which time the remaining unclaimed funds were subjected to the escheat process required by applicable governmental authorities.

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

        Inventories– Inventories are stated at the lower of cost or market. Approximate cost is determined using the first-in, first-out (FIFO) method. Prior to July 1, 2004, we accounted for a portion of our inventories using the last-in, first-out (LIFO) method. The change to the FIFO method resulted in a decrease in cost of goods sold of $2.2 million in 2004, primarily in our Financial Services segment. This equates to an increase in net income of $1.4 million, or $0.03 per diluted share in 2004. The effect of this accounting change on prior periods was immaterial, as was the effect on 2004. As such, we did not restate prior period financial statements to reflect this change. We consider the FIFO method to be preferable. The NEBS business (see Note 4) also utilized the FIFO method, and we now have a consistent accounting methodology across the company. Additionally, the effect on net income of utilizing the FIFO method is not significantly different than the results that would be obtained using the LIFO method.

        Supplies– Supplies are stated at the lower of cost or market and consist of items not used directly in the production of goods, such as maintenance and janitorial supplies utilized in the production area. Cost is determined using the FIFO method.

        Cash held for customers – As part of our Canadian payroll services business, we collect funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients’ employees and the appropriate taxing authorities. These funds are reported as cash held for customers and are included in other current assets in our consolidated balance sheets. These amounts totaled $12.7 million as of December 31, 2005 and $9.8 million as of December 31, 2004. The corresponding liability for these obligations is included in accrued liabilities in our consolidated balance sheets.

        Long-term investments – Long-term investments consist primarily of cash surrender values of life insurance contracts. The carrying amounts reported in the consolidated balance sheets for these investments approximate fair value. Additionally, long-term investments include investments in domestic mutual funds totaling $3.2 million as of December 31, 2005 and $3.4 million as of December 31, 2004. These investments are classified as available for sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss in the shareholders’ deficit section of our consolidated balance sheets. Realized gains and losses and permanent declines in value are included in other income and expense in our consolidated statements of income. The cost of securities sold is determined using the average cost method.

        Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are stated at historical cost. Buildings are assigned 40-year lives and machinery and equipment are generally assigned lives ranging from one to 11 years, with a weighted-average life of 8.5 years as of December 31, 2005. Buildings, machinery and equipment are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Gains or losses resulting from the disposition of property, plant and equipment are included in SG&A expense in the consolidated statements of income.

        Intangibles– Intangible assets are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from one to 14 years, with a weighted-average life of 5.8 years as of December 31, 2005. Amortizable trade name assets are amortized using accelerated methods. Additionally, certain trade name assets acquired as part of the NEBS acquisition (see Note 4) have been assigned indefinite lives. As such, these assets are not amortized, but are subject to impairment testing on at least an annual basis. Gains or losses resulting from the disposition of intangibles are included in SG&A expense in the consolidated statements of income.

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

        During the first quarter of 2004, we revised the estimated useful lives for certain of our software and production assets, as we expected that the assets would be replaced or retired sooner than originally anticipated. The weighted-average useful life for these assets was shortened from 8.0 years to 6.8 years. This change in accounting estimate resulted in increased depreciation and amortization expense of $8.4 million in 2004. This equates to a decrease in net income of $5.3 million, or $0.10 per diluted share in 2004. The impact of this change on depreciation and amortization expense for 2005 was not significant.

        Impairment of long-lived assets and amortizable intangibles – We evaluate the recoverability of property, plant, equipment and amortizable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

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

        We measure the carrying amount of non-amortizable intangible assets against their estimated fair values. Should the estimated fair value be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

        When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The evaluations performed during 2005, 2004 and 2003 resulted in no impairment losses.

        Contract acquisition costs – We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs consist of cash payments or accruals related to amounts owed to financial institution clients by our Financial Services segment. Contract acquisition costs are generally amortized as reductions of revenue on the straight-line basis over the related contract term. Currently, these amounts are being amortized over periods ranging from one to 10 years, with a weighted-average life of 4.3 years as of December 31, 2005. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Should a financial institution cancel a contract prior to the agreement’s termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets.

        Advertising costs – Deferred advertising costs include materials, printing, labor and postage costs related to direct response advertising programs of our Direct Checks and Small Business Services segments. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, especially with regard to check re-orders which can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting our results of operations during the period in which the change occurred and in subsequent periods. For our Direct Checks segment, approximately 75% of the costs of individual advertisements are expensed within six months of the advertisement. The majority of the deferred advertising costs of our Small Business Services segment are fully amortized within six months of the advertisement. Deferred advertising costs are included in other non-current assets in the consolidated balance sheets, as portions are amortized over periods up to 18 months.

        During the first quarter of 2003, we reviewed our various marketing programs and the related revenues generated from these programs. As a result of this review, we modified the estimated revenue streams over which our deferred advertising costs are amortized. We shortened the amortization periods from an average of 18 months to a maximum of 18 months, and we revised our pattern of amortization to reflect the fact that due to the promotional strategies of our Direct Checks segment, a larger proportion of revenues are generated from reorders than from initial orders. Additionally, the decline in check usage and Direct Checks promotional strategies for multi-box orders resulted in a lengthening of the check reorder cycle. The net impact of these changes in accounting estimates resulted in a decrease in SG&A expense of approximately $7 million during 2003. This equates to a $4.5 million increase in net income, or $0.08 per diluted share in 2003. During 2005 and 2004, no material revisions were made to the amortization of deferred advertising costs.

        Non-direct response advertising projects are expensed the first time the advertising takes place. Catalogs provided to financial institution clients of the Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense for continuing operations was $135.2 million in 2005, $118.1 million in 2004 and $76.4 million in 2003.

        Restructuring accruals – Over the past several years, we have recorded restructuring accruals as a result of facility closings and cost management efforts. The acquisition of NEBS also resulted in restructuring accruals as we combined the two companies and exited certain activities. The primary component of these charges has been employee termination benefits paid under our ongoing severance benefit plan. We record charges for these employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as many times employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from actual employee behavior, subsequent adjustments to restructuring accruals have been and will be required. Restructuring accruals are included in accrued liabilities and other non-current liabilities in our consolidated balance sheets.

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

        Derivative financial instruments – In the past, we have used derivative financial instruments to hedge interest rate exposures related to the issuance of long-term debt (see Note 13). We do not use derivative financial instruments for speculative trading purposes.

        We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically either in income or in shareholders’ deficit as a component of accumulated other comprehensive loss, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portion of the change in the fair value of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive loss net of tax. We present amounts used to settle cash flow hedges as financing activities in our consolidated statements of cash flows. Changes in fair values of derivatives not qualifying as hedges are reported in income.

        Revenue recognition – Revenue is generally recognized when products are shipped or as services are performed. Revenue includes amounts billed to customers for shipping and handling and pass-through costs, such as marketing materials for which our financial institution clients reimburse us. Costs incurred for shipping and handling and pass-through costs are reflected in cost of goods sold. While we do provide our customers with a right of return, revenue is not deferred. Rather, a reserve for sales returns is recorded in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, based on significant historical experience. Our level of sales returns has historically not been significant.

        At times, a financial institution client may terminate its contract with us prior to the end of the contract term. In many of these cases, the financial institution is contractually required to remit a contract termination payment. Such payments are recorded as revenue when the termination agreement is executed, provided that we have no further service or contractual obligations, and collection of the funds is assured.

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

        Employee stock-based compensation – On January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. We reported this change in accounting principle using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Beginning in 2004, our results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2004. This method results in the same amount of compensation expense which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date. Prior to 2004, we accounted for our employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method of accounting, no compensation expense was recognized for stock options or for our employee stock purchase plan. In accordance with the modified prospective method of transition, results for prior years were not restated to reflect this change in accounting principle. For 2003, the pro forma net income and earnings per share information presented below was determined as if we had accounted for our employee stock-based compensation under the fair value method of SFAS No. 123.

        The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in valuing options issued:

	2005	2004	2003

Risk-free interest rate (%)	3.9	3.6	2.9
Dividend yield (%)	3.9	4.0	4.3
Expected volatility (%)	20.5	22.0	24.4
Weighted-average option life (years)	5.7	5.5	6.0

        The weighted-average fair value of options granted was $6.13 per share in 2005, $6.64 per share in 2004 and $6.06 per share in 2003. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. Options generally vest one-third each year over three years. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in 2003.

	As reported		Pro forma
(in thousands, except per share amounts)	2005(1)	2004(1)	2003

Net income, as reported	$157,521	$197,991	$192,472

Add employee stock-based compensation
included in net income, net of tax	4,412	7,679	614
Deduct fair value employee stock-based
compensation, net of tax	(4,412)	(7,679)	(5,077)

Pro forma net income	$157,521	$197,991	$188,009

Earnings per share:
Basic – as reported	$3.11	$3.95	$3.53
pro forma	3.11	3.95	3.45

Diluted – as reported	$3.09	$3.92	$3.49
pro forma	3.09	3.92	3.42

(1)	Reported and pro forma amounts for 2005 and 2004 are the same, as we adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2004.

        Earnings per share – Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted-average number of common shares outstanding during the year, adjusted to give effect to potential common shares such as stock options and restricted stock units issued under our stock incentive plan and shares contingently issuable under our performance share and officers’ annual incentive compensation programs (see Note 10).

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

        Recently adopted accounting pronouncements – In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allowed additional time for companies to determine how the new law affected a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provided for a special one-time deduction of 85% of certain foreign earnings that were repatriated and which met certain requirements. During the fourth quarter of 2005, we repatriated $8.1 million dollars from our Canadian operations in accordance with this law. This resulted in tax expense of $0.7 million in the fourth quarter of 2005.

        Accounting pronouncements not yet adopted – In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. The new statement is referred to as SFAS No. 123(R) and is entitled Share-Based Payment. The new statement requires companies to recognize expense for stock-based compensation in the statement of income and is effective for us on January 1, 2006. We do not expect the provisions of SFAS No. 123(R) to result in a significant change in the compensation expense we currently recognize in our statements of income under SFAS No. 123. Additionally, we expect that the cumulative effect of the accounting change related to the adoption of SFAS No. 123(R) will have an immaterial impact on our 2006 consolidated statement of income.

        In conjunction with our adoption of SFAS No. 123(R) in 2006, we will modify our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the option’s normal vesting period. Currently, we recognize expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retires with qualified retiree status. Upon adoption of SFAS No. 123(R), we will recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable option agreement. If we had applied this accounting methodology in previous years, it would have had no impact on diluted earnings per share for 2005. Diluted earnings per share for 2004 would have decreased $0.01, and the pro forma diluted earnings per share for 2003 previously presented would have increased $0.01.

        In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an alternative method for calculating the net excess tax benefits available to absorb tax deficiencies as required under SFAS No. 123(R). We are currently evaluating the transition options for accounting for the income tax consequences of share-based payment awards and will determine which methodology we will adopt during 2006. Under the FSP, we have one year after our adoption of SFAS No. 123(R) to make this decision. We expect to have a positive income tax windfall pool upon the adoption of SFAS No. 123(R).

Note 2:   Supplementary balance sheet and cash flow information

        Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31:

(in thousands)	2005	2004

Trade accounts receivable	$113,141	$115,728
Allowances for uncollectible accounts	(7,903)	(5,199)

Trade accounts receivable – net	$105,238	$110,529

        Changes in the allowances for uncollectible accounts for continuing operations were as follows:

(in thousands)	2005	2004	2003

Balance, beginning of year	$5,199	$1,881	$1,850
Bad debt expense	8,808	6,921	3,130
Write-offs, net of recoveries	(6,104)	(3,603)	(3,099)

Balance, end of year	$7,903	$5,199	$1,881

        Inventories and supplies – Inventories and supplies were comprised of the following at December 31:

(in thousands)	2005	2004

Raw materials	$7,954	$12,377
Semi-finished goods	13,957	6,321
Finished goods	9,698	11,732

Total inventories	31,609	30,430
Supplies, primarily production	9,419	8,460

Inventories and supplies	$41,028	$38,890

        Other current assets – Other current assets were comprised of the following at December 31:

(in thousands)	2005	2004

Prepayment to voluntary employee beneficiary
association trust (see Note 11)	$19,394	$16,230
Cash held for customers	12,746	9,759
Other	10,679	12,797

Other current assets	$42,819	$38,786

        Property, plant and equipment – Property, plant and equipment was comprised of the following at December 31:

(in thousands)	2005	2004

Land and land improvements	$35,560	$35,290
Buildings and building improvements	133,335	129,111
Machinery and equipment	290,233	287,238

Total	459,128	451,639
Accumulated depreciation	(306,160)	(293,477)

Property, plant and equipment - net	$152,968	$158,162

        Assets held for sale – Assets held for sale as of December 31, 2005 include three Financial Services check printing facilities which we closed during 2004, as well as one Small Business Services facility which was closed prior to our acquisition of NEBS in June 2004. We continue to actively market these properties, which are in various stages of the sales process. The expected selling prices for these assets exceed their carrying values. These assets were also held for sale as of December 31, 2004, as were two additional facilities which we sold during 2005.

        Intangibles – Intangibles were comprised of the following at December 31:

	2005			2004
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Indefinite-lived:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software	304,793	(218,024)	86,769	266,814	(180,005)	86,809
Customer lists	110,164	(48,177)	61,987	108,950	(19,431)	89,519
Distributor contracts	30,900	(9,402)	21,498	30,900	(3,323)	27,577
Trade names	30,248	(7,258)	22,990	30,200	(2,105)	28,095
Other	7,849	(2,489)	5,360	7,185	(1,401)	5,784

Amortizable intangibles	483,954	(285,350)	198,604	444,049	(206,265)	237,784

Intangibles	$543,354	$(285,350)	$258,004	$503,449	$(206,265)	$297,184

        Total amortization of intangibles for continuing operations was $79.4 million in 2005, $66.5 million in 2004 and $37.3 million in 2003. Of these amounts, amortization of internal-use software was $38.2 million in 2005, $43.6 million in 2004 and $36.4 million in 2003. Based on the intangibles in service as of December 31, 2005, estimated amortization expense for each of the next five years ending December 31 is as follows:

(in thousands)

2006	$60,230
2007	45,242
2008	34,361
2009	22,562
2010	12,504

        We acquire internal-use software in the normal course of business. In conjunction with the acquisition of NEBS in 2004 (see Note 4), we also acquired certain other intangible assets. The following intangible assets were acquired during the years indicated:

	2005		2004		2003
(in thousands)	Amount	Weighted- average amortization period	Amount	Weighted- average amortization period	Amount	Weighted- average amortization period

Indefinite lives:
Trade names	$—	—	$59,400	—	$—	—

Amortizable intangibles:
Customer lists	971	9 years	103,900	6 years	—	—
Distributor contracts	—	—	30,900	9 years	—	—
Internal-use software –
NEBS acquisition	—	—	23,171	4 years	—	—
Internal-use software –
other	38,220	5 years	32,917	3 years	11,114	3 years
Trade names	—	—	30,200	7 years	—	—
Other	674	5 years	6,308	11 years	11	3 years

Amortizable intangibles	39,865	5 years	227,396	6 years	11,125	3 years

Acquired intangibles	$39,865		$286,796		$11,125

        Goodwill – As of December 31, 2005, goodwill attributable to our Small Business Services segment included $498.0 million related to the acquisition of NEBS (see Note 4) and $0.9 million related to our 2005 acquisition of Dots & Pixels, Inc., a Canadian-based full-color digital printer. This acquisition resulted in goodwill primarily due to Dots & Pixels’ proprietary printing capabilities and our ability to bring these technologies to our Canadian customers. Goodwill also includes $82.2 million in our Direct Checks segment, primarily related to the acquisition of Designer Checks, which is deductible for tax purposes. Changes in goodwill were as follows:

(in thousands)	Small Business Services	Direct Checks	Total

Balance, December 31, 2003	$—	$82,237	$82,237
Acquisition of NEBS (see Note 4)	498,503	—	498,503

Balance, December 31, 2004	498,503	82,237	580,740
Adjustment to NEBS restructuring accruals
(see Note 6)	(514)	—	(514)
Acquisition of Dots & Pixels	853	—	853
Translation adjustment	44	—	44

Balance, December 31, 2005	$498,886	$82,237	$581,123

        Other non-current assets – Other non-current assets as of December 31 were comprised of the following:

(in thousands)	2005	2004

Contract acquisition costs (net of accumulated
amortization of $74,600 and $45,943,
respectively)	$93,664	$83,825
Deferred advertising costs	27,017	31,455
Prepaid post-retirement asset	26,051	22,089
Other	16,521	23,026

Other non-current assets	$163,253	$160,395

        Changes in contract acquisition costs were as follows:

(in thousands)	2005	2004	2003

Balance, beginning of year	$83,825	$96,085	$55,259
Cash payments	70,169	15,778	47,728
Change in contract acquisition obligations	(19,992)	6,490	18,684
Amortization	(34,731)	(34,528)	(25,586)
Refunds from contract terminations	(5,607)	—	—

Balance, end of year	$93,664	$83,825	$96,085

        Accrued liabilities – Accrued liabilities as of December 31 were comprised of the following:

(in thousands)	2005	2004

Income taxes	$20,347	$22,281
Employee profit sharing and pension	19,917	45,343
Customer rebates	16,931	29,504
Accrued wages, including vacation	16,533	16,528
Cash held for customers	12,746	9,759
Restructuring due within one year (see Note 6)	5,442	12,647
Contract acquisition payments due within one year	3,865	11,505
Other	43,304	55,412

Accrued liabilities	$139,085	$202,979

        Supplemental cash flow disclosures – Cash payments for interest and income taxes were as follows for the years ended December 31:

(in thousands)	2005	2004	2003

Interest paid	$57,393	$28,843	$19,180
Income taxes paid	105,546	108,435	110,508

        As of December 31, 2005, we had accounts payable of $8.5 million related to capital asset purchases. These amounts are reflected in property, plant and equipment and intangibles in our consolidated balance sheet as of December 31, 2005, as we did receive the assets as of that date. These amounts are excluded from purchases of capital assets as presented in our consolidated statement of cash flows for the year ended December 31, 2005, as we did not pay for these purchases in 2005.

Note 3:   Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

(in thousands, except per share amounts)	2005	2004	2003

Earnings per share – basic:
Income from continuing operations	$157,963	$198,648	$192,472
Weighted-average shares outstanding	50,574	50,126	54,523
Earnings per share from continuing operations –
basic	$3.12	$3.96	$3.53

Earnings per share – diluted:
Income from continuing operations	$157,963	$198,648	$192,472
Weighted-average shares outstanding	50,574	50,126	54,523
Dilutive impact of stock options	341	370	693
Shares contingently issuable	21	53	12

Weighted-average shares and potential dilutive
shares outstanding	50,936	50,549	55,228
Earnings per share from continuing operations –
diluted	$3.10	$3.93	$3.49
Weighted-average antidilutive options excluded
from calculation	1,860	1,819	1,212

Note 4:   Acquisition of New England Business Service, Inc.

        On June 25, 2004, we acquired all of the outstanding common stock of NEBS for $44 per share and agreed to redeem all outstanding NEBS stock options for $44 per option share less the option exercise price. The total purchase price for the acquisition was comprised of the following:

(in thousands)

Cash payments for NEBS common stock	$585,351
Cash payments to redeem NEBS stock options	44,087
Direct costs of the acquisition	10,351

Total purchase price	639,789
Cash acquired from NEBS	(14,031)

Payments for acquisition, net of cash acquired	$625,758

        NEBS is a leading provider of products and services to small businesses. Its offerings include checks, forms, packaging supplies, embossed foil anniversary seals, promotional products and other printed materials which are marketed through direct response marketing, financial institution referrals, independent distributors, sales representatives and the internet. We believe NEBS is a strategic fit, as we both serve small business customers, and the acquisition expands our product offerings, customer base and non-check revenue. NEBS results of operations are included in our Small Business Services segment, except for those portions which are reported as discontinued operations (see Note 5).

        To finance the acquisition, we utilized a bridge financing agreement and commercial paper. A portion of this debt was re-financed in the fourth quarter of 2004 when we issued $600.0 million of long-term debt. Further details concerning this long-term debt can be found in Note 13.

        NEBS operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $498.0 million. We believe the NEBS acquisition resulted in the recognition of goodwill primarily because of its industry position, the potential to introduce products across multiple channels and the ability to realize cost synergies. The following illustrates our allocation of the purchase price to the assets acquired and liabilities assumed:

(in thousands)

Cash and cash equivalents	$14,681
Trade accounts receivable	71,563
Inventories and supplies	38,293
Current deferred income taxes	26,928
Other current assets	14,483
Long-term investments	2,974
Property, plant and equipment	59,236
Assets held for sale	2,981
Intangibles	253,871
Goodwill	497,989
Other non-current assets	8,420
Accounts payable	(30,124)
Accrued liabilities	(91,650)
Long-term debt due within one year	(10,417)
Long-term debt	(155,203)
Long-term deferred income taxes	(56,960)
Other non-current liabilities	(7,276)

Total purchase price	$639,789

        Information concerning the intangible assets acquired as part of this acquisition can be found in Note 2. Amortizable trade names and software are being amortized on the straight-line basis. The other amortizable intangible assets are being amortized using accelerated methods.

        The following unaudited, pro forma financial information illustrates our estimated results of operations as if the acquisition of NEBS had occurred as of the beginning of each period presented:

(in thousands, except per share amounts)	2004	2003

Revenue	$1,884,250	$1,918,471
Net income	185,709	171,332
Earnings per share:
Basic	$3.70	$3.14
Diluted	3.67	3.10

        NEBS 2003 results of operations include goodwill and asset impairment charges of $13.2 million related to its apparel business. These charges are reflected in the above pro forma results of operations. The pro forma results of operations are presented for comparative purposes only. They do not represent the results which would have been reported had the acquisition occurred on the dates assumed and are not necessarily indicative of future operating results.

Note 5:   Discontinued operations

        In December 2004, we announced the planned sale of NEBS’ apparel business known as PremiumWear. This sale was completed in September 2005. Net proceeds from the sale were $15.8 million, resulting in a pre-tax gain of $0.8 million.

        During the fourth quarter of 2004, we disposed of substantially all of the operations of NEBS European businesses. Net proceeds from the sale were $0.8 million. No gain or loss was recognized on this disposition as the assets and liabilities were recorded at fair value on the acquisition date. Not included in this sale was a building located in the United Kingdom. This building is currently for sale and it is our intention to complete this sale in the first half of 2006.

        Assets of discontinued operations are included in our Small Business Services segment. The major classes of assets and liabilities of discontinued operations as of December 31 were as follows:

(in thousands)	2005	2004

Cash and cash equivalents	$—	$3
Trade accounts receivable	8	5,640
Inventories and supplies	—	12,645
Deferred income taxes	—	2,442
Other current assets	—	1,911

Current assets of discontinued operations	8	22,641
Property, plant and equipment	2,256	2,514
Deferred income taxes	—	4,450

Non-current assets of discontinued operations	2,256	6,964
Accounts payable	—	(1,373)
Accrued liabilities	(117)	(3,503)

Current liabilities of discontinued operations	(117)	(4,876)
Non-current liabilities of discontinued operations	(203)	(3,490)

Net assets of discontinued operations	$1,944	$21,239

        Revenue and loss from discontinued operations for the years ended December 31 were as follows:

(in thousands)	2005	2004

Revenue	$33,249	$28,789

Loss from operations	$(1,066)	$(1,098)
Gain on disposal	798	—
Income tax (expense) benefit	(174)	441

Net loss from discontinued operations	$(442)	$(657)

Note 6:   Restructuring accruals

        2004 restructuring charges – During 2004, we recorded restructuring charges of $5.7 million for employee severance primarily related to the closing of our Financial Services check printing facility located in Dallas, Texas and our Direct Checks check printing facility located in Anniston, Alabama, as well as reductions in various functional areas primarily within our Direct Checks and Financial Services segments. The closure of the Dallas facility was primarily due to the loss of a major financial institution client whose contract expired at the end of 2004. The other reductions were a result of the continuing decline in check usage, as well as increased productivity. Both the Dallas and Anniston facilities were closed during the fourth quarter of 2004. The other employee reductions were completed during 2005. In total, 450 employees received a total of $5.3 million in severance payments, which were funded by cash from operations. Also during 2004, we reversed $1.3 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals are reflected as cost of goods sold of $2.0 million and SG&A expense of $2.4 million in our 2004 consolidated statement of income.

        2003 restructuring charges – During 2003, we recorded restructuring charges of $11.8 million for employee severance primarily related to the closing of three of our Financial Services check printing facilities and other reductions in employees within Financial Services. We were able to close the three check printing facilities because of the expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage. The other employee reductions were the result of our ongoing cost management efforts. All three check printing facilities were closed during 2004, and the other employee reductions were also substantially completed during 2004. In total, 573 employees received a total of $10.7 million in severance payments, which were funded by cash from operations. During 2003, we also reversed $0.4 million of previously established restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges and reversals are reflected in our 2003 consolidated statement of income as cost of goods sold of $5.0 million and SG&A expense of $6.4 million.

        Acquisition-related restructuring – As a result of the NEBS acquisition (see Note 4), we assumed restructuring accruals of $1.3 million related to NEBS facility closings which were completed prior to the acquisition. Employee severance payments related to these facility closings were completed by the end of 2004, utilizing cash from operations. Additionally, we recorded restructuring accruals of $30.2 million in 2004 related to NEBS activities which are being exited as we combine the two companies. The restructuring accruals include severance benefits and $2.8 million due under noncancelable operating leases on facilities which have been or will be vacated as we consolidate operations. The severance accruals include payments due 700 employees. This includes employees in the Tucker, Georgia printing facility, which was closed during the fourth quarter of 2004, and the Los Angeles, California and Athens, Ohio facilities, which we plan to close by mid-2006. Additionally, the accruals include employees in various functional areas throughout NEBS resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also included amounts due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminated redundancies between the two companies. As these accruals were included in the liabilities recorded upon acquisition, the related charges are not reflected in our consolidated statements of income.

        During the second quarter of 2005, we reduced the acquisition-related restructuring accruals by $0.5 million due to a change in estimate as to the number of employees who will receive severance benefits. This adjustment reduced goodwill, and thus, is not reflected in our 2005 consolidated statement of income.

        As of December 31, 2005, the majority of the remaining severance accruals related to the two facility closings scheduled for mid-2006. As such, the related severance payments are expected to be substantially completed by the end of 2006, utilizing cash from operations. The remaining payments due under the operating lease obligations will be paid through mid-2008, utilizing cash from operations.

        Restructuring accruals of $6.5 million as of December 31, 2005 and $16.9 million as of December 31, 2004 are reflected in accrued liabilities and other non-current liabilities in our consolidated balance sheets. By company initiative, our restructuring accruals were as follows:

(in thousands)	2001/2002 initiatives	2003 initiatives	2004 initiatives	NEBS pre- acquisition	NEBS acquisition related	Total

Balance, December 31, 2002	$1,155	$—	$—	$—	$—	$1,155
Restructuring charges	—	11,794	—	—	—	11,794
Restructuring reversals	(241)	(200)	—	—	—	(441)
Severance paid	(914)	(846)	—	—	—	(1,760)

Balance, December 31, 2003	—	10,748	—	—	—	10,748
Restructuring charges	—	180	5,515	—	—	5,695
NEBS acquisition	—	—	—	1,321	30,244	31,565
Restructuring reversals	—	(1,120)	(134)	—	—	(1,254)
Payments, primarily severance	—	(9,804)	(3,030)	(1,321)	(15,688)	(29,843)

Balance, December 31, 2004	—	4	2,351	—	14,556	16,911
Restructuring charges	—	25	335	—	464	824
Restructuring reversals	—	—	(397)	—	(572)	(969)
Acquisition adjustment	—	—	—	—	(514)	(514)
Payments, primarily severance	—	(29)	(2,279)	—	(7,401)	(9,709)

Balance, December 31, 2005	$—	$—	$10	$—	$6,533	$6,543

Cumulative amounts:
Restructuring charges	$5,651	$11,999	$5,850	$1,321	$30,194	$55,015
Restructuring reversals	(457)	(1,320)	(531)	—	(572)	(2,880)
Payments	(5,194)	(10,679)	(5,309)	(1,321)	(23,089)	(45,592)

Balance, December 31, 2005	$—	$—	$10	$—	$6,533	$6,543

        The components of our restructuring accruals, by segment, were as follows:

	Employee severance				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Total

Balance, December 31, 2002	$22	$1,126	$7	$—	$—	$1,155
Restructuring charges	94	11,610	—	90	—	11,794
Restructuring reversals	—	(441)	—	—	—	(441)
Payments	(22)	(1,731)	(7)	—	—	(1,760)

Balance, December 31, 2003	94	10,564	—	90	—	10,748
Restructuring charges	59	2,576	2,411	649	—	5,695
NEBS acquisition	28,769	—	—	—	2,796	31,565
Restructuring reversals	—	(1,156)	(98)	—	—	(1,254)
Payments	(17,102)	(10,182)	(2,109)	(413)	(37)	(29,843)

Balance, December 31, 2004	11,820	1,802	204	326	2,759	16,911
Restructuring charges	389	25	171	164	75	824
Restructuring reversals	(572)	(388)	—	(9)	—	(969)
Acquisition adjustment	(514)	—	—	—	—	(514)
Payments	(7,288)	(1,439)	(365)	(481)	(136)	(9,709)

Balance, December 31, 2005	$3,835	$—	$10	$—	$2,698	$6,543

Cumulative amounts:
Restructuring charges	$29,150	$18,446	$3,645	$903	$2,871	$55,015
Restructuring reversals	(572)	(2,201)	(98)	(9)	—	(2,880)
Payments	(24,743)	(16,245)	(3,537)	(894)	(173)	(45,592)

Balance, December 31, 2005	$3,835	$—	$10	$—	$2,698	$6,543

        The number of employees affected by our company initiatives was as follows:

	2001/2002 initiatives	2003 initiatives	2004 initiatives	NEBS acquisition related	Total

Balance, December 31, 2002	69	—	—	—	69
Restructuring charges	—	635	—	—	635
Restructuring reversals	(4)	(20)	—	—	(24)
Severance	(65)	(82)	—	—	(147)

Balance, December 31, 2003	—	533	—	—	533
Restructuring charges	—	—	483	—	483
NEBS acquisition	—	—	—	884	884
Restructuring reversals	—	(42)	(18)	—	(60)
Severance	—	(488)	(425)	(259)	(1,172)

Balance, December 31, 2004	—	3	40	625	668
Restructuring charges	—	—	3	4	7
Restructuring reversals	—	—	(18)	(188)	(206)
Severance	—	(3)	(25)	(175)	(203)

Balance, December 31, 2005	—	—	—	266	266

        In addition to severance and remaining operating lease obligations, we also incurred other costs related to facility closures, including equipment moves, training and travel. These costs were expensed as incurred, primarily as cost of goods sold, and totaled $2.1 million. Of this amount, $1.8 million was expensed in 2004 and $0.3 million was expensed in 2003.

Note 7:   Asset impairment losses

        During 2003, we recorded asset impairment losses of $5.3 million, primarily in the Financial Services segment. The impaired assets consisted of both manufacturing technologies and software. We had been intending to implement the manufacturing technologies during 2003. However, having already realized many efficiencies in our manufacturing function as a result of other initiatives, including the implementation of lean manufacturing, the incremental benefits expected from these technologies no longer warranted their implementation. The impaired software was intended to replace several of our existing systems and bring various technologies used by the company onto one platform. However, based on our continuing evaluation of investment initiatives, we determined that the costs to implement the system and the timeline for implementation did not result in an adequate return on our investment. The majority of the impaired assets had no alternative uses and could not be sold to third parties. Thus, these assets were written down to a carrying value of zero. Certain related hardware was sold to third parties and was written down to its fair value less costs to sell. Of the total asset impairment losses, $3.6 million related to property, plant and equipment and $1.7 million related to intangible assets. The losses are reflected in SG&A expense in our consolidated statement of income for the year ended December 31, 2003.

Note 8:   Derivative financial instruments

        During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the $600.0 million debt we issued in October 2004 (see Note 13). The termination of the lock agreements in September 2004 yielded a deferred pre-tax loss of $23.6 million. During 2002, we entered into two forward rate lock agreements to effectively hedge the annual interest rate on $150.0 million of the $300.0 million notes issued in December 2002 (see Note 13). The termination of the lock agreements yielded a deferred pre-tax loss in December 2002 of $4.0 million. These losses are reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and are being reclassified ratably to our statements of income as increases to interest expense over the term of the related debt.

Note 9:   Provision for income taxes

        The components of the provision for income taxes for continuing operations were as follows:

(in thousands)	2005	2004	2003

Current tax provision:
Federal	$95,484	$115,088	$99,009
State	9,210	14,552	15,393

Total	104,694	129,640	114,402
Deferred tax benefit	(11,923)	(11,415)	(7,494)

Provision for income taxes	$92,771	$118,225	$106,908

        Our provision for income taxes for 2005 includes tax expense of $0.7 million related to the repatriation of $8.1 million from our Canadian operations under the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. This new law provided for a special one-time deduction of 85% of certain foreign earnings that were repatriated and which met certain requirements.

        The effective tax rate on pre-tax income from continuing operations differed from the U.S. federal statutory tax rate of 35% as follows:

	2005	2004	2003

Income tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal
income tax benefit	2.1%	2.4%	3.1%
Qualified production activity credit	(0.9%)	—	—
Change in tax contingencies	—	—	(2.4%)
Other	0.8%	(0.1%)	—

Provision for income taxes	37.0%	37.3%	35.7%

        We have established reserves for income tax contingencies. We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves, as well as related interest. Our reserves for contingent tax liabilities totaled $15.4 million as of December 31, 2005 and $17.6 million as of December 31, 2004, and are included in accrued liabilities in our consolidated balance sheets. These reserves relate to various tax years subject to audit by taxing authorities. We believe that our current tax reserves are adequate, and reflect the most probable outcome of known tax contingencies. However, the ultimate outcome may differ from our estimates and assumptions and could impact the provision for income taxes reflected in our consolidated statements of income. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution could result in reduced income tax expense in our consolidated statements of income in the future.

        During 2003, we reversed $7.3 million of previously established income tax reserves. A prior year federal audit period was closed due to the expiration of the statute of limitations, and we reached agreements with two states to favorably settle proposed income tax audit assessments. As a result, the related reserves were no longer required.

        Tax effected temporary differences which gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2005		2004
(in thousands)	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities

Intangible assets	$—	$52,053	$—	$70,890
Goodwill	—	12,620	—	8,185
Property, plant and equipment	—	12,352	—	11,860
Deferred advertising costs	—	10,295	—	11,638
Prepaid services	—	—	—	10,153
Employee benefit plans	15,096	—	12,093	—
Interest rate lock agreements (see Note 8)	8,015	—	9,550	—
Miscellaneous reserves and accruals	6,939	—	11,624	—
Inventories	4,619	—	4,753	—
All other	6,154	4,101	6,618	870

Total deferred taxes	40,823	91,421	44,638	113,596
Valuation allowance	(131)	—	—	—

Net deferred taxes	$40,692	$91,421	$44,638	$113,596

        The valuation allowance as of December 31, 2005 relates to a federal operating loss carryforward which we retained upon the sale of our apparel business in September 2005 (see Note 5).

        As of December 31, 2005, we had state and federal net operating loss carryforwards of $3.8 million. These loss carryforwards expire at various dates up to 2024. We also had Canadian operating loss carryforwards of $1.8 million which expire at various dates between 2009 and 2012.

Note 10:   Stock-based compensation plans

        On January 1, 2004, we adopted the fair value method of accounting for employee stock-based compensation (see Note 1). Prior to 2004 we accounted for stock-based compensation in accordance with APB Opinion No. 25. Expense recognized in the consolidated statements of income for our stock-based compensation plans was as follows:

(in thousands)	2005	2004	2003

Stock options	$3,448	$6,265	$—
Restricted stock and restricted stock units	2,325	4,877	954
Employee stock purchase plan	810	659	—
Performance share plans	420	447	—

Total stock-based compensation expense	$7,003	$12,248	$954

        Employee stock purchase plan – Under our employee stock purchase plan, eligible employees may purchase Deluxe common stock at 85% of the lower of its fair market value at the beginning or end of each six-month purchase period. During 2005, 91,902 shares were issued at prices of $32.53 and $32.99. During 2004, 100,241 shares were issued at a price of $33.88. During 2003, 119,260 shares were issued at prices of $32.38 and $34.26.

        Stock incentive plan – Under our stock incentive plan, stock-based awards may be issued to employees via a broad range of methods, including non-qualified or incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards based on the value of Deluxe common stock. During 2004, we implemented changes to our long-term compensation strategy. Rather than using stock options as the exclusive form of long-term incentive, we are now utilizing a combination of stock options, performance shares and restricted stock, as authorized under this plan. The plan reserved 8.5 million shares of common stock for issuance, with 4.4 million of these shares still available for issuance as of December 31, 2005.

        All options granted under the plan allow for the purchase of shares of common stock at prices equal to their market value at the date of grant. Options become exercisable in varying amounts generally beginning one year after the date of grant, with one-third vesting each year over three years. In the case of qualified retirement, death, disability or involuntary termination, options vest immediately. Employees forfeit unvested options when they voluntarily terminate their employment with the company. Terms vary, but generally options may be exercised up to seven years following the date of grant. Compensation expense is recorded over the three-year vesting period.

        Information regarding options issued under the current and all previous plans is as follows:

	Number of shares	Weighted average exercise price

Outstanding at December 31, 2002	3,531,015	$31.17
Granted	1,375,650	38.58
Exercised	(858,764)	23.03
Canceled	(200,716)	26.83

Outstanding at December 31, 2003	3,847,185	35.87
Granted	199,126	42.35
Exercised	(538,972)	28.81
Canceled	(256,843)	42.51

Outstanding at December 31, 2004	3,250,496	36.84
Granted	239,087	39.63
Exercised	(325,858)	25.29
Canceled	(203,340)	36.62

Outstanding at December 31, 2005	2,960,385	38.46

        Options for the purchase of 2,256,758 shares were exercisable at December 31, 2005 at a weighted-average exercise price of $38.12. Options for the purchase of 1,955,950 shares were exercisable at December 31, 2004 at a weighted-average exercise price of $33.80, and 1,471,102 option shares were exercisable at December 31, 2003 at a weighted-average exercise price of $30.33.

        For options outstanding and exercisable at December 31, 2005, the exercise price ranges and average remaining lives were as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price

$16.00 to $32.99	559,509	2.9 years	$20.55	559,509	$20.55
$33.00 to $38.99	993,736	4.1 years	38.54	642,594	38.54
$39.00 to $46.99	441,191	5.7 years	40.81	88,706	41.94
$47.00 to $47.67	965,949	3.1 years	47.67	965,949	47.67

Total	2,960,385	3.8 years	38.46	2,256,758	38.12

        We also utilize restricted stock and restricted stock units when compensating certain employees. In addition to those awards made under our stock incentive plan, these employees may elect to receive a portion of their compensation in the form of restricted stock. Compensation expense for these awards is recorded over the applicable service period. We issued 206,281 restricted shares and restricted stock units at a weighted-average fair value of $36.53 in 2005, 70,819 restricted shares and restricted stock units at a weighted-average fair value of $42.12 in 2004 and 70,536 restricted shares and restricted stock units at a weighted-average fair value of $39.49 in 2003. These awards generally vest over periods ranging from one to three years.

        Under our 2005 and 2004 performance share grants, the level of shares earned is contingent upon attaining specific performance targets over a three-year period. The fair value of the performance shares granted is equal to the market price of our stock at the date of grant. Compensation expense is recorded over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients.

Note 11:   Employee benefit plans

        Profit sharing, defined contribution and 401(k) plans – We maintain a profit sharing plan, a defined contribution pension plan and a plan established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. These plans cover substantially all full-time and some part-time employees. Employees are eligible to participate in the plans on the first day of the quarter following their first full year of service. We also provide cash bonus programs which cover all employees.

        Contributions to the profit sharing and defined contribution plans are made solely by Deluxe and are remitted to the plans’ respective trustees. Benefits provided by the plans are paid from accumulated funds of the trusts. In 2005, 2004 and 2003, contributions to the defined contribution pension plan equaled 4% of eligible compensation. Contributions to the profit sharing plan vary based on the company’s performance. Under the 401(k) plan, employees could contribute up to the lesser of $14,000 or 50% of eligible wages during 2005. In addition, employees 50 years of age or older were able to make additional contributions of up to $4,000 during 2005. We match 100% of the first 1% of wages contributed by employees and 50% of the next 4% of wages contributed. All employee and employer contributions are remitted to the plans’ respective trustees and benefits provided by the plans are paid from accumulated funds of the trusts. Payments made under the cash bonus programs vary based on the company’s performance and are paid in cash directly to employees.

        Employees are provided a broad range of investment options to choose from in investing their profit sharing, defined contribution and 401(k) plan funds. Investing in Deluxe common stock is not one of these options, although funds selected by employees may at times hold Deluxe common stock.

        Expense recognized in the consolidated statements of income for these plans was as follows:

(in thousands)	2005	2004	2003

Profit sharing/cash bonus plans	$5,901	$28,709	$12,102
Defined contribution pension plan	10,975	8,066	8,228
401(k) plan	8,084	7,880	4,922

        Deferred compensation plan – We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to a maximum of 100 percent of their base salary plus up to 50 percent of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in one payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $12.2 million as of December 31, 2005 and $15.4 million as of December 31, 2004. These amounts are reflected in accrued liabilities and other long-term liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies, as well as debt and equity securities. These investments are included in long-term investments in the consolidated balance sheets and totaled $17.9 million as of December 31, 2005 and $17.7 million as of December 31, 2004.

        Voluntary employee beneficiary association trust – We have formed a voluntary employee beneficiary association (VEBA) trust to fund employee and retiree medical and severance costs. Contributions to the VEBA trust are tax deductible, subject to limitations contained in the Internal Revenue Code. VEBA assets primarily consist of fixed income investments. We made contributions to the VEBA trust of $42.0 million in 2005, $40.5 million in 2004 and $32.0 million in 2003. The excess of assets in our VEBA trust over the amount of incurred but not reported claims was $19.4 million as of December 31, 2005 and $16.2 million as of December 31, 2004. This amount is reflected in other current assets in our consolidated balance sheets.

Note 12:   Pension and other post-retirement benefits

        We have historically provided certain health care benefits for a large number of retired employees. Employees hired prior to January 1, 2002 become eligible for benefits if they attain the appropriate years of service and age while working for Deluxe. Employees hired on January 1, 2002 or later are not eligible to participate in our retiree health care plan. During the fourth quarter of 2003, we amended our plan to reduce the amount of benefits payable. In order to receive the current level of benefits, employees had to reach 20 years of service and 75 points (total of age and years of service) prior to January 1, 2006. Employees reaching 20 years of service and 75 points between January 1, 2006 and December 31, 2008 are eligible for the current level of benefits; however, their premiums will not be reduced once they become eligible for Medicare as was previously the case. Employees reaching 20 years of service and 75 points after December 31, 2008 must pay the full cost of coverage if they elect to participate in our health care plan. As a result of this plan change, we recognized a curtailment gain of $4.0 million during 2003. This gain is reflected as a reduction of cost of goods sold of $1.4 million and a reduction of SG&A expense of $2.6 million in our 2003 consolidated statement of income.

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

        In addition to our post-retirement benefit plans, we also have three pension plans which we acquired as part of the NEBS acquisition (see Note 4). Supplemental executive retirement (SERP) plans in the United States and Canada and a pension plan which covers certain Canadian employees had a total projected benefit obligation of $14.2 million as of the date of our acquisition of NEBS.

        Obligations and funded status – The following table summarizes the change in benefit obligation and plan assets during 2005 and 2004:

(in thousands)	Post- retirement benefit plans	Pension plans

Benefit obligation, December 31, 2003	$111,181	$—
Service cost	786	139
Interest cost	6,012	457
Actuarial losses – net	15,418	20
Acquisition of NEBS (see Note 4)	2,743	14,231
Benefits paid from the VEBA trust (see Note 11)
and company funds	(9,267)	(3,124)
Translation adjustment	—	401

Benefit obligation, December 31, 2004	126,873	12,124
Service cost	782	289
Interest cost	6,915	588
Actuarial losses – net	21,166	218
Benefits paid from the VEBA trust (see Note 11)
and company funds	(11,881)	(3,876)
Disposition of apparel business (see Note 5)	(660)	—
Effect of curtailment	—	139
Translation adjustment	—	209

Benefit obligation, December 31, 2005	$143,195	$9,691

Fair value of plan assets, December 31, 2003	$67,201	$—
Actual return (loss) on plan assets	9,315	(15)
Acquisition of NEBS (see Note 4)	—	2,454
Company contributions	—	4,022
Benefits and expenses paid	—	(3,182)
Translation adjustment	—	297

Fair value of plan assets, December 31, 2004	76,516	3,576
Actual return on plan assets	14,073	350
Company contributions	—	883
Benefits and expenses paid	—	(129)
Translation adjustment	—	189

Fair value of plan assets, December 31, 2005	$90,589	$4,869

        Plan assets of our post-retirement medical plans do not include the assets of the VEBA trust discussed in Note 11. Plan assets consist only of those assets invested in a trust established under section 401(h) of the Internal Revenue Code. These assets can be used only to pay retiree medical benefits, whereas the assets of the VEBA trust may be used to pay medical and severance benefits for both active and retired employees.

        The accumulated benefit obligation (ABO) for all of our pension plans was $9.3 million as of December 31, 2005 and $11.1 million as of December 31, 2004. The ABO differs from the projected benefit obligation shown in the table above because it does not include an assumption as to future compensation levels. As of December 31, 2004, all three pension plans’ obligations exceeded plan assets. As of December 31, 2005, two of our three pension plans, the United States SERP plan and the Canadian pension plan, had accumulated benefit obligations in excess of plan assets, as follows:

(in thousands)	2005

Projected benefit obligation	$8,914
Accumulated benefit obligation	8,661
Fair value of plan assets	4,083

        The funded status of our plans as of December 31 was as follows:

	Post-retirement benefit plans		Pension plans
(in thousands)	2005	2004	2005	2004

Benefit obligation	$143,195	$126,873	$9,691	$12,124
Less:
Fair value of plan assets (debt and
equity securities)	90,589	76,516	4,869	3,576
Unrecognized prior service benefit	(18,284)	(20,901)	—	—
Unrecognized net actuarial loss	96,941	92,505	460	185
Fourth quarter contributions	—	47	113	3,414
Translation adjustment	—	—	32	13

(Prepaid) accrued benefit cost	$(26,051)	$(21,294)	$4,217	$4,936

        Of the $21.3 million prepaid benefit cost for our post-retirement benefit plans as of December 31, 2004, a liability of $0.8 million related to the PremiumWear apparel business which we sold in the third quarter of 2005 (see Note 5). As this business was reported as discontinued operations, this liability was included in non-current liabilities of discontinued operations in our consolidated balance sheet as of December 31, 2004.

        The unrecognized prior service benefit for our post-retirement benefit plans resulted from the 2003 curtailment and other plan amendments. These changes resulted in a reduction of the accumulated post-retirement benefit obligation. This reduction was first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service benefit, which is being amortized on the straight-line basis over the average remaining service period of employees expected to receive benefits under the plan, which is currently 8.1 years. The unrecognized net actuarial loss is also being amortized over the average remaining service period of employees expected to receive benefits under the plan. Because employees hired after December 31, 2001 are not eligible to participate in our retiree health care plan, the average remaining service life of employees expected to receive benefits will continue to decrease. The unrecognized net actuarial loss of our post-retirement benefit plans results from experience different from that assumed or from changes in assumptions. This amount was comprised of the following as of December 31:

(in thousands)	2005	2004

Discount rate assumption	$33,355	$31,482
Health care cost trend	25,682	28,754
Claims experience	15,135	14,252
Return on plan assets	11,528	21,019
Other	11,241	(3,002)

Unrecognized net actuarial loss	$96,941	$92,505

        Net pension and post-retirement benefit expense – Net pension and post-retirement benefit expense for the years ended December 31 consisted of the following components:

	Post-retirement benefit plans			Pension plans
(in thousands)	2005	2004	2003	2005	2004

Service cost	$782	$786	$2,556	$289	$139
Interest cost	6,915	6,012	7,796	588	457
Expected return on plan assets	(6,695)	(6,376)	(4,490)	(263)	(88)
Amortization of transition obligation	—	—	419	—	—
Amortization of prior service (benefit) cost	(2,617)	(2,617)	362	—	—
Recognized amortization of net actuarial losses	9,375	7,345	4,082	—	—

Total periodic benefit expense	7,760	5,150	10,725	614	508
Curtailment (gain) loss	—	(33)	(4,000)	139	—

Net periodic benefit expense	$7,760	$5,117	$6,725	$753	$508

        Actuarial assumptions – A September 30 measurement date is used for the calculations related to our pension and post-retirement benefit plans.

        In measuring benefit obligations as of December 31, the following assumptions were used:

	Post-retirement benefit plans		Pension plans
	2005	2004	2005	2004

Discount rate	5.50%	5.75%	4.50% - 5.50%	5.75% - 6.25%
Rate of compensation increase	—	—	3.50%	3.50%

        The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. In determining the discount rate, we utilize yield curve approaches to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. Additionally, we consider Moody’s high quality corporate bond rates when selecting our discount rate.

        In measuring net periodic benefit expense for the years ended December 31, the following assumptions were used:

	Post-retirement benefit plans			Pension plans
	2005	2004	2003	2005	2004

Discount rate	5.75%	6.00%	6.75%	5.75% - 6.25%	6.00% - 6.50%
Expected return on plan assets	8.75%	8.75%	8.75%	6.00%	6.00%
Rate of compensation increase	—	—	—	3.50%	3.50% - 4.00%

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

        In measuring benefit obligations and net periodic benefit expense for our post-retirement medical plans, the following assumptions for health care cost trend rates were used:

	2005	2004	2003

Health care cost trend rate assumed for next year	9.75%	10.75%	9.25%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2011	2011	2009

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One- percentage- point increase	One- percentage- point decrease

Effect on total of service and interest cost	$979	$(1,019)
Effect on benefit obligation	17,971	(15,967)

        Plan assets – The allocation of plan assets by asset category as of December 31 was as follows:

	Post-retirement benefit plans		Pension plans
	2005	2004	2005	2004

Equity securities	87%	85%	57%	57%
Debt securities	13%	15%	39%	39%
Cash and cash equivalents	—	—	4%	4%

Total	100%	100%	100%	100%

        Our post-retirement health care plan and the defined benefit component of the Canadian pension plan have assets that are intended to meet long-term obligations that extend for several decades. In order to meet these obligations, we employ a total return investment approach using a mix of equity and fixed income investments to maximize the long-term return for both of these plans within a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and current corporate financial condition. Given the modest size of the defined benefit component of the Canadian pension plan, a pooled balance fund is utilized for the investment of these assets.

        Because of the long-term benefit payments horizon, we have set a target allocation for our post-retirement health care plan which is biased toward equity securities. For the U.S. plan, our target is 80% equity securities and 20% fixed income securities. Within equity securities, we target the following allocation: 35% large capitalization equities, 25% small capitalization equities, 20% mid-capitalization equities and 20% international equities. When available within each of these equity groups, the assets are split equally among growth and value investments. Within the Canadian pension plan, the following allocation ranges are targeted by the investment manager: 20% to 45% Canadian equities, 25% to 50% Canadian fixed income securities, 15% to 35% global equities, and 0% to 20% cash and cash equivalents.

        The investment of the assets of the defined benefit component of the Canadian pension plan conforms to the Statement of Investment Policies & Procedures for the Canadian pension plan. The pension committee that oversees the Canadian pension plan reviews the policy annually. The target allocations for both plans were determined by modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with all other asset classes. Plan assets are not invested in real estate, private equity or hedge funds and are not leveraged beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

        Cash flows – We are not contractually obligated to make contributions to post-retirement benefit plan assets, and we do not anticipate making any such contributions during 2006. However, we do anticipate that we will pay net benefits of $10.8 million during 2006 utilizing the assets of the VEBA trust (see Note 11).

        During 2004, we fully funded the SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and totaled $6.4 million as of December 31, 2005 and $6.0 million as of December 31, 2004. We plan to pay pension benefits of $0.4 million during 2006, and we plan to make contributions of $0.6 million to the pension plans during 2006.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years indicated:

	Post-retirement benefit plans			Pension plans
(in thousands)	Gross benefit payments	Medicare subsidy expected	Net benefit payments	Gross benefit payments

2006	$11,500	$700	$10,800	$448
2007	11,973	778	11,195	486
2008	12,101	861	11,240	480
2009	12,317	932	11,385	486
2010	12,428	994	11,434	502
2011 – 2015	62,728	5,572	57,156	2,717

Note 13:   Debt

        Debt outstanding as of December 31 was as follows:

(in thousands)	2005	2004

3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,882	$324,815
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,683	298,494
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,461	274,399
2.75% senior, unsecured notes due September 15, 2006	—	50,000
Long-term portion of capital lease obligations	4,779	6,140

Long-term portion of debt	902,805	953,848

Commercial paper	212,346	264,000
2.75% senior, unsecured notes due September 15, 2006	50,000	—
Variable rate senior, unsecured notes due November 4, 2005	—	25,000
Capital lease obligations due within one year	1,359	1,359

Short-term portion of debt	263,705	290,359

Total debt	$1,166,510	$1,244,207

        All of our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt that would be senior to the notes and the execution of certain sale-leaseback agreements. With the exception of the 3.5% notes due October 1, 2007, principal redemptions may be made at our election prior to their stated maturity. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

        In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS (see Note 4). The fair market value of these notes was $534.1 million as of December 31, 2005, based on quoted market prices.

        In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $272.6 million as of December 31, 2005, based on quoted market prices.

        In September 2003, we issued $50.0 million of 2.75% senior, unsecured notes maturing on September 15, 2006. The notes were issued under a shelf registration statement which became effective on July 8, 2003 and allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. Interest payments are due each March and September. Proceeds from the offering, net of offering costs, were $49.8 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $49.2 million as of December 31, 2005, based on quoted market prices.

        In November 2003, we issued $25.0 million of variable rate, senior, unsecured notes which matured on November 4, 2005. The notes were issued under the July 8, 2003 shelf registration statement. Interest payments were due each February, May, August and November at an annual interest rate equal to the 3-month London InterBank Offered Rate (LIBOR) plus .05%. This interest rate was reset on a quarterly basis. Proceeds from the offering were $25.0 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital.

        Our capital lease obligations bear interest at rates of 7.7% to 10.4% and are due through 2009. We also have operating leases on certain facilities and equipment. Future minimum lease payments under our capital obligations and noncancelable operating leases as of December 31, 2005 were as follows:

(in thousands)	Capital leases	Operating leases

2006	$1,935	$8,471
2007	2,008	4,614
2008	2,004	2,828
2009	1,503	1,878
2010	—	794
2011 and thereafter	—	69

Total minimum lease payments	7,450	$18,654

Less portion representing interest	(1,312)

Present value of minimum lease payments	6,138
Less current portion	(1,359)

Long-term portion of obligations	$4,779

        Total future minimum lease payments under capital and noncancelable operating leases have not been reduced by minimum sublease rentals due under noncancelable subleases. As of December 31, 2005, minimum future sub-lease rentals were $7.6 million for capital leases and $0.9 million for operating leases.

        The composition of rent expense for continuing operations for the years ended December 31 was as follows:

(in thousands)	2005	2004	2003

Minimum rentals	$14,398	$14,786	$8,832
Sublease rentals	(1,764)	(1,647)	(1,397)

Net rental expense	$12,634	$13,139	$7,435

        Depreciation of assets under capital leases is included in depreciation expense in the consolidated statements of cash flows. The balance of leased assets as of December 31 was as follows:

(in thousands)	2005	2004

Buildings and building improvements	$11,574	$11,574
Machinery and equipment	—	734

Total	11,574	12,308
Accumulated depreciation	(7,817)	(7,100)

Net assets under capital leases	$3,757	$5,208

        As of December 31, 2005, we had a $500.0 million commercial paper program in place. The daily average amount of commercial paper outstanding during 2005 was $247.3 million at a weighted-average interest rate of 3.29%. As of December 31, 2005, $212.3 million was outstanding at a weighted-average interest of 4.41%. The daily average amount of commercial paper outstanding during 2004 was $344.7 million at a weighted-average interest rate of 1.59%. As of December 31, 2004, $264.0 million was outstanding at a weighted-average interest rate of 2.45%.

        During 2004, we utilized a bridge financing agreement to initially fund a portion of the NEBS acquisition. The daily average amount outstanding under this bridge financing agreement during 2004 was $62.3 million at a weighted-average interest rate of 2.07%. During the third quarter of 2004, we utilized commercial paper borrowings to pay-off the bridge financing agreement. This agreement was terminated during the fourth quarter of 2004.

        We have committed lines of credit which primarily support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants regarding the ratio of earnings before interest and taxes (EBIT) to interest expense and levels of subsidiary indebtedness. No amounts were drawn on these lines of credit during 2005 or during 2004, and no amounts were outstanding under these lines of credit as of December 31, 2005. To the extent not needed to support outstanding commercial paper, we may borrow funds under our committed lines of credit. As of December 31, 2005, $287.7 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows:

(in thousands)	Total available	Expiration date	Commitment fee

Five year line of credit	$275,000	July 2010	.090%
Five year line of credit	225,000	July 2009	.125%

Total committed lines of credit	500,000
Commercial paper outstanding	(212,346)

Net available for borrowing as of
December 31, 2005	$287,654

        In January 2006, our long-term credit ratings were downgraded by the rating agencies. As the commitment fees for our lines of credit are tied to our credit ratings, these fees will increase in 2006 to 0.175% for the $275.0 million line and 0.225% for the $225.0 million line.

        Our Canadian subsidiary has a $5.0 million (Canadian dollars) committed line of credit available for borrowing. No amounts were drawn on this line of credit during 2005, and no amounts were outstanding under this line as of December 31, 2005.

        Absent certain defined events of default under our committed lines of credit, there are no significant contractual restrictions on our ability to pay cash dividends.

Note 14:   Other commitments and contingencies

        Indemnifications – In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on our financial position, annual results of operations or cash flows. We have recorded liabilities for known indemnifications related to environmental matters.

        Environmental matters – We are currently involved in environmental compliance, investigation and remediation activities at some of our current and former sites, primarily check printing facilities of our Financial Services segment which have been sold over the past several years. Remediation costs are accrued on an undiscounted basis when the obligations are either known or considered probable and can be reasonably estimated. Remediation or testing costs that result directly from the sale of an asset and which we would not have otherwise incurred, are considered direct costs of the sale of the asset. As such, they are included in our assessment of the carrying value of the asset.

        Accruals for environmental matters were $5.7 million as of December 31, 2005 and $7.8 million as of December 31, 2004, and primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is used. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity.

        As of December 31, 2005, substantially all costs included in our environmental accruals are covered by an environmental insurance policy which we purchased during 2002. As such, we do not anticipate any significant net cash outlays with regard to environmental matters. The insurance policy covers pre-existing conditions from third-party claims and cost overruns for 30 years at owned, leased and divested sites, as well as any new conditions discovered at currently owned or leased sites for ten years. The policy is limited to total costs incurred of $22.9 million. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals.

        Self-insurance – We are self-insured for certain costs, primarily workers’ compensation claims and medical/dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for worker’s compensation, which totaled $10.7 million as of December 31, 2005 and $10.8 million as of December 31, 2004, is accounted for on a present value basis. The difference between the discounted and undiscounted workers’ compensation liability was $0.9 million as of December 31, 2005 and $0.8 million as of December 31, 2004. Our liability for medical/dental benefits is not accounted for on a present value basis and totaled $4.3 million as of December 31, 2005 and $3.7 as of December 31, 2004.

        Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by third party actuarial firms, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

        Litigation – We are party to legal actions and claims arising in the ordinary course of business. We record accruals for legal matters when the expected outcome of these matters is either known or considered probable and can be reasonably estimated. Our accruals do not include related legal and other costs expected to be incurred in defense of legal actions. Based upon information presently available, we believe that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on our annual results of operations, financial position or liquidity.

Note 15:   Common stock purchase rights

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

Note 16:   Shareholders’ deficit

        We are in a shareholders’ deficit position primarily as a result of the required accounting treatment for our share repurchase programs. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings. Share repurchases during the past three years were as follows:

(in thousands)	2005	2004	2003

Dollar amount	$—	$25,520	$508,243
Number of shares	—	634	12,239

        Accumulated other comprehensive loss as of December 31 was comprised of the following:

(in thousands)	2005	2004	2003

Unrealized loss on derivatives, net of tax	$(13,721)	$(16,297)	$(2,265)
Unrealized gain on securities, net of tax	63	110	—
Translation adjustment	2,434	2,320	—

Total	$(11,224)	$(13,867)	$(2,265)

Note 17:   Business segment information

        We operate three business segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment consists of the acquired NEBS business (see Note 4), as well as our former Business Services segment. This segment sells checks, forms and related products to small businesses and home offices through direct response marketing, financial institution referrals, sales representatives, independent distributors and the internet. Financial Services sells checks and related products and services to financial institutions. Direct Checks sells checks and related products directly to consumers through direct mail and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada. No single customer accounted for more than 10% of revenue in 2005, 2004 or 2003.

        The accounting policies of the segments are the same as those described in Note 1. During 2004 and 2003, corporate expenses were allocated to the segments based on segment revenues. On April 1, 2005, we modified our methodology for allocating corporate costs. Prior to this date, we did not allocate any corporate costs to the NEBS portion of our Small Business Services segment, as NEBS operations were not fully integrated into our corporate functions. On April 1, 2005, NEBS implemented certain of our corporate information systems and began utilizing corporate shared services functions. As such, we began allocating corporate costs to the NEBS portion of the Small Business Services segment for those corporate functions being utilized by the NEBS business. The corporate allocation includes expenses for various support activities such as executive management, finance and human resources and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Depreciation and amortization expense related to corporate assets which was allocated to the segments was $14.7 million in 2005, $8.7 million in 2004 and $1.8 million in 2003. Corporate assets consist primarily of internal-use software related to corporate activities, shared facilities, our prepaid post-retirement benefit cost (see Note 12) and deferred tax assets. The increase in corporate assets in 2005, as compared to 2004, was due primarily to the transfer of shared facilities to corporate as we implemented a shared services approach to manufacturing, as well as capital purchases in 2005 related to internal-use software.

        We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

        The following is our segment information as of and for the years ended December 31:

		Reportable business segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated

Revenue from external customers:	2005	$932,286	$537,525	$246,483	$—	$1,716,294
	2004	616,345	665,373	285,297	—	1,567,015
	2003	238,625	699,250	304,266	—	1,242,141

Operating income:	2005	105,118	119,677	80,044	—	304,839
	2004	101,910	159,986	86,016	—	347,912
	2003	74,123	146,711	98,087	—	318,921

Depreciation and amortization expense:	2005	72,165	27,708	8,475	—	108,348
	2004	40,303	43,753	9,800	—	93,856
	2003	5,588	46,028	8,466	—	60,082

Total assets:	2005	894,774	181,579	126,582	222,940	1,425,875
	2004	995,460	224,637	135,739	143,243	1,499,079
	2003	33,513	273,098	147,308	109,041	562,960

Capital purchases:	2005	13,082	8,046	1,089	33,436	55,653
	2004	2,914	7,923	2,689	30,291	43,817
	2003	1,749	10,697	3,323	6,265	22,034

        Revenue by product was as follows:

(in thousands)	2005	2004	2003

Checks and related services	$1,123,255	$1,187,178	$1,108,880
Other printed products, including forms	296,075	122,305	21,276
Accessories and promotional products	230,249	220,255	111,985
Packaging supplies and other	66,715	37,277	—

Total revenue	$1,716,294	$1,567,015	$1,242,141

        We had no international operations in 2003. The following information is classified based on the geographic location of our subsidiaries:

(in thousands)	2005	2004

Revenue from external customers:
United States	$1,656,633	$1,536,717
Canada	59,661	30,298

Total revenue	$1,716,294	$1,567,015

Long-lived assets:
United States	$1,195,112	$1,239,471
Foreign, primarily Canada	16,825	19,222

Total long-lived assets	$1,211,937	$1,258,693

DELUXE CORPORATION

SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

	2005 Quarter Ended
	March 31	June 30(1)	September 30	December 31
Revenue	$437,320	$434,476	$412,501	$431,997
Gross profit	285,249	283,703	263,253	275,728
Net income	39,372	42,056	37,134	38,959
Earnings per share:
Basic	0.78	0.83	0.73	0.77
Diluted	0.78	0.83	0.73	0.76
Cash dividends per share	0.40	0.40	0.40	0.40

	2004 Quarter Ended
	March 31	June 30	September 30(2)	December 31
Revenue	$308,832	$309,068	$472,199	$476,916
Gross profit	201,946	206,444	310,436	312,240
Net income	47,662	45,988	57,505	46,836
Earnings per share:
Basic	0.95	0.92	1.15	0.93
Diluted	0.94	0.91	1.14	0.92
Cash dividends per share	0.37	0.37	0.37	0.37

(1)	2005 second quarter results include revenue of $11.7 million from contract buy-outs.

(2)

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

        Management’s Report on Internal Control over Financial Reporting – Management of Deluxe Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment we have concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

        Management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.    Other Information.

        No change in our internal control over financial reporting identified in connection with our assessment during the quarter ended December 31, 2005, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.    Directors and Executive Officers of the Registrant.

        See Part I, Item 1 of this report “Executive Officers of the Registrant.” The sections of the proxy statement entitled “Item 1: Election of Directors,” “Board Structure and Governance—Audit Committee Expertise; Complaint-Handling Procedures,” “Board Structure and Governance—Meetings and Committees of the Board of Directors—Audit Committee,” “Stock Ownership and Reporting—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Structure and Governance—Code of Ethics and Business Conduct” are incorporated by reference to this report.

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

        The following table provides information concerning all of our equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans
approved by shareholders	3,086,486(1)	$ 36.89(1)	9,061,719(2)
Equity compensation plans not
approved by shareholders	None	None	None

Total	3,086,486	$ 36.89	9,061,719

(1)

Includes awards granted under our 2000 Stock Incentive Plan, as amended, and our previous stock incentive plan, adopted in 1994. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 2,960,385 and restricted stock unit awards of 126,101.

(2)

Includes 4,628,077 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of the total available for future issuance, 3,086,290 shares remain available, in the aggregate, for grants of restricted stock, restricted stock units and performance awards under our 2000 Stock Incentive Plan.

Item 13.    Certain Relationships and Related Transactions.

        Not applicable.

Item 14.    Principal Accounting Fees and Services.

        The sections of the proxy statement entitled “Fiscal Year 2005 Audit and Independent Accountants—Fees Paid to Independent Accountants” and “Fiscal Year 2005 Audit and Independent Accountants—Policy on Audit Committee Pre-Approval of Independent Accountant Fees and Services” are incorporated by reference to this report.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)   Financial Statements and Schedules

        The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required or not applicable, or the required information is shown in the consolidated financial statements or notes.

(b)   Exhibit Listing

        The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit Number	Description	Method of Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)	*

4.1	Amended and Restated Rights Agreement, dated as of January 31, 1997, by and between us and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Commission on February 7, 1997)	*

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

4.3	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly, Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on December 5, 2002)	*

4.4	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.5	Form of Officer’s Certificate and Company Order authorizing the 2007 Notes, series B (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Specimen of 3½% senior notes due 2007, series B (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.7	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.8	Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.9	Revolving Credit Agreement dated as of July 22, 2004 among us, Bank One, N.A. as administrative agent, Credit Suisse-First Boston as Syndication Agent, The Bank of New York, the Bank of Tokyo-Mitsubishi, Ltd., and Wachovia Bank, National Association as documentation agents and the other financial institutions party thereto, related to a $225,000,000 5-year revolving credit agreement (incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)	*

4.10	Amendment No. 1 dated as of July 20, 2005 to the $225,000,000 5-year revolving credit agreement dated as of July 22, 2004	Filed herewith

4.11	Amended and Restated Credit Agreement dated as of July 20, 2005 among us, JPMorgan Chase Bank, N.A., as administrative agent, Wachovia Bank, National Association as syndication agent, the Bank of Tokyo-Mitsubishi, Ltd. and U.S. Bank National Association as documentation agents and the other financial institutions party thereto, related to a $275,000,000 5-year revolving credit agreement	Filed herewith

10.1	Deluxe Corporation 2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)**	*

10.2	Deluxe Corporation 2000 Stock Incentive Plan, as Amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)**	*

10.3	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.4	Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)**	*

10.5	First Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

10.6	Second Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2002)**	*

10.7	Third Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement)**	Filed herewith

10.8	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

10.9	Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**	*

10.10	Deluxe Corporation Supplemental Benefit Plan (incorporated by reference to Exhibit (10)(B) to the Annual Report on Form 10-K for the year ended December 31, 1995)**	*

10.11	First Amendment to the Deluxe Corporation Supplemental Benefit Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.12	Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**	*

10.13	Description of Non-employee Director Compensation Arrangements, updated November 17, 2005**	Filed herewith

10.14	Form of Severance Agreement entered into between Deluxe and the following executive officers: Anthony C. Scarfone, Richard L. Schulte, Douglas J. Treff, Guy C. Feltz, Luann Widener and Terry Peterson (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**	*

10.15	Form of Executive Retention Agreement entered into between Deluxe and the following executive officers: Ronald E. Eilers, Anthony C. Scarfone, Richard L. Schulte, Douglas J. Treff, Guy C. Feltz and Luann Widener (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2000)**	*

10.16	Form of Agreement for Awards Payable in Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 28, 2005)**	*

10.17	Form of Non-employee Director Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.18	Form of Non-employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.19	Form of Non-qualified Stock Option Agreement (as amended February 2006) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.20	Form of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.21	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.22	Form of Restricted Stock Award Agreement (Two-Year Retention Term) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.23	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.24	Transition Agreement, dated as of March 7, 2005, by and between us and Lawrence J. Mosner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 10, 2005)**	*

10.25	Form of Performance Accelerated Restricted Stock Award Agreement (2006 grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.26	Transition Agreement, dated as of November 17, 2005, by and between us and Ronald E. Eilers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 21, 2005)**	*

12.1	Statement re: Computation of Ratios	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

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

DELUXE CORPORATION

Date: March 1, 2006	By:	/s/ Ronald E. Eilers

Ronald E. Eilers
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2006.

Signature	Title

By	/s/ Ronald E. Eilers	President and Chief Executive Officer
(Principal Executive Officer)
Ronald E. Eilers

By	/s/ Douglas J. Treff	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Douglas J. Treff

By	/s/ Terry D. Peterson	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Terry D. Peterson

*

	T. Michael Glenn	Director

*

	Charles A. Haggerty	Director

*

	Isaiah Harris, Jr.	Director

*

	William A. Hawkins, III	Director

*

	Cheryl Mayberry McKissack	Director

*

	Stephen P. Nachtsheim	Director

*

	Mary Ann O’Dwyer	Director

*

	Martyn R. Redgrave	Director

*By	/s/ Ronald E. Eilers

Ronald E. Eilers Attorney-in-Fact

EXHIBIT INDEX

        The following exhibits are filed as part of this report:

Exhibit Number	Description	Page Number

4.10	Amendment No. 1 dated as of July 20, 2005 to the $225,000,000 5-year revolving credit agreement dated as of July 22, 2004

4.11	Amended and Restated Credit Agreement dated as of July 20, 2005 among us, JPMorgan Chase Bank, N.A., as administrative agent, Wachovia Bank, National Association as syndication agent, the Bank of Tokyo-Mitsubishi, Ltd. and U.S. Bank National Association as documentation agents and the other financial institutions party thereto, related to a $275,000,000 5-year revolving credit agreement

10.7	Third Amendment to the Deluxe Corporation Deferred Compensation Plan (2001 Restatement)

10.13	Description of Non-employee Director Compensation Arrangements, updated November 17, 2005

12.1	Statement re: Computation of Ratios

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002