Form 10-Q
period 2006-03-31
DELUXE CORP
filed 2006-04-27
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number:   1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 20, 2006 was 51,301,707.

PART I–FINANCIAL INFORMATION

Item 1.    Financial Statements.

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$7,025	$6,867
Trade accounts receivable (net of allowances for uncollectible
accounts of $8,442 and $7,903, respectively)	94,886	105,238
Inventories and supplies	40,479	41,028
Deferred income taxes	16,631	17,978
Other current assets	33,310	42,827

Total current assets	192,331	213,938
Long-Term Investments	49,101	48,668
Property, Plant, and Equipment (net of accumulated depreciation of
$311,740 and $306,160, respectively)	150,153	152,968
Assets Held for Sale	4,590	5,665
Intangibles (net of accumulated amortization of $298,614 and $285,350, respectively)	247,256	258,004
Goodwill	581,118	581,123
Non-Current Assets of Discontinued Operations	2,274	2,256
Other Non-Current Assets	166,899	163,253

Total assets	$1,393,722	$1,425,875

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$75,987	$88,178
Accrued liabilities	165,753	139,202
Short-term debt	163,470	212,346
Long-term debt due within one year	51,419	51,359

Total current liabilities	456,629	491,085
Long-Term Debt	902,502	902,805
Deferred Income Taxes	64,703	68,707
Other Non-Current Liabilities	41,316	45,304
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000 shares;
outstanding: 2006 - 51,302; 2005 - 50,735)	51,302	50,735
Additional paid-in capital	43,429	37,864
Accumulated deficit	(155,291)	(159,401)
Accumulated other comprehensive loss	(10,868)	(11,224)

Total shareholders’ deficit	(71,428)	(82,026)

Total liabilities and shareholders’ deficit	$1,393,722	$1,425,875

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2006	2005

Revenue	$411,430	$437,320
Cost of goods sold	155,976	152,071

Gross Profit	255,454	285,249

Selling, general and administrative expense	208,101	208,523
Gain on sale of facility	(4,948)	—

Operating Income	52,301	76,726

Other (expense) income	(245)	574

Income Before Interest and Taxes	52,056	77,300

Interest expense	(13,848)	(13,401)
Interest income	149	139

Income Before Income Taxes	38,357	64,038

Provision for income taxes	13,711	24,270

Income From Continuing Operations	24,646	39,768

Discontinued Operations:
Net income (loss) before income taxes	31	(615)
Income tax (expense) benefit	(9)	219

Net Income (Loss) from Discontinued Operations	22	(396)

Net Income	$24,668	$39,372

Basic Earnings per Share:
Income from continuing operations	$0.48	$0.79
Loss from discontinued operations	0.00	(0.01)
Basic Earnings per Share	0.49	0.78

Diluted Earnings per Share:
Income from continuing operations	$0.47	$0.78
Loss from discontinued operations	0.00	(0.01)
Diluted Earnings per Share	0.48	0.78

Cash Dividends per Share	$0.40	$0.40

Total Comprehensive Income	$25,024	$39,702

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended March 31,
	2006	2005

Cash Flows from Operating Activities:
Net income	$24,668	$39,372
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net (income) loss from discontinued operations	(22)	396
Depreciation	6,843	7,160
Amortization of intangibles	16,625	23,510
Amortization of contract acquisition costs	8,891	8,326
Employee share-based compensation expense	1,240	2,405
Deferred income taxes	(2,548)	1,151
Gain on sale of facility	(4,948)	—
Other non-cash items, net	2,975	4,561
Changes in assets and liabilities, net of effect of
discontinued operations:
Trade accounts receivable	7,655	8,411
Inventories and supplies	536	215
Other current assets	9,415	(25,311)
Contract acquisition payments	(5,818)	(14,776)
Other non-current assets	(77)	3,031
Accounts payable	(6,689)	(3,916)
Accrued and other non-current liabilities	13,958	(22,157)

Net cash provided by operating activities of continuing operations	72,704	32,378

Cash Flows from Investing Activities:
Purchases of capital assets	(13,098)	(12,089)
Proceeds from sale of facility	6,023	—
Other	(275)	(667)

Net cash used by investing activities	(7,350)	(12,756)

Cash Flows from Financing Activities:
Net payments on short-term debt	(48,876)	(5,151)
Payments on long-term debt	(323)	(342)
Change in book overdrafts	(2,634)	3,219
Proceeds from issuing shares under employee plans	6,442	7,332
Tax benefit from share-based employee awards	775	—
Cash dividends paid to shareholders	(20,558)	(20,269)

Net cash used by financing activities	(65,174)	(15,211)

Effect of Exchange Rate Change on Cash	13	(30)
Cash Used by Operating Activities of Discontinued Operations	(35)	(3,664)

Net Change in Cash and Cash Equivalents	158	717
Cash and Cash Equivalents: Beginning of Period	6,867	15,492

End of Period	$7,025	$16,209

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Consolidated financial statements

        The consolidated balance sheet as of March 31, 2006 and the consolidated statements of income and the consolidated statements of cash flows for the quarters ended March 31, 2006 and 2005 are unaudited. The consolidated balance sheet as of December 31, 2005 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2:   New accounting pronouncement

        On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified prospective application method. Prior to this, we were applying the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in our accounting for employee share-based compensation awards. We adopted SFAS No. 123 on January 1, 2004, using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under this method, the results of operations presented for 2005 reflect compensation expense for all employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2004. Upon the adoption of SFAS No. 123(R), we continue to recognize compensation expense for all of our employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2006. As such, the adoption of SFAS No. 123(R) does not result in a significant change in the compensation expense we recognize in our statements of income, as compared to the expense we recognized in 2005 under SFAS No. 123. The adoption of SFAS No. 123(R) had the following impacts on our consolidated financial statements:

•

Effective January 1, 2006, a portion of our restricted stock unit awards have been reclassified from shareholders’ deficit to accrued liabilities in our consolidated balance sheet. Certain of these awards may be settled in cash if an employee voluntarily chooses to leave the company. Under the provisions of SFAS No. 123(R), these awards must be classified as liabilities in the consolidated balance sheet and must be re-measured at fair value as of each balance sheet date. The amount reclassified as of January 1, 2006 totalled $1.9 million, which approximated the fair value of these awards on their grant dates. The re-measurement of these awards as of March 31, 2006, including the effect of the change in accounting principle, resulted in a decrease in selling, general and administrative expense of $0.6 million for the quarter ended March 31, 2006. The cumulative effect of the change in accounting principle was not presented separately in the statement of income, as it was not material.

•

We modified our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the option’s normal vesting period. Previously, we recognized expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retired with qualified retiree status. Upon adoption of SFAS No. 123(R), we are now required to recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable award agreement. This change is applied only to new awards granted after January 1, 2006. If we had applied this expense recognition methodology to awards granted prior to January 1, 2006, it would have decreased compensation expense by $0.3 million for the quarter ended March 31, 2006 and increased compensation expense by $0.4 million for the quarter ended March 31, 2005. The terms of awards granted subsequent to January 1, 2006 require that the compensation committee of our board of directors determine on an individual basis whether an employee is a qualified retiree upon their termination of employment with the company. As such, we do not accelerate the recognition of expense on these awards until the compensation committee makes this determination.

•

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an alternative method for calculating the net excess tax benefits available to absorb tax deficiencies as required under SFAS No. 123(R). We have elected to utilize the transition method outlined in this FSP in accounting for the income tax consequences of employee share-based compensation awards. Upon the adoption of SFAS No. 123(R), we had a positive income tax windfall pool. For purposes of calculating assumed proceeds under the treasury stock method when determining the denominator for the earnings per share calculation, we exclude the impact of pro forma deferred tax assets.

•

SFAS No. 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, we reported these amounts as a component of cash flows from operating activities. For the quarter ended March 31, 2005, $1.3 million was included in cash provided by operating activities of continuing operations for the tax benefit of employee share-based awards.

        The adoption of SFAS No. 123(R) had the following dollar impacts on our consolidated financial statements for the quarter ended March 31, 2006:

(in thousands, except per share amount)	Increase/(decrease)

Income before income taxes	$643
Income from continuing operations	413
Net income	413
Earnings per share – basic	0.01
Earnings per share – diluted	—
Cash provided by operating activities of continuing operations	(775)
Cash used by financing activities	775

Note 3:   Supplementary balance sheet and cash flow information

        Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2006	December 31, 2005

Raw materials	$7,561	$7,954
Semi-finished goods	13,321	13,957
Finished goods	10,211	9,698

Total inventories	31,093	31,609
Supplies, primarily production	9,386	9,419

Inventories and supplies	$40,479	$41,028

        Other current assets – Other current assets were comprised of the following:

(in thousands)	March 31, 2006	December 31, 2005

Prepayment to voluntary employee beneficiary association (VEBA) trust	$12,114	$19,394
Cash held for customers	12,032	12,746
Other	9,164	10,687

Other current assets	$33,310	$42,827

        We maintain a VEBA trust to fund employee and retiree medical costs, as well as severance benefits. Historically, we made the majority of our contributions to this trust in the first quarter of the year and would fund our obligations from the trust assets throughout the year. During 2006, we decided to change this practice and fund the VEBA trust throughout the year. During the quarters ended March 31, 2006 and 2005, we contributed $3.7 million and $34.0 million, respectively, to the trust.

        Assets held for sale – Assets held for sale as of March 31, 2006 included two Financial Services check printing facilities which we closed during 2004, as well as one Small Business Services facility which was closed prior to our acquisition of New England Business Service, Inc. (NEBS) in June 2004. We continue to actively market these properties, which are in various stages of the sales process. The expected selling prices for these assets exceed their carrying values. These assets were also held for sale as of December 31, 2005, as was one additional Financial Services facility which we sold in March 2006, resulting in a $4.9 million gain.

        Intangibles – Intangibles were comprised of the following:

	March 31, 2006			December 31, 2005
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Indefinite-lived:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software	307,379	(222,118)	85,261	304,793	(218,024)	86,769
Customer lists	110,128	(54,474)	55,654	110,164	(48,177)	61,987
Distributor contracts	30,900	(10,776)	20,124	30,900	(9,402)	21,498
Trade names	30,240	(8,517)	21,723	30,248	(7,258)	22,990
Other	7,823	(2,729)	5,094	7,849	(2,489)	5,360

Amortizable intangibles	486,470	(298,614)	187,856	483,954	(285,350)	198,604

Intangibles	$545,870	$(298,614)	$247,256	$543,354	$(285,350)	$258,004

        Total amortization of intangibles for continuing operations was $16.6 million for the quarter ended March 31, 2006 and $23.5 million for the quarter ended March 31, 2005. Based on the intangibles in service as of March 31, 2006, estimated future amortization expense is as follows:

(in thousands)

Remainder of 2006	$44,219
2007	45,814
2008	34,872
2009	22,588
2010	12,504

        Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2006	December 31, 2005

Contract acquisition costs (net of accumulated amortization of
$81,085 and $74,600, respectively)	$98,034	$93,664
Deferred advertising costs	25,697	27,017
Prepaid post-retirement asset	27,450	26,051
Other	15,718	16,521

Other non-current assets	$166,899	$163,253

        Changes in contract acquisition costs during the first quarters of 2006 and 2005 were as follows:

	Quarter Ended March 31,
(in thousands)	2006	2005

Balance, beginning of year	$93,664	$83,825
Additions(1)	13,261	61,458
Amortization	(8,891)	(8,326)

Balance, end of period	$98,034	$136,957

(1)    Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $5.8 million for the quarter ended March 31, 2006 and $14.8 million for the quarter ended March 31, 2005.

        Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2006	December 31, 2005

Income taxes	$31,640	$20,347
Accrued wages, including vacation	22,912	16,533
Customer rebates	17,691	16,931
Employee profit sharing and pension	15,547	19,917
Cash held for customers	12,032	12,746
Contract acquisition payments due within one year	10,490	3,865
Restructuring due within one year (see Note 6)	4,005	5,442
Other	51,436	43,421

Accrued liabilities	$165,753	$139,202

        Non-cash transactions – As of March 31, 2006, we had accounts payable of $5.7 million related to capital asset purchases. As of December 31, 2005, this amount was $8.5 million. These amounts are reflected in property, plant and equipment and intangibles in our consolidated balance sheets, as we did receive the assets as of the balance sheet dates.

Note 4:   Earnings per share

        The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2006	2005

Earnings per share – basic:
Income from continuing operations	$24,646	$39,768
Weighted-average shares outstanding	50,817	50,397
Earnings per share – basic	$0.48	$0.79

Earnings per share – diluted:
Income from continuing operations	$24,646	$39,768
Re-measurement of share-based awards classified as liabilities	(413)	—

Income available to common shareholders	24,233	39,768

Weighted-average shares outstanding	50,817	50,397
Dilutive impact of options	223	326
Shares contingently issuable	—	15

Weighted-average shares and potential dilutive shares outstanding	51,040	50,738

Earnings per share – diluted	$0.47	$0.78

Antidilutive options excluded from calculation	3,057	2,293

Note 5:   Discontinued operations

        In December 2004, we sold NEBS European operations, with the exception of one facility. The rental income and expenses of this facility are reported as discontinued operations in our statements of income for the quarters ended March 31, 2006 and 2005. Additionally, the results of discontinued operations in the first quarter of 2005 included NEBS apparel business which we sold in the third quarter of 2005.

        Revenue and loss from discontinued operations for the quarters ended March 31, 2006 and 2005 were as follows:

	Quarter Ended March 31,
(in thousands)	2006	2005

Revenue	$34	$11,013

Income (loss) from operations	$31	$(615)
Income tax (expense) benefit	(9)	219

Net income (loss) from discontinued operations	$22	$(396)

        Non-current assets of discontinued operations as of March 31, 2006 and December 31, 2005 consisted of the facility in Europe which is held for sale. We currently expect to complete the sale of this facility in the second quarter of 2006. The expected sale price exceeds the carrying value of the asset.

Note 6:   Restructuring accruals

        Restructuring accruals of $5.6 million as of March 31, 2006 and $6.5 million as of December 31, 2005 are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have or will be vacating. The severance accruals primarily relate to two Small Business Services facilities which we plan to close by mid-2006. As of March 31, 2006, 123 current employees will be affected by these closings. We expect the employee severance payments to be substantially completed by the end of 2006, utilizing cash from operations and/or funds from the VEBA trust. The remaining payments due under the operating lease obligations will be paid through 2008, utilizing cash from operations. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.

        As of March 31, 2006, our restructuring accruals consisted of the following:

	Employee severance		Operating lease obligations
(in thousands)	Small Business Services	Direct Checks	Small Business Services	Total

Balance, December 31, 2005	$3,835	$10	$2,698	$6,543
Restructuring charges	303	—	—	303
Payments	(1,170)	(10)	(21)	(1,201)

Balance, March 31, 2006	$2,968	$—	$2,677	$5,645

Cumulative amounts for current initiatives:
Restructuring charges	$27,626	$2,582	$2,871	$33,079
Restructuring reversals	(572)	(98)	—	(670)
Payments	(24,086)	(2,484)	(194)	(26,764)

Balance, March 31, 2006	$2,968	$—	$2,677	$5,645

Note 7:   Share-based compensation plans

        Our employee share-based compensation plans consist of our employee stock purchase plan and our stock incentive plan. Under our stock incentive plan, we currently have the following types of awards outstanding: non-qualified stock options, restricted stock units, restricted shares and performance shares. There are 8.5 million shares of common stock reserved for issuance under the stock incentive plan, with 3.6 million of these shares available for issuance as of March 31, 2006. The following amounts were recognized in our consolidated statements of income for share-based compensation plans:

	Quarter Ended March 31,
(in thousands)	2006	2005

Compensation cost:
Stock options	$706	$1,222
Restricted shares and restricted stock units(1)	264	991
Employee stock purchase plan	270	192

Total share-based compensation expense	$1,240	$2,405

Income tax benefit	$443	$911

(1)    Includes a $0.6 million reduction in compensation cost in 2006 related to the re-measurement of awards classified as liabilities (see Note 2).

        As of March 31, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of income was $11.7 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.3 years.

        Non-qualified stock options – All options allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to seven years following the date of grant. In the case of qualified retirement, death, disability or involuntary termination without cause, options vest immediately and the period over which the options can be exercised is shortened. Employees forfeit unvested options when they voluntarily terminate their employment with the company, and they have up to three months to exercise vested options before they are cancelled. In the case of involuntary termination with cause, the entire unexercised portion of the award is cancelled. All options vest immediately upon a change of control, as defined in the award agreement. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods. During the first quarter of 2005, no stock options were granted. The following assumptions were used in determining the fair value of stock options granted during the first quarter of 2006, under the Black-Scholes model:

Risk-free interest rate (%)	4.6
Dividend yield (%)	4.2
Expected volatility (%)	22.1
Option life (years)	4.7

        The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock. We utilize historical option exercise and employee termination data to estimate the option life.

        Information regarding our outstanding stock options for the quarter ended March 31, 2006 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at December 31, 2005	2,960,385	$38.46
Granted	608,700	26.54
Exercised	(235,000)	19.91
Forfeited or expired	(17,622)	37.88

Outstanding at March 31, 2006	3,316,463	37.59	$1,747	4.01

Exercisable at March 31, 2006	2,407,369	40.01	1,729	3.08

        The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2006 was $4.29. No options were granted during the quarter ended March 31, 2005. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $1.7 million during the quarter ended March 31, 2006 and $3.8 million during the quarter ended March 31, 2005.

        Restricted stock units – Certain employees have the option to receive a portion of their bonus payment in the form of restricted stock units. When employees elect this payment method, we provide an additional matching amount of restricted stock units equal to one-half of the restricted stock units earned under the bonus plan. These awards vest two years from the date of grant. In the case of qualified retirement, death, disability or change of control, the units vest immediately. In the case of involuntary or voluntary termination, employees receive a cash payment for the units earned under the bonus plan, but forfeit the company-provided matching amount. The fair value of these awards is determined on the date of grant based on the market value of our common stock. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period. Because the bonus portion of these awards may be settled in cash upon voluntary termination of employment, this portion of the awards is included in accrued liabilities in our consolidated balance sheet as of March 31, 2006, and is re-measured at each reporting period based on the current market value of our common stock. The company-provided match portion of the awards is never settled in cash. As such, this portion of the awards is recorded in equity at the grant date fair value and is not re-measured each reporting period.

        In addition to awards granted to employees, non-employee members of our board of directors can elect to take all or a portion of their fees in the form of restricted stock units. Directors are issued shares in exchange for the units upon their termination of service or other pre-elected deferral date, which generally cannot exceed twelve years. The fair value of these awards is based on the market value of our common stock on the date of grant. Compensation expense is recognized immediately, as the awards are for past services.

        Information regarding our outstanding restricted stock units for the quarter ended March 31, 2006 is as follows:

	Number of units	Weighted average conversion value	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at December 31, 2005	126,101	$35.68
Granted	4,899	25.40
Forfeited	(16,486)	29.11

Outstanding at March 31, 2006	114,514	31.23	$2,997	8.54

        Of the awards presented here, 51,517 restricted stock units are classified as liabilities in our consolidated balance sheet as of March 31, 2006 at a value of $1.3 million. These units had a weighted-average conversion value of $26.17 per unit and a weighted-average remaining contractual term of 0.8 year as of March 31, 2006.

        The weighted-average grant-date fair value of restricted stock units granted was $25.40 for the quarter ended March 31, 2006 and $35.51 for the quarter ended March 31, 2005. The total intrinsic value of restricted stock units converted was $0.6 million during the quarter ended March 31, 2005. No stock-based liabilities were paid in cash during the quarters ended March 31, 2006 and 2005.

        Restricted shares – We currently have two types of restricted share awards outstanding. Certain of these awards have a set vesting period at which time the restrictions on the shares lapse. The vesting period on these awards currently ranges from two to three years. Fair value of these awards is based on the market value of an unrestricted share on the grant date and is recognized, net of the effect of estimated forfeitures, over the vesting period. We have also granted performance-accelerated restricted shares. The restrictions on these awards lapse three years from the grant date. However, if the performance criteria are met, the restrictions on one-half of the awards will lapse one year from the grant date. Fair value is based on the market value of an unrestricted share on the date of grant and is recognized, net of the effect of estimated forfeitures, over the vesting period.

        For both types of restricted share awards, the restrictions lapse immediately in the case of qualified retirement, death or disability. In the case of involuntary termination without cause or a change of control, restrictions on a pro-rata portion of the shares lapse, based on how much of the vesting period has passed. In the case of voluntary termination of employment or termination with cause, the remaining restricted shares are forfeited.

        Information regarding our unvested restricted shares for the quarter ended March 31, 2006 is as follows:

	Number of shares	Weighted average grant date fair value

Nonvested at December 31, 2005	82,883	$40.70
Granted	278,700	26.55
Vested	(633)	41.32
Forfeited	(6,510)	36.88

Nonvested at March 31, 2006	354,440	29.65

        The total fair value of restricted shares vesting during the quarters ended March 31, 2006 and 2005 was $26,000 and $5,000, respectively.

        Performance shares – Under these awards, the level of shares earned is contingent upon attaining specific performance targets over a three-year period. In the case of qualified retirement, death, disability or involuntary termination without cause on or after the one-year anniversary of the beginning of the performance period, a pro-rata portion of the award will be granted after the expiration of the performance period if an award is earned. In the case of voluntary termination of employment or termination of employment for any reason prior to the one-year anniversary of the beginning of the performance period, no award will be granted. If there is a change in control, a pro-rata portion of the award will be paid based on performance up to the date of the change in control, based on the assumption that the performance goals have been achieved at target level. Compensation cost is recognized over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients. These plans were first utilized in 2004. As such, no awards have been earned under these plans, and we currently estimate that no such awards will be earned.

        Employee stock purchase plan – Under our employee stock purchase plan, eligible employees may purchase Deluxe common stock at 85% of the lower of its fair market value at the beginning or end of each six-month purchase period. During the quarter ended March 31, 2006, 76,432 shares were issued under this plan at a price of $22.76. During the quarter ended March 31, 2005, 46,917 shares were issued at a price of $32.53. We utilize the Black-Scholes option pricing model to calculate the fair value of these awards. This fair value plus the 15% discount amount are recognized as compensation expense over the six-month purchase period.

Note 8:   Pension and post-retirement benefits

        We have historically provided certain health care benefits for a large number of retired employees. In addition to our post-retirement benefit plan, we also have supplemental executive retirement plans (SERP) in the United States and Canada and a pension plan which covers certain Canadian employees. These three pension plans were acquired as part of the acquisition of NEBS in June 2004.

        Our pension and post-retirement benefit expense for the quarters ended March 31, 2006 and 2005 consisted of the following components:

	Post-retirement benefit plan		Pension plans
(in thousands)	2006	2005	2006	2005

Service cost	$268	$195	$85	$68
Interest cost	1,890	1,729	117	137
Expected return on plan assets	(1,905)	(1,674)	(74)	(64)
Amortization of prior service benefit	(654)	(654)	—	—
Recognized amortization of net actuarial losses	2,538	2,344	2	—

Total benefit expense	$2,137	$1,940	$130	$141

        During 2006, we expect to make benefit payments of approximately $11 million for our post-retirement medical plan. We also anticipate funding $0.6 million to our Canadian pension plans, as well as making benefit payments of $0.4 million for our pension plans.

Note 9:   Debt

        Total debt outstanding was comprised of the following:

(in thousands)	March 31, 2006	December 31, 2005

3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,899	$324,882
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,730	298,683
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,477	274,461
Long-term portion of capital lease obligations	4,396	4,779

Long-term portion of debt	902,502	902,805
Amounts drawn on credit facilities	117,000	—
Commercial paper	46,470	212,346
2.75% senior, unsecured notes due September 15, 2006	50,000	50,000
Capital lease obligations due within one year	1,419	1,359

Short-term portion of debt	214,889	263,705

Total debt	$1,117,391	$1,166,510

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

        In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS. The fair market value of these notes was $543.8 million as of March 31, 2006, based on quoted market prices.

        In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $262.4 million as of March 31, 2006, based on quoted market prices.

        In September 2003, we issued $50.0 million of 2.75% senior, unsecured notes maturing on September 15, 2006. The notes were issued under a shelf registration statement which became effective on July 8, 2003 and allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. Interest payments are due each March and September. Proceeds from the offering, net of offering costs, were $49.8 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $49.1 million as of March 31, 2006, based on quoted market prices.

        As of March 31, 2006, we had a $500.0 million commercial paper program in place. The daily average amount of commercial paper outstanding during the first quarter of 2006 was $169.0 million at a weighted-average interest rate of 4.65%. As of March 31, 2006, $46.5 million was outstanding at a weighted-average interest rate of 5.00%. The daily average amount of commercial paper outstanding during 2005 was $247.3 million at a weighted-average interest rate of 3.29%. As of December 31, 2005, $212.3 million was outstanding at a weighted-average interest rate of 4.41%.

        We have committed lines of credit which are available for borrowing and to support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes (EBIT) to interest expense of 3.0 times, as well as limits on the levels of subsidiary indebtedness. The daily average amount outstanding under these lines of credit during the first quarter of 2006 was $19.8 million at a weighted-average interest rate of 5.21%. As of March 31, 2006, $117.0 million was outstanding at a weighted-average interest rate of 5.23%. No amounts were drawn on these lines of credit during 2005. As of March 31, 2006, $336.5 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows:

(in thousands)	Total Available	Expiration date	Commitment Fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Amounts drawn on credit facilities	(117,000)
Commercial paper outstanding	(46,470)

Net available for borrowing as of March 31, 2006	$336,530

        Our Canadian subsidiary has a $4.3 million ($5.0 million Canadian) line of credit available for borrowing. No amounts were drawn on this line of credit during the first quarter of 2006 or during 2005, and no amounts were outstanding under this line of credit as of March 31, 2006 or December 31, 2005.

        Absent certain defined events of default under our committed lines of credit, there are no significant contractual restrictions on our ability to pay cash dividends.

Note 10:   Shareholders’ deficit

        We are in a shareholders’ deficit position primarily as a result of the required accounting treatment for our share repurchase programs. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings. We have not repurchased any shares since the second quarter of 2004. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.9 million shares remain available for purchase under this authorization.

        Changes in shareholders’ deficit during the quarter ended March 31, 2006 were as follows:

(in thousands)	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ deficit
	Number of shares	Par value

Balance, December 31, 2005	50,735	$50,735	$37,864	$(159,401)	$(11,224)	$(82,026)
Net income	—	—	—	24,668	—	24,668
Cash dividends	—	—	—	(20,558)	—	(20,558)
Common shares issued	586	586	5,856	—	—	6,442
Tax benefit of share-based awards	—	—	783	—	—	783
Reclassification of share-based
awards to accrued liabilities	—	—	(1,919)	—	—	(1,919)
Common shares retired	(20)	(20)	(550)	—	—	(570)
Fair value of employee
stock-based compensation	1	1	1,395	—	—	1,396
Other comprehensive income, net of tax	—	—	—	—	356	356

Balance, March 31, 2006	51,302	$51,302	$43,429	$(155,291)	$(10,868)	$(71,428)

        Accumulated other comprehensive loss was comprised of the following:

(in thousands)	March 31, 2006	December 31, 2005

Unrealized loss on derivatives, net of tax	$(13,102)	$(13,721)
Unrealized gain on securities, net of tax	101	63
Foreign currency translation adjustment	2,133	2,434

Total	$(10,868)	$(11,224)

Note 11:   Business segment information

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

        The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Corporate expenses are allocated to the business segments based on revenue. During the first quarter of 2005, corporate expenses were not allocated to the NEBS portion of our Small Business Services segment, as NEBS operations were not yet fully integrated into our corporate functions. This changed on April 1, 2005, when NEBS implemented certain of our corporate information systems and began utilizing corporate shared services functions. As such, we began allocating corporate costs to the NEBS portion of the Small Business Services segment for those corporate functions being utilized by the NEBS business. As of January 1, 2006, NEBS had implemented all corporate shared services functions and we began allocating costs to the NEBS portion of Small Business Services for all corporate functions. The corporate allocation includes expenses for various support activities such as executive management, finance and human resources and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Depreciation and amortization expense related to corporate assets and allocated to the segments was $5.5 million for the first quarter of 2006 and $3.2 million for the first quarter of 2005. Corporate assets consist primarily of internal-use software related to corporate activities, shared facilities, our prepaid post-retirement benefit cost and deferred tax assets.

        We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

        The following is our segment information as of and for the quarters ended March 31, 2006 and 2005:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated

Revenue from external customers:	2006	$236,074	$117,006	$58,350	$—	$411,430
	2005	225,181	145,230	66,909	—	437,320

Operating income:	2006	11,789	20,640	19,872	—	52,301
	2005	24,999	31,443	20,284	—	76,726

Depreciation and amortization expense:	2006	17,404	4,095	1,969	—	23,468
	2005	18,300	10,125	2,245	—	30,670

Total assets:	2006	868,967	183,712	123,157	217,886	1,393,722
	2005	978,566	242,533	131,543	203,016	1,555,658

Capital purchases:	2006	3,707	1,281	305	7,805	13,098
	2005	1,450	1,510	217	8,912	12,089

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

        Our businesses are organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.4% of our consolidated revenue for the first quarter of 2006. This segment sells checks, forms and related products to more than six million small businesses and home offices through direct response marketing, financial institution referrals, sales representatives, independent distributors and the internet. Small Business Services is comprised of New England Business Service, Inc. (NEBS), which we acquired in June 2004, and our former Business Services segment. Our Financial Services segment generated 28.4% of our consolidated revenue for the first quarter of 2006. This segment sells personal and business checks and related products and services to approximately 7,500 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 14.2% of our consolidated revenue for the first quarter of 2006. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands via direct response marketing and the internet. All three of our segments operate primarily in the United States. Small Business Services also has operations in Canada.

        Our results of operations for the quarter ended March 31, 2006 were negatively impacted by lower prices in our Financial Services segment, as well as lower order volume in our Financial Services and Direct Checks segments caused by the continuing decline in check usage, mid-2005 financial institution client losses due primarily to consolidations among financial institutions and lower direct mail consumer response rates. As expected, investments to execute our Small Business Services strategy negatively impacted earnings, although early returns helped generate a $10.9 million increase in Small Business Services revenue during the quarter. Partially offsetting these negative factors were increased revenue per order and increased order volume for Small Business Services as a result of our growth strategies, as well as lower amortization expense and synergies resulting from the NEBS acquisition.

        Our focus in 2006 is to continue executing the strategies we believe will drive sustained growth in Small Business Services. One key element of these strategies is the interdependency between our Small Business Services and Financial Services segments. The relationships we have with financial institutions help generate small business referrals, which we serve through our Small Business Services segment. We believe Small Business Services provides one of the most comprehensive business product offerings for small businesses. Further, we can service small businesses through many different sales channels, allowing small businesses to buy from us when, where and how they choose. Meeting the needs of small businesses in turn strengthens our ability to retain and acquire clients in our Financial Services segment as we enable them to better serve small business customers. Examples of steps we have already taken toward executing our strategies include the following:

•

Strengthened our customer acquisition pipeline by launching our Deluxe Business AdvantageSM program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our inside sales team partners with our direct sales force, which makes one-on-one contact with small businesses and financial institution branches more effective. This model is designed to align our resources in the most productive and cost effective manner. We continue to roll this program out in 2006. This requires additional investment, especially in the first half of 2006, as we expand our sales force. We expect that these investments, which are primarily in personnel, will deliver a positive return in the second half of 2006.

•

Focusing our sales team on expanding sales to new and existing customers. We have trained over 1,200 sales representatives to deliver consultative expertise and have realigned the majority of our sales and marketing channels from a siloed focus on individual brands to organizations aligned to customer segments. In addition to increasing order sizes, we are also focused on providing products to our customers that they currently purchase from other suppliers. For example, we are providing incentives to our sales team when they sell new products to existing customers, and we have implemented enhancements to the scripts used by our sales associates when interacting with customers. With the breadth of our products, we can meet many of the needs of small businesses, thereby simplifying their purchasing process and increasing our revenue.

•

Designing and piloting a tiered model for segmenting small business customers. This tiered model allows us to direct our marketing approach based on how often a customer orders, the dollar value of an average order, which order channel the customer prefers and their loyalty to our brand or brands.

        We believe that each of these initiatives contributed to a $10.9 million increase in Small Business Services revenue in the first quarter of 2006, as compared to 2005. Revenue per order increased due, in part, to our success in increasing order sizes, and order volume also increased.

        Two of our largest product groups, checks and business forms, are mature products and their use has been declining. According to our estimates, the total number of checks written in the United States has been in decline as a result of alternative payment methods, including credit cards, debit cards, automated teller machines and electronic payment systems. A 2004 Federal Reserve study reported that the check is still the largest single non-cash payment method in the United States, accounting for approximately 45% of all non-cash payments processed in 2003, down from 2000 when checks comprised approximately 60% of all non-cash payments. The Federal Reserve study also indicated that the use of consumer checks is declining faster than the use of business checks. In addition, continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products.

        Because check usage is declining and financial institutions are consolidating, we also have been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Our traditional financial institution relationships are typically formalized through supply contracts averaging three to five years in duration. As we compete to retain and acquire new financial institution business, the resulting pricing pressure combined with declining check usage in the marketplace, has reduced our revenue and profit margins. We expect this trend to continue.

        In 2005 and early 2006, we entered into contracts with several new financial institution clients and renewed contracts with many others. We expect to see the impact of most of these new clients starting in the second quarter of 2006. We also recently signed another major financial institution client, which we expect to positively impact our results of operations beginning in the fourth quarter of this year. At the same time, mid-2005 client losses from financial institution consolidations will have a negative impact on revenue in comparison to 2005, especially in the first half of the year. During 2006, we expect our share of the financial institution channel to increase over our share at the end of 2005. Order volume for our Financial Services segment increased in the first quarter of 2006, as compared to both the third and fourth quarters of 2005.

        Our Direct Checks segment and portions of our Small Business Services segment have been impacted by reduced customer response rates to direct mail advertisements. The DMA 2004 Response Rate Report published by the Direct Marketing Association and our own experience indicate that direct-to-consumer media response rates are declining across a wide variety of products and services. Additionally, we believe that the decline in our customer response rates is attributable to the decline in check usage, the gradual obsolescence of standardized forms products and an increase in financial institutions providing free checks to consumers. Moreover, with over 41 million customers who have purchased from our Direct Checks segment since its inception, fewer consumers are eligible for the lower introductory prices we offer first-time customers. Despite this, Direct Checks orders increased in the first quarter of 2006, as compared to the fourth quarter of 2005.

        We continue to focus on cost management and operational excellence. As previously announced, we intend to close two additional printing facilities by mid-2006. The application of lean principles in our manufacturing area continues to result in increased efficiencies, and we are applying these principles throughout the rest of the company. We have rescheduled to 2007 the planned installation of a new order capture system in portions of our order processing and call center operations. This new system is expected to reduce redundancy while standardizing systems and processes.

        After considering the factors previously discussed, we expect that 2006 earnings will decrease from 2005. We estimate that diluted earnings per share will be between $2.70 and $2.80 for 2006, versus $3.09 for 2005, which reflects the following key differentiators from 2005:

•

Revenue and operating income will continue to decline in Financial Services and Direct Checks due to lower prices in Financial Services, financial institution client losses in mid-2005, as well as lower check usage, and lower direct marketing response rates in Direct Checks. However, we expect our share of the financial institution channel to grow in 2006 as we begin to receive orders related to our recent client wins.

•

We expect Small Business Services to deliver mid-single digit revenue growth with additional growth in operating income from launching Deluxe Business Advantage, realizing the full impact of manufacturing and supply chain initiatives from the NEBS acquisition and leveraging the investments we are making in our sales force and call centers in the first half of 2006.

        We anticipate that operating cash flow will be between $240 million and $260 million in 2006, compared to $178 million in 2005. We expect the increase in 2006 will be due to several factors: anticipated decreases in contract acquisition payments to financial institution clients as fewer large clients are up for renewal in 2006 and we are seeking to reduce our use of up-front product discounts; lower payments for performance-based employee compensation based on our 2005 operating performance; and other positive working capital changes. We expect capital spending to be approximately $50 million in 2006.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2006	2005	Change

Revenue	$411,430	$437,320	(5.9%)

Orders	16,203	17,014	(4.8%)
Revenue per order	$25.39	$25.70	(1.2%)

        The $25.9 million decrease in revenue for the first quarter of 2006, as compared to the first quarter of 2005, was due to lower prices in our Financial Services segment and declines in volume for Financial Services and our Direct Checks segment. The volume decrease was due to the overall decline in check usage, mid-2005 client losses due to financial institution consolidations and the following factors specific to our Direct Checks segment: lower direct mail consumer response rates and lower customer retention. Partially offsetting these decreases was increased revenue per order and order volume for our Small Business Services segment as we continued to implement the growth strategies discussed earlier under Executive Overview. Revenue per order for our Direct Checks segment also increased due to a shift from the mail order channel to the internet channel, which typically results in higher revenue per order. We also benefited from price increases late in the quarter in our Small Business Services segment.

        The number of orders decreased in the first quarter of 2006, as compared to the first quarter of 2005, as the volume decreases for Financial Services and Direct Checks exceeded the positive impact of Small Business Services growth. Revenue per order also decreased in the first quarter of 2006, as compared to the first quarter of 2005, as lower prices in Financial Services more than offset the impact of favorable comparisons for Small Business Services and Direct Checks.

Consolidated Gross Margin

	Quarter Ended March 31,
(in thousands)	2006	2005	Change
Gross profit	$255,454	$285,249	(10.4)%
Gross margin	62.1%	65.2%	(3.1) pts.

        Gross margin decreased in the first quarter of 2006, as compared to the first quarter of 2005, due to lower prices in our Financial Services segment and costs related to consolidating operations as we prepare for the closing of two Small Business Services facilities in the second quarter of 2006. Additionally, Small Business Services began sourcing additional products through its distributor channel, some of which have lower margins. Offsetting these decreases was the increase in Small Business Services and Direct Checks revenue per order discussed earlier.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended March 31,
(in thousands)	2006	2005	Change
Selling, general and administrative expense	$208,101	$208,523	(0.2%)
SG&A as a percentage of revenue	50.6%	47.7%	2.9 pts.

        The nominal decrease in SG&A expense in the first quarter of 2006, as compared to the first quarter of 2005, was due to a decrease in amortization expense resulting primarily from one of our order capture software systems being fully amortized, cost synergies resulting from the NEBS acquisition and a $4.1 million decrease in advertising expense within Direct Checks and Small Business Services. Partially offsetting these decreases were the investments discussed earlier under Executive Overview related to our Small Business Services growth strategies, as well as higher commissions for Small Business Services as a result of the increased revenue.

        SG&A expense as a percentage of revenue increased in the first quarter of 2006, as compared to the first quarter of 2005, primarily due to the decline in revenue for Financial Services and Direct Checks and the Small Business Services strategy costs.

Gain on Sale of Facility

	Quarter Ended March 31,
(in thousands)	2006	2005
Gain on sale of facility	$4,948	$—

        During the first quarter of 2006, we completed the sale of our Campbell, California facility, which was closed in 2004. We currently have three additional facilities for sale, which are in various stages of the sales process. The expected selling prices for these assets exceed their carrying values.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2006	2005	Change
Interest expense	$13,848	$13,401	3.3%
Weighted-average debt outstanding	1,144,730	1,216,032	(5.9%)
Weighted-average interest rate	4.40%	4.06%	0.34 pts	.

        The increase in interest expense in the first quarter of 2006, as compared to the first quarter of 2005, was due to higher interest rates. This impact was partially offset by the lower debt level in the first quarter of 2006.

Provision for Income Taxes

	Quarter Ended March 31,
(in thousands)	2006	2005	Change
Provision for income taxes	$13,711	$24,270	(43.5%)
Effective tax rate	35.7%	37.9%	(2.2) pts.

        The decrease in our effective tax rate for the first quarter of 2006, as compared to the first quarter of 2005, was primarily due to a decrease in our state tax rate.

RESTRUCTURING ACCRUALS

        In conjunction with the acquisition of NEBS, we recorded $30.5 million of restructuring accruals for NEBS activities which we decided to exit. These accruals included $27.6 million of severance benefits, as well as $2.9 million due under noncancelable operating leases on facilities which have been or will be vacated as we consolidate operations. The severance accruals included payments due to 702 employees. This includes employees in the Tucker, Georgia printing facility, which was closed during the fourth quarter of 2004, and the Los Angeles, California and Athens, Ohio facilities, which we plan to close by mid-2006. Additionally, the accruals included employees in various functional areas throughout NEBS resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also included amounts due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminated redundancies between the two companies. Severance payments are expected to be substantially completed by the end of 2006, utilizing cash from operations and/or funds from the voluntary employee beneficiary (VEBA) trust we use to fund severance and medical benefits. As a result of these facility closings and other employee reductions, we estimate that we will realize savings of approximately $6 million in cost of goods sold and $2 million in SG&A expense in 2006, in comparison to our 2005 results of operations.

        Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

SEGMENT RESULTS

        Additional financial information regarding our business segments appears under the caption “Note 11: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Small Business Services

        This segment sells checks, forms and related products to small businesses and home offices through direct response marketing, financial institution referrals and via sales representatives, independent distributors and the internet.

	Quarter Ended March 31,
(in thousands)	2006	2005	Change
Revenue	$236,074	$225,181	4.8%
Operating income	11,789	24,999	(52.8%)
% of revenue	5.0%	11.1%	(6.1) pts.

        The increase in revenue in the first quarter of 2006, as compared to the first quartet of 2005, was due to an increase in both revenue per order and order volume resulting from the continued implementation of the growth strategies outlined in Executive Overview. The number of new customers increased, as did order size, and we benefited from a March 2006 price increase. We also began sourcing additional products through our distributor channel.

        The decrease in operating income in the first quarter of 2006, as compared to the first quarter of 2005, was due to investments related to our growth strategies, primarily the hiring and training of call center and sales personnel, an increase in the allocation of corporate costs, higher commissions related to the revenue increase and increased manufacturing costs related to facility consolidations which will occur in the second quarter of 2006. These decreases were partially offset by the impact of the revenue increase, lower advertising expense due to reduced spending and cost synergies resulting from the integration of NEBS.

        The allocation of corporate costs to the NEBS portion of Small Business Services resulted in a decrease of $6.8 million in Small Business Services operating income in the first quarter of 2006, as compared to the first quarter of 2005. As discussed under the caption “Note 11: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005 for those corporate services which the NEBS portion of the business was utilizing. As such, the NEBS portion of Small Business Services did not bear any allocation of corporate costs in the first quarter of 2005. As of January 1, 2006, the NEBS portion of the business was fully integrated into all corporate functions and thus, Small Business Services results included a full allocation of corporate costs in the first quarter of 2006.

Financial Services

        Financial Services sells personal and business checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support, fraud prevention and customer retention programs.

	Quarter Ended March 31,
(in thousands)	2006	2005	Change
Revenue	$117,006	$145,230	(19.4%)
Operating income	20,640	31,443	(34.4%)
% of revenue	17.6%	21.7%	(4.1) pts.

        The decrease in revenue in the first quarter of 2006, as compared to the first quarter of 2005, was due to lower prices, as well as a decline in volume resulting from the continuing decline in check usage and mid-2005 client losses due to financial institution consolidations. Prices were lower due to renewing contracts at lower prices, the loss of some business with higher price points, as well as the effect of winning new business at lower price levels.

        The decrease in operating income in the first quarter of 2006, as compared to the first quarter of 2005, was primarily the result of the revenue decline. This impact was partially offset by lower amortization expense related to one of our order capture software systems being fully amortized, a $4.9 million gain resulting from a facility sale and cost synergies resulting from the NEBS acquisition. Additionally, as discussed earlier, Small Business Services is now bearing a larger portion of corporate costs. This change resulted in a $4.6 million benefit to Financial Services in the first quarter of 2006, as compared to the first quarter of 2005.

Direct Checks

        Direct Checks sells checks and related products directly to consumers through direct mail and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names, as well as www.checks.com.

	Quarter Ended March 31,
(in thousands)	2006	2005	Change
Revenue	$58,350	$66,909	(12.8%)
Operating income	19,872	20,284	(2.0%)
% of revenue	34.1%	30.3%	3.8 pts

        The decrease in revenue in the first quarter of 2006, as compared to the first quarter of 2005, was due to lower order volume resulting from the continuing decline in check usage, lower consumer response rates to direct mail advertisements and lower customer retention. We believe that the decline in our customer response rates is attributable to the decline in check usage, an increase in financial institutions providing free checks to consumers, a general decline in direct marketing response rates and a lower number of eligible first-time customers. With a large base of lifetime customers, fewer consumers are eligible for the lower introductory prices we offer first-time customers. Partially offsetting the volume decline was an increase in revenue per order resulting from our efforts to shift mail orders to the internet channel, which typically results in higher revenue per order.

        The decrease in operating income in the first quarter of 2006, as compared to the first quarter of 2005, was primarily due to the revenue decline, partially offset by lower advertising costs due to the timing of spending and the elimination of lower performing direct marketing circulations. Additionally, as discussed earlier, the allocation of corporate costs to the NEBS portion of Small Business Services resulted in a $2.2 million benefit to Direct Checks in the first quarter of 2006, as compared to the first quarter of 2005.

CASH FLOWS

        As of March 31, 2006, we held cash and cash equivalents of $7.0 million. The following table shows our cash flow activity for the quarters ended March 31, 2006 and 2005, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2006	2005	Change
Continuing operations:
Net cash provided by operating activities	$72,704	$32,378	$40,326
Net cash used by investing activities	(7,350)	(12,756)	5,406
Net cash used by financing activities	(65,174)	(15,211)	(49,963)
Effect of exchange rate change on cash	13	(30)	43
Net cash provided by continuing operations	193	4,381	(4,188)
Net cash used by operating activities of discontinued operations	(35)	(3,664)	3,629
Net change in cash and cash equivalents	$158	$717	$(559)

        The $40.3 million increase in cash provided by operating activities in the first quarter of 2006, as compared to the first quarter of 2005, was due to a $30.3 million decrease in the amount we contributed to the VEBA trust, a $25.4 million decrease in employee profit sharing and pension payments related to our 2005 operating results and a $9.0 million decrease in contract acquisition payments related to new financial institution contracts. These increases were partially offset by the lower earnings discussed earlier under Consolidated Results of Operations and other working capital changes.

        Included in cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2006	2005	Change
Employee profit sharing and pension contributions	$ 14,644	$ 40,033	$ (25,389)
Contract acquisition payments	5,818	14,776	(8,958)
Income tax payments	4,784	7,090	(2,306)
Interest payments	4,274	3,957	317
Voluntary employee beneficiary trust contributions	3,657	33,966	(30,309)
Severance payments	1,201	4,711	(3,510)

        Cash used by investing activities in the first quarter of 2006 was $5.4 million lower than the first quarter of 2005, primarily due to cash proceeds of $6.0 million from the sale of a facility. Cash used by financing activities in the first quarter of 2006 was $50.0 million higher than the first quarter of 2005 due primarily to increased payments on short-term debt, as we continue our focus on reducing our debt. Net cash used by discontinued operations in the first quarter of 2006 was $3.6 million lower than the first quarter of 2005, due to the sale of NEBS apparel business in the third quarter of 2005. The sale of this business will not have a material effect on our cash flows or capital resources.

        Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31
(in thousands)	2006	2005	Change
Proceeds from shares issued under employee plans	$6,442	$7,332	$(890)
Proceeds from sale of facility	6,023	—	6,023

        Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2006	2005	Change
Net payments on short-term debt	$48,876	$5,151	$43,725
Cash dividends paid to shareholders	20,558	20,269	289
Purchases of capital assets	13,098	12,089	1,009

        Although cash provided by operating activities of $178.3 million for full year 2005 decreased from $307.6 million in 2004, we anticipate that cash provided by operating activities will increase significantly in 2006, as compared to 2005, due to anticipated decreases in contract acquisition payments to financial institution clients, lower performance-based employee compensation and other positive working capital changes. We believe future cash flows provided by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the foreseeable future.

CAPITAL RESOURCES

        Our total debt was $1,117.4 million as of March 31, 2006, a decrease of $49.1 million from December 31, 2005. Our equity market capitalization was $1.3 billion as of March 31, 2006, based on the closing stock price of $26.17 and 51.3 million basic shares outstanding, down from $1.5 billion as of December 31, 2005.

Capital Structure

(in thousands)	March 31, 2006	December 31, 2005	Change
Amounts drawn on credit facilities	$117,000	$—	$117,000
Commercial paper	46,470	212,346	(165,876)
Current portion of long-term debt	51,419	51,359	60
Long-term debt	902,502	902,805	(303)
Total debt	1,117,391	1,166,510	(49,119)
Shareholders’ deficit	(71,428)	(82,026)	10,598
Total capital	$1,045,963	$1,084,484	$(38,521)

        We are in a shareholders’ deficit position due to the required accounting treatment for share repurchases. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.9 million shares remain available for purchase under this authorization. We have not repurchased any shares since the second quarter of 2004, and we expect our shareholders’ deficit to continue to decrease in future periods, absent additional share repurchase activity.

Debt Structure

	March 31, 2006		December 31, 2005
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$948,106	4.4%	$948,026	4.4%	$80
Floating interest rate	163,470	5.2%	212,346	4.4%	(48,876)
Capital leases	5,815	10.4%	6,138	10.4%	(323)
Total debt	$1,117,391	4.6%	$1,166,510	4.4%	$(49,119)

        Further information concerning our outstanding debt can be found under the caption “Note 9: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. We may, from time to time, consider retiring outstanding debt through cash purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges, if any, would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

        During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the debt we issued in 2004. The termination of the lock agreements in September 2004 yielded a deferred pre-tax loss of $23.6 million. During 2002, we entered into two forward rate lock agreements to effectively hedge, or lock-in, the annual interest rate on a portion of the debt we issued in 2002. The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4.0 million. These losses are reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and are being amortized ratably to our statements of income as increases to interest expense over the terms of the related debt.

        We currently have a $500.0 million commercial paper program in place which is supported by two committed lines of credit. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes (EBIT) to interest expense of 3.0 times, as well as limits on levels of subsidiary indebtedness. We were in compliance with all debt covenants as of March 31, 2006, and we expect to remain in compliance with all debt covenants throughout the next year.

        As of March 31, 2006, $336.5 million was available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows:

(in thousands)	Total available	Expiration date	Commitment fee
Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%
Total committed lines of credit	500,000
Amounts drawn on credit facilities	(117,000)
Commercial paper outstanding	(46,470)
Net available for borrowing as of March 31, 2006	$336,530

        Our Canadian subsidiary also has a $4.3 million ($5.0 million Canadian) committed line of credit available for borrowing. No amounts were drawn on this line of credit during the first quarter of 2006, and no amounts were outstanding under this line as of March 31, 2006 or December 31, 2005.

        In January 2006, Moody’s Investors Service downgraded our long-term debt rating to Baa3 from Baa1 and downgraded our short-term debt rating to Prime-3 from Prime-2. Additionally, they have placed a negative outlook on our ratings. Moody’s indicated that the downgrades resulted from increased business risk and deterioration in our revenue base due to volume declines and intensifying pricing pressure. Moody’s also indicated that they recognize our plans to offset these pressures by growing our Small Business Services segment, but they perceive execution risk in an unproven business model.

        Also in January 2006, Standard and Poor’s credit rating agency (S&P) lowered our long-term debt rating to BBB- from BBB+ and our short-term debt rating to A-3 from A-2. They also placed a negative outlook on our ratings. S&P indicated that the downgrades reflect greater than expected declines in check pricing and volumes due to heightened competitive pressures. However, S&P did indicate that the ratings reflect our leading market position, good margins and adequate cash flow generation.

        Despite the downgrades in our credit ratings, we intend to issue commercial paper as long as the market is available to us. To the extent the commercial paper market is not available as it has been periodically throughout the first quarter of 2006, we will utilize our $500.0 million committed lines of credit or issue term debt, depending on which alternative is most economical. Our credit facilities do not have covenants or events of default tied to our credit ratings.

OTHER CHANGES IN FINANCIAL CONDITION

        Other non-current assets include contract acquisition costs of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the first quarters of 2006 and 2005 were as follows:

	Quarter Ended March 31,
(in thousands)	2006	2005

Balance, beginning of year	$93,664	$83,825
Additions(1)	13,261	61,458
Amortization	(8,891)	(8,326)

Balance, end of period	$98,034	$136,957

(1)    Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $5.8 million for the quarter ended March 31, 2006 and $14.8 million for the quarter ended March 31, 2005.

        The number of checks being written has been in decline since the mid-1990‘s, which has contributed to increased competitive pressure when attempting to retain or obtain clients. In recent years, both the number of financial institution clients requesting contract acquisition payments and the amount of the payments has increased. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract.

        Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $10.5 million as of March 31, 2006 and $3.9 million as of December 31, 2005. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $7.5 million as of March 31, 2006 and $6.7 million as of December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

        It is not our general business practice to enter into off-balance sheet arrangements nor to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any potential liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in our annual report on Form 10-K for the year ended December 31, 2005.

        We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

        A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes in these obligations during the quarter ended March 31, 2006.

RELATED PARTY TRANSACTIONS

        We entered into no related party transactions during the quarter ended March 31, 2006 or during 2005.

CRITICAL ACCOUNTING POLICIES

        A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes to these accounting policies during the quarter ended March 31, 2006.

NEW ACCOUNTING PRONOUNCEMENT

        On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified prospective application method. Prior to this, we were applying the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in our accounting for employee share-based compensation awards. We adopted SFAS No. 123 on January 1, 2004, using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under this method, the results of operations presented for 2005 reflect compensation expense for all employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2004. Upon the adoption of SFAS No. 123(R), we continue to recognize compensation expense for all of our employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2006. As such, the adoption of SFAS No. 123(R) does not result in a significant change in the compensation expense we recognize in our statements of income, as compared to the expense we recognized in 2005 under SFAS No. 123. The adoption of SFAS No. 123(R) had the following impacts on our consolidated financial statements:

•

Effective January 1, 2006, a portion of our restricted stock unit awards have been reclassified from shareholders’ deficit to accrued liabilities in our consolidated balance sheet. Certain of these awards may be settled in cash if an employee voluntarily chooses to leave the company. Under the provisions of SFAS No. 123(R), these awards must be classified as liabilities in the consolidated balance sheet and must be re-measured at fair value as of each balance sheet date. The amount reclassified as of January 1, 2006 totalled $1.9 million, which approximated the fair value of these awards on their grant dates. The re-measurement of these awards as of March 31, 2006, including the effect of the change in accounting principle, resulted in a decrease in SG&A expense of $0.6 million for the quarter ended March 31, 2006. The cumulative effect of the change in accounting principle was not presented separately in the statement of income, as it was not material.

•

We modified our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the option’s normal vesting period. Previously, we recognized expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retired with qualified retiree status. Upon adoption of SFAS No. 123(R), we are now required to recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable award agreement. This change is applied only to new awards granted after January 1, 2006. If we had applied this expense recognition methodology to awards granted prior to January 1, 2006, it would have decreased compensation expense by $0.3 million for the quarter ended March 31, 2006 and increased compensation expense by $0.4 million for the quarter ended March 31, 2005. The terms of awards granted subsequent to January 1, 2006 require that the compensation committee of our board of directors determine on an individual basis whether an employee is a qualified retiree upon their termination of employment with the company. As such, we do not accelerate the recognition of expense on these awards until the compensation committee makes this determination.

•

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an alternative method for calculating the net excess tax benefits available to absorb tax deficiencies as required under SFAS No. 123(R). We have elected to utilize the transition method outlined in this FSP in accounting for the income tax consequences of employee share-based compensation awards. Upon the adoption of SFAS No. 123(R), we had a positive income tax windfall pool. For purposes of calculating assumed proceeds under the treasury stock method when determining the denominator for the earnings per share calculation, we exclude the impact of pro forma deferred taxes.

•

SFAS No. 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, we reported these amounts as a component of cash flows from operating activities. For the quarter ended March 31, 2005, $1.3 million was included in cash provided by operating activities of continuing operations for the tax benefit of employee share-based awards.

        The adoption of SFAS No. 123(R) had the following dollar impacts on our consolidated financial statements for the quarter ended March 31, 2006:

(in thousands, except per share amount)	Increase/(decrease)

Income before income taxes	$643
Income from continuing operations	413
Net income	413
Earnings per share – basic	0.01
Earnings per share – diluted	—
Cash provided by operating activities of continuing operations	(775)
Cash used by financing activities	775

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

        We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be wrong. The material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and are incorporated into this report as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first quarter of 2006, we used our committed credit facilities and commercial paper to fund working capital requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2006, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted- average interest rate

Long-term notes maturing October 2007	$324,899	$312,813	3.50%
Long-term notes maturing December 2012	298,730	262,353	5.00%
Long-term notes maturing October 2014	274,477	231,000	5.13%
Amounts drawn on credit facilities	117,000	117,000	5.23%
Long-term notes maturing September 2006	50,000	49,106	2.75%
Commercial paper	46,470	46,470	5.00%
Capital lease obligations maturing through September 2009	5,815	5,815	10.41%

Total debt	$1,117,391	$1,024,557	4.55%

(1)    Based on quoted market rates as of March 31, 2006, except for capital lease obligations which are shown at carrying value.

        Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.5 million for the first quarter of 2006 and $0.6 million for the first quarter of 2005.

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

        (b)    Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2006, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.   Legal Proceedings.

        We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.   Risk Factors.

        Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

        In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.9 million shares remain available for purchase under this authorization. During the first quarter of 2006, we did not purchase any of our own equity securities under this authorization, and we have not completed any such purchases since the second quarter of 2004. We do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on reducing our outstanding debt. However, we have not terminated this authorization, and we may purchase additional shares under this authorization in the future.

        While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2006, we withheld 20,661 shares in conjunction with employee stock option exercises and the vesting of restricted stock and restricted stock units.

Item 6.   Exhibits.

Exhibit Number	Description	Method of Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)	*

4.1	Amended and Restated Rights Agreement, dated as of January 31, 1997, by and between us and Norwest Bank Minnesota, National Association, as Rights Agent, which includes as Exhibit A thereto, the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 on Form 8-A/A-1 (File No. 001-07945) filed with the Commission on February 7, 1997)	*

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, entered into as of January 21, 2000, between us and Norwest Bank Minnesota, National Association as Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

Exhibit Number	Description	Method of Filing

4.3	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)	*

4.4	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.5	Form of Officer’s Certificate and Company Order authorizing the 2007 Notes, series B (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Specimen of 3½% senior notes due 2007, series B (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.7	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.8	Specimen of 5 1/8% senior notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

10.1	Employment Agreement, dated as of April 10, 2006, between us and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)	*

12.1	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

___________________
*  Incorporated by reference

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: April 27, 2006	/s/ Ronald E. Eilers

Ronald E. Eilers President and Chief Executive Officer (Principal Executive Officer)
Date: April 27, 2006	/s/ Douglas J. Treff

Douglas J. Treff Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 27, 2006	/s/ Terry D. Peterson

Terry D. Peterson Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002