Form 10-Q
period 2006-06-30
DELUXE CORP
filed 2006-08-03
CIK 27996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 25, 2006 was 51,414,427.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

DELUXE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$8,592	$6,867
Trade accounts receivable (net of allowances for uncollectible accounts of $7,964 and $7,903, respectively)	93,277	105,238
Inventories and supplies	40,679	41,028
Deferred income taxes	16,631	17,978
Other current assets	35,339	42,827
Total current assets	194,518	213,938
Long-Term Investments	49,794	48,668
Property, Plant, and Equipment (net of accumulated depreciation of $312,372 and $306,160, respectively)	145,446	152,968
Assets Held for Sale	4,590	5,665
Intangibles (net of accumulated amortization of $311,638 and $285,350, respectively)	195,130	258,004
Goodwill	581,160	581,123
Non-Current Assets of Discontinued Operations	—	2,256
Other Non-Current Assets	159,366	163,253
Total assets	$1,330,004	$1,425,875

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$69,182	$88,178
Accrued liabilities	140,326	139,202
Short-term debt	168,230	212,346
Long-term debt due within one year	51,475	51,359
Total current liabilities	429,213	491,085
Long-Term Debt	902,190	902,805
Deferred Income Taxes	46,759	68,707
Other Non-Current Liabilities	41,707	45,304
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2006 – 51,415; 2005 – 50,735)	51,415	50,735
Additional paid-in capital	46,297	37,864
Accumulated deficit	(178,274)	(159,401)
Accumulated other comprehensive loss	(9,303)	(11,224)
Total shareholders’ deficit	(89,865)	(82,026)
Total liabilities and shareholders’ deficit	$1,330,004	$1,425,875

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$402,959	$434,476	$814,390	$871,796
Cost of goods sold	151,668	150,773	307,644	302,844
Gross Profit	251,291	283,703	506,746	568,952

Selling, general and administrative expense	196,783	202,371	404,885	410,894
Asset impairment loss	44,698	—	44,698	—
Gain on facility sales	—	(427)	(4,948)	(427)
Operating Income	9,810	81,759	62,111	158,485

Interest expense	(14,741)	(14,574)	(28,589)	(27,974)
Other (expense) income	(10)	177	(106)	889
(Loss) Income Before Income Taxes	(4,941)	67,362	33,416	131,400

Income tax (benefit) provision	(2,199)	25,399	11,512	49,669
(Loss) Income From Continuing Operations	(2,742)	41,963	21,904	81,731

Discontinued Operations:
Net income (loss) before income taxes	533	166	564	(449)
Income tax (expense) benefit	(158)	(73)	(168)	146
Net Income (Loss) from Discontinued Operations	375	93	396	(303)

Net (Loss) Income	$(2,367)	$42,056	$22,300	$81,428

Basic (Loss) Earnings per Share:
(Loss) income from continuing operations	$(0.05)	$0.83	$0.43	$1.62
Income (loss) from discontinued operations	0.01	—	0.01	(0.01)
Basic (loss) earnings per share	(0.05)	0.83	0.44	1.61

Diluted (Loss) Earnings per Share:
(Loss) income from continuing operations	$(0.06)	$0.82	$0.42	$1.61
Income (loss) from discontinued operations	0.01	—	0.01	(0.01)
Diluted (loss) earnings per share	(0.05)	0.83	0.42	1.60

Cash Dividends per Share	$0.40	$0.40	$0.80	$0.80

Total Comprehensive (Loss) Income	$(802)	$42,108	$24,221	$81,810

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

		Six Months Ended June 30,
		2006	2005
	Cash Flows from Operating Activities:
	Net income	$22,300	$81,428
	Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
	Net (income) loss from discontinued operations	(396)	303
	Depreciation	13,609	14,213
	Amortization of intangibles	32,868	45,941
	Asset impairment loss	44,698	—
	Amortization of contract acquisition costs	18,538	16,750
	Employee share-based compensation expense	2,925	4,825
	Deferred income taxes	(20,549)	1,281
	Gain on facility sales	(4,948)	(427)
	Other non-cash items, net	4,040	8,663
	Changes in assets and liabilities, net of effect of discontinued operations:
	Trade accounts receivable	7,836	9,211
	Inventories and supplies	443	(771)
	Other current assets	7,939	(19,299)
	Contract acquisition payments	(12,960)	(63,506)
	Other non-current assets	(912)	9,796
	Accounts payable	(10,051)	(2,627)
	Accrued and other non-current liabilities	(4,250)	(56,719)
	Net cash provided by operating activities of continuing operations	101,130	49,062

	Cash Flows from Investing Activities:
	Purchases of capital assets	(28,243)	(26,230)
	Proceeds from facility sales	6,023	1,733
	Other	(781)	18
	Net cash used by investing activities of continuing operations	(23,001)	(24,479)

	Cash Flows from Financing Activities:
	Net (payments) borrowings on short-term debt	(44,116)	27,313
	Payments on long-term debt	(658)	(690)
	Change in book overdrafts	(1,921)	(521)
	Proceeds from issuing shares under employee plans	7,435	8,404
	Excess tax benefit from share-based employee awards	980	—
	Cash dividends paid to shareholders	(41,173)	(40,575)
	Net cash used by financing activities	(79,453)	(6,069)

	Effect of Exchange Rate Change on Cash	55	(237)
	Cash Provided (Used) by Operating Activities of Discontinued Operations	23	(704)
	Cash Provided by Investing Activities of Discontinued Operations – Net Proceeds from Facility Sale	2,971	—

	Net Change in Cash and Cash Equivalents	1,725	17,573
Cash and Cash Equivalents:	Beginning of Period	6,867	15,492
	End of Period	$8,592	$33,065

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Consolidated financial statements

The consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the quarters and six months ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited. The consolidated balance sheet as of December 31, 2005 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and therefore, do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2: New accounting pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified prospective method. Prior to this, we were applying the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in our accounting for employee share-based compensation awards. We adopted SFAS No. 123 on January 1, 2004, using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under this method, the results of operations presented for 2005 reflect compensation expense for all employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2004. Upon the adoption of SFAS No. 123(R), we continue to recognize compensation expense for all of our employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2006. As such, the adoption of SFAS No. 123(R) does not result in a significant change in the compensation expense we recognize in our statements of operations, as compared to the expense we recognized in 2005 under SFAS No. 123. The adoption of SFAS No. 123(R) had the following impacts on our consolidated financial statements:

•

Effective January 1, 2006, a portion of our restricted stock unit awards have been reclassified from shareholders’ deficit to accrued liabilities in our consolidated balance sheet. Certain of these awards may be settled in cash if an employee voluntarily chooses to leave the company. Under the provisions of SFAS No. 123(R), these awards must be classified as liabilities in the consolidated balance sheet and must be re-measured at fair value as of each balance sheet date. The amount reclassified as of January 1, 2006 totalled $1.9 million, which approximated the fair value of these awards on their grant dates. The re-measurement of these awards as of June 30, 2006 resulted in a decrease in selling, general and administrative (SG&A) expense of $0.3 million for the quarter ended June 30, 2006. For the six months ended June 30, 2006, the re-measurement of these awards, including the effect of the change in accounting principle, resulted in a $1.0 million decrease in SG&A expense. The cumulative effect of the change in accounting principle was not presented separately in the consolidated statements of operations, as it was not material.

•

We modified our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the options’ normal vesting period. Previously, we recognized expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retired with qualified retiree status. Upon adoption of SFAS No. 123(R), we are now required to recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable award agreement. This change is applied only to new awards granted after January 1, 2006. If we had applied this expense recognition methodology to awards granted prior to January 1, 2006, it would have reduced compensation expense by $0.1 million for the quarter ended June 30, 2006 and $0.4 million for the six months ended June 30, 2006. This methodology would have increased compensation expense by $0.1 million for the quarter ended June 30, 2005 and $0.5 million for the six months ended June 30, 2005. The terms of awards granted subsequent to January 1, 2006 require that the compensation committee of our board of directors determine on an individual basis whether an employee is a qualified retiree upon their termination of employment with the company. As such, we do not accelerate the recognition of expense on these awards until the compensation committee makes this determination.

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

•

SFAS No. 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, we reported these amounts as a component of cash flows from operating activities. For the six months ended June 30, 2005, $1.5 million was included in cash provided by operating activities of continuing operations for the excess tax benefit of employee share-based awards.

The adoption of SFAS No. 123(R) reduced compensation expense for both the quarter and the six months ended June 30, 2006, and as such, had the following dollar impacts on our consolidated financial statements:

(in thousands, except per share amounts)	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
(Loss) income before income taxes	$328	$971
(Loss) income from continuing operations	182	595
Net (loss) income	182	595
Earnings per share – basic	—	0.01
Earnings per share – diluted	—	—
Cash provided by operating activities of continuing operations	(205)	(980)
Cash used by financing activities	205	980

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The new standard is effective for us on January 1, 2007. We are currently in the process of analyzing the impact of this new standard on our consolidated financial statements.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (EITF) regarding EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). This guidance requires that companies disclose their accounting policy related to sales tax and other similar taxes. We report these taxes on a net basis, excluding them from revenue.

Note 3: Supplementary balance sheet and cash flow information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2006	December 31, 2005
Raw materials	$7,376	$7,954
Semi-finished goods	13,648	13,957
Finished goods	10,347	9,698
Total inventories	31,371	31,609
Supplies, primarily production	9,308	9,419
Inventories and supplies	$40,679	$41,028

Other current assets – Other current assets were comprised of the following:

(in thousands)	June 30, 2006	December 31, 2005
Cash held for customers	$16,861	$12,746
Prepayment to voluntary employee beneficiary association (VEBA) trust	7,862	19,394
Other	10,616	10,687
Other current assets	$35,339	$42,827

We maintain a VEBA trust to fund employee and retiree medical costs, as well as severance benefits. Historically, we made the majority of our contributions to this trust in the first quarter of the year and would fund our obligations from the trust assets throughout the year. During 2006, we decided to change this practice and fund the VEBA trust throughout the year because the tax benefit from pre-funding the trust no longer exceeds the interest cost associated with the pre-funding. During the six months ended June 30, 2006 and 2005, we contributed $11.8 million and $36.5 million, respectively, to the trust.

Assets held for sale – Assets held for sale as of June 30, 2006 included two Financial Services check printing facilities which we closed during 2004, as well as one Small Business Services facility which was closed prior to our acquisition of New England Business Service, Inc. (NEBS) in June 2004. We continue to actively market these properties, which are in various stages of the sales process. The expected selling prices for these assets exceed their carrying values. These assets were also held for sale as of December 31, 2005, as was one additional Financial Services facility which we sold in March 2006, resulting in a $4.9 million gain.

Intangibles – Intangibles were comprised of the following:

	June 30, 2006			December 31, 2005
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software(1)	268,120	(225,898)	42,222	304,793	(218,024)	86,769
Customer lists	110,429	(60,821)	49,608	110,164	(48,177)	61,987
Distributor contracts	30,900	(12,149)	18,751	30,900	(9,402)	21,498
Trade names	30,304	(9,800)	20,504	30,248	(7,258)	22,990
Other	7,615	(2,970)	4,645	7,849	(2,489)	5,360
Amortizable intangibles	447,368	(311,638)	135,730	483,954	(285,350)	198,604

Intangibles	$506,768	$(311,638)	$195,130	$543,354	$(285,350)	$258,004

(1) During the quarter ended June 30, 2006, we recorded an asset impairment loss of $44,698 related to internal-use software (see Note 6).

Total amortization of intangibles for continuing operations was $16.2 million for the quarter ended June 30, 2006 and $22.4 million for the quarter ended June 30, 2005. Amortization of intangibles was $32.9 million for the six months ended June 30, 2006 and $45.9 million for the six months ended June 30, 2005. Based on the intangibles in service as of June 30, 2006, estimated future amortization expense is as follows:

(in thousands)
Remainder of 2006	$25,174
2007	40,130
2008	29,183
2009	16,752
2010	7,081

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2006	December 31, 2005
Contract acquisition costs (net of accumulated amortization of $87,987 and $74,600, respectively)	$88,487	$93,664
Prepaid post-retirement asset	28,880	26,051
Deferred advertising costs	25,209	27,017
Other	16,790	16,521
Other non-current assets	$159,366	$163,253

Changes in contract acquisition costs during the first six months of 2006 and 2005 were as follows:

	Six Months Ended June 30,
(in thousands)	2006	2005
Balance, beginning of year	$93,664	$83,825
Additions(1)	13,361	43,791
Amortization	(18,538)	(16,750)
Refunds from contract terminations	—	(5,607)
Balance, end of period	$88,487	$105,259

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $12,960 for the six months ended June 30, 2006 and $63,506 for the six months ended June 30, 2005.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2006	December 31, 2005
Accrued wages, including vacation	$24,776	$16,533
Customer rebates	21,466	16,931
Cash held for customers	16,861	12,746
Employee profit sharing and pension	16,325	19,917
Income taxes	11,850	20,347
Contract acquisition payments due within one year	3,508	3,865
Restructuring due within one year (see Note 7)	2,253	5,442
Other	43,287	43,421
Accrued liabilities	$140,326	$139,202

Non-cash transactions – As of June 30, 2006, we had accounts payable of $1.4 million related to capital asset purchases. As of December 31, 2005, this amount was $8.5 million. These amounts are included in property, plant and equipment and intangibles in our consolidated balance sheets because we received the assets as of the balance sheet dates.

Note 4: (Loss) earnings per share

The following table reflects the calculation of basic and diluted (loss) earnings per share from continuing operations. During each period, certain options were excluded from the calculation of diluted (loss) earnings per share because their effect would have been antidilutive.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
(Loss) earnings per share – basic:
(Loss) income from continuing operations	$(2,742)	$41,963	$21,904	$81,731
Weighted-average shares outstanding	50,976	50,573	50,889	50,478
(Loss) earnings per share – basic	$(0.05)	$0.83	$0.43	$1.62

(Loss) earnings per share – diluted:
(Loss) income from continuing operations	$(2,742)	$41,963	$21,904	$81,731
Re-measurement of share-based awards classified as liabilities	(182)	—	(595)	—
(Loss) income available to common shareholders	$(2,924)	$41,963	$21,309	$81,731

Weighted-average shares outstanding	50,976	50,573	50,889	50,478
Dilutive impact of options	—	366	240	346
Shares contingently issuable	—	28	—	21
Weighted-average shares and potential dilutive shares outstanding	50,976	50,967	51,129	50,845

(Loss) earnings per share – diluted	$(0.06)	$0.82	$0.42	$1.61

Antidilutive options excluded from calculation (weighted-average amount for six month periods)	3,281	1,418	3,089	1,856

(Loss) earnings per share amounts for continuing operations, discontinued operations and net (loss) income, as presented in the consolidated statements of operations, are calculated individually and may not sum due to rounding differences.

Note 5: Discontinued operations

In December 2004, we sold NEBS European operations, with the exception of one facility. The rental income and expenses of this facility are reported as discontinued operations in our consolidated statements of operations for the quarters and six months ended June 30, 2006 and 2005. The facility in Europe was sold during the second quarter of 2006, resulting in a pre-tax gain of $0.5 million. The results of discontinued operations in 2005 also included NEBS apparel business which we sold in the third quarter of 2005.

Revenue and income (loss) from discontinued operations for the quarters and six months ended June 30, 2006 and 2005 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenue	$15	$13,415	$49	$24,428

(Loss) income from operations	$(10)	$166	$21	$(449)
Gain on disposal	543	—	543	—
Income tax (expense) benefit	(158)	(73)	(168)	146
Net income (loss) from discontinued operations	$375	$93	$396	$(303)

Note 6: Asset impairment loss

During the second quarter of 2006, we determined that a software project intended to replace major portions of our existing order capture, billing and pricing systems would not meet our future business requirements in a cost-effective manner. Therefore, we made the decision to abandon the project. Accordingly, during the quarter ended June 30, 2006, we wrote down the carrying value of the related internal-use software to zero. This resulted in an asset impairment loss of $44.7 million. Of this amount, $26.4 million was in the Financial Services segment and $18.3 million was in the Small Business Services segment.

Note 7: Restructuring accruals

Restructuring accruals of $3.9 million as of June 30, 2006 and $6.5 million as of December 31, 2005 are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have or will be vacating. The severance accruals primarily relate to two Small Business Services facilities which were closed during the second quarter of 2006. We expect the employee severance payments to be substantially completed by the end of 2006, utilizing cash from operations and/or funds from the VEBA trust. The remaining payments due under the operating lease obligations will be paid through 2008, utilizing cash from operations. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.

As of June 30, 2006, our restructuring accruals consisted of the following:

	Employee severance		Operating lease obligations
(in thousands)	Small Business Services	Direct Checks	Small Business Services	Total
Balance, December 31, 2005	$3,835	$10	$2,698	$6,543
Restructuring charges	390	—	—	390
Payments	(2,801)	(10)	(229)	(3,040)
Balance, June 30, 2006	$1,424	$—	$2,469	$3,893

Cumulative amounts for current initiatives:
Restructuring charges	$27,713	$2,582	$2,871	$33,166
Restructuring reversals	(572)	(98)	—	(670)
Payments	(25,717)	(2,484)	(402)	(28,603)
Balance, June 30, 2006	$1,424	$—	$2,469	$3,893

Note 8: Share-based compensation plans

Our employee share-based compensation plans consist of our employee stock purchase plan and our stock incentive plan. Under our stock incentive plan, we currently have non-qualified stock options, restricted stock units, restricted shares and performance share awards outstanding. There are 8.5 million shares of common stock reserved for issuance under the stock incentive plan, with 3.5 million of these shares remaining available for issuance as of June 30, 2006. The following amounts were recognized in our consolidated statements of operations for share-based compensation plans:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Compensation expense:
Stock options	$738	$761	$1,444	$1,983
Restricted shares and restricted stock units(1)	724	1,149	988	2,140
Employee stock purchase plan	223	153	493	345
Performance share awards	—	357	—	357
Total share-based compensation expense	$1,685	$2,420	$2,925	$4,825
Income tax benefit	$750	$912	$1,193	$1,823

(1) Includes a reduction in compensation expense of $328 for the quarter ended June 30, 2006 and $971 for the six months ended June 30, 2006 related to the re-measurement of awards classified as liabilities (see Note 2).

As of June 30, 2006, the total compensation expense for nonvested awards not yet recognized in our statements of operations was $12.7 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.1 years.

Non-qualified stock options – All options allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to seven years following the date of grant. In the case of qualified retirement, death, disability or involuntary termination without cause, options vest immediately and the period over which the options can be exercised is shortened. Employees forfeit unvested options when they voluntarily terminate their employment with the company, and they have up to three months to exercise vested options before they are cancelled. In the case of involuntary termination with cause, the entire unexercised portion of the award is cancelled. All options vest immediately upon a change of control, as defined in the award agreement. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods. The following weighted-average assumptions were used in determining the fair value of stock options granted during the six months ended June 30, 2006 and 2005, under the Black-Scholes model:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate (%)	4.6	3.9
Dividend yield (%)	4.2	3.9
Expected volatility (%)	22.1	20.5
Option life (years)	4.7	5.7

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock. We utilize historical option exercise and employee termination data to estimate the option life.

Information regarding our outstanding stock options for the six months ended June 30, 2006 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual term (years)
Outstanding at December 31, 2005	2,960,385	$38.46
Granted	795,700	25.83
Exercised	(295,485)	19.19
Forfeited or expired	(179,467)	36.10
Outstanding at June 30, 2006	3,281,133	37.24	$28	3.9

Exercisable at June 30, 2006	2,377,541	40.56	28	2.9

The weighted-average grant-date fair value of options granted was $3.80 for the quarter ended June 30, 2006 and $4.17 for the six months ended June 30, 2006. The weighted-average grant-date fair value of options granted was $6.13 for the quarter and six months ended June 30, 2005. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $0.4 million for the quarter ended June 30, 2006, $0.2 million for the quarter ended June 30, 2005, $2.1 million for the six months ended June 30, 2006 and $4.0 million for the six months ended June 30, 2005.

Restricted stock units – Certain employees have the option to receive a portion of their bonus payment in the form of restricted stock units. When employees elect this payment method, we provide an additional matching amount of restricted stock units equal to one-half of the restricted stock units earned under the bonus plan. These awards vest two years from the date of grant. In the case of approved retirement, death, disability or change of control, the units vest immediately. In the case of involuntary termination without cause or voluntary termination, employees receive a cash payment for the units earned under the bonus plan, but forfeit the company-provided matching amount. The fair value of these awards is determined on the date of grant based on the market value of our common stock. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period. Because the bonus portion of these awards may be settled in cash upon voluntary termination of employment, this portion of the awards is included in accrued liabilities in our consolidated balance sheet as of June 30, 2006, and is re-measured at each reporting period based on the current market value of our common stock. The company-provided match portion of the awards is never settled in cash. As such, this portion of the awards is recorded in equity at the grant date fair value and is not re-measured each reporting period.

In addition to awards granted to employees, non-employee members of our board of directors can elect to receive all or a portion of their fees in the form of restricted stock units. Directors are issued shares in exchange for the units upon the earlier of the tenth anniversary of February 1st of the year following the year in which the non-employee director ceases to serve on the board or such other objectively determinable date pre-elected by the director. The fair value of these awards is based on the market value of our common stock on the date of grant. Compensation expense is recognized immediately, as the awards are for past services.

Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our outstanding restricted stock units for the six months ended June 30, 2006 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual term (years)
Outstanding at December 31, 2005	126,101	$35.68
Granted	8,462	24.04
Forfeited	(31,937)	35.44
Outstanding at June 30, 2006	102,626	34.87	$1,794	8.4

Of the awards presented here, 41,216 restricted stock units are classified as liabilities in our consolidated balance sheet as of June 30, 2006 at a value of $0.7 million. As of June 30, 2006, these units had a fair value of $17.48 per unit and a weighted-average remaining contractual term of 0.6 year.

The weighted-average grant-date fair value of restricted stock units granted was $21.34 for the quarter ended June 30, 2006, $40.66 for the quarter ended June 30, 2005, $24.04 for the six months ended June 30, 2006 and $35.58 for the six months ended June 30, 2005. No restricted stock units were converted during the six months ended June 30, 2006 or during the quarter ended June 30, 2005. The total intrinsic value of restricted stock units converted during the six months ended June 30, 2005 was $0.6 million. During each of the six month periods ended June 30, 2006 and June 30, 2005, we paid $0.1 million in cash to settle share-based liabilities.

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

Information regarding our unvested restricted shares for the six months ended June 30, 2006 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2005	82,883	$40.70
Granted	374,675	25.81
Vested	(6,545)	42.21
Forfeited	(50,294)	29.20
Nonvested at June 30, 2006	400,719	28.19

The total fair value of restricted shares vesting was $0.3 million for the quarter ended June 30 2006, $0.3 million for the six months ended June 30, 2006, and $12,000 for the six months ended June 30, 2005. No restricted shares vested during the quarter ended June 30, 2005.

Performance shares – Under these awards, the level of shares earned is contingent upon attaining specific performance targets over a three-year period. In the case of qualified retirement, death, disability or involuntary termination without cause on or after the one-year anniversary of the beginning of the performance period, a pro-rata portion of the award will be granted after the expiration of the performance period if an award is earned. In the case of voluntary termination of employment or termination of employment for any reason prior to the one-year anniversary of the beginning of the performance period, no award will be granted. If there is a change in control, a pro-rata portion of the award will be paid based on performance up to the date of the change in control, based on the assumption that the performance goals have been achieved at target level. Compensation expense is recognized over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients. These plans were first utilized in 2004. As such, no awards have been earned under these plans, and we currently estimate that no such awards will be earned.

Employee stock purchase plan – Under our employee stock purchase plan, eligible employees may purchase Deluxe common stock at 85% of the lower of its fair market value at the beginning or end of each six-month purchase period. During the six months ended June 30, 2006, 76,432 shares were issued under this plan at a price of $22.76. During the six months ended June 30, 2005, 46,917 shares were issued at a price of $32.53. We utilize the Black-Scholes option pricing model to calculate the fair value of these awards. This fair value plus the 15% discount amount are recognized as compensation expense over the six-month purchase period.

In June 2006, our board of directors approved an amendment to the provision of our employee stock purchase plan under which the purchase price was based on the lower of the stock’s fair market value at the beginning or end of the six-month purchase period. Under the revised plan effective August 1, 2006, employees will pay 85% of the stock’s fair market value on the date of purchase. This change will not have a material impact on share-based compensation expense.

Note 9: Pension and post-retirement benefits

We have historically provided certain health care benefits for a large number of retired employees. In addition to our post-retirement benefit plan, we also have supplemental executive retirement plans (SERP) in the United States and Canada and a pension plan which covers certain Canadian employees. These three pension plans were acquired as part of the acquisition of NEBS in June 2004.

Our pension and post-retirement benefit expense for the quarters ended June 30, 2006 and 2005 consisted of the following components:

	Post-retirement benefit plan		Pension plans
(in thousands)	2006	2005	2006	2005
Service cost	$268	$195	$87	$68
Interest cost	1,890	1,729	119	137
Expected return on plan assets	(1,905)	(1,674)	(76)	(64)
Amortization of prior service benefit	(654)	(654)	—	—
Recognized amortization of net actuarial losses	2,538	2,344	3	—
Total benefit expense	$2,137	$1,940	$133	$141

Our pension and post-retirement benefit expense for the six months ended June 30, 2006 and 2005 consisted of the following components:

	Post-retirement benefit plan		Pension plans
(in thousands)	2006	2005	2006	2005
Service cost	$537	$391	$172	$136
Interest cost	3,780	3,458	236	273
Expected return on plan assets	(3,810)	(3,348)	(150)	(127)
Amortization of prior service benefit	(1,309)	(1,308)	—	—
Recognized amortization of net actuarial losses	5,075	4,687	5	—
Total benefit expense	$4,273	$3,880	$263	$282

During 2006, we expect to make benefit payments of approximately $12 million for our post-retirement medical plan. We also anticipate funding $0.6 million to our Canadian pension plans, as well as making benefit payments of $0.6 million for our pension plans.

In July 2006, an amendment to our post-retirement benefit plan was communicated to employees and retirees. The amendment limits the total amount we will pay toward retiree medical costs. The limit will be set at 150% of the average cost per retiree in 2006. Medical costs incurred above the pre-determined limit will be paid by retirees. We expect the cap will be reached in four to six years. We are currently in the process of completing a plan re-measurement for this plan amendment.

Note 10: Provision for income taxes

Our effective tax rate for the six months ended June 30, 2006 was 34.5%, compared to our effective tax rate for full year 2005 of 37.0%. The decrease in our effective tax rate is due to a lower overall state tax rate in 2006 and the rate impact of permanent differences.

Note 11: Debt

Total debt outstanding was comprised of the following:

(in thousands)	June 30, 2006	December 31, 2005
3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,916	$324,882
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,777	298,683
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,492	274,461
Long-term portion of capital lease obligations	4,005	4,779
Long-term portion of debt	902,190	902,805
Amounts drawn on credit facilities	137,000	—
Commercial paper	31,230	212,346
2.75% senior, unsecured notes due September 15, 2006	50,000	50,000
Capital lease obligations due within one year	1,475	1,359
Short-term portion of debt	219,705	263,705
Total debt	$1,121,895	$1,166,510

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

In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS. The fair market value of these notes was $534.1 million as of June 30, 2006, based on quoted market prices.

In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $255.2 million as of June 30, 2006, based on quoted market prices.

In September 2003, we issued $50.0 million of 2.75% senior, unsecured notes maturing on September 15, 2006. The notes were issued under a shelf registration statement which became effective on July 8, 2003 and allows for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. Interest payments are due each March and September. Proceeds from the offering, net of offering costs, were $49.8 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $49.4 million as of June 30, 2006, based on quoted market prices.

As of June 30, 2006, we had a $500.0 million commercial paper program in place. The daily average amount of commercial paper outstanding during the first six months of 2006 was $95.7 million at a weighted-average interest rate of 4.67%. As of June 30, 2006, $31.2 million was outstanding at a weighted-average interest rate of 5.59%. The daily average amount of commercial paper outstanding during 2005 was $247.3 million at a weighted-average interest rate of 3.29%. As of December 31, 2005, $212.3 million was outstanding at a weighted-average interest rate of 4.41%.

We have committed lines of credit which are available for borrowing and to support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes (EBIT) to interest expense of 3.0 times, as well as limits on the levels of subsidiary indebtedness. The daily average amount outstanding under these lines of credit during the first six months of 2006 was $82.6 million at a weighted-average interest rate of 5.44%. As of June 30, 2006, $137.0 million was outstanding at a weighted-average interest rate of 5.70%. No amounts were drawn on these lines of credit during 2005. As of June 30, 2006, amounts were available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows:

(in thousands)	Total Available	Expiration date	Commitment Fee
Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%
Total committed lines of credit	500,000
Amounts drawn on credit facilities	(137,000)
Commercial paper outstanding	(31,230)
Net available for borrowing as of June 30, 2006	$331,770

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

Changes in shareholders’ deficit during the six months ended June 30, 2006 were as follows:

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ deficit
	Number	Par
(in thousands)	of shares	value
Balance, December 31, 2005	50,735	$50,735	$37,864	$(159,401)	$(11,224)	$(82,026)
Net income	—	—	—	22,300	—	22,300
Cash dividends	—	—	—	(41,173)	—	(41,173)
Common shares issued	699	699	6,736	—	—	7,435
Tax benefit of share-based awards	—	—	885	—	—	885
Reclassification of share-based awards to accrued liabilities	—	—	(1,919)	—	—	(1,919)
Common shares retired	(21)	(21)	(551)	—	—	(572)
Fair value of employee share-based compensation	2	2	3,282	—	—	3,284
Other comprehensive income, net of tax	—	—	—	—	1,921	1,921
Balance, June 30, 2006	51,415	$51,415	$46,297	$(178,274)	$(9,303)	$(89,865)

Accumulated other comprehensive loss was comprised of the following:

(in thousands)	June 30, 2006	December 31, 2005
Unrealized loss on derivatives, net of tax	$(12,456)	$(13,721)
Unrealized gain on securities, net of tax	63	63
Foreign currency translation adjustment	3,090	2,434
Total	$(9,303)	$(11,224)

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

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Corporate expenses are allocated to the business segments based on revenue. During the first quarter of 2005, corporate expenses were not allocated to the NEBS portion of our Small Business Services segment, as NEBS operations were not yet fully integrated into our corporate functions. This changed on April 1, 2005, when NEBS implemented certain of our corporate information systems and began utilizing corporate shared services functions. As such, we began allocating corporate costs to the NEBS portion of the Small Business Services segment for those corporate functions being utilized by the NEBS business. As of January 1, 2006, NEBS had implemented all corporate shared services functions and we began allocating costs to the NEBS portion of Small Business Services for all corporate functions. The corporate allocation includes expenses for various support activities such as executive management, finance and human resources and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Depreciation and amortization expense related to corporate assets and allocated to the segments was $5.4 million for the quarter ended June 30, 2006, $3.7 million for the quarter ended June 30, 2005, $10.9 million for the six months ended June 30, 2006 and $6.9 million for the six months ended June 30, 2005. Corporate assets consist primarily of internal-use software related to corporate activities, shared facilities, our prepaid post-retirement asset and deferred tax assets.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the quarters ended June 30, 2006 and 2005:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2006	$233,138	$117,295	$52,526	$—	$402,959
	2005	223,751	149,378	61,347	—	434,476
Operating income (loss):	2006	1,265	(7,502)	16,047	—	9,810
	2005	21,903	40,243	19,613	—	81,759
Depreciation and amortization expense:	2006	17,070	3,992	1,947	—	23,009
	2005	18,108	9,327	2,049	—	29,484
Asset impairment loss:	2006	18,285	26,413	—	—	44,698
	2005	—	—	—	—	—
Total assets:	2006	863,530	174,000	121,629	170,845	1,330,004
	2005	967,036	202,233	129,317	209,143	1,507,729
Capital purchases:	2006	1,926	1,166	62	11,991	15,145
	2005	3,693	3,068	306	7,074	14,141

The following is our segment information as of and for the six months ended June 30, 2006 and 2005:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2006	$469,212	$234,302	$110,876	$—	$814,390
	2005	448,932	294,608	128,256	—	871,796
Operating income:	2006	13,054	13,138	35,919	—	62,111
	2005	46,902	71,686	39,897	—	158,485
Depreciation and amortization expense:	2006	34,474	8,088	3,915	—	46,477
	2005	36,408	19,452	4,294	—	60,154
Asset impairment loss:	2006	18,285	26,413	—	—	44,698
	2005	—	—	—	—	—
Total assets:	2006	863,530	174,000	121,629	170,845	1,330,004
	2005	967,036	202,233	129,317	209,143	1,507,729
Capital purchases:	2006	5,633	2,447	367	19,796	28,243
	2005	5,143	4,578	523	15,986	26,230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Our businesses are organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.6% of our consolidated revenue for the first six months of 2006. This segment sells checks, forms and related products to more than six million small businesses and home offices through direct response marketing, financial institution referrals, sales representatives, independent distributors and the internet. Small Business Services is comprised of New England Business Service, Inc. (NEBS), which we acquired in June 2004, and our former Business Services segment. Our Financial Services segment generated 28.8% of our consolidated revenue for the first six months of 2006. This segment sells personal and business checks and related products and services to approximately 7,500 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 13.6% of our consolidated revenue for the first six months of 2006. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands via direct response marketing and the internet. All three of our segments operate primarily in the United States. Small Business Services also has operations in Canada.

Our results of operations for the first half of 2006 were negatively impacted by an asset impairment loss of $44.7 million resulting from the abandonment of a software project, lower prices and an unfavorable shift in product mix in our Financial Services segment, as well as lower order volume in our Financial Services and Direct Checks segments. The lower order volume was caused by the continuing decline in check usage, mid-2005 financial institution client losses due primarily to consolidations among financial institutions, a reduction in new customers within Direct Checks due to lower advertising spending and lower consumer response rates, and lower customer retention within Direct Checks. Investments to execute our Small Business Services strategy also negatively impacted earnings. Partially offsetting these negative factors were increased revenue per order and increased order volume for Small Business Services as a result of the investments in our strategy, as well as lower amortization expense and synergies resulting from the NEBS acquisition.

Our focus throughout the remainder of the year within Small Business Services is to continue executing the strategies we believe will drive sustained growth in this segment. One key element of these strategies is the interdependency between our Small Business Services and Financial Services segments. The relationships we have with financial institutions help generate small business referrals, which we serve through our Small Business Services segment. We believe Small Business Services provides one of the most comprehensive business product offerings for small businesses. Further, we can service small businesses through many different sales channels, allowing small businesses to buy from us when, where and how they choose. Meeting the needs of small businesses in turn strengthens our ability to retain and acquire clients in our Financial Services segment as we enable them to better serve small business customers. Examples of steps we have already taken toward executing our strategies include the following:

•

Strengthened our customer acquisition pipeline by launching our Deluxe Business AdvantageSM program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our inside sales team partners with our direct sales force, which makes one-on-one contact with small businesses and financial institution branches more effective. This model is designed to align our resources in the most productive and cost effective manner. This program has required additional investment as we expand our sales force.

•

Focused our sales team on expanding sales to new and existing customers. We have trained over 1,200 sales representatives to deliver consultative expertise and have realigned the majority of our sales and marketing channels from a focus on individual brands to organizations aligned to customer segments. In addition to increasing order sizes, we are also focused on providing products to our customers that they currently purchase from other suppliers. With the breadth of our products, we can meet many of the needs of small businesses, thereby simplifying their purchasing process and increasing our revenue.

•

Designed and piloted a tiered model for segmenting small business customers. This tiered model allows us to direct our marketing approach based on how often a customer orders, the dollar value of an average order, which order channel the customer prefers and their loyalty to our brand or brands.

We believe that each of these initiatives contributed to a $20.3 million increase in Small Business Services revenue in the first half of 2006, as compared to 2005. Revenue per order increased due, in part, to our success in increasing order sizes, and the number of orders also increased.

Two of our largest product groups, checks and business forms, are mature products and their use has been declining. According to our estimates, the total number of checks written in the United States has been in decline as a result of alternative payment methods, including credit cards, debit cards, automated teller machines and electronic payment systems. A 2004 Federal Reserve study reported that the check is still the largest single non-cash payment method in the United States, accounting for approximately 45% of all non-cash payments processed in 2003, down from 2000 when checks comprised approximately 60% of all non-cash payments. The Federal Reserve study also indicated that the use of personal checks is declining faster than the use of business checks. In addition, continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products.

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

In 2005 and early 2006, we entered into contracts with several new financial institution clients and renewed contracts with many others. We began seeing the impact of most of these new clients late in the first quarter of 2006. We also signed another large financial institution during the first quarter, which we expect to positively impact our results of operations beginning in the fourth quarter of this year. At the same time, mid-2005 client losses from financial institution consolidations had a negative impact on revenue in comparison to 2005, especially in the first half of the year. During 2006, we expect our share of the financial institution channel to increase over our share at the end of 2005. Order volume for our Financial Services segment increased in the second quarter of 2006, as compared to each of the last three quarters.

Our Direct Checks segment and portions of our Small Business Services segment have been impacted by reduced customer response rates to direct mail advertisements. Our own experience indicates that direct-to-consumer media response rates are declining across a wide variety of products and services. Additionally, we believe that the decline in our customer response rates is attributable to the decline in check usage, the gradual obsolescence of standardized forms products, an increase in financial institutions providing free checks to consumers and in the case of Direct Checks, a reduction in advertising spending. Moreover, with over 41 million customers who have purchased from our Direct Checks segment since its inception, fewer consumers are eligible for the lower introductory prices we offer first-time customers.

We recently announced that we are focusing on performance improvement plans which include pursuing aggressive cost reduction and business simplification initiatives, including plans to streamline our call center and check fulfillment activities, eliminate system and work stream redundancies and strengthen our go-to-market capabilities through the continuing application of lean principles. We believe significant cost reduction opportunities exist in our manufacturing, supply chain, and other shared services functions through the reduction of SKUs, standardization of products and services and improvements in sourcing third-party goods and services. Within Small Business Services, we are focusing on refining the business model and improving how we go to market, as well as evaluating the level and pace of our investment. In Financial Services, we are focusing on simplifying our core business model and reducing our cost structure while investing in new products and services. These identified opportunities collectively are expected to reduce our cost structure by at least $150 million, net of required investments, by the end of 2008.

After considering the factors previously discussed, we expect that 2006 earnings will decrease from 2005. We estimate that revenue for 2006 will be between and $1.63 billion and $1.65 billion, and we estimate that diluted earnings per share will be between $1.41 and $1.51 for 2006, versus $3.09 for 2005, which reflects the following key differentiators from 2005:

•	The asset impairment loss recorded in the second quarter of 2006 resulted in a $0.57 decrease in diluted earnings per share.

•

Revenue and operating income will continue to decline in Financial Services and Direct Checks due to lower prices, unfavorable product mix and investments in business simplification in Financial Services, lower direct marketing response rates and lower reorders in Direct Checks and lower personal check usage. However, we expect our share of the financial institution channel to grow in 2006 as we begin to receive orders related to our recent client wins. Additionally, we intend to modestly increase advertising spend within Direct Checks.

•

We expect Small Business Services to deliver mid-single digit revenue growth from launching Deluxe Business Advantage and leveraging the investments we are making in our sales force and call centers. However, the investments in our sales infrastructure this year, as well as higher manufacturing costs related to delivery and the facility consolidations completed in the second quarter, will offset the revenue growth.

•	We will begin investing in our cost reduction and business simplification efforts.

We anticipate that operating cash flow will be between $195 million and $210 million in 2006, compared to $178 million in 2005. We expect the increase in 2006 will be due to several factors: anticipated decreases of at least $40 million in contract acquisition payments to financial institution clients as fewer large clients are up for renewal in 2006 and we are seeking to reduce our use of up-front product discounts; lower payments for performance-based employee compensation based on our 2005 operating performance; and other positive working capital changes. We expect capital spending to be approximately $50 million in 2006 as we invest in our Small Business Services call centers, strategic selling and cost reduction initiatives and other projects that will add capabilities and increase synergies, primarily in manufacturing. In the third quarter of this year, we reduced our quarterly dividend amount by 37.5% to $0.25 per share. This reduction in our quarterly dividend increases our financial strength and flexibility as we accelerate the rate at which we pay down debt and work to achieve our long-term goals.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2006	2005	Change	2006	2005	Change
Revenue	$402,959	$434,476	(7.3%)	$814,390	$871,796	(6.6%)

Orders	16,317	16,638	(1.9%)	32,520	33,652	(3.4%)
Revenue per order	$24.70	$26.11	(5.4%)	$25.04	$25.91	(3.3%)

The decrease in revenue for the second quarter and first half of 2006, as compared to the same periods in 2005, was due to lower prices and unfavorable product mix in our Financial Services segment and declines in volume for Financial Services and our Direct Checks segment. The volume decrease was due to the overall decline in check usage, as well as lower customer retention and lower direct mail consumer response rates for Direct Checks. Additionally, 2005 revenue included $11.7 million of contract termination payments. Partially offsetting these decreases were increased revenue per order and order volume for our Small Business Services segment as we continued to implement the growth strategies discussed earlier under Executive Overview. Revenue per order for Direct Checks also increased due to a shift from the mail order channel to the internet channel, which typically results in higher revenue per order. Additionally, the volume decline in Financial Services resulting from the decline in check usage was partially offset by net client gains, as Financial Services order volume decreased less than one percent in the second quarter of 2006, as compared to the second quarter of 2005.

The number of orders decreased for the second quarter and first half of 2006, as compared to the same periods in 2005, as the volume decreases for Direct Checks and Financial Services exceeded the positive impact of Small Business Services growth. Revenue per order also decreased in the second quarter of 2006 and the first half of 2006, as compared to the same periods in 2005, as lower prices in Financial Services more than offset the impact of the favorable comparisons for Small Business Services and Direct Checks.

Consolidated Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Gross profit	$251,291	$283,703	(11.4%)	$506,746	$568,952	(10.9%)
Gross margin	62.4%	65.3%	(2.9) pts.	62.2%	65.3%	(3.1) pts.

Gross margin decreased for the second quarter of 2006, as compared to the second quarter of 2005, due to lower prices in our Financial Services segment, contract termination payments of $11.7 million in 2005 and higher delivery costs for Small Business Services related to shifts in manufacturing locations. Offsetting these decreases was the increase in Small Business Services and Direct Checks revenue per order discussed earlier.

Gross margin decreased for the first half of 2006, as compared to the first half of 2005, for the same reasons as discussed for the second quarter decline. Additionally, costs related to consolidating operations as we closed two Small Business Services facilities in the second quarter of 2006 contributed to the decrease for the first half of the year.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
SG&A expense	$196,783	$202,371	(2.8%)	$404,885	$410,894	(1.5%)
SG&A as a percentage of revenue	48.8%	46.6%	2.2 pts.	49.7%	47.1%	2.6 pts.

The decrease in SG&A expense for the second quarter and first half of 2006, as compared to the same periods in 2005, was due to a decrease in amortization expense resulting primarily from one of our order capture software systems being fully amortized, cost synergies resulting from the NEBS acquisition and lower performance-based employee compensation. Partially offsetting these decreases were the investments discussed earlier under Executive Overview related to our Small Business Services growth strategies, as well as higher commissions for Small Business Services as a result of the increased revenue.

SG&A expense as a percentage of revenue increased for the second quarter and first half of 2006, as compared to the same periods in 2005, primarily due to the decline in revenue for Financial Services and Direct Checks and higher Small Business Services strategy costs.

Asset Impairment Loss

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Asset impairment loss	$44,698	$—	$44,698	$44,698	$—	$44,698

During the second quarter of 2006, we determined that a software project intended to replace major portions of our existing order capture, billing and pricing systems would not meet our future business requirements in a cost-effective manner. Therefore, we made the decision to abandon the project. Accordingly, during the quarter ended June 30, 2006, we wrote down the carrying value of the related internal-use software to zero. This resulted in an asset impairment loss of $44.7 million. Of this amount, $26.4 million was in the Financial Services segment and $18.3 million was in the Small Business Services segment.

Gain on Facility Sales

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Gain on facility sales	$—	$427	(427)	$4,948	$427	4,521

In March 2006, we completed the sale of our Campbell, California facility, which was closed in 2004, and in April 2005, we completed the sale of our Indianapolis, Indiana facility, which was also closed in 2004. We currently have three additional facilities for sale, which are in various stages of the sales process. The expected selling prices for these assets exceed their carrying values.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Interest expense	$14,741	$14,574	1.1%	$28,589	$27,974	2.2%
Weighted-average debt outstanding	1,123,432	1,271,031	(11.6%)	1,134,023	1,243,683	(8.8%)
Weighted-average interest rate	4.58%	4.11%	0.47 pts.	4.53%	4.09%	0.44 pts.

The increase in interest expense for the second quarter and first half of 2006, as compared to the same periods in 2005, was due to higher interest rates. This impact was partially offset by the lower debt level in 2006.

Income Tax (Benefit) Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Income tax (benefit) provision	$(2,199)	$25,399	(108.7%)	$11,512	$49,669	(76.8%)
Effective tax rate	44.5%	37.7%	6.8 pts.	34.5%	37.8%	(3.3) pts.

The increase in our effective tax rate for the second quarter of 2006, as compared to the second quarter of 2005, was due to our pre-tax loss for the quarter combined with the impact of a reduction in our estimated annual effective tax rate as compared to the first quarter of 2006. This reduction was mainly the result of a revision to our estimate of annual pre-tax income.

The decrease in our effective tax rate for the first half of 2006, as compared to the first half of 2005, was due to a lower overall state tax rate in 2006, as well as a decrease in our estimated annual pre-tax income for 2006, as compared to 2005. While the permanent differences between reported income and taxable income have remained relatively constant compared to 2005, the decrease in our estimated annual pre-tax income for 2006 results in our permanent differences having a larger impact on the effective tax rate.

RESTRUCTURING ACCRUALS

In conjunction with the acquisition of NEBS, we recorded $30.6 million of restructuring accruals for NEBS activities which we decided to exit. These accruals included $27.7 million of severance benefits, as well as $2.9 million due under noncancelable operating leases on facilities which have been or will be vacated as we consolidate operations. The severance accruals included payments due to 701 employees. This includes employees in the Tucker, Georgia printing facility, which was closed during the fourth quarter of 2004, and the Los Angeles, California and Athens, Ohio facilities, which were closed in the second quarter of 2006. Additionally, the accruals included employees in various functional areas throughout NEBS resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also included amounts due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminated redundancies between the two companies. Severance payments are expected to be substantially completed by the end of 2006, utilizing cash from operations and/or funds from the voluntary employee beneficiary association (VEBA) trust we use to fund severance and medical benefits. As a result of these facility closings and other employee reductions, we estimate that we will realize savings of approximately $5 million in cost of goods sold and $2 million in SG&A expense in 2006, in comparison to our 2005 results of operations. We do not expect to realize the full impact of the manufacturing facility closures in 2006 as the remaining locations adapt to the increased product variety and complexity required. As a result, we anticipate additional savings in 2007 of approximately $2 million in cost of goods sold.

Further information regarding our restructuring accruals can be found under the caption “Note 7: Restructuring accruals” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Revenue	$233,138	$223,751	4.2%	$469,212	$448,932	4.5%
Operating income	1,265	21,903	(94.2%)	13,054	46,902	(72.2%)
% of revenue	0.5%	9.8%	(9.3) pts.	2.8%	10.4%	(7.6) pts.

The increase in revenue for the second quarter and first half of 2006, as compared to the same periods in 2005, was due to an increase in both revenue per order and order volume resulting from the continued implementation of the growth strategies outlined in Executive Overview. The number of new customers increased, as did order size. We also began sourcing more products for our distributor channel.

The decrease in operating income for the second quarter of 2006, as compared to the second quarter of 2005, was due to the asset impairment loss of $18.3 million discussed earlier under Consolidated Results of Operations, investments related to our growth strategies, primarily the hiring and training of call center and sales personnel, as well as higher commissions related to the revenue increase and increased delivery costs due to shifts in manufacturing locations. These decreases were partially offset by the impact of the revenue increase, lower performance-based employee compensation, cost synergies resulting from the integration of NEBS and lower amortization of acquisition-related intangible assets, as certain of the assets are being amortized using accelerated methods.

Operating income decreased for the first half of 2006, as compared to the first half of 2005, for the same reasons as discussed for the second quarter decline. Additionally, we incurred higher manufacturing costs related to facility consolidations which occurred in the second quarter and the allocation of corporate costs increased for the first half of the year as compared to 2005.

Changes in our allocation methodology for corporate costs resulted in a decrease of $8.5 million in Small Business Services operating income in the first half of 2006, as compared to the first half of 2005. As discussed under the caption “Note 13: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005 only for those corporate services which the NEBS portion of the business was utilizing. As such, the NEBS portion of Small Business Services did not bear any allocation of corporate costs in the first quarter of 2005 and did not bear a full allocation of corporate costs in the second quarter of 2005. As of January 1, 2006, the NEBS portion of the business was fully integrated into all corporate functions and thus, Small Business Services results include a full allocation of corporate costs in 2006.

Financial Services

Financial Services sells personal and business checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support, fraud prevention and customer retention programs.

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2006		2005	Change	2006	2005	Change
Revenue	$117,295		$149,378	(21.5%)	$234,302	$294,608	(20.5%)
Operating (loss) income	(7,502)		40,243	(118.6%)	13,138	71,686	(81.7%)
% of revenue	(6.4%	)	26.9%	(33.3) pts.	5.6%	24.3%	(18.7) pts.

The decrease in revenue for the second quarter and first half of 2006, as compared to the same periods in 2005, was due to lower prices and unfavorable product mix, contract termination payments of $11.7 million in 2005, as well as a decline in volume resulting from the continuing decline in check usage. Prices were lower due to renewing contracts at lower prices, the loss of some business with higher price points, as well as the effect of winning new business at lower price levels. Partially offsetting the volume impact of the decline in check usage was increased volume from net client wins. Order volume decreased less than one percent in the second quarter of 2006, as compared to the second quarter of 2005.

The operating loss for the second quarter of 2006, as compared to operating income for the second quarter of 2005, was due to the asset impairment loss of $26.4 million discussed earlier under Consolidated Results of Operations and the revenue decline. This impact was partially offset by lower amortization expense related to one of our order capture software systems being fully amortized and cost synergies resulting from the NEBS acquisition.

Operating income decreased for the first half of 2006, as compared to the first half of 2005, for the same reasons as discussed for the second quarter decline. Additionally, the decrease for the first half of the year was partially offset by a reduction in the allocation of corporate costs and a $4.9 million gain from a facility sale in the first quarter of 2006. As discussed earlier, Small Business Services is now bearing a larger portion of corporate costs. This change resulted in a $5.7 million reduction in the allocation of corporate costs to Financial Services in the first half of 2006, as compared to the first half of 2005.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Revenue	$52,526	$61,347	(14.4%)	$110,876	$128,256	(13.6%)
Operating income	16,047	19,613	(18.2%)	35,919	39,897	(10.0%)
% of revenue	30.6%	32.0%	(1.4) pts.	32.4%	31.1%	1.3 pts.

The decrease in revenue for the second quarter and first half of 2006, as compared to the same periods in 2005, was due to lower order volume resulting from the continuing decline in check usage, lower consumer response rates to direct mail advertisements and lower customer retention. We believe that the decline in our customer response rates is attributable to the decline in check usage, an increase in financial institutions providing free checks to consumers, a general decline in direct marketing response rates and a lower number of eligible first-time customers. With a large base of lifetime customers, fewer consumers are eligible for the lower introductory prices we offer first-time customers. Partially offsetting the volume decline was an increase in revenue per order resulting from our efforts to shift mail orders to the internet channel, which typically results in higher revenue per order.

The decrease in operating income for the second quarter of 2006, as compared to the second quarter of 2005, was primarily due to the revenue decline, partially offset by lower customer care costs associated with the lower order volume.

Operating income decreased for the first half of 2006, as compared to the first half of 2005, for the same reasons as discussed for the second quarter decline. Additionally, the decrease in operating income was partially offset by a reduction in the allocation of corporate costs and lower advertising costs due to the elimination of lower performing direct marketing circulations. As discussed earlier, Small Business Services is now bearing a larger portion of corporate costs. This change resulted in a $2.8 million reduction in the allocation of corporate costs to Direct Checks in the first half of 2006, as compared to the first half of 2005.

CASH FLOWS

As of June 30, 2006, we held cash and cash equivalents of $8.6 million. The following table shows our cash flow activity for the six months ended June 30, 2006 and 2005, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2006	2005	Change
Continuing operations:
Net cash provided by operating activities	$101,130	$49,062	$52,068
Net cash used by investing activities	(23,001)	(24,479)	1,478
Net cash used by financing activities	(79,453)	(6,069)	(73,384)
Effect of exchange rate change on cash	55	(237)	292
Net cash (used) provided by continuing operations	(1,269)	18,277	(19,546)
Net cash provided (used) by operating activities of discontinued operations	23	(704)	727
Net cash provided by investing activities of discontinued operations	2,971	—	2,971
Net change in cash and cash equivalents	$1,725	$17,573	$(15,848)

The $52.1 million increase in cash provided by operating activities for the first half of 2006, as compared to the first half of 2005, was due to a $50.5 million decrease in contract acquisition payments related to new financial institution contracts, a $24.7 million decrease in employee profit sharing and pension payments related to our 2005 operating results, a $24.7 million decrease in the amount we contributed to the VEBA trust and a $15.9 million decrease in income tax payments. These increases were partially offset by the lower earnings discussed earlier under Consolidated Results of Operations and other working capital changes.

Included in cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2006	2005	Change
Income tax payments	$41,047	$56,917	$(15,870)
Interest payments	28,508	28,285	223
Employee profit sharing and pension contributions	15,342	40,033	(24,691)
Contract acquisition payments	12,960	63,506	(50,546)
Voluntary employee beneficiary trust contributions	11,821	36,500	(24,679)
Severance payments	3,040	7,651	(4,611)

Cash used by investing activities in the first half of 2006 was $1.5 million lower than the first half of 2005, primarily due to more cash proceeds from facility sales, partially offset by higher capital expenditures. Cash used by financing activities in the first half of 2006 was $73.4 million higher than the first half of 2005 due primarily to increased payments on short-term debt, as we continued to focus on reducing our debt. Net cash provided by investing activities of discontinued operations in the first half of 2006 was $3.0 million higher than the first half of 2005 due to the sale of our remaining facility in Europe during the second quarter of 2006.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2006	2005	Change
Proceeds from shares issued under employee plans	$7,435	$8,404	$(969)
Proceeds from facility sales	6,023	1,733	4,290
Net proceeds from short-term debt	—	27,313	(27,313)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2006	2005	Change
Net payments on short-term debt	$44,116	$—	$44,116
Cash dividends paid to shareholders	41,173	40,575	598
Purchases of capital assets	28,243	26,230	2,013

In September 2006, $50.0 million of our outstanding debt becomes payable. We currently have more than adequate funds available under our committed lines of credit to settle this debt. In October 2007, $325.0 million of our outstanding debt becomes payable. As we get closer to that maturity, we will determine the best method of repaying that debt. There are multiple financing options available to us, including the bank market, our credit facilities or additional long-term debt that would be issued under our outstanding shelf registration which became effective July 8, 2003. We currently have $331.8 million available under our credit facilities, and we can issue up to $425.0 million under our outstanding shelf registration. Cash generated by operating activities throughout the remainder of this year and in 2007 will also be a factor in our decision. Although cash provided by operating activities of $178.3 million for full year 2005 decreased from $307.6 million in 2004, we anticipate that cash provided by operating activities will increase significantly in 2006, as compared to 2005, due to anticipated decreases in contract acquisition payments to financial institution clients, lower performance-based employee compensation and other positive working capital changes. Additionally, in the third quarter of this year, we reduced our quarterly dividend amount by 37.5% to $0.25 per share. This will provide additional cash which may be used for debt service. We reduced our debt by $44.6 million during the first six months of 2006, and we expect to reduce our debt by an additional $45 million to $60 million during the remainder of 2006. As such, we believe future cash flows provided by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the foreseeable future.

CAPITAL RESOURCES

Our total debt was $1,121.9 million as of June 30, 2006, a decrease of $44.6 million from December 31, 2005.

Capital Structure

(in thousands)	June 30, 2006	December 31, 2005	Change
Amounts drawn on credit facilities	$137,000	$—	$137,000
Commercial paper	31,230	212,346	(181,116)
Current portion of long-term debt	51,475	51,359	116
Long-term debt	902,190	902,805	(615)
Total debt	1,121,895	1,166,510	(44,615)
Shareholders’ deficit	(89,865)	(82,026)	(7,839)
Total capital	$1,032,030	$1,084,484	$(52,454)

We are in a shareholders’ deficit position due to the required accounting treatment for share repurchases. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.9 million shares remain available for purchase under this authorization. We have not repurchased any shares since the second quarter of 2004, and we do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on reducing our outstanding debt. As such, we expect our shareholders’ deficit to decrease in future periods, absent additional share repurchase activity.

Debt Structure

	June 30, 2006		December 31, 2005
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$948,185	4.4%	$948,026	4.4%	$159
Floating interest rate	168,230	5.7%	212,346	4.4%	(44,116)
Capital leases	5,480	10.4%	6,138	10.4%	(658)
Total debt	$1,121,895	4.6%	$1,166,510	4.4%	$(44,615)

Further information concerning our outstanding debt can be found under the caption “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. We may, from time to time, consider retiring outstanding debt through cash purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges, if any, would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the debt we issued in 2004. The termination of the lock agreements in September 2004 yielded a deferred pre-tax loss of $23.6 million. During 2002, we entered into two forward rate lock agreements to effectively hedge, or lock-in, the annual interest rate on a portion of the debt we issued in 2002. The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4.0 million. These losses are reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and are being amortized ratably to our statements of operations as increases to interest expense over the terms of the related debt.

We currently have a $500.0 million commercial paper program in place which is supported by two committed lines of credit. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes (EBIT) to interest expense of 3.0 times, as well as limits on levels of subsidiary indebtedness. We were in compliance with all debt covenants as of June 30, 2006, and we expect to remain in compliance with all debt covenants throughout the next year.

As of June 30, 2006, amounts were available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows:

(in thousands)	Total available	Expiration date	Commitment fee
Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%
Total committed lines of credit	500,000
Amounts drawn on credit facilities	(137,000)
Commercial paper outstanding	(31,230)
Net available for borrowing as of June 30, 2006	$331,770

In June 2006, Standard and Poor’s credit rating agency (S&P) lowered our long-term debt rating to BB+ from BBB- and our short-term debt rating to B from A-3. At the same time, S&P placed our ratings on credit watch with negative implications. S&P indicated that the downgrades reflect our lower earnings guidance for 2006. Also in June 2006, Moody’s Investors Service (Moody’s) placed our credit ratings on review for possible downgrade due to our lowered 2006 earnings guidance. Our long-term debt rating with Moody’s is currently Baa3 and our short-term debt rating is Prime-3.

Due to the S&P downgrade in June 2006, it is likely that the commercial paper market will not be available to us. If necessary, we will utilize our $500.0 million committed lines of credit or issue term debt, depending on which alternative is most economical. Our credit facilities do not have covenants or events of default tied to our credit ratings.

OTHER CHANGES IN FINANCIAL CONDITION

Other non-current assets include contract acquisition costs of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the first six months of 2006 and 2005 were as follows:

	Six Months Ended June 30,
(in thousands)	2006	2005
Balance, beginning of year	$93,664	$83,825
Additions(1)	13,361	43,791
Amortization	(18,538)	(16,750)
Refunds from contract terminations	—	(5,607)
Balance, end of period	$88,487	$105,259

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $12,960 for the six months ended June 30, 2006 and $63,506 for the six months ended June 30, 2005.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $3.5 million as of June 30, 2006 and $3.9 million as of December 31, 2005. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $7.4 million as of June 30, 2006 and $6.7 million as of December 31, 2005.

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

A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes in these obligations during the six months ended June 30, 2006.

RELATED PARTY TRANSACTIONS

We entered into no related party transactions during the six months ended June 30, 2006 or during 2005.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes to these accounting policies during the six months ended June 30, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified prospective method. Prior to this, we were applying the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in our accounting for employee share-based compensation awards. We adopted SFAS No. 123 on January 1, 2004, using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under this method, the results of operations presented for 2005 reflect compensation expense for all employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2004. Upon the adoption of SFAS No. 123(R), we continue to recognize compensation expense for all of our employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2006. As such, the adoption of SFAS No. 123(R) does not result in a significant change in the compensation expense we recognize in our statements of operations, as compared to the expense we recognized in 2005 under SFAS No. 123. The adoption of SFAS No. 123(R) had the following impacts on our consolidated financial statements:

•

Effective January 1, 2006, a portion of our restricted stock unit awards have been reclassified from shareholders’ deficit to accrued liabilities in our consolidated balance sheet. Certain of these awards may be settled in cash if an employee voluntarily chooses to leave the company. Under the provisions of SFAS No. 123(R), these awards must be classified as liabilities in the consolidated balance sheet and must be re-measured at fair value as of each balance sheet date. The amount reclassified as of January 1, 2006 totalled $1.9 million, which approximated the fair value of these awards on their grant dates. The re-measurement of these awards as of June 30, 2006 resulted in a decrease in SG&A expense of $0.3 million for the quarter ended June 30, 2006. For the six months ended June 30, 2006, the re-measurement of these awards, including the effect of the change in accounting principle, resulted in a $1.0 million decrease in SG&A expense. The cumulative effect of the change in accounting principle was not presented separately in the consolidated statements of operations as it was not material.

•

We modified our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the option’s normal vesting period. Previously, we recognized expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retired with qualified retiree status. Upon adoption of SFAS No. 123(R), we are now required to recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable award agreement. This change is applied only to new awards granted after January 1, 2006. If we had applied this expense recognition methodology to awards granted prior to January 1, 2006, it would have reduced compensation expense by $0.1 million for the quarter ended June 30, 2006 and $0.4 million for the six months ended June 30, 2006. It would have increased compensation expense by $0.1 million for the quarter ended June 30, 2005 and $0.5 million for the six months ended June 30, 2005. The terms of awards granted subsequent to January 1, 2006 require that the compensation committee of our board of directors determine on an individual basis whether an employee is a qualified retiree upon their termination of employment with the company. As such, we do not accelerate the recognition of expense on these awards until the compensation committee makes this determination.

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

•

SFAS No. 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, we reported these amounts as a component of cash flows from operating activities. For the six months ended June 30, 2005, $1.5 million was included in cash provided by operating activities of continuing operations for the excess tax benefit of employee share-based awards.

The adoption of SFAS No. 123(R) reduced compensation expense for both the quarter and the six months ended June 30, 2006, and as such, had the following dollar impacts on our consolidated financial statements:

(in thousands, except per share amounts)	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
(Loss) income before income taxes	$328	$971
(Loss) income from continuing operations	182	595
Net (loss) income	182	595
Earnings per share – basic	—	0.01
Earnings per share – diluted	—	—
Cash provided by operating activities of continuing operations	(205)	(980)
Cash used by financing activities	205	980

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The new standard is effective for us on January 1, 2007. We are currently in the process of analyzing the impact of this new standard on our consolidated financial statements.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (EITF) regarding EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). This guidance requires that companies disclose their accounting policy related to sales tax and other similar taxes. We report these taxes on a net basis, excluding them from revenue.

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

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be wrong. The material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and are incorporated into this report as if fully stated herein, subject to any updates provided in Item 1A of our subsequent Quarterly Reports on Form 10-Q. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first six months of 2006, we used our committed credit facilities and commercial paper to fund working capital requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2006, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing October 2007	$324,916	$314,818	3.50%
Long-term notes maturing December 2012	298,777	255,150	5.00%
Long-term notes maturing October 2014	274,492	219,313	5.13%
Amounts drawn on credit facilities	137,000	137,000	5.70%
Long-term notes maturing September 2006	50,000	49,375	2.75%
Commercial paper	31,230	31,230	5.59%
Capital lease obligations maturing through September 2009	5,480	5,480	10.41%
Total debt	$1,121,895	$1,012,366	4.62%

(1) Based on quoted market rates as of June 30, 2006, except for capital lease obligations which are shown at carrying value.

Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.9 million for the first six months of 2006.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2006, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors.

Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Based on our decision in June 2006 to abandon the software project related to the replacement of portions of our existing order capture, billing and pricing systems, the risk factor regarding this project is no longer applicable.

We have identified the following additional risk factor:

Our ability to reduce costs is critical to our success.

We intend to reduce expenses within our shared services functions. We also intend to simplify our business processes within Financial Services, with the intention of generating further cost savings. These initiatives require up-front expenditures related to items such as redesigning and streamlining processes and improving asset utilization and productivity. We can provide no assurance that these expenditures will not exceed our expectations or that we will be successful at reducing our costs. Moreover, we cannot provide assurance that we will be able to achieve our cost reduction goals without disruption to our business and therefore, we may choose to delay or forego certain cost reductions as business conditions require.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.9 million shares remain available for purchase under this authorization. During the second quarter of 2006, we did not purchase any of our own equity securities under this authorization, and we have not completed any such purchases since the second quarter of 2004. We do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on reducing our outstanding debt. However, we have not terminated this authorization, and we may purchase additional shares under this authorization in the future.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2006, we withheld 76 shares in conjunction with the vesting of restricted stock and restricted stock units.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual shareholders’ meeting on April 26, 2006.

42,725,312 shares were represented (83.28% of the 51,304,012 shares outstanding and entitled to vote at the meeting). Two items were considered at the meeting and the results of the voting were as follows:

Election of Directors:

The nominees in the proxy statement were: Ronald E. Eilers, T. Michael Glenn, Charles A. Haggerty, Isaiah Harris, Jr., William A. Hawkins, III, Cheryl E. Mayberry McKissack, Stephen P. Nachtsheim, Mary Ann O’Dwyer, and Martyn Redgrave. The results were as follows:

Election of Directors	For	Withhold
Ronald E. Eilers	42,559,500	165,812
T. Michael Glenn	42,506,674	218,638
Charles A. Haggerty	42,491,812	233,500
Isaiah Harris, Jr.	42,564,831	160,481
William A. Hawkins, III	42,566,976	158,336
Cheryl E. Mayberry McKissack	42,530,215	195,097
Stephen P. Nachtsheim	42,063,114	662,198
Mary Ann O’Dwyer	42,568,552	156,760
Martyn R. Redgrave	42,531,541	193,771

Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the year ending December 31, 2006:

For:	42,592,472
Against:	77,382
Abstain:	55,458

Item 6. Exhibits.

Exhibit Number	Description	Method of Filing

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

*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws	Filed herewith

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

*
10.1	Employment Agreement, dated as of April 10, 2006, between us and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)	*

10.2	Form of Executive Retention Agreement between us and Lee Schram (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)	*
12.1	Statement re: Computation of Ratios	Filed herewith
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

___________________

* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: August 2, 2006	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2006	/s/ Terry D. Peterson
Terry D. Peterson Chief Financial Officer, Vice President, Controller and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.2	Bylaws
12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002