Form 10-Q
period 2006-09-30
DELUXE CORP
filed 2006-11-06
CIK 27996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 23, 2006 was 51,509,161.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

DELUXE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$9,251	$6,867
Trade accounts receivable (net of allowances for uncollectible accounts of $7,871 and $7,903, respectively)	98,080	105,238
Inventories and supplies	41,907	41,028
Deferred income taxes	14,250	17,978
Other current assets	23,714	42,827
Total current assets	187,202	213,938
Long-Term Investments	45,572	48,668
Property, Plant, and Equipment (net of accumulated depreciation of $314,911 and $306,160, respectively)	142,058	152,968
Assets Held for Sale	2,685	5,665
Intangibles (net of accumulated amortization of $324,379 and $285,350, respectively)	183,566	258,004
Goodwill	581,159	581,123
Non-Current Assets of Discontinued Operations	—	2,256
Other Non-Current Assets	153,409	163,253
Total assets	$1,295,651	$1,425,875

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$68,459	$88,178
Accrued liabilities	144,753	139,202
Short-term debt	160,850	212,346
Long-term debt due within one year	1,541	51,359
Total current liabilities	375,603	491,085
Long-Term Debt	901,871	902,805
Deferred Income Taxes	45,658	68,707
Other Non-Current Liabilities	41,020	45,304
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2006 – 51,504; 2005 – 50,735)	51,504	50,735
Additional paid-in capital	48,579	37,864
Accumulated deficit	(160,011)	(159,401)
Accumulated other comprehensive loss	(8,573)	(11,224)
Total shareholders’ deficit	(68,501)	(82,026)
Total liabilities and shareholders’ deficit	$1,295,651	$1,425,875

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$398,087	$412,501	$1,212,476	$1,284,297
Cost of goods sold	149,729	149,248	457,373	452,092
Gross Profit	248,358	263,253	755,103	832,205

Selling, general and administrative expense	190,618	192,041	595,502	602,934
Asset impairment loss	—	—	44,698	—
Net loss (gain) on assets held for sale	490	(116)	(4,458)	(543)
Operating Income	57,250	71,328	119,361	229,814

Interest expense	(14,377)	(13,661)	(42,966)	(41,635)
Other income	517	675	412	1,563
Income Before Income Taxes	43,390	58,342	76,807	189,742

Income tax provision	12,227	20,722	23,740	70,391
Income From Continuing Operations	31,163	37,620	53,067	119,351

Discontinued Operations:
Net (loss) income before income taxes	—	(414)	564	(862)
Income tax (expense) benefit	—	(72)	(168)	73
Net (Loss) Income from Discontinued Operations	—	(486)	396	(789)

Net Income	$31,163	$37,134	$53,463	$118,562

Basic Earnings per Share:
Income from continuing operations	$0.61	$0.74	$1.04	$2.36
(Loss) income from discontinued operations	—	(0.01)	0.01	(0.02)
Basic earnings per share	0.61	0.73	1.05	2.35

Diluted Earnings per Share:
Income from continuing operations	$0.61	$0.74	$1.03	$2.34
(Loss) income from discontinued operations	—	(0.01)	0.01	(0.02)
Diluted earnings per share	0.61	0.73	1.03	2.33

Cash Dividends per Share	$0.25	$0.40	$1.05	$1.20

Total Comprehensive Income	$31,893	$38,914	$56,114	$120,724

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

		Nine Months Ended September 30,
		2006	2005
	Cash Flows from Operating Activities:
	Net income	$53,463	$118,562
	Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
	Net (income) loss from discontinued operations	(396)	789
	Depreciation	19,643	21,028
	Amortization of intangibles	46,320	62,595
	Asset impairment loss	44,698	—
	Amortization of contract acquisition costs	28,063	25,960
	Employee share-based compensation expense	3,887	6,934
	Deferred income taxes	(19,300)	11,499
	Net gain on assets held for sale	(4,458)	(543)
	Other non-cash items, net	5,308	11,954
	Changes in assets and liabilities, net of effect of acquisition and discontinued operations:
	Trade accounts receivable	1,351	1,643
	Inventories and supplies	(789)	(2,988)
	Other current assets	19,505	(14,731)
	Contract acquisition payments	(16,121)	(67,423)
	Other non-current assets	(3,990)	5,927
	Accounts payable	(7,531)	(8,062)
	Accrued and other non-current liabilities	2,737	(59,546)
	Net cash provided by operating activities of continuing operations	172,390	113,598

	Cash Flows from Investing Activities:
	Purchases of capital assets	(33,883)	(42,417)
	Payments for acquisitions, net of cash acquired	—	(2,888)
	Proceeds from facility sales	7,438	1,733
	Proceeds from redemptions of life insurance policies	4,890	—
	Other	(1,340)	840
	Net cash used by investing activities of continuing operations	(22,895)	(42,732)

	Cash Flows from Financing Activities:
	Net payments on short-term debt	(51,496)	(35,280)
	Payments on long-term debt	(50,992)	(1,022)
	Change in book overdrafts	(3,748)	4,145
	Proceeds from issuing shares under employee plans	8,936	10,674
	Excess tax benefit from share-based employee awards	1,175	—
	Cash dividends paid to shareholders	(54,073)	(60,912)
	Net cash used by financing activities	(150,198)	(82,395)

	Effect of Exchange Rate Change on Cash	93	358
	Cash Provided (Used) by Operating Activities of Discontinued Operations	23	(3,915)
	Cash Provided by Investing Activities of Discontinued Operations – Net Proceeds from Sales	2,971	15,042

	Net Change in Cash and Cash Equivalents	2,384	(44)
Cash and Cash Equivalents:	Beginning of Period	6,867	15,492
	End of Period	$9,251	$15,488

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Consolidated financial statements

The consolidated balance sheet as of September 30, 2006, the consolidated statements of income for the quarters and nine months ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. The consolidated balance sheet as of December 31, 2005 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and therefore, do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2: New accounting pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified prospective method. Prior to this, we were applying the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in our accounting for employee share-based compensation awards. We adopted SFAS No. 123 on January 1, 2004, using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under this method, the results of operations presented for 2005 reflect compensation expense for all employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2004. Upon the adoption of SFAS No. 123(R), we continued to recognize compensation expense for all of our employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2006. As such, our results of operations for all periods presented include compensation expense for all outstanding employee share-based awards. The adoption of SFAS No. 123(R) had the following impacts on our consolidated financial statements:

•

Effective January 1, 2006, a portion of our restricted stock unit awards have been reclassified from shareholders’ deficit to accrued liabilities in our consolidated balance sheet. Certain of these awards may be settled in cash if an employee voluntarily chooses to leave the company. Under the provisions of SFAS No. 123(R), these awards must be classified as liabilities in the consolidated balance sheet and must be re-measured at fair value as of each balance sheet date. The amount reclassified as of January 1, 2006 totalled $1.9 million, which approximated the fair value of these awards on their grant dates. The re-measurement of these awards as of September 30, 2006 resulted in an increase in selling, general and administrative (SG&A) expense of $16,000 for the quarter ended September 30, 2006. For the nine months ended September 30, 2006, the re-measurement of these awards, including the effect of the change in accounting principle, resulted in a $1.0 million decrease in SG&A expense. The cumulative effect of the change in accounting principle was not presented separately in the consolidated statements of income, as it was not material.

•

We modified our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the options’ normal vesting period. Previously, we recognized expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retired with qualified retiree status. Upon adoption of SFAS No. 123(R), we are now required to recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable award agreement. This change is applied only to new awards granted after January 1, 2006. If we had applied this expense recognition methodology to awards granted prior to January 1, 2006, it would have reduced compensation expense $0.1 million for the quarter ended September 30, 2006 and $0.3 million for the quarter ended September 30, 2005. This methodology would have decreased compensation expense $0.5 million for the nine months ended September 30, 2006 and would have increased compensation expense $0.2 million for the nine months ended September 30, 2005. The terms of our awards granted subsequent to January 1, 2006 require that the compensation committee of our board of directors determine on an individual basis whether an employee is a qualified retiree upon their termination of employment with the company. As such, we do not accelerate the recognition of expense on these awards until the compensation committee makes this determination.

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

•

SFAS No. 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, we reported these amounts as a component of cash flows from operating activities. For the nine months ended September 30, 2005, $1.5 million was included in cash provided by operating activities of continuing operations for the excess tax benefit of employee share-based awards.

The adoption of SFAS No. 123(R) increased compensation expense for the quarter ended September 30, 2006 and reduced compensation expense for the nine months ended September 30, 2006. As such, the adoption of SFAS No. 123(R) had the following dollar impacts on our consolidated statements of income and our consolidated statement of cash flows:

(in thousands, except per share amounts)	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Income before income taxes	$(16)	$954
Income from continuing operations	(12)	584
Net income	(12)	584
Earnings per share – basic	—	0.01
Earnings per share – diluted	—	—
Cash used by financing activities	195	1,175

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. The new standard is effective for us on January 1, 2008. We are currently in the process of analyzing the impact of this new standard on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The new standard requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. This requirement applies to our December 31, 2006 financial statements. As such, our year-end consolidated balance sheet will reflect the funded status of our postretirement benefit plans, with a corresponding adjustment reported in other comprehensive loss, net of tax. We recently adopted a plan amendment to our postretirement medical benefit plan, which required us to perform a re-measurement of our plan assets and liabilities as of July 31, 2006 (see Note 9). As of that date, our postretirement medical benefit plan was underfunded $10.0 million. As of September 30, 2006, our consolidated balance sheet included a postretirement asset of $30.3 million for this plan. Upon adoption of SFAS No. 158, the postretirement asset will be reclassified to shareholders’ deficit, net of tax, and a liability will be recorded for the underfunded amount, with a corresponding adjustment to shareholders’ deficit, net of tax. As disclosed in our Form 10-K for the year ended December 31, 2005, our pension plans were underfunded $4.8 million on an aggregate basis as of that date, with related liabilities of $4.2 million included in our consolidated balance sheet as of December 31, 2005. Upon adoption of SFAS No. 158, we will adjust our pension liabilities to the funded status of our plans, with a corresponding adjustment to shareholders’ deficit, net of tax. The new standard also requires companies to measure the funded status of a plan as of the date of its year-end balance sheet. We currently use September 30 as our measurement date. As such, we will need to change our measurement date to December 31 beginning in 2008.

In September 2006, the FASB ratified the consensuses reached by the EITF regarding EITF Issue No. 06-05, Accounting for Purchases of Life Insurance-Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. The new guidance provides clarification as to how companies should calculate the amount reflected on their balance sheets for the cash surrender value of life insurance policies. The long-term investments reported on our consolidated balance sheets consist primarily of investments in life insurance policies. Our accounting for these policies complies with the new guidance. As such, the new guidance has no impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. We apply the methodology outlined in SAB No. 108 when assessing financial statement errors. As such, SAB No. 108 has no impact on our consolidated financial statements.

Note 3: Supplemental balance sheet and cash flow information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2006	December 31, 2005
Raw materials	$7,305	$7,954
Semi-finished goods	14,184	13,957
Finished goods	10,714	9,698
Total inventories	32,203	31,609
Supplies, primarily production	9,704	9,419
Inventories and supplies	$41,907	$41,028

Other current assets – Other current assets were comprised of the following:

(in thousands)	September 30, 2006	December 31, 2005
Cash held for customers	$10,722	$12,746
Prepayment to voluntary employee beneficiary association (VEBA) trust	—	19,394
Other	12,992	10,687
Other current assets	$23,714	$42,827

We maintain a VEBA trust to fund employee and retiree medical costs, as well as severance benefits. Historically, we made the majority of our contributions to this trust in the first quarter of the year and would fund our obligations from the trust assets throughout the year. During 2006, we decided to change this practice. We now fund the VEBA obligations throughout the year because the tax benefit from pre-funding the trust no longer exceeds the interest cost associated with the pre-funding. During the nine months ended September 30, 2006 and 2005, we contributed $15.5 million and $39.5 million, respectively, to the trust. As of September 30, 2006, our liability for incurred but not reported medical claims exceeded the prepaid balance in the VEBA. As such, no amount was reported in other current assets for the VEBA trust as of September 30, 2006.

Assets held for sale – Assets held for sale as of September 30, 2006 included one Financial Services check printing facility which we closed during 2004, as well as one Small Business Services facility which was closed prior to our acquisition of New England Business Service, Inc. (NEBS) in June 2004. During the quarter ended September 30, 2006, we executed a sales agreement for one of these facilities and recorded a loss of $0.8 million based on the selling price less estimated costs of the sale. We expect the selling price for the other facility to exceed its carrying value. These assets were also held for sale as of December 31, 2005, as were two additional Financial Services facilities which we sold for more than their carrying value during 2006, resulting in a $5.3 million gain.

Intangibles – Intangibles were comprised of the following:

	September 30, 2006			December 31, 2005
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software(1)	269,309	(230,812)	38,497	304,793	(218,024)	86,769
Customer lists	110,420	(65,901)	44,519	110,164	(48,177)	61,987
Distributor contracts	30,900	(13,351)	17,549	30,900	(9,402)	21,498
Trade names	30,302	(11,064)	19,238	30,248	(7,258)	22,990
Other	7,614	(3,251)	4,363	7,849	(2,489)	5,360
Amortizable intangibles	448,545	(324,379)	124,166	483,954	(285,350)	198,604

Intangibles	$507,945	$(324,379)	$183,566	$543,354	$(285,350)	$258,004

(1) During the second quarter of 2006, we recorded an asset impairment loss of $44,698 related to internal-use software (see Note 6).

Total amortization of intangibles was $13.5 million for the quarter ended September 30, 2006 and $16.7 million for the quarter ended September 30, 2005. Amortization of intangibles was $46.3 million for the nine months ended September 30, 2006 and $62.6 million for the nine months ended September 30, 2005. Based on the intangibles in service as of September 30, 2006, estimated future amortization expense is as follows:

(in thousands)
Remainder of 2006	$12,934
2007	41,828
2008	30,889
2009	17,874
2010	7,266

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2006	December 31, 2005
Contract acquisition costs (net of accumulated amortization of $93,711 and $74,600, respectively)	$79,530	$93,664
Prepaid postretirement asset	30,271	26,051
Deferred advertising costs	24,649	27,017
Other	18,959	16,521
Other non-current assets	$153,409	$163,253

Changes in contract acquisition costs during the first nine months of 2006 and 2005 were as follows:

	Nine Months Ended September 30,
(in thousands)	2006	2005
Balance, beginning of year	$93,664	$83,825
Additions(1)	13,929	50,583
Amortization	(28,063)	(25,960)
Refunds from contract terminations	—	(5,607)
Balance, end of period	$79,530	$102,841

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $16,121 for the nine months ended September 30, 2006 and $67,423 for the nine months ended September 30, 2005.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2006	December 31, 2005
Accrued wages, including vacation	$23,729	$16,533
Customer rebates	23,086	16,931
Employee profit sharing and pension	19,407	19,917
Income taxes	12,039	20,347
Cash held for customers	10,722	12,746
Contract acquisition payments due within one year	2,887	3,865
Restructuring due within one year (see Note 7)	2,870	5,442
Other	50,013	43,421
Accrued liabilities	$144,753	$139,202

Non-cash transactions – As of December 31, 2005, we had accounts payable of $8.5 million related to capital asset purchases. The payment of these liabilities is included in purchases of capital assets on the consolidated statement of cash flows for the nine months ended September 30, 2006.

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Earnings per share – basic:
Income from continuing operations	$31,163	$37,620	$53,067	$119,351
Weighted-average shares outstanding	51,098	50,655	50,961	50,535
Earnings per share – basic	$0.61	$0.74	$1.04	$2.36

Earnings per share – diluted:
Income from continuing operations	$31,163	$37,620	$53,067	$119,351
Re-measurement of share-based awards classified as liabilities	12	—	(584)	—
Income available to common shareholders	$31,175	$37,620	$52,483	$119,351

Weighted-average shares outstanding	51,098	50,655	50,961	50,535
Dilutive impact of options, restricted stock units and unvested restricted stock	182	385	220	359
Shares contingently issuable	—	42	—	28
Weighted-average shares and potential dilutive shares outstanding	51,280	51,082	51,181	50,922

Earnings per share – diluted	$0.61	$0.74	$1.03	$2.34

Antidilutive options excluded from calculation (weighted-average amount for nine month periods)	3,025	1,394	3,067	1,702

Earnings per share amounts for continuing operations, discontinued operations and net income, as presented on the consolidated statements of income, are calculated individually and may not sum due to rounding differences.

Note 5: Discontinued operations

In December 2004, we sold the NEBS European operations, with the exception of one facility. The rental income and expenses of this facility are reported as discontinued operations in our consolidated statements of income for the quarter ended September 30, 2005 and for the nine months ended September 30, 2006 and 2005. The facility in Europe was sold during the second quarter of 2006. Net proceeds from this sale were $3.0 million, resulting in a pre-tax gain of $0.5 million. The results of discontinued operations in 2005 also included the NEBS apparel business which we sold in the third quarter of 2005. Net proceeds from this sale were $15.0 million, resulting in a pre-tax gain of $0.1 million.

Revenue and net (loss) income from discontinued operations for the quarter ended September 30, 2005 and the nine months ended September 30, 2006 and 2005 were as follows:

	Quarter Ended September 30,	Nine Months Ended September 30,
(in thousands)	2005	2006	2005
Revenue	$8,902	$49	$33,330

(Loss) income from operations	$(476)	$21	$(924)
Gain on disposal	62	543	62
Income tax (expense) benefit	(72)	(168)	73
Net (loss) income from discontinued operations	$(486)	$396	$(789)

Note 6: Asset impairment loss

During the second quarter of 2006, we determined that a software project intended to replace major portions of our existing order capture, billing and pricing systems would not meet our future business requirements in a cost-effective manner. Therefore, we made the decision to abandon the project. Accordingly, during the second quarter, we wrote down the carrying value of the related internal-use software to zero. This resulted in an asset impairment loss of $44.7 million. Of this amount, $26.4 million was allocated to the Financial Services segment and $18.3 million was allocated to the Small Business Services segment.

Note 7: Restructuring accruals

Restructuring accruals of $4.5 million as of September 30, 2006 and $6.5 million as of December 31, 2005 are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have or will be vacating. During the quarter ended September 30, 2006, we recorded restructuring accruals of $2.1 million for employee severance related to the planned closure of our Financial Services customer service call center located in Syracuse, New York, as well as other employee reductions, primarily within our corporate shared services functions. The Syracuse facility is expected to be closed during the first quarter of 2007. The restructuring accruals included severance payments for 226 employees, which we expect to fully pay by the end of 2007, utilizing cash from operations. These restructuring charges are reflected as cost of goods sold of $0.4 million and SG&A expense of $1.7 million in our consolidated statements of income for the quarter and nine months ended September 30, 2006.

The remainder of our severance accruals primarily relate to two Small Business Services facilities which were closed during the second quarter of 2006. We expect these employee severance payments to be substantially paid by the end of 2006, utilizing cash from operations. The remaining payments due under the operating lease obligations will be paid through 2008, utilizing cash from operations. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.

As of September 30, 2006, our restructuring accruals consisted of the following:

	Employee severance				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Total
Balance, December 31, 2005	$3,835	$—	$10	$—	$2,698	$6,543
Restructuring charges	467	1,266	—	781	—	2,514
Payments	(3,758)	(81)	(10)	(47)	(651)	(4,547)
Balance, September 30, 2006	$544	$1,185	$—	$734	$2,047	$4,510

Cumulative amounts for current initiatives:
Restructuring charges	$27,218	$1,266	$2,582	$781	$2,871	$34,718
Restructuring reversals	—	—	(98)	—	—	(98)
Payments	(26,674)	(81)	(2,484)	(47)	(824)	(30,110)
Balance, September 30, 2006	$544	$1,185	$—	$734	$2,047	$4,510

Note 8: Share-based compensation plans

Our employee share-based compensation plans consist of our employee stock purchase plan and our stock incentive plan. Under our stock incentive plan, we currently have non-qualified stock options, restricted stock units, restricted shares and performance share awards outstanding. There are 8.5 million shares of common stock reserved for issuance under the stock incentive plan, with 3.7 million of these shares remaining available for issuance as of September 30, 2006. The following amounts were recognized in our consolidated statements of income for share-based compensation plans:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Compensation expense:
Stock options	$312	$979	$1,756	$2,963
Restricted shares and restricted stock units(1)	542	1,235	1,530	3,373
Employee stock purchase plan	108	253	601	598
Performance share awards(2)	—	(357)	—	—
Total share-based compensation expense	$962	$2,110	$3,887	$6,934

Income tax benefit	$271	$749	$1,201	$2,572

(1) Includes an increase in compensation expense of $16 for the quarter ended September 30, 2006 and a decrease in compensation expense of $954 for the nine months ended September 30, 2006 related to the re-measurement of awards classified as liabilities (see Note 2).

(2) We currently estimate that no awards will be earned under our performance share plan. As such, no expense for this plan has been recorded during the nine months ended September 30, 2006. During the quarter ended September 30, 2005, compensation expense previously recorded for our performance share plan was reversed, as we revised our estimate of the amount of awards that would be earned.

As of September 30, 2006, the total compensation expense for nonvested awards not yet recognized in our statements of income was $10.2 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.9 years.

Non-qualified stock options – All options allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to seven years following the date of grant. In the case of qualified retirement, death, disability or involuntary termination without cause, options vest immediately and the period over which the options can be exercised is shortened. Employees forfeit unvested options when they voluntarily terminate their employment with the company, and they have up to three months to exercise vested options before they are cancelled. In the case of involuntary termination with cause, the entire unexercised portion of the award is cancelled. All options vest immediately upon a change of control, as defined in the award agreement. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods. The following weighted-average assumptions were used in determining the fair value of stock options granted during the nine months ended September 30, 2006 and 2005, under the Black-Scholes model:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate (%)	4.6	3.9
Dividend yield (%)	4.2	3.9
Expected volatility (%)	22.1	20.5
Option life (years)	4.7	5.7

The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock. We utilize historical option exercise and employee termination data to estimate the option life.

Information regarding our outstanding stock options for the nine months ended September 30, 2006 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual term (years)
Outstanding at December 31, 2005	2,960,385	$38.46
Granted	795,700	25.83
Exercised	(295,485)	19.19
Forfeited or expired	(416,047)	34.49
Outstanding at September 30, 2006	3,044,553	37.55	$18	3.6

Exercisable at September 30, 2006	2,223,554	40.96	18	2.6

The weighted-average grant-date fair value of options granted was $4.17 for the nine months ended September 30, 2006 and $6.13 for the nine months ended September 30, 2005. No options were granted during the quarters ended September 30, 2006 and 2005. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $0.3 million for the quarter ended September 30, 2005, $2.1 million for the nine months ended September 30, 2006 and $4.3 million for the nine months ended September 30, 2005. No options were exercised during the quarter ended September 30, 2006.

Restricted stock units – Certain employees have the option to receive a portion of their bonus payment in the form of restricted stock units. When employees elect this payment method, we provide an additional matching amount of restricted stock units equal to one-half of the restricted stock units earned under the bonus plan. These awards vest two years from the date of grant. In the case of approved retirement, death, disability or change of control, the units vest immediately. In the case of involuntary termination without cause or voluntary termination, employees receive a cash payment for the units earned under the bonus plan, but forfeit the company-provided matching amount. The fair value of these awards is determined on the date of grant based on the market value of our common stock. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period. Because the bonus portion of these awards may be settled in cash upon voluntary termination of employment, this portion of the awards is included in accrued liabilities in our consolidated balance sheet as of September 30, 2006, and is re-measured at each reporting period based on the current market value of our common stock. The company-provided match portion of the awards is never settled in cash. As such, this portion of the awards is recorded in equity at the grant date fair value and is not re-measured each reporting period.

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

Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our outstanding restricted stock units for the nine months ended September 30, 2006 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual term (years)
Outstanding at December 31, 2005	126,101	$35.68
Granted	12,450	21.96
Vested	(20,068)	35.44
Forfeited	(41,225)	35.23
Outstanding at September 30, 2006	77,258	33.76	$1,321	7.1

Of the awards presented here, 21,645 restricted stock units are classified as liabilities in our consolidated balance sheet as of September 30, 2006 at a value of $0.4 million. As of September 30, 2006, these units had a fair value of $17.10 per unit and a weighted-average remaining contractual term of 0.3 year.

The weighted-average grant-date fair value of restricted stock units granted was $17.53 for the quarter ended September 30, 2006, $39.56 for the quarter ended September 30, 2005, $21.96 for the nine months ended September 30, 2006 and $35.63 for the nine months ended September 30, 2005. The total intrinsic value of restricted stock units converted was $0.4 million for the quarter and nine months ended September 30, 2006 and $0.6 million for the nine months ended September 30, 2005. No restricted stock units were converted during the quarter ended September 30, 2005. We made cash payments to settle share-based liabilities of $0.4 million during the nine months ended September 30, 2006 and $0.1 million during the nine months ended September 30, 2005.

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

Information regarding our unvested restricted shares for the nine months ended September 30, 2006 is as follows:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2005	82,883	$40.70
Granted	374,675	25.81
Vested	(14,695)	40.26
Forfeited	(74,283)	29.02
Unvested at September 30, 2006	368,580	28.00

The total fair value of restricted shares vesting was $0.1 million for the quarter ended September 30 2006, $0.3 million for the nine months ended September 30, 2006, and $0.1 million for the nine months ended September 30, 2005. No restricted shares vested during the quarter ended September 30, 2005.

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

Employee stock purchase plan – Under our employee stock purchase plan, eligible employees may purchase Deluxe common stock at 85% of its fair market value at the end of each six-month purchase period. Prior to August 1, 2006, the plan contained a “look-back” provision under which the purchase price was calculated as 85% of the lower of the stock’s fair market value at the beginning or end of the six-month purchase period.

During the nine months ended September 30, 2006, 180,277 shares were issued under this plan at prices of $22.76 and $14.45. During the nine months ended September 30, 2005, 91,902 shares were issued at prices of $32.53 and $32.99. Prior to August 1, 2006, we utilized the Black-Scholes option pricing model to calculate the fair value of these awards. This fair value plus the 15% discount amount was recognized as compensation expense over the six-month purchase period. Subsequent to August 1, 2006, the 15% discount amount is recognized as compensation expense over the six-month purchase period.

Note 9: Pension and postretirement benefits

We have historically provided certain health care benefits for a large number of retired employees. In addition to our postretirement benefit plan, we also have supplemental executive retirement plans (SERP’s) in the United States and Canada and a pension plan which covers certain Canadian employees. These three pension plans were acquired as part of the acquisition of NEBS in June 2004.

Our pension and postretirement benefit expense for the quarters ended September 30, 2006 and 2005 consisted of the following components:

	Postretirement benefit plan		Pension plans
(in thousands)	2006	2005	2006	2005
Service cost	$268	$195	$87	$69
Interest cost	1,890	1,729	119	138
Expected return on plan assets	(1,905)	(1,674)	(76)	(65)
Amortization of prior service benefit	(654)	(654)	—	—
Recognized amortization of net actuarial losses	2,538	2,344	3	—
Total benefit expense	$2,137	$1,940	$133	$142

Our pension and postretirement benefit expense for the nine months ended September 30, 2006 and 2005 consisted of the following components:

	Postretirement benefit plan		Pension plans
(in thousands)	2006	2005	2006	2005
Service cost	$805	$586	$259	$205
Interest cost	5,670	5,187	356	411
Expected return on plan assets	(5,715)	(5,021)	(226)	(192)
Amortization of prior service benefit	(1,963)	(1,963)	—	—
Recognized amortization of net actuarial losses	7,613	7,031	7	—
Total benefit expense	$6,410	$5,820	$396	$424

During 2006, we expect to make benefit payments of approximately $13 million for our postretirement medical plan. We also anticipate making benefit payments of $0.9 million for all three of our pension plans and funding $0.6 million to our Canadian pension plan.

In July 2006, an amendment to our postretirement benefit plan was adopted and communicated to employees and retirees. The amendment limits the total amount we will pay toward retiree medical costs. The limit will be set at 150% of the average cost per retiree in 2006. Medical costs incurred above the pre-determined limit will be paid by retirees. We expect the cap will be reached in four to six years. We completed a plan remeasurement as of August 1, 2006 to calculate the impact of this plan amendment. This change reduced our accumulated postretirement benefit obligation by approximately $30 million. This amount will be recognized as a reduction of our postretirement benefit expense over a period of 22 years, which is the average remaining life of plan participants.

Note 10: Provision for income taxes

Our effective tax rate was 28.2% for the quarter ended September 30, 2006 and 30.9% for the nine months ended September 30, 2006, compared to our effective tax rate for full year 2005 of 37.0%. The decrease in our effective tax rate was due to a lower overall state tax rate in 2006, as well as a decrease in our estimated annual pre-tax income for 2006, as compared to 2005. While the permanent differences between reported income and taxable income have remained relatively constant compared to 2005, the decrease in our estimated annual pre-tax income for 2006 results in our permanent differences having a larger impact on the effective tax rate. Additionally, our effective tax rate for the quarter and nine months ended September 30, 2006, included the impact of certain one-time adjustments which were included in our provision for income taxes for the third quarter of 2006. These items, which related to changes in our legal entity structure and the settlement of prior period tax audits, reduced our effective tax rate for the nine months ended September 30, 2006 by 1.7 percentage points.

Note 11: Debt

Total debt outstanding was comprised of the following:

(in thousands)	September 30, 2006	December 31, 2005
3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,933	$324,882
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,825	298,683
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,507	274,461
Long-term portion of capital lease obligations	3,606	4,779
Long-term portion of debt	901,871	902,805
Amounts drawn on credit facilities	160,850	—
Commercial paper	—	212,346
2.75% senior, unsecured notes repaid on September 15, 2006	—	50,000
Capital lease obligations due within one year	1,541	1,359
Short-term portion of debt	162,391	263,705
Total debt	$1,064,262	$1,166,510

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

In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS. The fair market value of these notes was $544.8 million as of September 30, 2006, based on quoted market prices.

In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $246.0 million as of September 30, 2006, based on quoted market prices.

As of September 30, 2006, we had a $500.0 million commercial paper program in place. The daily average amount of commercial paper outstanding during the first nine months of 2006 was $63.7 million at a weighted-average interest rate of 4.67%. As of September 30, 2006, no commercial paper was outstanding. The daily average amount of commercial paper outstanding during 2005 was $247.3 million at a weighted-average interest rate of 3.29%. As of December 31, 2005, $212.3 million was outstanding at a weighted-average interest rate of 4.41%.

We have committed lines of credit which are available for borrowing and to support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes (EBIT) to interest expense of 3.0 times, as well as limits on the levels of subsidiary indebtedness. The daily average amount outstanding under these lines of credit during the first nine months of 2006 was $106.8 million at a weighted-average interest rate of 5.59%. As of September 30, 2006, $160.9 million was outstanding at a weighted-average interest rate of 5.84%. No amounts were drawn on these lines of credit during 2005. As of September 30, 2006, amounts were available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows:

(in thousands)	Total Available	Expiration date	Commitment Fee
Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%
Total committed lines of credit	500,000
Amounts drawn on credit facilities	(160,850)
Outstanding letters of credit	(11,187)
Net available for borrowing as of September 30, 2006	$327,963

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

Changes in shareholders’ deficit during the nine months ended September 30, 2006 were as follows:

(in thousands)	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ deficit
	Number of shares	Par value
Balance, December 31, 2005	50,735	$50,735	$37,864	$(159,401)	$(11,224)	$(82,026)
Net income	—	—	—	53,463	—	53,463
Cash dividends	—	—	—	(54,073)	—	(54,073)
Common shares issued	795	795	8,141	—	—	8,936
Tax benefit of share-based awards	—	—	737	—	—	737
Reclassification of share-based awards to accrued liabilities (see Note 2)	—	—	(1,919)	—	—	(1,919)
Common shares retired	(30)	(30)	(700)	—	—	(730)
Fair value of employee share-based compensation	4	4	4,456	—	—	4,460
Other comprehensive income, net of tax	—	—	—	—	2,651	2,651
Balance, September 30, 2006	51,504	$51,504	$48,579	$(160,011)	$(8,573)	$(68,501)

Accumulated other comprehensive loss was comprised of the following:

(in thousands)	September 30, 2006	December 31, 2005
Unrealized loss on derivatives, net of tax	$(11,811)	$(13,721)
Unrealized gain on securities, net of tax	114	63
Foreign currency translation adjustment	3,124	2,434
Total	$(8,573)	$(11,224)

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

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Corporate expenses are allocated to the business segments based on revenue. During the first quarter of 2005, corporate expenses were not allocated to the NEBS portion of our Small Business Services segment, as NEBS operations were not yet fully integrated into our corporate functions. This changed on April 1, 2005, when NEBS implemented certain of our corporate information systems and began utilizing corporate shared services functions. As such, we began allocating corporate costs to the NEBS portion of the Small Business Services segment for those corporate functions being utilized by the NEBS business. As of January 1, 2006, NEBS had implemented all corporate shared services functions and we began allocating costs to the NEBS portion of Small Business Services for all corporate functions. The corporate allocation includes expenses for various support activities such as executive management, finance and human resources and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Depreciation and amortization expense related to corporate assets and allocated to the segments was $4.3 million for the quarter ended September 30, 2006, $3.5 million for the quarter ended September 30, 2005, $15.2 million for the nine months ended September 30, 2006 and $10.4 million for the nine months ended September 30, 2005. Corporate assets consist primarily of internal-use software related to corporate activities, shared facilities, our prepaid postretirement asset and deferred tax assets.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the quarters ended September 30, 2006 and 2005:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2006	$234,103	$113,664	$50,320	$—	$398,087
	2005	226,614	125,449	60,438	—	412,501
Operating income:	2006	24,486	17,299	15,465	—	57,250
	2005	23,044	27,814	20,470	—	71,328
Depreciation and amortization expense:	2006	14,409	3,308	1,769	—	19,486
	2005	17,381	4,041	2,047	—	23,469
Total assets:	2006	852,463	161,360	122,031	159,797	1,295,651
	2005	936,077	196,017	127,598	201,205	1,460,897
Capital purchases:	2006	2,080	1,324	22	2,214	5,640
	2005	4,229	3,579	389	7,990	16,187

The following is our segment information as of and for the nine months ended September 30, 2006 and 2005:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2006	$703,315	$347,965	$161,196	$—	$1,212,476
	2005	675,546	420,057	188,694	—	1,284,297
Operating income:	2006	37,539	30,438	51,384	—	119,361
	2005	69,946	99,501	60,367	—	229,814
Depreciation and amortization expense:	2006	48,882	11,396	5,685	—	65,963
	2005	53,789	23,493	6,341	—	83,623
Asset impairment loss:	2006	18,285	26,413	—	—	44,698
	2005	—	—	—	—	—
Total assets:	2006	852,463	161,360	122,031	159,797	1,295,651
	2005	936,077	196,017	127,598	201,205	1,460,897
Capital purchases:	2006	7,713	3,771	389	22,010	33,883
	2005	9,372	8,157	912	23,976	42,417

Note 14: Subsequent event

On October 25, 2006, we completed the acquisition of the assets of Johnson Group, Inc. and its affiliated companies, which are in the business of providing prepress, printing, mailing and fulfillment, and finishing services. This acquisition allows us to expand our business in the custom, full color, digital and web-to-print space with our small business customers. It also provides potential opportunities longer term, specifically in the area of literature management, for financial institutions. The purchase price for this acquisition was approximately $17.5 million, including costs directly related to the acquisition, and was funded using availability on our existing credit facilities. Several key Johnson Group executives entered into employment agreements under which the executives are eligible for additional payments up to an aggregate amount of $2.5 million over a three-year period if certain financial targets are realized. This new business will be included in our Small Business Services segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Our businesses are organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 58.0% of our consolidated revenue for the first nine months of 2006. This segment sells checks, forms and related products to more than six million small businesses and home offices through direct response marketing, financial institution referrals, sales representatives, independent distributors and the internet. Small Business Services is comprised of New England Business Service, Inc. (NEBS), which we acquired in June 2004, and our former Business Services segment. Our Financial Services segment generated 28.7% of our consolidated revenue for the first nine months of 2006. This segment sells personal and business checks, related products and check merchandising services to approximately 7,500 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 13.3% of our consolidated revenue for the first nine months of 2006. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands via direct response marketing and the internet. All three of our segments operate primarily in the United States. Small Business Services also has operations in Canada.

Our results of operations for the first nine months of 2006 benefited from an increase in revenue per order and increased first-time buyers for Small Business Services as a result of the investments to grow our business, as well as synergies resulting from the NEBS acquisition, various other cost savings and lower amortization expense. These benefits were more than offset by a number of negative factors, including: an asset impairment loss of $44.7 million resulting from the abandonment of a software project; lower prices and an unfavorable shift in product mix in our Financial Services segment; and lower order volume in Direct Checks and Financial Services. The lower order volume resulted from the continuing decline in check usage. Also, in the case of Direct Checks, order volume from new customers decreased due to previous reductions in advertising spending and lower consumer response rates. Reorders also declined due to lower customer retention rates. Investments to execute our Small Business Services strategy also negatively impacted earnings.

Small Business Services Strategies

Our focus within Small Business Services is to continue executing strategies intended to drive sustained growth. One key element of these strategies is the interdependency between our Small Business Services and Financial Services segments. The relationships we have with financial institutions help generate small business referrals, which we serve through our Small Business Services segment. We believe Small Business Services provides one of the most comprehensive business product offerings for small businesses and we continue to analyze opportunities to extend our current portfolio of products and services. Further, we can service small businesses through many different sales channels, allowing small businesses to buy from us when, where and how they choose. Meeting the needs of small businesses in turn strengthens our ability to retain and acquire clients in our Financial Services segment as we enable them to better serve small business customers. Examples of steps we have already taken toward executing our strategies include the following:

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

•

Focused our sales team on expanding sales to new and existing customers. We have trained over 1,200 sales representatives to deliver consultative expertise and have realigned the majority of our sales and marketing channels from a focus on individual brands to organizations aligned to customer segments. In addition, we are focused on providing products to our customers that they currently purchase from other suppliers in order to increase our order sizes. With the breadth of our products, we are positioned to meet many of the needs of small businesses, thereby simplifying their purchasing process and increasing our revenue.

•

Executed and refined a tiered model for segmenting small business customers. This model allows us to direct our marketing approach based on how often a customer orders, the dollar value of an average order, which order channel the customer prefers and their loyalty to our brand or brands.

We believe that these initiatives contributed to a $27.8 million increase in Small Business Services revenue in the first nine months of 2006, as compared to 2005. Revenue per order increased due, in part, to our success in increasing order sizes. The number of orders also increased.

In October 2006, we completed the acquisition of the assets of Johnson Group, Inc. and its affiliated companies, which are in the business of providing prepress, printing, mailing and fulfilment, and finishing services. This acquisition allows us to expand our business in the custom, full color, digital and web-to-print space with our small business customers. It also provides potential opportunities longer term, specifically in the area of literature management, for financial institutions. The purchase price for this acquisition was approximately $17.5 million, including costs directly related to the acquisition, and was funded by using availability on our existing credit facilities. Several key Johnson Group executives entered into employment agreements under which the executives are eligible for additional payments up to an aggregate amount of $2.5 million over a three-year period if certain financial targets are realized. This new business will be included in our Small Business Services segment. We do not expect the acquisition to have a significant impact on diluted earnings per share or operating cash flow in 2006.

Industry Conditions

Two of our largest product groups, checks and business forms, are mature products and their use has been declining. According to our estimates, the total number of checks written in the United States has been in decline as a result of alternative payment methods, including credit cards, debit cards, automated teller machines and electronic payment systems. A 2004 Federal Reserve study reported that the check remains the largest single non-cash payment method in the United States, accounting for approximately 45% of all non-cash payments processed in 2003, down from 2000 when checks comprised approximately 60% of all non-cash payments. The Federal Reserve study also indicated that the use of personal checks is declining faster than the use of business checks. We estimate that personal check usage is declining between 4-5% per year. A new Federal Reserve study will be available in 2007. In addition to the decline in check usage, the use of business forms is also under pressure. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by business forms products.

Because check usage is declining and financial institutions are consolidating, we have been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Our traditional financial institution relationships are typically formalized through supply contracts averaging three to five years in duration. As we compete to retain and acquire new financial institution business, the resulting pricing pressure, combined with declining check usage in the marketplace, has reduced our revenue and profit margins. We expect this trend to continue.

In 2005 and early 2006, we entered into contracts with several larger new financial institution clients and renewed contracts with many others. We began seeing the impact of this new business late in the first quarter of 2006. We also expanded our check business with an existing major client late in the second quarter of 2006 and began producing for another one of these new clients early in the fourth quarter of 2006. At the same time, mid-2005 client losses from financial institution consolidations had a negative impact on revenue in comparison to 2005 in the first half of the year. Overall, by the end of this year we expect our share of the financial institution channel to increase over our share in 2005. Financial Services order volume for the third quarter of 2006 increased 4.1% compared to the same period last year, the first year-over-year increase since the fourth quarter of 2003. Financial Services order volume for the third quarter of this year also increased compared to both the first and second quarters of this year.

Our Direct Checks segment and portions of our Small Business Services segment have been impacted by reduced customer response rates to direct mail advertisements. Our own experience indicates that direct-to-consumer media response rates are declining across a wide variety of products and services. Additionally, our customer response rates are declining further due to the decline in check usage, the gradual obsolescence of standardized forms products and an increase in financial institutions providing free checks to consumers. Beginning in the fourth quarter of 2006, we expect to modestly increase our advertising expenditures in Direct Checks as we seek to gain volume in the direct-to-consumer channel.

Cost Reduction and Business Simplification Plans

We have previously announced that we are focusing on performance improvement plans, which include pursuing aggressive cost reduction and business simplification initiatives. These initiatives include plans to streamline our call center and check fulfillment activities, eliminate system and work stream redundancies and strengthen our go-to-market capabilities through the continuing application of lean principles. We believe significant cost reduction opportunities exist in our manufacturing, supply chain, and other shared services functions, primarily within our information technology functions, through the reduction of SKUs, standardization of products and services and improvements in sourcing third-party goods and services. Within Small Business Services, we are focusing on refining our business model and improving how we go to market, as well as evaluating the level and pace of our investment. In Financial Services, we are focusing on simplifying our core business model and reducing our cost structure while investing in new products and services. These identified opportunities collectively are expected to reduce our annual cost structure by at least $150 million, net of required investments, by the end of 2008. The baseline for these anticipated savings is the annual diluted earnings per share guidance for 2006 of $1.41 - $1.51, which we provided in our teleconference call held on July 27, 2006. We estimate that approximately 40-45% of the $150 million target will come from our shared services infrastructure organizations. We expect information technology will represent the greatest percentage of these shared services infrastructure savings by lowering our data center costs, improving mainframe and server utilization and reducing the cost of our networking and voice communications. We estimate that approximately 35-40% of the $150 million target will come from fulfillment, including manufacturing and supply chain, and we estimate that approximately 10-15% of the $150 million target will come from reorganizing our sales and marketing functions. Overall, one-third of the savings are expected to affect cost of goods sold, with the remaining two-thirds impacting selling, general and administrative (SG&A) expense. We have begun taking specific steps to reduce costs, such as announcing the closing of our customer service call center in Syracuse, New York planned for the first quarter of 2007, better managing our costs and vendor relationships, particularly in the information technology area, and further centralizing the purchase of indirect products and services.

Outlook

After considering the factors previously discussed, we expect that 2006 earnings will decrease from 2005. We estimate that revenue for 2006 will be between $1.630 billion and $1.638 billion, and we estimate that diluted earnings per share will be between $1.74 and $1.78 for 2006, which reflects the following key differentiators from 2005:

•	The asset impairment loss recorded in the second quarter of 2006 resulted in a $0.59 decrease in diluted earnings per share.

•

Revenue and operating income will continue to decline in Financial Services due to lower prices, unfavorable product mix, investments in business simplification and lower personal check usage. However, we expect our share of the financial institution channel to increase by the end of 2006 due to our recent client wins.

•	Revenue and operating income will continue to decline in Direct Checks due to lower direct marketing response rates, lower reorders and the decline in personal check usage.

•

We expect Small Business Services to deliver mid-single digit revenue growth from launching our Deluxe Business Advantage program and leveraging the investments we have made in our sales force and call centers. However, the investments in our sales infrastructure in the first half of this year, as well as manufacturing costs related to the facility consolidations completed in the second quarter, offset the profitability from the revenue growth in those quarters.

•

Our effective tax rate for 2006 is expected to be approximately 33.0%, compared to 37.0% for 2005, due to a lower overall state tax rate, a decrease in our estimated annual pre-tax income and one-time adjustments related to changes in our legal entity structure and the settlement of prior period tax audits.

•	We will realize an estimated $0.14 per share benefit in the fourth quarter of 2006 from selling an underperforming outsourced payroll services contract.

•	We have begun investing in our cost reduction efforts.

We anticipate that operating cash flow will be between $235 million and $245 million in 2006, compared to $178 million in 2005. We expect the increase in 2006 will be due to several factors: anticipated decreases of at least $45 million in contract acquisition payments to financial institution clients as fewer large clients are up for renewal in 2006 and we are seeking to reduce our use of up-front product discounts; a decision earlier in the year to reduce the level of prefunding of our medical, dental and severance benefits; lower payments for performance-based employee compensation based on our 2005 operating performance; the sale of an underperforming outsourced payroll services contract in the fourth quarter of 2006; and other positive working capital changes. We expect capital spending to be approximately $45 million in 2006 as we invest in our Small Business Services call centers, strategic selling and cost reduction initiatives and other projects that will add capabilities and increase synergies, primarily in manufacturing. In the third quarter of this year, we reduced our quarterly dividend amount by 37.5% to $0.25 per share. This reduction in our quarterly dividend is a part of our strategy to accelerate the rate at which we pay down debt and work to achieve greater financial flexibility.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands, except per order amounts)	2006	2005	Change		2006	2005	Change
Revenue	$398,087	$412,501	(3.5%	)	$1,212,476	$1,284,297	(5.6%	)

Orders	16,276	16,020	1.6%		48,796	49,672	(1.8%	)
Revenue per order	$24.46	$25.75	(5.0%	)	$24.85	$25.86	(3.9%	)

The decrease in revenue for the third quarter of 2006, as compared to the third quarter of 2005, was due to lower prices and unfavorable product mix in our Financial Services segment and a decline in volume for our Direct Checks segment. The volume decrease for Direct Checks was due to the overall decline in check usage, as well as lower customer retention, lower direct mail consumer response rates and lower advertising expenditures in prior periods. Partially offsetting these decreases were increased revenue per order and an increase in first-time buyers for our Small Business Services segment as we continued to implement the growth strategies discussed earlier under Executive Overview. Additionally, Financial Services volume increased, as the impact of net client gains exceeded the effect of the decline in check usage.

The decrease in revenue for the first nine months of 2006, as compared to the first nine months of 2006, was due to lower prices and unfavorable product mix in our Financial Services segment, a decline in volume for our Direct Checks segment, as discussed for the third quarter, and $11.7 million of contract termination payments in the second quarter of 2005. Additionally, volume declined in Financial Services as the decline in check usage exceeded the impact of net client gains. Partially offsetting these decreases was increased revenue for Small Business Services, as discussed for the third quarter, as well as an increase in revenue per order for Direct Checks due to a shift from the mail order channel to the internet channel, which typically results in higher revenue per order.

The number of orders increased for the third quarter of 2006, as compared to the third quarter of 2005, as the volume increase for Financial Services exceeded the negative impact of the Direct Checks volume decline. The number of orders decreased for the first nine months of 2006, as compared to the first nine months of 2005, due to the Direct Checks and Financial Services volume declines.

Revenue per order decreased in the third quarter of 2006 and the first nine months of 2006, as compared to the same periods in 2005, as lower prices and negative product mix in Financial Services more than offset the impact of the favorable comparisons for Small Business Services and Direct Checks.

Consolidated Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Gross profit	$248,358	$263,253	(5.7%)	$755,103	$832,205	(9.3%)
Gross margin	62.4%	63.8%	(1.4) pts.	62.3%	64.8%	(2.5) pts.

Gross margin decreased for the third quarter of 2006, as compared to the third quarter of 2005, primarily due to lower prices and negative product mix in Financial Services, as well as higher overall product delivery costs due to rate increases and fuel surcharges. Offsetting these decreases was the increase in Small Business Services revenue per order discussed earlier and lower material costs for Small Business Services.

Gross margin decreased for the first nine months of 2006, as compared to the first nine months of 2005, for the same reasons as discussed for the third quarter decline. Additionally, contract termination payments received in 2005 and costs related to consolidating operations as we closed two Small Business Services facilities in the second quarter of 2006 contributed to the decrease for the first nine months of the year.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
SG&A expense	$190,618	$192,041	(0.7%)	$595,502	$602,934	(1.2%)
SG&A as a percentage of revenue	47.9%	46.6%	1.3 pts.	49.1%	46.9%	2.2 pts.

The decrease in SG&A expense for the third quarter of 2006, as compared to the third quarter of 2005, was due to lower information technology expense and other cost savings, reduced marketing expense for Small Business Services and lower amortization expense related to intangible assets acquired as part of the NEBS acquisition in June 2004. Partially offsetting these decreases were higher customer care costs and commissions related to the revenue increase for Small Business Services, as well as severance charges of $1.7 million. Further information regarding the severance charges can be found under Restructuring Accruals.

The decrease in SG&A expense for the first nine months of 2006, as compared to the first nine months of 2005, was due to a decrease in amortization expense resulting primarily from one of our order capture software systems being fully amortized. Also contributing to the decrease were cost synergies resulting from the NEBS acquisition and other cost savings, lower performance-based employee compensation and lower marketing costs for Small Business Services. Partially offsetting these decreases were the investments discussed earlier under Executive Overview related to our Small Business Services growth strategies, as well as higher customer care costs and commissions for Small Business Services as a result of the increased revenue.

SG&A expense as a percentage of revenue increased for the third quarter and first nine months of 2006, as compared to the same periods in 2005, primarily due to the decline in revenue for Financial Services and Direct Checks and investments related to the Small Business Services revenue growth.

Asset Impairment Loss

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Asset impairment loss	$—	$—	$—	$44,698	$—	$44,698

During the second quarter of 2006, we determined that a software project intended to replace major portions of our existing order capture, billing and pricing systems would not meet our future business requirements in a cost-effective manner. Therefore, we made the decision to abandon the project. Accordingly, we wrote down the carrying value of the related internal-use software to zero. This resulted in an asset impairment loss of $44.7 million. Of this amount, $26.4 million was allocated to the Financial Services segment and $18.3 million was allocated to the Small Business Services segment.

Net Loss (Gain) on Assets Held for Sale

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Net loss (gain) on assets held for sale	$490	$(116)	$606	$(4,458)	$(543)	$(3,915)

In September 2006, we completed the sale of our Dallas, Texas facility, which was closed in 2004, realizing a gain of $0.3 million. We also executed a sales agreement in September 2006 for a NEBS facility which was closed prior to our acquisition of NEBS in June 2004. We recorded a loss of $0.8 million on this facility in the third quarter of 2006 based on the selling price less estimated costs of the sale. We expect the sale of this facility to be completed in the fourth quarter of this year. We currently have one additional facility held for sale. We have also executed a sales agreement for this facility and anticipate that we will complete the sale in the fourth quarter of this year. We expect the net sales price for this facility to exceed its carrying value. In the third quarter of 2005, we completed the sale of our Tucker, Georgia facility, which was closed in 2004.

Our results for the first nine months of 2006 also included the sale of our Campbell, California facility in the first quarter of 2006. Our results for the first nine months of 2005 also included the sale of our Indianapolis, Indiana facility in the second quarter of 2005.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Interest expense	$14,377	$13,661	5.2%	$42,966	$41,635	3.2%
Weighted-average debt outstanding	1,101,597	1,230,895	(10.5%)	1,123,116	1,239,374	(9.4%)
Weighted-average interest rate	4.64%	4.25%	0.39 pts.	4.57%	4.14%	0.43 pts.

The increase in interest expense for the third quarter and first nine months of 2006, as compared to the same periods in 2005, was due to higher interest rates. This impact was partially offset by the lower debt level in 2006.

Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Income tax provision	$12,227	$20,722	(41.0%)	$23,740	$70,391	(66.3%)
Effective tax rate	28.2%	35.5%	(7.3) pts.	30.9%	37.1%	(6.2) pts.

The decrease in our effective tax rate for the third quarter and first nine months of 2006, as compared to the same periods in 2005, was due to a lower overall state tax rate in 2006, as well as a decrease in our estimated annual pre-tax income for 2006, as compared to 2005. While the permanent differences between reported income and taxable income have remained relatively constant compared to 2005, the decrease in our estimated annual pre-tax income for 2006 results in our permanent differences having a larger impact on the effective tax rate. Additionally, our effective tax rate for the quarter and nine months ended September 30, 2006, included the impact of certain one-time adjustments which were included in our provision for income taxes for the third quarter of 2006. These items, which related to changes in our legal entity structure and the settlement of prior period tax audits, reduced our effective tax rate for the nine months ended September 30, 2006 by 1.7 percentage points. The decrease in our effective tax rate contributed $0.06 to diluted earnings per share for the third quarter of 2006, as compared to the third quarter of 2005, and contributed $0.10 to diluted earnings per share for the nine months ended September 30, 2006, as compared to the prior year period. We expect that our annual effective tax rate for 2006 will be approximately 33%.

RESTRUCTURING ACCRUALS

In conjunction with the acquisition of NEBS, we recorded $30.0 million of restructuring accruals for NEBS activities which we decided to exit. These accruals included $27.1 million of severance benefits, as well as $2.9 million due under noncancelable operating leases on facilities which have been or will be vacated as we consolidate operations. The severance accruals included payments due to 701 employees. This includes employees in the Tucker, Georgia printing facility, which was closed during the fourth quarter of 2004, and the Los Angeles, California and Athens, Ohio facilities, which were closed in the second quarter of 2006. Additionally, the accruals included employees in various functional areas throughout NEBS resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also included amounts due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminated redundancies between the two companies. Severance payments are expected to be substantially paid by the end of 2006, utilizing cash from operations. As a result of these facility closings and other employee reductions, we estimate that we will realize annual savings of approximately $5 million in cost of goods sold and $2 million in SG&A expense in 2006, in comparison to our 2005 results of operations. We do not expect to realize the full impact of the manufacturing facility closures in 2006 as the remaining locations adapt to the increased product variety and complexity required. As a result, we anticipate additional annual savings in 2007 of approximately $2 million in cost of goods sold.

During the quarter ended September 30, 2006, we recorded restructuring accruals of $2.1 million for employee severance related to the planned closure of our Financial Services customer service call center located in Syracuse, New York, as well as other employee reductions, primarily within our corporate shared services functions. The Syracuse facility is expected to be closed during the first quarter of 2007. The restructuring accruals included severance payments for 226 employees, which we expect to fully pay by the end of 2007, utilizing cash from operations. These restructuring charges are reflected as cost of goods sold of $0.4 million and SG&A expense of $1.7 million in our consolidated statements of income for the quarter and nine months ended September 30, 2006. As a result of these initiatives, we expect to realize annual cost savings of approximately $1 million in cost of goods sold and $4 million in SG&A expense in 2007, in comparison to our 2006 results of operations.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Revenue	$234,103	$226,614	3.3%	$703,315	$675,546	4.1%
Operating income	24,486	23,044	6.3%	37,539	69,946	(46.3%)
% of revenue	10.5%	10.2%	0.3 pts.	5.3%	10.4%	(5.1) pts.

The increase in revenue for the third quarter and first nine months of 2006, as compared to the same periods in 2005, was due to an increase in both revenue per order and the number of first-time customers resulting from the continued implementation of the growth strategies outlined in Executive Overview. We also began offering more products for our distributor channel. For the third quarter, these increases were partially offset by one less manufacturing day in 2006, as compared to the third quarter of 2005.

The increase in operating income for the third quarter of 2006, as compared to the third quarter of 2005, was due to various SG&A cost savings, primarily within information technology, lower manufacturing costs related to product and material mix, lower marketing costs due to reduced advertising expenditures, the impact of the revenue increase and lower amortization of acquisition-related intangible assets. These increases were partially offset by higher customer care costs and commissions related to the revenue increase, as well as higher product delivery costs.

The decrease in operating income for the first nine months of 2006, as compared to the first nine months of 2005, was due to the asset impairment loss of $18.3 million discussed earlier under Consolidated Results of Operations, investments related to our growth strategies, primarily the hiring and training of call center and sales personnel, as well as higher customer care costs and commissions related to the revenue increase, and higher manufacturing costs related to facility consolidations which occurred in the second quarter. These decreases were partially offset by the impact of the revenue increase, cost synergies resulting from the integration of NEBS and other cost savings initiatives, lower amortization of acquisition-related intangible assets, as certain of the assets are being amortized using accelerated methods, as well as lower marketing expense due to reduced advertising expenditures and lower performance-based employee compensation.

Changes in our allocation methodology for corporate costs resulted in a decrease of $10.3 million in Small Business Services operating income for the first nine months of 2006, as compared to the first nine months of 2005. As discussed under the caption “Note 13: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005 only for those corporate services which the NEBS portion of the business was utilizing. As such, the NEBS portion of Small Business Services did not bear any allocation of corporate costs in the first quarter of 2005 and did not bear a full allocation of corporate costs during the remainder of 2005. As of January 1, 2006, the NEBS portion of the business was fully integrated into all corporate functions and thus, Small Business Services results include a full allocation of corporate costs in 2006.

Financial Services

Financial Services sells personal and business checks, related products and check merchandising services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support, fraud prevention and customer retention programs.

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Revenue	$113,664	$125,449	(9.4%)	$347,965	$420,057	(17.2%)
Operating income	17,299	27,814	(37.8%)	30,438	99,501	(69.4%)
% of revenue	15.2%	22.2%	(7.0) pts.	8.7%	23.7%	(15.0) pts.

The decrease in revenue for the third quarter of 2006, as compared to the third quarter of 2005, was caused by lower revenue per order due to winning and renewing contracts at lower price levels, as well as an unfavorable shift in product mix to lower priced, non-licensed designs. Partially offsetting the lower revenue per order was an increase in volume, as the impact of net client gains exceeded the decline in check usage. Order volume increased 4.1% for the third quarter of 2006, as compared to the third quarter of 2005.

The decrease in revenue for the first nine months of 2006, as compared to the first nine months of 2005, was due to lower revenue per order, contract termination payments of $11.7 million in the second quarter of 2005, as well as a decline in volume. For the year-to-date period, the decline in check usage exceeded the impact of net client gains. Order volume decreased 0.2% for the first nine months of 2006, as compared to the first nine months of 2005.

The decrease in operating income for the third quarter of 2006, as compared to the third quarter of 2005, was due to the revenue decline, higher product delivery costs and severance charges related to the planned closing of our customer service call center located in Syracuse, New York in the first quarter of 2007. These impacts were partially offset by various cost saving initiatives, primarily within information technology.

Operating income decreased for the first nine months of 2006, as compared to the first nine months of 2005, for the same reasons as discussed for the third quarter decline. Additionally, the decrease for the first nine months of the year was due to the asset impairment loss of $26.4 million discussed earlier under Consolidated Results of Operations, which was partially offset by lower amortization expense related to one of our order capture software systems being fully amortized, a reduction in the allocation of corporate costs, a $4.9 million gain from a facility sale in the first quarter of 2006 and lower performance-based employee compensation. As discussed earlier, Small Business Services is now bearing a larger portion of corporate costs. This change resulted in a $6.9 million reduction in the allocation of corporate costs to Financial Services in the first nine months of 2006, as compared to the first nine months of 2005.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Revenue	$50,320	$60,438	(16.7%)	$161,196	$188,694	(14.6%)
Operating income	15,465	20,470	(24.5%)	51,384	60,367	(14.9%)
% of revenue	30.7%	33.9%	(3.2) pts.	31.9%	32.0%	(0.1) pts.

The decrease in revenue for the third quarter and first nine months of 2006, as compared to the same periods in 2005, was due to the overall decline in check usage, as well as lower customer retention, lower direct mail consumer response rates and lower advertising expenditures in prior periods. We believe that the decline in our customer response rates is attributable to the decline in check usage, an increase in financial institutions providing free checks to consumers and a general decline in direct marketing response rates. For the year-to-date period, the volume decline was partially offset by an increase in revenue per order resulting from our efforts to shift mail orders to the internet channel, which typically results in higher revenue per order.

The decrease in operating income for the third quarter of 2006, as compared to the third quarter of 2005, was primarily due to the revenue decline, partially offset by lower customer care costs associated with the lower order volume and lower advertising expense due to reductions in advertising expenditures in prior periods.

Operating income decreased for the first nine months of 2006, as compared to the first nine months of 2005, for the same reasons as discussed for the third quarter decline. Additionally, the decrease in operating income was partially offset by a reduction in the allocation of corporate costs. As discussed earlier, Small Business Services is now bearing a larger portion of corporate costs. This change resulted in a $3.4 million reduction in the allocation of corporate costs to Direct Checks in the first nine months of 2006, as compared to the first nine months of 2005.

CASH FLOWS

As of September 30, 2006, we held cash and cash equivalents of $9.3 million. The following table shows our cash flow activity for the nine months ended September 30, 2006 and 2005, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2006	2005	Change
Continuing operations:
Net cash provided by operating activities	$172,390	$113,598	$58,792
Net cash used by investing activities	(22,895)	(42,732)	19,837
Net cash used by financing activities	(150,198)	(82,395)	(67,803)
Effect of exchange rate change on cash	93	358	(265)
Net cash used by continuing operations	(610)	(11,171)	10,561
Net cash provided (used) by operating activities of discontinued operations	23	(3,915)	3,938
Net cash provided by investing activities of discontinued operations	2,971	15,042	(12,071)
Net change in cash and cash equivalents	$2,384	$(44)	$2,428

The $58.8 million increase in cash provided by operating activities for the first nine months of 2006, as compared to the first nine months of 2005, was due to a $51.3 million decrease in contract acquisition payments related to new financial institution contracts, a $26.2 million decrease in employee profit sharing and pension payments related to our 2005 operating results, a $24.0 million decrease in the amount we contributed to the voluntary employee beneficiary association (VEBA) trust we use to fund employee and retiree medical costs and severance benefits, and a $23.6 million decrease in income tax payments. These increases were largely offset by the lower earnings discussed earlier under Consolidated Results of Operations and other working capital changes.

Included in cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2006	2005	Change
Income tax payments	$53,399	$76,994	$(23,595)
Interest payments	33,354	33,145	209
Contract acquisition payments	16,121	67,423	(51,302)
Employee profit sharing and pension contributions	13,883	40,033	(26,150)
Voluntary employee beneficiary trust contributions	15,481	39,466	(23,985)
Severance payments	3,896	8,542	(4,646)

Cash used by investing activities in the first nine months of 2006 was $19.8 million lower than the first nine months of 2005, primarily due to lower capital expenditures, more cash proceeds from facility sales and the redemption of company-owned life insurance policies in 2006.

Cash used by financing activities in the first nine months of 2006 was $67.8 million higher than the first nine months of 2005 due to a $50.0 million payment on long-term debt which matured in the third quarter of 2006 and increased payments on short-term debt, as we continued to focus on reducing our debt level. These increases were partially offset by a $6.8 million reduction in dividend payments, as we lowered our quarterly dividend amount from $0.40 per share to $0.25 per share in the third quarter of 2006.

Net cash provided by investing activities of discontinued operations in the first nine months of 2006 was $12.1 million lower than the first nine months of 2005 due to the sale of our apparel business in the third quarter of 2005, partially offset by the sale of our remaining facility in Europe during the second quarter of 2006.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2006	2005	Change
Proceeds from shares issued under employee plans	$8,936	$10,674	$(1,738)
Proceeds from facility sales	7,438	1,733	5,705
Proceeds from redemptions of life insurance policies	4,890	—	4,890
Proceeds from sales of discontinued operations	2,971	15,042	(12,071)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2006	2005	Change
Cash dividends paid to shareholders	$54,073	$60,912	$(6,839)
Net payments on short-term debt	51,496	35,280	16,216
Payments on long-term debt	50,992	1,022	49,970
Purchases of capital assets	33,883	42,417	(8,534)

In October 2007, $325.0 million of our outstanding debt becomes payable. As that maturity approaches, we will determine the best method of repaying that debt. There are multiple financing options available to us, including the bank market, our credit facilities or additional long-term debt that would be issued under our outstanding shelf registration which became effective July 8, 2003. We currently have $328.0 million available under our credit facilities, and we can issue up to $425.0 million under our outstanding shelf registration. Cash generated by operating activities throughout the remainder of this year and in 2007 will also be a factor in our decision. Although cash provided by operating activities of $178.3 million for full year 2005 decreased from $307.6 million in 2004, we anticipate that cash provided by operating activities will increase significantly in 2006, as compared to 2005, due to anticipated decreases in contract acquisition payments to financial institution clients, lower performance-based employee compensation and other positive working capital changes. Additionally, in the third quarter of this year, we reduced our quarterly dividend amount by 37.5% to $0.25 per share. This will provide additional cash which may be used for debt service. We reduced our debt by $102.2 million during the first nine months of 2006, and we expect to reduce our debt by a total of $135 million to $145 million by the end of 2006. As such, we believe future cash flows provided by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the foreseeable future.

CAPITAL RESOURCES

Our total debt was $1,064.3 million as of September 30, 2006, a decrease of $102.2 million from December 31, 2005.

Capital Structure

(in thousands)	September 30, 2006	December 31, 2005	Change
Amounts drawn on credit facilities	$160,850	$—	$160,850
Commercial paper	—	212,346	(212,346)
Current portion of long-term debt	1,541	51,359	(49,818)
Long-term debt	901,871	902,805	(934)
Total debt	1,064,262	1,166,510	(102,248)
Shareholders’ deficit	(68,501)	(82,026)	13,525
Total capital	$995,761	$1,084,484	$(88,723)

We are in a shareholders’ deficit position due to the required accounting treatment for share repurchases. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.9 million shares remain available for purchase under this authorization. We have not repurchased any shares since the second quarter of 2004, and we do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on reducing our outstanding debt. Further information regarding changes in shareholders’ deficit during the first nine months of 2006 can be found under the caption “Note 12: Shareholders’ deficit” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Debt Structure

	September 30, 2006		December 31, 2005
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$898,265	4.5%	$948,026	4.4%	$(49,761)
Floating interest rate	160,850	5.8%	212,346	4.4%	(51,496)
Capital leases	5,147	10.4%	6,138	10.4%	(991)
Total debt	$1,064,262	4.7%	$1,166,510	4.4%	$(102,248)

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

We currently have a $500.0 million commercial paper program in place which is supported by two committed lines of credit. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes (EBIT) to interest expense of 3.0 times, as well as limits on levels of subsidiary indebtedness. We were in compliance with all debt covenants as of September 30, 2006, and we expect to remain in compliance with all debt covenants throughout the remainder of this year and throughout 2007.

As of September 30, 2006, amounts were available under our committed lines of credit for borrowing or for support of additional commercial paper, as follows:

(in thousands)	Total available	Expiration date	Commitment fee
Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%
Total committed lines of credit	500,000
Amounts drawn on credit facilities	(160,850)
Outstanding letters of credit	(11,187)
Net available for borrowing as of September 30, 2006	$327,963

In October 2006, Standard and Poor’s credit rating agency (S&P) lowered our long-term debt rating from BB+ to BB- with a negative outlook. Our S&P short-term credit rating remains at B. S&P indicated that the downgrade reflects an increase in expected operating challenges. In August 2006, Moody’s Investors Service (Moody’s) lowered our long-term debt rating from Baa3 to Ba2, lowered our short-term debt rating from Prime-3 to Not Prime and assigned a Ba2 corporate family rating with a negative outlook. Moody’s indicated that the downgrades reflect a lower revenue base and lower operating margins.

Given the credit rating downgrades, the commercial paper market has not been available to us. As necessary, we will utilize our $500.0 million committed lines of credit or issue term debt, depending on which alternative is most economical. Our credit facilities do not have covenants or events of default tied to our credit ratings.

OTHER CHANGES IN FINANCIAL CONDITION

Other current assets decreased $19.1 million from December 31, 2005. This is primarily due to a reduction in the prepayment related to the VEBA trust we use to fund employee and retiree medical costs, as well as severance benefits. Historically, we made the majority of our contributions to this trust in the first quarter of the year and would fund our obligations from the trust assets throughout the year. During 2006, we decided to change this practice. We now fund the VEBA obligations throughout the year because the tax benefit from pre-funding the trust no longer exceeds the interest cost associated with the pre-funding. During the nine months ended September 30, 2006 and 2005, we contributed $15.5 million and $39.5 million, respectively, to the trust. As of September 30, 2006, our liability for incurred but not reported medical claims exceeded the prepaid balance in the VEBA. As such, no amount was reported in other current assets for the VEBA trust as of September 30, 2006.

Other non-current assets include contract acquisition costs of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the first nine months of 2006 and 2005 were as follows:

	Nine Months Ended September 30,
(in thousands)	2006	2005
Balance, beginning of year	$93,664	$83,825
Additions(1)	13,929	50,583
Amortization	(28,063)	(25,960)
Refunds from contract terminations	—	(5,607)
Balance, end of period	$79,530	$102,841

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $16,121 for the nine months ended September 30, 2006 and $67,423 for the nine months ended September 30, 2005.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $2.9 million as of September 30, 2006 and $3.9 million as of December 31, 2005. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $5.5 million as of September 30, 2006 and $6.7 million as of December 31, 2005.

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

A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2005. During the third quarter of 2006, we entered into a new direct mail advertising contract for the Direct Checks segment. As discussed under Executive Summary, we intend to modestly increase advertising expenditures in Direct Checks beginning in the fourth quarter of

2006 to gain volume in the direct-to-consumer channel. The new contract requires annual spending of approximately $11.5 million each year from 2007 through 2012, for a total obligation of $69 million dollars. The contract can be cancelled at the end of 2010 for a fee of approximately $0.6 million. During October 2006, we executed an amendment to an information technology contract, primarily related to network servers. Under this amendment, our contractual obligations were reduced $6.5 million for 2007 and $7.8 million each year for 2008 through 2012, for a total reduction of $45.5 million. There were no other significant changes to the total obligations previously reported.

RELATED PARTY TRANSACTIONS

We entered into no related party transactions during the nine months ended September 30, 2006 or during 2005.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes to these accounting policies during the nine months ended September 30, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified prospective method. Prior to this, we were applying the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in our accounting for employee share-based compensation awards. We adopted SFAS No. 123 on January 1, 2004, using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under this method, the results of operations presented for 2005 reflect compensation expense for all employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2004. Upon the adoption of SFAS No. 123(R), we continued to recognize compensation expense for all of our employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2006. As such, our results of operations for all periods presented include compensation expense for all outstanding employee share-based awards. The adoption of SFAS No. 123(R) had the following impacts on our consolidated financial statements:

•

Effective January 1, 2006, a portion of our restricted stock unit awards have been reclassified from shareholders’ deficit to accrued liabilities in our consolidated balance sheet. Certain of these awards may be settled in cash if an employee voluntarily chooses to leave the company. Under the provisions of SFAS No. 123(R), these awards must be classified as liabilities in the consolidated balance sheet and must be re-measured at fair value as of each balance sheet date. The amount reclassified as of January 1, 2006 totalled $1.9 million, which approximated the fair value of these awards on their grant dates. The re-measurement of these awards as of September 30, 2006 resulted in an increase in SG&A expense of $16,000 for the quarter ended September 30, 2006. For the nine months ended September 30, 2006, the re-measurement of these awards, including the effect of the change in accounting principle, resulted in a $1.0 million decrease in SG&A expense. The cumulative effect of the change in accounting principle was not presented separately in the consolidated statements of income, as it was not material.

•

We modified our method of recognizing compensation expense for stock option awards granted to individuals achieving “qualified retiree” status prior to completion of the options’ normal vesting period. Previously, we recognized expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retired with qualified retiree status. Upon adoption of SFAS No. 123(R), we are now required to recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable award agreement. This change is applied only to new awards granted after January 1, 2006. If we had applied this expense recognition methodology to awards granted prior to January 1, 2006, it would have reduced compensation expense $0.1 million for the quarter ended September 30, 2006 and $0.3 million for the quarter ended September 30, 2005. This methodology would have decreased compensation expense $0.5 million for the nine months ended September 30, 2006 and would have increased compensation expense $0.2 million for the nine months ended September 30, 2005. The terms of our awards granted subsequent to January 1, 2006 require that the compensation committee of our board of directors determine on an individual basis whether an employee is a qualified retiree upon their termination of employment with the company. As such, we do not accelerate the recognition of expense on these awards until the compensation committee makes this determination.

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

•

SFAS No. 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, we reported these amounts as a component of cash flows from operating activities. For the nine months ended September 30, 2005, $1.5 million was included in cash provided by operating activities of continuing operations for the excess tax benefit of employee share-based awards.

The adoption of SFAS No. 123(R) increased compensation expense for the quarter ended September 30, 2006 and reduced compensation expense for the nine months ended September 30, 2006. As such, the adoption of SFAS No. 123(R) had the following dollar impacts on our consolidated statements of income and our consolidated statement of cash flows:

(in thousands, except per share amounts)	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Income before income taxes	$(16)	$954
Income from continuing operations	(12)	584
Net income	(12)	584
Earnings per share – basic	—	0.01
Earnings per share – diluted	—	—
Cash used by financing activities	195	1,175

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. The new standard is effective for us on January 1, 2008. We are currently in the process of analyzing the impact of this new standard on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The new standard requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. This requirement applies to our December 31, 2006 financial statements. As such, our year-end consolidated balance sheet will reflect the funded status of our postretirement benefit plans, with a corresponding adjustment reported in other comprehensive loss, net of tax. We recently adopted a plan amendment to our postretirement medical benefit plan, which required us to perform a re-measurement of our plan assets and liabilities as of July 31, 2006. As of that date, our postretirement medical benefit plan was underfunded $10.0 million. As of September 30, 2006, our consolidated balance sheet included a postretirement asset of $30.3 million for this plan. Upon adoption of SFAS No. 158, the postretirement asset will be reclassified to shareholders’ deficit, net of tax, and a liability will be recorded for the underfunded amount, with a corresponding adjustment to shareholders’ deficit, net of tax. As disclosed in our Form 10-K for the year ended December 31, 2005, our pension plans were underfunded $4.8 million on an aggregate basis as of that date, with related liabilities of $4.2 million included in our consolidated balance sheet as of December 31, 2005. Upon adoption of SFAS No. 158, we will adjust our pension liabilities to the funded status of our plans, with a corresponding adjustment to shareholders’ deficit, net of tax. The new standard also requires companies to measure the funded status of a plan as of the date of its year-end balance sheet. We currently use September 30 as our measurement date. As such, we will need to change our measurement date to December 31 beginning in 2008.

In September 2006, the FASB ratified the consensuses reached by the EITF regarding EITF Issue No. 06-05, Accounting for Purchases of Life Insurance-Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. The new guidance provides clarification as to how companies should calculate the amount reflected on their balance sheets for the cash surrender value of life insurance policies. The long-term investments reported on our consolidated balance sheets consist primarily of investments in life insurance policies. Our accounting for these policies complies with the new guidance. As such, the new guidance has no impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. We apply the methodology outlined in SAB No. 108 when assessing financial statement errors. As such, SAB No. 108 has no impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first nine months of 2006, we used our committed lines of credit to fund working capital requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2006, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted- average interest rate
Long-term notes maturing October 2007	$324,933	$316,251	3.50%
Long-term notes maturing December 2012	298,825	246,000	5.00%
Long-term notes maturing October 2014	274,507	228,594	5.13%
Amounts drawn on credit facilities	160,850	160,850	5.84%
Capital lease obligations maturing through September 2009	5,147	5,147	10.41%
Total debt	$1,064,262	$956,842	4.73%

(1) Based on quoted market rates as of September 30, 2006, except for capital lease obligations which are shown at carrying value.

Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $1.3 million for the first nine months of 2006.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2006, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.9 million shares remain available for purchase under this authorization. During the third quarter of 2006, we did not purchase any of our own equity securities under this authorization, and we have not completed any such purchases since the second quarter of 2004. We do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on reducing our outstanding debt. However, we have not terminated this authorization, and we may purchase additional shares under this authorization in the future.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2006, we withheld 8,906 shares in conjunction with the vesting of restricted stock and restricted stock units.

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

*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)	*

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

*

10.1	Offer Letter, dated as of September 15, 2006, between us and Richard S. Greene	Filed herewith
12.1	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

___________________

* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Dated:	November 6, 2006	By:	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2006	By:	/s/ Richard S. Greene
Richard S. Greene Chief Financial Officer (Principal Financial Officer)

Dated:	November 6, 2006	By:	/s/ Terry D. Peterson
Terry D. Peterson Vice President, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Offer Letter, dated as of September 15, 2006, between us and Richard S. Greene

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002