Form 10-K
period 2006-12-31
DELUXE CORP
filed 2007-02-16
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 483-7111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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
   Yes     ✓ No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $894,755,018 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on June 30, 2006. The number of outstanding shares of the registrant’s common stock as of February 9, 2007, was 51,595,112.

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

COMPANY OVERVIEW

Through our industry-leading businesses and brands, we help small businesses and financial institutions better manage, promote, and grow their businesses. We use direct marketing, a North American sales force, financial institution referrals, independent distributors and the internet to provide our customers a wide range of customized products and services: personalized printed items (checks, forms, business cards, stationery, greeting cards, labels, and retail packaging supplies), promotional products and merchandising materials, fraud prevention services and financial institution customer retention programs. We also sell personalized checks, accessories and services directly to consumers.

BUSINESS SEGMENTS

Our business segments consist of Small Business Services (SBS), Financial Services and Direct Checks. Our businesses are generally organized by type of customer and reflect the way we manage the company. Additional information concerning our segments appears under the caption “Note 17: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Small Business Services

SBS is comprised of New England Business Service, Inc. (NEBS), which we acquired in June 2004, and our former Business Services segment. SBS is our largest segment in terms of revenue and operating income, and we are concentrating on profitably growing this segment. SBS strives to be a leading resource to small businesses by providing personalized products and services that help them manage and build their businesses. Through SBS, we sell business checks, forms and related printed products. We also sell retail packaging supplies, advertising specialties and small quantity printing and payroll services. In October 2006, we completed the acquisition of the assets of Johnson Group and its affiliated companies which provide prepress, printing, mailing and fulfillment, and finishing services. This acquisition allows us to expand our business in the custom, full-color digital and web-to-print space with our small business customers. SBS serves more than six million small business customers in the United States and Canada.

The majority of SBS products are distributed through more than one channel. Our primary channels are direct mail, in which promotional advertising is delivered by mail to small businesses, and financial institution referrals. These efforts are supplemented by the account development efforts of an outbound telemarketing group. We also have a network of independent local dealers and Safeguard® distributors, as well as our field sales organization that is utilized to call directly on small businesses. Customer service for initial order support, product reorders and routine service is provided by a network of call center representatives located throughout the United States and Canada.

We are using the following strategies to grow revenue and increase operating margin in this segment:

•	Consolidate brands and leverage cross-selling opportunities;
•	Increase our share of the amount small businesses spend on the products and services in our portfolio; and
•	Further leverage customer referrals that we receive from our financial institution clients.

To accomplish our strategies, we are utilizing our Deluxe Business AdvantageSM program and traditional direct response marketing methods to acquire customers. Our Deluxe Business Advantage program provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our inside sales team works in combination with our outbound calling and field sales force, which makes one-on-one contact with small businesses and financial institution branches more effective. Once the customer is acquired, we then implement our integrated contact and marketing strategies to deploy the proper resource to the customer depending on their particular needs. Our first-time buyer development and customer retention programs use segmentation and analytics to develop sales and marketing investment levels. Based on database modeling and analysis, a customer’s potential for retention and additional product purchases is determined. This allows us to make decisions regarding the level of field sales representatives, outbound telephone sales and direct mail which will be targeted to particular customers. We believe this integrated contact plan will develop the potential of new buyers, help us better retain existing customers and grow our share of the amount small businesses spend on various personalized products.

Financial Services

Financial Services sells personal and business checks, check-related products and services, and customer loyalty services to financial institutions. We offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support and fraud prevention. Our relationships with specific financial institutions are usually formalized through supply contracts averaging three to five years in duration. Consumers and small businesses typically submit their check order to their financial institution, which then forwards the order to us. We process the order and ship it directly to the consumer or small business. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed or cause-related designs we offer, including Disney®, Warner Brothers®, Garfield®, PGA TOUR®, NOVA®, Wyland®, Thomas Kinkade®, Susan G. Komen Breast Cancer Foundation and National Arbor Day Foundation®. Our strategies within Financial Services are as follows:

•	Continue to retain core check revenue, acquire new customers and simplify our business model; and
•	Provide services and products that differentiate us from the competition and make us a more relevant business partner to our financial institution clients.

To achieve our strategies we are leveraging our customer acquisition and loyalty programs, our DeluxeSelectSM merchandising platform, our Deluxe Business Advantage program and enhanced small business customer service. Our efforts to expand beyond check-related products include recently introduced services, as well as pilots for several other new services for our financial institution clients. These new services focus on new customer acquisition and customer loyalty. One example is the Welcome HomeSM Tool Kit, a package for financial institution branch offices which enables them to forge strong bonds with new customers, thereby increasing customer loyalty and retention. Another example is DeluxeCalling SM, a consumer calling service providing a first point of contact with new indirect loan consumers on behalf of our financial institution clients. This service leverages our core competency of call center expertise, and results in incremental revenue and increased customer retention for our financial institution clients. Our DeluxeSelect program allows a financial institution’s customers to buy checks when, where and in what manner they desire, whether it is via the phone, our voice response system or the internet. By allowing us to perform the check merchandising function on their behalf, financial institutions have the opportunity to lower their costs, increase the profitability of their check programs and increase their brand image and customer satisfaction. The Deluxe Business Advantage program is designed to maximize financial institution business check programs by offering expanded personalized service to small businesses with a number of service level options. This program leverages the 2004 NEBS acquisition, which brought us expanded product and service offerings, as well as a nationwide sales force with extensive knowledge of small business needs. We also provide the Deluxe ID TheftBlock® program, an advanced suite of monitoring and protection services we offer to consumers on behalf of our financial institution clients. This program enhances traditional identity protection tools by adding check order screening, daily credit monitoring and access to fraud resolution assistance.

In addition to these value-added services, we have continued to expand our Knowledge ExchangeTM Series for financial institution clients through which we host knowledge exchange expos, conduct web seminars and host special industry conference calls, as well as offer specialized publications. Through this program, financial institutions gain knowledge and exposure to thought leaders in areas that most impact their core strategies: client loyalty, small business and retail client strategy, cost management, customer experience and brand enhancement. Our Collaborative initiative, a key component of the Knowledge Exchange Series, enlists a team of leading financial institution executives who meet with us over a one year timeframe to develop and test specific and focused solutions on behalf of the financial services industry. These findings and new strategies or services are then disseminated for the benefit of all our clients. Our Small Business Collaborative initiative grew out of our Knowledge Exchange Series and explored and identified innovative ways for financial institution clients to improve relationships with small businesses. The 2007 Collaborative plans to explore new ways in which financial institutions can improve the customer dispute resolution process in such a way that customer loyalty is enhanced. Providing products and services that differentiate us from the competition is expected to help offset the decline in check usage and the pricing pressures we are experiencing. As such, we are also focused on accelerating the pace at which we introduce new products and services.

In addition to our initiatives to retain customers and introduce new products and services, we will continue our efforts to simplify processes and eliminate complexity in this business. These efforts are focused on streamlining call center and check fulfillment activities, redesigning services into standardized flexible models, eliminating multiple systems and work streams, and strengthening “go-to-market” capabilities and processes using lean principles.

Direct Checks

Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brand names. Through these two brands, we sell personal and business checks and related products directly to consumers using direct response marketing and the internet. We estimate the direct-to-consumer personal check printing portion of the payments industry accounts for approximately 15-20% of all personal checks sold. Our strategy is to maximize customer lifetime value through more effective new customer acquisition, increased customer retention and maximization of the direct segment small business opportunity.

We use a variety of direct marketing techniques to acquire new customers, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites, which include: www.checksunlimited.com, www.designerchecks.com and www.checks.com. Our direct-to-consumer focus has resulted in a customer base of over 42 million lifetime customers, the most in the direct-to-consumer checks marketplace.

Direct Checks competes primarily on price and design. Pricing in the direct-to-consumer channel is generally lower than prices charged in the financial institution channel. We also compete on design by seeking to offer the most attractive selection of images with high consumer appeal, many of which are acquired or licensed from well-known artists and organizations such as Disney®, Warner Brothers®, Harley Davidson® and Thomas Kinkade.

Our focus within Direct Checks is to re-capture a larger portion of the direct-to-consumer channel by continuing to implement the following strategies:

•	Modestly increase our marketing spend to recapture direct channel share;
•	Acquire and retain customers; and
•	Maximize the lifetime value of customers by selling new features and accessories.

We have recently introduced a new product within Direct Checks that has been well received by consumers. The new product, called EZShieldTM, is a fraud protection service which provides reimbursement to consumers for forged signatures or endorsements and altered checks. We are also developing improved call center processes to provide additional products to Direct Checks’ small business customers, and we continue to explore other avenues to increase sales to existing customers. Additionally, during the third quarter of 2006, we entered into a new direct mail advertising contract which increases our advertising circulation of free-standing inserts for at least the next several years beginning in the first quarter of 2007. This has been an effective form of new customer acquisition in this channel.

PRODUCTS

Revenue, by product, as a percentage of consolidated revenue for the last four years was as follows:

	2006	2005	2004	2003
Checks and related services	63.5%	65.4%	75.8%	89.3%
Other printed products, including forms	17.4%	17.3%	7.8%	1.7%
Accessories and promotional products	14.8%	13.4%	14.0%	9.0%
Packaging supplies and other	4.3%	3.9%	2.4%	—
Total revenue	100.0%	100.0%	100.0%	100.0%

We have grown our sales of non-check products. This shift, along with the decline in check usage, has resulted in a decrease in check revenue as a percentage of total revenue. We are the largest provider of checks in the United States, both in terms of revenue and the number of checks produced. We provide check printing and related services for approximately 7,500 financial institution clients, as well as personalized checks, related accessories and fraud prevention services directly to millions of small businesses and consumers. Checks and related services account for most of the revenue in our Financial Services and Direct Checks segments and represent 45.6%, 44.1%, 51.8% and 79.9% of SBS total revenue in 2006, 2005, 2004 and 2003, respectively.

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

MANUFACTURING

We continue to focus on improving the customer experience by providing excellent service and quality, reducing costs and increasing productivity. We accomplish this by embedding lean operating principles in all processes, emphasizing a culture of continuous improvement. Under this approach employees work together to produce products, rather than working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, the results are improved productivity and lower costs. We continue to see the benefit of these operational efficiencies in our results. The expertise we have developed in logistics, productivity and inventory management, as well as the decline in check usage due to the use of alternative payment methods, has allowed us to reduce our number of production facilities while still meeting client requirements. We closed six check printing facilities in 2004, and in 2006, we closed our Los Angeles, California and Athens, Ohio printing facilities. Aside from our plant consolidations, we continue to seek other means to further increase efficiencies.

We have also implemented a shared services approach to manufacturing through which our three business segments share manufacturing operations. This allows us to create centers of operational excellence that have a culture of continuous improvement. We have created blended sites to serve a variety of segments, brands and channels. As a result, we continue to reduce costs by utilizing our assets and printing technologies more efficiently and by enabling employees to better leverage their capabilities and talents.

INDUSTRY OVERVIEW

Checks

According to a Federal Reserve study released in December 2004, approximately 37 billion checks are processed annually. The check is the largest single non-cash payment method in the United States, accounting for approximately 45% of all non-cash payment transactions. Updated information is expected in 2007 when the Federal Reserve publishes the results of its next study. According to our estimates, the use of personal checks is declining by four to five percent per year and the use of business checks is declining two to three percent per year. The total transaction volume of all electronic payment methods now exceeds check payments, and we expect this trend to continue.

Small Business Customers

The Small Business Administration’s Office of Advocacy defines a small business as an independent business having fewer than 500 employees. In 2005, the most recent date for which information is available, it was estimated that there were approximately 26 million small businesses in the United States. This represents 99.7% of all employers. Small businesses employ half of all private sector employees and generated over 60% of net new jobs created each year over the last decade.

The small business market is impacted by economic conditions and the rate of small business formations. Small business growth continues to parallel the overall economy. According to the National Federation of Independent Business (NFIB), small business optimism weakened in 2006 to a more neutral reading, while sales volume continued to be positive through the end of the year. We do not expect economic conditions to have a significant impact on our 2007 results.

We seek to serve the needs of the small business customer. We design, produce and distribute business checks, forms, envelopes, retail packaging and related products to help them grow and promote their business. The rate checks are used by small businesses has thus far not been impacted as significantly by the use of alternative payment methods. The Formtrac 2005 report from the Document Management Industries Association (DMIA), the most recent data available, indicates that the business check portion of the markets serviced by SBS declined at a rate of two to three percent in 2005. Business forms products are also under pressure. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications and electronic transaction systems have been designed to automate many of the functions performed by business forms products.

Financial Institution Clients

Checks are most commonly ordered through financial institutions. We estimate approximately 80-85% of all consumer checks are ordered in this manner. Financial institutions include banks, credit unions and other financial services companies. Several developments related to financial institutions have affected the check printing portion of the payments industry:

•

Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. This has put significant pricing pressure on check printers.

•

Financial institutions continue to consolidate through mergers and acquisitions. Often, the newly-combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with one of the financial institutions, but also to gain the business of the other party in the merger/acquisition.

•

Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, the length of our contracts with financial institutions range from three to five years. However, contracts are sometimes renegotiated or bought out mid-term due to a consolidation of financial institutions.

•

Banks, especially larger ones, may request a pre-paid product discount, made in the form of cash incentives, payable at the beginning of a contract. These contract acquisition payments negatively impact check producers’ cash flows in the short-term.

Consumer Direct Mail Response Rates

Direct Checks has been impacted by reduced consumer response rates to direct response marketing advertisements. We believe that the decline in our customer response rates is attributable to the decline in check usage and a general decline in direct marketing response rates. We continuously evaluate our marketing techniques to ensure we utilize the most effective and affordable advertising media.

Competition

The small business forms and supplies industry is highly fragmented with many small local suppliers and large national retailers. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution clients, reasonable prices, high quality and dependable service.

In the small business forms and supplies industry, the competitive factors influencing a customer’s purchase decision are product guarantees, breadth of product line, speed of delivery, product quality, price, convenience and customer service. Our primary competitors are local printers, business form dealers, contract stationers and office product superstores. Local printers provide personalization and customization, but typically have a limited variety of products and services, as well as limited printing sophistication. Office superstores offer a variety of products at competitive prices, but provide limited personalization and customization, if any. We are aware of numerous independent companies or divisions of companies offering printed products and business supplies to small businesses through direct mail, distributors or a direct sales force.

In the check printing portion of the payments industry, we face considerable competition from several other check printers, and we expect competition to remain intense as check usage continues to decline and financial institutions continue to consolidate. We also face competition from check printing software vendors and from internet-based sellers of checks and related products. Moreover, the check product must compete with alternative payment methods, including credit cards, debit cards, automated teller machines and electronic payment systems.

In the financial institution check printing business, the principal factors on which we compete are product and service breadth, price, quality and check merchandising program management. From time to time, some of our check printing competitors have reduced the prices of their products in an attempt to gain greater volume. The corresponding pricing pressure placed on us has resulted in reduced profit margins and some loss of business. Continuing pricing pressure will likely result in additional margin compression. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution have been a practice within the industry since the late 1990’s. However, both the number of financial institution clients requesting these payments and the size of the payments has increased in recent years, and has fluctuated significantly from year to year. These up-front payments negatively impact check printers’ cash flows in the short-term and may result in additional pricing pressure when the financial institution also negotiates greater product discount levels throughout the term of the contract. Beginning in 2006, we sought to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract. We plan to continue this strategy in 2007.

In late December 2006, our two primary competitors in the check printing portion of the payments industry announced a merger plan, which is subject to regulatory approval. If successful, the merger will consolidate two of the largest check printers in the United States. We are uncertain as to how this planned merger will impact competition for our check printing businesses.

Seasonality

General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products and services experience weak economic conditions that may negatively impact revenue. We experience some seasonal trends in the sale of our products. For example, holiday card sales often are stronger in the fourth quarter of the year, and sales of tax forms are stronger in the first quarter of the year.

Raw Materials and Supplies

The principal raw materials used in producing our main products are paper, ink, cartons and printing plate material, which we purchase from various sources. We also purchase stock business forms produced by third parties. We believe that we will be able to obtain an adequate supply of materials from current or alternative suppliers.

Governmental Regulation

We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act (the Act) and other federal regulation and state law on the same subject. These laws and regulations require us to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter. Our financial institution clients request various contractual provisions in our supply contracts that are intended to comply with their obligations under the Act and with other privacy and security oriented laws. The regulations require some of our businesses to provide a notice to consumers to allow them the opportunity to have their nonpublic personal information removed from our files before we share their information with certain third parties. The regulations, including the above provision, may limit our ability to use consumer data to pursue certain business opportunities.

Congress and many states have passed and are considering additional laws or regulations that, among other things, restrict the use, purchase, sale or sharing of nonpublic personal information about consumers and business customers. Laws and regulations may be adopted in the future with respect to the internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and decrease the demand for our products and services. We do not expect that changes to these laws and regulations will have a significant impact on our business in 2007.

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

EMPLOYEES

As of December 31, 2006, we employed 8,396 employees in the United States and 417 employees in Canada. None of our employees are represented by labor unions, and we consider our employee relations to be good.

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

A copy of this report may be obtained without charge by calling 651-787-1068 or by sending a written request to the attention of Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

Name	Age	Present Position	Executive Officer Since
Anthony Scarfone	45	Senior Vice President, General Counsel and Secretary	2000
Luann Widener	49	Senior Vice President, Chief Sales and Marketing Officer for Financial Institutions and Small Businesses	2003
Terry Peterson	42	Vice President, Investor Relations and Chief Accounting Officer	2005
Leanne Branham	43	Vice President, Fulfillment	2006
Mike Degeneffe	42	Chief Information Officer	2006
Richard Greene	42	Senior Vice President, Chief Financial Officer	2006
Lynn Koldenhoven	40	Vice President, Sales and Marketing Direct-to-Consumer	2006
Lee Schram	45	Chief Executive Officer	2006
Jeff Stoner	43	Senior Vice President, Human Resources	2006

Anthony Scarfone joined us in September 2000 as senior vice president, general counsel and secretary.

Luann Widener was named chief sales and marketing officer for financial institutions and small businesses in October 2006. From March 2006 until October 2006, Ms. Widener was senior vice president, president of manufacturing shared services, supply chain and Financial Services. From June 2003 to March 2006, Ms. Widener served as senior vice president, human resources and in December 2005, she assumed responsibility for our manufacturing and supply chain operations. From July 2000 to June 2003, Ms. Widener served as vice president of manufacturing operations for our Financial Services segment.

Terry Peterson was named vice president of investor relations in October 2006. From May 2006 to September 2006, Mr. Peterson served as interim Chief Financial Officer and was named chief accounting officer in March 2005. Mr. Peterson joined us in September 2004 and served as director of internal audit until March 2005. From August 2002 until August 2004, Mr. Peterson was vice president and controller of the GCS Services Division of Ecolab, Inc., a worldwide developer and marketer of premium cleaning and sanitation products. Before joining Ecolab, Inc., Mr. Peterson held executive finance positions with Provell, Inc. (formerly Damark International, Inc.), a developer of customized marketing programs and services, including acting chief financial officer and controller from September 2001 to August 2002.

Leanne Branham was named vice president, fulfillment in October 2006. From July 2004 to October 2006, Ms. Branham served as vice president of manufacturing shared services and from July 2003 to June 2004, Ms. Branham was vice president of manufacturing for Financial Services. From May 2001 to July 2003, Ms. Branham served as director of marketing for Direct Checks.

Mike Degeneffe joined us as chief information officer in October 2006. From September 2000 to October 2006, Mr. Degeneffe was employed by Residential Funding Corporation, a business unit of General Motors Acceptance Corporation (GMAC), where he served as chief information officer and enterprise chief technology officer from September 2004 to October 2006 and as managing director from April 2001 to September 2004.

Richard Greene joined us as senior vice president, chief financial officer in October 2006. From April 2005 to April 2006, Mr. Greene served as chief financial officer of the plastics and adhesives segment of Tyco International Ltd., which was renamed Covalence Specialty Materials Corp. upon divestiture. From October 2003 to April 2005, Mr. Greene was vice president and chief financial officer of the Tyco Plastics unit of Tyco International Ltd. From July 1999 to October 2003, Mr. Greene held various finance leadership positions at wholly-owned subsidiaries of Honeywell International Inc., a diversified technology and manufacturing company.

Lynn Koldenhoven was named vice president, sales and marketing direct-to-consumer in October 2006. Prior to this, Ms. Koldenhoven held a variety of positions within Direct Checks, including: interim vice president from February 2006 to October 2006, executive director of marketing from March 2004 to January 2006, director of core marketing from July 2003 to March 2004 and manager of checks manufacturing from May 2001 to July 2003.

Lee Schram joined us as chief executive officer in May 2006. From March 2003 to May 2006, Mr. Schram served as senior vice president of the Retail Solutions Division of NCR Corporation (NCR), a leading global technology company. From January 2002 to March 2003, Mr. Schram was vice president and general manager, payment solutions of the Financial Services Division of NCR. From September 2000 to January 2002, Mr. Schram served as chief financial officer of the Retail and Financial Group of NCR.

Jeff Stoner was named senior vice president, human resources in March 2006. Mr. Stoner joined us in November 2003 and served as vice president of organizational effectiveness until March 2006. From June 2001 until November 2003, Mr. Stoner was a vice president for the global product business unit of Personnel Decisions International, Inc., a human resources consulting firm.

Item 1A. Risk Factors.

Our consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. You should carefully consider all of these risks.

The check printing portion of the payments industry is mature and, if check usage declines faster than expected, it could have a materially adverse impact on our operating results.

Check printing is, and is expected to continue to be, an essential part of our business, representing 63.5% of our revenue in 2006. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, the total number of checks written in the United States has been in decline since the mid-1990’s. According to our estimates, the total number of checks written by individuals has continued to decline approximately four to five percent each year and checks written by small businesses have declined two to three percent each year over the past three years. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, electronic and other bill paying services, home banking applications and internet-based payment services. However, the rate and the extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects.

We face intense competition in all areas of our business.

Although we are the leading check printer in the United States, we face considerable competition. In addition to competition from alternative payment systems, we also face intense competition from other check printers in our traditional financial institution sales channel, from direct mail sellers of checks, from sellers of business checks and forms, from check printing software vendors and from internet-based sellers of checks to individuals and small businesses. Additionally, low-price, high volume office supply chain stores offer standardized business forms, checks and related products to small businesses. We can provide no assurance that we will be able to compete effectively against current and future competitors. Continued competition could result in price reductions, reduced profit margins, loss of customers and an increase in up-front cash payments to financial institutions upon contract execution or renewal.

In late December 2006, our two primary competitors in the check printing portion of the payments industry announced a merger plan, which is subject to regulatory approval. If successful, the merger will consolidate two of the largest check printers in the United States. We are uncertain as to how this planned merger will impact competition for our check printing businesses.

We may not be successful at implementing our growth strategies within Small Business Services.

We continue to execute strategies intended to drive sustained growth within Small Business Services. We launched our Deluxe Business AdvantageSM program in 2005, expanded our sales and call center staffs, provided training to sales personnel with the intent of expanding sales to new and existing customers, developed a model to tailor our marketing approach to each customer and further integrated our field sales, marketing and call center functions across the company. All of these initiatives require investment. While Small Business Services revenue did increase in 2006, as compared to 2005, we can provide no assurance that our growth strategies will continue to be successful in the long-term and result in a positive return on our investment.

Our ability to reduce costs is critical to our success.

We intend to reduce expenses, primarily within our shared services functions. We also intend to simplify our business processes within Financial Services and shared services, with the intention of generating further cost savings. These initiatives require up-front expenditures related to items such as redesigning and streamlining processes and improving asset utilization and productivity. We can provide no assurance that these expenditures will not exceed our expectations or that we will be successful at reducing our costs. Moreover, we cannot provide assurance that we will be able to achieve our business simplification and cost reduction goals without disruption to our business and therefore, we may choose to delay or forego certain cost reductions as business conditions require.

Consolidation among financial institutions has, and may continue to, adversely affect the pricing of our products.

The number of financial institutions has declined due to large-scale consolidation. Margin pressures arise from such consolidation as merged entities seek to reduce costs by leveraging economies of scale in purchasing, including their check supply contracts. This increases the importance of retaining our major financial institution clients and attracting additional clients in an increasingly competitive environment. The increase in general negotiating leverage possessed by such consolidated entities typically results in new and/or renewed contracts which are not as favorable as those historically negotiated with these clients. Although we devote considerable effort toward the development of a competitively-priced, high-quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the loss of a significant client can be offset through the addition of new clients or by expanded sales to our remaining clients.

Continuing softness in direct mail response rates could have a further adverse impact on our operating results.

Our Direct Checks segment and portions of our Small Business Services segment have experienced declines in response and retention rates related to direct mail promotional materials. We believe that media response rates are declining across a wide variety of products and services. Additionally, we believe that our declines are attributable to the decline in check usage, the gradual obsolescence of standardized forms products and an increase in financial institutions offering free checks to consumers. To offset these impacts, we may have to modify and/or further increase our marketing and sales efforts, which could result in increased expense.

The profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising. We can provide no assurance regarding the future cost, effectiveness and/or availability of suitable advertising media. Competitive pressure may inhibit our ability to reflect any of these increased costs in the prices of our products. We may not be able to sustain our current levels of profitability in this situation.

Standardized business forms and related products face technological obsolescence and changing customer preferences.

Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers and related printers, small businesses now have an alternate means to print many business forms. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate many of the functions performed by business forms products. If small business customer preferences change rapidly and we are unable to develop new products and services with comparable profit margins, our results of operations could be adversely affected.

We face uncertainty with respect to recent and future acquisitions.

We acquired NEBS in June 2004 and have stated that we expect growth in our Small Business Services segment as we implement the business strategies contemplated at the time of the acquisition. We also acquired the assets of Johnson Group and its affiliated companies in October 2006, with the intent to expand our business with custom, full-color, digital and web-to-print capabilities. The integration of any acquisition involves numerous risks, including: difficulties in assimilating operations and products; diversion of management’s attention from other business concerns; potential loss of our key employees or key employees of acquired businesses; potential exposure to unknown liabilities; and possible loss of our clients and customers or clients and customers of the acquired businesses. While we anticipate that we will be able to achieve our stated objectives, we can provide no assurance that one or more of these factors will not negatively impact our results of operations.

With regards to future acquisitions, we cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent. Significant acquisitions typically result in additional contingent liabilities or debt, or additional amortization expense related to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition.

Increased materials, delivery and advertising costs could adversely affect our operating results.

We are subject to risks associated with the cost and availability of paper, ink, other raw materials and delivery services. In addition, the profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates. Competitive pressures and/or contractual arrangements may inhibit our ability to reflect increased costs in the prices of our products.

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

We have entered into agreements with third party providers for information technology services, including personal computer, telecommunications, network server and help desk services. In the event that one or more of these providers is not able to provide adequate information technology services, we would be adversely affected. Although we believe that information technology services are available from numerous sources, a failure to perform by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply.

Legislation relating to consumer privacy protection could harm our business.

We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act and other federal regulation and state law on the same subject. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter. These regulations could have the effect of limiting future business initiatives. In addition, new technologies and higher criminal capabilities may breach or compromise the security of consumers’ nonpublic personal information. Violation of these laws and regulations could damage our business and negatively affect our reputation.

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

If we are unable to attract and retain key personnel and other qualified employees, our business could suffer.

Our success at efforts to grow our business and reduce costs depends on the contributions and abilities of key executives, operating officers and other personnel. If we are unable to retain our existing employees and attract qualified personnel, we may not be able to manage our business effectively. Competition for employees in fields such as information technology, sales and customer service is intense, and we can provide no assurance that we will be successful in attracting and retaining such personnel.

We may be subject to sales and other taxes which could have an adverse effect on our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is an owned property located in Shoreview, Minnesota. Aside from small sales offices, we occupy 35 facilities throughout the United States and four facilities in Canada where we conduct printing and fulfillment, call center and administrative functions. These facilities are either owned or leased and have a combined floor space of approximately 3.0 million square feet. We believe that our properties are sufficiently maintained and are adequate and suitable for our business needs as presently conducted.

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

Our common stock is traded on the New York Stock Exchange under the symbol DLX. During the first two quarters of 2006 and during 2005, we declared dividends of $0.40 per share during each quarterly period. We declared dividends of $0.25 per share during the third and fourth quarters of 2006. As such, our total annual dividend was $1.30 per share for 2006 and $1.60 per share for 2005. Dividends are declared by our board of directors on a current basis and therefore, may be subject to change in the future, although we currently have no plans to change our $0.25 per share quarterly dividend amount. As of December 31, 2006, the number of shareholders of record was 8,571. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange.

Stock price	High	Low	Close
2006
Quarter 4	$25.77	$17.00	$25.20
Quarter 3	18.15	12.98	17.10
Quarter 2	26.65	17.48	17.48
Quarter 1	31.56	23.35	26.17
2005
Quarter 4	$39.96	$29.70	$30.14
Quarter 3	43.20	38.14	40.16
Quarter 2	41.84	38.21	40.60
Quarter 1	40.63	35.05	39.86

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.9 million shares remain available for purchase under this authorization. During the fourth quarter of 2006, we did not purchase any of our own equity securities under this authorization, and we have not completed any such purchases since the second quarter of 2004. We do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on reducing our outstanding debt. However, we have not terminated this authorization and may purchase additional shares under this authorization in the future.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the fourth quarter of 2006, we withheld 1,248 shares in conjunction with the vesting of equity-based awards.

The table below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P 400 MidCap Index and a peer group of companies comprised of the following: Banta Corporation, Bowne & Co., John H. Harland Company, Cenveo, Inc., Reynolds & Reynolds Co., RR Donnelley & Sons Company and Standard Register & Co. (the “Peer Group” Index”). The companies in the Peer Group Index have been chosen due to their similar lines of business.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100*

December 2006

* The graph assumes that $100 was invested on December 31, 2001 in each of Deluxe common stock, the S&P 400 MidCap Index and the Peer Group Index, and that all dividends were reinvested. The Peer Group Index is weighted by market capitalization.

Item 6. Selected Financial Data.

The following table shows certain selected financial data for the five years ended December 31, 2006. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation appearing in Item 7 of this report and our consolidated financial statements appearing in Item 8 of this report.

(dollars and orders in thousands, except per share and per order amounts)	2006	2005	2004	2003	2002
Statement of Income Data:
Revenue(1)	$1,639,654	$1,716,294	$1,567,015	$1,242,141	$1,283,983
As a percentage of revenue:
Gross profit	62.6%	64.6%	65.8%	65.7%	66.1%
Selling, general and administrative expense	48.1%	46.8%	43.6%	40.0%	39.2%
Operating income(2)	12.1%	17.8%	22.2%	25.7%	26.9%
Operating income(2)	$198,299	$304,839	$347,912	$318,921	$344,931
Income from continuing operations(2)	100,558	157,963	198,648	192,472	214,274
Per share – basic	1.97	3.12	3.96	3.53	3.41
Per share – diluted	1.95	3.10	3.93	3.49	3.36
Cash dividends per share	1.30	1.60	1.48	1.48	1.48

Balance Sheet Data:
Cash and marketable securities	11,599	6,867	15,492	2,968	124,855
Return on average assets	7.5%	10.8%	19.2%	31.2%	35.5%
Total assets	$1,267,132	$1,425,875	$1,499,079	$562,960	$668,973
Long-term obligations(3)	903,121	954,164	980,207	381,694	308,199
Total debt	1,015,781	1,166,510	1,244,207	594,944	308,199

Statement of Cash Flows Data:
Net cash provided by operating activities of continuing operations	239,341	178,279	307,591	181,467	257,139
Net cash used by investing activities of continuing operations	(33,174)	(55,917)	(670,837)	(24,883)	(44,149)
Net cash (used) provided by financing activities of continuing operations	(204,587)	(142,816)	369,963	(278,471)	(97,706)
Purchases of capital assets	(41,324)	(55,653)	(43,817)	(22,034)	(40,708)
Payments for acquisitions, net of cash acquired	(16,521)	(2,888)	(624,859)	—	—
Payments for common shares repurchased	—	—	(26,637)	(507,126)	(172,803)

Other Data as of Year-end (continuing operations):
Orders(4)	64,783	65,189	76,276	77,347	79,346
Revenue per order	$25.31	$26.33	$20.54	$16.06	$16.18
Number of employees	8,813	8,720	8,957	5,805	6,197
Number of printing/fulfillment facilities	24	21	20	14	14
Number of call center facilities	17	18	18	7	7

(1)

Our results of operations for the years ended December 31, 2006, 2005 and 2004 were impacted by the acquisition of New England Business Service, Inc. (NEBS) on June 25, 2004. NEBS contributed revenue of $671.2 million in 2005 and $363.2 million in 2004. We are not able to quantify NEBS revenue for 2006 or its contribution to operating income because of its integration with our other businesses.

(2)

Our results of operations for the years ended December 31, 2006, 2005 and 2004 were impacted by the adoption of the fair value method of accounting for share-based compensation outlined in Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, for 2006 and SFAS No. 123, Accounting for Stock-Based Compensation, for 2005 and 2004. During 2003 and 2002, we recorded expense for our restricted stock and restricted stock unit awards and our employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Expense recognized for share-based compensation in each year was as follows: 2006 - $6,191; 2005 - $7,003; 2004 - $12,248; 2003 - $954; 2002 - $3,102.

(3)	Long-term obligations include both the current and long-term portions of our long-term debt obligations

(4)

Orders is our company-wide measure of volume. When portions of a customer order are on back-order, one customer order may be fulfilled via multiple shipments. Generally, an order is counted when the last item ordered is shipped to the customer.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

EXECUTIVE OVERVIEW

Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 59.2% of our consolidated revenue for 2006. This segment sells business checks, forms and related printed products to more than six million small businesses and home offices through financial institution referrals, direct response marketing, sales representatives, independent distributors and the internet. Small Business Services is comprised of New England Business Service, Inc. (NEBS), which we acquired in June 2004, and our former Business Services segment. Our Financial Services segment generated 27.9% of our consolidated revenue for 2006. This segment sells personal and business checks, check-related products and services, and customer loyalty services to approximately 7,500 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 12.9% of our consolidated revenue for 2006. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands. Through these two brands, we sell personal and business checks and related products directly to consumers using direct response marketing and the internet. All three of our segments operate primarily in the United States. Small Business Services also has operations in Canada.

Our results of operations for 2006 benefited from the following:

•	Increased revenue per order and first-time buyers for Small Business Services as a result of our strategies to grow this business;
•

A 1.1% increase in order volume for Financial Services compared to 2005, the first time order volume for this segment increased year-over-year since we began tracking orders as a measure of volume in 2000;

•	Synergies resulting from the NEBS acquisition and various other cost reduction initiatives;
•	Lower amortization expense;
•	A gain from the termination of an underperforming outsourced payroll services contract; and
•	A lower tax rate due to a one-time benefit related to a true-up of deferred income taxes, as well as a lower overall state tax rate, contributing an increase of $0.21 to diluted earnings per share.

These benefits were more than offset by a number of negative factors, including:

•	Lower prices and an unfavorable shift in product mix for our Financial Services segment;
•	Lower order volume for Direct Checks due to previous reductions in advertising spending, lower consumer response and retention rates and the continuing decline in check usage;
•	A non-cash asset impairment loss of $44.7 million recorded in the second quarter of 2006, resulting from the abandonment of a software project;
•	Investments to execute our Small Business Services strategies; and
•	Net severance charges of $10.9 million.

Our Strategies

Small Business Services – Our focus within Small Business Services is to grow revenue and increase operating margin by continuing to implement the following strategies:

•	Consolidate brands and leverage cross-selling opportunities;
•	Increase our share of the amount small businesses spend on the products and services in our portfolio; and
•	Further leverage customer referrals that we receive from our financial institution clients.

We are consolidating our various brands, as well as developing a new sales model to integrate field sales, marketing and customer call centers across the company. We believe this will create more focus on customers, position us for growth and ensure we are leveraging processes, facilities and resources to our best advantage. We have also identified opportunities to expand sales to our existing customers. We believe that there is a significant opportunity to increase our share of the total dollars spent by our average small business customer on products and services in our portfolio. Additionally, the small business customer referrals we receive from our financial institution clients will continue to be an important part of our growth strategies. We continue to see growth from our Deluxe Business AdvantageSM program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. In October 2006, we completed the acquisition of the assets of Johnson Group and its affiliated companies, which provides prepress, printing, mailing and fulfillment, and finishing services. While the acquisition did not have a significant impact on earnings or operating cash flow in 2006, it allows us to expand our business in the custom, full color, digital and web-to-print space with our small business customers. It also provides potential opportunities longer term, specifically in the area of literature management, for financial institutions. Further information regarding this acquisition can be found under the caption “Note 4: Acquisitions” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. We have also taken steps to divest non-strategic product lines. During the fourth quarter of 2006, we terminated an outsourced payroll services contract and in January 2007, we completed the sale of our industrial packaging product line for $20 million, realizing a gain of approximately $4.5 million. This business generated approximately $51 million of revenue in 2006. We do not expect this sale to have a significant impact on earnings or operating cash flow.

Financial Services – Our strategies within Financial Services are as follows:

•	Continue to retain core check revenue, acquire new customers and simplify our business model; and
•	Provide services and products that differentiate us from the competition and make us a more relevant business partner to our financial institution clients.

We have recently introduced and continue to pilot several new services for our financial institution clients focused on new customer acquisition and customer loyalty. One example is the Welcome HomeSM Tool Kit, a package for financial institution branch offices which enables them to forge strong bonds with new customers, thereby increasing customer loyalty and retention. Another example is Deluxe LoyaltySM Measurement Services, which provides research at key customer touchpoints. The research is made available to our clients to help them target their strategies and resources where they will be most effective. We also continue to offer Deluxe ID TheftBlock®, a set of monitoring and recovery services that provides help to consumers in detecting and recovering from identity theft, as well as our Knowledge ExchangeTM Series, a suite of resources and events for our financial institution clients focused on the customer experience. We recently announced the launch of DeluxeCallingSM, a consumer calling service providing a first point of contact with new indirect loan consumers on behalf of our financial institution clients. Providing products and services that differentiate us from the competition is expected to help offset the declining revenue in this segment. As such, we are also focused on accelerating the pace at which we introduce new products and services.

In addition to our initiatives to retain customers and introduce new products and services, we will continue our efforts to simplify processes and eliminate complexity in this business. Our efforts are focused on streamlining call center and check fulfillment activities, redesigning services into standardized flexible models, eliminating multiple systems and work streams, and strengthening “go-to-market” capabilities and processes using lean principles.

Direct Checks – Our focus within Direct Checks is to re-capture a larger portion of the direct-to-consumer channel by continuing to implement the following strategies:

•	Modestly increase our marketing spend to recapture direct channel share;
•	Acquire and retain customers; and
•	Maximize the lifetime value of customers by selling new features and accessories.

We have introduced a new product within Direct Checks that has been well received by consumers. The new product, called EZShieldTM, is a fraud protection service which provides reimbursement to consumers for forged signatures or endorsements and altered checks. We are also developing improved call center processes to provide additional products to Direct Checks’ small business customers, and we continue to explore other avenues to increase sales to existing customers. Additionally, during the third quarter of 2006, we entered into a new direct mail advertising contract which significantly increases our advertising circulation of free-standing inserts for at least the next several years beginning in the first quarter of 2007. This has been an effective form of new customer acquisition in this channel.

Cost Reduction Initiatives

We are pursuing aggressive cost reduction and business simplification initiatives, including: reducing shared services infrastructure costs; streamlining our call center and check fulfillment activities; eliminating system and work stream redundancies; and strengthening our go-to-market capabilities through the continuing application of lean principles. We believe significant cost reduction opportunities exist in the reduction of SKUs, the standardization of products and services and improvements in sourcing third-party goods and services. These opportunities collectively are expected to reduce our annual cost structure by at least $150 million, net of required investments, by the end of 2008. The baseline for these anticipated savings is the annual diluted earnings per share guidance for 2006 of $1.41 to $1.51, which we provided in our press release on July 27, 2006 regarding second quarter 2006 results. We expect all three of our business segments to benefit from cost reductions. We estimate that approximately 40-45% of the $150 million target will come from our shared services infrastructure organizations. We expect information technology will provide the greatest percentage of these savings through lowering data center costs, improving mainframe and server utilization and reducing the cost of networking and voice communications. We estimate that approximately 35-40% of the $150 million target will come from fulfillment, including manufacturing and supply chain, and we estimate that approximately 15-20% of the $150 million target will come from reorganizing our sales and marketing functions. Overall, one-third of the savings are expected to affect cost of goods sold, with the remaining two-thirds impacting selling, general and administrative (SG&A) expense. We estimate that we realized approximately 10% of our $150 million target in 2006.

Business Challenges

The market for our two largest products, checks and business forms, is very competitive. These products are mature and their use has been declining. According to our estimates, the total number of checks written in the United States has been in decline as a result of alternative payment methods, including credit cards, debit cards, automated teller machines and electronic payment systems. A 2004 Federal Reserve study reported that the check accounted for approximately 45% of all non-cash payments processed in 2003, down from 60% in 2000. The Federal Reserve study also indicated that the use of personal checks is declining faster than the use of business checks. We estimate that personal check usage is declining between four to five percent per year and that small business check usage is declining approximately two to three percent per year. Updated information will be available in 2007 when the Federal Reserve is expected to publish the results of its next study. In addition to the decline in check usage, the use of business forms is also under pressure. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications and electronic transaction systems have been designed to automate several of the functions performed by business forms products.

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

Our Direct Checks segment and portions of our Small Business Services segment have been impacted by reduced customer response rates to direct mail advertisements. Our own experience indicates that direct-to-consumer media response rates are declining across a wide variety of products and services. Additionally, our customer response rates are declining further due to the decline in check usage and the gradual obsolescence of standardized forms products.

Outlook for 2007

We anticipate that consolidated revenue will be between $1.56 billion and $1.60 billion for 2007, as compared to $1.64 billion for 2006. As discussed earlier under Our Strategies, in January 2007, we completed the sale of our Small Business Services industrial packaging product line which generated approximately $51 million of revenue for 2006. Excluding the impact of the divestiture, we expect mid-single digit revenue growth for Small Business Services will be offset by continuing pricing pressure within Financial Services and volume pressure at Direct Checks. However, based on the actions outlined earlier under Our Strategies, we anticipate that the revenue declines for our personal check businesses will decrease to single digit rates.

We expect that 2007 diluted earnings per share will be between $2.35 and $2.55, compared to $1.96 for 2006. We expect that operating income will increase from 2006 due to our cost reduction initiatives, partially offset by the impact of revenue declines in our personal check businesses, higher performance-based employee compensation and other cost increases. Also, our results for 2006 included a non-cash asset impairment loss of $44.7 million. We estimate that our effective tax rate for 2007 will be 35% to 36%, as compared to 29.5% for 2006.

We anticipate that operating cash flow will be between $215 million and $235 million in 2007, down slightly from $239 million in 2006. While we expect a positive impact from working capital improvements in 2007, this impact will not completely offset the $34.6 million benefit realized in 2006 from a decision to lower the level at which we pre-fund our voluntary employee beneficiary association (VEBA) trust, which is used to pay medical and severance benefits. We do not expect the sale of our industrial packaging product line to have a significant impact on operating cash flow. We expect capital spending to be approximately $40 million in 2007 as we invest in the following key initiatives: manufacturing projects to add capabilities, increase synergies and drive cost reductions; investments in tools, processes and systems to accelerate business simplification, reduce our cost structure and better serve our customers; and other projects to drive non-check revenue generating programs. We will also continue to focus on reducing our debt and improving our financial ratios.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

				Percent change
(in thousands, except per order amounts)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Revenue	$1,639,654	$1,716,294	$1,567,015	(4.5%	)	9.5%

Orders	64,783	65,189	76,276	(0.6%	)	(14.5%)
Revenue per order	$25.31	$26.33	$20.54	(3.9%	)	28.2%

The decrease in revenue for 2006, as compared to 2005, was due to lower prices and a change in product mix in our Financial Services segment resulting in significantly lower revenue per order, a decline in volume for our Direct Checks segment and $11.7 million of contract termination payments in the second quarter of 2005. Lower volume for Direct Checks was due to the overall decline in check usage, as well as lower customer retention, lower direct mail consumer response rates and lower advertising expenditures in prior periods. Partially offsetting these decreases was increased revenue for Small Business Services due to higher revenue per order and an increase in first-time buyers as we continued to implement the growth strategies discussed earlier under Executive Overview. Additionally, Direct Checks revenue per order increased, as did Financial Services order volume. Revenue per order increased for Direct Checks due to the introduction of the EZShield product discussed under Executive Overview, as well as a decline in orders received through our mail channel, which typically result in lower revenue per order. Financial Services volume increased as the impact of net client gains exceeded the impact of the decline in check usage.

The number of orders decreased for 2006, as compared to 2005, as the negative impact of the Direct Checks volume decline exceeded the volume increases for Financial Services and Small Business Services. Revenue per order decreased for 2006, as compared to 2005, as lower prices and a change in product mix in Financial Services more than offset the impact of the increases in revenue per order for Small Business Services and Direct Checks.

The increase in revenue for 2005, as compared to 2004, was due to the full year impact of the NEBS acquisition in June 2004, which contributed an increase in revenue of $308.0 million for 2005. The $158.7 million decrease in revenue for our other businesses compared to 2004 was primarily due to a decline in volume for our Financial Services and Direct Checks segments. The loss of a large financial institution client in late 2004 was the largest single contributor to the volume decline. In addition, the volume decrease was due to the overall decline in check usage, mid-2005 client losses due to financial institution consolidations and the following factors specific to our Direct Checks segment: lower direct mail consumer response rates, lower customer retention and an increase in financial institutions offering free checks to consumers. Revenue was also negatively affected by continued pricing pressure in our Financial Services segment. Partially offsetting these decreases was increased revenue per order for our Direct Checks segment due to a shift from the mail order channel to the internet and phone order channels, which typically result in higher revenue per order and a higher percentage of reorders. Additionally, Direct Checks reorders, which generate higher revenue per order, became a larger percentage of total orders, and we benefited from price increases in our Small Business Services segment. Contract termination payments did not have a significant impact on our 2005 revenue, as compared to 2004, as the amount of these payments was comparable each year.

The number of orders decreased for 2005, as compared to 2004, despite the full year impact of the NEBS acquisition. The volume decreases for Financial Services and Direct Checks exceeded the positive impact of the NEBS acquisition. Revenue per order increased in 2005, as compared to 2004, as Small Business Services orders increased as a percentage of total orders and Direct Checks revenue per order increased for the reasons discussed earlier.

Supplemental information regarding revenue by product is as follows:

				Percent change
(in thousands)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Checks and related services	$1,041,856	$1,123,255	$1,187,178	(7.2%	)	(5.4%)
Other printed products, including forms	285,307	296,075	122,305	(3.6%	)	142.1%
Accessories and promotional products	242,020	230,249	220,255	5.1%		4.5%
Packaging supplies and other	70,471	66,715	37,277	5.6%		79.0%
Total revenue	$1,639,654	$1,716,294	$1,567,015	(4.5%	)	9.5%

Due to the addition of NEBS non-check revenue, as well as the revenue declines within Financial Services and Direct Checks, the percentage of total revenue derived from the sale of checks and related services decreased to 63.5% in 2006, as compared to 65.4% in 2005 and 75.8% in 2004. Small Business Services contributed non-check revenue of $527.8 million in 2006, $521.1 million in 2005 and $297.4 million in 2004, from the sale of forms, envelopes, packaging supplies, holiday cards, labels, business cards, stationery and other promotional products.

Consolidated Gross Margin

				Percent change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Gross profit	$1,026,375	$1,107,933	$1,031,066	(7.4%)	7.5%
Gross margin	62.6%	64.6%	65.8%	(2.0) pt.	(1.2) pt.

Gross margin decreased for 2006, as compared to 2005, primarily due to lower prices and an unfavorable shift in product mix in Financial Services, contract termination payments received in 2005 and higher overall product delivery costs in 2006 due to rate increases and fuel surcharges. Partially offsetting these declines was the increase in Small Business Services revenue per order discussed earlier, as well as cost savings from closing two Small Business Services manufacturing facilities in mid-2006.

Gross margin decreased for 2005, as compared to 2004, due in large part to the full year impact of NEBS operations. NEBS historical gross margins were seven to eight points lower than our other businesses because of its non-check product mix. This resulted in a 2.5 percentage point decrease in our consolidated gross margin in 2005. Additionally, pricing pressure in our Financial Services segment continued to impact our gross margin. Partially offsetting these decreases was the increase in Direct Checks revenue per order discussed earlier, on-going cost management efforts, including the closing of six printing facilities in 2004, continued productivity improvements, as well as cost synergies resulting from the NEBS acquisition and lower performance-based employee compensation.

Consolidated Selling, General & Administrative Expense

				Percent change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Selling, general and administrative expense	$787,960	$803,633	$683,154	(2.0%)	17.6%
SG&A as a percentage of revenue	48.1%	46.8%	43.6%	1.3 pt.	3.2 pt.

The decrease in SG&A expense for 2006, as compared to 2005, was due to cost synergies resulting from the continued integration of NEBS and various other cost reduction initiatives, a decrease in amortization expense resulting primarily from one of our order capture software systems being fully amortized and a gain of $11.0 million, which decreased expense, from terminating an underperforming outsourced payroll services contract in the fourth quarter of 2006. Also contributing to the decrease were lower marketing costs for Small Business Services as we increased our focus on gaining new customers through financial institution referrals. Partially offsetting these decreases were investments related to our Small Business Services growth strategies, primarily the hiring and training of call center and sales personnel, higher customer care costs and commissions for Small Business Services as a result of the increased revenue and severance charges of $9.7 million related to executing our cost savings initiatives. Further information regarding the severance charges can be found under Restructuring Accruals.

SG&A expense as a percentage of revenue increased for 2006, as compared to 2005, primarily due to the decline in revenue for Financial Services and Direct Checks and investments related to the Small Business Services revenue growth.

The increase in SG&A expense for 2005, as compared to 2004, was primarily due to the full year impact of expenses of the acquired NEBS business, an increase of $18.0 million in acquisition-related amortization expense and an increase of $8.9 million in integration expenses. Partially offsetting these increases were a $19.7 million decrease in performance-based employee compensation, cost reductions in response to declining revenue, cost synergies resulting from the NEBS acquisition and a $6.2 million decrease in Direct Checks advertising expense primarily due to spending for new product initiatives in 2004.

SG&A expense as a percentage of revenue increased for 2005, as compared to 2004, primarily due to the decline in revenue for Financial Services and Direct Checks being greater than the reduction in fixed SG&A expense. Additionally, NEBS results increased our SG&A percentage by 0.7 percentage points. NEBS historically had a higher SG&A percentage than our other businesses due to its greater reliance on direct mail and a direct sales force to acquire and retain customers, as well as its decentralized SG&A functions. As previously discussed, these results included an increase of $18.0 million in acquisition-related amortization expense and an increase of $8.9 million in integration expenses.

Asset Impairment Loss

				Dollar Change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Asset impairment loss	$44,698	$—	$—	$44,698	$—

During the second quarter of 2006, we determined that a software project intended to replace major portions of our existing order capture, billing and pricing systems would not meet our future business requirements in a cost-effective manner. Therefore, we made the decision to abandon the project. Accordingly, we wrote down the carrying value of the related internal-use software to zero. This resulted in a non-cash asset impairment loss of $44.7 million. Of this amount, $26.4 million was allocated to the Financial Services segment and $18.3 million was allocated to the Small Business Services segment.

Net Gain on Assets Held for Sale

				Dollar Change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net gain on assets held for sale	$4,582	$539	$—	$4,043	$539

During 2006, we completed the sale of three Financial Services facilities which were closed in 2004, realizing a gain totaling $5.5 million. During 2006, we also recorded a loss of $0.9 million when we completed the sale of a NEBS facility which was closed prior to our acquisition of NEBS in June 2004.

During 2005, we completed the sale of a Small Business Services facility and a Financial Services facility, both of which were closed in 2004, realizing a total gain of $0.5 million.

Interest Expense

				Percent change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Interest expense	$56,661	$56,604	$32,851	0.1%	72.3%
Weighted-average debt outstanding	1,103,082	1,225,569	942,617	(10.0%)	30.0%
Weighted-average interest rate	4.59%	4.18%	3.27%	0.41 pt.	0.91 pt.

Interest expense for 2006 was flat compared to 2005 as the lower average debt level was offset by higher interest rates. The increase in interest expense for 2005, as compared to 2004, was due to higher interest rates and the higher average debt level resulting from the full-year impact of financing the acquisition of NEBS.

Provision for Income Taxes

				Percent change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Provision for income taxes	$41,983	$92,771	$118,225	(54.7%)	(21.5%)
Effective tax rate	29.5%	37.0%	37.3%	(7.5) pt.	(0.3) pt.

The decrease in our effective tax rate for 2006, as compared to 2005, was largely due to a $5.0 million reduction in our provision for income taxes for the true-up of certain deferred income tax balances. As this item was not material to our current or prior periods, we recorded a one-time, discrete benefit to our provision for income taxes for the year ended December 31, 2006. Additionally, our overall state tax rate was lower in 2006, and the decrease in our pre-tax income for 2006, as compared to 2005, resulted in our permanent differences having a larger impact on the effective tax rate. Partially offsetting these reductions in our tax rate were accruals for contingent tax liabilities. Accruals related to unresolved tax contingencies more than offset net accrual reversals of $1.5 million related to settled issues, primarily resulting from the expiration of the statute of limitations in various state income tax jurisdictions. The overall decrease in our effective tax rate contributed $0.21 to diluted earnings per share for 2006, as compared to 2005. We expect that our annual effective tax rate for 2007 will be approximately 35% to 36%.

The decrease in our effective tax rate for 2005, as compared to 2004, was primarily due to the new federal qualified production activity deduction which was passed as part of the American Jobs Creation Act of 2004, as well as changes in our state tax rates due to changes in our legal entity structure. These impacts were partially offset by lower federal tax credits in 2005 and the positive impact in 2004 of refunds received for prior year state income tax credits and an increase in 2004 state income tax credits.

RESTRUCTURING ACCRUALS

During 2006, we recorded restructuring accruals of $11.1 million for employee severance related to employee reductions within our shared services functions of sales, marketing, customer care, fulfillment, information technology, human resources and finance, as well as the closing of our Financial Services customer service call center located in Syracuse, New York. The Syracuse facility was closed in January 2007 and the other employee reductions are expected to be completed by mid-2007. These reductions were the result of the cost reduction initiatives discussed earlier under Executive Overview. The restructuring accruals included severance payments for 608 employees, which we expect to fully pay by the end of 2007 utilizing cash from operations. Also during 2006, we reversed $0.2 million of previously recorded restructuring accruals. These restructuring charges, net of the reversals, are reflected as cost of goods sold of $1.2 million and SG&A expense of $9.7 million in our 2006 consolidated statement of income. As a result of these initiatives, we expect to realize annual cost savings of approximately $3 million in cost of goods sold and $28 million in SG&A expense in 2007, in comparison to our 2006 results of operations. Reduced costs consist primarily of labor costs.

In conjunction with the acquisition of NEBS, we recorded $30.2 million of restructuring accruals in 2004 related to NEBS activities which we decided to exit. The restructuring accruals included severance benefits and $2.8 million due under noncancelable operating leases on facilities which were vacated as we consolidated operations. The severance accruals included payments due to 702 employees. This included employees in the Tucker, Georgia printing facility, which was closed during the fourth quarter of 2004, and the Los Angeles, California and Athens, Ohio facilities, which were closed in the second quarter of 2006. Additionally, the accruals included employees in various functional areas throughout NEBS resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also included amounts due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminated redundancies between the two companies. As a result of these facility closings and other employee reductions, we estimate that we realized savings of approximately $5 million in cost of goods sold and $2 million in SG&A expense in 2006, in comparison to our 2005 results of operations. Because two of the facilities were closed in mid-2006, we anticipate additional savings in 2007 of approximately $2 million in cost of goods sold, in comparison to our 2006 results of operations.

During 2004, we recorded restructuring accruals of $5.7 million for employee severance primarily related to the closing of our Financial Services check printing facility located in Dallas, Texas and our Direct Checks check printing facility located in Anniston, Alabama, as well as reductions in various functional areas primarily within our Direct Checks and Financial Services segments. The closure of the Dallas facility was primarily due to the loss of a major financial institution client whose contract expired at the end of 2004. The other reductions were a result of the continuing decline in check usage, as well as increased productivity. Both the Dallas and Anniston facilities were closed during the fourth quarter of 2004. The other employee reductions were completed during 2005. In total, 450 employees received a total of $5.3 million in severance payments, which were funded by cash from operations. Also, during 2004, we reversed $1.3 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges, net of the reversals, are reflected as cost of goods sold of $2.0 million and SG&A expense of $2.4 million in our 2004 consolidated statement of income. Additionally, in 2003 we recorded restructuring accruals for three additional Financial Services check printing facilities which we closed during 2004, as well as other employee reductions within Financial Services which were also completed in 2004. As a result of these facility closings and other employee reductions, we estimate that we realized net cost savings in 2005 of approximately $18 million in cost of goods sold and $7 million in SG&A expense, in comparison to our 2004 results of operations. Reduced costs consisted primarily of labor and facility expenses such as insurance, taxes, depreciation and maintenance.

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

Small Business Services

This segment sells business checks, forms and related printed products to small businesses and home offices through direct response marketing, financial institution referrals and via sales representatives, independent distributors and the internet.

				Percent change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenue	$969,809	$932,286	$616,345	4.0%	51.3%
Operating income	86,764	105,118	101,910	(17.5%)	3.1%
% of revenue	8.9%	11.3%	16.5%	(2.4) pt.	(5.2) pt.

The increase in revenue for 2006, as compared to 2005, was due to an increase in both revenue per order and the number of first-time customers resulting from the continued implementation of the growth strategies outlined in Executive Overview. Additionally, we began offering more products for our distributor channel in 2006, and the acquisition of Johnson Group in October 2006, discussed earlier under Executive Summary, contributed $3.5 million of revenue.

The decrease in operating income for 2006, as compared to 2005, was due to the non-cash asset impairment loss of $18.3 million allocated to this segment, as discussed earlier under Consolidated Results of Operations, investments related to our growth strategies, primarily the hiring and training of call center and sales personnel, as well as higher customer care costs and commissions related to the revenue increase. Also contributing to the decline were higher product delivery costs and severance charges of $5.7 million for various employee reductions related to our cost savings initiatives. These decreases were partially offset by the impact of the revenue increase, lower marketing expense due to reduced advertising expenditures and a gain of $11.0 million from the termination of an underperforming outsourced payroll services contract in the fourth quarter of 2006. Also, contributing to operating income were cost synergies resulting from the integration of NEBS, including two plant closings in mid-2006, other cost reduction initiatives and lower amortization of acquisition-related intangible assets, as certain of the assets are being amortized using accelerated methods. The decrease in operating margin for 2006, as compared to 2005, was due to the $18.3 million non-cash asset impairment charge, the investments related to our growth strategies and severance charges. The impairment charge reduced operating margin 1.9 points.

Changes in our allocation of corporate costs resulted in a decrease of $12.7 million in Small Business Services operating income for 2006, as compared to 2005. As discussed under the caption “Note 17: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005 only for those corporate services which the NEBS portion of the business was utilizing. As such, the NEBS portion of Small Business Services did not bear any allocation of corporate costs in the first quarter of 2005 and did not bear a full allocation of corporate costs during the remainder of 2005. As of January 1, 2006, the NEBS portion of the business was fully integrated into all corporate functions and thus, Small Business Services results include a full allocation of corporate costs in 2006.

The increase in revenue for 2005, as compared to 2004, was primarily due to the $308.0 million increase contributed by the full year impact of the NEBS business. Additionally, the increase in revenue resulted from increased financial institution referrals and price increases. The Deluxe Business Advantage program, discussed earlier under Executive Overview, is designed to leverage our financial institution relationships into increased sales within Small Business Services. These revenue increases were partially offset by the loss of a large financial institution client in late 2004, as well as mid-2005 client losses due to financial institution consolidations.

The increase in operating income for 2005, as compared to 2004, was due to the full year impact of the NEBS acquisition, price increases and lower delivery and materials costs as we were able to negotiate lower prices subsequent to the NEBS acquisition. Partially offsetting these increases were an $18.0 million increase in acquisition-related amortization expense, an $8.9 million increase in integration costs and increased call center and marketing costs related to the implementation of our growth strategies. Additionally, the allocation of corporate costs to the NEBS portion of Small Business Services resulted in a decrease of $12.0 million in Small Business Services operating income in 2005. As discussed earlier, the NEBS portion of Small Business Services did not bear any allocation of corporate costs in 2004 or during the first quarter of 2005. On April 1, 2005, we began allocating corporate costs to the NEBS portion of Small Business Services for those corporate services which the NEBS portion of the business was utilizing. The decrease in operating margin in 2005, as compared to 2004, was due to the full year impact of NEBS lower margin business, as well as the higher acquisition-related amortization expense and integration costs. NEBS historically had lower operating margins than our other businesses because of its non-check product mix and its greater reliance on direct mail and a direct sales force to acquire and retain customers.

Financial Services

Financial Services sells personal and business checks, check-related products and services, and customer loyalty services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support, fraud prevention and customer retention programs.

				Percent change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenue	$458,118	$537,525	$665,373	(14.8%)	(19.2%)
Operating income	46,613	119,677	159,986	(61.1%)	(25.2%)
% of revenue	10.2%	22.3%	24.0%	(12.1) pt.	(1.7) pt.

The decrease in revenue for 2006, as compared to 2005, was due to lower revenue per order due to pricing pressure, an unfavorable shift in product mix and contract termination payments of $11.7 million in the second quarter of 2005. Partially offsetting these decreases was an increase in order volume. Order volume increased 1.1% for 2006, as compared to 2005, as client acquisition gains exceeded the impact of the decline in check usage. This is the first time order volume for this segment has increased since we began tracking orders as a measure of volume in 2000.

Operating income decreased for 2006, as compared to 2005, due to the revenue decline, $26.4 million of the non-cash asset impairment loss discussed earlier under Consolidated Results of Operations allocated to this segment, higher product delivery costs and severance charges of $4.4 million related to the January 2007 closing of our customer service call center located in Syracuse, New York and various other employee reductions. These impacts were partially offset by lower amortization expense related to one of our order capture software systems being fully amortized, various cost reduction initiatives, primarily within information technology, and gains of $5.5 million from facility sales in 2006. Also, as discussed earlier, Small Business Services is now bearing a larger portion of corporate costs. This change in allocations resulted in a $8.5 million benefit to Financial Services for 2006, as compared to 2005.

The decrease in revenue for 2005, as compared to 2004, was due to a decline in volume resulting from the loss of a large financial institution client in late 2004, the continuing decline in check usage and mid-2005 client losses due to financial institution consolidations. Pricing pressure also had a negative impact. Contract termination payments did not have a significant impact on 2005 revenue, as compared to 2004, as the amount of these payments was comparable each year.

The decrease in operating income for 2005, as compared to 2004, was the result of the revenue decline, partially offset by cost management efforts, including the closing of four printing facilities in 2004, lower performance-based employee compensation, productivity improvements and cost synergies resulting from the NEBS acquisition. Additionally, the change in the allocation of corporate costs to Small Business Services discussed earlier resulted in an $8.3 million benefit to Financial Services in 2005.

Direct Checks

Direct Checks sells personal and business checks and related products directly to consumers through direct response marketing and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names, as well as www.checks.com.

				Percent change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenue	$211,727	$246,483	$285,297	(14.1%)	(13.6%)
Operating income	64,922	80,044	86,016	(18.9%)	(6.9%)
% of revenue	30.7%	32.5%	30.1%	(1.8) pt.	2.4 pt.

The decrease in revenue for 2006, as compared to 2005, was due to a reduction in orders stemming from the overall decline in check usage and lower customer retention, as well as lower direct mail consumer response rates and fewer reorders due to lower advertising expenditures in prior periods. We believe that the decline in our customer response rates is attributable to the decline in check usage and a general decline in direct marketing response rates. Additionally, Direct Checks revenue was negatively impacted approximately $3 million due to weather-related production and shipping disruptions during the last week of December 2006. This revenue was recognized in the first quarter of 2007. The volume decline was partially offset by an increase in revenue per order resulting from the introduction in October 2006 of the EZShield product discussed earlier under Executive Overview, as well as a decline in orders received through our mail channel, which typically result in lower revenue per order.

The decrease in operating income for 2006, as compared to 2005, was due to the revenue decline, partially offset by lower customer care costs associated with the lower order volume and a decrease in advertising expense due to reductions in advertising expenditures. Additionally, the decrease in operating income was partially offset by a reduction in the allocation of corporate costs. As discussed earlier, Small Business Services is now bearing a larger portion of corporate costs. This change in allocations resulted in a $4.2 million benefit to Direct Checks for 2006, as compared to 2005.

The decrease in revenue for 2005, as compared to 2004, was due to a reduction in order volume resulting from the continuing decline in check usage, lower consumer response rates to direct mail advertisements, lower customer retention and an increase in financial institutions offering free checks to consumers. Partially offsetting the volume decline was an increase in revenue per order resulting from our efforts to shift mail orders to the internet and phone order channels, which typically result in higher revenue per order. Additionally, Direct Checks reorders, which generate higher revenue per order, became a larger percentage of total orders.

The decrease in operating income for 2005, as compared to 2004, was primarily due to the revenue decline, partially offset by productivity improvements, cost management efforts, including savings realized from employee reductions, and a $6.2 million decrease in advertising costs primarily related to new product initiatives in 2004. Additionally, as discussed earlier, the allocation of corporate costs to the NEBS portion of Small Business Services resulted in a $3.8 million benefit to Direct Checks for 2005, as compared to 2004. Operating income as a percentage of revenue increased compared to 2004 due to the increase in revenue per order and the cost decreases discussed here.

CASH FLOWS

As of December 31, 2006, we held cash and cash equivalents of $11.6 million. The following table shows our cash flow activity for the last three years and should be read in conjunction with the consolidated statements of cash flows appearing in Item 8 of this report.

				Dollar change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Continuing operations:
Net cash provided by operating activities	$239,341	$178,279	$307,591	$61,062	$(129,312)
Net cash used by investing activities	(33,174)	(55,917)	(670,837)	22,743	614,920
Net cash (used) provided by financing activities	(204,587)	(142,816)	369,963	(61,771)	(512,779)
Effect of exchange rate change on cash	158	202	1,155	(44)	(953)
Net cash provided (used) by continuing operations	1,738	(20,252)	7,872	21,990	(28,124)
Net cash provided (used) by operating activities of discontinued operations	23	(4,152)	3,844	4,175	(7,996)
Net cash provided by investing activities of discontinued operations	2,971	15,779	808	(12,808)	14,971
Net change in cash and cash equivalents	$4,732	$(8,625)	$12,524	$13,357	$(21,149)

The $61.1 million increase in cash provided by operating activities for 2006, as compared to 2005, was due to a $53.1 million decrease in contract acquisition payments related to new financial institution contracts, a $30.7 million decrease in income tax payments, a $27.5 million decrease in the amount we contributed to the VEBA trust we use to pay medical and severance benefits, a $24.5 million decrease in employee profit sharing and pension payments related to our 2005 operating results and a $7.1 million benefit from utilizing the December 31, 2005 prepaid amount in the VEBA trust. These increases were largely offset by the lower earnings discussed earlier under Consolidated Results of Operations.

The $129.3 million decrease in cash provided by operating activities for 2005, as compared to 2004, was due to a $54.4 million increase in contract acquisition payments related to new financial institution contracts, a $28.6 million increase in interest payments due to higher interest rates and our higher debt level, the lower earnings discussed earlier under Consolidated Results of Operations, as well as an $11.0 million increase in employee profit sharing and pension payments related to our 2004 operating results. These decreases in cash provided by operating activities were partially offset by higher NEBS operating cash flows and a $20.2 million decrease in severance payments compared to 2004.

Included in cash provided by operating activities were the following operating cash outflows:

				Dollar change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Income tax payments	$74,891	$105,546	$108,435	$(30,655)	$(2,889)
Interest payments	57,035	57,393	28,843	(358)	28,550
Contract acquisition payments	17,029	70,169	15,778	(53,140)	54,391
Employee profit sharing and pension contributions	12,000	36,470	25,516	(24,470)	10,954
Voluntary employee beneficiary trust contributions – company contributions	4,500	32,000	32,000	(27,500)	—
Voluntary employee beneficiary trust contributions – employee contributions	13,980	10,000	8,541	3,980	1,459
Severance payments	5,092	9,573	29,806	(4,481)	(20,233)

Cash used by investing activities for 2006 was $22.7 million lower than 2005, primarily due to the redemption of company-owned life insurance policies in 2006, lower capital expenditures and higher cash proceeds from facility sales. Partially offsetting these items were payments of $16.5 million for the acquisition of Johnson Group in the fourth quarter of 2006, as discussed earlier under Executive Summary. We do not expect to redeem additional life insurance policies in 2007. Cash used by financing activities for 2006 was $61.8 million higher than 2005 due to increased payments on short-term debt, as we continued to focus on reducing our debt level, as well as a $50.0 million payment on long-term debt which matured in the third quarter of 2006. These increases were partially offset by a $14.3 million reduction in dividend payments, as we lowered our quarterly dividend amount from $0.40 per share to $0.25 per share in the third quarter of 2006. Net cash provided by investing activities of discontinued operations for 2006 was $12.8 million lower than 2005 due to the sale of our apparel business in 2005, partially offset by the sale of our remaining facility in Europe during 2006.

Primarily because of the NEBS acquisition in 2004, cash used by investing activities for 2005 was $614.9 million lower than 2004. Purchases of capital assets were $11.8 million higher for 2005, as compared to 2004, due to costs incurred in conjunction with the software project we abandoned in the second quarter of 2006. Cash used by financing activities in 2005 was $512.8 million higher than 2004 due to borrowings in 2004 for the NEBS acquisition, partially offset by the payment of NEBS long-term debt in 2004 and share repurchases in 2004. Net cash provided by discontinued operations in 2005 was $7.0 million higher than 2004 due primarily to the sale of our apparel business which generated net cash proceeds of $15.8 million, partially offset by changes in working capital. The sale of our apparel business did not have a material effect on our cash flows or capital resources.

Significant cash inflows, excluding those related to operating activities, for each year were as follows:

				Dollar change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Proceeds from redemption of life insurance policies	$15,513	$—	$—	$15,513	$—
Proceeds from facility sales	9,247	2,618	—	6,629	2,618
Proceeds from shares issued under employee plans	8,936	11,247	18,923	(2,311)	(7,676)
Net proceeds from sale of discontinued operations	2,971	15,779	808	(12,808)	14,971
Proceeds from debt	—	—	646,286	—	(646,286)

Significant cash outflows, excluding those related to operating activities, for each year were as follows:

				Dollar change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net payments on short-term debt	$99,686	$51,654	$—	$48,032	$51,654
Cash dividends paid to shareholders	66,973	81,271	74,302	(14,298)	6,969
Payments on long-term debt	51,362	26,338	167,050	25,024	(140,712)
Purchases of capital assets	41,324	55,653	43,817	(14,329)	11,836
Payments for acquisitions, net of cash acquired	16,521	2,888	624,859	13,633	(621,971)
Payments for common shares repurchased	—	—	26,637	—	(26,637)
Settlement of interest rate lock agreements	—	—	23,564	—	(23,564)

In October 2007, $325.0 million of our outstanding debt becomes due and payable. As that maturity approaches, we have been refining cash flow projections, while meeting with capital market advisors to understand market conditions and to further develop our strategy to repay this obligation. There are multiple financing options available to us, including, but not limited to, the bank market, our credit facilities or additional long-term debt. We currently have $376.2 million available under our credit facilities. Cash generated by operating activities in 2007 will also be a factor in our decision. We anticipate that operating cash flow will be between $215 million and $235 million in 2007, down slightly from $239 million in 2006. While we expect a positive impact from working capital improvements in 2007, this impact will not completely offset the $34.6 million benefit realized in 2006 from the change in our VEBA funding method. Additionally, in the third quarter of 2006, we reduced our quarterly dividend amount by 37.5% to $0.25 per share. This is providing additional cash which may be used for debt service. We reduced our debt by $150.7 million during 2006, and we expect to reduce our debt by a total of $140 million to $160 million by the end of 2007.

We believe future cash flows provided by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the foreseeable future.

CAPITAL RESOURCES

Our total debt was $1,015.8 million as of December 31, 2006, a decrease of $150.7 million from December 31, 2005.

Capital Structure

	December 31,
(in thousands)	2006	2005	Change
Amounts drawn on credit facilities	$112,660	$—	$112,660
Commercial paper	—	212,346	$(212,346)
Current portion of long-term debt	326,531	51,359	275,172
Long-term debt	576,590	902,805	(326,215)
Total debt	1,015,781	1,166,510	(150,729)
Shareholders’ deficit	(65,673)	(82,026)	16,353
Total capital	$950,108	$1,084,484	$(134,376)

We are in a shareholders’ deficit position due to the required accounting treatment for share repurchases, completed primarily in 2002 and 2003. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.9 million shares remain available for purchase under this authorization. We have not repurchased any shares since the second quarter of 2004, and we do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on reducing our outstanding debt. In addition to the impact of share repurchases, we are in a shareholders’ deficit position due to the adoption on December 31, 2006 of the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The impact of this accounting standard is discussed in detail under Other Changes in Financial Condition. The adoption of this standard increased shareholders’ deficit $33.4 million as of December 31, 2006. Further information regarding changes in shareholders’ deficit can be found in the consolidated statements of shareholders’ deficit appearing in Item 8 of this report.

Debt Structure

	December 31,
	2006		2005
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$898,345	4.5%	$948,026	4.4%	$(49,681)
Floating interest rate	112,660	6.0%	212,346	4.4%	(99,686)
Capital leases	4,776	10.4%	6,138	10.4%	(1,362)
Total debt	$1,015,781	4.7%	$1,166,510	4.4%	$(150,729)

Further information concerning our outstanding debt can be found under the caption “Note 13: Debt” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. We may, from time to time, consider retiring outstanding debt through cash purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges, if any, would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At this time we do not anticipate retiring outstanding debt, other than the notes maturing in October 2007 which do not allow settlement prior to their stated maturity. We do not believe that settling our other long-term notes is the best use of our financial resources at this time.

During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the debt we issued in 2004. The termination of the lock agreements in September 2004 yielded a deferred pre-tax loss of $23.6 million. During 2002, we entered into two forward rate lock agreements to effectively hedge, or lock-in, the annual interest rate on a portion of the debt we issued in 2002. The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4.0 million. These losses are reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and are being amortized ratably to our statements of income as increases to interest expense over the terms of the related debt. During 2006 and 2005, $4.1 million was amortized and included in interest expense.

We currently have a $500.0 million commercial paper program in place which is supported by two committed lines of credit. Given our current credit ratings, the commercial paper market is not available to us. As necessary, we utilize our $500.0 million committed lines of credit to meet our working capital requirements. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on levels of subsidiary indebtedness. We were in compliance with all debt covenants as of December 31, 2006, and we expect to remain in compliance with all debt covenants throughout the next year.

As of December 31, 2006, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

(in thousands)	Total available	Expiration date	Commitment fee
Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%
Total committed lines of credit	500,000
Amounts drawn on credit facilities	(112,660)
Outstanding letters of credit	(11,187)
Net available for borrowing as of December 31, 2006	$376,153

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

OTHER CHANGES IN FINANCIAL CONDITION

Other current assets decreased $17.0 million from December 31, 2005. This was primarily due to a reduction in the prepayment related to the VEBA trust we use to fund medical and severance benefits. Historically, we made the majority of our contributions to this trust in the first quarter of the year and would fund our obligations from the trust assets throughout the year, leaving a prepaid balance in the trust at the end of the year. During 2006, we decided to change this practice. We now fund the VEBA obligations throughout the year because the tax benefit from pre-funding the trust no longer exceeds the interest cost associated with the pre-funding. During 2006 we contributed a total of $18.5 million to the VEBA trust, consisting of company contributions of $4.5 million and employee contributions of $14.0 million. During 2005 we contributed a total of $42.0 million to the trust, consisting of company contributions of $32.0 million and $10.0 million of employee contributions. As of December 31, 2006, our liability for incurred but not reported medical claims exceeded the prepaid balance in the VEBA trust by $0.3 million. As such, as of December 31, 2006, no amount was reported in other current assets for the VEBA trust and the $0.3 million liability was included in accrued liabilities. The excess of assets in our VEBA trust over the amount of incurred but not reported claims was $19.4 million as of December 31, 2005. This amount was reflected in other current assets in our consolidated balance sheet as of December 31, 2005.

Other non-current assets include contract acquisition costs of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs for the last three years were as follows:

(in thousands)	2006	2005	2004
Balance, beginning of year	$93,664	$83,825	$96,085
Additions(1)	14,633	50,177	22,268
Amortization	(36,576)	(34,731)	(34,528)
Refunds from contract terminations	—	(5,607)	—
Balance, end of year	$71,721	$93,664	$83,825

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $17,029 in 2006, $70,169 in 2005 and $15,778 in 2004.

The number of checks being written has been in decline since the mid-1990’s, which has contributed to increased competitive pressure when attempting to retain or obtain clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments has increased in recent years, and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract. Beginning in 2006, we sought to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract. We plan to continue this strategy in 2007.

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $2.7 million as of December 31, 2006 and $3.9 million as of December 31, 2005. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $5.4 million as of December 31, 2006 and $6.7 million as of December 31, 2005.

On December 31, 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The new standard requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. The adjustments required to reflect the funded status of our postretirement medical benefit and pension plans as of December 31, 2006 were as follows:

(in thousands)	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
Deferred income taxes	$20,080	$(1,304)	$18,776
Other non-current assets	139,509	(21,806)	117,703
Total assets	1,290,242	(23,110)	1,267,132

Accrued liabilities	150,802	(3,979)	146,823
Deferred income taxes	37,074	(20,759)	16,315
Other non-current liabilities	40,396	35,001	75,397
Total liabilities	1,322,542	10,263	1,332,805

Accumulated other comprehensive loss	(8,500)	(33,373)	(41,873)
Total shareholders’ deficit	(32,300)	(33,373)	(65,673)

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements nor to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any potential liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

As of December 31, 2006, our contractual obligations were as follows:

(in thousands)	Total	2007	2008 and 2009	2010 and 2011	2012 and thereafter
Long-term debt and related interest	$1,109,327	$363,605	$58,188	$58,188	$629,346
Amounts drawn on credit facilities	112,660	112,660	—	—	—
Capital lease obligations and related interest	5,511	2,004	3,507	—	—
Operating lease obligations	28,364	9,623	14,155	4,453	133
Purchase obligations	283,723	72,094	95,123	81,503	35,003
Other long-term liabilities	48,207	16,658	18,491	5,895	7,163
Total	$1,587,792	$576,644	$189,464	$150,039	$671,645

Purchase obligations include amounts due under contracts with third party service providers. These contracts are primarily for information technology services related to network servers, personal computers, telecommunications and help desk services. Additionally, purchase obligations include amounts due under Direct Checks direct mail advertising agreements and Direct Checks and Financial Services royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligations presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs. Certain of the contracts with third party service providers allow for early termination upon the payment of early termination fees. If we were to terminate these agreements, we would have incurred early termination fees of $53.7 million as of December 31, 2006.

Other long-term liabilities consist primarily of amounts due for our postretirement benefit plans, deferred compensation, workers’ compensation and contract acquisition costs. Of the $75.4 million reported as other long-term liabilities in our consolidated balance sheet as of December 31, 2006, $43.8 million is excluded from the obligations shown in the table above. The excluded amounts include the following:

•

Benefit payments for our postretirement benefit plans – We have contributed funds to these plans for the purpose of funding our obligations. Thus, we have the option of paying benefits from the assets of the plans or from the general funds of the company. Additionally, we expect the plan assets to earn income over time. As such, we cannot predict when or if payments from the general funds of the company will be required. As of December 31, 2006, our postretirement benefit plans were underfunded $35.1 million.

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

•	Profit sharing and cash bonus payments – Amounts payable under our profit sharing and cash bonus plans are dependent on our operating performance.
•	Income tax payments which will be remitted on our earnings.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the past three years.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no changes to our critical accounting policies during 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Goodwill and Indefinite-Lived Trade Names

As of December 31, 2006, we had goodwill of $590.5 million, comprised of $500.1 million from the acquisition of NEBS, $82.2 million related to our Direct Checks segment, $7.3 million related to our acquisition of Johnson Group in the fourth quarter of 2006 and $0.9 million related to our acquisition of Dots & Pixels, Inc., a Canadian-based digital printer, in the third quarter of 2005. Further information regarding our acquisitions can be found under the caption “Note 4: Acquisitions” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Goodwill is tested for impairment on at least an annual basis and between annual evaluations if events or circumstances occur which could indicate impairment. As discussed earlier under Segment Results, our Direct Checks segment has been impacted by the decline in check usage, lower consumer response rates to direct mail advertisements, lower customer retention and an increase in financial institutions offering free checks to consumers. To date, we have been able to offset to a large degree the impact of the resulting volume decline through improved selling techniques, price increases and cost management efforts. The impairment analysis completed during the third quarter of 2006 indicated no impairment of goodwill.

We also have two indefinite-lived trade names totaling $59.4 million as of December 31, 2006, related to the NEBS acquisition. We continually evaluate the remaining useful lives of these assets to determine whether events and circumstances continue to support an indefinite useful life. If we subsequently determine that one or both of these assets has a finite useful life, we will first test the asset for impairment and then amortize the asset over its estimated remaining useful life. Indefinite-lived trade names are tested for impairment on at least an annual basis and between annual evaluations if events or circumstances occur which could indicate that the asset is impaired. The annual impairment analysis completed during the third quarter of 2006 found no indication of impairment. However, the valuation determined that the fair value of one of the indefinite-lived trade names approximated its carrying value, with a fair value of $29.2 million and a carrying value of $28.3 million. In determining the fair value of this asset, we assumed a discount rate of 10% and a royalty rate of 5%. A one percentage point increase in the discount rate would reduce the indicated fair value of the asset by $2.8 million and a one percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by $5.8 million. An impairment loss may be required if future events cause a decrease in the indicated fair value of these assets.

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

Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our statements of income. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves, as well as related interest. Our reserves for contingent tax liabilities totaled $8.9 million as of December 31, 2006, and are included in accrued liabilities in our consolidated balance sheet. These reserves relate to various tax years subject to audit by taxing authorities. We believe that our current tax reserves are adequate, and reflect the most probable outcome of known tax contingencies. The ultimate outcome of tax matters may differ from our estimates and assumptions and could impact the provision for income taxes reflected in our consolidated statements of income. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution could result in reduced income tax expense in our consolidated statements of income in the future.

During 2006, we reduced our provision for income taxes $1.5 million for net accrual reversals related to settled issues, primarily resulting from the expiration of the statute of limitations in various state income tax jurisdictions. Also during 2006, we reduced our provision for income taxes $5.0 million for the true-up of certain deferred income tax balances. As this item was not material to our current or prior periods, we recorded a one-time, discrete benefit to our provision for income taxes for the year ended December 31, 2006. No significant adjustments to our provision for income taxes related to reserves for contingent tax liabilities or deferred income taxes were recorded during 2005 or 2004.

Our accounting for income taxes in 2007 will be affected by the adoption of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which we are required to adopt on January 1, 2007. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. As such, the new standard requires us to reassess all of our uncertain tax return positions in accordance with this new accounting principle. Further details regarding the impact of the adoption of FIN No. 48 can be found under New Accounting Pronouncements.

Postretirement Benefits

Detailed information regarding our postretirement benefit plans, including a description of the plans, their related future cash flows and plan assets, can be found under the caption: “Note 12: Pension and other postretirement benefits” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Our net postretirement benefit expense was $7.8 million for 2006 and 2005 and $5.1 million for 2004. Our business segments record postretirement benefit expense in cost of goods sold and SG&A expense, based on the composition of their workforces. Our postretirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, the expected health care cost trend rate and the average remaining life expectancy of plan participants. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. In determining the discount rate, we utilize yield curve approaches to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. Additionally, we consider Moody’s high quality corporate bond rates when selecting our discount rate. The expected long-term rate of return on plan assets and the health care cost trend rate are based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions. The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. To determine the average remaining life expectancy of plan participants, we use the RP-2000 Combined Healthy Participant Mortality Table. We analyze the assumptions used each year when we complete our actuarial valuation of the plan. If the assumptions utilized in determining our postretirement benefit expense and liability differ from actual events, our results of operations for future periods could be impacted.

In measuring the accumulated postretirement benefit obligation as of December 31, 2006, we assumed a discount rate of 5.75%. A 0.25 point change in the discount rate would increase or decrease our annual postretirement benefit expense by approximately $0.2 million and would increase or decrease our postretirement benefit obligation by approximately $2.7 million. In measuring the net postretirement benefit expense for 2006, we assumed an expected long-term rate of return on plan assets of 8.75%. A 0.25 point change in this assumption would increase or decrease our annual postretirement benefit expense by approximately $0.2 million.

In measuring the accumulated postretirement benefit obligation as of December 31, 2006, our initial health care inflation rate for 2007 was assumed to be 9.0% for participants under the age of 65 and 10.0% for participants over the age of 65. Our ultimate health care inflation rate was assumed to be 5.25% in 2012 and beyond for participants under the age of 65 and 5.25% in 2014 and beyond for participants over the age of 65. A one percentage point increase in the health care inflation rate for each year would increase the accumulated postretirement benefit obligation by $11.1 million and the service and interest cost components of our annual postretirement benefit expense by $0.9 million. A one percentage point decrease in the health care inflation rate for each year would decrease the accumulated postretirement benefit obligation by $9.6 million and the service and interest cost components of our annual postretirement benefit expense by $0.8 million.

When actual events differ from our assumptions or when we change the assumptions used, an unrecognized actuarial gain or loss results. Unrecognized gains and losses are reflected in postretirement benefit expense over the average remaining service period of plan participants, which is currently 7.7 years. Because employees hired after December 31, 2001 are not eligible to participate in our retiree health care plan, the average remaining service period of active plan participants will continue to decrease. As such, the amortization of our unrecognized actuarial loss will accelerate over the next several years. We expect that amortization of the unrecognized actuarial loss will increase approximately $1.2 million in 2007, as compared to 2006. As of December 31, 2006 and 2005, our unrecognized net actuarial loss was $97.9 million and $96.9 million, respectively, and was comprised of the following:

(in thousands)	2006	2005
Discount rate assumption	$27,246	$33,355
Health care cost trend	23,620	25,682
Claims experience	18,454	15,135
Return on plan assets	10,271	11,528
Other	18,326	11,241
Unrecognized net actuarial loss	$97,917	$96,941

Restructuring Accruals

Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. Cost management is one of our strategic objectives and we are continually seeking ways to lower our cost structure. The acquisition of NEBS resulted in even larger restructuring accruals as we combined the two companies and exited certain activities. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as many times employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from actual employee behavior, subsequent adjustments to restructuring accruals have been and will be required. We reversed restructuring accruals of $0.2 million in 2006, $0.6 million in 2005 and $1.3 million in 2004 as a result of fewer employees receiving severance benefits than originally estimated.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The new standard is effective for us on January 1, 2007. The adoption of FIN No. 48 is expected to result in adjustments to our reserves for contingent tax liabilities and deferred income taxes, with an offsetting adjustment to accumulated deficit in the first quarter of 2007. We are currently completing our analysis of the impact of this new standard on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. The new standard is effective for us on January 1, 2008. Although we are still evaluating the impact of this standard, we do not expect adoption to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The new standard requires companies to measure the funded status of a plan as of the date of its year-end balance sheet. We currently use September 30 as our measurement date. As such, we will need to change our measurement date to December 31 beginning in 2008. We have not yet determined which transition method provided by SFAS No. 158 we will utilize when making this change. Information regarding the impact of the recognition provisions of SFAS No. 158 as of December 31, 2006 can be found under Other Changes in Financial Condition.

Detailed information regarding the impact of new accounting standards adopted during 2006 can be found under the caption: “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

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

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. The material uncertainties and other factors known to us are discussed in Item 1A of this report and are incorporated into this Item 7 of the report as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During 2006, we used our committed lines of credit to fund working capital requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2006, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted- average interest rate
Long-term notes maturing October 2007	$324,950	$318,500	3.50%
Long-term notes maturing December 2012	298,872	259,125	5.00%
Long-term notes maturing October 2014	274,523	233,063	5.13%
Amounts drawn on credit facilities	112,660	112,660	6.01%
Capital lease obligations maturing through September 2009	4,776	4,776	10.41%
Total debt	$1,015,781	$928,124	4.69%

(1) Based on quoted market rates as of December 31, 2006, except for our capital lease obligations which are shown at carrying value.

Although the fair value of our long-term debt is less than its carrying amount, we do not anticipate settling our outstanding debt at its reported fair value. The notes maturing in October 2007 do not allow settlement prior to their stated maturity, and we do not believe that settling our other long-term notes is the best use of our financial resources at this time.

Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $1.6 million for 2006.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Deluxe Corporation:

We have completed integrated audits of Deluxe Corporation’s financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ deficit and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Our responsibility is to express an opinion on these financial statements. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 12, 2007

DELUXE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$11,599	$6,867
Trade accounts receivable-net of allowances for uncollectible accounts	103,014	105,238
Inventories and supplies	42,854	41,028
Deferred income taxes	18,776	17,978
Other current assets	25,874	42,827
Total current assets	202,117	213,938
Long-Term Investments	35,985	48,668
Property, Plant, and Equipment-net of accumulated depreciation	142,247	152,968
Assets Held for Sale	—	5,665
Intangibles-net of accumulated amortization	178,537	258,004
Goodwill	590,543	581,123
Non-Current Assets of Discontinued Operations	—	2,256
Other Non-Current Assets	117,703	163,253
Total assets	$1,267,132	$1,425,875

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$78,489	$88,178
Accrued liabilities	146,823	139,202
Short-term debt	112,660	212,346
Long-term debt due within one year	326,531	51,359
Total current liabilities	664,503	491,085
Long-Term Debt	576,590	902,805
Deferred Income Taxes	16,315	68,707
Other Non-Current Liabilities	75,397	45,304
Commitments and Contingencies (Notes 9, 13 and 14)
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000 shares; issued: 2006 – 51,519; 2005 – 50,735)	51,519	50,735
Additional paid-in capital	50,101	37,864
Accumulated deficit	(125,420)	(159,401)
Accumulated other comprehensive loss	(41,873)	(11,224)
Total shareholders’ deficit	(65,673)	(82,026)
Total liabilities and shareholders’ deficit	$1,267,132	$1,425,875

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue	$1,639,654	$1,716,294	$1,567,015
Cost of goods sold	613,279	608,361	535,949
Gross Profit	1,026,375	1,107,933	1,031,066

Selling, general and administrative expense	787,960	803,633	683,154
Asset impairment loss	44,698	—	—
Net gain on assets held for sale	(4,582)	(539)	—
Operating Income	198,299	304,839	347,912

Interest expense	(56,661)	(56,604)	(32,851)
Other income	903	2,499	1,812
Income Before Income Taxes	142,541	250,734	316,873

Provision for income taxes	41,983	92,771	118,225
Income From Continuing Operations	100,558	157,963	198,648

Discontinued Operations:
Income (loss) before income taxes	564	(268)	(1,098)
Income tax (expense) benefit	(168)	(174)	441
Net Income (Loss) From Discontinued Operations	396	(442)	(657)

Net Income	$100,954	$157,521	$197,991

Basic Earnings per Share:
Income from continuing operations	$1.97	$3.12	$3.96
Net income (loss) from discontinued operations	0.01	(0.01)	(0.01)
Basic earnings per share	1.98	3.11	3.95

Diluted Earnings per Share:
Income from continuing operations	$1.95	$3.10	$3.93
Net income (loss) from discontinued operations	0.01	(0.01)	(0.01)
Diluted earnings per share	1.96	3.09	3.92

Cash Dividends per Share	$1.30	$1.60	$1.48

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Net Income	$100,954	$157,521	$197,991

Other Comprehensive Income (Loss), Net of Tax:
Loss on derivative instruments:
Loss on derivative instruments arising during the year	—	—	(14,803)
Less reclassification of loss on derivative instruments from other comprehensive income to net income	2,559	2,576	771

Unrealized gains on securities:
Unrealized holding gains arising during the year	268	99	161
Less reclassification adjustments for gains included in net income	(89)	(146)	(51)

Unrealized foreign currency translation adjustment	255	114	2,320

Minimum pension liability adjustment	(269)	—	—
Other Comprehensive Income (Loss)	2,724	2,643	(11,602)

Comprehensive Income	$103,678	$160,164	$186,389

Related Tax (Expense) Benefit of Other Comprehensive Income (Loss) Included in Above Amounts:
Loss on derivative instruments:
Loss on derivative instruments arising during the year	$—	$—	$8,761
Less reclassification of loss on derivative instruments from other comprehensive income to net income	(1,493)	(1,500)	(456)

Unrealized gains on securities:
Unrealized holding gains arising during the year	(191)	(67)	(108)
Less reclassification adjustments for gains included in net income	63	99	34

Minimum pension liability adjustment	151	—	—

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

	Common shares
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Unearned compensation	Accumulated other comprehensive loss	Total shareholders’ deficit
Balance, December 31, 2003	50,173	$50,173	$—	$(345,950)	$ (41)	$ (2,265)	$(298,083)
Net income	—	—	—	197,991	—	—	197,991
Cash dividends	—	—	—	(74,302)	—	—	(74,302)
Common shares issued	760	760	18,163	—	—	—	18,923
Tax benefit of share-based awards	—	—	3,398	—	—	—	3,398
Common shares repurchased	(634)	(634)	(11,496)	(13,390)	—	—	(25,520)
Other common shares retired	(36)	(36)	(1,508)	—	—	—	(1,544)
Fair value of share-based compensation	3	3	12,204	—	41	—	12,248
Loss on derivatives, net of tax	—	—	—	—	—	(14,032)	(14,032)
Translation adjustment	—	—	—	—	—	2,320	2,320
Unrealized gain on securities, net of tax	—	—	—	—	—	110	110
Balance, December 31, 2004	50,266	50,266	20,761	(235,651)	—	(13,867)	(178,491)
Net income	—	—	—	157,521	—	—	157,521
Cash dividends	—	—	—	(81,271)	—	—	(81,271)
Common shares issued	529	529	10,718	—	—	—	11,247
Tax benefit of share-based awards	—	—	1,593	—	—	—	1,593
Common shares retired	(62)	(62)	(2,209)	—	—	—	(2,271)
Fair value of share-based compensation	2	2	7,001	—	—	—	7,003
Loss on derivatives, net of tax	—	—	—	—	—	2,576	2,576
Translation adjustment	—	—	—	—	—	114	114
Unrealized loss on securities, net of tax	—	—	—	—	—	(47)	(47)
Balance, December 31, 2005	50,735	50,735	37,864	(159,401)	—	(11,224)	(82,026)
Net income	—	—	—	100,954	—	—	100,954
Cash dividends	—	—	—	(66,973)	—	—	(66,973)
Common shares issued	810	810	8,126	—	—	—	8,936
Tax benefit of share-based awards	—	—	728	—	—	—	728
Reclassification of share-based awards to accrued liabilities (see Note 1)	—	—	(1,919)	—	—	—	(1,919)
Common shares retired	(31)	(31)	(724)	—	—	—	(755)
Fair value of share-based compensation	5	5	6,026	—	—	—	6,031
Minimum pension liability, net of tax	—	—	—	—	—	(269)	(269)
Adoption of FASB Statement No. 158, net of tax (see Note 1)	—	—	—	—	—	(33,373)	(33,373)
Loss on derivatives, net of tax	—	—	—	—	—	2,559	2,559
Translation adjustment	—	—	—	—	—	255	255
Unrealized gain on securities, net of tax	—	—	—	—	—	179	179
Balance, December 31, 2006	51,519	$51,519	$50,101	$(125,420)	$—	$(41,873)	$(65,673)

See Notes to Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Year Ended December 31,
		2006	2005	2004
	Cash Flows from Operating Activities:
	Net income	$100,954	$157,521	$197,991
	Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
	Net (income) loss from discontinued operations	(396)	442	657
	Depreciation	25,483	28,993	27,330
	Amortization of intangibles	59,387	79,355	66,526
	Asset impairment loss	44,698	—	—
	Amortization of contract acquisition costs	36,576	34,731	34,528
	Employee share-based compensation expense	6,191	7,003	12,248
	Deferred income taxes	(37,375)	(11,923)	(2,654)
	Other non-cash items, net	4,018	12,671	12,719
	Changes in assets and liabilities, net of effects of acquisitions and discontinued operations:
	Trade accounts receivable	(2,154)	(2,594)	(15,295)
	Inventories and supplies	(505)	(2,030)	3,980
	Other current assets	28,921	(5,716)	(61)
	Contract acquisition payments	(17,029)	(70,169)	(15,778)
	Other non-current assets	(7,153)	8,325	(1,947)
	Accounts payable	(7,852)	(5,035)	1,338
	Accrued and other non-current liabilities	5,577	(53,295)	(13,991)
	Net cash provided by operating activities of continuing operations	239,341	178,279	307,591

	Cash Flows from Investing Activities:
	Purchases of capital assets	(41,324)	(55,653)	(43,817)
	Payments for acquisitions, net of cash acquired	(16,521)	(2,888)	(624,859)
	Proceeds from facility sales	9,247	2,618	—
	Proceeds from redemptions of life insurance policies	15,513	—	—
	Other	(89)	6	(2,161)
	Net cash used by investing activities of continuing operations	(33,174)	(55,917)	(670,837)

	Cash Flows from Financing Activities:
	Net (payments) borrowings on short-term debt	(99,686)	(51,654)	50,750
	Proceeds from long-term debt, net of debt issuance costs	—	—	595,536
	Payments on long-term debt	(51,362)	(26,338)	(167,050)
	Settlement of interest rate lock agreements	—	—	(23,564)
	Change in book overdrafts	3,285	5,200	(3,693)
	Payments for common shares repurchased	—	—	(26,637)
	Proceeds from issuing shares under employee plans	8,936	11,247	18,923
	Excess tax benefit from share-based employee awards	1,213	—	—
	Cash dividends paid to shareholders	(66,973)	(81,271)	(74,302)
	Net cash (used) provided by financing activities of continuing operations	(204,587)	(142,816)	369,963

	Effect of Exchange Rate Change on Cash	158	202	1,155
	Cash Provided (Used) by Operating Activities of Discontinued Operations	23	(4,152)	3,844
	Cash Provided by Investing Activities – Net Proceeds from Sale of Discontinued Operations	2,971	15,779	808

	Net Change in Cash and Cash Equivalents	4,732	(8,625)	12,524
Cash and Cash Equivalents:	Beginning of Year	6,867	15,492	2,968
	End of Year	$11,599	$6,867	$15,492

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

Foreign currency translation – The financial statements of our foreign subsidiaries are measured in the respective subsidiaries’ functional currencies, primarily Canadian dollars, and are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the year. The resulting translation gains and losses are reflected in accumulated other comprehensive loss in the shareholders’ deficit section of our consolidated balance sheets. Foreign currency transaction gains and losses are recorded in other income in our consolidated statements of income.

Cash and cash equivalents – We consider all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value. As a result of our cash management system, checks issued by us but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in accounts payable and totaled $16.5 million as of December 31, 2006 and $13.2 million as of December 31, 2005.

Trade accounts receivable – Trade accounts receivable are initially recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances for uncollectible accounts which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts, we take several factors into consideration including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for uncollectible accounts are recorded as bad debt expense and are included in selling, general and administrative (SG&A) expense in our consolidated statements of income. The point at which uncollected accounts are written off varies by type of customer, but does not exceed one year from the date of sale.

Inventories – Inventories are stated at the lower of cost or market. Approximate cost is determined using the first-in, first-out (FIFO) method. Prior to July 1, 2004, we accounted for a portion of our inventories using the last-in, first-out (LIFO) method. The change to the FIFO method resulted in a decrease in cost of goods sold of $2.2 million in 2004, primarily in our Financial Services segment. This equates to an increase in net income of $1.4 million, or $0.03 per diluted share in 2004. We consider the FIFO method to be preferable. New England Business Service, Inc. (NEBS) (see Note 4) also utilized the FIFO method, and we now have a consistent accounting methodology across the company. Additionally, the effect on net income of utilizing the FIFO method is not significantly different than the results that would be obtained using the LIFO method.

Supplies – Supplies are stated at the lower of cost or market and consist of items not used directly in the production of goods, such as maintenance and janitorial supplies utilized in the production area. Cost is determined using the FIFO method.

Cash held for customers – As part of our Canadian payroll services business, we collect funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients’ employees and the appropriate taxing authorities. These funds are reported as cash held for customers and are included in other current assets in our consolidated balance sheets. These amounts totaled $13.8 million as of

December 31, 2006 and $12.7 million as of December 31, 2005. The corresponding liability for these obligations is included in accrued liabilities in our consolidated balance sheets.

Long-term investments – Long-term investments consist primarily of cash surrender values of life insurance contracts. The carrying amounts reported in the consolidated balance sheets for these investments approximate fair value. Additionally, long-term investments include investments in domestic mutual funds totaling $3.3 million as of December 31, 2006 and $3.2 million as of December 31, 2005. These investments are classified as available for sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss in the shareholders’ deficit section of our consolidated balance sheets. Realized gains and losses and permanent declines in value are included in other income in our consolidated statements of income. The cost of securities sold is determined using the average cost method.

Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are stated at historical cost. Buildings are assigned 40-year lives and machinery and equipment are generally assigned lives ranging from one to 11 years, with a weighted-average life of 8.4 years as of December 31, 2006. Buildings, machinery and equipment are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Gains or losses resulting from the disposition of property, plant and equipment are included in SG&A expense in the consolidated statements of income.

Intangibles – Intangible assets are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from one to 14 years, with a weighted-average life of 5.9 years as of December 31, 2006. Customer lists and distributor contracts are amortized using accelerated methods. Certain trade name assets have been assigned indefinite lives. As such, these assets are not amortized, but are subject to impairment testing on at least an annual basis. Gains or losses resulting from the disposition of intangibles are included in SG&A expense in the consolidated statements of income.

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

During the first quarter of 2004, we revised the estimated useful lives for certain of our software and production assets, as we expected that the assets would be replaced or retired sooner than originally anticipated. The weighted-average useful life for these assets was shortened from 8.0 years to 6.8 years. This change in accounting estimate resulted in increased depreciation and amortization expense of $8.4 million for 2004. This equates to a decrease in net income of $5.3 million, or $0.10 per diluted share for 2004. The impact of this change on depreciation and amortization expense for 2005 and 2006 was not significant.

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

Impairment of non-amortizable intangibles and goodwill – In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we evaluate the carrying value of non-amortizable intangibles and goodwill during the third quarter of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

We compare the carrying amount of non-amortizable intangible assets to their estimated fair values. Should the estimated fair value be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The evaluations performed during 2006, 2005 and 2004 did not identify any goodwill impairment losses.

Contract acquisition costs – We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs consist of cash payments or accruals related to amounts owed to financial institution clients by our Financial Services segment. Contract acquisition costs are generally amortized as reductions of revenue on the straight-line basis over the related contract term. Currently, these amounts are being amortized over periods ranging from one to eight years, with a weighted-average life of 4.8 years as of December 31, 2006. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Should a financial institution cancel a contract prior to the agreement’s termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets.

Advertising costs – Deferred advertising costs include materials, printing, labor and postage costs related to direct response advertising programs of our Direct Checks and Small Business Services segments. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, especially with regard to check re-orders which can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting our results of operations during the period in which the change occurred and in subsequent periods. For our Direct Checks segment, approximately 79% of the costs of individual advertisements are expensed within six months of the advertisement. The majority of the deferred advertising costs of our Small Business Services segment are fully amortized within six months of the advertisement. Deferred advertising costs are included in other non-current assets in the consolidated balance sheets, as portions are amortized over periods up to 18 months.

Non-direct response advertising projects are expensed the first time the advertising takes place. Catalogs provided to financial institution clients of the Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense for continuing operations was $118.1 million in 2006, $135.2 million in 2005 and $118.1 million in 2004.

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

Derivative financial instruments – In the past, we have used derivative financial instruments to hedge interest rate exposures related to the issuance of long-term debt (see Note 8). We do not use derivative financial instruments for speculative or trading purposes.

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

Revenue recognition – We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment. Our services, which account for the remainder of our revenue, consist primarily of fraud prevention, information technology infrastructure services and payroll services. We recognize these service revenues as the services are provided.

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

Revenue is presented in the consolidated statements of income net of rebates, discounts, amortization of contract acquisition costs and sales tax. We enter into contractual agreements with financial institution clients for rebates on certain products we sell. We record these amounts as reductions of revenue in the consolidated statements of income and as accrued liabilities in the consolidated balance sheets when the related revenue is recorded. At times we may also sell products at discounted prices or provide free products to customers when they purchase a specified product. Discounts are recorded as reductions of revenue when the related revenue is recorded. The cost of free products is recorded as cost of goods sold when the revenue for the related purchase is recorded. Additionally, reported revenue for our Financial Services segment does not reflect the full retail price paid by end-consumers to their financial institutions. Revenue reflects the amounts paid to us by our financial institution clients.

Earnings per share – Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted-average number of common shares outstanding during the year, adjusted to give effect to potential common shares such as stock options, restricted stock units and unvested restricted stock issued under our stock incentive plan (see Note 10). For purposes of calculating assumed proceeds under the treasury stock method when determining the denominator for the diluted earnings per share calculation, we exclude the impact of pro forma deferred tax assets.

Comprehensive income – Comprehensive income includes charges and credits to shareholders’ deficit that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, gains and losses on derivative instruments, unrealized gains and losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The gains and losses on derivative instruments, the unrealized gains and losses on securities, the foreign currency translation adjustments and the minimum pension liability adjustments are included in accumulated other comprehensive loss in our consolidated balance sheets and statements of shareholders’ deficit.

Recently adopted accounting pronouncements – On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Prior to this, we were applying the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in our accounting for employee share-based compensation awards. We adopted SFAS No. 123 on January 1, 2004, using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under this method, the results of operations presented for 2004 and 2005 reflect compensation expense for all employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2004. Upon the adoption of SFAS No. 123(R), we continued to recognize compensation expense for all of our employee share-based compensation awards, including the unvested portion of awards granted prior to January 1, 2006. As such, our results of operations for all periods presented include compensation expense for all outstanding employee share-based awards. The adoption of SFAS No. 123(R) had the following impacts on our consolidated financial statements:

•

Effective January 1, 2006, a portion of our restricted stock unit awards have been reclassified from shareholders’ deficit to accrued liabilities in our consolidated balance sheet. Certain of these awards may be settled in cash if an employee voluntarily chooses to leave the company. Under the provisions of SFAS No. 123(R), these awards must be classified as liabilities in the consolidated balance sheet and must be re-measured at fair value as of each balance sheet date. The amount reclassified as of January 1, 2006 totaled $1.9 million, which approximated the fair value of these awards on their grant dates. For the year ended December 31, 2006, the re-measurement of these awards, including the effect of the change in accounting principle, resulted in a $0.6 million decrease in SG&A expense. The cumulative effect of the change in accounting principle was not presented separately in the consolidated statements of income, as it was not material.

•

We modified our method of recognizing compensation expense for share-based awards granted to individuals achieving “qualified retiree” status prior to completion of the options’ normal vesting period. Previously, we recognized expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retired with qualified retiree status. Upon adoption of SFAS No. 123(R), we are now required to recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable award agreement. This change is applied only to new awards granted after January 1, 2006. If we had applied this expense recognition methodology to awards granted prior to January 1, 2006, it would have increased diluted earnings per share $0.01 for 2006 and 2004. This methodology would have had no impact on diluted earnings per share for 2005. The terms of our awards granted subsequent to January 1, 2006 require that the compensation committee of our board of directors determine on an individual basis whether an employee is a qualified retiree upon their termination of employment with the company. As such, we do not accelerate the recognition of expense on these awards until the compensation committee makes this determination.

•

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an alternative method for calculating the net excess tax benefits available to absorb tax deficiencies as required under SFAS No. 123(R). We have elected to utilize the transition method outlined in this FSP in accounting for the income tax consequences of employee share-based compensation awards. Upon the adoption of SFAS No. 123(R) we had a positive income tax windfall pool.

•

SFAS No. 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, we reported these amounts as a component of cash flows from operating activities. For 2005 and 2004, $1.6 million and $3.4 million, respectively, was included in cash provided by operating activities of continuing operations for the excess tax benefit of employee share-based awards.

The adoption of SFAS No. 123(R) had the following dollar impacts on our 2006 consolidated statement of income and our consolidated statement of cash flows:

(in thousands, except per share amounts)	Increase
Income before income taxes	$649
Income from continuing operations	435
Net income	435
Earnings per share – basic	0.01
Earnings per share – diluted	—
Cash provided by financing activities	1,213

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The new standard requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. The adjustments required to reflect the funded status of our postretirement medical benefit and pension plans as of December 31, 2006 were as follows:

(in thousands)	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
Deferred income taxes	$20,080	$(1,304)	$18,776
Other non-current assets	139,509	(21,806)	117,703
Total assets	1,290,242	(23,110)	1,267,132

Accrued liabilities	150,802	(3,979)	146,823
Deferred income taxes	37,074	(20,759)	16,315
Other non-current liabilities	40,396	35,001	75,397
Total liabilities	1,322,542	10,263	1,332,805

Accumulated other comprehensive loss	(8,500)	(33,373)	(41,873)
Total shareholders’ deficit	(32,300)	(33,373)	(65,673)

SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its year-end balance sheet. We currently use September 30 as our measurement date. As such, we will need to change our measurement date to December 31 beginning in 2008. We have not yet determined which transition method provided by SFAS No. 158 we will utilize when making this change.

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (EITF) regarding EITF Issue No. 06-05, Accounting for Purchases of Life Insurance-Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. The new guidance provides clarification as to how companies should calculate the amount reflected on their balance sheets for the cash surrender value of life insurance policies. The long-term investments reported in our consolidated balance sheets consist primarily of investments in life insurance policies. Our accounting for these policies complies with the new guidance. As such, the new guidance had no impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 had no impact on our consolidated financial statements.

Accounting pronouncements not yet adopted – In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The new standard is effective for us on January 1, 2007. The adoption of FIN No. 48 is expected to result in adjustments to our reserves for contingent tax liabilities and deferred income taxes, with an offsetting adjustment to accumulated deficit in the first quarter of 2007. We are currently completing our analysis of the impact of this new standard on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). The new standard is effective for us on January 1, 2008. Although we are still evaluating the impact of this standard, we do not expect adoption to have a material effect on our consolidated financial statements.

Note 2: Supplementary balance sheet and cash flow information

Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31:

(in thousands)	2006	2005
Trade accounts receivable	$111,203	$113,141
Allowances for uncollectible accounts	(8,189)	(7,903)
Trade accounts receivable – net	$103,014	$105,238

Changes in the allowances for uncollectible accounts were as follows:

(in thousands)	2006	2005	2004
Balance, beginning of year	$7,903	$5,199	$1,881
Bad debt expense	8,956	8,808	6,921
Write-offs, net of recoveries	(8,670)	(6,104)	(3,603)
Balance, end of year	$8,189	$7,903	$5,199

Inventories and supplies – Inventories and supplies were comprised of the following at December 31:

(in thousands)	2006	2005
Raw materials	$7,663	$7,954
Semi-finished goods	13,761	13,957
Finished goods	11,257	9,698
Total inventories	32,681	31,609
Supplies, primarily production	10,173	9,419
Inventories and supplies	$42,854	$41,028

Other current assets – Other current assets were comprised of the following at December 31:

(in thousands)	2006	2005
Cash held for customers	$13,758	$12,746
Prepayment to voluntary employee beneficiary association trust (see Note 11)	—	19,394
Other	12,116	10,687
Other current assets	$25,874	$42,827

Property, plant and equipment – Property, plant and equipment was comprised of the following at December 31:

(in thousands)	2006	2005
Land and land improvements	$35,593	$35,560
Buildings and building improvements	132,771	133,335
Machinery and equipment	291,838	290,233
Total	460,202	459,128
Accumulated depreciation	(317,955)	(306,160)
Property, plant and equipment – net	$142,247	$152,968

Assets held for sale – Assets held for sale as of December 31, 2005 included three Financial Services check printing facilities which we closed during 2004, as well as one Small Business Services facility which was closed prior to our acquisition of NEBS in June 2004. During 2006, we completed the sale of the three Financial Services facilities, realizing a gain totaling $5.5 million. During 2006, we recorded a loss of $0.9 million upon the sale of the Small Business Services facility.

Intangibles – Intangibles were comprised of the following at December 31:

	2006			2005
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software(1)	264,847	(228,719)	36,128	304,793	(218,024)	86,769
Customer lists	114,344	(71,088)	43,256	110,164	(48,177)	61,987
Distributor contracts	30,900	(14,552)	16,348	30,900	(9,402)	21,498
Trade names	31,644	(12,350)	19,294	30,248	(7,258)	22,990
Other	7,596	(3,485)	4,111	7,849	(2,489)	5,360
Amortizable intangibles	449,331	(330,194)	119,137	483,954	(285,350)	198,604

Intangibles	$508,731	$(330,194)	$178,537	$543,354	$(285,350)	$258,004

(1) During the second quarter of 2006, we recorded a non-cash asset impairment loss of $44,698 related to internal-use software (see Note 7).

Total amortization of intangibles was $59.4 million in 2006, $79.4 million in 2005 and $66.5 million in 2004. Of these amounts, amortization of internal-use software was $25.2 million in 2006, $38.2 million in 2005 and $43.6 million in 2004. Based on the intangibles in service as of December 31, 2006, estimated amortization expense for each of the next five years ending December 31 is as follows:

(in thousands)
2007	$44,186
2008	33,616
2009	20,574
2010	8,084
2011	4,475

We acquire internal-use software in the normal course of business. In conjunction with the acquisition of NEBS in 2004, Dots & Pixels, Inc. in 2005 and Johnson Group in 2006 (see Note 4), we also acquired certain other intangible assets. The following intangible assets were acquired during the years indicated:

	2006		2005		2004
(in thousands)	Amount	Weighted-average amortization period	Amount	Weighted-average amortization period	Amount	Weighted-average amortization period
Indefinite lives:
Trade names	$—	—	$—	—	$59,400	—

Amortizable intangibles:
Customer lists	4,200	5 years	971	9 years	103,900	6 years
Distributor contracts	—	—	—	—	30,900	9 years
Internal-use software – NEBS acquisition	—	—	—	—	23,171	4 years
Internal-use software – other	18,984	3 years	38,220	5 years	32,917	3 years
Trade names	1,400	5 years	—	—	30,200	7 years
Other	—	—	674	5 years	6,308	11 years
Amortizable intangibles	24,584	4 years	39,865	5 years	227,396	6 years

Acquired intangibles	$24,584		$39,865		$286,796

Goodwill – As of December 31, 2006, goodwill attributable to our Small Business Services segment included $500.1 million related to the acquisition of NEBS, $7.3 million related to the acquisition of Johnson Group in 2006 and $0.9 million related to our 2005 acquisition of Dots & Pixels, Inc. (see Note 4). Goodwill also included $82.2 million in our Direct Checks segment, primarily related to the acquisition of Designer Checks, which is deductible for tax purposes. Changes in goodwill were as follows:

(in thousands)	Small Business Services	Direct Checks	Total
Balance, December 31, 2004	$498,503	$82,237	$580,740
Adjustment to NEBS restructuring accruals (see Note 6)	(514)	—	(514)
Acquisition of Dots & Pixels (see Note 4)	853	—	853
Translation adjustment	44	—	44
Balance, December 31, 2005	498,886	82,237	581,123
Acquisition of Johnson Group (see Note 4)	7,320	—	7,320
Adjustment to NEBS deferred income taxes (see Note 4)	2,103	—	2,103
Translation adjustment	(3)	—	(3)
Balance, December 31, 2006	$508,306	$82,237	$590,543

Other non-current assets – Other non-current assets as of December 31 were comprised of the following:

(in thousands)	2006	2005
Contract acquisition costs (net of accumulated amortization of $97,910 and $74,600, respectively)	$71,721	$93,664
Deferred advertising costs	27,891	27,017
Prepaid postretirement asset	187	26,051
Other	17,904	16,521
Other non-current assets	$117,703	$163,253

Changes in contract acquisition costs were as follows:

(in thousands)	2006	2005	2004
Balance, beginning of year	$93,664	$83,825	$96,085
Additions(1)	14,633	50,177	22,268
Amortization	(36,576)	(34,731)	(34,528)
Refunds from contract terminations	—	(5,607)	—
Balance, end of year	$71,721	$93,664	$83,825

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $17,029 in 2006, $70,169 in 2005 and $15,778 in 2004.

Accrued liabilities – Accrued liabilities as of December 31 were comprised of the following:

(in thousands)	2006	2005
Income taxes	$25,219	$20,347
Employee profit sharing and pension	20,890	19,917
Customer rebates	19,314	16,931
Accrued wages, including vacation	17,214	16,533
Cash held for customers	13,758	12,746
Restructuring due within one year (see Note 6)	10,697	5,442
Contract acquisition payments due within one year	2,707	3,865
Other	37,024	43,421
Accrued liabilities	$146,823	$139,202

Supplemental cash flow disclosures – Cash payments for interest and income taxes were as follows for the years ended December 31:

(in thousands)	2006	2005	2004
Interest paid	$57,035	$57,393	$28,843
Income taxes paid	74,891	105,546	108,435

As of December 31, 2005, we had accounts payable of $8.5 million related to capital asset purchases. These amounts were reflected in property, plant and equipment and intangibles in our consolidated balance sheet as of December 31, 2005, as we did receive the assets as of that date. The payment of these liabilities was included in purchases of capital assets on the consolidated statement of cash flows for the year ended December 31, 2006.

Note 3: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

(in thousands, except per share amounts)	2006	2005	2004
Earnings per share – basic:
Income from continuing operations	$100,558	$157,963	$198,648
Weighted-average shares outstanding	51,001	50,574	50,126
Earnings per share – basic	$1.97	$3.12	$3.96

Earnings per share – diluted:
Income from continuing operations	$100,558	$157,963	$198,648
Re-measurement of share-based awards classified as liabilities	(584)	—	—
Income available to common shareholders	$99,974	$157,963	$198,648

Weighted-average shares outstanding	51,001	50,574	50,126
Dilutive impact of options, restricted stock units, unvested restricted stock and employee stock purchase plan	229	341	370
Shares contingently issuable	—	21	53
Weighted-average shares and potential dilutive shares outstanding	51,230	50,936	50,549
Earnings per share – diluted	$1.95	$3.10	$3.93
Weighted-average antidilutive options excluded from calculation	3,028	1,860	1,819

Note 4: Acquisitions

2006 acquisition – On October 25, 2006, we acquired the assets of Johnson Group and its affiliated companies for $16.5 million, net of cash acquired. Johnson Group provides prepress, printing, mailing and fulfillment, and finishing services and is included in our Small Business Services segment. The acquisition was funded using availability on our existing credit facilities.

Johnson Group’s operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $7.3 million, which is deductible for tax purposes. We believe the Johnson Group acquisition resulted in the recognition of goodwill primarily because of the opportunities it provides to expand our business in the custom, full color, digital and web-to-print space with our small business customers. It also provides potential opportunities longer term, specifically in the area of literature management, for financial institutions. Amortizable customer lists of $4.2 million are being amortized over five years using accelerated methods and amortizable trade names of $1.4 million are being amortized over five years on the straight-line basis. Other assets acquired consisted primarily of trade accounts receivable and property, plant and equipment.

2005 acquisition – In July 2005, we acquired all of the outstanding stock of Dots & Pixels, Inc. for $2.0 million, net of cash acquired. Dots & Pixels is a Canadian-based full-color digital printer and is included in our Small Business Services segment. The acquisition was funded using commercial paper borrowings.

Dots & Pixels’ operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $0.9 million. This acquisition resulted in goodwill primarily due to Dots & Pixels’ proprietary printing capabilities and our ability to bring these technologies to our Canadian customers.

2004 acquisition – On June 25, 2004, we acquired all of the outstanding common stock of NEBS for $44 per share and agreed to redeem all outstanding NEBS stock options for $44 per option share less the option exercise price. The total purchase price for the acquisition was comprised of the following:

(in thousands)
Cash payments for NEBS common stock	$585,351
Cash payments to redeem NEBS stock options	44,087
Direct costs of the acquisition	10,351
Total purchase price	639,789
Cash acquired from NEBS	(14,031)
Payments for acquisition, net of cash acquired	$625,758

NEBS is a leading provider of products and services to small businesses. Its offerings include checks, forms, packaging supplies, embossed foil anniversary seals, promotional products and other printed materials which are marketed through direct response marketing, financial institution referrals, independent distributors, sales representatives and the internet. We believe NEBS is a strategic fit, as we both serve small business customers, and the acquisition expanded our product offerings, customer base and non-check revenue. NEBS results of operations are included in our Small Business Services segment, except for those portions which are reported as discontinued operations (see Note 5).

To finance the acquisition, we utilized a bridge financing agreement and commercial paper. A portion of this debt was re-financed in the fourth quarter of 2004 when we issued $600.0 million of long-term debt. Further details concerning this long-term debt can be found in Note 13.

NEBS operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $500.1 million. We believe the NEBS acquisition resulted in the recognition of goodwill primarily because of its industry position, the potential to introduce products across multiple channels and the ability to realize cost synergies. During the fourth quarter of 2006, we eliminated deferred tax assets originally recorded at the acquisition date because they were not realizable, resulting in an increase in goodwill of $2.1 million. The following illustrates our allocation of the purchase price to the assets acquired and liabilities assumed:

(in thousands)
Cash and cash equivalents	$14,681
Trade accounts receivable	71,563
Inventories and supplies	38,293
Current deferred income taxes	25,125
Other current assets	14,483
Long-term investments	2,974
Property, plant and equipment	59,236
Assets held for sale	2,981
Intangibles	253,871
Goodwill	500,092
Other non-current assets	8,420
Accounts payable	(30,124)
Accrued liabilities	(91,650)
Long-term debt due within one year	(10,417)
Long-term debt	(155,203)
Long-term deferred income taxes	(57,260)
Other non-current liabilities	(7,276)
Total purchase price	$639,789

Information concerning the intangible assets acquired as part of this acquisition can be found in Note 2. Amortizable trade names and software are being amortized on the straight-line basis. The other amortizable intangible assets are being amortized using accelerated methods.

The following unaudited, pro forma financial information illustrates our estimated results of operations as if the acquisition of NEBS had occurred as of January 1, 2004:

(in thousands, except per share amounts)	2004
Revenue	$1,884,250
Net income	185,709
Earnings per share:
Basic	$3.70
Diluted	3.67

Note 5: Discontinued operations

Discontinued operations in 2006 consisted of the rental income and expenses associated with a building located in the United Kingdom which related to NEBS European businesses sold in December 2004. This building was sold in the second quarter of 2006 for $3.0 million, resulting in a pre-tax gain of $0.5 million.

Discontinued operations in 2005 consisted of the NEBS apparel business known as PremiumWear, as well the rental income and expenses associated with the building in the United Kingdom. The sale of PremiumWear was completed in the third quarter of 2005 for $15.8 million, resulting in a pre-tax gain of $0.8 million.

Discontinued operations in 2004 consisted of PremiumWear and the results of operations of NEBS European businesses. The European businesses, with the exception of the building located in the United Kingdom, were sold in December 2004 for $0.8 million, which approximated the carrying value of these businesses.

Assets of discontinued operations were included in our Small Business Services segment. As of December 31, 2005, non-current assets of discontinued operations consisted of the building located in the United Kingdom.

Revenue and net income (loss) from discontinued operations for the years ended December 31 were as follows:

(in thousands)	2006	2005	2004
Revenue	$51	$33,249	$28,789

Income (loss) from operations	$21	$(1,066)	$(1,098)
Gain on disposal	543	798	—
Income tax (expense) benefit	(168)	(174)	441
Net income (loss) from discontinued operations	$396	$(442)	$(657)

Note 6: Restructuring accruals

2006 restructuring charges – During 2006, we recorded restructuring accruals of $11.1 million for employee severance related to employee reductions within our shared services functions of sales, marketing, customer care, fulfillment, information technology, human resources and finance, as well as the closing of our Financial Services customer service call center located in Syracuse, New York. The Syracuse facility was closed in January 2007 and the other employee reductions are expected to be completed by mid-2007. These reductions were the result of our cost reduction initiatives. The restructuring accruals included severance payments for 608 employees, which we expect to fully pay by the end of 2007 utilizing cash from operations. Also during 2006, we reversed $0.2 million of previously recorded restructuring accruals. These restructuring charges, net of the reversals, are reflected as cost of goods sold of $1.2 million and SG&A expense of $9.7 million in our 2006 consolidated statement of income.

2004 restructuring charges – During 2004, we recorded restructuring accruals of $5.7 million for employee severance primarily related to the closing of our Financial Services check printing facility located in Dallas, Texas and our Direct Checks check printing facility located in Anniston, Alabama, as well as reductions in various functional areas primarily within our Direct Checks and Financial Services segments. The closure of the Dallas facility was primarily due to the loss of a major financial institution client whose contract expired at the end of 2004. The other reductions were a result of the continuing decline in check usage, as well as increased productivity. Both the Dallas and Anniston facilities were closed during the fourth quarter of 2004. The other employee reductions were completed during 2005. In total, 450 employees received a total of $5.3 million in severance payments, which were funded by cash from operations. Also during 2004, we reversed $1.3 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges, net of the reversals, are reflected as cost of goods sold of $2.0 million and SG&A expense of $2.4 million in our 2004 consolidated statement of income.

Acquisition-related restructuring – As a result of the NEBS acquisition (see Note 4), we assumed restructuring accruals of $1.3 million related to NEBS facility closings which were completed prior to the acquisition. Employee severance payments related to these facility closings were completed by the end of 2004, utilizing cash from operations. Additionally, we recorded restructuring accruals of $30.2 million in 2004 related to

NEBS activities which we decided to exit. The restructuring accruals included severance benefits and $2.8 million due under noncancelable operating leases on facilities which were vacated as we consolidated operations. The severance accruals included payments due to 702 employees. This included employees in the Tucker, Georgia printing facility, which was closed during the fourth quarter of 2004, and the Los Angeles, California and Athens, Ohio facilities, which were closed in the second quarter of 2006. Additionally, the accruals included employees in various functional areas throughout NEBS resulting from our shared services approach to manufacturing and certain SG&A functions. The severance accruals also included amounts due to certain NEBS executives under change of control provisions included in their employment agreements, as we eliminated redundancies between the two companies. As these accruals were included in the liabilities recorded upon acquisition, the related charges are not reflected in our consolidated statements of income. During the second quarter of 2005, we reduced the acquisition-related restructuring accruals by $0.5 million due to a change in estimate as to the number of employees who would receive severance benefits. This adjustment reduced goodwill, and thus, is not reflected in our 2005 consolidated statement of income. The remaining payments due under the operating lease obligations will be paid through mid-2008, utilizing cash from operations.

Restructuring accruals of $11.2 million as of December 31, 2006 and $6.5 million as of December 31, 2005 are reflected in accrued liabilities and other non-current liabilities in our consolidated balance sheets. By company initiative, our restructuring accruals were as follows:

(in thousands)	2003 initiatives	2004 initiatives	NEBS pre-acquisition	NEBS acquisition related	2006 initiatives	Total
Balance, December 31, 2003	$10,748	$—	$—	$—	$—	$10,748
Restructuring charges	180	5,515	—	—	—	5,695
NEBS acquisition	—	—	1,321	30,244	—	31,565
Restructuring reversals	(1,120)	(134)	—	—	—	(1,254)
Payments, primarily severance	(9,804)	(3,030)	(1,321)	(15,688)	—	(29,843)
Balance, December 31, 2004	4	2,351	—	14,556	—	16,911
Restructuring charges	25	335	—	75	—	435
Restructuring reversals	—	(397)	—	(183)	—	(580)
Acquisition adjustment	—	—	—	(514)	—	(514)
Payments, primarily severance	(29)	(2,279)	—	(7,401)	—	(9,709)
Balance, December 31, 2005	—	10	—	6,533	—	6,543
Restructuring charges	—	—	—	438	10,701	11,139
Restructuring reversals	—	—	—	—	(229)	(229)
Payments, primarily severance	—	(10)	—	(5,146)	(1,086)	(6,242)
Balance, December 31, 2006	$—	$—	$—	$1,825	$9,386	$11,211

Cumulative amounts:
Restructuring charges	$11,999	$5,850	$1,321	$30,243	$10,701	$60,114
Restructuring reversals	(1,320)	(531)	—	(183)	(229)	(2,263)
Payments, primarily severance	(10,679)	(5,319)	(1,321)	(28,235)	(1,086)	(46,640)
Balance, December 31, 2006	$—	$—	$—	$1,825	$9,386	$11,211

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Total
Balance, December 31, 2003	$94	$10,564	$—	$90	$—	$10,748
Restructuring charges	59	2,576	2,411	649	—	5,695
NEBS acquisition	28,769	—	—	—	2,796	31,565
Restructuring reversals	—	(1,156)	(98)	—	—	(1,254)
Payments	(17,102)	(10,182)	(2,109)	(413)	(37)	(29,843)
Balance, December 31, 2004	11,820	1,802	204	326	2,759	16,911
Restructuring charges	—	25	171	164	75	435
Restructuring reversals	(183)	(388)	—	(9)	—	(580)
Acquisition adjustment	(514)	—	—	—	—	(514)
Payments	(7,288)	(1,439)	(365)	(481)	(136)	(9,709)
Balance, December 31, 2005	3,835	—	10	—	2,698	6,543
Restructuring charges	2,754	3,261	128	4,949	47	11,139
Restructuring reversals	(4)	(165)	—	(60)	—	(229)
Payments	(4,281)	(393)	(10)	(408)	(1,150)	(6,242)
Balance, December 31, 2006	$2,304	$2,703	$128	$4,481	$1,595	$11,211

Cumulative amounts:
Restructuring charges	$31,162	$17,472	$2,710	$5,852	$2,918	$60,114
Restructuring reversals	(187)	(1,909)	(98)	(69)	—	(2,263)
Payments	(28,671)	(12,860)	(2,484)	(1,302)	(1,323)	(46,640)
Balance, December 31, 2006	$2,304	$2,703	$128	$4,481	$1,595	$11,211

(1) As discussed in Note 17: Business segment information, corporate costs are allocated to our business segments based on segment revenue. As such, the net Corporate restructuring charges of $4,889 for the year ended December 31, 2006 are reflected in the business segment operating income presented in Note 17 in accordance with this allocation methodology.

The number of employees reflected in our restructuring accruals and reversals, by initiative, was as follows:

	2003 initiatives	2004 initiatives	NEBS acquisition related	2006 initiatives	Total
Balance, December 31, 2003	533	—	—	—	533
Restructuring charges	—	483	—	—	483
NEBS acquisition	—	—	884	—	884
Restructuring reversals	(42)	(18)	—	—	(60)
Employees severed	(488)	(425)	(259)	—	(1,172)
Balance, December 31, 2004	3	40	625	—	668
Restructuring charges	—	3	4	—	7
Restructuring reversals	—	(18)	(188)	—	(206)
Employees severed	(3)	(25)	(175)	—	(203)
Balance, December 31, 2005	—	—	266	—	266
Restructuring charges	—	—	3	605	608
Restructuring reversals	—	—	(1)	(54)	(55)
Employees severed	—	—	(265)	(149)	(414)
Balance, December 31, 2006	—	—	3	402	405

In addition to severance and remaining operating lease obligations, we also incurred other costs related to facility closures, including equipment moves, training and travel. These costs were expensed as incurred and totaled $1.5 million for 2006, $2.2 million for 2005 and $1.8 million for 2004.

Note 7: Asset impairment loss

During the second quarter of 2006, we determined that a software project intended to replace major portions of our existing order capture, billing and pricing systems would not meet our future business requirements in a cost-effective manner. Therefore, we made the decision to abandon the project. Accordingly, during the second quarter, we wrote down the carrying value of the related internal-use software to zero. This resulted in a non-cash asset impairment loss of $44.7 million. Of this amount, $26.4 million was allocated to the Financial Services segment and $18.3 million was allocated to the Small Business Services segment.

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

Note 9: Provision for income taxes

The components of the provision for income taxes for continuing operations were as follows:

(in thousands)	2006	2005	2004
Current tax provision:
Federal	$74,263	$95,484	$115,088
State	5,095	9,210	14,552
Total	79,358	104,694	129,640
Deferred tax benefit	(37,375)	(11,923)	(11,415)
Provision for income taxes	$41,983	$92,771	$118,225

Our provision for income taxes for 2005 included tax expense of $0.7 million related to the repatriation of $8.1 million from our Canadian operations under the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. This new law provided for a special one-time deduction of 85% of certain foreign earnings that were repatriated and which met certain requirements.

The effective tax rate on pre-tax income from continuing operations differed from the U.S. federal statutory tax rate of 35% as follows:

	2006		2005		2004
Income tax at federal statutory rate	35.0%		35.0%		35.0%
State income tax expense, net of federal income tax benefit	0.5%		2.1%		2.4%
Change in tax contingencies(1)	0.7%		(0.3%	)	(0.1%	)
Deferred income tax adjustment(2)	(3.5%	)	—		—
Qualified production activity credit	(1.6%	)	(0.9%	)	—
Other	(1.6%	)	1.1%		—
Provision for income taxes	29.5%		37.0%		37.3%

(1) During 2006, accruals related to unresolved tax contingencies more than offset net accrual reversals of $1.5 million related to settled issues, primarily resulting from the expiration of the stateute of limitations in various state income tax jurisdictions.

(2) During 2006, we reduced our provision for income taxes $5.0 million for the true-up of certain deferred income tax balances. As this item was not material to our current or prior periods, we recorded a one-time, discrete benefit to our provision for income taxes for the year ended December 31, 2006.

We have established reserves for income tax contingencies. We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves, as well as related interest. Our reserves for contingent tax liabilities totaled $8.9 million as of December 31, 2006 and $13.3 million as of December 31, 2005, and are included in accrued liabilities in our consolidated balance sheets. These reserves relate to various tax years subject to audit by taxing authorities. We believe that our current tax reserves are adequate, and reflect the most probable outcome of known tax contingencies. However, the ultimate outcome may differ from our estimates and assumptions and could impact the provision for income taxes reflected in our consolidated statements of income. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution could result in reduced income tax expense in our consolidated statements of income in the future.

Tax-effected temporary differences which gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2006		2005
(in thousands)	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Intangible assets	$—	$29,555	$—	$52,053
Goodwill	—	17,073	—	12,620
Property, plant and equipment	—	772	—	12,352
Deferred advertising costs	—	9,106	—	10,295
Employee benefit plans(1)	34,445	—	15,096	—
Interest rate lock agreements (see Note 8)	6,514	—	8,015	—
Miscellaneous reserves and accruals	15,156	—	6,939	—
Inventories	3,123	—	4,619	—
All other	4,362	3,981	6,154	4,101
Total deferred taxes	63,600	60,487	40,823	91,421
Valuation allowance	(652)	—	(131)	—
Net deferred taxes	$62,948	$60,487	$40,692	$91,421

(1) Deferred income taxes were impacted by the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. Further information can be found in Note 1.

Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of these subsidiaries.

The valuation allowance as of December 31, 2006 related to Canadian operating loss carryforwards which we do not expect to realize. The valuation allowance as of December 31, 2005 was for a federal operating loss carryforward related to the apparel business we sold in September 2005 (see Note 5). This carryforward expired in 2006.

As of December 31, 2006, we had state and federal net operating loss carryforwards of $1.5 million. These loss carryforwards expire at various dates up to 2026. We also had Canadian operating loss carryforwards of $1.8 million which expire at various dates between 2009 and 2013.

Note 10: Share-based compensation plans

Our employee share-based compensation plans consist of our employee stock purchase plan and our stock incentive plan. Under our stock incentive plan, we currently have non-qualified stock options, restricted stock units, restricted shares and performance share awards outstanding. There are 8.5 million shares of common stock reserved for issuance under the stock incentive plan, with 3.7 million of these shares remaining available for issuance as of December 31, 2006. The following amounts were recognized in our consolidated statements of income for share-based compensation plans:

(in thousands)	2006	2005	2004
Stock options	$2,025	$3,448	$6,265
Restricted shares and restricted stock units(1)	3,379	2,325	4,877
Employee stock purchase plan	787	810	659
Performance share plan(2)	—	420	447
Total share-based compensation expense	$6,191	$7,003	$12,248
Income tax benefit	$1,826	$2,591	$4,569

(1) Includes a decrease in compensation expense of $649 for the year ended December 31, 2006 related to the re-measurement of awards classified as liabilities (see Note 1).

(2) We currently estimate that no awards will be earned under our performance share plan. As such, no expense for this plan was recorded for the year ended December 31, 2006.

As of December 31, 2006, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $9.0 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.6 years.

Non-qualified stock options – All options allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to seven years following the date of grant. In the case of qualified retirement, death, disability or involuntary termination without cause, options vest immediately and the period over which the options can be exercised is shortened. Employees forfeit unvested options when they voluntarily terminate their employment with the company, and they have up to three months to exercise vested options before they are cancelled. In the case of involuntary termination with cause, the entire unexercised portion of the award is cancelled. All options vest immediately upon a change of control, as defined in the award agreement. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods. The following weighted-average assumptions were used in determining the fair value of stock options granted under the Black-Scholes model:

	2006	2005	2004
Risk-free interest rate (%)	4.6	3.9	3.6
Dividend yield (%)	4.2	3.9	4.0
Expected volatility (%)	22.1	20.5	22.0
Weighted-average option life (years)	4.7	5.7	5.5

The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock. We utilize historical option exercise and employee termination data to estimate the option life.

Information regarding options issued under the current and all previous plans was as follows:

	Number of option shares	Weighted- average exercise price	Aggregate intrinsic value (in thousands)	Weighted- average remaining contractual term (years)
Outstanding at December 31, 2003	3,847,185	$35.87
Granted	199,126	42.35
Exercised	(538,972)	28.81
Forfeited or expired	(256,843)	42.51
Outstanding at December 31, 2004	3,250,496	36.84
Granted	239,087	39.63
Exercised	(325,858)	25.29
Forfeited or expired	(203,340)	36.62
Outstanding at December 31, 2005	2,960,385	38.46
Granted	795,700	25.83
Exercised	(295,485)	19.19
Forfeited or expired	(393,642)	36.53
Outstanding at December 31, 2006	3,066,958	37.27	$1,228	3.4

Exercisable at December 31, 2004	1,955,950	$33.80
Exercisable at December 31, 2005	2,256,758	38.12
Exercisable at December 31, 2006	2,265,244	40.46	$909	2.4

The weighted-average grant-date fair value of options granted was $4.17 per share for the year ended December 31, 2006, $6.13 per share for the year ended December 31, 2005 and $6.64 per share for the year ended December 31, 2004. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $2.1 million for the year ended December 31, 2006, $4.4 million for the year ended December 31, 2005 and $7.1 million for the year ended December 31, 2004.

Restricted stock units – Certain employees have the option to receive a portion of their bonus payment in the form of restricted stock units. When employees elect this payment method, we provide an additional matching amount of restricted stock units equal to one-half of the restricted stock units earned under the bonus plan. These awards vest two years from the date of grant. In the case of approved retirement, death, disability or change of control, the units vest immediately. In the case of involuntary termination without cause or voluntary termination, employees receive a cash payment for the units earned under the bonus plan, but forfeit the company-provided matching amount. The fair value of these awards is determined on the date of grant based on the market value of our common stock. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period. Because the bonus portion of these awards may be settled in cash upon voluntary termination of employment, this portion of the awards is included in accrued liabilities in our consolidated balance sheet as of December 31, 2006, and is re-measured at each reporting period based on the current market value of our common stock. The company-provided match portion of the awards is never settled in cash. As such, this portion of the awards is recorded in equity at the grant date fair value and is not re-measured each reporting period.

In addition to awards granted to employees, non-employee members of our board of directors can elect to receive all or a portion of their fees in the form of restricted stock units. Directors are issued shares in exchange for the units upon the earlier of the tenth anniversary of February 1st of the year following the year in which the non-employee director ceases to serve on the board or such other objectively determinable date pre-elected by the director. The fair value of these unit awards is based on the market value of our common stock on the date of grant. Compensation expense is recognized immediately, as the awards are for past services.

Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our restricted stock units was as follows:

	Number of units	Weighted- average grant date fair value	Aggregate intrinsic value (in thousands)	Weighted- average remaining contractual term (years)
Outstanding at December 31, 2003	89,517	$37.44
Granted	24,516	41.64
Vested	(72,543)	38.24
Forfeited	(585)	42.30
Outstanding at December 31, 2004	40,905	38.45
Granted	154,356	35.54
Vested	(63,362)	37.14
Forfeited	(5,798)	35.44
Outstanding at December 31, 2005	126,101	35.68
Granted	15,938	22.38
Vested	(20,307)	35.44
Forfeited	(41,875)	35.23
Outstanding at December 31, 2006	79,857	33.31	$2,012	6.8

Of the awards presented here, 21,053 restricted stock units are classified as liabilities in our consolidated balance sheet as of December 31, 2006 at a value of $0.5 million. As of December 31, 2006, these units had a fair value of $25.20 per unit and a weighted-average remaining contractual term of 0.1 year.

The total intrinsic value of restricted stock units vesting was $0.4 million for the year ended December 31, 2006, $2.1 million for the year ended December 31, 2005 and $3.1 million for the year ended December 31, 2004. We made cash payments to settle share-based liabilities of $0.5 million for the year ended December 31, 2006, $0.1 million for the year ended December 31, 2005 and $20,000 for the year ended December 31, 2004.

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

Information regarding unvested restricted shares was as follows:

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2003	1,334	$38.17
Granted	46,303	42.39
Vested	(917)	37.77
Forfeited	(1,917)	42.35
Unvested at December 31, 2004	44,803	42.36
Granted	51,925	39.47
Vested	(9,746)	41.66
Forfeited	(4,099)	41.16
Unvested at December 31, 2005	82,883	40.70
Granted	401,630	25.51
Vested	(20,958)	36.90
Forfeited	(85,462)	28.99
Unvested at December 31, 2006	378,093	27.52

The total fair value of restricted shares vesting was $0.4 million for the year ended December 31, 2006, $0.3 million for the year ended December 31, 2005 and $39,000 for the year ended December 31, 2004.

Performance shares – Under these awards, the level of shares earned is contingent upon attaining specific performance targets over a three-year period. In the case of qualified retirement, death, disability or involuntary termination without cause on or after the one-year anniversary of the beginning of the performance period, a pro-rata portion of the award will be granted after the expiration of the performance period if an award is earned. In the case of voluntary termination of employment or termination of employment for any reason prior to the one-year anniversary of the beginning of the performance period, no award will be granted. If there is a change in control, a pro-rata portion of the award will be paid for the portion of the performance period up until the date of the change in control, based on the assumption that the performance goals have been achieved at target level. Compensation expense is recognized over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients. These plans were first utilized in 2004. No awards have been earned under these plans, and we currently estimate that no such awards will be earned.

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

During the year ended December 31, 2006, 180,277 shares were issued under this plan at prices of $22.76 and $14.45. During the year ended December 31, 2005, 91,902 shares were issued at prices of $32.53 and $32.99. During the year ended December 31, 2004, 100,241 shares were issued at a price of $33.88. Prior to August 1, 2006, we utilized the Black-Scholes option pricing model to calculate the fair value of these awards. This fair value plus the 15% discount amount was recognized as compensation expense over the six-month purchase period. Subsequent to August 1, 2006, the 15% discount amount is recognized as compensation expense over the six-month purchase period.

Note 11: Employee benefit plans

Profit sharing, defined contribution and 401(k) plans – We maintain a profit sharing plan, a defined contribution pension plan and a plan established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. These plans cover substantially all full-time and some part-time employees. Employees are eligible to participate in the plans on the first day of the quarter following their first full year of service. We also provide cash bonus programs under which employees may receive an annual cash bonus payment based on our annual operating performance.

Contributions to the profit sharing and defined contribution plans are made solely by Deluxe and are remitted to the plans’ respective trustees. Benefits provided by the plans are paid from accumulated funds of the trusts. In 2006, 2005 and 2004, contributions to the defined contribution pension plan equaled 4% of eligible compensation. Contributions to the profit sharing plan vary based on the company’s performance. Under the 401(k) plan, employees could contribute up to the lesser of $15,000 or 50% of eligible wages during 2006. In addition, employees 50 years of age or older were able to make additional contributions of up to $5,000 during 2006. We match 100% of the first 1% of wages contributed by employees and 50% of the next 4% of wages contributed. All employee and employer contributions are remitted to the plans’ respective trustees and benefits provided by the plans are paid from accumulated funds of the trusts. Payments made under the cash bonus programs vary based on the company’s performance and are paid in cash directly to employees.

Employees are provided a broad range of investment options to choose from in investing their profit sharing, defined contribution and 401(k) plan funds. Investing in Deluxe common stock is not one of these options, although funds selected by employees may at times hold Deluxe common stock.

Expense recognized in the consolidated statements of income for these plans was as follows:

(in thousands)	2006	2005	2004
Profit sharing/cash bonus plans	$3,845	$976	$28,709
Defined contribution pension plan	11,313	10,975	8,066
401(k) plan	7,065	8,084	7,880

Deferred compensation plan – We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to a maximum of 100 percent of their base salary plus up to 50 percent of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in one payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $11.4 million as of December 31, 2006 and $12.2 million as of December 31, 2005. These amounts are reflected in accrued liabilities and other long-term liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies, as well as debt and equity securities. These investments are included in long-term investments in the consolidated balance sheets and totaled $15.7 million as of December 31, 2006 and $17.9 million as of December 31, 2005.

Voluntary employee beneficiary association trust – We have formed a voluntary employee beneficiary association (VEBA) trust to fund employee and retiree medical costs and severance benefits. Contributions to the VEBA trust are tax deductible, subject to limitations contained in the Internal Revenue Code. VEBA assets primarily consist of fixed income investments. Historically, we made the majority of our contributions to the trust in the first quarter of the year and funded our obligations from the trust assets throughout the year. During 2006, we decided to change this practice. We now fund the VEBA trust throughout the year because the tax benefit from pre-funding the trust no longer exceeds the interest cost associated with the pre-funding. We made contributions to the VEBA trust of $18.5 million in 2006, consisting of $4.5 million of company contributions and $14.0 million of employee contributions. During 2005 we contributed a total of $42.0 million to the trust, consisting of $32.0 million of company contributions and $10.0 million of employee contributions. As of December 31, 2006, our liability for incurred but not reported medical claims exceeded the prepaid balance in the VEBA trust by $0.3 million. This amount is reflected in accrued liabilities in our consolidated balance sheet as of December 31, 2006. The excess of assets in our VEBA trust over the amount of incurred but not reported claims was $19.4 million as of December 31, 2005. This amount is reflected in other current assets in our consolidated balance sheet as of December 31, 2005.

Note 12: Pension and other postretirement benefits

We have historically provided certain health care benefits for a large number of retired employees. Employees hired prior to January 1, 2002 become eligible for benefits if they attain the appropriate years of service and age while working for Deluxe. Employees hired on January 1, 2002 or later are not eligible to participate in our retiree health care plan.

In July 2006, we adopted an amendment to our postretirement benefit plan. The amendment limits the total amount we will pay toward retiree medical costs. The limit will be set at 150% of the average cost per retiree in 2006. Medical costs incurred above the pre-determined limit will be paid by retirees. We expect the cap will be reached in four to six years. We completed a plan re-measurement as of July 31, 2006 to calculate the impact of this plan amendment. This change reduced our accumulated postretirement benefit obligation $29.5 million. This amount will be recognized as a reduction of our postretirement benefit expense over a period of 22 years, which is the average remaining life of plan participants. This change resulted in a $0.7 million reduction in our postretirement benefit expense for 2006.

In December 2003, a law was enacted which introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare plan. Our retiree medical plan does provide prescription drug coverage which is at least actuarially equivalent to the Medicare plan. Effective April 1, 2004, we began reflecting the impact of this new law in our postretirement benefit expense, utilizing the retroactive application method outlined in FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. In accordance with this accounting guidance, we completed a re-measurement of our plan assets and liabilities as of December 31, 2003. The federal subsidy provided for under the new Medicare law resulted in a $9.5 million reduction in our accumulated postretirement benefit obligation as of December 31, 2003 and resulted in a $1.0 million reduction in our postretirement benefit expense in 2004.

In addition to our postretirement benefit plans, we also have three pension plans which we acquired as part of the NEBS acquisition (see Note 4). Supplemental executive retirement plans (SERP’s) in the United States and Canada and a pension plan which covers certain Canadian employees had a total projected benefit obligation of $14.2 million as of the date of our acquisition of NEBS.

Obligations and funded status – The following table summarizes the change in benefit obligation, plan assets and funded status during 2006 and 2005:

(in thousands)	Postretirement benefit plan	Pension plans
Change in benefit obligation:
Benefit obligation, December 31, 2004	$126,873	$12,124
Service cost	782	289
Interest cost	6,915	588
Actuarial losses – net	21,166	218
Benefits paid from the VEBA trust (see Note 11) and company funds	(11,881)	(3,876)
Disposition of apparel business (see Note 5)	(660)	—
Effect of curtailment	—	139
Translation adjustment	—	209
Benefit obligation, December 31, 2005	143,195	9,691
Service cost	1,000	209
Interest cost	7,338	473
Actuarial losses – net	11,273	4
Benefits paid from plan assets, the VEBA trust (see Note 11) and company funds	(13,803)	(446)
Plan amendments	(29,525)	—
Translation adjustment	—	(30)
Benefit obligation, December 31, 2006	$119,478	$9,901

Change in plan assets:
Fair value of plan assets, December 31, 2004	$76,516	$3,576
Actual return on plan assets	14,073	350
Company contributions	—	883
Benefits and expenses paid	—	(129)
Translation adjustment	—	189
Fair value of plan assets, December 31, 2005	90,589	4,869
Actual return on plan assets	7,996	555
Company contributions	—	776
Benefits and expenses paid	(10,342)	(152)
Translation adjustment	—	(49)
Fair value of plan assets, December 31, 2006	$88,243	$5,999

Funded status, December 31, 2005	$(52,606)	$(4,822)
Funded status, December 31, 2006	$(31,235)	$(3,902)

Plan assets of our postretirement medical plans do not include the assets of the VEBA trust discussed in Note 11. Plan assets consist only of those assets invested in a trust established under section 401(h) of the Internal Revenue Code. These assets can be used only to pay retiree medical benefits, whereas the assets of the VEBA trust may be used to pay medical and severance benefits for both active and retired employees.

Amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	Postretirement benefit plan		Pension plans
	2006	2005	2006	2005
Other non-current assets	$—	$26,051	$187	$—
Accrued liabilities	—	—	324	4,217
Other non-current liabilities	31,235	—	3,765	—

Due to the adoption of SFAS No. 158 (see Note 1), amounts included in other comprehensive loss that have not been recognized as components of postretirement benefit expense as of December 31, 2006 were as follows:

(in thousands)	Postretirement benefit plan	Pension plans
Unrecognized prior service credit	$(44,969)	$—
Unrecognized net actuarial loss	97,917	219
Fourth quarter contribution	—	80
Tax effect	(19,512)	(93)
Amount recognized in accumulated other comprehensive loss, net of tax	$33,436	$206

The unrecognized prior service credit for our postretirement benefit plan resulted from our 2003 curtailment and other plan amendments. These changes resulted in a reduction of the accumulated postretirement benefit obligation. This reduction was first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service credit. The prior service credit generated by the 2006 plan amendment is being amortized on the straight-line basis over the average remaining life expectancy of plan participants, which is currently 22 years. Prior service credit generated before 2006 and unrecognized actuarial gains and losses are being amortized over the average remaining service period of employees expected to receive benefits under the plan, which is currently 7.7 years. Because employees hired after December 31, 2001 are not eligible to participate in our retiree health care plan, the average remaining service period of employees expected to receive benefits will continue to decrease. The unrecognized net actuarial loss for our postretirement benefit plan resulted from experience different from that assumed or from changes in assumptions. This amount was comprised of the following as of December 31:

(in thousands)	2006	2005
Discount rate assumption	$27,246	$33,355
Health care cost trend	23,620	25,682
Claims experience	18,454	15,135
Return on plan assets	10,271	11,528
Other	18,326	11,241
Unrecognized net actuarial loss	$97,917	$96,941

Amounts included in other comprehensive loss as of December 31, 2006 which we expect to recognize in postretirement benefit expense during 2007 are as follows:

(in thousands)	Postretirement benefit plan	Pension plans
Prior service credit	$(3,959)	$—
Net actuarial loss	11,238	—
Total	$7,279	$—

The accumulated benefit obligation (ABO) for all of our pension plans was $9.9 million as of December 31, 2006 and $9.3 million as of December 31, 2005. The ABO differs from the projected benefit obligation because it does not include an assumption as to future compensation levels. As of December 31, 2006 and 2005, two of our three pension plans, the United States SERP plan and the Canadian pension plan, had accumulated benefit obligations in excess of plan assets, as follows:

(in thousands)	2006	2005
Projected benefit obligation	$9,129	$8,914
Accumulated benefit obligation	9,101	8,661
Fair value of plan assets	5,039	4,083

Net pension and postretirement benefit expense – Net pension and postretirement benefit expense for the years ended December 31 consisted of the following components:

	Postretirement benefit plan			Pension plans
(in thousands)	2006	2005	2004	2006	2005	2004
Service cost	$1,000	$782	$786	$209	$289	$139
Interest cost	7,338	6,915	6,012	473	588	457
Expected return on plan assets	(7,690)	(6,695)	(6,376)	(300)	(263)	(88)
Amortization of prior service credit	(2,841)	(2,617)	(2,617)	—	—	—
Amortization of net actuarial losses	9,992	9,375	7,345	9	—	—
Total periodic benefit expense	7,799	7,760	5,150	391	614	508
Curtailment (gain) loss	—	—	(33)	—	139	—
Net periodic benefit expense	$7,799	$7,760	$5,117	$391	$753	$508

Actuarial assumptions – A September 30 measurement date is used for the calculations related to our pension and postretirement benefit plans.

In measuring benefit obligations as of December 31, the following assumptions were used:

	Postretirement benefit plan		Pension plans
	2006	2005	2006	2005
Discount rate	5.75%	5.50%	4.60% – 5.75%	4.50% – 5.75%
Rate of compensation increase	—	—	3.50%	3.50%

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

In measuring net periodic benefit expense for the years ended December 31, the following assumptions were used:

	Postretirement benefit plan			Pension plans
(in thousands)	2006	2005	2004	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%	4.50% – 5.50%	5.75% – 6.25%	6.00% – 6.50%
Expected return on plan assets	8.75%	8.75%	8.75%	6.25%	6.00%	6.00%
Rate of compensation increase	—	—	—	3.50%	3.50%	3.50% – 4.00%

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

In measuring the benefit obligation for our postretirement medical plan, the following assumptions for health care cost trend rates were used:

	2006		2005	2004
	Participants under age 65	Participants over age 65	All participants	All participants
Health care cost trend rate assumed for next year	9.00%	10.00%	9.75%	10.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2012	2014	2011	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One-percentage- point increase	One-percentage- point decrease
Effect on total of service and interest cost	$892	$(791)
Effect on benefit obligation	11,086	(9,632)

Plan assets – The allocation of plan assets by asset category as of the measurement date was as follows:

	Postretirement benefit plan		Pension plans
	2006	2005	2006	2005
Equity securities	85%	87%	8%	57%
Debt securities	15%	13%	84%	39%
Cash and cash equivalents	—	—	8%	4%
Total	100%	100%	100%	100%

Our postretirement health care plan and the Canadian pension plans have assets that are intended to meet long-term obligations. In order to meet these obligations, we employ a total return investment approach which considers cash flow needs and balances long-term projected returns against expected asset risk, as measured using projected standard deviations. Risk tolerance is established through careful consideration of projected plan liabilities, the plan’s funded status, projected liquidity needs and current corporate financial condition.

Through most of 2006, we targeted an allocation of plan assets of 80% equity securities and 20% fixed income securities for our postretirement medical plan. Within equity securities, we targeted the following allocation: 35% large capitalization equities, 25% small capitalization equities, 20% mid-capitalization equities and 20% international equities. When available within each of these equity groups, the assets were split equally among growth and value investments. In late 2006, subsequent to the September 30 measurement date, we adopted new asset allocation targets in conjunction with changes in the benefit structure of our postretirement medical plan. As of

December 31, 2006, the allocation of plan assets was 76% equity securities and 24% fixed income securities. Within the equity securities category, the allocation was: 42% large capitalization equities, 33% small and mid-capitalization equities and 25% international equities. We believe this new, more conservative allocation is appropriate for the revised liability projections. Plan assets are not invested in real estate, private equity or hedge funds and are not leveraged beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

Through June 30, 2006, the defined benefit component of the Canadian pension plan invested in a pooled balance fund. The plan was frozen on July 1, 2006 and will be terminated in January 2008. As such, its assets are now invested in fixed income investments. The investments utilized by this plan conform to our Statement of Investment Policies & Procedures and are overseen by an investment committee. The committee reviews our policies and liability structure annually and reviews the performance of plan assets on a quarterly basis.

Cash flows – We are not contractually obligated to make contributions to the assets of our postretirement medical benefit plan, and we do not anticipate making any such contributions during 2007. However, we do anticipate that we will pay net retiree medical benefits of $10.5 million during 2007.

During 2004, we fully funded the United States SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and totaled $5.2 million as of December 31, 2006 and $6.4 million as of December 31, 2005. We plan to pay pension benefits of $0.5 million during 2007, and we plan to make contributions of $0.5 million to the pension plans during 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years indicated:

	Postretirement benefit plan			Pension plans
(in thousands)	Gross benefit payments	Medicare subsidy expected	Net benefit payments	Gross benefit payments
2007	$11,300	$800	$10,500	$486
2008	11,500	900	10,600	479
2009	11,800	1,000	10,800	485
2010	12,000	1,100	10,900	6,543
2011	12,100	1,200	10,900	335
2012 – 2016	59,400	7,600	51,800	1,617

Note 13: Debt

Debt outstanding as of December 31 was as follows:

(in thousands)	2006	2005
3.5% senior, unsecured notes due October 1, 2007, net of discount	$—	$324,882
5.0% senior, unsecured notes due December 15, 2012, net of discount	298,872	298,683
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,523	274,461
Long-term portion of capital lease obligations	3,195	4,779
Long-term portion of debt	576,590	902,805
3.5% senior, unsecured notes due October 1, 2007, net of discount	$324,950	$—
Amounts drawn on credit facilities	112,660	—
Commercial paper	—	212,346
2.75% senior, unsecured notes repaid on September 15, 2006	—	50,000
Capital lease obligations due within one year	1,581	1,359
Short-term portion of debt	439,191	263,705
Total debt	$1,015,781	$1,166,510

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

In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS (see Note 4). The fair market value of these notes was $551.6 million as of December 31, 2006, based on quoted market prices.

In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $259.1 million as of December 31, 2006, based on quoted market prices.

In September 2003, we issued $50.0 million of 2.75% senior, unsecured notes which matured on September 15, 2006. The notes were issued under a shelf registration statement which became effective on July 8, 2003 and allowed for the issuance of debt securities, from time to time, up to an aggregate of $500.0 million. Interest payments were due each March and September. Proceeds from the offering, net of offering costs, were $49.8 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. These notes were repaid in September 2006, utilizing availability on our committed lines of credit.

Our capital lease obligation bears interest at a rate of 10.4% and is due through 2009. We also have operating leases on certain facilities and equipment. Future minimum lease payments under our capital obligation and noncancelable operating leases as of December 31, 2006 were as follows:

(in thousands)	Capital lease	Operating leases
2007	$2,004	$9,623
2008	2,004	8,015
2009	1,503	6,140
2010	—	3,302
2011	—	1,151
2012 and thereafter	—	133
Total minimum lease payments	5,511	$28,364
Less portion representing interest	(735)
Present value of minimum lease payments	4,776
Less current portion	(1,581)
Long-term portion of obligation	$3,195

Total future minimum lease payments under capital and noncancelable operating leases have not been reduced by minimum sublease rentals due under noncancelable subleases. As of December 31, 2006, minimum future sub-lease rentals were $5.6 million for capital leases and $0.7 million for operating leases.

The composition of rent expense for the years ended December 31 was as follows:

(in thousands)	2006	2005	2004
Minimum rentals	$11,024	$14,398	$14,786
Sublease rentals	(2,200)	(1,764)	(1,647)
Net rental expense	$8,824	$12,634	$13,139

Depreciation of assets under capital leases is included in depreciation expense in the consolidated statements of cash flows. The balance of leased assets as of December 31 was as follows:

(in thousands)	2006	2005
Buildings and building improvements	$11,574	$11,574
Accumulated depreciation	(8,819)	(7,817)
Net assets under capital leases	$2,755	$3,757

As of December 31, 2006, we had a $500.0 million commercial paper program in place. We also have committed lines of credit which are available for borrowing and to support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on the levels of subsidiary indebtedness. The daily average amount outstanding under our commercial paper program and our lines of credit during 2006 was $162.5 million at a weighted-average interest rate of 5.34%. As of December 31, 2006, no commercial paper was outstanding and $112.7 million was outstanding under our lines of credit at a weighted-average interest rate of 6.01%. The daily average amount of commercial paper outstanding during 2005 was $247.3 million at a weighted-average interest rate of 3.29%. As of December 31, 2005, $212.3 million was outstanding at a weighted-average interest of 4.41%. No amounts were drawn on our lines of credit during 2005, and no amounts were outstanding under these lines of credit as of December 31, 2005. As of December 31, 2006, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

(in thousands)	Total available	Expiration date	Commitment fee
Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%
Total committed lines of credit	500,000
Amounts drawn on credit facilities	(112,660)
Outstanding letters of credit	(11,187)
Net available for borrowing as of December 31, 2006	$376,153

Absent certain defined events of default under our committed lines of credit, there are no significant contractual restrictions on our ability to pay cash dividends.

Note 14: Other commitments and contingencies

Indemnifications – In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any potential liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or cash flows. We have recorded liabilities for known indemnifications related to environmental matters.

Environmental matters – We are currently involved in environmental compliance, investigation and remediation activities at some of our current and former sites, primarily check printing facilities of our Financial Services and Small Business Services segments which have been sold over the past several years. Remediation costs are accrued on an undiscounted basis when the obligations are either known or considered probable and can be reasonably estimated. Remediation or testing costs that result directly from the sale of an asset and which we would not have otherwise incurred, are considered direct costs of the sale of the asset. As such, they are included in our assessment of the carrying value of the asset.

Accruals for environmental matters were $5.0 million as of December 31, 2006 and $5.7 million as of December 31, 2005, and primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is used. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity.

As of December 31, 2006, substantially all costs included in our environmental accruals are covered by an environmental insurance policy which we purchased during 2002. As such, we do not anticipate any significant net cash outlays for environmental matters. The insurance policy covers pre-existing conditions from third-party claims and cost overruns for 30 years at owned, leased and divested sites, as well as any new conditions discovered at currently owned or leased sites for ten years. The policy is limited to total costs incurred of $22.9 million. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals.

Self-insurance – We are self-insured for certain costs, primarily workers’ compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for worker’s compensation, which totaled $9.9 million as of December 31, 2006 and $10.7 million as of December 31, 2005, is accounted for on a present value basis. The difference between the discounted and undiscounted workers’ compensation liability was $0.9 million as of December 31, 2006 and 2005. We record liabilities for medical and dental benefits payable for active employees and those employees on long-term disability. Our liability for active employees is not accounted for on a present value basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a present value basis and in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Our total liability for these medical and dental benefits totaled $7.9 million as of December 31, 2006 and $9.4 million as of December 31, 2005. The difference between the discounted and undiscounted medical and dental liability was $1.5 million as of December 31, 2006 and $2.1 million as of December 31, 2005.

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

Note 15: Common stock purchase rights

In February 1988, we adopted a shareholder rights plan under which common stock purchase rights automatically attach to each share of common stock we issue. The rights plan is governed by a rights agreement between us and Wells Fargo Bank, National Association, as rights agent. This agreement most recently was amended and restated as of December 20, 2006 (Restated Agreement).

Pursuant to the Restated Agreement, upon the occurrence of certain events, each right will entitle the holder to purchase one share of common stock at an exercise price of $100. In certain circumstances described in the Restated Agreement, if (i) any person becomes the beneficial owner of 20% or more of the company’s common stock, (ii) the company is acquired in a merger or other business combination or (iii) upon the occurrence of other events, each right will entitle its holder to purchase a number of shares of common stock of the company, or the acquirer or the surviving entity if the company is not the surviving corporation in such a transaction. The number of shares purchasable will be equal to the exercise price of the right divided by 50% of the then-current market price of one share of common stock of the company, or other surviving entity (i.e., at a 50% discount), subject to adjustments provided in the Restated Agreement. The rights expire December 31, 2016, and may be redeemed by the company at a price of $.01 per right at any time prior to the occurrence of the circumstances described above. The Restated Agreement requires an independent director review of the plan at least once every three years.

Note 16: Shareholders’ deficit

We are in a shareholders’ deficit position due to the required accounting treatment for share repurchases, completed primarily in 2002 and 2003. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings. We have not repurchased any shares since the second quarter of 2004. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.9 million shares remain available for purchase under this authorization. In addition to the impact of share repurchases, we are in a shareholders’ deficit position due to the adoption on December 31, 2006 of the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (see Note 1). Adoption of SFAS No. 158 increased shareholders’ deficit $33.4 million as of December 31, 2006.

Accumulated other comprehensive loss as of December 31 was comprised of the following:

(in thousands)	2006	2005	2004
Postretirement and defined benefit pension plans:
Unrealized prior service credit	$28,398	$—	$—
Unrealized net actuarial losses	(61,993)	—	—
Fourth quarter plan contributions	(47)	—	—
Postretirement and defined benefit pension plans, net of tax	(33,642)	—	—
Loss on derivatives, net of tax	(11,162)	(13,721)	(16,297)
Unrealized gain on securities, net of tax	242	63	110
Translation adjustment	2,689	2,434	2,320
Accumulated other comprehensive loss	$(41,873)	$(11,224)	$(13,867)

Note 17: Business segment information

We operate three business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells business checks, forms and related printed products to small businesses and home offices through direct response marketing, financial institution referrals, sales representatives, independent distributors and the internet. Financial Services sells personal and business checks, check-related products and services, and customer loyalty services to financial institutions. Direct Checks sells personal and business checks and related products directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada. No single customer accounted for more than 10% of revenue in 2006, 2005 or 2004.

The accounting policies of the segments are the same as those described in Note 1. We allocate corporate costs to our business segments, including costs of our human resources, supply chain, finance, information technology and legal functions. Where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are reported in that segment’s results and are not part of our corporate cost allocation. Due to our shared services approach to many of our functions, certain costs cannot be directly attributable to a business segment. These corporate costs are allocated to our business segments.

Prior to the acquisition of NEBS in June 2004, we allocated corporate costs to the business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Upon the acquisition of NEBS, we did not begin allocating corporate costs to the NEBS portion of Small Business Services, as NEBS continued to utilize its legacy systems and organizations as we developed and implemented plans for the integration of the businesses. On April 1, 2005, NEBS implemented certain of our corporate information systems and began utilizing most of our corporate shared services functions. As such, we began allocating corporate costs to the NEBS portion of the Small Business Services segment for those corporate functions being utilized by the NEBS business. As of January 1, 2006, NEBS was fully integrated into all of our corporate functions and we began allocating corporate costs to all of our business segments, based on segment revenue. Corporate asset balances are not allocated to the segments. Depreciation and amortization expense related to corporate assets which was allocated to the segments was $18.9 million in 2006, $14.7 million in 2005 and $8.7 million in 2004. Corporate assets consist primarily of shared facilities, long-term investments and internal-use software related to corporate activities.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the years ended December 31:

		Reportable business segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2006	$969,809	$458,118	$211,727	$—	$1,639,654
	2005	932,286	537,525	246,483	—	1,716,294
	2004	616,345	665,373	285,297	—	1,567,015
Operating income:	2006	86,764	46,613	64,922	—	198,299
	2005	105,118	119,677	80,044	—	304,839
	2004	101,910	159,986	86,016	—	347,912
Depreciation and amortization	2006	63,214	14,548	7,108	—	84,870
expense:	2005	72,165	27,708	8,475	—	108,348
	2004	40,303	43,753	9,800	—	93,856
Asset impairment loss:	2006	18,285	26,413	—	—	44,698
	2005	—	—	—	—	—
	2004	—	—	—	—	—
Total assets:	2006	854,115	151,241	121,361	140,415	1,267,132
	2005	894,774	181,579	126,582	222,940	1,425,875
	2004	995,460	224,637	135,739	143,243	1,499,079
Capital asset purchases:	2006	9,752	7,599	654	23,319	41,324
	2005	13,082	8,046	1,089	33,436	55,653
	2004	2,914	7,923	2,689	30,291	43,817

Revenue by product was as follows:

(in thousands)	2006	2005	2004
Checks and related services	$1,041,856	$1,123,255	$1,187,178
Other printed products, including forms	285,307	296,075	122,305
Accessories and promotional products	242,020	230,249	220,255
Packaging supplies and other	70,471	66,715	37,277
Total revenue	$1,639,654	$1,716,294	$1,567,015

The following information is based on the geographic locations of our subsidiaries:

(in thousands)	2006	2005	2004
Revenue from external customers:
United States	$1,570,824	$1,656,633	$1,536,717
Canada	68,830	59,661	30,298
Total revenue	$1,639,654	$1,716,294	$1,567,015

Long-lived assets:
United States	$1,052,257	$1,195,112	$1,239,471
Foreign, primarily Canada	12,758	16,825	19,222
Total long-lived assets	$1,065,015	$1,211,937	$1,258,693

Note 18: Subsequent event

In January 2007, we completed the sale of the assets of our Small Business Services industrial packaging product line for $20 million, realizing a gain of approximately $4.5 million. This business generated approximately $51 million of revenue in 2006. We do not expect this sale to have a significant impact on our earnings or operating cash flow.

DELUXE CORPORATION

SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share amounts)

	2006 Quarter Ended
	March 31	June 30(1)	September 30(2)	December 31(3)
Revenue	$411,430	$402,959	$398,087	$427,178
Gross profit	255,454	251,291	248,358	271,272
Net income (loss)	24,668	(2,367)	31,163	47,490
Earnings (loss) per share:
Basic	0.49	(0.05)	0.61	0.93
Diluted	0.48	(0.05)	0.61	0.92
Cash dividends per share	0.40	0.40	0.25	0.25

	2005 Quarter Ended
	March 31	June 30(4)	September 30	December 31
Revenue	$437,320	$434,476	$412,501	$431,997
Gross profit	285,249	283,703	263,253	275,728
Net income	39,372	42,056	37,134	38,959
Earnings per share:
Basic	0.78	0.83	0.73	0.77
Diluted	0.78	0.83	0.73	0.76
Cash dividends per share	0.40	0.40	0.40	0.40

(1) 2006 second quarter results include a pre-tax asset impairment loss of $44.7 million related to the abandonment of a software project.

(2) 2006 third quarter results include a $2.9 million reduction in the provision for income taxes related to changes in our legal entity structure and the settlement of prior period tax audits.

(3) 2006 fourth quarter results include a pre-tax gain of $11.0 million from the termination of an underperforming outsourced payroll services contract, a $5.0 million reduction in the provision for income taxes related to a one-time deferred tax adjustment, as well as net pre-tax restructuring accruals of $8.4 million related to various employee reductions.

(4) 2005 second quarter results include revenue of $11.7 million from contract termination payments.

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

Management’s Report on Internal Control over Financial Reporting – Management of Deluxe Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment we have concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

Controls – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2006, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Departure of Director – At a regularly scheduled meeting of the board of directors held on February 13, 2007, T. Michael Glenn advised the board of his decision not to stand for re-election to the board at our 2007 annual meeting of shareholders, which is currently scheduled for April 25, 2007. Mr. Glenn intends to serve out the remainder of his current term as a director, which term expires as of the 2007 annual meeting. Mr. Glenn is an executive of FedEx Corporation, and his decision not to stand for re-election is based solely on a desire to avoid any potential appearance of conflict as FedEx Corporation and Deluxe continue to pursue their respective strategies for serving the small business customer.

Equity-Based Grants – On February 13, 2007, the compensation committee of the board of directors approved the issuance of equity-based grants under our long-term incentive program (or “LTIP”). All of our executive officers, together with other designated key employees, are eligible to receive equity-based grants under the Deluxe Corporation Stock Incentive Plan, which plan has been approved by our shareholders.

For 2006, our LTIP includes grants of non-qualified stock options having an exercise price equal to the closing price of our common stock on the date of grant, as well as performance accelerated restricted stock. All grants approved by the compensation committee on February 13, 2007, are governed by standard forms of award agreements, copies of which are attached as exhibits 10.28 and 10.29 to this report.

PART III

Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year-end, with the exception of the executive officers section of Item 10, which is included in Part I, Item 1 of this report.

Item 10. Directors, Executive Officers and Corporate Governance.

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

The full text of our Code of Ethics and Business Conduct (Code of Ethics) is posted on the Investor Relations page of our website at www.deluxe.com under the “Corporate Governance” caption. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website at the address and location specified above.

Item 11. Executive Compensation.

The sections of the proxy statement entitled “Compensation Committee Report,” “Executive Compensation,” “Director Compensation” and “Board Structure and Governance—Compensation Committee Interlocks and Insider Participation” are incorporated by reference to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The section of the proxy statement entitled “Stock Ownership and Reporting—Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference to this report.

The following table provides information concerning all of our equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	3,146,815	(1)	$36.32	(1)	8,181,433	(2)
Equity compensation plans not approved by shareholders	None		None		None
Total	3,146,815		$36.32		8,181,433

(1) Includes awards granted under our 2000 Stock Incentive Plan, as amended, and our previous stock incentive plan, adopted in 1994. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 3,066,958 and restricted stock unit awards of 79,857.

(2) Includes 4,447,800 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of the total available for future issuance, 2,791,405 shares remain available, in the aggregate, for grants of restricted stock, restricted stock units and performance awards under our 2000 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None of our directors or officers, nor any known person who beneficially owns, directly or indirectly, five percent of our common stock, nor any member of the immediate family of any of the foregoing persons has any material interest, direct or indirect, in any transaction since January 1, 2006 or in any presently proposed transaction which, in either case, has affected or will materially affect us. None of our directors or officers is indebted to us.

The sections of the proxy entitled “Board Structure and Governance—Board Oversight and Director Independence” and “Board Structure and Governance—Related Party Transaction Policy and Procedures” are incorporated by reference to this report.

Item 14. Principal Accounting Fees and Services.

The sections of the proxy statement entitled “Fiscal Year 2006 Audit and Independent Accountants—Fees Paid to Independent Accountants” and “Fiscal Year 2006 Audit and Independent Accountants—Policy on Audit Committee Pre-Approval of Independent Accountant Fees and Services” are incorporated by reference to this report.

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

*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)	*

4.1

Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)

*

4.2

First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly, Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on December 5, 2002)

*

4.3

Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

*

4.4

Form of Officer’s Certificate and Company Order authorizing the 2007 Notes, series B (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*

4.5

Specimen of 3½% senior notes due 2007, series B (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*

4.6

Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*

4.7

Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*

10.1	Deluxe Corporation 2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)**	*

10.2	Deluxe Corporation 2000 Stock Incentive Plan, as Amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)**	*

10.3	Annex I to the Deluxe Corporation 2000 Stock Incentive Plan, Non-employee Director Stock and Deferral Plan, as Amended**	Filed herewith

10.4	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.5	Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)**	*

10.6	First Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

10.7

Second Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2002)**

*

10.8

Third Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2005)**

*

10.9	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

10.10

Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**

*

10.11	Deluxe Corporation Supplemental Benefit Plan (incorporated by reference to Exhibit (10)(B) to the Annual Report on Form 10-K for the year ended December 31, 1995)**	*

10.12

First Amendment to the Deluxe Corporation Supplemental Benefit Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2001)**

*

10.13

Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**

*

10.14	Description of Non-employee Director Compensation Arrangements, updated January 1, 2007**	Filed herewith

10.15

Form of Severance Agreement entered into between Deluxe and the following executive officers: Anthony Scarfone, Luann Widener, Terry Peterson, Mike Degeneffe, Richard Greene and Jeff Stoner (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**

*

10.16

Form of Executive Retention Agreement entered into between Deluxe and the following executive officers: Anthony Scarfone, Luann Widener, Mike Degeneffe, Richard Greene and Jeff Stoner (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2000)**

*

10.17	Form of Executive Retention Agreement between us and Lee Schram (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**	*

10.18	Form of Agreement for Awards Payable in Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 28, 2005)**	*

10.19	Form of Non-employee Director Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.20	Form of Non-employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.21

Form of Agreement as to Award of Restricted Common Stock (Non-Employee Director Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 27, 2006)**

*

10.22	Form of Non-qualified Stock Option Agreement (as amended February 2006) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.23	Form of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.24	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.25	Form of Restricted Stock Award Agreement (Two-Year Retention Term) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.26	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.27

Form of Performance Accelerated Restricted Stock Award Agreement (2006 grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**

*

10.28	Form of Non-qualified Stock Option Agreement (version 2/07)**	Filed herewith

10.29	Form of Performance Accelerated Restricted Stock Award Agreement (version 2/07)**	Filed herewith

10.30	Employment Agreement dated as of April 10, 2006, between us and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**	*

10.31

Offer letter, dated as of September 15, 2006, between us and Richard S. Greene (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)**

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

DELUXE CORPORATION
Date: February 15, 2007	By:	/s/ Lee Schram
Lee Schram Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2007.

Signature		Title

By	/s/ Lee Schram	Chief Executive Officer
	Lee Schram	(Principal Executive Officer)

By	/s/ Richard S. Greene	Senior Vice President, Chief Financial Officer
	Richard S. Greene	(Principal Financial Officer)

By	/s/ Terry D. Peterson	Vice President, Investor Relations and Chief Accounting Officer
	Terry D. Peterson	(Principal Accounting Officer)

By	*
	T. Michael Glenn	Director

*
	Charles A. Haggerty	Director

*
	Isaiah Harris, Jr.	Director

*
	William A. Hawkins, III	Director

*
	Cheryl E. Mayberry McKissack	Director

*
Stephen P. Nachtsheim	Director

*
Mary Ann O’Dwyer	Director

*
Martyn R. Redgrave	Director

*By:	/s/ Lee Schram
Lee Schram Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
10.3	Annex I to the Deluxe Corporation 2000 Stock Incentive Plan, Non-Employee Director Stock and Deferral Plan, as Amended

10.14	Description of Non-Employee Director Compensation Arrangements, updated January 1, 2007

10.28	Form of Non-qualified Stock Option Agreement (version 2/07)

10.29	Form of Performance Accelerated Restricted Stock Award Agreement (version 2/07)

12.1	Statement re: Computation of Ratios

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002