Form 10-Q
period 2007-03-31
DELUXE CORP
filed 2007-04-26
CIK 27996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 19, 2007 was 51,898,971.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

DELUXE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$11,466	$11,599
Trade accounts receivable (net of allowances for uncollectible accounts of $8,011 and $8,189, respectively)	90,486	103,014
Inventories and supplies	35,763	42,854
Deferred income taxes	20,183	18,776
Cash held for customers	14,506	13,758
Other current assets	10,192	12,116
Total current assets	182,596	202,117
Long-Term Investments (including $2,889 of investments at fair value in 2007 – see Note 2)	35,350	35,985
Property, Plant, and Equipment (net of accumulated depreciation of $319,933 and $317,955, respectively)	140,917	142,247
Intangibles (net of accumulated amortization of $341,080 and $330,194, respectively)	166,137	178,537
Goodwill	585,705	590,543
Other Non-Current Assets	112,491	117,703
Total assets	$1,223,196	$1,267,132

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$70,873	$78,489
Accrued liabilities	142,786	146,823
Short-term debt	44,550	112,660
Long-term debt due within one year	326,589	326,531
Total current liabilities	584,798	664,503
Long-Term Debt	576,235	576,590
Deferred Income Taxes	13,991	16,315
Other Non-Current Liabilities	88,360	75,397
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2007 – 51,883; 2006 – 51,519)	51,883	51,519
Additional paid-in capital	55,056	50,101
Accumulated deficit	(106,737)	(125,420)
Accumulated other comprehensive loss	(40,390)	(41,873)
Total shareholders’ deficit	(40,188)	(65,673)
Total liabilities and shareholders’ deficit	$1,223,196	$1,267,132

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2007	2006
Revenue	$403,834	$411,430
Cost of goods sold	149,317	155,976
Gross Profit	254,517	255,454

Selling, general and administrative expense	189,317	208,101
Gain on sale of product line and assets held for sale	(3,773)	(4,948)
Operating Income	68,973	52,301

Interest expense	(12,799)	(13,848)
Other income (expense)	988	(96)
Income Before Income Taxes	57,162	38,357

Provision for income taxes	21,934	13,711
Income From Continuing Operations	35,228	24,646

Income from Discontinued Operations	—	22
Net Income	$35,228	$24,668

Basic Earnings per Share:
Income from continuing operations	$0.69	$0.48
Income from discontinued operations	—	—
Basic Earnings per Share	0.69	0.49

Diluted Earnings per Share:
Income from continuing operations	$0.68	$0.47
Income from discontinued operations	—	—
Diluted Earnings per Share	0.68	0.48

Cash Dividends per Share	$0.25	$0.40

Total Comprehensive Income	$37,022	$25,024

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Quarter Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$35,228	$24,668
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net income from discontinued operations	—	(22)
Depreciation	5,458	6,843
Amortization of intangibles	11,877	16,625
Amortization of contract acquisition costs	8,528	8,891
Employee share-based compensation expense	2,436	1,240
Deferred income taxes	3,733	(2,924)
Gain on sale of product line and assets held for sale	(3,773)	(4,948)
Other non-cash items, net	2,974	3,351
Changes in assets and liabilities, net of effect of acquisition, product line disposition and discontinued operations:
Trade accounts receivable	6,878	7,655
Inventories and supplies	2,390	536
Other current assets	1,468	8,701
Contract acquisition payments	(4,229)	(5,818)
Other non-current assets	(642)	(77)
Accounts payable	(645)	(6,689)
Accrued and other non-current liabilities	(2,698)	14,672
Net cash provided by operating activities of continuing operations	68,983	72,704

Cash Flows from Investing Activities:
Purchases of capital assets	(4,356)	(13,098)
Payment for acquisition, net of cash acquired	(2,316)	—
Proceeds from sale of product line and facility	19,214	6,023
Other	2,495	(275)
Net cash provided (used) by investing activities	15,037	(7,350)

Cash Flows from Financing Activities:
Net payments on short-term debt	(68,110)	(48,876)
Payments on long-term debt	(377)	(323)
Change in book overdrafts	(5,719)	(2,634)
Proceeds from issuing shares under employee plans	2,959	6,442
Excess tax benefit from share-based employee awards	—	775
Cash dividends paid to shareholders	(12,968)	(20,558)
Net cash used by financing activities	(84,215)	(65,174)

Effect of Exchange Rate Change on Cash	62	13
Cash Used by Operating Activities of Discontinued Operations	—	(35)

Net Change in Cash and Cash Equivalents	(133)	158
Cash and Cash Equivalents: Beginning of Period	11,599	6,867
End of Period	$11,466	$7,025

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Consolidated financial statements

The consolidated balance sheet as of March 31, 2007 and the consolidated statements of income and the consolidated statements of cash flows for the quarters ended March 31, 2007 and 2006 are unaudited. The consolidated balance sheet as of December 31, 2006 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2: New accounting pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in our judgment is greater than 50% likely to be realized. The adoption of FIN No. 48 in the first quarter of 2007 impacted our consolidated balance sheet as follows:

(in thousands)	Increase/ (decrease)
Current deferred income taxes	$59
Goodwill	576
Other non-current assets	330
Accrued liabilities	(8,332)
Other non-current liabilities	20,139
Non-current deferred income taxes	(7,768)
Accumulated deficit	3,074

The total amount of unrecognized tax benefits as of January 1, 2007 was $16.2 million. Of this amount, $9.3 million would affect our effective tax rate if recognized. Interest and penalties recorded for uncertain tax positions were included in our provision for income taxes in the consolidated statements of income prior to the adoption of FIN No. 48, and we continue this income statement classification subsequent to the adoption of FIN No. 48. As of January 1, 2007, our reserves for contingent tax liabilities included $4.7 million of accrued interest and penalties, excluding the tax benefits of deductible interest. The years 2003 through 2006 remain subject to examination by the Internal Revenue Service (IRS). The years 2002 through 2006 remain subject to examination by major state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

During the three months ended March 31, 2007, we settled a city jurisdictional matter for $1.0 million and reduced our reserve for contingent tax liabilities. There were no other significant changes to our unrecognized tax benefits during the quarter. We do not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

On January 1, 2007, we adopted the measurement date provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to measure the funded status of a plan as of the date of its year-end balance sheet. We historically used a September 30 measurement date. To transition to a December 31 measurement date, we completed plan measurements for our postretirement benefit and pension plans as of December 31, 2006. In accordance with SFAS No. 158, postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, as calculated based on the September 30, 2006 measurement date, was recorded as an increase to accumulated deficit of $0.7 million, net of tax, during the quarter ended March 31, 2007. Additionally, we adjusted our postretirement assets and liabilities to reflect the funded status of the plans, as calculated based on the December 31, 2006 measurement date. This adjustment, along with the postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, resulted in an increase in other comprehensive loss of $0.1 million, net of tax, during the quarter ended March 31, 2007. Postretirement benefit expense reflected in our consolidated statement of income for the quarter ended March 31, 2007 is based on the December 31, 2006 measurement date. Further information regarding the expense included in our consolidated statements of income can be found in Note 8: Pension and other postretirement benefits.

On January 1, 2007, we adopted SFAS No. 157, Fair Value Measurements. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. For recognition purposes, on a recurring basis we are required to measure available for sale investments in mutual funds at fair value. These investments had an aggregate fair value of $2.9 million as of March 31, 2007 and $3.3 million as of December 31, 2006 and are included in long-term investments on our consolidated balance sheets. The fair value of these investments is determined using quoted prices in active markets. Changes in the fair value of these investments have historically been insignificant. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. The fair value of our outstanding debt is determined using quoted prices in active markets.

On a nonrecurring basis, we are required to use fair value measures when measuring plan assets of our postretirement benefit and pension plans and when analyzing asset impairment. As we elected to adopt the measurement date provisions of SFAS No. 158 as of January 1, 2007, we were required to determine the fair value of our postretirement benefit and pension plan assets as of December 31, 2006. The fair value of our postretirement medical plan assets was $94.4 million and the fair value of our pension plan assets was $6.0 million as of December 31, 2006. These assets are valued in highly liquid markets. During the third quarter of each year, we evaluate goodwill and indefinite-lived intangibles for impairment using the income approach. The income approach is a valuation technique under which estimated future cash flows are discounted to their present value to calculate fair value. When analyzing our indefinite-lived intangibles for impairment, we use a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name, applying an assumed royalty rate within our discounted cash flow calculation.

On January 1, 2007, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard permits companies to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. We have elected the fair value option for mutual fund investments previously classified as available for sale. These investments were carried at fair value on our consolidated balance sheets. However, under the fair value option, unrealized gains and losses now will be reflected in our consolidated statements of income, as opposed to being recorded in accumulated other comprehensive loss on the consolidated balance sheets. These investments correspond to our liability under an officers’ deferred compensation plan. The liability under this plan equals the fair value of the investments, so changes in the value of both the asset and the liability are now netted in the consolidated statements of income. These investments had a fair value of $2.9 million as of March 31, 2007 and $3.3 million as of December 31, 2006, and are included in long-term investments on our consolidated balance sheets. The long-term investments caption on our consolidated balance sheet also includes life insurance policies which are recorded at their cash surrender values. The fair value of the mutual fund investments is determined using quoted prices in active markets. Changes in the fair value of these investments have historically been insignificant and were insignificant during the quarter ended March 31, 2007. As required by SFAS No. 159, the cumulative unrealized gain related to these investments of $0.2 million, net of tax, as of January 1, 2007, was reclassified from accumulated other comprehensive loss to accumulated deficit as of January 1, 2007. The unrealized pre-tax gain on these investments as of January 1, 2007 was $0.4 million.

Note 3: Supplementary balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2007	December 31, 2006
Raw materials	$7,066	$7,663
Semi-finished goods	11,975	13,761
Finished goods	6,619	11,257
Total inventories	25,660	32,681
Supplies, primarily production	10,103	10,173
Inventories and supplies	$35,763	$42,854

Intangibles – Intangibles were comprised of the following:

	March 31, 2007			December 31, 2006
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software	264,750	(232,345)	32,405	264,847	(228,719)	36,128
Customer lists	114,409	(76,479)	37,930	114,344	(71,088)	43,256
Distributor contracts	30,900	(15,754)	15,146	30,900	(14,552)	16,348
Trade names	30,157	(12,779)	17,378	31,644	(12,350)	19,294
Other	7,601	(3,723)	3,878	7,596	(3,485)	4,111
Amortizable intangibles	447,817	(341,080)	106,737	449,331	(330,194)	119,137

Intangibles	$507,217	$(341,080)	$166,137	$508,731	$(330,194)	$178,537

Total amortization of intangibles was $11.9 million for the quarter ended March 31, 2007 and $16.6 million for the quarter ended March 31, 2006. Based on the intangibles in service as of March 31, 2007, estimated future amortization expense is as follows:

(in thousands)
Remainder of 2007	$32,131
2008	33,477
2009	20,563
2010	7,966
2011	4,396

Goodwill – Changes in goodwill during the quarter ended March 31, 2007 were as follows:

(in thousands)	Small Business Services	Direct Checks	Total
Balance, December 31, 2006	$508,306	$82,237	$590,543
Sale of industrial packaging product line (see Note 5)	(5,864)	—	(5,864)
Acquisition of All Trade Computer Forms, Inc. (see Note 5)	434	—	434
Adoption of FIN No. 48 (see Note 2)	576	—	576
Translation adjustment	16	—	16
Balance, March 31, 2007	$503,468	$82,237	$585,705

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2007	December 31, 2006
Contract acquisition costs (net of accumulated amortization of $71,087 and $97,910, respectively)	$66,910	$71,721
Deferred advertising costs	25,611	27,891
Other	19,970	18,091
Other non-current assets	$112,491	$117,703

Changes in contract acquisition costs during the first quarters of 2007 and 2006 were as follows:

	Quarter Ended March 31,
(in thousands)	2007	2006
Balance, beginning of year	$71,721	$93,664
Additions(1)	3,717	13,261
Amortization	(8,528)	(8,891)
Balance, end of period	$66,910	$98,034

(1)Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $4,229 for the quarter ended March 31, 2007 and $5,818 for the quarter ended March 31, 2006.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2007	December 31, 2006
Income taxes	$25,246	$25,219
Wages, including vacation	20,981	17,214
Customer rebates	18,684	19,314
Interest	17,134	7,197
Cash held for customers	14,506	13,758
Employee profit sharing and pension	11,737	20,890
Restructuring due within one year (see Note 7)	4,884	10,697
Other	29,614	32,534
Accrued liabilities	$142,786	$146,823

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2007	2006
Earnings per share – basic:
Income from continuing operations	$35,228	$24,646
Weighted-average shares outstanding	51,222	50,817
Earnings per share – basic	$0.69	$0.48

Earnings per share – diluted:
Income from continuing operations	$35,228	$24,646
Re-measurement of share-based awards classified as liabilities	(7)	(413)
Income available to common shareholders	35,221	24,233

Weighted-average shares outstanding	51,222	50,817
Dilutive impact of options, restricted stock units, unvested restricted stock and employee stock purchase plan	330	223
Weighted-average shares and potential dilutive shares outstanding	51,552	51,040
Earnings per share – diluted	$0.68	$0.47

Antidilutive options excluded from calculation	3,021	3,057

Earnings per share amounts for income from continuing operations, income from discontinued operations and net income, as presented in the consolidated statements of income, are calculated individually and may not sum due to rounding differences.

Note 5: Acquisition and disposition

In February 2007, we acquired all of the common stock of All Trade Computer Forms, Inc. (All Trade) for cash of $2.3 million, net of cash acquired. All Trade is a custom form printer based in Canada and is included in our Small Business Services segment. All Trade’s operating results are included in our consolidated results of operations from the acquisition date. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $0.4 million. We believe this acquisition resulted in goodwill due to All Trade’s expertise in custom printing which we believe allows us to expand our core printing capabilities and product offerings for small businesses.

In January 2007, we completed the sale of the assets of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had no impact on diluted earnings per share because the effective tax rate specifically attributable to the gain was higher since the goodwill written-off is not deductible for tax purposes. This business generated approximately $51 million of revenue in 2006. The disposition of this product line did not qualify to be reported as discontinued operations in our consolidated financial statements.

Note 6: Discontinued operations

In December 2004, we sold our European operations, with the exception of one facility which was sold in the second quarter of 2006. The rental income and expenses of this facility resulted in income of $22,000 for the quarter ended March 31, 2006, which is reported as discontinued operations in our consolidated statement of income.

Note 7: Restructuring accruals

Restructuring accruals of $4.9 million as of March 31, 2007 and $11.2 million as of December 31, 2006 are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have vacated. The remaining severance accruals primarily relate to employee reductions resulting from our cost savings initiatives. We expect to fully pay these severance benefits by the end of 2007 utilizing cash from operations. The remaining payments due under the operating lease obligations will be paid through early 2009, utilizing cash from operations. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, our restructuring accruals were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Total
Balance, December 31, 2006	$2,304	$2,703	$128	$4,481	$1,595	$11,211
Restructuring charges	142	—	—	—	—	142
Restructuring reversals	—	(203)	(142)	(266)	(551)	(1,162)
Inter-segment transfer	633	378	32	(1,043)	—	—
Payments	(1,578)	(1,719)	(18)	(1,010)	(982)	(5,307)
Balance, March 31, 2007	$1,501	$1,159	$—	$2,162	$62	$4,884

Cumulative amounts for current initiatives(1):
Restructuring accruals	$29,830	$3,261	$128	$4,949	$2,918	$41,086
Restructuring reversals	(187)	(368)	(142)	(326)	(551)	(1,574)
Inter-segment transfer	633	378	32	(1,043)	—	—
Payments	(28,775)	(2,112)	(18)	(1,418)	(2,305)	(34,628)
Balance, March 31, 2007	$1,501	$1,159	$—	$2,162	$62	$4,884

(1) Includes accruals related to our 2006 cost reduction initiatives and the acquisition of New England Business Service, Inc. (NEBS) in June 2004.

Note 8: Pension and other postretirement benefits

We have historically provided certain health care benefits for a large number of retired employees. In addition to our postretirement medical plan, we also have supplemental executive retirement plans (SERP’s) in the United States and Canada and a pension plan which covers certain Canadian employees. As discussed in Note 2, on January 1, 2007, we adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. As such, pension and postretirement benefit expense reflected in our consolidated statement of income for the quarter ended March 31, 2007 is based on a December 31, 2006 measurement date. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.

Pension and postretirement benefit expense for the quarters ended March 31, 2007 and 2006 consisted of the following components:

	Post-retirement benefit plan		Pension plans
(in thousands)	2007	2006	2007	2006
Service cost	$39	$268	$51	$85
Interest cost	1,753	1,890	121	117
Expected return on plan assets	(2,066)	(1,905)	(60)	(74)
Amortization of prior service credit	(990)	(654)	—	—
Amortization of net actuarial losses	2,464	2,538	2	2
Total periodic benefit expense	$1,200	$2,137	$114	$130

Note 9: Provision for income taxes

Our effective tax rate for the three months ended March 31, 2007 was 38.4%, compared to our 2006 annual effective tax rate of 29.5%. Our 2006 effective tax rate included net favorable adjustments which lowered our effective tax rate 2.8 percentage points, including the true-up of certain deferred income tax balances, as discussed under the caption “Note 9: Provision for income taxes” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our provision for income taxes for the quarter ended March 31, 2007 included net discrete expense items of $1.2 million related to the non-deductible write-off of goodwill resulting from the sale of our industrial packaging product line, partially offset by other factors, primarily the impact of the final settlement of a contingent tax item. The impact of these discrete items on our effective tax rate was an increase of 2.0 percentage points.

Note 10: Debt

Total debt outstanding was comprised of the following:

(in thousands)	March 31, 2007	December 31, 2006
5.0% senior, unsecured notes due December 15, 2012, net of discount	$298,920	$298,872
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,538	274,523
Long-term portion of capital lease obligations	2,777	3,195
Long-term portion of debt	576,235	576,590
3.5% senior, unsecured notes due October 1, 2007, net of discount	324,967	324,950
Amounts drawn on credit facilities	44,550	112,660
Capital lease obligations due within one year	1,622	1,581
Short-term portion of debt	371,139	439,191
Total debt	$947,374	$1,015,781

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

In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS in 2004. The fair market value of these notes was $555.3 million as of March 31, 2007, based on quoted market prices.

In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $270.0 million as of March 31, 2007, based on quoted market prices.

As of March 31, 2007, we had a $500.0 million commercial paper program in place. Given our current credit ratings, the commercial paper market is not available to us. We also have committed lines of credit which are available for borrowing and to support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on the levels of subsidiary indebtedness. No commercial paper was outstanding during the quarter ended March 31, 2007. The daily average amount outstanding under our lines of credit during the quarter ended March 31, 2007 was $78.4 million at a weighted-average interest rate of 5.78%. As of March 31, 2007, $44.6 million was outstanding at a weighted-average interest rate of 5.80%. During 2006, the daily average amount outstanding under our commercial paper program and our lines of credit was $162.5 million at a weighted-average interest rate of 5.34%. As of December 31, 2006, no commercial paper was outstanding and $112.7 million was outstanding under our lines of credit at a weighted-average interest rate of 6.01%. As of March 31, 2007, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

(in thousands)	Total available	Expiration date	Commitment fee
Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%
Total committed lines of credit	500,000
Amounts drawn on credit facilities	(44,550)
Outstanding letters of credit	(11,225)
Net available for borrowing as of March 31, 2007	$444,225

Absent certain defined events of default under our committed lines of credit, there are no significant contractual restrictions on our ability to pay cash dividends.

Note 11: Shareholders’ deficit

We are in a shareholders’ deficit position due partially to the adoption on December 31, 2006 of the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Adoption of SFAS No. 158 increased shareholders’ deficit $33.4 million as of December 31, 2006. Additionally, we are in a shareholders’ deficit position due to the required accounting treatment for share repurchases, completed primarily in 2002 and 2003. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings. We have not repurchased any shares since the second quarter of 2004. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.9 million shares remain available for purchase under this authorization.

Changes in shareholders’ deficit during the quarter ended March 31, 2007 were as follows:

	Common shares
(in thousands)	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ deficit
Balance, December 31, 2006	51,519	$51,519	$50,101	$(125,420)	$(41,873)	$(65,673)
Net income	—	—	—	35,228	—	35,228
Cash dividends	—	—	—	(12,968)	—	(12,968)
Common shares issued(1)	379	379	3,396	—	—	3,775
Tax impact of share-based awards	—	—	(270)	—	—	(270)
Common shares retired	(15)	(15)	(410)	—	—	(425)
Fair value of share-based compensation	—	—	2,239	—	—	2,239
Adoption of measurement date provisions of SFAS No. 158, net of tax(2)	—	—	—	(745)	(69)	(814)
Adoption of FIN No. 48(2)	—	—	—	(3,074)	—	(3,074)
Adoption of SFAS No. 159, net of tax(2)	—	—	—	242	(242)	—
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(625)	(625)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	1,567	1,567
Amortization of loss on derivatives, net of tax	—	—	—	—	645	645
Translation adjustment	—	—	—	—	207	207
Balance, March 31, 2007	51,883	$51,883	$55,056	$(106,737)	$(40,390)	$(40,188)

(1) Includes shares issued to employees for cash payments of $2,959, as well as the vesting of share-based awards previously classified as accrued liabilities in our consolidated balance sheet of $816.

(2) See Note 2: New accounting pronouncements for further information.

Accumulated other comprehensive loss was comprised of the following:

(in thousands)	March 31, 2007	December 31, 2006
Postretirement and pension plans:
Unrealized prior service credit	$27,148	$28,398
Unrealized net actuarial losses	(59,917)	(61,993)
Fourth quarter plan contributions	—	(47)
Postretirement and pension plans, net of tax	(32,769)	(33,642)
Loss on derivatives, net of tax	(10,517)	(11,162)
Unrealized gain on securities, net of tax	—	242
Translation adjustment	2,896	2,689
Accumulated other comprehensive loss	$(40,390)	$(41,873)

Note 12: Business segment information

We operate three business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells business checks, forms and related printed products to small businesses and home offices through financial institution referrals, direct response marketing, sales representatives, independent distributors and the internet. Financial Services sells personal and business checks, check-related products and services, and customer loyalty solutions to financial institutions. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada.

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. We allocate corporate costs to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are reported in that segment’s results. Due to our shared services approach to many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue.

Effective January 1, 2007, we reclassified as corporate assets the property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate. These assets had previously been managed as business segment assets and were reported within our business segments. As we realigned our organization and continued the implementation of a shared services approach for most functions, these assets are now managed as corporate assets which we do not allocate to our business segments. Other corporate assets consist primarily of long-term investments and deferred income taxes. Asset and capital expenditure information for the prior period has been recast to reflect this change. Amortization and depreciation expense related to corporate assets is allocated to our business segments based on segment revenue.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the quarters ended March 31, 2007 and 2006:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2007	$231,804	$113,486	$58,544	$—	$403,834
	2006	236,074	117,006	58,350	—	411,430
Operating income:	2007	33,176	15,726	20,071	—	68,973
	2006	11,789	20,640	19,872	—	52,301
Depreciation and amortization expense:	2007	13,726	2,328	1,281	—	17,335
	2006	17,404	4,095	1,969	—	23,468
Total assets:	2007	752,643	83,950	102,718	283,885	1,223,196
	2006	783,053	116,924	104,454	389,291	1,393,722
Capital purchases:	2007	—	—	—	4,356	4,356
	2006	—	—	—	13,098	13,098

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.4% of our consolidated revenue for the first quarter of 2007. This segment sells business checks, forms and related printed products to more than six million small businesses and home offices through financial institution referrals, direct response marketing, sales representatives, independent distributors and the internet. Our Financial Services segment generated 28.1% of our consolidated revenue for the first quarter of 2007. This segment sells personal and business checks, check-related products and services, and customer loyalty services to approximately 7,500 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 14.5% of our consolidated revenue for the first quarter of 2007. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands. Through these two brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. All three of our segments operate primarily in the United States. Small Business Services also has operations in Canada.

Our net income for the first quarter of 2007 benefited from the following:

•	Various cost reductions, primarily within information technology, sales and marketing and manufacturing, associated with our specific initiative to reduce our cost structure by $150 million;
•	Other cost savings in selling, general and administrative (SG&A) expense primarily due to temporary delays in filling open positions and favorable shifts in investment-related expenses;
•	Lower amortization expense and project costs related primarily to a software project written-off in the second quarter of 2006;
•	Planned lower Small Business Services marketing costs;
•	An increase in order volume for Financial Services compared to the first quarter of 2006 due to net client gains and financial institution conversion activity; and
•

A favorable impact on revenue at Direct Checks of approximately $3 million due to weather-related production and shipping disruptions during the last week of December 2006, which caused revenue to be delayed into 2007.

These benefits were partially offset by lower revenue per order for our Financial Services segment. Our results for the first quarter of 2006 included a $4.9 million pre-tax gain on the sale of a facility.

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

We are consolidating our various brands, as well as transitioning our sales model to integrate field sales, marketing and customer call centers across the company. We believe this will create more focus on customers, position us for growth and ensure we are leveraging processes, facilities and resources to our best advantage. We have also identified opportunities to expand sales to our existing customers. We believe that there is a significant opportunity to increase our share of the total dollars spent by our average small business customer on products and services in our portfolio. Additionally, the small business customer referrals we receive from our financial institution clients will continue to be an important part of our growth strategies. We continue to see growth from our Deluxe Business AdvantageSM program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. We have also acquired companies which allow us to expand our business in the custom, full color, digital and web-to-print space with our small business customers. In October 2006, we acquired Johnson Group and its affiliated companies, which provides prepress, printing, mailing and fulfillment, and finishing services, and in February 2007, we acquired All Trade Computer Forms, Inc., a Canadian-based custom form printer. These acquisitions also provide potential opportunities, longer term, for financial institutions. We have also taken steps to divest non-strategic product lines. In January 2007, we completed the sale of our industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This business generated approximately $51 million of revenue in 2006. This sale will not have a significant impact on earnings or operating cash flow.

Financial Services – Our strategies within Financial Services are as follows:

•	Continue to retain core check revenue streams, acquire new customers and simplify our business model; and
•	Provide services and products that differentiate us from the competition and make us a more relevant business partner to our financial institution clients.

We have introduced and continue to pilot several new services for our financial institution clients focused on new customer acquisition and customer loyalty. Two examples are the Welcome HomeSM Tool Kit and the Deluxe First

ImpressionsSM products for financial institutions which enable them to forge strong bonds with new customers, thereby increasing customer loyalty and retention. We also continue to offer Deluxe ID TheftBlock®, a set of fraud monitoring and recovery services that provides help to consumers in detecting and recovering from identity theft, as well as our Knowledge ExchangeTM Series, a suite of resources and events for our financial institution clients focused on the customer experience. We have also launched DeluxeCallingSM, a consumer calling service providing a first point of contact with new indirect loan consumers on behalf of our financial institution clients. Providing products and services that differentiate us from the competition is expected to help offset the consumer driven declining revenue in this segment. As such, we are also focused on accelerating the pace at which we introduce new products and services.

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

During the third quarter of 2006, we entered into a new direct mail advertising contract which significantly increases our advertising circulation of free-standing inserts for at least the next several years beginning in the first quarter of 2007. This has been an effective form of new customer acquisition in this channel. Additionally, we introduced a product within Direct Checks in the fourth quarter of 2006 that has been well received by consumers. EZShieldTM is a fraud protection service which provides reimbursement to consumers for forged signatures or endorsements and altered checks. We are also developing improved processes to provide additional products to Direct Checks’ small business customers, and we continue to explore other avenues to increase sales to existing customers.

Cost Reduction Initiatives

We are pursuing aggressive cost reduction and business simplification initiatives, including: reducing shared services infrastructure costs; streamlining our call center and check fulfillment activities; eliminating system and work stream redundancies; and strengthening our “go-to-market” capabilities through the continuing application of lean principles. We believe significant cost reduction opportunities exist in the reduction of SKUs, the standardization of products and services and improvements in sourcing third-party goods and services. As we have previously disclosed, we expect these opportunities collectively to reduce our annual cost structure by at least $150 million, net of required investments, by the end of 2008. The baseline for these anticipated savings is the estimated cost structure for 2006 which was reflected in the earnings guidance reported in our press release on July 27, 2006 regarding second quarter 2006 results. We expect all three of our business segments to benefit from cost reductions. We estimate that approximately 40-45% of the $150 million target will come from our shared services infrastructure organizations. We expect information technology will provide the greatest percentage of these savings through lowering data center costs, improving mainframe and server utilization and reducing the cost of networking and voice communications. We estimate that approximately 35-40% of the $150 million target will come from fulfillment, including manufacturing and supply chain, and we estimate that approximately 15-20% of the $150 million target will come from reorganizing our sales and marketing functions. Overall, one-third of the savings are expected to affect cost of goods sold, with the remaining two-thirds impacting SG&A expense. During 2006, we estimate that we realized approximately 10% of our $150 million target. We are currently on track to achieve our goal for 2007 of realizing an additional 50-55% of our $150 million target.

Business Challenges

The market for our two largest products, checks and business forms, is very competitive. These products are mature and their use has been declining. According to our estimates, the total number of checks written in the United States has been in decline as a result of growth in alternative payment methods, including credit cards, debit cards, automated teller machines and electronic payment systems. A 2004 Federal Reserve study reported that the check accounted for approximately 45% of all non-cash payments processed in 2003, down from 60% in 2000. The Federal Reserve study also indicated that the use of personal checks is declining faster than the use of business checks. We estimate that personal check usage is declining between four to five percent per year and that small business check usage is declining approximately two to three percent per year. Updated information will be available later in 2007 when the Federal Reserve is expected to publish the results of its next study. In addition to the decline in check usage, the use of business forms is also under pressure. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications and electronic transaction systems have been designed to automate several of the functions performed by business forms products.

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

Outlook for 2007

We anticipate that consolidated revenue will be between $1.57 billion and $1.60 billion for 2007, as compared to $1.64 billion for 2006. As discussed earlier under Our Strategies, in January 2007, we completed the sale of our Small Business Services industrial packaging product line which generated approximately $51 million of revenue for 2006. Excluding the impact of the divestiture, we expect low single digit revenue growth for Small Business Services will be offset by continuing pricing pressure within Financial Services and volume pressure at Direct Checks. However, based on the actions outlined earlier under Our Strategies, we anticipate that the revenue declines for our personal check businesses will decrease to single digit rates.

We expect that 2007 diluted earnings per share will be between $2.45 and $2.65, compared to $1.96 for 2006. We expect that operating income will increase from 2006 due to our cost reduction initiatives, partially offset by the impact of revenue declines in our personal check businesses, higher performance-based employee compensation and other cost increases. Also, our results for 2006 included a non-cash asset impairment loss of $44.7 million. We estimate that our annual effective tax rate for 2007 will be approximately 36% for the balance of the year, bringing the full year rate to 37%.

We anticipate that operating cash flow will be between $225 million and $245 million in 2007, compared to $239 million in 2006. Anticipated higher earnings and working capital improvements will be offset by the $34.6 million benefit realized in 2006 from a decision to lower the level at which we pre-fund our voluntary employee beneficiary association (VEBA) trust, which is used to pay medical and severance benefits. We do not expect the sale of our industrial packaging product line to have a significant impact on operating cash flow. We expect capital spending to be approximately $35 million in 2007 as we invest in the following key initiatives: manufacturing projects to add capabilities, increase synergies and drive cost reductions; investments in tools, processes and systems to accelerate business simplification, reduce our cost structure and better serve our customers; and other projects to drive non-check revenue generating programs. We will also continue to focus on reducing our debt and improving our financial ratios.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2007	2006	Change
Revenue	$403,834	$411,430	(1.8%)

Orders	16,857	16,203	4.0%
Revenue per order	$23.96	$25.39	(5.7%)

The $7.6 million decrease in revenue for the first quarter of 2007, as compared to the first quarter of 2006, was due to lower revenue per order given lower pricing in our Financial Services segment, the sale of our industrial packaging product line in January 2007 and a decline in volume for our Direct Checks segment. Lower volume for Direct Checks was due to the overall decline in check usage, as well as lower customer retention, lower direct mail consumer response rates and lower advertising expenditures in prior periods which are negatively impacting reorder volumes in the current period. Partially offsetting these decreases was increased volume for Financial Services due to client gains and financial institution conversion activity, as well as the impact of a Financial Services price increase implemented in the last half of the quarter. Additionally, we benefited from the acquisition of Johnson Group in the fourth quarter of 2006, higher revenue per order for Direct Checks due to the introduction of new products and services, including the EZShield product discussed earlier under Executive Overview, and a favorable impact on revenue at Direct Checks of approximately $3 million due to weather-related production and shipping disruptions during the last week of December 2006, which caused revenue to be delayed into 2007.

The number of orders increased for the first quarter of 2007, as compared to the first quarter of 2006, as the Financial Services volume increase of 6.2% exceeded the negative impacts of Direct Checks’ volume decline and the sale of Small Business Services’ industrial packaging product line. Revenue per order decreased for the first quarter of 2007, as compared to the first quarter of 2006, as lower prices in Financial Services more than offset the impact of increases in revenue per order for Direct Checks and Small Business Services.

Consolidated Gross Margin

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Gross profit	$254,517	$255,454	(0.4%)
Gross margin	63.0%	62.1%	0.9 pt.

Gross margin increased for the first quarter of 2007, as compared to the first quarter of 2006, primarily due to the benefit of strong check volumes, manufacturing efficiencies and 2006 costs related to the closing of two Small Business Services manufacturing facilities in mid-2006. Partially offsetting these gross margin increases was the lower Financial Services revenue per order discussed earlier.

Consolidated Selling, General & Administrative Expense

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Selling, general and administrative expense	$189,317	$208,101	(9.0%)
SG&A as a percentage of revenue	46.9%	50.6%	(3.7) pts.

The decrease in SG&A expense for the first quarter of 2007, as compared to the first quarter of 2006, was due to various cost reduction initiatives within our shared services organizations, lower amortization expense and project costs primarily related to a software project we wrote-off in the second quarter of 2006 and lower marketing costs within Small Business Services as we increase our focus on gaining new customers through financial institution referrals. Additionally, we incurred growth investment costs in 2006 related to implementing our Small Business Services strategy. Partially offsetting these decreases was higher employee performance-based compensation.

Gain on Sale of Product Line and Assets Held for Sale

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Gain on sale of product line and assets held for sale	$3,773	$4,948	(23.7%)

During the first quarter of 2007, we completed the sale of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had no impact on earnings per share because of an unfavorable effective tax rate specifically attributable to the gain. During the first quarter of 2006, we completed the sale of a Financial Services facility which was closed in 2004 for $6.0 million, realizing a pre-tax gain of $4.9 million.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Interest expense	$12,799	$13,848	(7.6%)
Weighted-average debt outstanding	982,961	1,144,730	(14.1%)
Weighted-average interest rate	4.63%	4.40%	0.23 pt.

The decrease in interest expense for the first quarter of 2007, as compared to the first quarter of 2006, was due to our lower debt level in the first quarter of 2007. This impact was partially offset by slightly higher interest rates.

Provision for Income Taxes

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Provision for income taxes	$21,934	$13,711	60.0%
Effective tax rate	38.4%	35.7%	2.7 pts.

The increase in our effective tax rate for the first quarter of 2007, as compared to the first quarter of 2006, was primarily due to the non-deductible write-off of goodwill related to the sale of our industrial packaging product line in 2007 and higher interest expense on uncertain tax positions, partially offset by a higher estimated production activities deduction and the impact of the final settlement of a contingent tax item.

RESTRUCTURING ACCRUALS

During 2006, we recorded restructuring accruals of $11.1 million for severance related to employee reductions within our shared services functions of sales, marketing, customer care, fulfillment, information technology, human resources and finance, as well as the closing of Financial Services’ customer service call center located in Syracuse, New York. The Syracuse facility was closed in January 2007 and the other employee reductions are expected to be completed by mid-2007. These reductions were the result of the cost reduction initiatives discussed earlier under Executive Overview. The restructuring accruals included severance payments for 608 employees, which we expect to fully pay by the end of 2007 utilizing cash from operations. As a result of these initiatives, we expect to realize annual cost savings of approximately $3 million in cost of goods sold and $28 million in SG&A expense in 2007, in comparison to our 2006 results of operations. Reduced costs consist primarily of labor costs.

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

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Revenue	$231,804	$236,074	(1.8%)
Operating income	33,176	11,789	181.4%
% of revenue	14.3%	5.0%	9.3 pts.

The decrease in revenue for the first quarter of 2007, as compared to the first quarter of 2006, was primarily due to the sale of our industrial packaging product line in January 2007, partially offset by the acquisition of Johnson Group in October 2006.

The increase in operating income for the first quarter of 2007, as compared to the first quarter of 2006, was due to progress on the cost reduction initiatives discussed earlier under Executive Overview, reduced marketing expense, a pre-tax gain of $3.8 million from the sale of our industrial packaging product line and costs incurred in 2006 to implement our strategies. Also, contributing to operating income were lower materials expense related to product mix, manufacturing efficiencies and 2006 costs related to the closing of two manufacturing facilities in mid-2006. Partially offsetting these operating income improvements was higher employee performance-based compensation. The increase in operating margin for the first quarter of 2007, as compared to the first quarter of 2006, was due to lower SG&A expense and reduced manufacturing costs.

Financial Services

Financial Services sells personal and business checks, check-related products and services, and customer loyalty services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support, fraud prevention and customer retention programs.

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Revenue	$113,486	$117,006	(3.0%)
Operating income	15,726	20,640	(23.8%)
% of revenue	13.9%	17.6%	(3.7) pts.

The decrease in revenue for the first quarter of 2007, as compared to the first quarter of 2006, was driven by lower revenue per order due to continued pricing pressure partially offset by a price increase in the last half of the first quarter of 2007. Partially offsetting the decrease in revenue per order was a 6.2% increase in order volume, as client acquisition gains and financial institution conversion activity exceeded the impact of the decline in check usage. The financial institution conversion activity accounted for almost one-half of the volume increase.

Operating income decreased for the first quarter of 2007, as compared to the first quarter of 2006, due to the revenue decline, a pre-tax gain of $4.9 million on the sale of a facility in 2006 and higher employee performance-based compensation. These impacts were partially offset by our various cost reduction initiatives and manufacturing efficiencies.

Direct Checks

Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited and Designer Checks brand names.

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Revenue	$58,544	$58,350	0.3%
Operating income	20,071	19,872	1.0%
% of revenue	34.3%	34.1%	0.2 pt.

The slight increase in revenue for the first quarter of 2007, as compared to the first quarter of 2006, was due to higher revenue per order resulting from new accessories and services, including the introduction in October 2006 of the EZShield product discussed earlier under Executive Overview. Additionally, Direct Checks was favorably impacted by approximately $3 million during the quarter due to weather-related production and shipping disruptions during the last week of December 2006, which caused revenue to be delayed into 2007. Partially offsetting these increases was a reduction in orders stemming from the overall decline in check usage and lower customer retention, as well as lower direct mail consumer response rates and fewer reorders due to lower advertising expenditures in prior periods. We believe that the decline in our customer response rates is attributable to the decline in check usage and a general decline in direct marketing response rates.

The increase in operating income for the first quarter of 2007, as compared to the first quarter of 2006, was due primarily to our cost reduction initiatives, partially offset by higher advertising expense related to increased advertising circulation.

CASH FLOWS

As of March 31, 2007, we held cash and cash equivalents of $11.5 million. The following table shows our cash flow activity for the quarters ended March 31, 2007 and 2006, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Continuing operations:
Net cash provided by operating activities	$68,983	$72,704	$(3,721)
Net cash provided (used) by investing activities	15,037	(7,350)	22,387
Net cash used by financing activities	(84,215)	(65,174)	(19,041)
Effect of exchange rate change on cash	62	13	49
Net cash (used) provided by continuing operations	(133)	193	(326)
Net cash used by operating activities of discontinued operations	—	(35)	35
Net change in cash and cash equivalents	$(133)	$158	$(291)

The $3.7 million decrease in cash provided by operating activities in the first quarter of 2007, as compared to the first quarter of 2006, included an increase of $12.1 million in payments for medical and severance benefits in 2007 as our expenditures in 2006 were lower because of our decision to no longer pre-fund these benefits. Additionally, income tax payments and employee profit sharing and pension contributions were higher in 2007. These decreases were partially offset by the higher earnings discussed earlier under Consolidated Results of Operations and other positive working capital changes.

Included in cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Employee profit sharing and pension contributions	$15,740	$12,000	$3,740
Income tax payments	13,832	5,222	8,610
Voluntary employee beneficiary trust (VEBA) contributions to fund medical and severance benefits	9,000	—	9,000
Severance payments	4,325	1,180	3,145
Contract acquisition payments	4,229	5,818	(1,589)
Interest payments	2,862	4,274	(1,412)

Cash provided by investing activities in the first quarter of 2007 was $22.4 million higher than the first quarter of 2006, primarily due to proceeds from the sale of our industrial packaging product line in 2007 and lower capital purchases. Cash used by financing activities in the first quarter of 2007 was $19.0 million higher than the first quarter of 2006 due to higher debt payments, partially offset by lower dividend payments given the decision to lower our quarterly dividend rate from $0.40 to $0.25 per share in the third quarter of 2006.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Proceeds from sale of product line and facility	$19,214	$6,023	$13,191
Proceeds from shares issued under employee plans	2,959	6,442	(3,483)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2007	2006	Change
Net payments on short-term debt	$68,110	$48,876	$19,234
Cash dividends paid to shareholders	12,968	20,558	(7,590)
Purchases of capital assets	4,356	13,098	(8,742)
Payment for acquisition, net of cash acquired	2,316	—	2,316

In October 2007, $325.0 million of our outstanding debt becomes due and payable. Our intent is to repay this obligation using a combination of cash flows from operations, availability on our existing credit facilities and likely some replacement financing. We currently have $444.2 million available under our credit facilities. We reduced our debt by $150.7 million during 2006, and we expect to reduce our debt by a total of $150 million to $170 million by the end of 2007. We believe this approach will allow us to maintain an appropriate level of financial flexibility to facilitate execution of our growth initiatives.

We believe future cash flows provided by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for at least the next year.

CAPITAL RESOURCES

Our total debt was $947.4 million as of March 31, 2007, a decrease of $68.4 million from December 31, 2006.

Capital Structure

(in thousands)	March 31, 2007	December 31, 2006	Change
Amounts drawn on credit facilities	$44,550	$112,660	$(68,110)
Current portion of long-term debt	326,589	326,531	58
Long-term debt	576,235	576,590	(355)
Total debt	947,374	1,015,781	(68,407)
Shareholders’ deficit	(40,188)	(65,673)	25,485
Total capital	$907,186	$950,108	$(42,922)

We are in a shareholders’ deficit position due to the adoption on December 31, 2006 of the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Adoption of SFAS No. 158 increased shareholders’ deficit $33.4 million as of December 31, 2006. Additionally, we are in a shareholders’ deficit position due to the required accounting treatment for share repurchases, completed primarily in 2002 and 2003. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.9 million shares remain available for purchase under this authorization. We have not repurchased any shares since the second quarter of 2004, and we do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on reducing our outstanding debt.

Debt Structure

	March 31, 2007		December 31, 2006
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$898,425	4.5%	$898,345	4.5%	$80
Floating interest rate	44,550	5.8%	112,660	6.0%	(68,110)
Capital leases	4,399	10.4%	4,776	10.4%	(377)
Total debt	$947,374	4.6%	$1,015,781	4.7%	$(68,407)

Further information concerning our outstanding debt can be found under the caption “Note 10: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. We may, from time to time, consider retiring outstanding debt through cash purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At this time we do not anticipate retiring outstanding debt, other than the notes maturing in October 2007 which do not allow settlement prior to their stated maturity. We do not believe that settling our other long-term notes is the best use of our financial resources at this time.

During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the debt we issued in 2004. The termination of the lock agreements in September 2004 yielded a deferred pre-tax loss of $23.6 million. During 2002, we entered into two forward rate lock agreements to effectively hedge, or lock-in, the annual interest rate on a portion of the debt we issued in 2002. The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4.0 million. These losses are reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and are being amortized ratably to our statements of income as increases to interest expense over the terms of the related debt. During the first quarters of 2007 and 2006, $1.0 million was amortized and included in interest expense.

We currently have a $500.0 million commercial paper program in place which is supported by two committed lines of credit. Given our current credit ratings, the commercial paper market is not available to us. As necessary, we utilize our $500.0 million committed lines of credit to meet our working capital requirements. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on levels of subsidiary indebtedness. We were in compliance with all debt covenants as of March 31, 2007, and we expect to remain in compliance with all debt covenants throughout the next year.

As of March 31, 2007, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

(in thousands)	Total available	Expiration date	Commitment fee
Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%
Total committed lines of credit	500,000
Amounts drawn on credit facilities	(44,550)
Outstanding letters of credit	(11,225)
Net available for borrowing as of March 31, 2007	$444,225

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

OTHER CHANGES IN FINANCIAL CONDITION

Other non-current assets include contract acquisition costs of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the first quarters of 2007 and 2006 were as follows:

	Quarter Ended March 31,
(in thousands)	2007	2006
Balance, beginning of year	$71,721	$93,664
Additions(1)	3,717	13,261
Amortization	(8,528)	(8,891)
Balance, end of period	$66,910	$98,034

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $4,229 for the quarter ended March 31, 2007 and $5,818 for the quarter ended March 31, 2006.

The number of checks being written has been in decline since the mid-1990’s, which has contributed to increased competitive pressure when attempting to retain or obtain clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments has increased in recent years and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract. Beginning in 2006, we sought to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract. We plan to continue this strategy throughout 2007.

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $2.4 million as of March 31, 2007 and $2.7 million as of December 31, 2006. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $5.1 million as of March 31, 2007 and $5.4 million as of December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements nor to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any potential liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in these obligations during the quarter ended March 31, 2007.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the quarter ended March 31, 2007 or during 2006.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2006.

During the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. Further information concerning the adoption of this standard is provided under New Accounting Pronouncements.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in our judgment is greater than 50% likely to be realized. The adoption of FIN No. 48 in the first quarter of 2007 impacted our consolidated balance sheet as follows:

(in thousands)	Increase/ (decrease)
Current deferred income taxes	$59
Goodwill	576
Other non-current assets	330
Accrued liabilities	(8,332)
Other non-current liabilities	20,139
Non-current deferred income taxes	(7,768)
Accumulated deficit	3,074

The total amount of unrecognized tax benefits as of January 1, 2007 was $16.2 million. Of this amount, $9.3 million would affect our effective tax rate if recognized. Interest and penalties recorded for uncertain tax positions were included in our provision for income taxes in the consolidated statements of income prior to the adoption of FIN No. 48, and we continue this income statement classification subsequent to the adoption of FIN No. 48. As of January 1, 2007, our reserves for contingent tax liabilities included $4.7 million of accrued interest and penalties, excluding the tax benefits of deductible interest. The years 2003 through 2006 remain subject to examination by the Internal Revenue Service (IRS). The years 2002 through 2006 remain subject to examination by major state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

During the three months ended March 31, 2007, we settled a city jurisdictional matter for $1.0 million and reduced our reserve for contingent tax liabilities. There were no other significant changes to our unrecognized tax benefits during the quarter. We do not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

On January 1, 2007, we adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to measure the funded status of a plan as of the date of its year-end balance sheet. We historically used a September 30 measurement date. To transition to a December 31 measurement date, we completed plan measurements for our postretirement benefit and pension plans as of December 31, 2006. In accordance with SFAS No. 158, postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, as calculated based on the September 30, 2006 measurement date, was recorded as an increase to accumulated deficit of $0.7 million, net of tax, during the quarter ended March 31, 2007. Additionally, we adjusted our postretirement assets and liabilities to reflect the funded status of the plans, as calculated based on the December 31, 2006 measurement date. This adjustment, along with the postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, resulted in an increase in other comprehensive loss of $0.1 million, net of tax, during the quarter ended March 31, 2007. Postretirement benefit expense reflected in our consolidated statement of income for the quarter ended March 31, 2007 is based on the December 31, 2006 measurement date. Further information regarding the expense included in our consolidated statements of income can be found under the caption “Note 8: Pension and other postretirement benefits” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

On January 1, 2007, we adopted SFAS No. 157, Fair Value Measurements. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. For recognition purposes, on a recurring basis we are required to measure available for sale investments in mutual funds at fair value. These investments had an aggregate fair value of $2.9 million as of March 31, 2007 and $3.3 million as of December 31, 2006 and are included in long-term investments on our consolidated balance sheets. The fair value of these investments is determined using quoted prices in active markets. Changes in the fair value of these investments have historically been insignificant. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. The fair value of our outstanding debt is determined using quoted prices in active markets.

On a nonrecurring basis, we are required to use fair value measures when measuring plan assets of our postretirement benefit and pension plans and when analyzing asset impairment. As we elected to adopt the measurement date provisions of SFAS No. 158 as of January 1, 2007, we were required to determine the fair value of our postretirement benefit and pension plan assets as of December 31, 2006. The fair value of our postretirement medical plan assets was $94.4 million and the fair value of our pension plan assets was $6.0 million as of December 31, 2006. These assets are valued in highly liquid markets. During the third quarter of each year, we evaluate goodwill and indefinite-lived intangibles for impairment using the income approach. The income approach is a valuation technique under which estimated future cash flows are discounted to their present value to calculate fair value. When analyzing our indefinite-lived intangibles for impairment, we use a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name, applying an assumed royalty rate within our discounted cash flow calculation.

On January 1, 2007, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard permits companies to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. We have elected the fair value option for mutual fund investments previously classified as available for sale. These investments were carried at fair value on our consolidated balance sheets. However, under the fair value option, unrealized gains and losses now will be reflected in our consolidated statements of income, as opposed to being recorded in accumulated other comprehensive loss on the consolidated balance sheets. These investments correspond to our liability under an officers’ deferred compensation plan. The liability under this plan equals the fair value of the investments, so changes in the value of both the asset and the liability are now netted in the consolidated statements of income. These investments had a fair value of $2.9 million as of March 31, 2007 and $3.3 million as of December 31, 2006, and are included in long-term investments on our consolidated balance sheets. The long-term investments caption on our consolidated balance sheet also includes life insurance policies which are recorded at their cash surrender values. The fair value of the mutual fund investments is determined using quoted prices in active markets. Changes in the fair value of these investments have historically been insignificant and were insignificant during the quarter ended March 31, 2007. As required by SFAS No. 159, the cumulative unrealized gain related to these investments of $0.2 million, net of tax, as of January 1, 2007, was reclassified from accumulated other comprehensive loss to accumulated deficit as of January 1, 2007. The unrealized pre-tax gain on these investments as of January 1, 2007 was $0.4 million.

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

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. The material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and are incorporated into this report as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first quarter of 2007, we used our committed lines of credit to fund working capital requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2007, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted- average interest rate
Long-term notes maturing October 2007	$324,967	$320,125	3.50%
Long-term notes maturing December 2012	298,920	270,000	5.00%
Long-term notes maturing October 2014	274,538	235,125	5.13%
Amounts drawn on credit facilities	44,550	44,550	5.80%
Capital lease obligations maturing through September 2009	4,399	4,399	10.41%
Total debt	$947,374	$874,199	4.58%

(1) Based on quoted market rates as of March 31, 2007, except for capital lease obligations which are shown at carrying value.

Although the fair value of our long-term debt is less than its carrying amount, we do not anticipate settling our outstanding debt at its reported fair value. The notes maturing in October 2007 do not allow settlement prior to their stated maturity, and we do not believe that settling our other long-term notes is the best use of our financial resources at this time.

Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.2 million for the first quarter of 2007.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors.

Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to our risk factors since December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.9 million shares remain available for purchase under this authorization. During the first quarter of 2007, we did not purchase any of our own equity securities under this authorization, and we have not completed any such purchases since the second quarter of 2004. We do not expect to repurchase a significant number of additional shares in the near future, as we intend to focus on reducing our outstanding debt. However, we have not terminated this authorization, and we may purchase additional shares under this authorization in the future.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2007, we withheld 14,894 shares in conjunction with the vesting and exercise of equity-based awards.

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

*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 20, 2006)	*

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

*

10.1	Form of Non-Employee Director Restricted Stock Award Agreement (ver. 4/07)**	Filed herewith

12.1	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

___________________

* Incorporated by reference

** Denotes compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date:	April 26, 2007	By:	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date:	April 26, 2007	By:	/s/ Richard S. Greene
Richard S. Greene Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	April 26, 2007	By:	/s/ Terry D. Peterson
Terry D. Peterson Vice President, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Non-Employee Director Restricted Stock Award Agreement (ver. 4/07)

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002