Form 10-Q
period 2007-06-30
DELUXE CORP
filed 2007-08-03
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 25, 2007 was 52,181,462.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$14,585	$11,599
Marketable securities	177,280	—
Trade accounts receivable (net of allowances for uncollectible accounts of $7,588 and $8,189, respectively)	91,699	103,014
Inventories and supplies	36,957	42,854
Deferred income taxes	20,393	18,776
Cash held for customers	20,190	13,758
Other current assets	10,585	12,116

Total current assets	371,689	202,117
Long-Term Investments (including $3,081 of investments at fair value in 2007 - see Note 2)	35,795	35,985
Property, Plant, and Equipment (net of accumulated depreciation of $320,685 and $317,955, respectively)	140,644	142,247
Intangibles (net of accumulated amortization of $351,641 and $330,194, respectively)	160,897	178,537
Goodwill	584,975	590,543
Other Non-Current Assets	115,544	117,703

Total assets	$1,409,544	$1,267,132

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$73,095	$78,489
Accrued liabilities	135,844	146,823
Short-term debt	—	112,660
Long-term debt due within one year	326,648	326,531

Total current liabilities	535,587	664,503
Long-Term Debt	775,860	576,590
Deferred Income Taxes	13,032	16,315
Other Non-Current Liabilities	85,433	75,397
Commitments and Contingencies
Shareholders’ Deficit:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2007 - 52,177; 2006 - 51,519)	52,177	51,519
Additional paid-in capital	68,350	50,101
Accumulated deficit	(83,765)	(125,420)
Accumulated other comprehensive loss	(37,130)	(41,873)

Total shareholders’ deficit	(368)	(65,673)

Total liabilities and shareholders’ deficit	$1,409,544	$1,267,132

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$399,871	$402,959	$803,705	$814,390
Cost of goods sold	142,794	151,668	292,112	307,644

Gross Profit	257,077	251,291	511,593	506,746

Selling, general and administrative expense	189,595	196,783	378,910	404,885
Asset impairment loss	—	44,698	—	44,698
Net gain on sale of product line and assets held for sale	—	—	(3,773)	(4,948)

Operating Income	67,482	9,810	136,456	62,111

Interest expense	(13,909)	(14,741)	(26,709)	(28,589)
Other income (expense)	876	(10)	1,864	(106)

Income (Loss) Before Income Taxes	54,449	(4,941)	111,611	33,416

Income tax provision (benefit)	18,474	(2,199)	40,408	11,512

Income (Loss) From Continuing Operations	35,975	(2,742)	71,203	21,904

Net Income from Discontinued Operations	—	375	—	396

Net Income (Loss)	$35,975	$(2,367)	$71,203	$22,300

Basic Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.70	$(0.05)	$1.39	$0.43
Income from discontinued operations	—	0.01	—	0.01
Basic earnings (loss) per share	0.70	(0.05)	1.39	0.44

Diluted Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.69	$(0.06)	$1.37	$0.42
Income from discontinued operations	—	0.01	—	0.01
Diluted earnings (loss) per share	0.69	(0.05)	1.37	0.42

Cash Dividends per Share	$0.25	$0.40	$0.50	$0.80

Total Comprehensive Income (Loss)	$39,235	$(802)	$76,257	$24,221
See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$71,203	$22,300
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net income from discontinued operations	—	(396)
Depreciation	11,031	13,609
Amortization of intangibles	23,597	32,868
Asset impairment loss	—	44,698
Amortization of contract acquisition costs	15,001	18,538
Employee share-based compensation expense	6,050	2,925
Deferred income taxes	1,665	(21,301)
Gain on sale of product line and assets held for sale	(3,773)	(4,948)
Other non-cash items, net	9,721	4,792
Changes in assets and liabilities, net of effect of acquisition, product line disposition and discontinued operations:
Trade accounts receivable	4,507	7,836
Inventories and supplies	(1,120)	443
Other current assets	1,736	11,491
Contract acquisition payments	(9,700)	(12,960)
Other non-current assets	(2,461)	(912)
Accounts payable	(3,324)	(10,051)
Accrued and other non-current liabilities	(19,439)	(7,802)

Net cash provided by operating activities of continuing operations	104,694	101,130

Cash Flows from Investing Activities:
Purchases of capital assets	(12,026)	(28,243)
Payment for acquisition, net of cash acquired	(2,316)	—
Purchases of marketable securities	(280,252)	—
Proceeds from sales of marketable securities	102,972	—
Proceeds from sale of product line and facility	19,214	6,023
Other	3,933	(781)

Net cash used by investing activities of continuing operations	(168,475)	(23,001)

Cash Flows from Financing Activities:
Net payments on short-term debt	(112,660)	(44,116)
Proceeds from long-term debt, net of debt issuance costs	196,507	—
Payments on long-term debt	(771)	(658)
Change in book overdrafts	(5,225)	(1,921)
Proceeds from issuing shares under employee plans	13,787	7,435
Excess tax benefit from share-based employee awards	521	980
Cash dividends paid to shareholders	(25,971)	(41,173)

Net cash provided (used) by financing activities	66,188	(79,453)

Effect of Exchange Rate Change on Cash	579	55
Cash Provided by Operating Activities of Discontinued Operations	—	23
Cash Provided by Investing Activities of Discontinued Operations — Net Proceeds from Sale	—	2,971

Net Change in Cash and Cash Equivalents	2,986	1,725
Cash and Cash Equivalents: Beginning of Period	11,599	6,867

End of Period	$14,585	$8,592

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Consolidated financial statements
     The consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the quarters and six months ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. The consolidated balance sheet as of December 31, 2006 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Form 10-K).
     We have reclassified certain amounts presented in the consolidated balance sheets and the consolidated statements of cash flows as of and for the six months ended June 30, 2007 to conform to the current period presentation. These reclassifications did not effect our previously reported financial position, results of operations or cash flows.
Note 2: New accounting pronouncements
     On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in our judgment is greater than 50% likely to be realized. The adoption of FIN No. 48 on January 1, 2007 impacted our consolidated balance sheet as follows:

Increase/
(in thousands)	(decrease)

Current deferred income taxes	$59
Goodwill	576
Other non-current assets	330
Accrued liabilities	(8,332)
Other non-current liabilities	20,139
Non-current deferred income taxes	(7,768)
Accumulated deficit	3,074
     The total amount of unrecognized tax benefits as of January 1, 2007 was $16.2 million, excluding accrued interest and penalties. Of this amount, $9.3 million would affect our effective tax rate if recognized. Interest and penalties recorded for uncertain tax positions were included in our provision for income taxes in the consolidated statements of operations prior to the adoption of FIN No. 48, and we continue this classification subsequent to the adoption of FIN No. 48. As of January 1, 2007, $4.7 million of accrued interest and penalties was accrued, excluding the tax benefits of deductible interest. The years 2003 through 2006 remain subject to examination by the Internal Revenue Service (IRS). The years 2002 through 2006 remain subject to examination by major state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
     During the six months ended June 30, 2007, we settled a city jurisdictional matter for $1.0 million and reduced our reserve for contingent tax liabilities. There were no other significant changes to our unrecognized tax benefits during this period. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will decrease in the range of $1.6 million to $3.4 million as we settle certain federal and state tax matters. We are not able to predict what, if any, impact these settlements may have on our effective tax rate.

     On January 1, 2007, we adopted the measurement date provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to measure the funded status of a plan as of the date of its year-end balance sheet. We historically used a September 30 measurement date. To transition to a December 31 measurement date, we completed plan measurements for our postretirement benefit and pension plans as of December 31, 2006. In accordance with SFAS No. 158, postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, as calculated based on the September 30, 2006 measurement date, was recorded as an increase to accumulated deficit of $0.7 million, net of tax, as of January 1, 2007. Additionally, we adjusted our postretirement assets and liabilities to reflect the funded status of the plans, as calculated based on the December 31, 2006 measurement date. This adjustment, along with the postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, resulted in an increase in other comprehensive loss of $0.1 million, net of tax, as of January 1, 2007. Postretirement benefit expense reflected in our consolidated statements of operations for the quarter and six months ended June 30, 2007 is based on the December 31, 2006 measurement date. Further information regarding the expense included in our consolidated statements of operations can be found in Note 9: Pension and other postretirement benefits.
     On January 1, 2007, we adopted SFAS No. 157, Fair Value Measurements. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. For recognition purposes, on a recurring basis we are required to measure at fair value our marketable securities, which are classified as available-for-sale, and a long-term mutual fund investment accounted for under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The long-term mutual fund investment had an aggregate fair value of $3.1 million as of June 30, 2007 and $3.3 million as of December 31, 2006 and is included in long-term investments on our consolidated balance sheets. The fair value of these investments is determined using quoted prices in active markets. Changes in the fair value of these investments have historically been insignificant. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. The fair value of our outstanding debt is determined using quoted prices in active markets.
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
     On January 1, 2007, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard permits companies to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. We have elected the fair value option for a mutual fund investment previously classified as available-for-sale. This investment was carried at fair value on our consolidated balance sheets. However, under the fair value option, unrealized gains and losses now will be reflected in our consolidated statements of operations, as opposed to being recorded in accumulated other comprehensive loss on the consolidated balance sheets. This investment corresponds to our liability under an officers’ deferred compensation plan. This deferred compensation plan is not available to new participants and is fully funded by the mutual fund investment. The liability under the plan equals the fair value of the mutual fund investment, so changes in the value of both the plan asset and the liability are now netted in the consolidated statements of operations. This mutual fund investment had a fair value of $3.1 million as of June 30, 2007 and $3.3 million as of December 31, 2006, and is included in long-term investments on our consolidated balance sheets. The long-term investments caption on our consolidated balance sheet also includes life insurance policies which are recorded at their cash surrender values. The fair value of the mutual fund investment is determined using quoted prices in active markets. Changes in the fair value of this investment have historically been insignificant and were insignificant during the six months ended June 30, 2007. As required by SFAS No. 159, the cumulative unrealized gain related to this mutual fund investment of $0.2 million, net of tax, as of January 1, 2007, was reclassified from accumulated other comprehensive loss to accumulated deficit as of January 1, 2007. The unrealized pre-tax gain on this investment as of January 1, 2007 was $0.4 million.

Note 3: Supplemental balance sheet and cash flow information
     Marketable securities – Marketable securities were comprised of the following as of June 30, 2007:

(in thousands)

Auction rate securities	$171,400
Mutual fund investments	5,880

Marketable securities	$177,280

     These investments are accounted for as available-for-sale securities and are carried at fair value on the consolidated balance sheet. They are reported as current assets as they represent the investment of cash available for current operations. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be sold. The fair values of the auction rate securities, based on quoted market prices, were equal to the cost of these investments due to the frequency of the interest reset dates. As of June 30, 2007, the average auction rate securities portfolio duration was less than 40 days, and the securities had contractual maturities of 17 to 35 years. The mutual fund investments are comprised of variable rate demand notes, municipal bonds and notes, and commercial paper. The cost of these investments also equaled fair value due to the short-term duration of the underlying investments. Proceeds from sales of available-for-sale marketable securities were $103.0 million for the six months ended June 30, 2007. There were no gains or losses realized on these sales.
     Inventories and supplies – Inventories and supplies were comprised of the following:

	June 30,	December 31,
(in thousands)	2007	2006

Raw materials	$7,048	$7,663
Semi-finished goods	11,745	13,761
Finished goods	6,988	11,257

Total inventories	25,781	32,681
Supplies, primarily production	11,176	10,173

Inventories and supplies	$36,957	$42,854

     Intangibles – Intangibles were comprised of the following:

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Indefinite-lived:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software	269,389	(234,603)	34,786	264,847	(228,719)	36,128
Customer lists	114,944	(82,008)	32,936	114,344	(71,088)	43,256
Distributor contracts	30,900	(16,956)	13,944	30,900	(14,552)	16,348
Trade names	30,270	(14,104)	16,166	31,644	(12,350)	19,294
Other	7,635	(3,970)	3,665	7,596	(3,485)	4,111

Amortizable intangibles	453,138	(351,641)	101,497	449,331	(330,194)	119,137

Intangibles	$512,538	$(351,641)	$160,897	$508,731	$(330,194)	$178,537

     Total amortization of intangibles was $11.7 million for the quarter ended June 30, 2007 and $16.2 million for the quarter ended June 30, 2006. Amortization of intangibles was $23.6 million for the six months ended June 30, 2007 and $32.9 million for the six months ended June 30, 2006. Based on the intangibles in service as of June 30, 2007, estimated future amortization expense is as follows:

(in thousands)

Remainder of 2007	$20,233
2008	33,134
2009	20,733
2010	8,100
2011	4,428
     Goodwill – Changes in goodwill during the six months ended June 30, 2007 were as follows:

	Small
	Business	Direct
(in thousands)	Services	Checks	Total

Balance, December 31, 2006	$508,306	$82,237	$590,543
Sale of industrial packaging product line (see Note 5)	(5,864)	—	(5,864)
Adjustment of income tax receivable related to the New England Business Service, Inc. (NEBS) acquisition	(1,117)	—	(1,117)
Acquisition of All Trade Computer Forms, Inc. (see Note 5)	711	—	711
Adoption of FIN No. 48 (see Note 2)	576	—	576
Translation adjustment	126	—	126

Balance, June 30, 2007	$502,738	$82,237	$584,975

     Other non-current assets – Other non-current assets were comprised of the following:

	June 30,	December 31,
(in thousands)	2007	2006

Contract acquisition costs (net of accumulated amortization of $76,443 and $97,910, respectively)	$65,858	$71,721
Deferred advertising costs	27,699	27,891
Other	21,987	18,091

Other non-current assets	$115,544	$117,703

     Changes in contract acquisition costs during the first six months of 2007 and 2006 were as follows:

	Six Months Ended June 30,
(in thousands)	2007	2006

Balance, beginning of year	$71,721	$93,664
Additions(1)	9,138	13,361
Amortization	(15,001)	(18,538)

Balance, end of period	$65,858	$88,487

(1)  Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $9,700 for the six months ended June 30, 2007 and $12,960 for the six months ended June 30, 2006.

     Accrued liabilities – Accrued liabilities were comprised of the following:

	June 30,	December 31,
(in thousands)	2007	2006

Employee profit sharing and pension	$25,027	$20,890
Wages, including vacation	22,093	17,214
Customer rebates	20,220	19,314
Cash held for customers	20,190	13,758
Interest	8,917	7,197
Income taxes	5,648	25,219
Restructuring due within one year (see Note 8)	2,915	10,697
Other	30,834	32,534

Accrued liabilities	$135,844	$146,823

     Supplemental cash flow disclosure – As of June 30, 2007, we had accounts payable of $4.1 million related to capital asset purchases. These amounts were reflected in property, plant and equipment and intangibles in our consolidated balance sheet as of June 30, 2007, as we did receive the assets as of that date. The payment of these liabilities will be included in purchases of capital assets on the consolidated statements of cash flows when these liabilities are paid.
Note 4: Earnings (loss) per share
     The following table reflects the calculation of basic and diluted earnings (loss) per share from continuing operations. During each period, certain options as noted below, were excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Earnings (loss) per share – basic:
Income (loss) from continuing operations	$35,975	$(2,742)	$71,203	$21,904
Weighted-average shares outstanding	51,449	50,976	51,342	50,889
Earnings (loss) per share – basic	$0.70	$(0.05)	$1.39	$0.43

Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$35,975	$(2,742)	$71,203	$21,904
Re-measurement of share-based awards classified as liabilities	—	(182)	(7)	(595)

Income (loss) available to common shareholders	$35,975	$(2,924)	$71,196	$21,309

Weighted-average shares outstanding	51,449	50,976	51,342	50,889
Dilutive impact of options, restricted stock units, unvested restricted stock and employee stock purchase plan	575	—	452	240

Weighted-average shares and potential dilutive shares outstanding	52,024	50,976	51,794	51,129

Earnings (loss) per share – diluted	$0.69	$(0.06)	$1.37	$0.42

Antidilutive options excluded from calculation (weighted-average amount for six month periods)	1,001	3,281	2,011	3,089

     Earnings (loss) per share amounts for continuing operations, discontinued operations and net income (loss), as presented on the consolidated statements of operations, are calculated individually and may not sum due to rounding differences.
Note 5: Acquisition and disposition
     In February 2007, we acquired all of the common stock of All Trade Computer Forms, Inc. (All Trade) for cash of $2.3 million, net of cash acquired. All Trade is a custom form printer based in Canada and is included in our Small Business Services segment. All Trade’s operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $0.7 million. We believe this acquisition resulted in goodwill due to All Trade’s expertise in custom printing which we expect will help us expand our core printing capabilities and product offerings for small businesses.
     In January 2007, we completed the sale of the assets of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on diluted earnings per share because the effective tax rate specifically attributable to the gain was higher since the goodwill written-off is not deductible for tax purposes. This product line generated approximately $51 million of revenue in 2006. The disposition of this product line did not qualify to be reported as discontinued operations in our consolidated financial statements.
Note 6: Discontinued operations
In December 2004, we sold our European operations, with the exception of one facility which was sold in the second quarter of 2006. Net income from discontinued operations for the quarter and six months ended June 30, 2006 consisted primarily of the net gain on disposal of the facility.
Note 7: Asset impairment loss
     During the second quarter of 2006, we determined that a software project intended to replace major portions of our existing order capture, billing and pricing systems would not meet our future business requirements in a cost-effective manner. Therefore, we made the decision to abandon the project. Accordingly, during the second quarter of 2006, we wrote down the carrying value of the related internal-use software to zero. This resulted in a non-cash asset impairment loss of $44.7 million. Of this amount, $26.4 million was allocated to the Financial Services segment and $18.3 million was allocated to the Small Business Services segment.
Note 8: Restructuring accruals
     Restructuring accruals of $2.9 million as of June 30, 2007 and $11.2 million as of December 31, 2006 are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have vacated. During the six months ended June 30, 2007, we recorded restructuring accruals of $1.5 million related to employee reductions resulting from our cost savings initiatives. The restructuring accruals included severance benefits for 56 employees. Also during the first six months of 2007, we reversed $1.8 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated and the re-negotiation of operating lease obligations. These restructuring charges, net of reversals, did not have a significant impact on any individual caption within our consolidated statement of operations for the six months ended June 30, 2007.
     The remaining severance accruals relate to employee reductions resulting from our cost savings initiatives. Severance payments related to the 2006 restructuring accruals are expected to be fully paid by the end of 2007 utilizing cash from operations. Severance payments for the 2007 restructuring accruals are expected to be paid by early 2008. The remaining payments due under the operating lease obligations will be paid through early 2009, utilizing cash from operations. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K.

     As of June 30, 2007, our restructuring accruals were as follows:

					Operating
					lease
	Employee severance benefits				obligations
	Small				Small
	Business	Financial	Direct		Business
(in thousands)	Services	Services	Checks	Corporate	Services	Total

Balance, December 31, 2006	$2,304	$2,703	$128	$4,481	$1,595	$11,211
Restructuring charges	414	—	—	1,055	—	1,469
Restructuring reversals	(152)	(412)	(142)	(561)	(551)	(1,818)
Inter-segment transfer	633	378	32	(1,043)	—	—
Payments	(2,357)	(2,519)	(18)	(2,055)	(998)	(7,947)

Balance, June 30, 2007	$842	$150	$—	$1,877	$46	$2,915

Cumulative amounts for current initiatives(1) :
Restructuring accruals	$30,102	$3,261	$128	$6,004	$2,918	$42,413
Restructuring reversals	(339)	(577)	(142)	(621)	(551)	(2,230)
Inter-segment transfer	633	378	32	(1,043)	—	—
Payments	(29,554)	(2,912)	(18)	(2,463)	(2,321)	(37,268)

Balance, June 30, 2007	$842	$150	$—	$1,877	$46	$2,915

(1) Includes accruals related to our 2007 and 2006 cost reduction initiatives and the NEBS acquisition in June 2004.
Note 9: Pension and other postretirement benefits
     We have historically provided certain health care benefits for a large number of retired employees. In addition to our postretirement medical plan, we also have supplemental executive retirement plans (SERPs) in the United States and Canada and a pension plan which covers certain Canadian employees. As discussed in Note 2, on January 1, 2007, we adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. As such, pension and postretirement benefit expense reflected in our consolidated statements of operations for the quarter and six months ended June 30, 2007 is based on a December 31, 2006 measurement date. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K.
     Pension and postretirement benefit expense for the quarters ended June 30, 2007 and 2006 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2007	2006	2007	2006

Service cost	$39	$268	$54	$87
Interest cost	1,753	1,890	126	119
Expected return on plan assets	(2,066)	(1,905)	(64)	(76)
Amortization of prior service benefit	(990)	(654)	—	—
Recognized amortization of net actuarial losses	2,464	2,538	2	3

Total benefit expense	$1,200	$2,137	$118	$133

     Pension and postretirement benefit expense for the six months ended June 30, 2007 and 2006 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2007	2006	2007	2006

Service cost	$78	$537	$104	$172
Interest cost	3,506	3,780	248	236
Expected return on plan assets	(4,132)	(3,810)	(123)	(150)
Amortization of prior service benefit	(1,980)	(1,309)	—	—
Recognized amortization of net actuarial losses	4,928	5,075	3	5

Total benefit expense	$2,400	$4,273	$232	$263

Note 10: Provision for income taxes
     Our effective tax rate for the six months ended June 30, 2007 was 36.2%, compared to our 2006 annual effective tax rate of 29.5%. Our 2006 effective tax rate included net favorable adjustments which lowered our effective tax rate 2.8 percentage points, including the true-up of certain deferred income tax balances, as discussed under the caption “Note 9: Provision for income taxes” of the Notes to Consolidated Financial Statements included in the 2006 Form 10-K. Our provision for income taxes for the six months ended June 30, 2007 included net discrete expense items of $1.5 million related to the non-deductible write-off of goodwill resulting from the sale of our industrial packaging product line, partially offset by other factors, primarily the impact of the final settlement of a contingent tax item. The impact of these discrete items on our effective tax rate was an increase of 1.3 percentage points.
Note 11: Debt
     Total debt outstanding was comprised of the following:

	June 30,	December 31,
(in thousands)	2007	2006

5.0% senior, unsecured notes due December 15, 2012, net of discount	$298,967	$298,872
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,553	274,523
7.375% senior, unsecured notes due June 1, 2015	200,000	—
Long-term portion of capital lease obligations	2,340	3,195

Long-term portion of debt	775,860	576,590

3.5% senior, unsecured notes due October 1, 2007, net of discount	324,983	324,950
Amounts drawn on credit facilities	—	112,660
Capital lease obligations due within one year	1,665	1,581

Short-term portion of debt	326,648	439,191

Total debt	$1,102,508	$1,015,781

     Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including dividends and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs were $196.5 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. We plan to use proceeds from liquidating the marketable securities, together with an advance on our credit facilities, to repay the 3.5% unsecured notes due October 1, 2007. The fair market value of these notes was $201.0 million as of June 30, 2007, based on quoted market prices.
     In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes maturing on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions of the $275.0 million notes may be made at our election prior to their stated maturity. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS in 2004. The fair market value of these notes was $555.5 million as of June 30, 2007, based on quoted market prices.
     In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $266.3 million as of June 30, 2007, based on quoted market prices.
     As of June 30, 2007, we had a $500.0 million commercial paper program in place. Given our current credit ratings, the commercial paper market is not available to us. We also have committed lines of credit which are available for borrowing and to support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on the levels of subsidiary indebtedness. No commercial paper was outstanding during the six months ended June 30, 2007. The daily average amount outstanding under our lines of credit during the six months ended June 30, 2007 was $50.0 million at a weighted-average interest rate of 5.78%. As of June 30, 2007, no amounts were outstanding under our lines of credit. During 2006, the daily average amount outstanding under our commercial paper program and our lines of credit was $162.5 million at a weighted-average interest rate of 5.34%. As of December 31, 2006, no commercial paper was outstanding and $112.7 million was outstanding under our lines of credit at a weighted-average interest rate of 6.01%. As of June 30, 2007, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	Fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Outstanding letters of credit	(11,225)

Net available for borrowing as of June 30, 2007	$488,775

     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of 2 to 1, our debt covenants do not restrict our ability to pay cash dividends at our current rate.

Note 12: Shareholders’ deficit
     We are in a shareholders’ deficit position due partially to the adoption on December 31, 2006 of the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Adoption of SFAS No. 158 increased shareholders’ deficit $33.4 million as of December 31, 2006. Additionally, shareholders’ equity had been reduced due to the required accounting treatment for share repurchases, completed primarily in 2002 and 2003. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings. We have not repurchased any shares since the second quarter of 2004. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.9 million shares remain available for purchase under this authorization.
     Changes in shareholders’ deficit during the six months ended June 30, 2007 were as follows:

					Accumulated
	Common shares		Additional		other	Total
	Number	Par	paid-in	Accumulated	comprehensive	shareholders’
(in thousands)	of shares	value	capital	deficit	loss	deficit

Balance, December 31, 2006	51,519	$51,519	$50,101	$(125,420)	$(41,873)	$(65,673)
Net income	—	—	—	71,203	—	71,203
Cash dividends	—	—	—	(25,971)	—	(25,971)
Common shares issued(1)	695	695	13,907	—	—	14,602
Tax impact of share-based awards	—	—	142	—	—	142
Common shares retired	(37)	(37)	(1,244)	—	—	(1,281)
Fair value of share-based compensation	—	—	5,444	—	—	5,444
Adoption of measurement date provisions of SFAS No. 158, net of tax(2)	—	—	—	(745)	(69)	(814)
Adoption of FIN No. 48(2)	—	—	—	(3,074)	—	(3,074)
Adoption of SFAS No. 159, net of tax(2)	—	—	—	242	(242)	—
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(1,250)	(1,250)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	3,126	3,126
Amortization of loss on derivatives, net of tax	—	—	—	—	1,290	1,290
Translation adjustment	—	—	—	—	1,888	1,888

Balance, June 30, 2007	52,177	$52,177	$68,350	$(83,765)	$(37,130)	$(368)

(1) Includes shares issued to employees for cash payments of $13,787, as well as the vesting of share-based awards previously classified as accrued liabilities in our consolidated balance sheet of $815.

(2) See Note 2: New accounting pronouncements for further information.

     Accumulated other comprehensive loss was comprised of the following:

	June 30,	December 31,
(in thousands)	2007	2006

Postretirement and pension plans:
Unrealized prior service credit	$26,523	$28,398
Unrealized net actuarial losses	(58,358)	(61,993)
Fourth quarter plan contributions	—	(47)

Postretirement and pension plans, net of tax	(31,835)	(33,642)
Loss on derivatives, net of tax	(9,872)	(11,162)
Unrealized gain on securities, net of tax	—	242
Translation adjustment	4,577	2,689

Accumulated other comprehensive loss	$(37,130)	$(41,873)

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
     The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2006 Form 10-K. We allocate corporate costs to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are reported in that segment’s results. Due to our shared services approach to many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue.
     Effective January 1, 2007, we reclassified as corporate assets the property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate. These assets had previously been managed as business segment assets and were reported within our business segments. As we realigned our organization and continued the implementation of a shared services approach for most functions, these assets are now managed as corporate assets which we do not allocate to our business segments. Other corporate assets consist primarily of long-term investments and deferred income taxes. Asset and capital expenditure information for prior periods has been recast to reflect this change. Amortization and depreciation expense related to corporate assets is allocated to our business segments based on segment revenue.
     We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

     The following is our segment information as of and for the quarters ended June 30, 2007 and 2006:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2007	$230,082	$117,933	$51,856	$—	$399,871
	2006	233,138	117,295	52,526	—	402,959

Operating income (loss):	2007	29,989	23,168	14,325	—	67,482
	2006	1,265	(7,502)	16,047	—	9,810

Depreciation and amortization	2007	13,935	2,232	1,126	—	17,293
expense:	2006	17,070	3,992	1,947	—	23,009

Asset impairment loss:	2007	—	—	—	—	—
	2006	18,285	26,413	—	—	44,698

Total assets:	2007	758,315	82,972	102,465	465,792	1,409,544
	2006	780,866	109,014	104,094	336,030	1,330,004

Capital purchases:	2007	—	—	—	7,670	7,670
	2006	—	—	—	15,145	15,145
     The following is our segment information as of and for the six months ended June 30, 2007 and 2006:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2007	$461,885	$231,420	$110,400	$—	$803,705
	2006	469,212	234,302	110,876	—	814,390

Operating income:	2007	63,165	38,894	34,397	—	136,456
	2006	13,054	13,138	35,919	—	62,111

Depreciation and amortization	2007	27,662	4,559	2,407	—	34,628
expense:	2006	34,474	8,088	3,915	—	46,477

Asset impairment loss:	2007	—	—	—	—	—
	2006	18,285	26,413	—	—	44,698

Total assets:	2007	758,315	82,972	102,465	465,792	1,409,544
	2006	780,866	109,014	104,094	336,030	1,330,004

Capital purchases:	2007	—	—	—	12,026	12,026
	2006	—	—	—	28,243	28,243
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
     Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.5% of our consolidated revenue for the first six months of 2007. This segment sells business checks, forms and related printed products to more than six million small businesses and home offices through financial institution referrals, direct response marketing, sales representatives, independent distributors and the internet. Our Financial Services segment generated 28.8% of our consolidated revenue for the first six months of 2007. This segment sells personal and business checks, check-related products and services, and customer loyalty services to approximately 7,500 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 13.7% of our consolidated revenue for the first six months of 2007. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands. Through these two brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada.

     Our net income for the first half of 2007 benefited from the following:
•	Various cost reductions, primarily within information technology, sales and marketing and manufacturing, associated with our specific initiative to reduce our cost structure by $150 million;

•	Lower amortization expense and project costs primarily related to a software project written-off in the second quarter of 2006;

•	An increase in order volume for Financial Services for the first half of 2007, as compared to the first half of 2006, due to net client gains and financial institution conversion activity;

•	Additional revenue in Direct Checks from selling additional premium features and services, as well as a weather-related back-log from the last week of December 2006; and

•	Planned lower Small Business Services marketing costs as we increase our focus on gaining new customers through financial institution referrals.
     These benefits were partially offset by higher performance-based employee compensation, lower revenue per order for our Financial Services segment and lower order volume for our Direct Checks segment. Our results for the first half of 2006 included a non-cash pre-tax asset impairment loss of $44.7 million and a $4.9 million pre-tax gain on the sale of a facility.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. Proceeds from the offering, net of offering costs, were $196.5 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. We plan to use proceeds from liquidating the marketable securities, together with an advance on our credit facilities, to repay our 3.5% unsecured notes due October 1, 2007. Further information regarding the debt issued can be found under the caption “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Our Strategies and Business Challenges
     Details concerning our strategies and business challenges were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Form 10-K). There were no significant changes to our strategies or business challenges during the first six months of 2007.
Update on Cost Reduction Initiatives
     As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2006 Form
10-K, we are pursuing aggressive cost reduction and business simplification initiatives which we expect to collectively reduce our annual cost structure by at least $150 million, net of required investments, by the end of 2008. The baseline for these anticipated savings is the estimated cost structure for 2006 which was reflected in the earnings guidance reported in our press release on July 27, 2006 regarding second quarter 2006 results. Through June 2007, we estimate that we have realized approximately 40% cumulatively of our $150 million target. To date, most of our savings are from manufacturing, sales and marketing, and information technology. We are currently on track to achieve the upper end of our goal of realizing 50-55% of our $150 million target in 2007.
Outlook for 2007
     We anticipate that consolidated revenue will be between $1.60 billion and $1.62 billion for 2007, as compared to $1.64 billion for 2006. As discussed in the 2006 Form 10-K, in January 2007, we completed the sale of our Small Business Services industrial packaging product line which generated approximately $51 million of revenue for 2006. Excluding the impact of the divestiture, we expect that low single digit revenue growth for Small Business Services will be mostly offset by continuing pricing pressure within Financial Services and volume pressure at Direct Checks. However, based on the strategies outlined in the 2006 Form 10-K, we anticipate that the revenue declines for our personal check businesses will decrease to single digit rates.
     We expect that 2007 diluted earnings per share will be between $2.70 and $2.80, compared to $1.96 for 2006. We expect that operating income will increase from 2006 due to our cost reduction initiatives, partially offset by the impact of revenue declines in our personal check businesses, higher performance-based employee compensation and other cost increases. Also, our results for 2006 included a non-cash pre-tax asset impairment loss of $44.7 million. We estimate that our annual effective tax rate for 2007 will range from 34% to 35% for the balance of the year, bringing the full year rate to 35% to 36%, given our higher first quarter rate.

     We anticipate that operating cash flow will be between $235 million and $250 million in 2007, compared to $239 million in 2006. Anticipated higher earnings and working capital improvements will be mostly offset by the $34.6 million benefit realized in 2006 from a decision to lower the level at which we pre-fund our voluntary employee beneficiary association (VEBA) trust, which is used to pay medical and severance benefits. We do not expect the sale of our industrial packaging product line to have a significant impact on operating cash flow. We expect capital spending to be approximately $30 million in 2007, with investment focused on manufacturing productivity, business simplification and non-check revenue growth. We also plan to continue paying down debt as we work towards strengthening our credit ratios and enhancing our financial flexibility.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2007	2006	Change	2007	2006	Change

Revenue	$399,871	$402,959	(0.8%)	$803,705	$814,390	(1.3%)

Orders	16,121	16,317	(1.2%)	32,978	32,520	1.4%
Revenue per order	$24.80	$24.70	0.4%	$24.37	$25.04	(2.7%)
     Revenue for the second quarter of 2007 decreased $3.1 million, as compared to the second quarter of 2006, primarily due to the sale of our industrial packaging product line in January 2007 and a decline in volume for our Direct Checks segment. Lower volume for Direct Checks was due to the overall decline in check usage, as well as lower customer retention, lower direct mail consumer response rates and lower advertising expenditures in prior periods which are negatively impacting reorder volumes in the current period. Partially offsetting these decreases was the acquisition of the Johnson Group in the fourth quarter of 2006 and higher revenue per order for Direct Checks due to the introduction of new products and services, including the EZShieldTM product, a fraud protection service which provides reimbursement to consumers for forged signatures or endorsements and altered checks. Also, check sales in Canada increased due to a new check format required by the Canadian Payments Association, and Financial Services revenue per order improved due to a price increase implemented in the first quarter of 2007 and a one-time benefit of $1.6 million from the resolution of contract matters.
     The number of orders decreased for the second quarter of 2007, as compared to the second quarter of 2006, due to declines for our personal check businesses and the sale of Small Business Services’ industrial packaging product line. Revenue per order increased in all three of our business segments for the second quarter of 2007, as compared to the second quarter of 2006.
     The $10.7 million decrease in revenue for the first half of 2007, as compared to 2006, was primarily due to the sale of our industrial packaging product line in January 2007, lower revenue per order given lower pricing in our Financial Services segment and a decline in volume for our Direct Checks segment for the same reasons as discussed for the quarter. Partially offsetting these decreases was the acquisition of the Johnson Group in the fourth quarter of 2006, increased volume for Financial Services due to client gains and financial institution conversion activity and higher revenue per order for Direct Checks due to the introduction of new products and services, including the EZShield product discussed earlier. Additionally, we benefited from increased check sales in Canada due to a new check format required by the Canadian Payments Association and a favorable impact on revenue at Direct Checks of approximately $3 million due to weather-related production and shipping disruptions during the last week of December 2006, which caused revenue to be delayed into 2007.
     The number of orders increased for the first half of 2007, as compared to 2006, as the Financial Services volume increase of 2.8% exceeded the negative impacts of Direct Checks’ volume decline and the sale of Small Business Services’ industrial packaging product line. Revenue per order decreased for the first half of 2007, as compared to 2006, as lower prices in Financial Services more than offset the impact of increases in revenue per order for Direct Checks and Small Business Services.

Consolidated Gross Margin

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Gross profit	$257,077	$251,291	2.3%		$511,593	$506,746	1.0%
Gross margin	64.3%	62.4%	1.9	pt.	63.7%	62.2%	1.5	pt.
     Gross margin increased for the second quarter of 2007, as compared to the second quarter of 2006, primarily due to manufacturing efficiencies and 2006 costs related to the closing of two Small Business Services manufacturing facilities in mid-2006, as well as lower material costs in 2007 related to a higher mix of check products in Small Business Services.
     Gross margin increased for the first half of 2007, as compared to the first half of 2006, for the same reasons as discussed for the quarter. Additionally, we benefited from increased Financial Services check volume for the first half of 2007. Partially offsetting these gross margin increases was the lower Financial Services revenue per order discussed earlier.
Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2007	2006	Change		2007	2006	Change

SG&A expense	$189,595	$196,783	(3.7%)		$378,910	$404,885	(6.4%)
SG&A as a percentage of revenue	47.4%	48.8%	(1.4	) pt.	47.1%	49.7%	(2.6)	pt.
     The decrease in SG&A expense for the second quarter and first half of 2007, as compared to the same periods in 2006, was primarily due to various cost reduction initiatives within our shared services organizations, lower amortization expense and project costs related to a software project we wrote-off in the second quarter of 2006 and investments made in 2006 related to implementing our Small Business Services strategy. Additionally, we benefited from lower marketing costs within Small Business Services as we increase our focus on gaining new customers through financial institution referrals. Partially offsetting these decreases were higher accruals for performance-based employee compensation for the second quarter and first half of 2007.
Asset Impairment Loss

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	Change	2007	2006	Change

Asset impairment loss	$—	$44,698	$(44,698)	$—	$44,698	$(44,698)
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
Net Gain on Sale of Product Line and Assets Held for Sale

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	Change	2007	2006	Change

Net gain on sale of product line and assets held for sale	$—	$—	$—	$3,773	$4,948	$(1,175)
     During the first quarter of 2007, we completed the sale of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on earnings per share because of an unfavorable effective tax rate specifically attributable to the gain. During the first quarter of 2006, we completed the sale of a Financial Services facility which was closed in 2004 for $6.0 million, realizing a pre-tax gain of $4.9 million.

Interest Expense

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Interest expense	$13,909	$14,741	(5.6%)		$26,709	$28,589	(6.6%)
Weighted-average debt outstanding	1,031,579	1,123,432	(8.2%)		1,007,405	1,134,023	(11.2%)
Weighted-average interest rate	4.84%	4.58%	0.26	pt.	4.74%	4.53%	0.21 pt.
     The decrease in interest expense for the second quarter and first half of 2007, as compared to 2006, was due to our lower average debt level in 2007, partially offset by slightly higher average interest rates.
Income Tax Provision (Benefit)

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Income tax provision	$18,474	$(2,199)	$20,673		$40,408	$11,512	$28,896
Effective tax rate	33.9%	44.5%	(10.6	) pt.	36.2%	34.5%	1.7	pt.
     The decrease in our effective tax rate for the second quarter of 2007, as compared to the second quarter of 2006, was primarily due to the small pre-tax loss in 2006. Also, during the second quarter of 2007, we reduced our estimated annual effective tax rate as compared to the first quarter of 2007, mainly due to income from tax-exempt investments and discrete events recorded in the second quarter of 2007.
     The increase in our effective tax rate for the first half of 2007, as compared to 2006, was primarily due to the non-deductible write-off of goodwill related to the sale of our industrial packaging product line in 2007, partially offset by a higher estimated domestic production activities deduction, income from investments in tax-exempt securities beginning in the second quarter of 2007 and the impact of the final settlement of a contingent tax item.
RESTRUCTURING ACCRUALS
     During 2006, we recorded restructuring accruals of $11.1 million for severance related to employee reductions within our shared services functions of sales, marketing, customer care, fulfillment, information technology, human resources and finance, as well as the closing of a Financial Services customer service call center located in Syracuse, New York. During the first six months of 2007, we recorded additional restructuring accruals of $1.5 million related to employees in these shared services functions. The Syracuse facility was closed in January 2007 and the other employee reductions are expected to be completed in 2007. These reductions were the result of the cost reduction initiatives discussed earlier under Executive Overview. Also during the first six months of 2007, we reversed $1.8 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated and the re-negotiation of operating lease obligations. The restructuring accruals, net of reversals, included severance payments for 563 employees. Severance payments related to the 2006 restructuring accruals are expected to be fully paid by the end of 2007 utilizing cash from operations. Severance payments for the 2007 restructuring accruals are expected to be paid by early 2008. As a result of these initiatives, we expect to realize annual cost savings of approximately $3 million in cost of goods sold and $28 million in SG&A expense in 2007, in comparison to our 2006 results of operations. Reduced costs consist primarily of labor costs.
     Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring accruals” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
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

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Revenue	$230,082	$233,138	(1.3%)		$461,885	$469,212	(1.6%)
Operating income	29,989	1,265	$28,724		63,165	13,054	$50,111
% of revenue	13.0%	0.5%	12.5	pt.	13.7%	2.8%	10.9	pt.
     The decrease in revenue for the second quarter and first half of 2007, as compared to the same periods in 2006, was primarily due to the sale of our industrial packaging product line in January 2007, partially offset by the acquisition of the Johnson Group in October 2006. Additionally, we benefited from increased check sales, including those in Canada due to a new check format required by the Canadian Payments Association.
     The increase in operating income for the second quarter of 2007, as compared to the second quarter of 2006, was primarily due to the recognition of $18.3 million of the 2006 impairment loss discussed earlier under Consolidated Results of Operations, progress on the cost reduction initiatives discussed earlier under Executive Overview, improved manufacturing efficiencies in 2007 and 2006 costs related to the closing of two manufacturing facilities in mid-2006, as well as lower materials expense related to a higher mix of check products. Also, contributing to the increase in operating income were costs incurred in 2006 to implement our strategies and reduced marketing expense in 2007. Partially offsetting these operating income improvements was higher performance-based employee compensation.
     The increase in operating income for the first half of 2007, as compared to the first half of 2006, was due to the same factors as discussed for the quarter. In addition, we realized a pre-tax gain of $3.8 million in the first quarter of 2007 from the sale of our industrial packaging product line.
     The increase in operating margin for the second quarter and first half of 2007, as compared to the same periods in 2006, was due to the 2006 asset impairment loss, lower SG&A expense and reduced manufacturing costs in 2007.
Financial Services
     Financial Services sells personal and business checks, check-related products and services, and customer loyalty services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support, fraud prevention and customer retention programs.

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Revenue	$117,933	$117,295	0.5%		$231,420	$234,302	(1.2%)
Operating income (loss)	23,168	(7,502)	$30,670		38,894	13,138	25,756
% of revenue	19.6%	(6.4%)	26.0	pt.	16.8%	5.6%	11.2	pt.
     The increase in revenue for the second quarter of 2007, as compared to the second quarter of 2006, resulted from higher revenue per order due primarily to a price increase implemented in the first quarter of 2007 and a one-time benefit of $1.6 million from the resolution of contract matters. Partially offsetting the increase in revenue per order was a 0.4% decrease in order volume.
     Operating income increased for the second quarter of 2007, as compared to the second quarter of 2006, primarily due to the recognition of $26.4 million of the 2006 asset impairment loss discussed earlier under Consolidated Results of Operations, as well as lower amortization expense and project costs primarily related to the software project we wrote-off in the second quarter of 2006, our various cost reduction initiatives and manufacturing efficiencies. These increases were partially offset by higher performance-based employee compensation.
     The decrease in revenue for the first half of 2007, as compared to 2006, was driven by lower revenue per order due to continued pricing pressure partially offset by the 2007 price increase. Partially offsetting the decrease in revenue per order was a 2.8% increase in order volume, as client acquisition gains and financial institution conversion activity exceeded the impact of the decline in check usage.

     Operating income increased for the first half of 2007, as compared to 2006, for the same reasons as discussed for the quarter. Additionally, operating income decreased due to lower revenue per order. Operating income for the first half of 2006 included a pre-tax gain of $4.9 million on the sale of a facility.
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

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Revenue	$51,856	$52,526	(1.3%)		$110,400	$110,876	(0.4%)
Operating income	14,325	16,047	(10.7%)		34,397	35,919	(4.2%)
% of revenue	27.6%	30.6%	(3.0	) pt.	31.2%	32.4%	(1.2	) pt.
     The decrease in revenue for the second quarter and first half of 2007, as compared to the same periods in 2006, was due to a reduction in orders stemming from the overall decline in check usage and lower customer retention, as well as lower direct mail consumer response rates and fewer reorders due to lower advertising expenditures in prior periods. We believe that the decline in our customer response rates is attributable to the decline in check usage and a general decline in direct marketing response rates. Partially offsetting the volume decline was higher revenue per order resulting from new accessories and services, including the introduction in October 2006 of the EZShield product discussed earlier under Consolidated Results of Operations. Additionally, revenue was favorably impacted approximately $3 million due to weather-related production and shipping disruptions during the last week of December 2006, which caused revenue to be delayed into 2007.
     The decrease in operating income for the second quarter of 2007, as compared to the second quarter of 2006, was primarily due to increased manufacturing costs related to the implementation of new product packaging intended to reduce delivery costs, as well as a higher mix of initial orders with introductory pricing.
     Operating income decreased for the first half of 2007, as compared to 2006, for the same reasons as discussed for the quarter. In addition, advertising expense was higher for the first half of 2007 due to increased circulation. These decreases in operating income were partially offset by our cost reduction initiatives.

CASH FLOWS
     As of June 30, 2007, we held cash and cash equivalents of $14.6 million. The following table shows our cash flow activity for the six months ended June 30, 2007 and 2006, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2007	2006	Change

Continuing operations:
Net cash provided by operating activities	$104,694	$101,130	$3,564
Net cash used by investing activities	(168,475)	(23,001)	(145,474)
Net cash provided (used) by financing activities	66,188	(79,453)	145,641
Effect of exchange rate change on cash	579	55	524

Net cash provided (used) by continuing operations	2,986	(1,269)	4,255
Net cash provided by operating activities of discontinued operations	—	23	(23)
Net cash provided by investing activities of discontinued operations	—	2,971	(2,971)

Net change in cash and cash equivalents	$2,986	$1,725	$1,261

     The $3.6 million increase in cash provided by operating activities for the first half of 2007, as compared to the first half of 2006, was due to the higher earnings discussed earlier under Consolidated Results of Operations and other positive working capital changes. Partially offsetting these increases were higher payments for medical and severance benefits in 2007 of $17.3 million, as our expenditures in 2006 were lower because of our decision to reduce the level at which we pre-fund these benefits. Additionally, income tax payments and employee profit sharing and pension contributions were higher in 2007.
     Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2007	2006	Change

Income tax payments	$53,602	$41,485	$12,117
Interest payments	24,988	28,508	(3,520)
VEBA contributions to fund medical and severance benefits	17,700	4,500	13,200
Employee profit sharing and pension contributions	15,740	12,000	3,740
Contract acquisition payments	9,700	12,960	(3,260)
Severance payments	6,949	2,811	4,138
     Net cash used by investing activities in the first half of 2007 was $145.5 million higher than the first half of 2006, due to net purchases of marketable securities following the issuance of long-term notes in May 2007, partially offset by lower capital purchases and proceeds from the sale of our industrial packaging product line in 2007. Net cash provided by financing activities in the first half of 2007 was $145.6 million higher than the first half of 2006 due to net proceeds from the 2007 issuance of $200.0 million of long-term notes and lower dividend payments given the decision to lower our quarterly dividend rate from $0.40 to $0.25 per share in the third quarter of 2006, as well as an increase in proceeds from issuing shares under employee plans. These increases were partially offset by higher payments on short-term debt as we paid off our lines of credit.

     Net cash provided by investing activities of discontinued operations in the first half of 2006 was $3.0 million due to the sale of our remaining facility in Europe during the second quarter of 2006.
     Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2007	2006	Change

Proceeds from long-term debt, net of debt issuance costs	$196,507	$—	$196,507
Proceeds from sales of marketable securities	102,972	—	102,972
Proceeds from sale of product line and facility	19,214	6,023	13,191
Proceeds from shares issued under employee plans	13,787	7,435	6,352
     Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2007	2006	Change

Purchases of marketable securities	$280,252	$—	$280,252
Net payments on short-term debt	112,660	44,116	68,544
Cash dividends paid to shareholders	25,971	41,173	(15,202)
Purchases of capital assets	12,026	28,243	(16,217)
Payment for acquisition, net of cash acquired	2,316	—	2,316
     In October 2007, $325.0 million of our outstanding debt becomes due and payable. Our intent is to repay this obligation using a combination of proceeds from liquidating our investments in marketable securities and availability on our existing credit facilities, which currently totals $488.8 million. We reduced our debt by $150.7 million during 2006, and we expect to reduce our debt by a total of $185 million to $200 million by the end of 2007. In addition to debt reduction, our other priorities for uses of cash flow include investing both organically and in acquisitions to augment growth, as well as share repurchases. In addition, we continue to evaluate our dividend level on a quarterly basis.
     We believe future cash flows provided by operating activities, our investments in marketable securities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the next 12 months.
CAPITAL RESOURCES
     Our total debt was $1,102.5 million as of June 30, 2007, an increase of $86.7 million from December 31, 2006. The increase was due to the issuance of $200.0 million of long-term notes in May 2007. A portion of the proceeds from these notes was used to pay-off the amounts drawn on our credit facilities.

Capital Structure

	June 30,	December 31,
(in thousands)	2007	2006	Change

Amounts drawn on credit facilities	$—	$112,660	$(112,660)
Current portion of long-term debt	326,648	326,531	117
Long-term debt	775,860	576,590	199,270

Total debt	1,102,508	1,015,781	86,727
Shareholders’ deficit	(368)	(65,673)	65,305

Total capital	$1,102,140	$950,108	$152,032

     We are in a shareholders’ deficit position due partially to the adoption on December 31, 2006 of the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Adoption of SFAS No. 158 increased shareholders’ deficit $33.4 million as of December 31, 2006. Additionally, shareholders’ equity had been reduced due to the required accounting treatment for share repurchases, completed primarily in 2002 and 2003. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.9 million shares remain available for purchase under this authorization. There were no share repurchases in 2007 or 2006.
Debt Structure

	June 30, 2007		December 31, 2006
		Weighted-		Weighted-
		average		average
		interest		interest
(in thousands)	Amount	rate	Amount	rate	Change

Fixed interest rate	$1,098,503	5.0%	$898,345	4.5%	$200,158
Floating interest rate	—	—	112,660	6.0%	(112,660)
Capital leases	4,005	10.4%	4,776	10.4%	(771)

Total debt	$1,102,508	5.0%	$1,015,781	4.7%	$86,727

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
     We currently have a $500.0 million commercial paper program in place which is supported by two committed lines of credit. Given our current credit ratings, the commercial paper market is not available to us. As necessary, we utilize our $500.0 million committed lines of credit to meet our working capital requirements. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on levels of subsidiary indebtedness. We were in compliance with all debt covenants as of June 30, 2007, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

     As of June 30, 2007, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Outstanding letters of credit	(11,225)

Net available for borrowing as of June 30, 2007	$488,775

     In May 2007, Moody’s Investors Service (Moody’s) changed the rating outlook on our corporate family rating to stable from negative. Moody’s indicated that the change was due to our improved liquidity position and expectations that improving revenue performance and savings realized from the $150 million cost reduction program will continue to stabilize earnings. In July 2007, Standard & Poor’s Ratings Services (S&P) also revised our rating outlook to stable from negative. S&P stated that the revision reflects stabilizing operating trends and adequate flexibility to sustain credit measures in line with the current rating over the intermediate term. Our credit agreements do not include covenants or events of default tied directly to our credit ratings.
CONTRACT ACQUISITION COSTS
     Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $9.7 million for the six months ended June 30, 2007 and $13.0 million for the six months ended June 30, 2006. Changes in contract acquisition costs during the first six months of 2007 and 2006 were as follows:

	Six Months Ended June 30,
(in thousands)	2007	2006

Balance, beginning of year	$71,721	$93,664
Additions	9,138	13,361
Amortization	(15,001)	(18,538)

Balance, end of period	$65,858	$88,487

     The number of checks being written has been in decline since the mid-1990’s, which has contributed to increased competitive pressure when attempting to retain or obtain clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments increased in the mid-2000’s and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract. Beginning in 2006, we sought to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract. We plan to continue this strategy throughout 2007.
     Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $2.4 million as of June 30, 2007 and $2.7 million as of December 31, 2006. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $5.1 million as of June 30, 2007 and $5.4 million as of December 31, 2006.
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

Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any potential liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K.
     We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.
     A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2006 Form 10-K. There were two significant changes in these obligations during the first six months of 2007 related to the issuance of long-term debt and the liability for uncertain tax positions related to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. Further information concerning the adoption of this standard can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Obligations under the $200.0 million long-term debt issued in May 2007 are as follows:

		Remainder	2008 and	2010 and	2012 and
(in thousands)	Total	of 2007	2009	2011	thereafter

Long-term debt issued in May 2007 and related interest	$318,697	$8,072	$29,500	$29,500	$251,625
     As of June 30, 2007, our liabilities under FIN No. 48 were $20.6 million, including accrued interest and penalties. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.
RELATED PARTY TRANSACTIONS
     We have not entered into any material related party transactions during the six months ended June 30, 2007 or during 2006.
CRITICAL ACCOUNTING POLICIES
     A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2006 Form 10-K.
     During the first quarter of 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. Further information concerning the adoption of this standard can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
NEW ACCOUNTING PRONOUNCEMENTS
     Information regarding the accounting pronouncements adopted during the first six months of 2007 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. At this time there are no significant accounting pronouncements which we will be adopting in future periods.

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
     We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. The material uncertainties and other factors known to us are discussed in Item 1A of the 2006 Form 10-K and are incorporated into this report as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.
     You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. Additionally, we had auction rate securities of $171.4 million and short-term mutual fund investments of $5.9 million as of June 30, 2007. Although the auction rate securities may have maturities beyond one year, they are highly liquid due to the frequency with which the interest rates are reset. The mutual fund investments primarily consist of short-term, high quality, fixed income securities. We do not enter into financial instruments for speculative or trading purposes. During the first half of 2007, we used our committed lines of credit to fund working capital requirements. Additionally, we issued $200.0 million of fixed-rate long-term debt in May 2007. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2007, our total debt was comprised of the following:

			Weighted-
			average
	Carrying	Fair	interest
(in thousands)	amount	value(1)	rate

Long-term notes maturing October 2007	$324,983	$322,442	3.50%
Long-term notes maturing December 2012	298,967	266,250	5.00%
Long-term notes maturing October 2014	274,553	233,063	5.13%
Long-term notes maturing June 2015	200,000	200,960	7.38%
Capital lease obligations maturing through September 2009	4,005	4,005	10.41%

Total debt	$1,102,508	$1,026,720	5.04%

(1)	Based on quoted market rates as of June 30, 2007, except for capital lease obligations which are shown at carrying value.
     Although the fair value of our long-term debt is less than its carrying amount, we do not anticipate settling our outstanding debt at its reported fair value. The notes maturing in October 2007 do not allow settlement prior to their stated maturity, and we do not believe that settling our other long-term notes is the best use of our financial resources at this time.
     Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.3 million for the first half of 2007.
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
     (b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.
Item 1A. Risk Factors.
     Our risk factors are outlined in Item 1A of the 2006 Form 10-K. There have been no significant changes to these risk factors since we filed the 2006 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.9 million shares remain available for purchase under this authorization. During the second quarter of 2007, we did not purchase any of our own equity securities under this authorization, and we have not completed any such purchases since the second quarter of 2004. We have not terminated this authorization, and we may purchase additional shares under this authorization in the future.
     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2007, we withheld 21,968 shares in conjunction with the vesting and exercise of equity-based awards.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual shareholders’ meeting on April 25, 2007.
     45,314,102 shares were represented (87.4% of the 51,841,978 shares outstanding and entitled to vote at the meeting). Two items were considered at the meeting and the results of the voting were as follows:
Election of Directors:
The nominees in the proxy statement were: Charles A. Haggerty, Isaiah Harris, Jr., William A. Hawkins, III, Cheryl Mayberry McKissack, Stephen P. Nachtsheim, Mary Ann O’Dwyer, Martyn Redgrave and Lee J. Schram. The results were as follows:

Election of Directors	For	Withhold
Charles A. Haggerty	25,578,409	19,735,693
Isaiah Harris, Jr.	25,677,859	19,636,243
William A. Hawkins, III	25,677,975	19,636,127
Cheryl Mayberry McKissack	25,482,399	19,831,703
Stephen P. Nachtsheim	25,644,091	19,670,011
Mary Ann O’Dwyer	25,685,142	19,628,960
Martyn Redgrave	25,666,122	19,647,980
Lee J. Schram	38,886,887	6,427,215
Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2007:

For:	45,165,404
Against:	87,674
Abstain:	61,024
Item 6. Exhibits.

Exhibit		Method of
Number	Description	Filing
1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)	*

4.1	Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)	*

Exhibit		Method of
Number	Description	Filing
4.2	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)	*

4.3	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.4	Form of Officer’s Certificate and Company Order authorizing the 2007 Notes, series B (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.5	Specimen of 3 1/2% senior notes due 2007, series B (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.7	Specimen of 5 1/8% senior notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.8	Indenture, dated as of May 14, 2007, by and between us and the The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.9	Registration Rights Agreement, dated May 14, 2007, by and between us and J.P. Morgan Securities Inc., as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement related to the 7.375% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.10	Specimen of 7.375% Senior Notes due 2015 (included in Exhibit 4.8)	*

12.1	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit		Method of
Number	Description	Filing
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: August 3, 2007	/s/ Lee Schram
Lee Schram
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2007	/s/ Richard S. Greene
Richard S. Greene
Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2007	/s/ Terry D. Peterson
Terry D. Peterson
Vice President, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002