Form 10-Q
period 2007-09-30
DELUXE CORP
filed 2007-10-31
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
☐ Yes   ☑ No
The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 22, 2007 was 52,130,853.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$28,207	$11,599
Marketable securities	216,955	—
Trade accounts receivable (net of allowances for uncollectible accounts of $7,290 and $8,189, respectively)	93,946	103,014
Inventories and supplies	34,662	42,854
Deferred income taxes	19,587	18,776
Cash held for customers	13,647	13,758
Other current assets	11,902	12,116

Total current assets	418,906	202,117
Long-Term Investments (including $2,971 of investments at fair value in 2007 — see Note 2)	35,980	35,985
Property, Plant, and Equipment (net of accumulated depreciation of $324,379 and $317,955, respectively)	137,910	142,247
Intangibles (net of accumulated amortization of $363,458 and $330,194, respectively)	153,203	178,537
Goodwill	585,104	590,543
Other Non-Current Assets	119,239	117,703

Total assets	$1,450,342	$1,267,132

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$79,695	$78,489
Accrued liabilities	148,443	146,823
Short-term debt	—	112,660
Long-term debt due within one year	326,709	326,531

Total current liabilities	554,847	664,503
Long-Term Debt	775,479	576,590
Deferred Income Taxes	13,858	16,315
Other Non-Current Liabilities	81,614	75,397
Commitments and Contingencies (Notes 2, 11 and 12)
Shareholders’ Equity (Deficit):
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2007 — 52,126; 2006 — 51,519)	52,126	51,519
Additional paid-in capital	70,428	50,101
Accumulated deficit	(64,649)	(125,420)
Accumulated other comprehensive loss	(33,361)	(41,873)

Total shareholders’ equity (deficit)	24,544	(65,673)

Total liabilities and shareholders’ equity (deficit)	$1,450,342	$1,267,132

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$388,636	$398,087	$1,192,341	$1,212,476
Cost of goods sold	143,498	149,729	435,610	457,373

Gross Profit	245,138	248,358	756,731	755,103

Selling, general and administrative expense	184,416	190,618	563,327	595,502
Asset impairment loss	—	—	—	44,698
Net loss (gain) on sale of product line and assets held for sale	—	490	(3,773)	(4,458)

Operating Income	60,722	57,250	197,177	119,361

Interest expense	(15,517)	(14,377)	(42,226)	(42,966)
Other income	2,675	517	4,540	412

Income Before Income Taxes	47,880	43,390	159,491	76,807

Income tax provision	15,720	12,227	56,128	23,740

Income From Continuing Operations	32,160	31,163	103,363	53,067
Income from Discontinued Operations	—	—	—	396

Net Income	$32,160	$31,163	$103,363	$53,463

Basic Earnings per Share:
Income from continuing operations	$0.62	$0.61	$2.01	$1.04
Income from discontinued operations	—	—	—	0.01
Basic earnings per share	0.62	0.61	2.01	1.05

Diluted Earnings per Share:
Income from continuing operations	$0.62	$0.61	$1.99	$1.03
Income from discontinued operations	—	—	—	0.01
Diluted earnings per share	0.62	0.61	1.99	1.03

Cash Dividends per Share	$0.25	$0.25	$0.75	$1.05

Total Comprehensive Income	$35,929	$31,893	$112,186	$56,114
See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$103,363	$53,463
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	—	(396)
Depreciation	16,622	19,643
Amortization of intangibles	34,924	46,320
Asset impairment loss	—	44,698
Amortization of contract acquisition costs	21,764	28,063
Employee share-based compensation expense	9,667	3,887
Deferred income taxes	2,521	(20,428)
Gain on sale of product line and assets held for sale	(3,773)	(4,458)
Other non-cash items, net	14,114	6,436
Changes in assets and liabilities, net of effect of acquisition, product line disposition and discontinued operations:
Trade accounts receivable	453	1,351
Inventories and supplies	(2,899)	(789)
Other current assets	2,719	16,964
Non-current assets	(6,881)	(3,990)
Accounts payable	2,882	(7,531)
Contract acquisition payments	(12,797)	(16,121)
Other accrued and non-current liabilities	(4,937)	5,278

Net cash provided by operating activities of continuing operations	177,742	172,390

Cash Flows from Investing Activities:
Purchases of capital assets	(17,594)	(33,883)
Payment for acquisition, net of cash acquired	(2,316)	—
Purchases of marketable securities	(855,760)	—
Proceeds from sales of marketable securities	638,805	—
Proceeds from sale of product line and facilities	19,214	7,439
Other	4,075	3,549

Net cash used by investing activities of continuing operations	(213,576)	(22,895)

Cash Flows from Financing Activities:
Net payments on short-term debt	(112,660)	(51,496)
Proceeds from issuance of long-term debt, net of debt issuance costs	196,329	—
Payments on long-term debt	(1,171)	(50,992)
Change in book overdrafts	(5,625)	(3,748)
Proceeds from issuing shares under employee plans	15,309	8,936
Excess tax benefit from share-based employee awards	971	1,175
Common share repurchases	(3,019)	—
Cash dividends paid to shareholders	(39,015)	(54,073)

Net cash provided (used) by financing activities	51,119	(150,198)

Effect of Exchange Rate Change on Cash	1,323	93
Cash Provided by Operating Activities of Discontinued Operations	—	23
Cash Provided by Investing Activities of Discontinued Operations — Net Proceeds from Sale	—	2,971

Net Change in Cash and Cash Equivalents	16,608	2,384
Cash and Cash Equivalents: Beginning of Period	11,599	6,867

End of Period	$28,207	$9,251

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Consolidated financial statements
     The consolidated balance sheet as of September 30, 2007, the consolidated statements of income for the quarters and nine months ended September 30, 2007 and 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. The consolidated balance sheet as of December 31, 2006 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Form 10-K).
     We have reclassified certain amounts presented in the consolidated balance sheet as of December 31, 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2006 to conform to the current period presentation. These reclassifications did not effect our previously reported financial position, results of operations or cash flows.
Note 2: New accounting pronouncements
     On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in our judgment is greater than 50% likely to be realized. The adoption of FIN No. 48 impacted our consolidated balance sheet as of January 1, 2007 as follows:

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
     During the nine months ended September 30, 2007, we settled a city jurisdictional matter for $1.0 million and reduced our reserve for contingent tax liabilities. There were no other significant changes to our unrecognized tax benefits during this period. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $7.4 million to an increase of $3.6 million as we attempt to settle certain federal and state tax matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes may have on our effective tax rate.

     On January 1, 2007, we adopted the measurement date provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to measure the funded status of a plan as of the date of its year-end balance sheet. We historically used a September 30 measurement date. To transition to a December 31 measurement date, we completed plan measurements for our postretirement benefit and pension plans as of December 31, 2006. In accordance with SFAS No. 158, postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, as calculated based on the September 30, 2006 measurement date, was recorded as an increase to accumulated deficit of $0.7 million, net of tax, as of January 1, 2007. Additionally, we adjusted our postretirement assets and liabilities to reflect the funded status of the plans, as calculated based on the December 31, 2006 measurement date. This adjustment, along with the postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, resulted in an increase in other comprehensive loss of $0.1 million, net of tax, as of January 1, 2007. Postretirement benefit expense reflected in our consolidated statements of income for the quarter and nine months ended September 30, 2007 is based on the December 31, 2006 measurement date. Further information regarding the expense included in our consolidated statements of income can be found in Note 9: Pension and other postretirement benefits.
     On January 1, 2007, we adopted SFAS No. 157, Fair Value Measurements. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. For recognition purposes, on a recurring basis we are required to measure at fair value our marketable securities, which are classified as available-for-sale, and a long-term mutual fund investment accounted for under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Further information regarding our marketable securities can be found in Note 3: Supplemental balance sheet and cash flow information. The long-term mutual fund investment had an aggregate fair value of $3.0 million as of September 30, 2007 and $3.3 million as of December 31, 2006 and is included in long-term investments on our consolidated balance sheets. The fair value of these investments is determined using quoted prices in active markets for identical assets. Changes in the fair value of these investments have historically been insignificant. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. The fair value of our outstanding debt is determined using quoted prices in active markets.
     On a nonrecurring basis, we are required to use fair value measures when measuring plan assets of our postretirement benefit and pension plans and when analyzing asset impairment. As we elected to adopt the measurement date provisions of SFAS No. 158 as of January 1, 2007, we were required to determine the fair value of our postretirement benefit and pension plan assets as of December 31, 2006. During the third quarter of each year, we evaluate goodwill and indefinite-lived intangibles for impairment. Our goodwill analysis estimates the fair value of our reporting units utilizing the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. The financial forecasts are considered to be a level 3 fair value input under SFAS No. 157. For reasonableness, the summation of our reporting units’ fair values is compared to our market capitalization. When analyzing our indefinite-lived trade names for impairment, we apply a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name, applying an assumed royalty rate within our discounted cash flow calculation. This calculation uses forecasted revenue, which is a level 3 fair value input under SFAS No. 157.
     Assets measured at fair value during the nine months ended September 30, 2007 were as follows:

		Fair value measurements using
		Quoted prices in
	Fair value	active markets for	Significant other	Significant
	as of measurement	identical assets	observable inputs	unobservable inputs
(in thousands)	date	(Level 1)	(Level 2)	(Level 3)

Indefinite-lived trade names	$74,503	$—	$—	$74,503
Goodwill	2,494,281	—	—	2,494,281
Postretirement and pension plan assets	100,424	100,424	—	—
     No gains or losses related to these asset measurements were reflected in our consolidated statements of income for the nine months ended September 30, 2007.

     On January 1, 2007, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard permits companies to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. We have elected the fair value option for a mutual fund investment previously classified as available-for-sale. This investment was carried at fair value on our consolidated balance sheets. However, under the fair value option, unrealized gains and losses now will be reflected in our consolidated statements of income, as opposed to being recorded in accumulated other comprehensive loss on the consolidated balance sheets. This investment corresponds to our liability under an officers’ deferred compensation plan. This deferred compensation plan is not available to new participants and is fully funded by the mutual fund investment. The liability under the plan equals the fair value of the mutual fund investment, so changes in the value of both the plan asset and the liability are now netted in the consolidated statements of income. This mutual fund investment had a fair value of $3.0 million as of September 30, 2007 and $3.3 million as of December 31, 2006, and is included in long-term investments on our consolidated balance sheets. The long-term investments caption on our consolidated balance sheet also includes life insurance policies which are recorded at their cash surrender values. The fair value of the mutual fund investment is determined using quoted prices in active markets. Changes in the fair value of this investment have historically been insignificant and were insignificant during the nine months ended September 30, 2007. As required by SFAS No. 159, the cumulative unrealized gain related to this mutual fund investment of $0.2 million, net of tax, as of January 1, 2007, was reclassified from accumulated other comprehensive loss to accumulated deficit as of January 1, 2007. The unrealized pre-tax gain on this investment as of January 1, 2007 was $0.4 million.
Note 3: Supplemental balance sheet and cash flow information
     Marketable securities — As of September 30, 2007, marketable securities were comprised of investments in tax-exempt money market funds. These investments are accounted for as available-for-sale securities and are carried at fair value on the consolidated balance sheet. They are reported as current assets as they represent the investment of cash available for current operations. Fair value is determined using quoted prices in active markets. The tax-exempt money market funds are comprised of variable rate demand notes, municipal bonds and notes, and commercial paper. The cost of these investments equaled fair value as of September 30, 2007 due to the short-term duration of the underlying investments. Proceeds from sales of available-for-sale marketable securities were $638.8 million for the nine months ended September 30, 2007. There were no gains or losses realized on these sales.
     On October 1, 2007, we used proceeds from liquidating all of our marketable securities and certain cash equivalents, together with a $120.0 million advance on our credit facilities, primarily to repay $325.0 million of unsecured notes due October 1, 2007, plus accrued interest.
     Inventories and supplies — Inventories and supplies were comprised of the following:

	September 30,	December 31,
(in thousands)	2007	2006

Raw materials	$7,194	$7,663
Semi-finished goods	11,974	13,761
Finished goods	9,035	11,257

Total inventories	28,203	32,681
Supplies to be used within the next year, primarily production	6,459	10,173

Inventories and supplies	$34,662	$42,854

     Intangibles — Intangibles were comprised of the following:

	September 30, 2007			December 31, 2006
			Net			Net
	Gross carrying	Accumulated	carrying	Gross carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Indefinite-lived:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software	272,852	(239,426)	33,426	264,847	(228,719)	36,128
Customer lists	115,461	(86,414)	29,047	114,344	(71,088)	43,256
Distributor contracts	30,900	(17,986)	12,914	30,900	(14,552)	16,348
Trade names	30,378	(15,436)	14,942	31,644	(12,350)	19,294
Other	7,670	(4,196)	3,474	7,596	(3,485)	4,111

Amortizable intangibles	457,261	(363,458)	93,803	449,331	(330,194)	119,137

Intangibles	$516,661	$(363,458)	$153,203	$508,731	$(330,194)	$178,537

     Total amortization of intangibles was $11.3 million for the quarter ended September 30, 2007 and $13.5 million for the quarter ended September 30, 2006. Amortization of intangibles was $34.9 million for the nine months ended September 30, 2007 and $46.3 million for the nine months ended September 30, 2006. Based on the intangibles in service as of September 30, 2007, estimated future amortization expense is as follows:

(in thousands)

Remainder of 2007	$10,898
2008	36,087
2009	23,655
2010	9,564
2011	5,406
     Goodwill — Changes in goodwill during the nine months ended September 30, 2007 were as follows:

	Small
	Business	Direct
(in thousands)	Services	Checks	Total

Balance, December 31, 2006	$508,306	$82,237	$590,543
Sale of industrial packaging product line (see Note 5)	(5,864)	—	(5,864)
Adjustment of income tax receivable related to the New England Business Service, Inc. (NEBS) acquisition	(1,117)	—	(1,117)
Acquisition of All Trade Computer Forms, Inc. (see Note 5)	711	—	711
Adoption of FIN No. 48 (see Note 2)	576	—	576
Translation adjustment	255	—	255

Balance, September 30, 2007	$502,867	$82,237	$585,104

     Other non-current assets — Other non-current assets were comprised of the following:

	September 30,	December 31,
(in thousands)	2007	2006

Contract acquisition costs (net of accumulated amortization of $79,120 and $97,910, respectively)	$60,267	$71,721
Deferred advertising costs	31,727	27,891
Other	27,245	18,091

Other non-current assets	$119,239	$117,703

     Changes in contract acquisition costs during the first nine months of 2007 and 2006 were as follows:

	Nine Months Ended September 30,
(in thousands)	2007	2006

Balance, beginning of year	$71,721	$93,664
Additions(1)	10,310	13,929
Amortization	(21,764)	(28,063)

Balance, end of period	$60,267	$79,530

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $12,797 for the nine months ended September 30, 2007 and $16,121 for the nine months ended September 30, 2006.
     Accrued liabilities — Accrued liabilities were comprised of the following:

	September 30,	December 31,
(in thousands)	2007	2006

Employee profit sharing and pension	$32,545	$20,890
Customer rebates	24,315	19,314
Interest	22,723	7,197
Wages, including vacation	20,477	17,214
Cash held for customers	13,647	13,758
Restructuring due within one year (see Note 8)	3,757	10,697
Income taxes	—	25,219
Other	30,979	32,534

Accrued liabilities	$148,443	$146,823

     Supplemental cash flow disclosure — As of September 30, 2007, we had accounts payable of $4.6 million related to capital asset purchases. These amounts were reflected in property, plant and equipment and intangibles in our consolidated balance sheet as of September 30, 2007, as we did receive the assets as of that date. The payment of these liabilities will be included in purchases of capital assets on the consolidated statements of cash flows when these liabilities are paid.

Note 4: Earnings per share
     The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Earnings per share — basic:
Income from continuing operations	$32,160	$31,163	$103,363	$53,067
Weighted-average shares outstanding	51,616	51,098	51,422	50,961
Earnings per share — basic	$0.62	$0.61	$2.01	$1.04

Earnings per share — diluted:
Income from continuing operations	$32,160	$31,163	$103,363	$53,067
Re-measurement of share-based awards classified as liabilities	(1)	12	(9)	(584)

Income available to common shareholders	$32,159	$31,175	$103,354	$52,483

Weighted-average shares outstanding	51,616	51,098	51,422	50,961
Dilutive impact of options, restricted stock units, unvested restricted stock and employee stock purchase plan	507	182	471	220

Weighted-average shares and potential dilutive shares outstanding	52,123	51,280	51,893	51,181

Earnings per share — diluted	$0.62	$0.61	$1.99	$1.03

Antidilutive options excluded from calculation (weighted-average amount for nine month periods)	1,815	3,025	1,946	3,067
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
Note 6: Discontinued operations
     In December 2004, we sold our European operations, with the exception of one facility which was sold in the second quarter of 2006. Income from discontinued operations for the nine months ended September 30, 2006 consisted primarily of the net gain on disposal of the facility.

Note 7: Asset impairment loss
     In June 2006, we determined that a software project intended to replace major portions of our existing order capture, billing and pricing systems would not meet our future business requirements in a cost-effective manner. Therefore, we made the decision to abandon the project. Accordingly, we wrote down the carrying value of the related internal-use software to zero during the second quarter of 2006. This resulted in a non-cash asset impairment loss of $44.7 million, of which $26.4 million was allocated to the Financial Services segment and $18.3 million was allocated to the Small Business Services segment.
Note 8: Restructuring accruals
     Restructuring accruals of $3.8 million as of September 30, 2007 and $11.2 million as of December 31, 2006 are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have vacated. During the quarter ended September 30, 2007, we recorded restructuring accruals of $2.6 million related to employee reductions resulting from our cost savings initiatives. The restructuring accruals included severance benefits for 128 employees. Also during the quarter ended September 30, 2007, we reversed $0.5 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges, net of reversals, were reflected as a $0.1 million reduction of cost of goods sold and an increase of $2.2 million in selling, general and administrative (SG&A) expense in our consolidated statement of income for the quarter ended September 30, 2007. Restructuring accruals recorded during the nine months ended September 30, 2007 totaled $4.1 million. These accruals related to our cost reduction initiatives and included severance benefits for 184 employees. Also during the nine months ended September 30, 2007, we reversed $2.3 million of restructuring accruals due to fewer employees receiving severance benefits than originally estimated and the re-negotiation of operating lease obligations. These restructuring charges, net of reversals, were reflected as a $0.3 million reduction of cost of goods sold, an increase of $1.9 million in SG&A expense and a $0.2 million reduction of the gain recognized on the sale of our industrial packaging product line (see Note 5) in our consolidated statement of income for the nine months ended September 30, 2007.
     The remaining severance accruals relate to employee reductions resulting from our cost savings initiatives. Severance payments related to the 2006 restructuring accruals are expected to be fully paid by the end of 2007 utilizing cash from operations. The employee terminations related to the 2007 restructuring accruals are expected to be completed by the end of 2008, with severance payments fully paid by mid-2009. The remaining payments due under the operating lease obligations will be paid through early 2009, utilizing cash from operations. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K.
     As of September 30, 2007, our restructuring accruals, by company initiative, were as follows:

	NEBS	2006	2007
	acquisition	cost savings	cost savings
(in thousands)	related	initiatives	initiatives	Total

Balance, December 31, 2006	$1,825	$9,386	$—	$11,211
Restructuring charges	—	142	3,959	4,101
Restructuring reversals	(654)	(1,415)	(270)	(2,339)
Payments	(1,128)	(7,415)	(673)	(9,216)

Balance, September 30, 2007	$43	$698	$3,016	$3,757

Cumulative amounts:
Restructuring accruals	$30,243	$10,843	$3,959	$45,045
Restructuring reversals	(837)	(1,644)	(270)	(2,751)
Payments	(29,363)	(8,501)	(673)	(38,537)

Balance, September 30, 2007	$43	$698	$3,016	$3,757

     As of September 30, 2007, the components of our restructuring accruals, by segment, were as follows:

					Operating
					lease
					obligations
	Employee severance benefits				Small
	Small Business	Financial	Direct		Business
(in thousands)	Services	Services	Checks	Corporate	Services	Total

Balance, December 31, 2006	$2,304	$2,703	$128	$4,481	$1,595	$11,211
Restructuring charges	716	957	—	2,428	—	4,101
Restructuring reversals	(231)	(437)	(142)	(978)	(551)	(2,339)
Inter-segment transfer	633	378	32	(1,043)	—	—
Payments	(2,710)	(2,644)	(18)	(2,841)	(1,003)	(9,216)

Balance, September 30, 2007	$712	$957	$—	$2,047	$41	$3,757

Cumulative amounts for current initiatives(1) :
Restructuring accruals	$30,404	$4,218	$128	$7,377	$2,918	$45,045
Restructuring reversals	(418)	(602)	(142)	(1,038)	(551)	(2,751)
Inter-segment transfer	633	378	32	(1,043)	—	—
Payments	(29,907)	(3,037)	(18)	(3,249)	(2,326)	(38,537)

Balance, September 30, 2007	$712	$957	$—	$2,047	$41	$3,757

(1)	Includes accruals related to our 2007 and 2006 cost reduction initiatives and the NEBS acquisition in June 2004.
Note 9: Pension and other postretirement benefits
     We have historically provided certain health care benefits for a large number of retired employees. In addition to our postretirement medical plan, we also have supplemental executive retirement plans (SERPs) in the United States and Canada and a pension plan which covers certain Canadian employees. As discussed in Note 2, on January 1, 2007, we adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. As such, pension and postretirement benefit expense reflected in our consolidated statements of income for the quarter and nine months ended September 30, 2007 is based on a December 31, 2006 measurement date. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K.
     Pension and postretirement benefit expense for the quarters ended September 30, 2007 and 2006 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2007	2006	2007	2006

Service cost	$39	$268	$57	$87
Interest cost	1,753	1,890	130	119
Expected return on plan assets	(2,066)	(1,905)	(67)	(76)
Amortization of prior service benefit	(990)	(654)	—	—
Recognized amortization of net actuarial losses	2,464	2,538	2	3

Total benefit expense	$1,200	$2,137	$122	$133

     Pension and postretirement benefit expense for the nine months ended September 30, 2007 and 2006 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2007	2006	2007	2006

Service cost	$117	$805	$161	$259
Interest cost	5,258	5,670	378	356
Expected return on plan assets	(6,198)	(5,715)	(190)	(226)
Amortization of prior service benefit	(2,969)	(1,963)	—	—
Recognized amortization of net actuarial losses	7,393	7,613	5	7

Total benefit expense	$3,601	$6,410	$354	$396

Note 10: Provision for income taxes
     Our effective tax rate for the nine months ended September 30, 2007 was 35.2%, compared to our 2006 annual effective tax rate of 29.5%. Our 2006 effective tax rate included net favorable adjustments which lowered our effective tax rate 2.8 percentage points, including the true-up of certain deferred income tax balances, as discussed under the caption “Note 9: Provision for income taxes” of the Notes to Consolidated Financial Statements included in the 2006 Form 10-K. Additionally, our overall state tax rate was lower in 2006, and the lower pre-tax income in 2006 resulted in our permanent differences having a larger positive impact on the 2006 effective tax rate.
Note 11: Debt
     Total debt outstanding was comprised of the following:

	September 30,	December 31,
(in thousands)	2007	2006

5.0% senior, unsecured notes due December 15, 2012, net of discount	$299,014	$298,872
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,569	274,523
7.375% senior, unsecured notes due June 1, 2015	200,000	—
Long-term portion of capital lease obligations	1,896	3,195

Long-term portion of debt	775,479	576,590

3.5% senior, unsecured notes due October 1, 2007, net of discount	325,000	324,950
Amounts drawn on credit facilities	—	112,660
Capital lease obligations due within one year	1,709	1,581

Short-term portion of debt	326,709	439,191

Total debt	$1,102,188	$1,015,781

     Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount.

Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we used proceeds from liquidating all of our marketable securities and certain cash equivalents, together with a $120.0 million advance on our credit facilities, primarily to repay $325.0 million of 3.5% unsecured notes plus accrued interest. The fair market value of the notes issued in May 2007 was $198.3 million as of September 30, 2007, based on quoted market prices.
     In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes which matured and were repaid on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions of the $275.0 million notes may be made at our election prior to their stated maturity. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS in 2004. The fair market value of these notes was $569.8 million as of September 30, 2007, based on quoted market prices.
     In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $264.0 million as of September 30, 2007, based on quoted market prices.
     As of September 30, 2007, we had a $500.0 million commercial paper program in place. Given our current credit ratings, the commercial paper market is not available to us. We also have committed lines of credit which are available for borrowing and to support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on the levels of subsidiary indebtedness. No commercial paper was outstanding during the nine months ended September 30, 2007. The daily average amount outstanding under our lines of credit during the nine months ended September 30, 2007 was $33.2 million at a weighted-average interest rate of 5.78%. As of September 30, 2007, no amounts were outstanding under our lines of credit. During 2006, the daily average amount outstanding under our commercial paper program and our lines of credit was $162.5 million at a weighted-average interest rate of 5.34%. As of December 31, 2006, no commercial paper was outstanding and $112.7 million was outstanding under our lines of credit at a weighted-average interest rate of 6.01%. As of September 30, 2007, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

	Total	Expiration	Commitment
(in thousands)	available	Date	Fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Outstanding letters of credit	(11,225)

Net available for borrowing as of September 30, 2007	$488,775

     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of 2 to 1, our debt covenants do not restrict our ability to pay cash dividends at our current rate.
Note 12: Other commitments and contingencies
     Information regarding indemnifications, environmental matters, self-insurance and litigation can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K. No significant changes in these items have occurred during the nine months ended September 30, 2007.

Note 13: Shareholders’ equity (deficit)
     As of December 31, 2006, we were in a shareholders’ deficit position due partially to the adoption of the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Adoption of SFAS No. 158 increased shareholders’ deficit $33.4 million as of December 31, 2006. Additionally, shareholders’ equity had been reduced due to the required accounting treatment for share repurchases, completed primarily in 2002 and 2003. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.8 million shares remain available for purchase under this authorization.
     Changes in shareholders’ equity (deficit) during the nine months ended September 30, 2007 were as follows:

					Accumulated	Total
	Common shares		Additional		other	shareholders’
	Number	Par	paid-in	Accumulated	comprehensive	equity
(in thousands)	of shares	value	capital	deficit	loss	(deficit)

Balance, December 31, 2006	51,519	$51,519	$50,101	$(125,420)	$(41,873)	$(65,673)
Net income	—	—	—	103,363	—	103,363
Cash dividends	—	—	—	(39,015)	—	(39,015)
Common shares issued(1)	744	744	15,380	—	—	16,124
Tax impact of share-based awards	—	—	443	—	—	443
Common shares repurchased	(100)	(100)	(2,919)	—	—	(3,019)
Other common shares retired	(37)	(37)	(1,257)	—	—	(1,294)
Fair value of share-based compensation	—	—	8,680	—	—	8,680
Adoption of measurement date provisions of SFAS No. 158, net of tax(2)	—	—	—	(745)	(69)	(814)
Adoption of FIN No. 48(2)	—	—	—	(3,074)	—	(3,074)
Adoption of SFAS No. 159, net of tax(2)	—	—	—	242	(242)	—
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(2,070)	(2,070)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	5,107	5,107
Amortization of loss on derivatives, net of tax	—	—	—	—	2,005	2,005
Translation adjustment	—	—	—	—	3,781	3,781

Balance, September 30, 2007	52,126	$52,126	$70,428	$(64,649)	$(33,361)	$24,544

(1)	Includes shares issued to employees for cash payments of $15,309, as well as the vesting of share-based awards previously classified as accrued liabilities in our consolidated balance sheet of $815.

(2)	See Note 2: New accounting pronouncements for further information.

     Accumulated other comprehensive loss was comprised of the following:

	September 30,	December 31,
(in thousands)	2007	2006

Postretirement and pension plans:
Unrealized prior service credit	$25,703	$28,398
Unrealized net actuarial losses	(56,377)	(61,993)
Fourth quarter plan contributions	—	(47)

Postretirement and pension plans, net of tax	(30,674)	(33,642)
Loss on derivatives, net of tax	(9,157)	(11,162)
Unrealized gain on securities, net of tax	—	242
Translation adjustment	6,470	2,689

Accumulated other comprehensive loss	$(33,361)	$(41,873)

Note 14: Business segment information
     We operate three business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells business checks, forms and related printed products to small businesses and home offices through financial institution referrals, direct response marketing, sales representatives, independent distributors and the internet. Financial Services sells personal and business checks, check-related products and services, and customer loyalty solutions to financial institutions. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada.
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

     The following is our segment information as of and for the quarters ended September 30, 2007 and 2006:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2007	$225,789	$113,001	$49,846	$—	$388,636
	2006	234,103	113,664	50,320	—	398,087

Operating income:	2007	30,197	16,752	13,773	—	60,722
	2006	24,486	17,299	15,465	—	57,250

Depreciation and amortization expense:	2007	12,861	2,856	1,201	—	16,918
	2006	14,409	3,308	1,769	—	19,486

Total assets:	2007	753,578	76,835	103,269	516,660	1,450,342
	2006	772,866	97,980	104,972	319,833	1,295,651

Capital purchases:	2007	—	—	—	5,568	5,568
	2006	—	—	—	5,640	5,640

The following is our segment information as of and for the nine months ended September 30, 2007 and 2006:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2007	$687,674	$344,421	$160,246	$—	$1,192,341
	2006	703,315	347,965	161,196	—	1,212,476

Operating income:	2007	93,362	55,646	48,169	—	197,177
	2006	37,539	30,438	51,384	—	119,361

Depreciation and amortization expense:	2007	40,523	7,415	3,608	—	51,546
	2006	48,882	11,396	5,685	—	65,963

Asset impairment loss:	2007	—	—	—	—	—
	2006	18,285	26,413	—	—	44,698

Total assets:	2007	753,578	76,835	103,269	516,660	1,450,342
	2006	772,866	97,980	104,972	319,833	1,295,651

Capital purchases:	2007	—	—	—	17,594	17,594
	2006	—	—	—	33,883	33,883
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
     Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.7% of our consolidated revenue for the first nine months of 2007. This segment sells business checks, forms and related printed products to more than six million small businesses and home offices through financial institution referrals, direct response marketing, sales representatives, independent distributors and the internet. Our Financial Services segment generated 28.9% of our consolidated revenue for the first nine months of 2007. This segment sells personal and business checks, check-related products and services, and customer loyalty services to approximately 7,500 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 13.4% of our consolidated revenue for the first nine months of 2007. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited® and Designer® Checks brands. Through these two brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada.

     Our net income for the first nine months of 2007, as compared to the first nine months of 2006, benefited from the following:
•	Various cost reductions from previously announced management initiatives to reduce our cost structure, primarily within sales and marketing, information technology and manufacturing;

•	Lower amortization expense and project costs related to a software project written-off in the second quarter of 2006;

•	Additional revenue in Direct Checks from selling additional premium features and services, as well as a weather-related backlog from the last week of December 2006;

•	Lower amortization of acquisition-related intangible assets within Small Business Services, as certain of the assets are amortized using accelerated methods; and

•	An increase in order volume for Financial Services as compared to the first nine months of 2006, due to net client gains and financial institution conversion activity.
     These benefits were partially offset by higher performance-based employee compensation, lower revenue per order for our Financial Services segment and lower order volume for our Direct Checks segment. Our results for the first nine months of 2006 included a non-cash pre-tax asset impairment loss of $44.7 million and a $4.5 million net pre-tax gain on facility sales.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we used proceeds from liquidating all of our marketable securities and certain cash equivalents, together with a $120.0 million advance on our credit facilities, primarily to repay $325.0 million of 3.5% unsecured notes, plus accrued interest. Further information regarding our debt can be found under the caption “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Our Strategies and Business Challenges
     Details concerning our strategies and business challenges were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Form 10-K). There were no significant changes to our strategies or business challenges during the first nine months of 2007.
Update on Cost Reduction Initiatives
     As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2006 Form 10-K, we are pursuing aggressive cost reduction and business simplification initiatives which we expect to collectively reduce our annual cost structure by at least $150 million, net of required investments, by the end of 2008. The baseline for these anticipated savings is the estimated cost structure for 2006 which was reflected in the earnings guidance reported in our press release on July 27, 2006 regarding second quarter 2006 results. We are currently on track to achieve approximately 60% of our original $150 million target in 2007. We realized 10% of this target in 2006, and we expect the remaining 30% to be realized in 2008. To date, most of our savings are from sales and marketing, information technology and fulfillment, including manufacturing and supply chain. In October 2007, we announced that we expect to generate an additional $75 million of cost savings by the end of 2009. The additional savings are expected to be generated within fulfillment, our shared services infrastructure and our sales and marketing support operations.
Outlook for 2007
     We anticipate that consolidated revenue will be between $1.608 billion and $1.615 billion for 2007, as compared to $1.640 billion for 2006. As discussed in the 2006 Form 10-K, in January 2007, we completed the sale of our Small Business Services industrial packaging product line. This product line generated approximately $51 million of revenue in 2006. Excluding the impact of the divestiture, we expect low single digit revenue growth for Small Business Services. We expect this growth will be mostly offset by continuing pricing pressure within Financial Services and volume pressure for Direct Checks. However, based on the strategies outlined in the 2006 Form 10-K, we anticipate that the revenue declines for our personal check businesses will decrease to single digit rates.

     We expect that 2007 diluted earnings per share will be between $2.75 and $2.80, compared to $1.96 for 2006. We expect that operating income will increase from 2006 due to our cost reduction initiatives, partially offset by the impact of revenue declines in our personal check businesses, higher performance-based employee compensation and other cost increases. Also, our results for 2006 included a non-cash pre-tax asset impairment loss of $44.7 million. We estimate that our annual effective tax rate for 2007 will be approximately 35%.
     We anticipate that operating cash flow will be between $240 million and $250 million in 2007, compared to $239 million in 2006. Anticipated higher earnings and working capital improvements will be mostly offset by the $34.6 million benefit realized in 2006 from a decision to lower the level at which we pre-fund our voluntary employee beneficiary association (VEBA) trust, which is used to pay medical and severance benefits. We do not expect the sale of our industrial packaging product line to have a significant impact on operating cash flow. We expect capital spending to be approximately $30 million in 2007, with investment focused on manufacturing productivity, business simplification and non-check revenue growth. Our priorities for the use of cash flow include investing both organically and in acquisitions to augment growth, as well as paying down our credit facilities in order to strengthen our credit ratios and enhance our financial flexibility. We will also continue to evaluate all options for delivering value to our shareholders, including share repurchase opportunities and our dividend policy.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2007	2006	Change	2007	2006	Change

Revenue	$388,636	$398,087	(2.4%)	$1,192,341	$1,212,476	(1.7%)

Orders	16,102	16,276	(1.1%)	49,080	48,796	0.6%
Revenue per order	$24.14	$24.46	(1.3%)	$24.29	$24.85	(2.2%)
     Revenue for the third quarter of 2007 decreased $9.5 million, as compared to the third quarter of 2006, primarily due to the sale of our industrial packaging product line in January 2007 and a decline in volume for our Direct Checks segment. Lower volume for Direct Checks was due to the overall decline in check usage, as well as lower customer retention, lower direct mail consumer response rates and lower advertising expenditures in prior periods which are negatively impacting reorder volumes in the current period. Partially offsetting these decreases was the acquisition of the Johnson Group in the fourth quarter of 2006 and higher revenue per order for Direct Checks due to the introduction of new products and services, including the EZShieldTM product, a fraud protection service which provides reimbursement to consumers for forged signatures or endorsements and altered checks. Also, revenue increased due to a favorable Canadian foreign exchange rate.
     The number of orders decreased for the third quarter of 2007, as compared to the third quarter of 2006, due primarily to the decline at Direct Checks and the sale of Small Business Services industrial packaging product line. Revenue per order decreased in the third quarter of 2007, as compared to the third quarter of 2006, due primarily to competitive pricing at Financial Services. This impact was significantly offset by a price increase earlier in the year and the increase in revenue per order for Direct Checks discussed above.
     The $20.1 million decrease in revenue for the first nine months of 2007, as compared to the first nine months of 2006, was primarily due to the sale of our industrial packaging product line in January 2007, lower revenue per order given lower pricing in our Financial Services segment and a decline in volume for our Direct Checks segment for the same reasons as discussed for the quarter. Partially offsetting these decreases were the acquisition of the Johnson Group in the fourth quarter of 2006, higher revenue per order for Direct Checks due to the introduction of new products and services, including the EZShield product discussed earlier, and increased check sales in Canada due to a new check format mandated by the Canadian Payments Association. Additionally, Financial Services volume increased due to client gains and financial institution conversion activity and Direct Checks benefited approximately $3 million due to weather-related production and shipping disruptions during the last week of December 2006, which caused revenue to be delayed into 2007.
     The number of orders increased for the first nine months of 2007, as compared to the first nine months of 2006, as the Financial Services volume increase of 1.9% exceeded the negative impacts of Direct Checks’ volume decline and the sale of Small Business Services’ industrial packaging product line. Revenue per order decreased for the first nine months of 2007, as compared to the first nine months of 2006, as lower prices in Financial Services more than offset the impact of increases in revenue per order for Direct Checks and Small Business Services.

Consolidated Gross Margin

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Gross profit	$245,138	$248,358	(1.3%)		$756,731	$755,103	0.2%
Gross margin	63.1%	62.4%	0.7	pt.	63.5%	62.3%	1.2	pt.
     Gross margin increased for the third quarter of 2007, as compared to the third quarter of 2006, primarily due to manufacturing efficiencies, as well as lower material costs in 2007 related to a higher mix of check products in Small Business Services. These gross margin increases were partially offset by delivery rate increases and costs associated with the implementation of new check packaging intended to offset postal rate increases.
     Gross margin increased for the first nine months of 2007, as compared to the first nine months of 2006, for the same reasons as discussed for the quarter. Additionally, we benefited from increased Financial Services check volume for the first nine months of 2007, and 2006 results included costs related to the closing of two manufacturing facilities in mid-2006. Partially offsetting these gross margin increases was the lower Financial Services revenue per order discussed earlier.
Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2007	2006	Change		2007	2006	Change

SG&A expense	$184,416	$190,618	(3.3%)		$563,327	$595,502	(5.4%)
SG&A as a percentage of revenue	47.5%	47.9%	(0.4	)pt.	47.2%	49.1%	(1.9	)pt.
     The decrease in SG&A expense for the third quarter of 2007, as compared to the third quarter of 2006, was primarily due to various cost reduction initiatives within our shared services organizations, partially offset by higher expense for performance-based employee compensation, as well as higher advertising expense within Small Business Services and Direct Checks related to increased circulation.
     The decrease in SG&A expense for the first nine months of 2007, as compared to the first nine months of 2006, was due to various cost reductions within our shared services organizations, lower amortization expense and project costs related to a software project we wrote-off in the second quarter of 2006 and investments made in 2006 related to implementing our Small Business Services strategy. We also benefited from lower amortization of acquisition-related intangible assets within Small Business Services, as certain of these assets are amortized using accelerated methods. Partially offsetting these SG&A decreases was higher expense for performance-based employee compensation and a higher referral commission rate for Small Business Services resulting from growth in our Deluxe Business Advantage financial institution referral program.
Asset Impairment Loss

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change

Asset impairment loss	$—	$—	$—	$—	$44,698	$(44,698)
     In June 2006, we determined that a software project intended to replace major portions of our existing order capture, billing and pricing systems would not meet our future business requirements in a cost-effective manner. Therefore, we made the decision to abandon the project. Accordingly, we wrote down the carrying value of the related internal-use software to zero during the second quarter of 2006. This resulted in a non-cash asset impairment loss of $44.7 million, of which $26.4 million was allocated to the Financial Services segment and $18.3 million was allocated to the Small Business Services segment.

Net Loss (Gain) on Sale of Product Line and Assets Held for Sale

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change

Net loss (gain) on sale of product line and assets held for sale	$—	$490	$490	$(3,773)	$(4,458)	$(685)
     During the first quarter of 2007, we completed the sale of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on earnings per share because of an unfavorable effective tax rate specifically attributable to the gain. During the first nine months of 2006, we completed the sale of two facilities which were closed in 2004 for $7.4 million, realizing a pre-tax gain of $4.5 million.
Interest Expense

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Interest expense	$15,517	$14,377		7.9%	$42,226	$42,966		(1.7%)
Weighted-average debt outstanding	1,103,739	1,101,597		0.2%	1,039,872	1,123,116		(7.4%)
Weighted-average interest rate	5.04%	4.64%	0.40	pt.	4.84%	4.57%	0.27	pt.
     The increase in interest expense for the third quarter of 2007, as compared to the third quarter of 2006, was due primarily to our higher average debt level during the third quarter of 2007. The decrease in interest expense for the first nine months of 2007, as compared to the first nine months of 2006, was due to our lower average debt level during 2007, partially offset by a slightly higher average interest rate.
Income Tax Provision

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Income tax provision	$15,720	$12,227	28.6%		$56,128	$23,740	136.4%
Effective tax rate	32.8%	28.2%	4.6	pt.	35.2%	30.9%	4.3	pt.
     The increase in our effective tax rate for the third quarter of 2007, as compared to the third quarter of 2006, was primarily due to higher discrete credits to income tax expense in the third quarter of 2006 related to changes in our legal entity structure and the settlement of prior period tax audits. Discrete credits to income tax expense in the third quarter of 2007 related primarily to the reconciliation of our 2006 federal income tax return to our 2006 provision for income taxes. Discrete items reduced our effective tax rate 2.8 points for the third quarter of 2007 and 6.6 points for the third quarter of 2006.
     The increase in our effective tax rate for the first nine months of 2007, as compared to the first nine months of 2006, was primarily due to the 2006 discrete items discussed for the quarter. Discrete items in the first nine months of 2006 reduced our 2006 effective tax rate 4.1 points. For the first nine months of 2007, the effect of discrete credits recorded in the third quarter, as discussed earlier, was offset by the effect of the non-deductible write-off of goodwill related to the sale of our industrial packaging product line. As such, discrete items for the first nine months of 2007 did not have a significant impact on our 2007 effective tax rate. In addition to discrete items, the lower pre-tax income in 2006 resulted in our permanent differences having a larger positive impact on the 2006 effective tax rate. Partially offsetting the increase in our effective tax rate compared to 2006 was the impact of interest earned on tax-exempt investments during 2007.
RESTRUCTURING ACCRUALS
     During 2006, we recorded restructuring accruals of $11.1 million for severance related to employee reductions within our shared services functions of sales, marketing, customer care, fulfillment, information technology, human resources and finance, as well as the closing of a Financial Services customer service call center located in Syracuse, New York. During the first nine months of 2007, we recorded additional restructuring accruals of $4.1 million related to employees in these shared services functions. The Syracuse facility was closed in January 2007 and the other employee reductions are expected to be completed by the end of 2008. These reductions were the result of the cost reduction initiatives discussed earlier under

Executive Overview. Also during the first nine months of 2007, we reversed $2.3 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated and the re-negotiation of operating lease obligations. The 2006 and 2007 restructuring accruals, net of reversals, included severance benefits for a total of 676 employees. Severance payments related to the 2006 restructuring accruals are expected to be fully paid by the end of 2007 utilizing cash from operations. Severance payments for the 2007 restructuring accruals are expected to be paid by mid-2009. As a result of these initiatives, we expect to realize annual cost savings of approximately $2 million in cost of goods sold and $24 million in SG&A expense in 2007, in comparison to our 2006 results of operations, and we expect to realize additional cost savings of approximately $9 million in SG&A expense in 2008, in comparison to our 2007 results of operations. Expense reductions consist primarily of labor costs.
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

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Revenue	$225,789	$234,103		(3.6%)	$687,674	$703,315		(2.2%)
Operating income	30,197	24,486		23.3%	93,362	37,539		148.7%
% of revenue	13.4%	10.5%	2.9	pt.	13.6%	5.3%	8.3	pt.
     The decrease in revenue for the third quarter and first nine months of 2007, as compared to the same periods in 2006, was primarily due to the sale of our industrial packaging product line in January 2007, partially offset by the acquisition of the Johnson Group in October 2006. Additionally, for the third quarter of 2007, revenue increased due to a favorable Canadian foreign exchange rate and for the first nine months of 2007, revenue increased due to higher check sales in Canada resulting from a new check format mandated by the Canadian Payments Association. We also experienced some softness in sales to our contractor and retail customers due to general economic conditions.
     The increase in operating income and operating margin for the third quarter of 2007, as compared to the third quarter of 2006, was primarily due to progress on the cost reduction initiatives discussed earlier under Executive Overview and improved manufacturing efficiencies in 2007, as well as lower materials expense related to a higher mix of check products. Partially offsetting these operating income improvements was higher advertising expense related to increased circulation, as well as higher expense related to performance-based employee compensation.
     The increase in operating income and operating margin for the first nine months of 2007, as compared to the first nine months of 2006, was due to progress on our cost reduction initiatives, costs related to implementing our strategy in 2006, improved manufacturing efficiencies in 2007, lower materials expense related to a higher mix of check products, 2006 costs related to the closing of two manufacturing facilities in mid-2006, lower amortization of acquisition-related intangibles and a $3.8 million pre-tax gain on the sale of our industrial packaging product line in the first quarter of 2007. In addition, 2006 results include the recognition of $18.3 million of the 2006 impairment loss discussed earlier under Consolidated Results of Operations. Partially offsetting these operating income improvements was higher expense in 2007 related to performance-based employee compensation and a higher referral commission rate.

Financial Services
     Financial Services sells personal and business checks, check-related products and services, and customer loyalty services to financial institutions. Additionally, we offer enhanced services to our financial institution clients, such as customized reporting, file management, expedited account conversion support, fraud prevention and customer retention programs.

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Revenue	$113,001	$113,664	(0.6%)		$344,421	$347,965	(1.0%)
Operating income	16,752	17,299	(3.2%)		55,646	30,438	82.8%
% of revenue	14.8%	15.2%	(0.4	)pt.	16.2%	8.7%	7.5	pt.
     The decrease in revenue for the third quarter of 2007, as compared to the third quarter of 2006, resulted from competitive pricing, which was partially offset by a price increase implemented in the first quarter of 2007. Order volume for the third quarter of 2007 was nearly flat compared to the third quarter of 2006.
     Operating income decreased for the third quarter of 2007, as compared to the third quarter of 2006, primarily due to an increase in delivery rates, costs related to implementing new check packaging intended to offset postal rate increases and higher expense related to performance-based employee compensation. These operating income declines were partially offset by our various cost reduction initiatives and manufacturing efficiencies.
     The decrease in revenue for the first nine months of 2007, as compared to 2006, was driven by lower revenue per order due to continued pricing pressure partially offset by the 2007 price increase. Partially offsetting the decrease in revenue per order was a 1.9% increase in order volume, as client acquisition gains and financial institution conversion activity exceeded the impact of the decline in check usage.
     Operating income increased for the first nine months of 2007, as compared to 2006, given 2006 results included the recognition of $26.4 million of the 2006 asset impairment loss discussed earlier under Consolidated Results of Operations. Additionally, we benefited from progress on our cost savings initiatives, manufacturing efficiencies and lower amortization and other costs related to a software project we wrote-off in the second quarter of 2006. Partially offsetting these operating income increases was lower revenue per order and higher expense related to performance-based employee compensation, as well as an increase in delivery rates. Additionally, 2006 results included a net gain from sales of facilities.
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

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2007	2006	Change		2007	2006	Change

Revenue	$49,846	$50,320	(0.9%)		$160,246	$161,196	(0.6%)
Operating income	13,773	15,465	(10.9%)		48,169	51,384	(6.3%)
% of revenue	27.6%	30.7%	(3.1	)pt.	30.1%	31.9%	(1.8	)pt.
     The decrease in revenue for the third quarter and first nine months of 2007, as compared to the same periods in 2006, was due to a reduction in orders stemming from the overall decline in check usage and lower customer retention, as well as lower direct mail consumer response rates and fewer reorders due to lower advertising expenditures in prior periods. We believe that the decline in our customer response rates is attributable to the decline in check usage and a general decline in direct marketing response rates. Partially offsetting the volume decline was higher revenue per order resulting from new accessories and services, including the introduction in October 2006 of the EZShield product discussed earlier under Consolidated Results of Operations. Additionally, revenue for the first nine months of 2007 was favorably impacted by approximately $3 million due to weather-related production and shipping disruptions during the last week of December 2006, which caused revenue to be delayed into 2007.

     The decrease in operating income for the third quarter and first nine months of 2007, as compared to the same periods in 2006, was primarily due to the lower order volume, increased manufacturing costs related to the implementation of new check packaging intended to offset postal rate increases, higher advertising expense related to increased circulation, as well as higher performance-based employee compensation. These decreases in operating income were partially offset by our cost reduction initiatives and higher revenue resulting from new accessories and services.
CASH FLOWS
     As of September 30, 2007, we held cash and cash equivalents of $28.2 million. The following table shows our cash flow activity for the nine months ended September 30, 2007 and 2006, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2007	2006	Change

Continuing operations:
Net cash provided by operating activities	$177,742	$172,390	$5,352
Net cash used by investing activities	(213,576)	(22,895)	(190,681)
Net cash provided (used) by financing activities	51,119	(150,198)	201,317
Effect of exchange rate change on cash	1,323	93	1,230

Net cash provided (used) by continuing operations	16,608	(610)	17,218
Net cash provided by operating activities of discontinued operations	—	23	(23)
Net cash provided by investing activities of discontinued operations	—	2,971	(2,971)

Net change in cash and cash equivalents	$16,608	$2,384	$14,224

     The $5.4 million increase in cash provided by operating activities for the first nine months of 2007, as compared to the first nine months of 2006, was due to the higher earnings discussed earlier under Consolidated Results of Operations, other positive working capital changes and lower interest payments related to our lower debt level in 2007. Partially offsetting these increases were higher payments for medical and severance benefits in 2007 of $26.5 million, as our expenditures in 2006 were lower because of our decision to reduce the level at which we pre-fund these benefits. Additionally, income tax payments and employee profit sharing and pension contributions were higher in 2007.
     Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2007	2006	Change

Income tax payments	$74,121	$53,837	$20,284
Interest payments	26,700	33,354	(6,654)
VEBA contributions to fund medical and severance benefits	26,700	4,500	22,200
Employee profit sharing and pension contributions	15,740	12,000	3,740
Contract acquisition payments	12,797	16,121	(3,324)
Severance payments	8,213	3,896	4,317

     Net cash used by investing activities in the first nine months of 2007 was $190.7 million higher than the first nine months of 2006, due to net purchases of marketable securities following the issuance of long-term notes in May 2007, partially offset by lower capital purchases and proceeds from the sale of our industrial packaging product line in 2007. Net cash provided by financing activities in the first nine months of 2007 was $201.3 million higher than the first nine months of 2006 due to net proceeds from the 2007 issuance of $200.0 million of long-term notes, pay-off of a long-term debt maturity of $50.0 million in 2006 and lower dividend payments in 2007 given the decision to lower our quarterly dividend rate from $0.40 to $0.25 per share in the third quarter of 2006. These increases were partially offset by higher payments on short-term debt as we repaid borrowings under our lines of credit in 2007.
     Net cash provided by investing activities of discontinued operations in the first nine months of 2006 was $3.0 million due to the sale of our remaining facility in Europe during the second quarter of 2006.
     Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2007	2006	Change

Proceeds from sales of marketable securities	$638,805	$—	$638,805
Proceeds from issuance of long-term debt, net of debt issuance costs	196,329	—	196,329
Proceeds from sale of product line and facilities	19,214	7,439	11,775
Proceeds from issuing shares under employee plans	15,309	8,936	6,373
     Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2007	2006	Change

Purchases of marketable securities	$855,760	$—	$855,760
Net payments on short-term debt	112,660	51,496	61,164
Cash dividends paid to shareholders	39,015	54,073	(15,058)
Purchases of capital assets	17,594	33,883	(16,289)
Common share repurchases	3,019	—	3,019
Payment for acquisition, net of cash acquired	2,316	—	2,316
Payments on long-term debt	1,171	50,992	(49,821)
     On October 1, 2007, we used proceeds from liquidating all of our marketable securities and certain cash equivalents, together with a $120.0 million advance on our credit facilities, primarily to repay $325.0 million of 3.5% unsecured notes, plus accrued interest. We reduced our debt by $150.7 million during 2006, and we expect to further reduce our debt by a total of $190 million to $200 million by the end of 2007. Our priorities for the use of cash flow include investing both organically and in acquisitions to augment growth, as well as paying down our credit facilities. We will also continue to evaluate all options for delivering value to our shareholders, including share repurchase opportunities and our dividend policy. The debt agreement related to the $200.0 million of long-term notes we issued in May 2007 does limit our ability to make restricted payments for items such as share repurchases and higher dividend amounts. However, if we continue to generate a sufficient level of net income, our flexibility to make restricted payments will increase over time.
     We believe future cash flows provided by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the next 12 months.

CAPITAL RESOURCES
     Our total debt was $1,102.2 million as of September 30, 2007, an increase of $86.4 million from December 31, 2006. The increase was due to the issuance of $200.0 million of long-term notes in May 2007. The proceeds from these notes were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we used proceeds from liquidating all of our marketable securities and certain cash equivalents, together with a $120.0 million advance on our credit facilities, primarily to repay $325.0 million of 3.5% unsecured notes, plus accrued interest.
Capital Structure

	September 30,	December 31,
(in thousands)	2007	2006	Change

Amounts drawn on credit facilities	$—	$112,660	$(112,660)
Current portion of long-term debt	326,709	326,531	178
Long-term debt	775,479	576,590	198,889

Total debt	1,102,188	1,015,781	86,407
Shareholders’ equity (deficit)	24,544	(65,673)	90,217

Total capital	$1,126,732	$950,108	$176,624

     As of December 31, 2006, we were in a shareholders’ deficit position due partially to the adoption of the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Adoption of SFAS No. 158 increased shareholders’ deficit $33.4 million as of December 31, 2006. Additionally, shareholders’ equity had been reduced due to the required accounting treatment for share repurchases, completed primarily in 2002 and 2003. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings. We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.8 million shares remain available for purchase under this authorization. We repurchased 0.1 million shares for $3.0 million during the third quarter of 2007. No shares were repurchased in 2006.
Debt Structure

	September 30, 2007		December 31, 2006
		Weighted-		Weighted-
		average		average
		interest		interest
(in thousands)	Amount	rate	Amount	rate	Change

Fixed interest rate	$1,098,583	5.0%	$898,345	4.5%	$200,238
Floating interest rate	—	—	112,660	6.0%	(112,660)
Capital leases	3,605	10.4%	4,776	10.4%	(1,171)

Total debt	$1,102,188	5.0%	$1,015,781	4.7%	$86,407

     Further information concerning our outstanding debt can be found under the caption “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     We do not anticipate retiring outstanding long-term debt as we do not believe this is the best use of our financial resources at this time. However, we may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
     We currently have a $500.0 million commercial paper program in place which is supported by two committed lines of credit. Given our current credit ratings, the commercial paper market is not available to us. As necessary, we utilize our $500.0 million committed lines of credit to meet our working capital requirements. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on levels of subsidiary indebtedness. We were in compliance with all debt covenants as of September 30, 2007, and we expect to remain in compliance with all debt covenants throughout the next 12 months.
     As of September 30, 2007, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Outstanding letters of credit	(11,225)

Net available for borrowing as of September 30, 2007	$488,775

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
CONTRACT ACQUISITION COSTS
     Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $12.8 million for the nine months ended September 30, 2007 and $16.1 million for the nine months ended September 30, 2006. Changes in contract acquisition costs during the first nine months of 2007 and 2006 were as follows:

	Nine Months Ended September 30,
(in thousands)	2007	2006

Balance, beginning of year	$71,721	$93,664
Additions	10,310	13,929
Amortization	(21,764)	(28,063)

Balance, end of period	$60,267	$79,530

     The number of checks being written has been in decline since the mid-1990’s, which has contributed to increased competitive pressure when attempting to retain or obtain clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments increased in the mid-2000’s and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract. Beginning in 2006, we sought to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract. We have been continuing this strategy in 2007.
     Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $2.2 million as of September 30, 2007 and $2.7 million as of December 31, 2006. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $3.4 million as of September 30, 2007 and $5.4 million as of December 31, 2006.
OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS
     It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any potential liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K.
     We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.
     A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2006 Form 10-K. There were significant changes in these obligations during the first nine months of 2007 related to the issuance of long-term debt, the renegotiation of certain information technology contracts and the liability for uncertain tax positions related to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. Further information concerning the adoption of this standard can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Obligations under the $200.0 million long-term debt issued in May 2007 are as follows:

		Remainder	2008 and	2010 and	2012 and
(in thousands)	Total	of 2007	2009	2011	thereafter

Long-term debt issued in May 2007 and related interest	$318,697	$8,072	$29,500	$29,500	$251,625
     During the first nine months of 2007, we renegotiated and realigned services provided under certain information technology service contracts related to network servers, personal computers and help desk services. These contract revisions reduced the purchase obligations reported in the 2006 Form 10-K by the following amounts:

(in thousands)

2008 and 2009	$39,427
2010 and 2011	40,693
2012 and thereafter	18,465
     Additionally, these contract revisions reduced the early termination fees reported in the 2006 Form 10-K by $23.1 million.
     As of September 30, 2007, our liabilities under FIN No. 48 were $21.4 million, including accrued interest and penalties. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

RELATED PARTY TRANSACTIONS
     We have not entered into any material related party transactions during the nine months ended September 30, 2007 or during 2006.
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
     We are currently reassessing our branding strategy. Once this assessment is complete, we will evaluate the impact, if any, on the carrying value of our trade name intangible assets.
NEW ACCOUNTING PRONOUNCEMENTS
     Information regarding the accounting pronouncements adopted during the first nine months of 2007 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. At this time there are no new significant accounting pronouncements which we have not yet adopted.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. Additionally, we had short-term investments in tax-exempt money market funds of $217.0 million as of September 30, 2007. These investments primarily consist of short-term, high quality, fixed income securities. We do not enter into financial instruments for speculative or trading purposes. During the first nine months of 2007, we used our committed lines of credit to fund working capital requirements. Additionally, we issued $200.0 million of fixed-rate long-term debt in May 2007. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2007, our total debt was comprised of the following:

			Weighted-
			average
	Carrying	Fair	interest
(in thousands)	amount	value(1)	rate

Long-term notes maturing October 2007	$325,000	$325,000	3.50%
Long-term notes maturing December 2012	299,014	264,000	5.00%
Long-term notes maturing October 2014	274,569	244,750	5.13%
Long-term notes maturing June 2015	200,000	198,250	7.38%
Capital lease obligations maturing through September 2009	3,605	3,605	10.41%

Total debt	$1,102,188	$1,035,605	5.04%

(1)	Based on quoted market rates as of September 30, 2007, except for capital lease obligations which are shown at carrying value.
     Although the fair value of our long-term debt is less than its carrying amount, we do not anticipate settling our outstanding debt at its reported fair value. We do not believe that settling our long-term notes is the best use of our financial resources at this time.
     Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.2 million for the first nine months of 2007.
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
     (b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table shows purchases of our own equity securities, based on trade date, which we completed during the third quarter of 2007.
Issuer Purchases of Equity Securities

				Maximum
				number (or
				approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units)
			purchased as part	that may yet be
	Total number of	Average price	of publicly	purchased under
	shares (or units)	paid per share	announced plans	the plans or
Period	purchased	(or unit)	or programs	programs

July 1, 2007 — July 31, 2007	—	—	—	7,897,200

August 1, 2007 — August 31, 2007	100,000	$30.19	100,000	7,797,200

September 1, 2007 — September 30, 2007	—	—	—	7,797,200

Total	100,000	$30.19	100,000	7,797,200

     In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and we may purchase additional shares under this authorization in the future.
     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2007, we withheld 318 shares in conjunction with the vesting and exercise of equity-based awards.
     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit		Method of
Number	Description	Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)	*

4.1	Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)	*

4.2	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)	*

4.3	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.4	Form of Officer’s Certificate and Company Order authorizing the 2007 Notes, series B (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.5	Specimen of 3 1/2% senior notes due 2007, series B (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

Exhibit		Method of
Number	Description	Filing

4.6	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.7	Specimen of 5 1/8% senior notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.8	Indenture, dated as of May 14, 2007, by and between us and the The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.9	Registration Rights Agreement, dated May 14, 2007, by and between us and J.P. Morgan Securities Inc., as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement related to the 7.375% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.10	Specimen of 7.375% Senior Notes due 2015 (included in Exhibit 4.8)	*

12.1	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: October 31, 2007	/s/ Lee Schram
Lee Schram
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2007	/s/ Richard S. Greene
Richard S. Greene
Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2007	/s/ Terry D. Peterson
Terry D. Peterson
Vice President, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002