Form 10-K
period 2007-12-31
DELUXE CORP
filed 2008-02-22
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
Commission file number: 1-7945
DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota	55126-2966

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (651) 483-7111
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes      ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes      ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes       ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes      ☑ No
     The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,106,692,238 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on June 29, 2007. The number of outstanding shares of the registrant’s common stock as of February 14, 2008, was 51,396,076.
Documents Incorporated by Reference:
1.	Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

DELUXE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I
Item 1. Business.
     Deluxe Corporation was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988 our company was named Deluxe Check Printers, Incorporated. Our principal corporate offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966. Our main telephone number is (651) 483-7111.
COMPANY OVERVIEW
     Through our industry-leading businesses and brands, we help small businesses and financial institutions better manage, promote, and grow their businesses. We use direct marketing, a North American sales force, financial institution referrals, independent distributors and the internet to provide our customers a wide range of customized products and services: personalized printed items (checks, forms, business cards, stationery, greeting cards, labels, and retail packaging supplies), promotional products and merchandising materials, fraud prevention and marketing services and financial institution customer loyalty and retention programs. We also sell personalized checks, accessories, stored value gift cards and other services directly to consumers.
BUSINESS SEGMENTS
     Our business segments include Small Business Services (SBS), Financial Services and Direct Checks. These businesses are generally organized by type of customer and reflect the way we manage the company. Additional information concerning our segments appears under the caption “Note 17: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
Small Business Services
     SBS operates under various brands including Deluxe, New England Business Service, Inc. (NEBS®), Safeguard®, McBee®, and RapidForms®. This is our largest segment in terms of revenue and operating income, and we are concentrating on profitably growing this segment. SBS strives to be a leading resource to small businesses by providing personalized products and services that help them manage, promote and grow their businesses. SBS sells business checks, printed forms, promotional products, marketing materials and related services and products to more than six million small business customers in the United States and Canada. Of these customers, four million have ordered our products or services in the last 24 months. Printed forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. We also produce computer forms compatible with accounting software packages commonly used by small businesses. Our stationery, letterhead, envelopes and business cards are produced in a variety of formats and ink colors. Acquisitions in recent years have added capabilities in the custom, full-color digital and web-to-print spaces.
     The majority of SBS products are distributed through more than one channel. Our primary channels are direct mail, in which promotional advertising is delivered by mail to small businesses, and financial institution referrals. These efforts are supplemented by the account development efforts of an outbound telemarketing group. We also sell through internet websites, a network of independent local dealers and Safeguard® distributors, as well as our field sales organization that calls directly on small businesses. Customer service for initial order support, product reorders and routine service is provided by a network of call center representatives located throughout the United States and Canada.

     Our focus within SBS is to grow revenue and increase operating margin by continuing to implement the following strategies:
•	Acquire new customers by leveraging customer referrals that we receive from our financial institution clients and from other marketing initiatives such as direct mail and e-commerce;

•	Increase our share of the amount small businesses spend on the products and services in our portfolio;

•	Consolidate brands and leverage cross-selling opportunities; and

•	Continue to optimize our cost and expense structure.
     We are investing in several key enablers to achieve our strategies. These key enablers include improving our e-commerce capabilities, implementing an integrated platform for our various brands, improving our customer analytics and focusing on key vertical segments and improved merchandising. As we focus on these key enablers, we plan to streamline and update our brand structure, as well as transition our sales model to integrate field sales, marketing and customer call centers across the company. We believe this creates more focus on customers, positions us for growth and ensures we are leveraging processes, facilities and resources to our best advantage. We have also introduced a new www.Deluxe.com website which will serve as a platform for improved e-commerce capability, and we have identified significant opportunities to expand sales to our existing customers.
     Additionally, the small business customer referrals we receive from our Deluxe Business AdvantageSM program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses, will continue to be an important part of our growth strategy. We have acquired companies which allow us to expand our business in the custom, full color, digital and web-to-print space with our small business customers and we divested a non-strategic product line. Recently, we introduced the Deluxe Marketing Store to offer fast, hassle-free solutions for small businesses. The Deluxe Marketing Store is a website that offers products and services to help small businesses reach their customers, build customer loyalty and promote their business. Small businesses can design and create logos, websites, mailings and other promotional items. The Deluxe Marketing Store is also a resource for small businesses as it contains useful information for growing and managing a small business.
Financial Services
     Financial Services sells personal and business checks, check-related products and services, stored value gift cards and customer loyalty, retention and fraud monitoring/protection services to financial institutions. We also offer enhanced services such as customized reporting, file management and expedited account conversion support. Our relationships with specific financial institutions are generally formalized through supply contracts which usually range in duration from three to five years. We serve approximately 7,000 financial institutions in the United States. Consumers and small businesses typically submit their check order to their financial institution, which then forwards the order to us. We process the order and ship it directly to the consumer or small business. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed or cause-related designs we offer, including Disney®, Warner Brothers®, Garfield®, Harley-Davidson®, NASCAR®, PGA TOUR, Thomas Kinkade®, Susan G. Komen Breast Cancer Foundation and National Arbor Day Foundation®. Our strategies within Financial Services are as follows:
•	Continue to retain core check revenue streams and acquire new customers;

•	Provide services and products that differentiate us from the competition and make us a more relevant business partner to our financial institution clients; and

•	Continue to simplify our business model and optimize our cost and expense structure.
     To achieve our strategies we are leveraging our customer acquisition and loyalty programs, our Deluxe Business Advantage program and enhanced small business customer service. The Deluxe Business Advantage program is designed to maximize financial institution business check programs by offering expanded personalized service to small businesses with a number of service level options.

     In our efforts to expand beyond check-related products, we have introduced and continue to pilot several new services that focus on customer loyalty and retention. Two examples are the Welcome HomeSM Tool Kit and the Deluxe ImpressionsSM products which enable financial institutions to forge strong bonds with new customers, thereby increasing customer loyalty and retention. We also offer Deluxe ID TheftBlock®, a set of fraud monitoring and recovery services that provides assistance to consumers in detecting and recovering from identity theft. We also enhanced our stored value gift card program and launched DeluxeCalling SM, a service providing a first point of contact with new indirect loan consumers on behalf of our financial institution clients. This service leverages our core competency of call center expertise and provides incremental revenue and increased customer retention for our financial institution clients. Providing products and services that differentiate us from the competition is expected to help offset the decline in check usage and the pricing pressures we are experiencing in our check programs. As such, we are also focused on accelerating the pace at which we introduce new products and services.
     In addition to these value-added services, we continue to offer our Knowledge ExchangeTM Series for financial institution clients through which we host knowledge exchange expos, conduct web seminars and host special industry conference calls, as well as offer specialized publications. Through this program, financial institutions gain knowledge and exposure to thought leaders in areas that most impact their core strategies: client loyalty, small business and retail client strategy, cost management, customer experience and brand enhancement. Our Collaborative initiative, a key component of the Knowledge Exchange Series, enlists a team of leading financial institution executives who meet with us over a one year timeframe to develop and test specific and focused solutions on behalf of the financial services industry. These findings and new strategies or services are then disseminated for the benefit of all our clients. Our Small Business Collaborative initiative grew out of our Knowledge Exchange Series and explored and identified innovative ways for financial institution clients to improve relationships with small businesses. Our current Collaborative is exploring new ways in which financial institutions can improve the customer dispute resolution process in such a way that customer loyalty is enhanced. The findings from our current Collaborative will be disclosed at a conference in May 2008.
     In addition to our initiatives to retain customers and introduce new products and services, we continue our efforts to simplify processes, eliminate complexity in this business and lower our cost structure. Our efforts are focused on using lean principles to streamline call center and check fulfillment activities, redesign services into standardized flexible models, eliminate multiple systems and work streams and strengthen our ability to quickly develop and bring new products and services to market.
Direct Checks
     Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We estimate the direct-to-consumer personal check printing portion of the payments industry accounts for approximately 15% of all personal checks sold.
     We use a variety of direct marketing techniques to acquire new customers, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites, which include: www.checksunlimited.com, www.designerchecks.com and www.checks.com. Our direct-to-consumer focus has resulted in a total customer base of over 43 million customers, the most in the direct-to-consumer checks marketplace.
     Direct Checks competes primarily on price and design. Pricing in the direct-to-consumer channel is generally lower than prices charged to consumers in the financial institution channel. We also compete on design by seeking to offer the most attractive selection of images with high consumer appeal, many of which are acquired or licensed from well-known artists and organizations such as Disney®, Warner Brothers®, Harley Davidson® and Thomas Kinkade®.
     Our focus within Direct Checks is to enhance our share of the direct-to-consumer channel by continuing to implement the following strategies:

•	Maintain our 2007 level of marketing spend, which was increased from previous years;

•	Maximize the lifetime value of customers by selling new features and accessories; and

•	Continue to optimize our cost and expense structure.
     Beginning in 2007, we increased our advertising circulation of free-standing inserts under a new direct mail advertising contract which will remain in effect for the next several years. This has been an effective form of new customer acquisition in this channel. We also intend to increase the portion of our advertising expense designated for customer retention by utilizing reactivation and e-mail campaigns. We continue to develop improved call center processes, provide additional products to Direct Checks’ small business customers and explore other avenues to increase sales to existing customers. In late 2006, we introduced the EZShieldTM product, a fraud protection service that provides reimbursement to consumers for forged signatures or endorsements and altered checks. We have also introduced holiday greeting cards and stored value gift cards on our websites.
PRODUCTS AND SERVICES
     Revenue, by product, as a percentage of consolidated revenue for the last three years was as follows:

	2007	2006	2005

Checks and related services	65.1%	63.5%	64.7%
Other printed products, including forms	23.7%	22.9%	22.0%
Accessories and promotional products	8.0%	8.2%	8.4%
Packaging supplies and other	3.2%	5.4%	4.9%

Total revenue	100.0%	100.0%	100.0%

     We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. We provide check printing and related services for approximately 7,000 financial institution clients, as well as personalized checks, related accessories and fraud prevention services directly to millions of small businesses and consumers. Checks and related services account for the majority of the revenue in our Financial Services and Direct Checks segments and represent 48.9%, 46.1% and 44.8% of SBS total revenue in 2007, 2006 and 2005, respectively.
     We are a leading provider of printed forms to small businesses, having provided products to more than six million customers over the past five years. Printed forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. We produce computer forms compatible with accounting software packages commonly used by small businesses. Our stationery, letterhead, envelopes and business cards are produced in a variety of formats and ink colors. These items are designed to provide small business owners with the customized documents necessary to efficiently manage their business. We also provide promotional printed items and digital printing services designed to fulfill selling and marketing needs of the small businesses we serve.
MANUFACTURING
     We continue to focus on improving the customer experience by providing excellent service and quality, reducing costs and increasing productivity. We accomplish this by embedding lean operating principles in all processes, emphasizing a culture of continuous improvement. Under this approach, employees work together to produce products, rather than working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, the results are improved productivity and lower costs. We continue to see the benefit of these operational efficiencies in our results. The expertise we have developed in logistics, productivity and inventory management has allowed us to reduce our number of production facilities while still meeting client requirements. We closed six check printing facilities in 2004, and in 2006, we closed our Los Angeles, California and Athens, Ohio printing facilities. Aside from our plant consolidations, we continue to seek other innovations to further increase efficiencies and reduce costs. During 2007, we implemented a new flat check package to mitigate the effects on our customers of a postal rate increase, which demonstrates our commitment to innovative solutions.

     We have a shared services approach to manufacturing through which our three business segments share manufacturing operations in order to optimize capacity utilization. This allows us to create centers of operational excellence that have a culture of continuous improvement. We have created blended sites to serve a variety of segments, brands and channels. As a result, we continue to reduce costs by utilizing our assets and printing technologies more efficiently and by enabling employees to better leverage their capabilities and talents.
INDUSTRY OVERVIEW
Checks
     According to a Federal Reserve study released in December 2007, approximately 33 billion checks are written annually. This includes checks which are converted to automated clearing house (ACH) payments. Checks remain the largest single non-cash payment method in the United States, accounting for approximately 35% of all non-cash payment transactions. This is a reduction from the Federal Reserve Study released in December 2004 when checks accounted for approximately 45% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately four percent per year between 2003 and 2006. According to our estimates, the use of small business checks is declining at a rate of two to four percent per year. The total transaction volume of all electronic payment methods exceeds check payments, and we expect this trend to continue. We believe check usage tends to be fairly resilient to downturns in the economy, so we expect recent economic conditions to have only a minor impact on our personal check businesses in the coming year.
Small Business Customers
     The Small Business Administration’s Office of Advocacy defines a small business as an independent business having fewer than 500 employees. In 2006, the most recent date for which information is available, it was estimated that there were approximately 27 million small businesses in the United States. This represented approximately 99.7% of all employers. According to the same survey, small businesses employ half of all private sector employees and generated over 60% of net new jobs created each year over the last decade.
     The small business market is impacted by general economic conditions and the rate of small business formations. Small business growth continues to parallel the overall economy. The index of small business optimism published by the National Federation of Independent Business (NFIB) in December 2007 continued to be below average. We expect continued economic softness to have some negative impact on our 2008 results, primarily in the first half of the year.
     We seek to serve the needs of the small business customer. We design, produce and distribute business checks, forms, envelopes, retail packaging and related products to help them grow and promote their business. The rate checks are used by small businesses has thus far not been impacted as significantly by the use of alternative payment methods. The Formtrac 2006 report from the Document Management Industries Association (DMIA), the most recent data available, indicates that the business check portion of the markets serviced by SBS declined at a rate of two to four percent in 2006. Business forms products are also under pressure. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications and electronic transaction systems have been designed to automate many of the functions performed by business forms products.

Financial Institution Clients
     Checks are most commonly ordered through financial institutions. We estimate approximately 85% of all consumer checks are ordered in this manner. Financial institutions include banks, credit unions and other financial services companies. Several developments related to financial institutions have affected the check printing portion of the payments industry:
•	Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. This has put significant pricing pressure on check printers in the past several years.

•	Financial institutions continue to consolidate through mergers and acquisitions. Often, the newly-combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with one of the financial institutions, but also to gain the business of the other party in the merger/acquisition.

•	Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, the length of our contracts with financial institutions range from three to five years. However, contracts are sometimes renegotiated or bought out mid-term due to a consolidation of financial institutions.

•	Banks, especially larger ones, may request pre-paid product discounts, made in the form of cash incentives, payable at the beginning of a contract. These contract acquisition payments negatively impact check producers’ cash flows in the short-term.
     The recent turmoil in the financial services industry related to subprime lending activities has not had a significant impact on financial institution check programs.
Consumer Direct Mail Response Rates
     Direct Checks and portions of SBS have been impacted by reduced consumer response rates to direct mail advertisements. Our own experience indicates that the decline in our customer response rates is attributable to the decline in check usage and a general decline in direct marketing response rates. We continuously evaluate our marketing techniques to ensure we utilize the most effective and affordable advertising media.
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
     In the small business forms and supplies industry, the competitive factors influencing a customer’s purchase decision are breadth of product line, speed of delivery, product quality, price, convenience and customer service. Our primary competitors are office product superstores, local printers, business form dealers, contract stationers and internet-based suppliers. Local printers provide personalization and customization, but typically have a limited variety of products and services, as well as limited printing sophistication. Office superstores offer a variety of products at competitive prices, but provide limited personalization and customization. We are aware of numerous independent companies or divisions of companies offering printed products and business supplies to small businesses through the internet, direct mail, distributors or a direct sales force.
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
     In the financial institution check printing business, the principal factors on which we compete are product and service breadth, price, quality and check merchandising program management. From time to time, some of our check printing competitors have reduced the prices of their products during the selection process in an attempt to gain greater volume. The corresponding pricing pressure placed on us has resulted in reduced profit margins and some shifts of business. Continuing pricing pressure will likely result in additional margin compression. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution have been a practice within the industry since the late 1990’s. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated significantly in recent years. These up-front payments negatively impact check printers’ cash flows in the short-term and may result in additional pricing pressure when the financial institution also negotiates greater product discount levels throughout the term of the contract. Beginning in 2006, we sought to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract.
     In May 2007, our two primary competitors in the check printing portion of the payments industry merged and are now doing business as Harland ClarkeTM. As this is a recent merger, the impact, if any, it may have on competition remains uncertain.
Seasonality
     General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products and services experience weak economic conditions that may negatively impact revenue. We experience some seasonal trends in the sale of our products. For example, holiday card sales and stored value gift cards typically are stronger in the fourth quarter of the year, and sales of tax forms are stronger in the first quarter of the year.
Raw Materials and Supplies
     The principal raw materials used in producing our main products are paper, plastics, ink, cartons and printing plate material, which we purchase from various sources. We also purchase some stock business forms produced by third parties. We believe that we will be able to obtain an adequate supply of materials from current or alternative suppliers.
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
     Congress and many states have passed and are considering additional laws or regulations that, among other things, restrict the use, purchase, sale or sharing of nonpublic personal information about consumers and business customers. Laws and regulations may be adopted in the future with respect to the internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and increase the cost of obtaining new customers. We do not expect that changes to these laws and regulations will have a significant impact on our business in 2008.
Intellectual Property
     We rely on a combination of trademark and copyright laws, trade secret and patent protection and confidentiality and license agreements to protect our trademarks, software and other intellectual property. However, intellectual property laws afford limited protection. Third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products or services which do not infringe on our intellectual property rights. In addition, check designs exclusively licensed from third parties account for a portion of our revenue. These license agreements generally average three years in duration. There can be no guarantee that such licenses will be available to us indefinitely or at terms under which we can continue to generate a profit from the sale of licensed products.
EMPLOYEES
     As of December 31, 2007, we employed 7,600 employees in the United States and 391 employees in Canada. None of our employees are represented by labor unions, and we consider our employee relations to be good.
AVAILABILITY OF COMMISSION FILINGS
     We make available through the Investor Relations section of our website, www.deluxe.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these items are electronically filed with or furnished to the Securities and Exchange Commission (SEC). These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 100 F Street N.E., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
     Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

			Executive
Name	Age	Present Position	Officer Since

Anthony Scarfone	46	Senior Vice President, General Counsel and Secretary	2000
Luann Widener	50	Senior Vice President, Chief Sales and Marketing Officer for Financial Institutions and Small Businesses	2003
Terry Peterson	43	Vice President, Investor Relations and Chief Accounting Officer	2005
Leanne Branham	44	Vice President, Fulfillment	2006
Mike Degeneffe	43	Chief Information Officer	2006
Richard Greene	43	Senior Vice President, Chief Financial Officer	2006
Lynn Koldenhoven	41	Vice President, Sales and Marketing Direct-to-Consumer	2006
Lee Schram	46	Chief Executive Officer	2006
Jeff Stoner	44	Senior Vice President, Human Resources	2006

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
     Mike Degeneffe joined us as chief information officer in October 2006. From September 2000 to October 2006, Mr. Degeneffe was employed by Residential Funding Corporation, a business unit of General Motors Acceptance Corporation (GMAC), where he served as chief information officer and enterprise chief technology officer from September 2004 to October 2006 and as managing director and enterprise chief information officer from April 2001 to September 2004.
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
     Lee Schram joined us as chief executive officer in May 2006. From March 2003 to April 2006, Mr. Schram served as senior vice president of the Retail Solutions Division of NCR Corporation (NCR), a leading global technology company. From January 2002 to March 2003, Mr. Schram was vice president and general manager, payment solutions of the Financial Services Division of NCR. From September 2000 to January 2002, Mr. Schram served as chief financial officer of the Retail and Financial Group of NCR.
     Jeff Stoner was named senior vice president, human resources in March 2006. Mr. Stoner joined us in November 2003 and served as vice president of organizational effectiveness until March 2006. From June 2001 until November 2003, Mr. Stoner was a vice president for the global product business unit of Personnel Decisions International, Inc., a human resources consulting firm.

Item 1A. Risk Factors.
     Our business, consolidated results of operations, financial condition and cash flows could be adversely affected by various risks and uncertainties. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business, results of operations and financial condition. You should carefully consider all of these risks.
     The check printing portion of the payments industry is mature and, if check usage declines faster than expected, it could have a materially adverse impact on our operating results.
     Check printing is, and is expected to continue to be, an essential part of our business, representing 65.1% of our consolidated revenue in 2007. We primarily sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, the total number of checks written in the United States has been in decline since the mid-1990s. According to our estimates, the total number of checks written by individuals has continued to decline approximately four to five percent each year and checks written by small businesses have declined two to four percent each year over the past three years. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit and electronic and other bill paying services. However, the rate and the extent to which alternative payment methods will achieve acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods, or our inability to successfully offset the decline in check usage with other sources of revenue, could have a material adverse effect on our business, results of operations and prospects.
     We face intense competition in all areas of our business.
     Although we are one of the leading check printers in the United States, we face considerable competition. In addition to competition from alternative payment systems, we also face intense competition from another check printer in our traditional financial institution sales channel, from direct mail sellers of personal checks, from sellers of business checks and forms, from check printing software vendors and from internet-based sellers of checks to individuals and small businesses. Additionally, low price, high volume office supply chain stores offer standardized business forms, checks and related products to small businesses. We can provide no assurance that we will be able to compete effectively against current and future competitors. Continued competition could result in additional price reductions, reduced profit margins, loss of customers and an increase in up-front cash payments to financial institutions upon contract execution or renewal.
     In May 2007, our two primary competitors in the check printing portion of the payments industry merged and are now doing business as Harland ClarkeTM. As this is a recent merger, the impact, if any, it may have on competition remains uncertain.
     We may not be successful at implementing our growth strategies within Small Business Services.
     We continue to execute strategies intended to drive sustained growth within Small Business Services. We continue to promote our Deluxe Business AdvantageSM program and intend to expand sales to new and existing customers, develop models to tailor our marketing approach to each customer and further integrate our field sales, marketing and call center functions across the company. We continue to assess our branding strategy and improve our ecommerce and merchandising strategies. All of these initiatives have required and will continue to require investment. Small Business Services revenue increased in 2007, as compared to 2006, excluding the impact of the sale of our industrial packaging product line in January 2007. We can provide no assurance that our growth strategies will continue to be successful in the long-term and result in a positive return on our investment.
     Our ability to reduce costs is critical to our success.
     We intend to continue to reduce expenses, primarily within our shared services functions. We also expect to continue to simplify our business processes and reduce our cost and expense structure. These initiatives have required and will continue to require up-front expenditures related to items such as redesigning and streamlining processes, consolidating information technology platforms, standardizing technology applications and improving real estate utilization. We can provide no assurance that we will achieve our anticipated cost reductions or that we will do so without incurring unexpected or greater than anticipated expenditures. Moreover, we may find that we are unable to achieve our business simplification and cost reduction goals without disruption to our business and as a result, we may choose to delay or forego certain cost reductions as business conditions require.
     Consolidation among financial institutions has, and may continue to, adversely affect the pricing of our products and may result in the loss of clients.
     The number of financial institutions has declined due to consolidation in the financial services industry. Margin pressures arise from such consolidation as merged entities seek to reduce costs by leveraging economies of scale, including their check supply contracts. The increase in general negotiating leverage possessed by such consolidated entities has resulted in contracts which are not as favorable to us as those historically negotiated with these clients, and in some cases, has resulted in the loss of clients to competitors. Although we devote considerable effort toward the development of a competitively-priced, high-quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the loss of a significant client can be offset through the addition of new clients or by expanded sales to our remaining clients.
     Continuing softness in direct mail response rates could have a further adverse impact on our operating results.
     Our Direct Checks segment and portions of our Small Business Services segment have experienced declines in response and retention rates related to direct mail promotional materials. We believe that media response rates are declining across a wide variety of products and services. Additionally, we believe that our declines are attributable to the general decline in check usage and the gradual obsolescence of standardized forms products. To offset these impacts, we continue to modify our marketing and sales efforts. We may not succeed in offsetting the decline in response rates, even with additional marketing and sales efforts.
     The profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising. We can provide no assurance regarding the future cost, effectiveness and/or availability of suitable advertising media. Consumers may not continue to respond to such advertising at the same rates, and competitive pressure may inhibit our ability to reflect increased costs in the prices of our products. We may not be able to sustain our current levels of profitability in this situation.
     Small Business Services’ standardized business forms and related products face technological obsolescence and changing customer preferences.
     Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers and related printers, small businesses now have an alternate means to print many business forms. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to automate many of the functions performed by business forms products. If small business preferences change rapidly and we are unable to develop new products and services with comparable profit margins, our results of operations could be adversely affected.
     We face uncertainty with respect to recent and future acquisitions.
     We acquired the Johnson Group in October 2006 and All Trade Computer Forms, Inc. in February 2007 with the intent to expand our business with custom, full-color, digital and web-to-print capabilities. The integration of any acquisition involves numerous risks, including: difficulties in assimilating operations and products; diversion of management’s attention from other business concerns; potential loss of key employees; potential exposure to unknown liabilities; and possible loss of our clients and customers or the clients and customers of the acquired businesses. One or more of these factors could impact our ability to successfully integrate an acquisition and could negatively affect our results of operations.

     With regards to future acquisitions, we cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenue or earnings to any material extent. Significant acquisitions typically result in additional contingent liabilities or debt and/or additional amortization expense related to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition.
     The cost and availability of materials, delivery services and energy could adversely affect our operating results.
     We are subject to risks associated with the cost and availability of paper, plastics, ink, other raw materials, delivery services and energy. Postal rates increased in 2007 and fuel costs have continued to increase over the past several years. Competitive pressures and/or contractual arrangements inhibit our ability to reflect increased costs in the prices of our products.
     Paper costs represent a significant portion of our materials cost. Historically, we have not been negatively impacted by paper shortages because of our relationships with various paper suppliers. However, we can provide no assurance that we will be able to purchase sufficient quantities of paper if such a shortage were to occur. Additionally, we depend upon third party providers for delivery services. Events resulting in the inability of these service providers to perform their obligations, such as extended labor strikes, could adversely impact our results of operations by requiring us to secure alternate providers at higher costs.
     Forecasts involving future results reflect various assumptions that may prove to be incorrect.
     From time to time, we make predictions or forecasts regarding our future results, including, but not limited to, forecasts regarding estimated revenue, earnings, earnings per share or operating cash flow. Any forecast regarding our future performance reflects various assumptions which are subject to significant uncertainties, and, as a matter of course, may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors which are beyond our control. As a result, we cannot assure you that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, and are encouraged to use the entire mix of historical and forward-looking information made available by us, and other information affecting us and our products and services, including the factors discussed here.
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
     General economic conditions within the United States could have an adverse effect on our operating results.
     The rate of small business formations, small business confidence, consumer spending and employment levels, as well as higher fuel costs, all have an impact on our businesses. We estimate that lower than average small business optimism and a decline in small business formations negatively impacted our results of operations in Small Business Services in the latter half of 2007, and we expect this trend to continue into the first half of 2008. Although consumer spending and employment levels both trended negatively during the last half of 2007, we did not experience a significant negative impact in our personal check businesses. A prolonged downturn in general economic conditions could result in additional declines in our revenue and profitability. In addition, the recent turmoil in the financial services industry related to subprime lending activities may cause financial institutions to seek additional concessions from their vendors.

     Security breaches involving customer data, or the perception that e-commerce is not secure, could adversely affect our reputation and business.
     We rely on various security procedures and systems to ensure the secure storage and transmission of data. Computer networks and the internet are, by nature, vulnerable to unauthorized access. We cannot provide assurance that misuse of new technologies or advances in criminal capabilities will not compromise or breach our security procedures and systems resulting in unauthorized access and/or use of customer data, including consumers’ nonpublic personal information. A security breach could damage our reputation, deter clients and consumers from ordering our products and result in claims against us. If we are unsuccessful in defending a lawsuit regarding security breaches, we may be forced to pay damages which could have an adverse effect on our operating results. Additionally, general publicity regarding security breaches at other companies could lead to the perception among the general public that e-commerce is not secure. This could decrease traffic to our websites and foreclose future business opportunities.
     We may be unable to protect our rights in intellectual property.
     We rely on a combination of trademark and copyright laws, trade secret and patent protection, and confidentiality and license agreements to protect our trademarks, software and other intellectual property. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products and services which do not infringe on our intellectual property rights. We may be required to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. In addition, check designs exclusively licensed from third parties account for a portion of our revenue. These license agreements generally average three years in duration. There can be no guarantee that such licenses will be available to us indefinitely or at terms under which we can continue to generate a profit from the sale of licensed products.
     We are dependent upon third party providers for certain significant information technology needs.
     We have entered into agreements with third party providers for information technology services, including telecommunications and network server services. In the event that one or more of these providers is not able to provide adequate or timely information technology services, we could be adversely affected. Although we believe that information technology services are available from numerous sources, a failure to perform by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply. In addition, the use of substitute third party providers could result in increased expense.
     Legislation relating to consumer privacy protection could limit or harm our business.
     We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act and other federal regulation and state law on the same subject. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and annually thereafter. These regulations could have the effect of limiting business initiatives.
     We are unable to predict whether more restrictive legislation or regulation will be adopted in the future. Any future legislation or regulation, or the interpretation of existing legislation or regulation, could have a negative impact on our business, results of operations or prospects. Laws and regulations may be adopted in the future with respect to the internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and increase the cost of obtaining new customers.
     If we are unable to attract and retain key personnel and other qualified employees, our business could suffer.
     Our success at efforts to grow our business and reduce costs depends on the contributions and abilities of key executives, operating officers and other personnel. If we are unable to retain our existing employees and attract qualified personnel, we may not be able to manage our business effectively. Competition for employees in fields such as information technology, finance, sales, product management and customer service is intense, and we can provide no assurance that we will be successful in attracting and retaining such personnel.
     We may be subject to sales and other taxes which could have an adverse effect on our business.
     In accordance with current federal, state and local tax laws, we currently collect sales, use or other similar taxes in state and local jurisdictions where our businesses have a physical presence. One or more state or local jurisdiction may seek to impose sales tax collection obligations on out-of-state companies which engage in remote or online commerce. Further, tax law and the interpretation of constitutional limitations thereon are subject to change. In addition, any new operations in states where we do not currently have a physical presence could subject shipments of goods by our direct-to-consumer businesses into such states to sales tax under current or future laws. If one or more state or local jurisdiction successfully asserts that we must collect sales or other taxes beyond our current practices, it could have a material, adverse affect on our business.
     We may be subject to environmental risks.
     Our printing facilities are subject to many federal and state regulations designed to protect the environment. We have sold former printing facilities to third parties and in some instances, have agreed to indemnify the buyer of the facility for certain environmental liabilities. We believe that, based on current information, we will not be required to incur additional material, uninsured expense with respect to our sites, but unforeseen conditions could result in additional liability and expense.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our principal executive office is an owned property located in Shoreview, Minnesota. Aside from small sales offices, we occupy 33 facilities throughout the United States and three facilities in Canada where we conduct printing and fulfillment, call center and administrative functions. These facilities are either owned or leased and have a combined floor space of approximately 2.9 million square feet. We believe that our properties are sufficiently maintained and are adequate and suitable for our business needs as presently conducted.
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

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is traded on the New York Stock Exchange under the symbol DLX. Dividends are declared by our board of directors on a current basis and therefore, may be subject to change in the future, although we currently have no plans to change our $0.25 per share quarterly dividend amount. As of December 31, 2007, the number of shareholders of record was 8,020. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange, as well as the quarterly dividend amount for each period.

		Stock price
	Dividend	High	Low	Close

2007
Quarter 4	$0.25	$40.86	$28.93	$32.89
Quarter 3	0.25	42.49	28.56	36.84
Quarter 2	0.25	44.95	33.38	40.61
Quarter 1	0.25	33.95	25.13	33.53
2006
Quarter 4	$0.25	$25.77	$17.00	$25.20
Quarter 3	0.25	18.15	12.98	17.10
Quarter 2	0.40	26.65	17.48	17.48
Quarter 1	0.40	31.56	23.35	26.17
     The following table shows purchases of our own equity securities, based on trade date, which we completed during the fourth quarter of 2007.
Issuer Purchases of Equity Securities

				Maximum
				number (or
				approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units)
			purchased as part	that may yet be
	Total number of	Average price	of publicly	purchased under
	shares (or units)	paid per share	announced plans	the plans or
Period	purchased	(or unit)	or programs	programs

October 1, 2007 - October 31, 2007	—	$—	—	7,797,200

November 1, 2007 - November 30, 2007	200,000	32.52	200,000	7,597,200

December 1, 2007 - December 31, 2007	59,000	29.92	59,000	7,538,200

Total	259,000	$31.92	259,000	7,538,200

     In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and we may purchase additional shares under this authorization in the future.

     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the fourth quarter of 2007, we withheld 2,859 shares in conjunction with the vesting and exercise of equity-based awards.
     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.
     The table below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P 400 MidCap Index and the Dow Jones Support Services (DJUSIS) Index (the “New Peer Group” Index). In the previous year, we presented a peer group of companies which were chosen due to their similar lines of business. This peer group of companies was comprised of the following: Banta Corporation, Bowne & Company, Inc., Cenveo, Inc., John H. Harland Company, RR Donnelley & Sons Company, Reynolds & Reynolds Company and The Standard Register Company (the “Old Peer Group” Index). Three of the companies included in the Old Peer Group Index were no longer publicly traded as of December 31, 2007. As such, the Old Peer Group Index reflected in the table below includes all of the companies in the Old Peer Group Index through December 31, 2006 and excludes Banta Corporation, John H. Harland Company and Reynolds & Reynolds Company in 2007. We selected the New Peer Group Index for comparison as it is a broader index which reflects our current competitive landscape as well as the potential future competitive landscape.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100*
December 2007

*   The graph assumes that $100 was invested on December 31, 2002 in each of Deluxe common stock, the S&P 400 MidCap Index, the DJUSIS Index and the Old Peer Group Index, and that all dividends were reinvested. The Old Peer Group Index is weighted by market capitalization.

Item 6. Selected Financial Data.
     The following table shows certain selected financial data for the five years ended December 31, 2007. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation appearing in Item 7 of this report and our consolidated financial statements appearing in Item 8 of this report.
(dollars and orders in thousands, except per share and per order amounts)

	2007	2006	2005	2004	2003

Statement of Income Data:
Revenue(1)	$1,606,367	$1,639,654	$1,716,294	$1,567,015	$1,242,141
As a percentage of revenue:
Gross profit	63.5%	62.6%	64.6%	65.8%	65.7%
Selling, general and administrative expense	47.1%	48.1%	46.8%	43.6%	40.0%
Operating income(2)	16.7%	12.1%	17.8%	22.2%	25.7%
Operating income(2)	$267,545	$198,299	$304,839	$347,912	$318,921
Income from continuing operations(2)	143,515	100,558	157,963	198,648	192,472
Per share — basic	2.79	1.97	3.12	3.96	3.53
Per share — diluted	2.76	1.95	3.10	3.93	3.49
Cash dividends per share	1.00	1.30	1.60	1.48	1.48

Balance Sheet Data:
Cash and marketable securities	21,615	11,599	6,867	15,492	2,968
Return on average assets	11.6%	7.5%	10.8%	19.2%	31.2%
Total assets	$1,210,755	$1,267,132	$1,425,875	$1,499,079	$562,960
Long-term obligations(3)	776,840	903,121	954,164	980,207	381,694
Total debt	844,040	1,015,781	1,166,510	1,244,207	594,944

Statement of Cash Flows Data:
Net cash provided by operating activities of continuing operations	244,716	239,341	178,279	307,591	181,467
Net cash used by investing activities of continuing operations	(10,971)	(33,174)	(55,917)	(670,837)	(24,883)
Net cash (used) provided by financing activities of continuing operations	(224,890)	(204,587)	(142,816)	369,963	(278,471)
Purchases of capital assets	(32,328)	(41,324)	(55,653)	(43,817)	(22,034)
Payments for acquisitions, net of cash acquired	(2,316)	(16,521)	(2,888)	(624,859)	—
Payments for common shares repurchased	(11,288)	—	—	(26,637)	(507,126)

Other Data (continuing operations):
Orders(4)	64,856	64,783	65,189	76,276	77,347
Revenue per order	$24.77	$25.31	$26.33	$20.54	$16.06
Number of employees	7,991	8,813	8,720	8,957	5,805
Number of printing/fulfillment facilities	23	24	21	20	14
Number of call center facilities	14	17	18	18	7

(1)	Our results of operations for the years ended December 31, 2007, 2006, 2005 and 2004 were impacted by the acquisition of New England Business Service, Inc. (NEBS) on June 25, 2004. NEBS contributed revenue of $671.2 million in 2005 and $363.2 million in 2004. We are not able to quantify NEBS revenue for 2007 or 2006 or its contribution to operating income because of its integration with our other businesses.

(2)	Our results of operations for the years ended December 31, 2007, 2006, 2005 and 2004 were impacted by the adoption of the fair value method of accounting for share-based compensation outlined in Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, for 2007 and 2006 and SFAS No. 123, Accounting for Stock-Based Compensation, for 2005 and 2004. During 2003, we recorded expense for our restricted stock and restricted stock unit awards and our employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Expense recognized for share-based compensation in each year was as follows: 2007 — $13,533; 2006 — $6,191; 2005 — $7,003; 2004 — $12,248; 2003 — $954.

(3)	Long-term obligations include both the current and long-term portions of our long-term debt obligations, including capital leases.

(4)	Orders is our company-wide measure of volume. When portions of a customer order are on back-order, one customer order may be fulfilled via multiple shipments. Generally, an order is counted when the last item ordered is shipped to the customer.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
EXECUTIVE OVERVIEW
          Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 58.4% of our consolidated revenue for 2007. This segment sells business checks, printed forms, promotional products, marketing materials and related services and products to more than six million small businesses and home offices through financial institution referrals, direct response marketing, sales representatives, independent distributors and the internet. Of the more than six million customers we have served in the past five years, four million have ordered our products or services in the last 24 months. Our Financial Services segment generated 28.5% of our consolidated revenue for 2007. This segment sells personal and business checks, check-related products and services, stored value gift cards and customer loyalty, retention and fraud monitoring/protection services to approximately 7,000 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 13.1% of our consolidated revenue for 2007. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada.
          Our net income for 2007, as compared to 2006, benefited from the following:
•	Various cost reductions from previously announced management initiatives to reduce our cost structure, primarily within information technology, sales and marketing, and manufacturing;

•	Lower amortization expense and project costs related to a software project written-off in the second quarter of 2006;

•	Additional revenue in Direct Checks from selling additional premium features and services, as well as a weather-related backlog from the last week of December 2006;

•	Lower net restructuring charges in 2007, as compared to 2006;

•	Lower amortization of acquisition-related intangible assets within Small Business Services, as certain of the assets are amortized using accelerated methods; and

•	An increase in order volume for Financial Services, as compared to 2006, due to net client gains and financial institution conversion activity.

These benefits were partially offset by the following:

•	Higher performance-based employee compensation;

•	Lower order volume for our Direct Checks segment; and

•	Lower revenue per order for our Financial Services segment.
          Further, our results for 2006 included a non-cash, pre-tax asset impairment loss of $44.7 million, an $11.0 million pre-tax gain on the termination of an underperforming outsourced payroll services contract and a $4.6 million net pre-tax gain on facility sales.
          In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we used proceeds from liquidating all of our marketable securities and certain cash equivalents, together with a $120.0 million advance on our credit facilities, primarily to repay $325.0 million of 3.5% unsecured notes, plus accrued interest. Further information regarding our debt can be found under the caption “Note 13: Debt” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Our Strategies
          Small Business Services – Our focus within Small Business Services is to grow revenue and increase operating margin by continuing to implement the following strategies:
•	Acquire new customers by leveraging customer referrals that we receive from our financial institution clients and from other marketing initiatives such as direct mail and e-commerce;

•	Increase our share of the amount small businesses spend on the products and services in our portfolio;

•	Consolidate brands and leverage cross-selling opportunities; and

•	Continue to optimize our cost and expense structure.
          We are investing in several key enablers to achieve our strategies. These key enablers include improving our e-commerce capabilities, implementing an integrated platform for our various brands, improving our customer analytics and focusing on key vertical segments and improved merchandising. As we focus on these key enablers, we plan to streamline and update our brand structure, as well as transition our sales model to integrate field sales, marketing and customer call centers across the company. We believe this creates more focus on customers, positions us for growth and ensures we are leveraging processes, facilities and resources to our best advantage. We have also introduced a new www.Deluxe.com website which will serve as a platform for improved e-commerce capability, and we have identified significant opportunities to expand sales to our existing customers.
          Additionally, the small business customer referrals we receive from our Deluxe Business AdvantageSM program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses, will continue to be an important part of our growth strategy. With the acquisition of the Johnson Group in October 2006 and All Trade Computer Forms, Inc. in January 2007, we have acquired companies which allow us to expand our business in the custom, full color, digital and web-to-print space with our small business customers. Further information regarding these acquisitions can be found under the caption “Note 4: Acquisitions and disposition” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. We divested a non-strategic product line in January 2007 when we completed the sale of our industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This business generated revenue of approximately $51 million in 2006. This sale did not have a significant impact on earnings or operating cash flow.
          Recently, we introduced the Deluxe Marketing Store to offer fast, hassle-free solutions for small businesses. The Deluxe Marketing Store is a website that offers products and services to help small businesses reach their customers, build customer loyalty and promote their business. Small businesses can design and create logos, websites, mailings and other promotional items. The Deluxe Marketing Store is also a resource for small businesses as it contains useful information for growing and managing a small business.
          Financial Services – Our strategies within Financial Services are as follows:
•	Continue to retain core check revenue streams and acquire new customers;

•	Provide services and products that differentiate us from the competition and make us a more relevant business partner to our financial institution clients; and

•	Continue to simplify our business model and optimize our cost and expense structure.
          To achieve our strategies we are leveraging our customer acquisition and loyalty programs, our Deluxe Business Advantage program and enhanced small business customer service. The Deluxe Business Advantage program is designed to maximize financial institution business check programs by offering expanded personalized service to small businesses with a number of service level options.
          In our efforts to expand beyond check-related products, we have introduced and continue to pilot several new services that focus on customer loyalty and retention. Two examples are the Welcome HomeSM Tool Kit and the Deluxe ImpressionsSM products which enable financial institutions to forge strong bonds with new customers, thereby increasing customer loyalty and retention. We also offer Deluxe ID TheftBlock®, a set of fraud monitoring and recovery services that provides assistance to consumers in detecting and recovering from identity theft. We also enhanced our stored value gift card program and launched DeluxeCallingSM, a service providing a first point of contact with new indirect loan consumers on behalf of our financial institution clients. This service leverages our core competency of call center expertise and provides incremental revenue and increased customer retention for our financial institution clients. Providing products and services that differentiate us from the competition is expected to help offset the decline in check usage and the pricing pressures we are experiencing in our check programs. As such, we are also focused on accelerating the pace at which we introduce new products and services. In addition to these value-added services, we continue to offer our Knowledge ExchangeTM Series, a suite of resources and events for our financial institution clients focused on the customer experience.
          In addition to our initiatives to retain customers and introduce new products and services, we continue our efforts to simplify processes, eliminate complexity in this business and lower our cost structure. Our efforts are focused on using lean principles to streamline call center and check fulfillment activities, redesign services into standardized flexible models, eliminate multiple systems and work streams and strengthen our ability to quickly develop and bring new products and services to market.
          Direct Checks – Our focus within Direct Checks is to enhance our share of the direct-to-consumer channel by continuing to implement the following strategies:
•	Maintain our 2007 level of marketing spend, which was increased from previous years;

•	Maximize the lifetime value of customers by selling new features and accessories; and

•	Continue to optimize our cost and expense structure.
          Beginning in 2007, we increased our advertising circulation of free-standing inserts under a new direct mail advertising contract which will remain in effect for the next several years. This has been an effective form of new customer acquisition in this channel. We also intend to increase the portion of our advertising expense designated for customer retention by utilizing reactivation and email campaigns. We continue to develop improved call center processes, provide additional products to Direct Checks’ small business customers and explore other avenues to increase sales to existing customers. In late 2006, we introduced the EZShieldTM product, a fraud protection service that provides reimbursement to consumers for forged signatures or endorsements and altered checks. We have also introduced holiday greeting cards and stored value gift cards on our websites.
Cost Reduction Initiatives
          We are pursuing aggressive cost reduction and business simplification initiatives, including: reducing shared services infrastructure costs; streamlining our call center and check fulfillment activities; eliminating system and work stream redundancies; and strengthening our ability to quickly develop new products and services and bring them to market. We believe significant cost reduction opportunities exist in the reduction of stock keeping units (SKUs), the standardization of products and services and improvements in sourcing third-party goods and services. These opportunities collectively are expected to reduce our annual cost structure by at least $225 million, net of required investments, by the end of 2009. The baseline for these anticipated savings is the annual diluted earnings per share guidance for 2006 of $1.41 to $1.51, which we provided in our press release on July 27, 2006 regarding second quarter 2006 results. We expect all three of our business segments to benefit from cost reductions. We estimate that approximately 30-35% of the $225 million target will come from our shared services infrastructure organizations. We expect information technology will provide the greatest percentage of these savings through lowering data center costs, improving mainframe and server utilization and reducing the cost of networking and voice communications. We estimate that approximately 40-45% of the $225 million target will come from fulfillment, including manufacturing and supply chain, and we estimate that approximately 20-25% of the $225 million target will come from reorganizing our sales and marketing functions. Overall, approximately one-third of the savings are expected to affect cost of goods sold, with the remaining two-thirds impacting selling, general and administrative (SG&A) expense.
          Through December 31, 2007, we estimate that we have realized approximately $105 million of our $225 million target. We anticipate that we will realize an additional $70 million of the $225 million target in 2008 and the remaining $50 million in 2009.

Business Challenges
          The market for our two largest products, checks and business forms, is very competitive. These products are mature and their use has been declining. According to our estimates, the total number of checks written in the United States has been in decline as a result of alternative payment methods, including credit cards, debit cards, automated teller machines and electronic payment systems. According to a Federal Reserve study released in December 2007, approximately 33 billion checks are written annually. This includes checks which are converted to automated clearing house (ACH) payments. The check remains the largest single non-cash payment method in the United States, accounting for approximately 35% of all non-cash payment transactions. This is a reduction from the Federal Reserve study released in December 2004 when checks accounted for approximately 45% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately four percent per year between 2003 and 2006. According to our estimates, the use of business checks is declining at a rate of two to four percent per year. The total transaction volume of all electronic payment methods exceeds check payments, and we expect this trend to continue. In addition to the decline in check usage, the use of business forms is also under pressure. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications and electronic transaction systems have been designed to automate several of the functions performed by business forms products.
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
          Direct Checks and portions of Small Business Services have been impacted by reduced consumer response rates to direct mail advertisements. Our own experience indicates that direct-to-consumer media response rates are declining across a wide variety of products and services. Additionally, our consumer response rates are declining further due to the decline in check usage and the gradual obsolescence of standardized forms products.
          We estimate that general economic conditions negatively impacted our 2007 results of operations in the latter half of the year, primarily in Small Business Services. The rate of small business formations and small business confidence impact Small Business Services. The index of small business optimism published by the National Federation of Independent Business (NFIB) in December 2007 continued to be below average. According to estimates of the Small Business Administration’s Office of Advocacy, new small business formations were down slightly in 2006 as compared to 2005, the most recent date for which information is available. Consumer spending and employment levels may also have some impact on our personal check businesses. Although both trended negatively during the last half of 2007, we did not experience a significant negative impact in our personal check businesses. We expect that general economic conditions will have some negative impact on our 2008 results of operations, primarily in Small Business Services in the first half of the year. A prolonged downturn in general economic conditions could result in additional declines in our revenue and profitability.
Outlook for 2008
          We anticipate that consolidated revenue will be between $1.56 billion and $1.61 billion for 2008, as compared to $1.61 billion for 2007. Despite the decline in check usage and economic uncertainty, we expect to deliver near flat revenue performance in 2008 as compared to 2007. We anticipate that growth in Small Business Services will be in the very low single digits, while declines in Financial Services will be in the low to mid single digits and declines in Direct Checks will be in the high single digits. We expect that revenue from our expansion initiatives will grow modestly during the latter half of the year.
          We expect that 2008 diluted earnings per share will be between $3.00 and $3.20, compared to $2.76 for 2007. We expect that operating income will increase from 2007 due to our cost reduction initiatives, partially offset by the impact of revenue declines in our personal check businesses, continued investments in new products and enablers, such as e-commerce, and other cost increases. We estimate that our effective tax rate for 2008 will be approximately 35%, compared to 34.1% for 2007.

          We anticipate that operating cash flow will be between $230 million and $250 million in 2008, compared to $245 million in 2007. We expect that increased earnings and working capital improvements throughout the year will be offset by higher payments for employee performance-based compensation in the first quarter. We estimate that capital spending will be approximately $30 million in 2008, with investment focused on cost reduction and key enablers such as e-commerce. Our priorities for the use of cash include paying down our credit facility in 2008 and investing both organically and in acquisitions to augment growth. We will also consider other opportunities to enhance shareholder value, including modest share repurchase opportunities and evaluating our dividend policy.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

				Change
				2007 vs.	2006 vs.
(in thousands, except per order amounts)	2007	2006	2005	2006	2005

Revenue	$1,606,367	$1,639,654	$1,716,294	(2.0%)	(4.5%)

Orders	64,856	64,783	65,189	0.1%	(0.6%)
Revenue per order	$24.77	$25.31	$26.33	(2.1%)	(3.9%)
          The decrease in revenue for 2007, as compared to 2006, was primarily due to a $48 million decrease resulting from the sale of our industrial packaging product line in January 2007, as well as a decline in volume for our Direct Checks segment and lower revenue per order due to lower pricing in our Financial Services segment. Lower volume for Direct Checks was primarily due to the overall decline in check usage, as well as lower customer retention and lower direct mail consumer response rates. Small Business Services also experienced a slight revenue decrease in the last half of the year related to general economic conditions. Partially offsetting these decreases were revenues generated by the Johnson Group, which we acquired in the fourth quarter of 2006, and higher revenue per order for Direct Checks due to the introduction of new products and services, including the EZShield product discussed earlier under Executive Overview. Additionally, Financial Services volume increased due to client gains and financial institution conversion activity, and revenue in Canada increased due to a favorable exchange rate and increased check orders triggered by a new check format mandated by the Canadian Payments Association that drove higher volume in the first half of 2007.
          The number of orders increased slightly for 2007, as compared to 2006, as the Financial Services volume increase of 1.4% exceeded the negative impacts of Direct Checks’ volume decline, the sale of Small Business Services’ industrial packaging product line and the negative economic impact experienced by Small Business Services in the last half of the year. Revenue per order decreased for 2007, as compared to 2006, as lower prices in Financial Services more than offset the impact of increases in revenue per order for Direct Checks and Small Business Services.
          The decrease in revenue for 2006, as compared to 2005, was due to lower prices and a change in product mix in our Financial Services segment resulting in significantly lower revenue per order, as well as a decline in volume for our Direct Checks segment. Revenue for 2005 also benefited from $11.7 million of contract termination payments in the second quarter. Lower volume for Direct Checks was due to the overall decline in check usage, as well as lower customer retention, lower direct mail consumer response rates and lower advertising expenditures in prior periods. Partially offsetting these decreases was increased revenue for Small Business Services due to higher revenue per order and an increase in first-time buyers as we implemented our growth strategies. Additionally, Direct Checks revenue per order increased, as did Financial Services order volume. Revenue per order increased for Direct Checks due to the introduction of the EZShield product discussed earlier, as well as a decline in orders received through our mail channel, which typically result in lower revenue per order. Financial Services volume increased as the impact of net client gains exceeded the impact of the decline in check usage.

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
          Supplemental information regarding revenue by product is as follows:

				Change
				2007 vs.	2006 vs.
(in thousands)	2007	2006	2005	2006	2005

Checks and related services	$1,045,008	$1,041,523	$1,110,695	0.3%	(6.2%)
Other printed products, including forms	380,632	375,025	377,756	1.5%	(0.7%)
Accessories and promotional products	129,169	134,618	144,693	(4.0%)	(7.0%)
Packaging supplies and other	51,558	88,488	83,150	(41.7%)	6.4%

Total revenue	$1,606,367	$1,639,654	$1,716,294	(2.0%)	(4.5%)

          The percentage of total revenue derived from the sale of checks and related services was 65.1% in 2007, as compared to 63.5% in 2006 and 64.7% in 2005. Small Business Services contributed non-check revenue of $480.0 million in 2007, $523.1 million in 2006 and $514.6 million in 2005, from the sale of forms, envelopes, holiday cards, labels, business cards, stationery and other promotional products. The decrease in Small Business Services non-check revenue for 2007, as compared to 2006, was primarily due to the sale of our industrial packaging product line in January 2007.
Consolidated Gross Margin

				Change
				2007 vs.		2006 vs.
(in thousands)	2007	2006	2005	2006		2005

Gross profit	$1,019,806	$1,026,375	$1,107,933	(0.6%)		(7.4%)
Gross margin	63.5%	62.6%	64.6%	0.9	pt.	(2.0	)pt.
          Gross margin increased for 2007, as compared to 2006, due to manufacturing efficiencies, including the closing of two Small Business Services manufacturing facilities in mid-2006, as well as lower material costs in 2007 related to a higher mix of check products in Small Business Services. Additionally, we benefited from increased Financial Services order volume in 2007. Partially offsetting these gross margin increases was the lower Financial Services revenue per order discussed earlier, a postal rate increase in 2007 and costs associated with the implementation of new check packaging intended to mitigate the effects of the postal rate increase.
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
Consolidated Selling, General & Administrative Expense

				Change
				2007 vs.		2006 vs.
(in thousands)	2007	2006	2005	2006		2005

Selling, general and administrative expense	$756,034	$787,960	$803,633	(4.1%)		(2.0%)
SG&A as a percentage of revenue	47.1%	48.1%	46.8%	(1.0	)pt.	1.3	pt.

          The decrease in SG&A expense for 2007, as compared to 2006, was due to various cost reduction initiatives within our shared services organizations, lower amortization expense and project costs related to a software project we wrote-off in the second quarter of 2006, investments made in 2006 related to implementing our Small Business Services growth strategies and a $5.0 million reduction in net restructuring charges in 2007. Further information regarding our restructuring charges can be found under the Restructuring Accruals section of this discussion. We also benefited from lower amortization of acquisition-related intangible assets within Small Business Services, as certain of these assets are amortized using accelerated methods. Partially offsetting these SG&A decreases was higher expense for performance-based employee compensation based on our 2007 operating performance, a gain in 2006 of $11.0 million from the termination of an underperforming outsourced payroll services contract and higher referral commissions for Small Business Services resulting from growth in our Deluxe Business Advantage financial institution referral program.
          The decrease in SG&A expense for 2006, as compared to 2005, was due to cost synergies resulting from the continued integration of New England Business Service, Inc. (NEBS), which was acquired in June 2004, as well as various other cost reduction initiatives, a decrease in amortization expense resulting primarily from one of our order capture software systems being fully amortized and a gain of $11.0 million, which decreased expense, from terminating an underperforming outsourced payroll services contract in the fourth quarter of 2006. Also contributing to the decrease were lower marketing costs for Small Business Services as we increased our focus on gaining new customers through financial institution referrals. Partially offsetting these decreases were investments related to our Small Business Services growth strategies, primarily the hiring and training of call center and sales personnel, higher customer care costs and commissions for Small Business Services as a result of the increased revenue and severance charges of $9.7 million related to executing our cost savings initiatives. Further information regarding the severance charges can be found under Restructuring Accruals.
Asset Impairment Loss

				Change
				2007 vs.	2006 vs.
(in thousands)	2007	2006	2005	2006	2005

Asset impairment loss	$ —	$44,698	$ —	$(44,698)	$44,698
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
Net Gain on Sale of Product Line and Assets Held for Sale

				Change
				2007 vs.	2006 vs.
(in thousands)	2007	2006	2005	2006	2005

Net gain on sale of product line and assets held for sale	$3,773	$4,582	$539	$(809)	$4,043
          During 2007, we completed the sale of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on our earnings per share because of an offsetting income tax effect.
          During 2006, we completed the sale of three Financial Services facilities which were closed in 2004, realizing a gain totaling $5.5 million. During 2006, we also recorded a loss of $0.9 million when we completed the sale of a Small Business Services facility which was closed prior to the NEBS acquisition in June 2004.
          During 2005, we completed the sale of a Small Business Services facility and a Financial Services facility, both of which were closed in 2004, realizing a total gain of $0.5 million.

Interest Expense

				Change
				2007 vs.		2006 vs.
(in thousands)	2007	2006	2005	2006		2005

Interest expense	$55,294	$56,661	$56,604		(2.4%)		0.1%
Weighted-average debt outstanding	994,597	1,103,082	1,225,569		(9.8%)		(10.0%)
Weighted-average interest rate	5.02%	4.59%	4.18%	0.43	pt.	0.41	pt.
          The decrease in interest expense for 2007, as compared to 2006, was due to our lower average debt level during 2007, partially offset by a slightly higher average interest rate. Interest expense for 2006 was flat compared to 2005 as the lower average debt level was offset by higher interest rates.
Other Income

				Change
				2007 vs.	2006 vs.
(in thousands)	2007	2006	2005	2006	2005

Other income	$5,403	$903	$2,499	$4,500	$(1,596)
          The increase in other income for 2007, as compared to 2006, was primarily due to interest earned on investments in marketable securities which were purchased using the proceeds from the $200.0 million notes we issued in May 2007. The decrease in other income for 2006, as compared to 2005, was due to lower earnings on life insurance policy investments in 2006, as well as lower interest income.
Income Tax Provision

				Change
				2007 vs.		2006 vs.
(in thousands)	2007	2006	2005	2006		2005

Income tax provision	$74,139	$41,983	$92,771	76.6%		(54.7%)
Effective tax rate	34.1%	29.5%	37.0%	4.6	pt.	(7.5	)pt.
          The increase in our effective tax rate for 2007, as compared to 2006, was largely due to a $5.0 million reduction in our 2006 income tax provision for the true-up of certain deferred income tax balances. As this item was not material to our current or prior periods, we recorded a one-time, discrete benefit to our provision for income taxes for 2006. In addition, our state income tax rate was higher in 2007 and the lower pre-tax income in 2006 resulted in our permanent differences having a larger positive impact on the 2006 effective tax rate. Partially offsetting these increases in our effective tax rate compared to 2006 was the impact of positive adjustments in 2007 related to receivables for prior year tax returns. The overall increase in our effective tax rate reduced diluted earnings per share $0.20 for 2007, as compared to 2006. We expect that our annual effective tax rate for 2008 will be approximately 35%.
          The decrease in our effective tax rate for 2006, as compared to 2005, was largely due to the $5.0 million reduction in our income tax provision for the true-up of certain deferred income tax balances. Additionally, our overall state tax rate was lower in 2006, and the decrease in our pre-tax income for 2006, as compared to 2005, resulted in our permanent differences having a larger positive impact on the effective tax rate. Partially offsetting these reductions in our effective tax rate were accruals for contingent tax liabilities. Accruals related to unresolved tax contingencies more than offset net accrual reversals of $1.5 million related to settled issues, primarily resulting from the expiration of the statutes of limitations in various state income tax jurisdictions. The overall decrease in our effective tax rate contributed $0.21 to diluted earnings per share for 2006, as compared to 2005.

RESTRUCTURING ACCRUALS
          During 2007, we recorded restructuring accruals of $7.1 million related to employee reductions within our shared services functions of sales, marketing, customer care, fulfillment, information technology, human resources and finance. During 2006, we recorded restructuring accruals of $11.1 million for severance related to employee reductions in these shared services functions, as well as the closing of our Financial Services customer service call center located in Syracuse, New York. The Syracuse facility was closed in January 2007 and the other employee reductions are expected to be completed by the end of 2008, with severance payments to be completed in 2009. These reductions were the result of the cost reduction initiatives discussed earlier under Executive Overview. Also during 2007, we reversed $2.6 million of previously recorded restructuring accruals. These reversals were comprised of $2.0 million of severance benefits due to fewer employees receiving benefits than originally estimated and $0.6 million of re-negotiated operating lease obligations. During 2006, we reversed $0.2 million of previously recorded restructuring accruals.
          The restructuring charges, net of reversals, are reflected in our 2007 consolidated statement of income as a $0.4 million reduction in cost of goods sold, an increase of $4.7 million in SG&A expense and a $0.2 million reduction in the gain recognized on the sale of our industrial packaging product line. For 2006, the restructuring charges, net of reversals, are reflected as cost of goods sold of $1.2 million and SG&A expense of $9.7 million. The 2007 and 2006 restructuring accruals, net of reversals, included severance benefits for a total of 718 employees. As a result of these initiatives, we realized cost savings of approximately $2 million in cost of goods sold and $24 million in SG&A expense in 2007, in comparison to our 2006 results of operations. We expect to realize additional cost savings of approximately $12 million in SG&A expense in 2008, in comparison to our 2007 results of operations. Reduced costs consist primarily of labor costs.
          In conjunction with our acquisition of NEBS in 2004, we recorded $30.2 million of restructuring accruals related to NEBS activities which we decided to exit. As a result of facility closings and other employee reductions, we estimate that we realized savings of approximately $5 million in cost of goods sold and $2 million in SG&A expense in 2006, in comparison to our 2005 results of operations. Because two of the NEBS facilities were closed in mid-2006, we realized additional savings in 2007 of approximately $2 million in cost of goods sold, in comparison to our 2006 results of operations.
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
Small Business Services
          This segment sells business checks, printed forms, promotional products, marketing materials and related services and products to small businesses and home offices through direct response marketing, financial institution referrals and via sales representatives, independent distributors and the internet.

				Change
				2007 vs.		2006 vs.
(in thousands)	2007	2006	2005	2006		2005

Revenue	$939,139	$969,809	$932,286		(3.2%)		4.0%
Operating income	130,462	86,764	105,118		50.4%		(17.5%)
% of revenue	13.9%	8.9%	11.3%	5.0	pt.	(2.4	)pt.
          The decrease in revenue for 2007, as compared to 2006, was primarily due to a $48 million decrease resulting from the sale of our industrial packaging product line in January 2007, as well as a slight decline in the last half of the year related to general economic conditions. These decreases were partially offset by revenues generated by the Johnson Group, which we acquired in October 2006, and increased revenue in Canada due to a favorable exchange rate and higher check sales resulting from a new check format mandated by the Canadian Payments Association.

          The increase in operating income and operating margin for 2007, as compared to 2006, was due to progress on our cost reduction initiatives, investments related to implementing our growth strategy in 2006, improved manufacturing efficiencies in 2007, including the closing of two manufacturing facilities in mid-2006, lower materials expense related to a higher mix of check products, lower amortization of acquisition-related intangibles, a $3.8 million pre-tax gain on the sale of our industrial packaging product line and a $2.6 million reduction in net restructuring charges in 2007. In addition, 2006 results include the recognition of $18.3 million of the 2006 impairment loss discussed earlier under Consolidated Results of Operations-Asset Impairment Loss. Partially offsetting these operating income improvements were higher expense in 2007 related to performance-based employee compensation and higher referral commissions. In addition, during 2006 we realized a gain of $11.0 million from the termination of an underperforming outsourced payroll services contact.
          The increase in revenue for 2006, as compared to 2005, was due to an increase in both revenue per order and the number of first-time customers resulting from the implementation of our growth strategies. Additionally, we began offering more products for our distributor channel in 2006, and the acquisition of the Johnson Group in October 2006 contributed $3.5 million of revenue.
          The decrease in operating income and operating margin for 2006, as compared to 2005, was due to the non-cash asset impairment loss of $18.3 million allocated to this segment, as discussed earlier under Consolidated Results of Operations-Asset Impairment Loss, investments related to our growth strategies, primarily the hiring and training of call center and sales personnel, as well as higher customer care costs and commissions related to the revenue increase. Also contributing to the decline were higher product delivery costs and severance charges of $5.7 million for various employee reductions related to our cost savings initiatives. These decreases were partially offset by the impact of the revenue increase, lower marketing expense due to reduced advertising expenditures and a gain of $11.0 million from the termination of an underperforming outsourced payroll services contract in the fourth quarter of 2006. Also, contributing to operating income were cost synergies resulting from the integration of NEBS, including two plant closings in mid-2006, other cost reduction initiatives and lower amortization of acquisition-related intangible assets, as certain of the assets are being amortized using accelerated methods.
          Changes in the allocation of corporate costs resulted in a decrease of $12.7 million in Small Business Services operating income for 2006, as compared to 2005. As discussed under the caption “Note 17: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report, we began allocating corporate costs to the NEBS portion of Small Business Services on April 1, 2005 only for those corporate services which the NEBS portion of the business was utilizing. As such, the NEBS portion of Small Business Services did not bear any allocation of corporate costs in the first quarter of 2005 and did not bear a full allocation of corporate costs during the remainder of 2005. As of January 1, 2006, the NEBS portion of the business was fully integrated into all corporate functions and thus, Small Business Services results included a full allocation of corporate costs in 2006.
Financial Services
          Financial Services sells personal and business checks, check-related products and services, stored value gift cards and customer loyalty, retention and fraud monitoring/protection services to banks and other financial institutions. We also offer enhanced services such as customized reporting, file management and expedited account conversion support.

				Change
				2007 vs.		2006 vs.
(in thousands)	2007	2006	2005	2006		2005

Revenue	$457,292	$458,118	$537,525		(0.2%)		(14.8%)
Operating income	74,305	46,613	119,677		59.4%		(61.1%)
% of revenue	16.2%	10.2%	22.3%	6.0	pt.	(12.1	)pt.

          The decrease in revenue for 2007, as compared to 2006, was driven by lower revenue per order due to continued pricing pressure despite a price increase implemented in 2007. Lower pricing was partially offset by a 1.4% increase in order volume, as client acquisition gains and financial institution conversion activity exceeded the impact of the consumer-driven decline in check usage.
          Operating income increased for 2007, as compared to 2006, given 2006 results included the recognition of $26.4 million of the 2006 asset impairment loss related to a software project we wrote-off. Further information regarding the asset impairment loss was provided earlier under Consolidated Results of Operations-Asset Impairment Loss. Additionally, we benefited from progress on our cost savings initiatives, manufacturing efficiencies, lower amortization and other costs related to the software project we wrote-off in 2006, increased order volume and a $3.3 million reduction in net restructuring charges in 2007. Partially offsetting these operating income increases were higher delivery costs due to a postal rate increase in May 2007, lower revenue per order and higher expense related to performance-based employee compensation. Additionally, 2006 results included gains of $5.5 million from sales of facilities.
          The decrease in revenue for 2006, as compared to 2005, was due to lower revenue per order due to pricing pressure, an unfavorable shift in product mix and contract termination payments of $11.7 million in the second quarter of 2005. Partially offsetting these decreases was an increase in order volume. Order volume increased 1.1% for 2006, as compared to 2005, as client acquisition gains exceeded the impact of the decline in check usage. This is the first time order volume for this segment increased since we began tracking orders as a measure of volume in 2000.
          Operating income decreased for 2006, as compared to 2005, due to the revenue decline, the non-cash asset impairment loss of $26.4 million allocated to this segment, as discussed earlier under Consolidated Results of Operations-Asset Impairment Loss, higher product delivery costs and severance charges of $4.4 million related to the January 2007 closing of our customer service call center located in Syracuse, New York and various other employee reductions. These impacts were partially offset by lower amortization expense related to one of our order capture software systems being fully amortized, various cost reduction initiatives, primarily within information technology, and gains of $5.5 million from facility sales in 2006. Also, as discussed earlier, Small Business Services began bearing a larger portion of corporate costs in 2006. This change in allocations resulted in an $8.5 million benefit to Financial Services for 2006, as compared to 2005.
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

				Change
				2007 vs.		2006 vs.
(in thousands)	2007	2006	2005	2006		2005

Revenue	$209,936	$211,727	$246,483		(0.8%)		(14.1%)
Operating income	62,778	64,922	80,044		(3.3%)		(18.9%)
% of revenue	29.9%	30.7%	32.5%	(0.8	)pt.	(1.8	)pt.
          The decrease in revenue for 2007, as compared to 2006, was due to a reduction in orders stemming from the overall decline in check usage and lower customer retention, as well as lower direct mail consumer response rates. Partially offsetting the volume decline was higher revenue per order resulting from new accessories and services, including the introduction in October 2006 of the EZShield product discussed earlier under Executive Overview. Additionally, revenue was favorably impacted by approximately $3 million due to weather-related production and shipping disruptions during the last week of December 2006, which caused revenue to be delayed into 2007.

          The decrease in operating income for 2007, as compared to 2006, was primarily due to the lower order volume, higher performance-based employee compensation, increased delivery costs related to a postal rate increase and the implementation of new check packaging intended to mitigate the effect of the postal rate increase, as well as higher advertising expense related to increased circulation. These decreases in operating income were partially offset by our cost reduction initiatives and higher revenue from new accessories and premium features and services.
          The decrease in revenue for 2006, as compared to 2005, was due to lower order volume resulting from the same factors as discussed earlier regarding 2007 revenue. Additionally, revenue was negatively impacted approximately $3 million due to weather-related production and shipping disruptions during the last week of December 2006, causing revenue to be delayed into 2007. The volume decline was partially offset by an increase in revenue per order resulting from the introduction in October 2006 of the EZShield product discussed earlier under Executive Overview, as well as a decline in orders received through our mail channel, which typically result in lower revenue per order.
          The decrease in operating income for 2006, as compared to 2005, was due to the revenue decline, partially offset by lower customer care costs associated with the lower order volume and a decrease in advertising expense due to reductions in advertising expenditures. Additionally, the decrease in operating income was partially offset by a reduction in the allocation of corporate costs. As discussed earlier, Small Business Services began bearing a larger portion of corporate costs in 2006. This change in allocations resulted in a $4.2 million benefit to Direct Checks for 2006, as compared to 2005.
CASH FLOWS
          As of December 31, 2007, we held cash and cash equivalents of $21.6 million. The following table shows our cash flow activity for the last three years and should be read in conjunction with the consolidated statements of cash flows appearing in Item 8 of this report.

				Change
				2007 vs.	2006 vs.
(in thousands)	2007	2006	2005	2006	2005

Continuing operations:
Net cash provided by operating activities	$244,716	$239,341	$178,279	$5,375	$61,062
Net cash used by investing activities	(10,971)	(33,174)	(55,917)	22,203	22,743
Net cash used by financing activities	(224,890)	(204,587)	(142,816)	(20,303)	(61,771)
Effect of exchange rate change on cash	1,161	158	202	1,003	(44)

Net cash provided (used) by continuing operations	10,016	1,738	(20,252)	8,278	21,990
Net cash provided (used) by operating activities of discontinued operations	—	23	(4,152)	(23)	4,175
Net cash provided by investing activities of discontinued operations	—	2,971	15,779	(2,971)	(12,808)

Net change in cash and cash equivalents	$10,016	$4,732	$(8,625)	$5,284	$13,357

          The $5.4 million increase in cash provided by operating activities for 2007, as compared to 2006, was due to positive working capital changes, as well as the higher earnings discussed earlier under Consolidated Results of Operations. Partially offsetting these increases was a $29.6 million increase in 2007 contributions to our voluntary employee beneficiary association (VEBA) trust used to fund medical and severance benefits, as well as a $15.1 million increase in income tax payments. During 2006, we decided that we would no longer pre-fund the VEBA trust as the tax benefit from the pre-funding no longer exceeds the associated interest cost. As such, during 2006 we made minimal contributions to the trust as we did not pre-fund the trust and we utilized the prepaid funds in the trust to cover benefit payments. Beginning in 2007, we fund the VEBA trust throughout the year as needed to pay medical and severance benefits.
          The $61.1 million increase in cash provided by operating activities for 2006, as compared to 2005, was due to a $53.1 million decrease in contract acquisition payments related to new financial institution contracts, a $30.7 million decrease in income tax payments, a $27.5 million decrease in payments to our VEBA trust used to fund medical and severance benefits, a $24.5 million decrease in employee profit sharing and pension payments related to our 2005 operating results and a $7.1 million benefit from utilizing the December 31, 2005 prepaid amount in the VEBA trust. These increases were largely offset by the lower earnings discussed earlier under Consolidated Results of Operations.
          Included in cash provided by operating activities were the following operating cash outflows:

				Change
				2007 vs.	2006 vs.
(in thousands)	2007	2006	2005	2006	2005

Income tax payments	$89,944	$74,891	$105,546	$15,053	$(30,655)
Interest payments	57,077	57,035	57,393	42	(358)
VEBA trust contributions to fund medical and severance benefits	34,100	4,500	32,000	29,600	(27,500)
Employee profit sharing and pension contributions	15,740	12,000	36,470	3,740	(24,470)
Contract acquisition payments	14,230	17,029	70,169	(2,799)	(53,140)
Severance payments	9,606	5,092	9,573	4,514	(4,481)
          Net cash used by investing activities for 2007 was $22.2 million lower than 2006 due to payments in 2006 for the Johnson Group acquisition, proceeds from the sale of our industrial packaging product line in 2007 and lower capital asset purchases in 2007. Net cash used by financing activities for 2007 was $20.3 million higher than 2006 due to the pay-off of a $325.0 million long-term debt maturity and share repurchases of $11.3 million completed in 2007. These increases in cash used were partially offset by net proceeds from the 2007 issuance of $200.0 million of long-term notes, higher payments on short-term debt in 2006, pay-off of a long-term debt maturity of $50.0 million in 2006 and lower dividend payments in 2007 resulting from the decision to lower our quarterly dividend rate from $0.40 to $0.25 per share in the third quarter of 2006. Net cash provided by investing activities of discontinued operations in 2006 was $3.0 million due to the sale of our remaining facility in Europe.
          Net cash used by investing activities for 2006 was $22.7 million lower than 2005, primarily due to the redemption of company-owned life insurance policies in 2006, lower capital expenditures and higher cash proceeds from facility sales. Partially offsetting these items were payments of $16.5 million for the acquisition of the Johnson Group in the fourth quarter of 2006, as discussed earlier under Executive Overview. Net cash used by financing activities for 2006 was $61.8 million higher than 2005 due to increased payments on short-term debt, as we continued to focus on reducing our debt level, as well as a $50.0 million payment on long-term debt which matured in the third quarter of 2006. These increases were partially offset by a $14.3 million reduction in dividend payments, as we lowered our quarterly dividend amount from $0.40 per share to $0.25 per share in the third quarter of 2006. Net cash provided by investing activities of discontinued operations for 2006 was $12.8 million lower than 2005 due to the sale of our apparel business in 2005, partially offset by the sale of our remaining facility in Europe during 2006.

          Significant cash inflows, excluding those related to operating activities, for each year were as follows:

				Change
				2007 vs.	2006 vs.
(in thousands)	2007	2006	2005	2006	2005

Proceeds from sales of marketable securities(1)	$1,057,460	$—	$—	$1,057,460	$—
Proceeds from issuance of long-term debt, net of debt issuance costs	196,239	—	—	196,239	—
Proceeds from sale of product line and facilities	19,214	9,247	2,618	9,967	6,629
Proceeds from issuing shares under employee plans	15,923	8,936	11,247	6,987	(2,311)
Proceeds from redemptions of life insurance policies	—	15,513	—	(15,513)	15,513
Net proceeds from sale of discontinued operations	—	2,971	15,779	(2,971)	(12,808)

(1)	During 2007, we purchased short-term marketable securities using the proceeds from the $200.0 million debt we issued in May 2007, as well as using cash generated from operating activities. On October 1, 2007, we sold our remaining marketable securities and borrowed $120.0 million from our credit facility primarily to repay our $325.0 million debt maturity plus accrued interest.
          Significant cash outflows, excluding those related to operating activities, for each year were as follows:

				Change
				2007 vs.	2006 vs.
(in thousands)	2007	2006	2005	2006	2005

Purchases of marketable securities(1)	$1,057,460	$—	$—	$1,057,460	$—
Payments on long-term debt	326,582	51,362	26,338	275,220	25,024
Cash dividends paid to shareholders	52,048	66,973	81,271	(14,925)	(14,298)
Net payments on short-term debt	45,460	99,686	51,654	(54,226)	48,032
Purchases of capital assets	32,328	41,324	55,653	(8,996)	(14,329)
Payments for common shares repurchased	11,288	—	—	11,288	—
Payments for acquisitions, net of cash acquired	2,316	16,521	2,888	(14,205)	13,633

(1)	During 2007, we purchased short-term marketable securities using the proceeds from the $200.0 million debt we issued in May 2007, as well as using cash generated from operating activities. On October 1, 2007, we sold our remaining marketable securities and borrowed $120.0 million from our credit facility primarily to repay our $325.0 million debt maturity plus accrued interest.
          We believe future cash flows provided by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and dividend payments, for the next 12 months.

CAPITAL RESOURCES
          Our total debt was $844.0 million as of December 31, 2007, a decrease of $171.7 million from December 31, 2006.
Capital Structure

	December 31,
(in thousands)	2007	2006	Change

Amounts drawn on credit facilities	$67,200	$112,660	$(45,460)
Current portion of long-term debt	1,754	326,531	(324,777)
Long-term debt	775,086	576,590	198,496

Total debt	844,040	1,015,781	(171,741)
Shareholders’ equity (deficit)	42,162	(65,673)	107,835

Total capital	$886,202	$950,108	$(63,906)

          As of December 31, 2006, we were in a shareholders’ deficit position due to the required accounting treatment for share repurchases, completed primarily in 2002 and 2003. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings.
          We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.5 million shares remained available for purchase under this authorization as of December 31, 2007. We repurchased 0.4 million shares during 2007 for $11.3 million, and we repurchased an additional 0.6 million shares for $13.6 million through February 21, 2008. No shares were repurchased in 2006 or 2005. Further information regarding changes in shareholders’ equity (deficit) can be found in the consolidated statements of shareholders’ equity (deficit) appearing in Item 8 of this report.
Debt Structure

	December 31,
	2007		2006
		Weighted-		Weighted-
		average		average
		interest		interest
(in thousands)	Amount	rate	Amount	rate	Change

Fixed interest rate	$773,646	5.7%	$898,345	4.5%	$(124,699)
Floating interest rate	67,200	5.6%	112,660	6.0%	(45,460)
Capital leases	3,194	10.4%	4,776	10.4%	(1,582)

Total debt	$844,040	5.7%	$1,015,781	4.7%	$(171,741)

          Further information concerning our outstanding debt can be found under the caption “Note 13: Debt” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
          We do not anticipate retiring outstanding long-term debt as we believe that is not the best use of our financial resources at this time. However, we may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
          We currently have a $500.0 million commercial paper program in place which is supported by two committed lines of credit. Given our current credit ratings, the commercial paper market is not available to us. As necessary, we utilize our $500.0 million committed lines of credit to meet our working capital requirements. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on levels of subsidiary indebtedness. We were in compliance with all debt covenants as of December 31, 2007, and we expect to remain in compliance with all debt covenants throughout the next 12 months.
          As of December 31, 2007, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%
Total committed lines of credit	500,000
Amounts drawn on credit facilities	(67,200)
Outstanding letters of credit	(11,225)
Net available for borrowing as of December 31, 2007	$421,575

           Our current debt ratings as determined by Moody’s Investors Service (Moody’s) are Ba2 for our long-term debt and Ba2 for our corporate family rating with a stable outlook. In May 2007, Moody’s changed the rating outlook on our corporate family rating to stable from negative. Moody’s indicated that the change was due to our improved liquidity position and expectations that improving revenue performance and savings realized from our cost reduction program will continue to stabilize earnings. Our current long-term debt rating determined by Standard & Poor’s Ratings Services (S&P) is BB- with a stable outlook. In July 2007, S&P revised our rating outlook to stable from negative. S&P stated that the revision reflects stabilizing operating trends and adequate flexibility to sustain credit measures in line with the current rating over the intermediate term. Our credit agreements do not include covenants or events of default tied directly to our credit ratings. The $200.0 million notes we issued in May 2007 place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating.
CONTRACT ACQUISITION COSTS
          Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $14.2 million in 2007, $17.0 million in 2006 and $70.2 million in 2005. Changes in contract acquisition costs for the last three years were as follows:

(in thousands)	2007	2006	2005

Balance, beginning of year	$71,721	$93,664	$83,825
Additions	11,984	14,633	50,177
Amortization	(28,189)	(36,576)	(34,731)
Refunds from contract terminations	—	—	(5,607)

Balance, end of year	$55,516	$71,721	$93,664

          The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments increased in the mid-2000s, and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. The impact of these costs is the timing of cash flows. An up-front cash payment is made rather than providing higher product discount levels throughout the term of the contract. Beginning in 2006, we sought to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract. We plan to continue this strategy.
          Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $2.5 million as of December 31, 2007 and $2.7 million as of December 31, 2006. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $3.4 million as of December 31, 2007 and $5.4 million as of December 31, 2006.
OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS
          It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, including breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any likely liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
          We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

          As of December 31, 2007, our contractual obligations were as follows:

			2009 and	2011 and	2013 and
(in thousands)	Total	2008	2010	2012	thereafter

Long-term debt and related interest	$1,054,396	$43,844	$87,688	$387,063	$535,801
Amounts drawn on credit facilities	67,200	67,200	—	—	—
Capital lease obligation and related interest	3,507	2,004	1,503	—	—
Operating lease obligations	23,857	8,233	12,590	3,032	2
Purchase obligations	159,145	59,829	64,893	32,958	1,465
Other long-term liabilities	46,633	21,395	15,824	3,336	6,078

Total	$1,354,738	$202,505	$182,498	$426,389	$543,346

          Purchase obligations include amounts due under contracts with third party service providers. These contracts are primarily for information technology services. Additionally, purchase obligations include amounts due under Direct Checks direct mail advertising agreements and Direct Checks and Financial Services royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligations presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs. Certain of the contracts with third party service providers allow for early termination upon the payment of early termination fees. If we were to terminate these agreements, we would have incurred early termination fees of $37.5 million as of December 31, 2007.
          Other long-term liabilities consist primarily of amounts due for our postretirement benefit plans and liabilities for uncertain tax positions, deferred compensation and workers’ compensation. Of the $86.8 million reported as other long-term liabilities in our consolidated balance sheet as of December 31, 2007, $61.5 million is excluded from the obligations shown in the table above. The excluded amounts include the following:
•	Benefit payments for postretirement benefit plans – We have contributed funds to these plans for the purpose of funding our obligations. Thus, we have the option of paying benefits from the assets of the plans or from the general funds of the company. Additionally, we expect the plan assets to earn income over time. As such, we cannot predict when or if payments from the general funds of the company will be required. As of December 31, 2007, three of our postretirement benefit plans were underfunded by a total of $34.7 million.

•	Payments for uncertain tax positions – Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. Our liability for uncertain tax positions, including accrued interest and penalties, was $19.2 million as of December 31, 2007.

•	A portion of the amount due under our deferred compensation plan – Under this plan, employees begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur.

•	Insured environmental remediation costs – As of December 31, 2007, the majority of the costs included in our environmental accruals are covered by an environmental insurance policy which we purchased in 2002. The insurance policy does not cover properties acquired in acquisitions subsequent to 2002. The insurance policy covers pre-existing conditions from third-party claims and cost overruns through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. As a result, we expect to receive reimbursements from the insurance company for environmental remediation costs we incur for these insured sites. The related receivables from the insurance company are reflected in other current assets and other non-current assets in our consolidated balance sheets based on the amounts of our environmental accruals for insured sites.
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
CRITICAL ACCOUNTING POLICIES
          Management’s discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. During the first quarter of 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. Further information concerning the adoption of these standards can be found under the caption “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Goodwill and Indefinite-Lived Trade Names
          As of December 31, 2007, goodwill was comprised of the following:

(in thousands)

Acquisition of NEBS in June 2004	$493,889
Acquisition of Designer Checks, Inc. in February 2000	77,970
Acquisition of the Johnson Group in October 2006	7,320
Acquisition of Direct Checks in December 1987	4,267
Acquisition of Dots and Pixels, Inc. in July 2005	1,044
Acquisition of All Trade Computer Forms, Inc. in February 2007	804

Goodwill	$585,294

          Further information regarding the acquisitions which occurred during the past three years can be found under the caption “Note 4: Acquisitions and disposition” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Goodwill is tested for impairment on at least an annual basis and between annual evaluations if events or circumstances occur which could indicate impairment. As discussed earlier under Segment Results, our Direct Checks segment has been impacted by the decline in check usage, lower customer retention and lower direct mail consumer response rates. To date, we have been able to offset to a large degree the impact of the resulting volume decline through cost management efforts and revenue from new accessories and services. The impairment analysis completed during the third quarter of 2007 indicated no impairment of goodwill.
          We also have two indefinite-lived trade names, totaling $59.4 million as of December 31, 2007, related to the NEBS acquisition. We continually evaluate the remaining useful lives of these assets to determine whether events and circumstances continue to support an indefinite useful life. If we subsequently determine that one or both of these assets has a finite useful life, we will first test the asset for impairment and then amortize the asset over its estimated remaining useful life. Indefinite-lived trade names are tested for impairment on at least an annual basis and between annual evaluations if events or circumstances occur which could indicate that the asset is impaired. The annual impairment analysis completed during the third quarter of 2007 found no indication of impairment. The valuation determined that the fair value of these assets was $74.5 million, compared to the carrying value of $59.4 million. In determining the fair value, we assumed a discount rate of 10.3% and royalty rates of 2% and 5%. A one percentage point increase in the discount rate would reduce the indicated fair value of the assets by $8.3 million and a one percentage point decrease in the royalty rates would reduce the indicated fair value of the assets by $26.7 million. We are currently reassessing our branding strategy. Once this assessment is complete, we will evaluate the impact, if any, on the carrying value of our trade name intangible assets. An impairment loss may be required if future events cause a decrease in the indicated fair value of these assets.
          The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. If these estimates and assumptions change, we may be required to recognize impairment losses in the future.
Income Taxes
          When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected taxable income, statutory tax rates and tax credits allowed in the various jurisdictions in which we operate. In interim reporting periods, we use an estimate of our annual effective tax rate based on the facts available at the time. Changes in the mix or estimated amount of annual pre-tax income could impact our estimated effective tax rate in interim periods. In the event there is a significant unusual or one-time item recognized in our results of operations, the tax attributable to that item is separately calculated and recorded in the interim period the unusual or one-time item occurred. The actual effective tax rate is calculated at year-end.
          Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our statements of income. We must assess the likelihood that our deferred tax assets will be realized through future taxable income, and to the extent we believe that realization is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We had deferred tax assets in excess of deferred tax liabilities of $4.7 million as of December 31, 2007 and $2.5 million as of December 31, 2006, including valuation allowances of $0.6 million as of December 31, 2007 and $0.7 million as of December 31, 2006. The valuation allowances relate to Canadian operating loss carryforwards which we do not expect to realize.

          On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. Further information regarding the impact of adopting this new standard can be found under the caption “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. The total amount of unrecognized tax benefits as of December 31, 2007 was $14.4 million, excluding accrued interest and penalties. If the unrecognized tax benefits were recognized in our consolidated financial statements, $7.2 million would affect our effective tax rate. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2007, $4.8 million of interest and penalties was accrued, excluding the tax benefits of deductible interest. Examinations of our federal income tax returns for years prior to 2000 have been closed. Federal income tax returns for 2000 through 2004 have been examined by the Internal Revenue Service (IRS), while our federal income tax returns for 2005 through 2007 remain subject to IRS examination. In general, income tax returns for the years 2003 through 2007 remain subject to examination by major state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdictions. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.
          Changes in unrecognized tax benefits during 2007 can be found under the caption: “Note 9: Income tax provision” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $7.0 million to an increase of $1.1 million as we attempt to settle certain federal and state matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes may have on our effective tax rate or cash flows.
          During 2006, we reduced our income tax provision $1.5 million for net accrual reversals related to settled issues, primarily resulting from the expiration of the statutes of limitations in various state income tax jurisdictions. Also during 2006, we reduced our income tax provision $5.0 million for the true-up of certain deferred income tax balances. As this item was not material to 2006 or prior periods, we recorded a one-time, discrete benefit to our provision for income taxes for 2006. No significant adjustments to our provision for income taxes related to reserves for contingent tax liabilities or deferred income taxes were recorded during 2005.
Postretirement Benefits
          Detailed information regarding our postretirement benefit plan, including a description of the plan, its related future cash flows, plan assets and the actuarial assumptions used in accounting for the plan, can be found under the caption: “Note 12: Pension and other postretirement benefits” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
          Our net postretirement benefit expense was $4.8 million for 2007 and $7.8 million for 2006 and 2005. Our business segments record postretirement benefit expense in cost of goods sold and SG&A expense, based on the composition of their workforces. Our postretirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, the expected health care cost trend rate and the average remaining life expectancy of plan participants. We analyze the assumptions used each year when we complete our actuarial valuation of the plan. If the assumptions utilized in determining our postretirement benefit expense and liability differ from actual events, our results of operations for future periods could be impacted.

          Discount rate - The discount rate is used to reflect the time value of money. It is the assumed rate at which future postretirement benefits could be effectively settled. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. In determining the discount rate, we utilize yield curve approaches to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. Additionally, we consider Moody’s high quality corporate bond rates when selecting our discount rate. In measuring the accumulated postretirement benefit obligation as of December 31, 2007, we assumed a discount rate of 6.2%. A 0.25 point change in the discount rate would increase or decrease our annual postretirement benefit expense by approximately $0.2 million and would increase or decrease our postretirement benefit obligation by approximately $2.9 million.
          Expected long-term rate of return on plan assets - The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. We base this assumption on an evaluation of our historical trends and experience, taking into account current and expected market conditions. In measuring the net postretirement benefit expense for 2007, we assumed an expected long-term rate of return on plan assets of 8.75%. A 0.25 point change in this assumption would increase or decrease our annual postretirement benefit expense by approximately $0.3 million.
          Expected health care cost trend rate - The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. In measuring the accumulated postretirement benefit obligation as of December 31, 2007, our initial health care inflation rate for 2008 was assumed to be 8.25% for participants under the age of 65 and 9.25% for participants over the age of 65. Our ultimate health care inflation rate was assumed to be 5.25% in 2012 and beyond for participants under the age of 65 and 5.25% in 2014 and beyond for participants over the age of 65. A one percentage point increase in the health care inflation rate for each year would increase the accumulated postretirement benefit obligation by $2.8 million and the service and interest cost components of our annual postretirement benefit expense by $0.2 million. A one percentage point decrease in the health care inflation rate for each year would decrease the accumulated postretirement benefit obligation by $2.5 million and the service and interest cost components of our annual postretirement benefit expense by $0.1 million.
          Average remaining life expectancy of plan participants - In determining the average remaining life expectancy of plan participants, our actuaries use a mortality table which includes estimated death rates for each age. We use the RP-2000 Combined Healthy Participant Mortality Table in determining this assumption.
          When actual events differ from our assumptions or when we change the assumptions used, an unrecognized actuarial gain or loss results. Unrecognized gains and losses are reflected in postretirement benefit expense over the average remaining service period of plan participants, which is currently 8.8 years. As of December 31, 2007 and 2006, our unrecognized net actuarial loss was $96.7 million and $97.9 million, respectively, and was comprised of the following:

(in thousands)	2007	2006

Claims experience	$23,938	$18,454
Health care cost trend	21,242	23,620
Discount rate assumption	19,105	27,246
Return on plan assets	9,148	10,271
Other	23,299	18,326

Unrecognized net actuarial loss	$96,732	$97,917

Restructuring Accruals
          Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. Cost management is one of our strategic objectives and we are continually seeking ways to lower our cost structure. The 2004 acquisition of NEBS resulted in even larger restructuring accruals as we combined the two companies and exited certain activities. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as many times employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. We reversed previously recorded restructuring accruals of $2.6 million in 2007, $0.2 million in 2006 and $0.6 million in 2005 primarily as a result of fewer employees receiving severance benefits than originally estimated. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
NEW ACCOUNTING PRONOUNCEMENTS
          Information regarding the accounting pronouncements adopted during 2007 can be found under the caption: “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which modifies the required accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” SFAS No. 141(R) changes the accounting for business acquisitions and will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to any business combinations completed on or after January 1, 2009.
          In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under SFAS No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. Beginning in 2008, we will utilize a more detailed calculation of the expected option term based on our historical option exercise data.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During 2007, we used our committed lines of credit to fund working capital and debt service requirements. Additionally, we issued $200.0 million of fixed-rate long-term debt in May 2007. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2007, our total debt was comprised of the following:

			Weighted-
			average
	Carrying		interest
(in thousands)	amount	Fair value(1)	rate

Long-term notes maturing December 2012	$299,062	$261,000	5.00%
Long-term notes maturing October 2014	274,584	229,625	5.13%
Long-term notes maturing June 2015	200,000	199,250	7.38%
Amounts drawn on credit facilities	67,200	67,200	5.62%
Capital lease obligation maturing through September 2009	3,194	3,194	10.41%

Total debt	$844,040	$760,269	5.67%

(1)	Based on quoted market rates as of December 31, 2007, except for our capital lease obligations which are shown at carrying value.
          Although the fair value of our long-term debt is less than its carrying amount, we do not anticipate settling our outstanding debt at its reported fair value. We do not believe that settling our long-term notes is the best use of our financial resources at this time.
          Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.5 million for 2007.
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
Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Accounting Firm
To the Shareholders and Board of Directors of Deluxe Corporation:
          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
          As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for the funded status of its defined benefit pension and other postretirement benefit plans effective December 31, 2006. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain income tax positions and the Company changed the measurement date it uses to measure the funded status of its defined benefit pension and other postretirement benefit plans.
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
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 22, 2008

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)

	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$21,615	$11,599
Trade accounts receivable-net of allowances for uncollectible accounts	85,687	103,014
Inventories and supplies	32,279	42,854
Deferred income taxes	14,901	18,776
Cash held for customers	23,285	13,758
Other current assets	14,178	12,116

Total current assets	191,945	202,117
Long-Term Investments (including $3,025 of investments at fair value in 2007 - see Note 1)	36,013	35,985
Property, Plant, and Equipment-net of accumulated depreciation	139,245	142,247
Intangibles-net of accumulated amortization	148,487	178,537
Goodwill	585,294	590,543
Other Non-Current Assets	109,771	117,703

Total assets	$1,210,755	$1,267,132

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$78,871	$78,489
Accrued liabilities	149,763	146,823
Short-term debt	67,200	112,660
Long-term debt due within one year	1,754	326,531

Total current liabilities	297,588	664,503
Long-Term Debt	775,086	576,590
Deferred Income Taxes	10,194	16,315
Other Non-Current Liabilities	86,780	75,397
Commitments and Contingencies (Notes 9, 13 and 14)
Shareholders’ Equity (Deficit):
Common shares $1 par value (authorized: 500,000 shares; issued: 2007 - 51,887; 2006 - 51,519)	51,887	51,519
Additional paid-in capital	65,796	50,101
Accumulated deficit	(37,530)	(125,420)
Accumulated other comprehensive loss	(39,046)	(41,873)

Total shareholders’ equity (deficit)	41,107	(65,673)

Total liabilities and shareholders’ equity (deficit)	$1,210,755	$1,267,132

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenue	$1,606,367	$1,639,654	$1,716,294
Cost of goods sold	586,561	613,279	608,361

Gross Profit	1,019,806	1,026,375	1,107,933

Selling, general and administrative expense	756,034	787,960	803,633
Asset impairment loss	—	44,698	—
Net gain on sale of product line and assets held for sale	(3,773)	(4,582)	(539)

Operating Income	267,545	198,299	304,839

Interest expense	(55,294)	(56,661)	(56,604)
Other income	5,403	903	2,499

Income Before Income Taxes	217,654	142,541	250,734

Income tax provision	74,139	41,983	92,771

Income From Continuing Operations	143,515	100,558	157,963

Income (Loss) From Discontinued Operations	—	396	(442)

Net Income	$143,515	$100,954	$157,521

Basic Earnings per Share:
Income from continuing operations	$2.79	$1.97	$3.12
Income (loss) from discontinued operations	—	0.01	(0.01)
Basic earnings per share	2.79	1.98	3.11

Diluted Earnings per Share:
Income from continuing operations	$2.76	$1.95	$3.10
Income (loss) from discontinued operations	—	0.01	(0.01)
Diluted earnings per share	2.76	1.96	3.09

Cash Dividends per Share	$1.00	$1.30	$1.60
See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Net Income	$143,515	$100,954	$157,521

Other Comprehensive Income, Net of Tax:
Reclassification of loss on derivative instruments from other comprehensive income to net income	2,281	2,559	2,576

Pension and postretirement benefit plans:
Minimum pension liability adjustment	—	(269)	—
Net actuarial loss arising during the period	(6,094)	—	—
Reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	(2,468)	—	—
Amortization of net actuarial loss	6,156	—	—

Unrealized foreign currency translation adjustment	3,263	255	114

Unrealized gains on securities:
Unrealized holding gains arising during the year	—	268	99
Less reclassification adjustments for gains included in net income	—	(89)	(146)

Other Comprehensive Income	3,138	2,724	2,643

Comprehensive Income	$146,653	$103,678	$160,164

Related Tax (Expense) Benefit of Other Comprehensive Income Included in Above Amounts:
Reclassification of loss on derivative instruments from other comprehensive income to net income	$(1,356)	$(1,493)	$(1,500)

Pension and postretirement benefit plans:
Minimum pension liability adjustment	—	151	—
Net actuarial loss arising during the period	3,659	—	—
Reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	1,491	—	—
Amortization of net actuarial loss	(3,708)	—	—

Unrealized gains on securities:
Unrealized holding gains arising during the year	—	(191)	(67)
Less reclassification adjustments for gains included in net income	—	63	99
See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

					Accumulated
	Common shares		Additional		other	Total
	Number	Par	paid-in	Accumulated	comprehensive	shareholders'
	of shares	value	capital	deficit	loss	equity (deficit)

Balance, December 31, 2004	50,266	$50,266	$20,761	$(235,651)	$(13,867)	$(178,491)
Net income	—	—	—	157,521	—	157,521
Cash dividends	—	—	—	(81,271)	—	(81,271)
Common shares issued	529	529	10,718	—	—	11,247
Tax impact of share-based awards	—	—	1,593	—	—	1,593
Common shares retired	(62)	(62)	(2,209)	—	—	(2,271)
Fair value of share-based compensation	2	2	7,001	—	—	7,003
Loss on derivatives, net of tax	—	—	—	—	2,576	2,576
Currency translation adjustment	—	—	—	—	114	114
Unrealized loss on securities, net of tax	—	—	—	—	(47)	(47)

Balance, December 31, 2005	50,735	50,735	37,864	(159,401)	(11,224)	(82,026)
Net income	—	—	—	100,954	—	100,954
Cash dividends	—	—	—	(66,973)	—	(66,973)
Common shares issued	810	810	8,126	—	—	8,936
Tax impact of share-based awards	—	—	728	—	—	728
Reclassification of share-based awards to accrued liabilities (Note 1)	—	—	(1,919)	—	—	(1,919)
Common shares retired	(31)	(31)	(724)	—	—	(755)
Fair value of share-based compensation	5	5	6,026	—	—	6,031
Minimum pension liability, net of tax	—	—	—	—	(269)	(269)
Adoption of FASB Statement No. 158, net of tax (Note 12)	—	—	—	—	(33,373)	(33,373)
Loss on derivatives, net of tax	—	—	—	—	2,559	2,559
Currency translation adjustment	—	—	—	—	255	255
Unrealized gain on securities, net of tax	—	—	—	—	179	179

Balance, December 31, 2006	51,519	51,519	50,101	(125,420)	(41,873)	(65,673)
Net income	—	—	—	143,515	—	143,515
Cash dividends	—	—	—	(52,048)	—	(52,048)
Common shares issued	767	767	15,971	—	—	16,738
Tax impact of share-based awards	—	—	297	—	—	297
Common shares repurchased	(359)	(359)	(10,929)	—	—	(11,288)
Other common shares retired	(40)	(40)	(1,354)	—	—	(1,394)
Fair value of share-based compensation	—	—	11,710	—	—	11,710
Adoption of measurement date provision of FASB Statement No. 158, net of tax (Note 1)	—	—	—	(745)	(69)	(814)
Adoption of FIN No. 48 (Note 1)	—	—	—	(3,074)	—	(3,074)
Adoption of FASB Statement No. 159, net of tax (Note 1)	—	—	—	242	(242)	—
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	—	(2,406)	(2,406)
Loss on derivatives, net of tax	—	—	—	—	2,281	2,281
Currency translation adjustment	—	—	—	—	3,263	3,263

Balance, December 31, 2007	51,887	$51,887	$65,796	$(37,530)	$(39,046)	$41,107

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$143,515	$100,954	$157,521
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net (income) loss from discontinued operations	—	(396)	442
Depreciation	21,981	25,483	28,993
Amortization of intangibles	45,910	59,387	79,355
Asset impairment loss	—	44,698	—
Amortization of contract acquisition costs	28,189	36,576	34,731
Employee share-based compensation expense	13,533	6,191	7,003
Deferred income taxes	5,280	(37,375)	(11,923)
Other non-cash items, net	15,097	4,018	12,671
Changes in assets and liabilities, net of effects of acquisitions, product line disposition and discontinued operations:
Trade accounts receivable	6,563	(2,154)	(2,594)
Inventories and supplies	(779)	(505)	(2,030)
Other current assets	3,785	28,921	(5,716)
Non-current assets	(1,989)	(7,153)	8,325
Accounts payable	189	(7,852)	(5,035)
Contract acquisition payments	(14,230)	(17,029)	(70,169)
Other accrued and other non-current liabilities	(22,328)	5,577	(53,295)

Net cash provided by operating activities of continuing operations	244,716	239,341	178,279

Cash Flows from Investing Activities:
Purchases of capital assets	(32,328)	(41,324)	(55,653)
Payments for acquisitions, net of cash acquired	(2,316)	(16,521)	(2,888)
Purchases of marketable securities	(1,057,460)	—	—
Proceeds from sales of marketable securities	1,057,460	—	—
Proceeds from sale of product line and facilities	19,214	9,247	2,618
Proceeds from redemptions of life insurance policies	—	15,513	—
Other	4,459	(89)	6

Net cash used by investing activities of continuing operations	(10,971)	(33,174)	(55,917)

Cash Flows from Financing Activities:
Net payments on short-term debt	(45,460)	(99,686)	(51,654)
Proceeds from issuance of long-term debt, net of debt issuance costs	196,329	—	—
Payments on long-term debt	(326,582)	(51,362)	(26,338)
Change in book overdrafts	(3,006)	3,285	5,200
Proceeds from issuing shares under employee plans	15,923	8,936	11,247
Excess tax benefit from share-based employee awards	1,242	1,213	—
Payments for common shares repurchased	(11,288)	—	—
Cash dividends paid to shareholders	(52,048)	(66,973)	(81,271)

Net cash used by financing activities of continuing operations	(224,890)	(204,587)	(142,816)

Effect of Exchange Rate Change on Cash	1,161	158	202
Cash Provided (Used) by Operating Activities of Discontinued Operations	—	23	(4,152)
Cash Provided by Investing Activities — Net Proceeds from Sale	—	2,971	15,779

Net Change in Cash and Cash Equivalents	10,016	4,732	(8,625)
Cash and Cash Equivalents:
Beginning of Year	11,599	6,867	15,492

End of Year	$21,615	$11,599	$6,867

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Significant accounting policies
          Consolidation - The consolidated financial statements include the accounts of Deluxe Corporation and all majority owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated.
          Use of estimates - We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In this process, it is necessary for us to make certain assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all available information. However, actual results can differ from assumed and estimated amounts.
          Foreign currency translation - The financial statements of our foreign subsidiaries are measured in the respective subsidiaries’ functional currencies, primarily Canadian dollars, and are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the year. The resulting translation gains and losses are reflected in accumulated other comprehensive loss in the shareholders’ equity (deficit) section of our consolidated balance sheets. Foreign currency transaction gains and losses are recorded in other income in our consolidated statements of income.
          Cash and cash equivalents - We consider all cash on hand and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value. As a result of our cash management system, checks issued by us but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in accounts payable and totaled $13.5 million as of December 31, 2007 and $16.5 million as of December 31, 2006.
          Marketable securities - Marketable securities which were purchased and sold during 2007 consisted of investments in tax-exempt mutual funds. They were classified as available for sale and were carried at fair value on the consolidated balance sheet, based on quoted prices in active markets for identical assets. The cost of securities sold was determined using the specific identification method.
          Trade accounts receivable - Trade accounts receivable are initially recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts, we take several factors into consideration including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for uncollectible accounts are included in selling, general and administrative (SG&A) expense in our consolidated statements of income. The point at which uncollected accounts are written off varies by type of customer, but does not exceed one year from the date of sale.
          Inventories and supplies - Inventories and supplies are stated at the lower of average cost or market. Average cost approximates computation on a first-in, first-out basis. Supplies consist of items not used directly in the production of goods, such as maintenance and janitorial supplies utilized in the production area.
          Cash held for customers - As part of our Canadian payroll services business, we collect funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients’ employees and the appropriate taxing authorities. These funds are reported as cash held for customers in our consolidated balance sheets. The corresponding liability for these obligations is included in accrued liabilities in our consolidated balance sheets.
          Long-term investments - Long-term investments consist primarily of cash surrender values of life insurance contracts. The carrying amounts reported in the consolidated balance sheets for these investments approximate fair value. Additionally, long-term investments include investments in domestic mutual funds totaling $3.0 million as of December 31, 2007 and $3.3 million as of December 31, 2006. Effective January 1, 2007, we elected to report these investments using the fair value option under Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. As such, these investments were reported as trading securities as of December 31, 2007, and unrealized gains and losses generated during 2007 were reflected in other income in our consolidated statement of income. As of December 31, 2006, the mutual fund investments were classified as available for sale securities, and unrealized gains and losses, net of tax, were reported in accumulated other comprehensive loss in the shareholders’ equity (deficit) section of our consolidated balance sheet. The investments are carried at fair value, based on quoted prices in active markets for identical assets. Changes in the fair value of these investments have historically been insignificant and were insignificant during 2007. Realized gains and losses and permanent declines in value are included in other income in our consolidated statements of income. The cost of securities sold is determined using the average cost method.
          Property, plant and equipment - Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are stated at historical cost. Buildings are assigned 40-year lives and machinery and equipment are generally assigned lives ranging from one to 11 years, with a weighted-average life of 8.3 years as of December 31, 2007. Buildings, machinery and equipment are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Gains or losses resulting from the disposition of property, plant and equipment are included in SG&A expense in the consolidated statements of income, with the exception of facility sales. Such sales are reported separately in the consolidated statements of income.
          Intangibles - Intangible assets are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from one to 15 years, with a weighted-average life of 5.8 years as of December 31, 2007. Customer lists and distributor contracts are amortized using accelerated methods. Certain trade name assets have been assigned indefinite lives. As such, these assets are not amortized, but are subject to impairment testing on at least an annual basis. Gains or losses resulting from the disposition of intangibles are included in SG&A expense in the consolidated statements of income.
          We capitalize costs of software developed or obtained for internal use, including website development costs, once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when significant, while developing internal-use software. Costs incurred in populating websites with information about the company or products are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. The carrying value of internal-use software is reviewed in accordance with our policy on impairment of long-lived assets and amortizable intangibles.
          Impairment of long-lived assets and amortizable intangibles - We evaluate the recoverability of property, plant, equipment and amortizable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. As quoted market prices are not available for the majority of our assets, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.
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
          Impairment of non-amortizable intangibles and goodwill - In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate the carrying value of non-amortizable trade names and goodwill during the third quarter of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.
          We compare the carrying amount of non-amortizable trade names to their estimated fair values. Should the estimated fair value be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The estimate of fair value is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted.
          When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. For reasonableness, the summation of our reporting units’ fair values is compared to our market capitalization. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The evaluations performed during 2007, 2006 and 2005 did not identify any goodwill impairment losses.
          Contract acquisition costs - We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs, which are essentially pre-paid product discounts, consist of cash payments or accruals related to amounts owed to financial institution clients by our Financial Services segment. Contract acquisition costs are generally amortized as reductions of revenue on the straight-line basis over the related contract term. Currently, these amounts are being amortized over periods ranging from one to 10 years, with a weighted-average life of 5.6 years as of December 31, 2007. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Should a financial institution cancel a contract prior to the agreement’s termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets.
          Advertising costs - Deferred advertising costs include materials, printing, labor and postage costs related to direct response advertising programs of our Direct Checks and Small Business Services segments. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, especially with regard to check re-orders which can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting our results of operations during the period in which the change occurred and in subsequent periods. For our Direct Checks segment, approximately 82% of the costs of individual advertisements are expensed within six months of the advertisement. The majority of the deferred advertising costs of our Small Business Services segment are fully amortized within six months of the advertisement. Deferred advertising costs are included in other non-current assets in the consolidated balance sheets, as portions are amortized over periods in excess of one year.
          Non-direct response advertising projects are expensed the first time the advertising takes place. Catalogs provided to financial institution clients of the Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense for continuing operations was $123.3 million in 2007, $118.1 million in 2006 and $135.2 million in 2005.
          Restructuring accruals - Over the past several years, we have recorded restructuring accruals as a result of facility closings and cost management efforts. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as many times employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from actual employee behavior, subsequent adjustments to restructuring accruals have been and will be required. Restructuring accruals are included in accrued liabilities and other non-current liabilities in our consolidated balance sheets.
          Deferred income taxes - Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax reporting bases. Current deferred tax assets and liabilities are netted in the consolidated balance sheets, as are long-term deferred tax assets and liabilities. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.
          Derivative financial instruments - In the past, we have used derivative financial instruments to hedge interest rate exposures related to the issuance of long-term debt (see Note 8). We do not use derivative financial instruments for speculative or trading purposes.
          We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically either in income or in shareholders’ equity (deficit) as a component of accumulated other comprehensive loss, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portion of the change in the fair value of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive loss net of tax. We present amounts used to settle cash flow hedges as financing activities in our consolidated statements of cash flows. Changes in fair values of derivatives not qualifying as hedges are reported in income.
          Revenue recognition - We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Our services, which account for the remainder of our revenue, consist primarily of fraud prevention and payroll services. We recognize these service revenues as the services are provided.
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
          Employee share-based compensation - On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Prior to this, we were applying the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in our accounting for employee share-based compensation awards. We adopted SFAS No. 123 on January 1, 2004, using the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As such, our results of operations for all periods presented include compensation expense for all outstanding employee share-based awards. The adoption of SFAS No. 123(R) had the following impacts on our consolidated financial statements:
•	Effective January 1, 2006, a portion of our restricted stock unit awards were reclassified from shareholders’ deficit to accrued liabilities in our consolidated balance sheet. Certain of these awards may be settled in cash if an employee voluntarily chooses to leave the company. Under the provisions of SFAS No. 123(R), these awards must be classified as liabilities in the consolidated balance sheet and must be re-measured at fair value as of each balance sheet date. The amount reclassified as of January 1, 2006 totaled $1.9 million, which approximated the fair value of these awards on their grant dates. The re-measurement of these awards, including the effect of the change in accounting principle in 2006, resulted in a $14,000 decrease in SG&A expense in 2007 and a $0.6 million decrease in SG&A expense in 2006. The cumulative effect of the change in accounting principle in 2006 was not presented separately in the consolidated statement of income, as it was not material.

•	We modified our method of recognizing compensation expense for share-based awards granted to individuals achieving “qualified retiree” status prior to completion of the options’ normal vesting period. Previously, we recognized expense for such awards over their applicable vesting period, with cost recognition accelerated if and when an employee retired with qualified retiree status. Upon adoption of SFAS No. 123(R), we are required to recognize the entire expense for these awards over the period from the date of grant until the date an employee is expected to achieve qualified retiree status under the terms of the applicable award agreement. This change is applied only to new awards granted after January 1, 2006. The terms of our awards granted subsequent to January 1, 2006 require that the compensation committee of our board of directors determine on an individual basis whether an employee is a qualified retiree upon their termination of employment with the company. As such, we do not accelerate the recognition of expense on these awards until the compensation committee makes this determination. If we had applied this expense recognition methodology to awards granted prior to January 1, 2006, it would have increased diluted earnings per share $0.01 for 2007 and 2006. This methodology would have had no impact on diluted earnings per share for 2005.

•	In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an alternative method for calculating the net excess tax benefits available to absorb tax deficiencies as required under SFAS No. 123(R). We elected to utilize the transition method outlined in this FSP in accounting for the income tax consequences of employee share-based compensation awards. Upon the adoption of SFAS No. 123(R), we had a positive income tax windfall pool.

•	SFAS No. 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, we reported these amounts as a component of cash flows from operating activities. For 2005, $1.6 million was included in cash provided by operating activities of continuing operations for the excess tax benefit of employee share-based awards.
          The adoption of SFAS No. 123(R) had the following dollar impacts on our 2006 consolidated statement of income and our consolidated statement of cash flows:

(in thousands, except per share amounts)	Increase

Income before income taxes	$649
Income from continuing operations	435
Net income	435
Earnings per share — basic	0.01
Earnings per share — diluted	—
Cash provided by financing activities	1,213
          Earnings per share - Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted-average number of common shares outstanding during the year, adjusted to give effect to potential common shares such as stock options, restricted stock units and unvested restricted stock issued under our stock incentive plan (see Note 10). When determining the denominator for the diluted earnings per share calculation under the treasury stock method, we exclude from assumed proceeds the impact of pro forma deferred tax assets.
          Comprehensive income - Comprehensive income includes charges and credits to shareholders’ equity (deficit) that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, gains and losses on derivative instruments, changes in the funded status and amortization of amounts related to our pension and postretirement benefit plans, and foreign currency translation adjustments. In previous years, total comprehensive income also included minimum pension liability adjustments and unrealized gains and losses on securities. These items are no longer included in comprehensive income due to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The items of comprehensive income, with the exception of net income, are included in accumulated other comprehensive loss in our consolidated balance sheets and statements of shareholders’ equity (deficit).

          Recently adopted accounting pronouncements - On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in our judgment is greater than 50% likely to be realized. The adoption of FIN No. 48 impacted our consolidated balance sheet as of January 1, 2007 as follows:

Increase/
(in thousands)	(decrease)

Current deferred income taxes	$59
Goodwill	576
Other non-current assets	330
Accrued liabilities	(8,332)
Other non-current liabilities	20,139
Non-current deferred income taxes	(7,768)
Accumulated deficit	3,074
          The total amount of unrecognized tax benefits as of January 1, 2007 was $16.2 million, excluding accrued interest and penalties. If the unrecognized tax benefits were recognized in our consolidated financial statements, $8.6 million would affect our effective tax rate. Interest and penalties recorded for uncertain tax positions were included in our provision for income taxes in the consolidated statements of income prior to the adoption of FIN No. 48, and we continue this classification subsequent to the adoption of FIN No. 48. As of January 1, 2007, $4.7 million of interest and penalties was accrued, excluding the tax benefits of deductible interest.
          On January 1, 2007, we adopted the measurement date provision of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to measure the funded status of a plan as of the date of its year-end balance sheet. We historically used a September 30 measurement date. To transition to a December 31 measurement date, we completed plan measurements for our postretirement benefit and pension plans as of December 31, 2006. In accordance with SFAS No. 158, postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, as calculated based on the September 30, 2006 measurement date, was recorded as an increase to accumulated deficit of $0.7 million, net of tax, as of January 1, 2007. Additionally, we adjusted our postretirement assets and liabilities to reflect the funded status of the plans, as calculated based on the December 31, 2006 measurement date. This adjustment, along with the postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, resulted in an increase in other comprehensive loss of $0.1 million, net of tax, as of January 1, 2007. Postretirement benefit expense reflected in our 2007 consolidated statement of income is based on the December 31, 2006 measurement date. Further information regarding the expense included in our consolidated statements of income can be found in Note 12: Pension and other postretirement benefits.
          On January 1, 2007, we adopted SFAS No. 157, Fair Value Measurements. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP) in the United States. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Because we adopted SFAS No. 157 on January 1, 2007, the delay outlined in FSP No. FAS 157-2 does not apply to us.
          On a recurring basis we are required to measure the following assets at fair value: available for sale marketable securities; a long-term mutual fund investment accounted for under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities; plan assets of our postretirement benefit and pension plans; indefinite-lived intangible assets; and goodwill. The fair values of marketable securities, the long-term mutual fund investment and substantially all of the plan assets of our postretirement benefit and pension plans are based on quoted prices in active markets for identical assets. Fair values for indefinite-lived intangible assets and goodwill are calculated as discussed in our accounting policy regarding impairment of non-amortizable intangibles and goodwill. During 2007, only the required annual impairment analysis of indefinite-lived intangibles and goodwill was performed, as there were no indicators of impairment during the year. In addition, for disclosure purposes, we are required to measure the fair value of our outstanding debt, with the exception of our capital lease obligation. The fair value of debt is determined using quoted prices in active markets for identical liabilities. Information regarding the fair value of debt can be found in Note 13: Debt.

          No marketable securities were held as of December 31, 2007. Information regarding the fair value of plan assets of our postretirement benefit and pension plans can be found in Note 12: Pension and other postretirement benefits. Other assets measured at fair value during 2007 were as follows:

		Fair value measurements using
		Quoted prices
	Fair value	in active	Significant	Significant
	as of	markets for	other	unobservable
	measurement	identical assets	observable	inputs
(in thousands)	date	(Level 1)	inputs (Level 2)	(Level 3)

Long-term mutual fund investment	$3,025	$3,025	$—	$—
Indefinite-lived trade names	74,503	—	—	74,503
Goodwill(1)	2,494,281	—	—	2,494,281

(1)	Fair value represents the fair value of reporting units to which goodwill is assigned. Because the fair value of our reporting units was greater than the carrying value of our reporting units, the implied fair value of goodwill was not required to be calculated.
          Gains of $0.2 million for our long-term mutual fund investment were included in SG&A expense during 2007. No gains or losses related to our other fair value measurements were recorded during 2007.
           Changes during 2007 in the fair value of assets valued using unobservable inputs we developed, known as Level 3 fair value measurements under SFAS No. 157, Fair Value Measurements, were as follows:

	Indefinite-
	lived
(in thousands)	intangibles	Goodwill	Total

Fair value, December 31, 2006	$73,012	$1,939,403	$2,012,415
Unrealized gain(1)	1,491	554,878	556,369

Fair value, December 31, 2007	$74,503	$2,494,281	$2,568,784

(1)	The change in fair value is not reflected in our consolidated financial statements.
          On January 1, 2007, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard permits companies to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. We have elected the fair value option for a mutual fund investment previously classified as available for sale. This investment was carried at fair value on our consolidated balance sheets. However, under the fair value option, unrealized gains and losses are now reflected in our consolidated statements of income, as opposed to being recorded in accumulated other comprehensive loss on the consolidated balance sheets. This investment corresponds to our liability under an officers’ deferred compensation plan. This deferred compensation plan is not available to new participants and is fully funded by the mutual fund investment. The liability under the plan equals the fair value of the mutual fund investment, so changes in the value of both the plan asset and the liability are now netted in the consolidated statements of income. This mutual fund investment had a fair value of $3.0 million as of December 31, 2007 and $3.3 million as of December 31, 2006, and is included in long-term investments on our consolidated balance sheets. The long-term investments caption on our consolidated balance sheet also includes life insurance policies which are recorded at their cash surrender values. The fair value of the mutual fund investment is determined using quoted prices in active markets for identical assets. Changes in the fair value of this investment have historically been insignificant and were insignificant during 2007. As required by SFAS No. 159, the cumulative unrealized gain related to this mutual fund investment of $0.2 million, net of tax, as of January 1, 2007, was reclassified from accumulated other comprehensive loss to accumulated deficit as of January 1, 2007. The unrealized pre-tax gain on this investment as of January 1, 2007 was $0.4 million.

          Accounting pronouncements not yet adopted - In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which modifies the required accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” SFAS No. 141(R) changes the accounting for business acquisitions and will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to any business combinations completed on or after January 1, 2009.
          In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under SFAS No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. Beginning in 2008, we will utilize a more detailed calculation of the expected option term based on our historical option exercise data.
Note 2: Supplementary balance sheet and cash flow information
          Marketable securities — Marketable securities purchased and sold during 2007 consisted of investments in tax-exempt mutual funds. The funds were comprised of variable rate demand notes, municipal bonds and notes, and commercial paper. The cost of these investments equaled their fair value due to the short-term duration of the underlying investments. No realized or unrealized gains or losses on marketable securities were generated during 2007. Purchases of and proceeds from sales of available for sale marketable securities were $1,057.5 million for 2007. We held no marketable securities at December 31, 2007.
          Trade accounts receivable - Net trade accounts receivable was comprised of the following at December 31:

(in thousands)	2007	2006

Trade accounts receivable	$92,881	$111,203
Allowances for uncollectible accounts	(7,194)	(8,189)

Trade accounts receivable — net	$85,687	$103,014

          Changes in the allowances for uncollectible accounts were as follows:

(in thousands)	2007	2006	2005

Balance, beginning of year	$8,189	$7,903	$5,199
Bad debt expense	8,448	8,956	8,808
Write-offs, net of recoveries	(9,443)	(8,670)	(6,104)

Balance, end of year	$7,194	$8,189	$7,903

          Inventories and supplies - Inventories and supplies were comprised of the following at December 31:

(in thousands)	2007	2006

Raw materials	$6,803	$7,663
Semi-finished goods	10,886	13,761
Finished goods	8,499	11,257

Total inventories	26,188	32,681
Supplies, primarily production	6,091	10,173

Inventories and supplies	$32,279	$42,854

          Property, plant and equipment - Property, plant and equipment was comprised of the following at December 31:

(in thousands)	2007	2006

Land and land improvements	$35,895	$35,593
Buildings and building improvements	133,852	132,771
Machinery and equipment	296,240	291,838

Total	465,987	460,202
Accumulated depreciation	(326,742)	(317,955)

Property, plant and equipment — net	$139,245	$142,247

          Intangibles - Intangibles were comprised of the following at December 31:

	2007			2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Indefinite-lived:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400

Amortizable intangibles:
Internal-use software	278,802	(243,483)	35,319	264,847	(228,719)	36,128
Customer lists	110,165	(85,199)	24,966	114,344	(71,088)	43,256
Distributor contracts	30,900	(19,016)	11,884	30,900	(14,552)	16,348
Trade names	30,369	(16,708)	13,661	31,644	(12,350)	19,294
Other	7,667	(4,410)	3,257	7,596	(3,485)	4,111

Amortizable intangibles	457,903	(368,816)	89,087	449,331	(330,194)	119,137

Intangibles	$517,303	$(368,816)	$148,487	$508,731	$(330,194)	$178,537

          Total amortization of intangibles was $45.9 million in 2007, $59.4 million in 2006 and $79.4 million in 2005. Of these amounts, amortization of internal-use software was $16.6 million in 2007, $25.2 million in 2006 and $38.2 million in 2005. Based on the intangibles in service as of December 31, 2007, estimated amortization expense for each of the next five years ending December 31 is as follows:

(in thousands)

2008	$36,842
2009	24,464
2010	10,056
2011	5,403
2012	2,605
     We acquire internal-use software in the normal course of business. In conjunction with acquisitions (see Note 4), we also acquired certain other amortizable intangible assets. The following intangible assets were acquired during the years indicated:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		average		average		average
		amortization		amortization		amortization
(in thousands)	Amount	period	Amount	period	Amount	period

Customer lists	$—	—	$4,200	5 years	$971	9 years
Internal-use software	17,398	4 years	18,984	3 years	38,220	5 years
Trade names	—	—	1,400	5 years	—	—
Other	—	—	—	—	674	5 years

Acquired intangibles	$17,398	4 years	$24,584	4 years	$39,865	5 years

     Goodwill – As of December 31, 2007, goodwill was comprised of the following:

(in thousands)

Acquisition of New England Business Service, Inc. (NEBS) in June 2004	$493,889
Acquisition of Designer Checks, Inc. in February 2000(1)	77,970
Acquisition of the Johnson Group in October 2006 (see Note 4)(1)	7,320
Acquisition of Direct Checks in December 1987	4,267
Acquisition of Dots and Pixels, Inc. in July 2005 (see Note 4)	1,044
Acquisition of All Trade Computer Forms, Inc. in February 2007 (see Note 4)	804
Goodwill	$585,294

(1)	This goodwill is deductible for tax purposes.

     Changes in goodwill were as follows:

	Small
	Business	Direct
(in thousands)	Services	Checks	Total

Balance, December 31, 2005	$498,886	$82,237	$581,123
Acquisition of Johnson Group (see Note 4)	7,320	—	7,320
Adjustment to NEBS acquisition deferred income taxes	2,103	—	2,103
Currency translation adjustment	(3)	—	(3)

Balance, December 31, 2006	508,306	82,237	590,543
Sale of industrial packaging product line (see Note 4)	(5,864)	—	(5,864)
Adjustment to NEBS acquisition income tax receivable and deferred income taxes	(915)	—	(915)
Acquisition of All Trade Computer Forms, Inc. (see Note 4)	711	—	711
Adoption of FIN No. 48 (see Note 1)	576	—	576
Currency translation adjustment	243	—	243

Balance, December 31, 2007	$503,057	$82,237	$585,294

     Other non-current assets – Other non-current assets as of December 31 were comprised of the following:

(in thousands)	2007	2006

Contract acquisition costs (net of accumulated amortization of $82,976 and $97,910, respectively)	$55,516	$71,721
Deferred advertising costs	26,009	27,891
Other	28,246	18,091

Other non-current assets	$109,771	$117,703

     Changes in contract acquisition costs were as follows:

(in thousands)	2007	2006	2005

Balance, beginning of year	$71,721	$93,664	$83,825
Additions(1)	11,984	14,633	50,177
Amortization	(28,189)	(36,576)	(34,731)
Refunds from contract terminations	—	—	(5,607)

Balance, end of year	$55,516	$71,721	$93,664

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $14,230 in 2007, $17,029 in 2006 and $70,169 in 2005.

     Accrued liabilities – Accrued liabilities as of December 31 were comprised of the following:

(in thousands)	2007	2006

Employee profit sharing and pension	$40,294	$20,890
Cash held for customers	23,285	13,758
Customer rebates	20,397	19,314
Wages, including vacation	17,275	17,214
Interest	5,414	7,197
Restructuring due within one year (see Note 6)	5,050	10,697
Income taxes	3,396	25,219
Other	34,652	32,534

Accrued liabilities	$149,763	$146,823

     Supplemental cash flow disclosures – Cash payments for interest and income taxes were as follows for the years ended December 31:

(in thousands)	2007	2006	2005

Interest paid	$57,077	$57,035	$57,393
Income taxes paid	89,944	74,891	105,546
     As of December 31, 2007, we had accounts payable of $3.9 million related to capital asset purchases. These amounts were reflected in property, plant and equipment and intangibles in our consolidated balance sheet as of December 31, 2007, as we did receive the assets as of that date. The payment of these liabilities will be included in purchases of capital assets on the consolidated statements of cash flows when these liabilities are paid.
     As of December 31, 2005, we had accounts payable of $8.5 million related to capital asset purchases. The payment of these liabilities was included in purchases of capital assets on the consolidated statement of cash flows for the year ended December 31, 2006.
     For 2007, other investing activities reported on the consolidated statement of cash flows was primarily comprised of payments of $1.6 million received on a mortgage note receivable, benefits of $1.2 million received under life insurance policies and cash proceeds of $1.1 million received from the sale of miscellaneous fixed assets.

Note 3: Earnings per share
     The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

(in thousands, except per share amounts)	2007	2006	2005

Earnings per share – basic:
Income from continuing operations	$143,515	$100,558	$157,963
Weighted-average shares outstanding	51,436	51,001	50,574
Earnings per share – basic	$2.79	$1.97	$3.12

Earnings per share – diluted:
Income from continuing operations	$143,515	$100,558	$157,963
Re-measurement of share-based awards classified as liabilities	(10)	(584)	—

Income available to common shareholders	$143,505	$99,974	$157,963

Weighted-average shares outstanding	51,436	51,001	50,574
Dilutive impact of options, restricted stock units, unvested restricted stock and employee stock purchase plan	496	229	341
Shares contingently issuable	—	—	21

Weighted-average shares and potential dilutive shares outstanding	51,932	51,230	50,936

Earnings per share – diluted	$2.76	$1.95	$3.10

Weighted-average antidilutive options excluded from calculation	2,124	3,028	1,860
     Earnings per share amounts for continuing operations, discontinued operations and net income, as presented on the consolidated statements of income, are calculated individually and may not sum due to rounding differences.
Note 4: Acquisitions and disposition
     2007 acquisition – In February 2007, we acquired all of the common stock of All Trade Computer Forms, Inc. (All Trade) for cash of $2.3 million, net of cash acquired. All Trade is a custom form printer based in Canada and is included in our Small Business Services segment. The acquisition was funded using availability on our existing credit facilities. All Trade’s operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $0.7 million. We believe this acquisition resulted in goodwill due to All Trade’s expertise in custom printing which we expect will help us expand our core printing capabilities and product offerings for small businesses.

     2007 disposition – In January 2007, we completed the sale of the assets of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on diluted earnings per share because the effective tax rate specifically attributable to the gain was higher since the goodwill written-off is not deductible for tax purposes. This product line generated approximately $51 million of revenue in 2006. The disposition of this product line did not qualify to be reported as discontinued operations in our consolidated financial statements.
     2006 acquisition – On October 25, 2006, we acquired the assets of the Johnson Group and its affiliated companies for $16.5 million, net of cash acquired. The Johnson Group provides prepress, printing, mailing and fulfillment, and finishing services and is included in our Small Business Services segment. The acquisition was funded using availability on our existing credit facilities. The Johnson Group’s operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $7.3 million, which is deductible for tax purposes. We believe this acquisition resulted in the recognition of goodwill primarily because of the opportunities it provides to expand our business in the custom, full color, digital and web-to-print space with our small business customers. It also provides potential opportunities longer term, specifically in the area of literature management, for financial institutions. Amortizable customer lists of $4.2 million are being amortized over five years using accelerated methods and amortizable trade names of $1.4 million are being amortized over five years on the straight-line basis. Other assets acquired consisted primarily of trade accounts receivable and property, plant and equipment.
     2005 acquisition – In July 2005, we acquired all of the outstanding stock of Dots & Pixels, Inc. for $2.0 million, net of cash acquired. Dots & Pixels is a Canadian-based full-color digital printer and is included in our Small Business Services segment. The acquisition was funded using commercial paper borrowings. Dots & Pixels’ operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $0.9 million. We believe this acquisition resulted in goodwill primarily due to Dots & Pixels’ proprietary printing capabilities and our ability to bring these technologies to our Canadian customers.
Note 5: Discontinued operations
     Discontinued operations in 2006 consisted of the rental income and expenses associated with a building located in the United Kingdom related to NEBS European businesses which were sold in December 2004. The building was sold in the second quarter of 2006 for $3.0 million, resulting in a pre-tax gain of $0.5 million.
     Discontinued operations in 2005 consisted of the NEBS apparel business known as PremiumWear, as well as the rental income and expenses associated with the building in the United Kingdom. The sale of PremiumWear was completed in the third quarter of 2005 for $15.8 million, resulting in a pre-tax gain of $0.8 million.
     Revenue and income (loss) from discontinued operations for the years ended December 31 were as follows:

(in thousands)	2006	2005

Revenue	$51	$33,249

Income (loss) from operations	$21	$(1,066)
Gain on disposal	543	798
Income tax expense	(168)	(174)

Income (loss) from discontinued operations	$396	$(442)

Note 6: Restructuring accruals
     2007 restructuring charges – During 2007, we recorded restructuring accruals of $7.1 million for employee severance related to employee reductions across various functional areas resulting from our cost savings initiatives. The restructuring accruals included severance benefits for 236 employees. These employee reductions are expected to be completed by the end of 2008, with severance payments fully paid by mid-2009 using cash from operations. Also during 2007, we reversed $2.6 million of restructuring accruals due to fewer employees receiving severance benefits than originally estimated and the re-negotiation of operating lease obligations. These restructuring charges, net of reversals, were reflected as a $0.4 million reduction of cost of goods sold, an increase of $4.7 million in SG&A expense and a $0.2 million reduction of the gain recognized on the sale of our industrial packaging product line (see Note 4) in our 2007 consolidated statement of income.
     2006 restructuring charges – During 2006, we recorded restructuring accruals of $11.1 million for employee severance related to employee reductions within our shared services functions of sales, marketing, customer care, fulfillment, information technology, human resources and finance, as well as the closing of our Financial Services customer service call center located in Syracuse, New York. The Syracuse facility was closed in January 2007 and the other employee reductions were substantially completed in the fourth quarter of 2007. These reductions were the result of our cost reduction initiatives. The restructuring accruals included severance payments for 501 employees, the majority of which were paid in 2007 utilizing cash from operations. Also during 2006, we reversed $0.2 million of previously recorded restructuring accruals. These restructuring charges, net of the reversals, were reflected as cost of goods sold of $1.2 million and SG&A expense of $9.7 million in our 2006 consolidated statement of income.
     Acquisition-related restructuring – In conjunction with the NEBS acquisition in June 2004, we recorded restructuring accruals of $30.2 million related to NEBS activities which we decided to exit. The restructuring accruals included severance benefits and $2.8 million due under noncancelable operating leases on facilities which were vacated as we consolidated operations. The severance accruals included payments due to 701 employees. During the second quarter of 2005, we reduced the acquisition-related restructuring accruals by $0.5 million due to a change in estimate as to the number of employees who would receive severance benefits. This adjustment reduced goodwill, and thus, is not reflected in our 2005 consolidated statement of income. All severance benefits were fully paid during 2007 and the remaining payments due under the operating lease obligations will be paid through early 2009 utilizing cash from operations.

     Restructuring accruals of $5.1 million as of December 31, 2007 are reflected in accrued liabilities in our consolidated balance sheet. Restructuring accruals of $11.2 million as of December 31, 2006 are reflected in accrued liabilities and other non-current liabilities in our consolidated balance sheet. By company initiative, our restructuring accruals were as follows:

			NEBS
	2003	2004	acquisition	2006	2007
(in thousands)	initiatives	initiatives	related	initiatives	initiatives	Total

Balance, December 31, 2004	$4	$2,351	$14,556	$—	$—	$16,911
Restructuring charges	25	335	75	—	—	435
Restructuring reversals	—	(397)	(183)	—	—	(580)
Acquisition adjustment	—	—	(514)	—	—	(514)
Payments, primarily severance	(29)	(2,279)	(7,401)	—	—	(9,709)

Balance, December 31, 2005	—	10	6,533	—	—	6,543
Restructuring charges	—	—	438	10,701	—	11,139
Restructuring reversals	—	—	—	(229)	—	(229)
Payments, primarily severance	—	(10)	(5,146)	(1,086)	—	(6,242)

Balance, December 31, 2006	—	—	1,825	9,386	—	11,211
Restructuring charges	—	—	—	158	6,928	7,086
Restructuring reversals	—	—	(656)	(1,415)	(562)	(2,633)
Payments, primarily severance	—	—	(1,133)	(7,804)	(1,677)	(10,614)

Balance, December 31, 2007	$—	$—	$36	$325	$4,689	$5,050

Cumulative amounts:
Restructuring charges	$11,999	$5,850	$30,243	$10,859	$6,928	$65,879
Restructuring reversals	(1,320)	(531)	(839)	(1,644)	(562)	(4,896)
Payments, primarily severance	(10,679)	(5,319)	(29,368)	(8,890)	(1,677)	(55,933)

Balance, December 31, 2007	$—	$—	$36	$325	$4,689	$5,050

     The components of our restructuring accruals, by segment, were as follows:

					Operating
					lease
	Employee severance benefits				obligations
	Small				Small
	Business	Financial	Direct		Business
(in thousands)	Services	Services	Checks	Corporate(1)	Services	Total

Balance, December 31, 2004	$11,820	$1,802	$204	$326	$2,759	$16,911
Restructuring charges	—	25	171	164	75	435
Restructuring reversals	(183)	(388)	—	(9)	—	(580)
Acquisition adjustment	(514)	—	—	—	—	(514)
Payments	(7,288)	(1,439)	(365)	(481)	(136)	(9,709)

Balance, December 31, 2005	3,835	—	10	—	2,698	6,543
Restructuring charges	2,754	3,261	128	4,949	47	11,139
Restructuring reversals	(4)	(165)	—	(60)	—	(229)
Payments	(4,281)	(393)	(10)	(408)	(1,150)	(6,242)

Balance, December 31, 2006	2,304	2,703	128	4,481	1,595	11,211
Restructuring charges	2,625	1,049	—	3,412	—	7,086
Restructuring reversals	(233)	(471)	(142)	(1,236)	(551)	(2,633)
Inter-segment transfer	633	378	32	(1,043)	—	—
Payments	(3,328)	(2,706)	(18)	(3,554)	(1,008)	(10,614)

Balance, December 31, 2007	$2,001	$953	$—	$2,060	$36	$5,050

Cumulative amounts:
Restructuring charges	$32,466	$18,521	$2,710	$9,264	$2,918	$65,879
Restructuring reversals	(420)	(2,380)	(240)	(1,305)	(551)	(4,896)
Inter-segment transfer	633	378	32	(1,043)	—	—
Payments	(30,678)	(15,566)	(2,502)	(4,856)	(2,331)	(55,933)

Balance, December 31, 2007	$2,001	$953	$—	$2,060	$36	$5,050

(1)	As discussed in Note 17: Business segment information, corporate costs are allocated to our business segments based on segment revenue. As such, the net Corporate restructuring charges are reflected in the business segment operating income presented in Note 17 in accordance with this allocation methodology.

     The number of employees reflected in our restructuring accruals and reversals, by initiative, was as follows:

			NEBS
	2003	2004	acquisition	2006	2007
	initiatives	initiatives	related	initiatives	initiatives	Total

Balance, December 31, 2004	3	40	625	—	—	668
Restructuring charges	—	3	4	—	—	7
Restructuring reversals	—	(18)	(188)	—	—	(206)
Employees severed	(3)	(25)	(175)	—	—	(203)

Balance, December 31, 2005	—	—	266	—	—	266
Restructuring charges	—	—	3	605	—	608
Restructuring reversals	—	—	(1)	(54)	—	(55)
Employees severed	—	—	(265)	(149)	—	(414)

Balance, December 31, 2006	—	—	3	402	—	405
Restructuring charges	—	—	—	—	236	236
Restructuring reversals	—	—	(1)	(50)	(19)	(70)
Employees severed	—	—	(2)	(351)	(125)	(478)

Balance, December 31, 2007	—	—	—	1	92	93

     In addition to severance and remaining operating lease obligations, we also incurred other costs related to facility closures, including equipment moves, training and travel. These costs were expensed as incurred and totaled $0.1 million for 2007, $1.5 million for 2006 and $2.2 million for 2005.
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
Note 8: Derivative financial instruments
     During 2004, we entered into $450.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the $600.0 million debt we issued in October 2004 (see Note 13). The termination of the lock agreements in 2004 yielded a deferred pre-tax loss of $23.6 million. During 2002, we entered into two forward rate lock agreements to effectively hedge the annual interest rate on $150.0 million of the $300.0 million notes issued in December 2002 (see Note 13). The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4.0 million. These losses are reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and are being reclassified ratably to our statements of income as increases to interest expense over the term of the related debt.

Note 9: Income tax provision
     The components of the income tax provision for continuing operations were as follows:

(in thousands)	2007	2006	2005

Current tax provision:
Federal	$59,595	$74,263	$95,484
State	9,264	5,095	9,210

Total	68,859	79,358	104,694
Deferred tax provision (benefit)	5,280	(37,375)	(11,923)

Provision for income taxes	$74,139	$41,983	$92,771

     Our income tax provision for 2005 included tax expense of $0.7 million related to the repatriation of $8.1 million from our Canadian operations under the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. This new law provided for a special one-time deduction of 85% of certain foreign earnings that were repatriated and which met certain requirements.
     The effective tax rate on pre-tax income from continuing operations differed from the U.S. federal statutory tax rate of 35% as follows:

	2007	2006	2005

Income tax at federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal income tax benefit	2.8%	0.5%	2.1%
Change in unrecognized tax benefits, including interest and penalties	0.2%	—	—
Change in tax contingencies(1)	—	0.7%	(0.3%)
Deferred income tax adjustment(2)	—	(3.5%)	—
Qualified production activity credit	(1.8%)	(1.6%)	(0.9%)
Receivables for prior year tax returns(3)	(1.4%)	—	—
Other	(0.7%)	(1.6%)	1.1%

Income tax provision	34.1%	29.5%	37.0%

(1)	During 2006, accruals related to unresolved tax contingencies more than offset net accrual reversals of $1.5 million related to settled issues, primarily resulting from the expiration of the statute of limitations in various state income tax jurisdictions.

(2)	During 2006, we reduced our provision for income taxes $5.0 million for the true-up of certain deferred income tax balances. As this item was not material to our current or prior periods, we recorded a one-time, discrete benefit to our provision for income taxes for the year ended December 31, 2006.

(3)	Relates to amendments to prior year income tax returns claiming refunds primarily associated with the funding of medical costs through our voluntary employee beneficiary association (VEBA) trust, as well as state income tax credits and related interest.

     On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes (see Note 1). This new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)

Balance, January 1, 2007	$16,202
Additions for tax positions of current year	898
Additions for tax positions of prior years	979
Reductions for tax positions of prior years	(1,159)
Settlements	(2,131)
Lapse of statutes of limitations	(394)

Balance, December 31, 2007	$14,395

     If the unrecognized tax benefits were recognized in our consolidated financial statements, $7.2 million would affect our effective tax rate. Our income tax provision included expense for interest and penalties of $0.9 million in 2007. Our accruals for interest and penalties, excluding the tax benefits of deductible interest, were $4.8 million as of December 31, 2007. Examinations of our federal income tax returns for years prior to 2000 have been closed. Federal income tax returns for 2000 through 2004 have been examined by the Internal Revenue Service (IRS), while our federal income tax returns for 2005 through 2007 remain subject to IRS examination. In general, income tax returns for the years 2003 through 2007 remain subject to examination by major state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
     Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $7.0 million to an increase of $1.1 million as we attempt to settle certain federal and state tax matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes may have on our effective tax rate.
     The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.
     Prior to the adoption of FIN No. 48 on January 1, 2007, we established reserves for income tax contingencies when, despite our belief that the tax return positions were fully supportable, certain positions were likely to be challenged. We adjusted these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Our effective tax rate for 2006 and 2005 included the impact of reserve provisions and changes to reserves, as well as related interest and penalties. Our reserve for contingent tax liabilities totaled $8.9 million as of December 31, 2006 and is included in accrued liabilities in our consolidated balance sheet.

     Tax-effected temporary differences which gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2007		2006
		Deferred		Deferred
	Deferred	tax	Deferred	tax
(in thousands)	tax assets	liabilities	tax assets	liabilities

Intangible assets	$—	$24,326	$—	$29,555
Goodwill	—	21,793	—	17,073
Property, plant and equipment	2,840	—	—	772
Deferred advertising costs	—	9,800	—	9,106
Employee benefit plans(1)	33,106	—	34,445	—
Interest rate lock agreements (see Note 8)	5,279	—	6,514	—
Reserves and accruals	10,959	—	15,156	—
Federal benefit of state uncertain tax positions	4,982	—	—	—
Inventories	2,137	—	3,123	—
All other	4,995	3,040	4,362	3,981

Total deferred taxes	64,298	58,959	63,600	60,487
Valuation allowance	(632)	—	(652)	—

Net deferred taxes	$63,666	$58,959	$62,948	$60,487

(1)	Deferred income taxes were impacted by the adoption of the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. Further information can be found in Note 12.
     Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries.
     The valuation allowances relate to Canadian operating loss carryforwards which we do not expect to realize. As of December 31, 2007, we had Canadian operating loss carryforwards of $1.8 million which expire at various dates between 2010 and 2013. We also had state net operating loss carryforwards of $1.9 million which expire at various dates up to 2026.
Note 10: Share-based compensation plans
     Our employee share-based compensation plans consist of our employee stock purchase plan and our stock incentive plan. Under our stock incentive plan, we currently have non-qualified stock options, restricted stock units and restricted share awards outstanding. There are 8.5 million shares of common stock reserved for issuance under the stock incentive plan, with 2.8 million of these shares remaining available for issuance as of December 31, 2007.

     The following amounts were recognized in our consolidated statements of income for share-based compensation plans:

(in thousands)	2007	2006	2005

Stock options	$2,766	$2,025	$3,448
Restricted shares and restricted stock units	10,425	3,379	2,325
Employee stock purchase plan	342	787	810
Performance share plan(1)	—	—	420

Total share-based compensation expense	$13,533	$6,191	$7,003

Income tax benefit	$4,709	$1,826	$2,591

(1)	No awards were earned under our performance share plan. As such, no expense for this plan was recorded in 2007 or 2006. Expense was recorded in 2005 based on our estimate at that time of the awards that would be earned. As a portion of the award was based on market conditions, this expense could not be reversed in accordance with SFAS No. 123(R), Share-Based Payment.
     As of December 31, 2007, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $10.5 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.5 years.
     Non-qualified stock options – All options allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to seven years following the date of grant. In the case of qualified retirement, death, disability or involuntary termination without cause, options vest immediately and the period over which the options can be exercised is shortened. Employees forfeit unvested options when they voluntarily terminate their employment with the company, and they have up to three months to exercise vested options before they are cancelled. In the case of involuntary termination with cause, the entire unexercised portion of the award is cancelled. All options vest immediately upon a change of control, as defined in the award agreement. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods. The following weighted-average assumptions were used in the Black-Scholes model in determining the fair value of stock options granted:

	2007	2006	2005

Risk-free interest rate (%)	4.8	4.6	3.9
Dividend yield (%)	4.4	4.2	3.9
Expected volatility (%)	26.1	22.1	20.5
Weighted-average option life (years)	4.5	4.7	5.7
     The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock. We utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. Beginning in 2008, we will utilize a more detailed calculation of the expected option term based on our historical option exercise data.

     Information regarding options issued under the current and all previous plans was as follows:

				Weighted-
			Aggregate	average
		Weighted-	intrinsic	remaining
	Number of	average exercise	value (in	contractual
	option shares	price	thousands)	term (years)

Outstanding at December 31, 2004	3,250,496	$36.84
Granted	239,087	39.63
Exercised	(325,858)	25.29
Forfeited or expired	(203,340)	36.62

Outstanding at December 31, 2005	2,960,385	38.46
Granted	795,700	25.83
Exercised	(295,485)	19.19
Forfeited or expired	(393,642)	36.53

Outstanding at December 31, 2006	3,066,958	37.27
Granted	914,425	32.73
Exercised	(425,777)	31.36
Forfeited or expired	(271,377)	37.89

Outstanding at December 31, 2007	3,284,229	36.85	$5,306	3.4

Exercisable at December 31, 2005	2,256,758	$38.12
Exercisable at December 31, 2006	2,265,244	40.46
Exercisable at December 31, 2007	1,988,907	40.78	$2,235	1.8
     The weighted-average grant-date fair value of options granted was $6.01 per share for 2007, $4.17 per share for 2006 and $6.13 per share for 2005. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $3.5 million for 2007, $2.1 million for 2006 and $4.4 million for 2005.
     Restricted stock units – Certain employees have the option to receive a portion of their bonus payment in the form of restricted stock units. When employees elect this payment method, we provide an additional matching amount of restricted stock units equal to one-half of the restricted stock units earned under the bonus plan. These awards vest two years from the date of grant. In the case of approved retirement, death, disability or change of control, the units vest immediately. In the case of involuntary termination without cause or voluntary termination, employees receive a cash payment for the units earned under the bonus plan, but forfeit the company-provided matching amount. The fair value of these awards is determined on the date of grant based on the market value of our common stock. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period. Because the bonus portion of these awards may be settled in cash upon voluntary termination of employment, this portion of the awards is included in accrued liabilities in our consolidated balance sheets, and is re-measured at each reporting period based on the current market value of our common stock. The company-provided match portion of the awards is never settled in cash. As such, this portion of the awards is recorded in equity at the grant date fair value and is not re-measured each reporting period.
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

     Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our restricted stock units was as follows:

				Weighted-
			Aggregate	average
		Weighted-	intrinsic	remaining
	Number of	average grant	value (in	contractual
	units	date fair value	thousands)	term (years)

Outstanding at December 31, 2004	40,905	$38.45
Granted	154,356	35.54
Vested	(63,362)	37.14
Forfeited	(5,798)	35.44

Outstanding at December 31, 2005	126,101	35.68
Granted	15,938	22.38
Vested	(20,307)	35.44
Forfeited	(41,875)	35.23

Outstanding at December 31, 2006	79,857	33.31
Granted	10,743	34.71
Vested	(37,490)	34.53

Outstanding at December 31, 2007	53,110	32.73	$1,747	5.6

     Of the awards outstanding as of December 31, 2007, 554 restricted stock units are classified as liabilities in our consolidated balance sheet at a value of $18 thousand. As of December 31, 2007, these units had a fair value of $32.89 per unit and a weighted-average remaining contractual term of 0.1 year.
     The total intrinsic value of restricted stock units vesting was $1.1 million for 2007, $0.4 million for 2006 and $2.1 million for 2005. We made cash payments to settle share-based liabilities of $0.1 million in 2007, $0.5 million in 2006 and $0.1 million in 2005.
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
     For both types of restricted share awards, the restrictions lapse immediately in the case of qualified retirement, death or disability. In the case of involuntary termination without cause or a change of control, restrictions on a pro-rata portion of the shares lapse based on how much of the vesting period has passed. In the case of voluntary termination of employment or termination with cause, the remaining restricted shares are forfeited.

     Information regarding unvested restricted shares was as follows:

		Weighted-
	Number of	average grant
	shares	date fair value

Unvested at December 31, 2004	44,803	$42.36
Granted	51,925	39.47
Vested	(9,746)	41.66
Forfeited	(4,099)	41.16

Unvested at December 31, 2005	82,883	40.70
Granted	401,630	25.51
Vested	(20,958)	36.90
Forfeited	(85,462)	28.99
Unvested at December 31, 2006	378,093	27.52
Granted	250,150	33.00
Vested	(87,133)	29.09
Forfeited	(36,977)	30.10

Unvested at December 31, 2007	504,133	29.78

     The total fair value of restricted shares vesting was $3.3 million for 2007, $0.4 million for 2006 and $0.3 million for 2005.
     Employee stock purchase plan – Under our employee stock purchase plan, eligible employees may purchase Deluxe common stock at 85% of its market value at the end of each six-month purchase period. Prior to August 1, 2006, the plan contained a “look-back” provision under which the purchase price was calculated as 85% of the lower of the stock’s market value at the beginning or end of the six-month purchase period.
     During 2007, 90,452 shares were issued under this plan at prices of $25.44 and $32.10. During 2006, 180,277 shares were issued under this plan at prices of $22.76 and $14.45. During 2005, 91,902 shares were issued at prices of $32.53 and $32.99. Prior to August 1, 2006, we utilized the Black-Scholes option pricing model to calculate the fair value of these awards. This fair value plus the 15% discount amount was recognized as compensation expense over the six-month purchase period. Subsequent to August 1, 2006, the 15% discount amount is recognized as compensation expense over the six-month purchase period.
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
     Contributions to the profit sharing and defined contribution plans are made solely by Deluxe and are remitted to the plans’ respective trustees. Benefits provided by the plans are paid from accumulated funds of the trusts. In 2007, 2006 and 2005, contributions to the defined contribution pension plan equaled 4% of eligible compensation. Contributions to the profit sharing plan vary based on the company’s performance. Under the 401(k) plan, employees under the age of 50 could contribute up to the lesser of $15,500 or 50% of eligible wages during 2007. Employees 50 years of age or older could make contributions of up to $20,500 during 2007. Beginning on the first day of the quarter following an employee’s first full year of service, we match 100% of the first 1% of wages contributed by employees and 50% of the next 4% of wages contributed. All employee and employer contributions are remitted to the plans’ respective trustees and benefits provided by the plans are paid from accumulated funds of the trusts. Payments made under the cash bonus programs vary based on the company’s performance and are paid in cash directly to employees.
     Employees are provided a broad range of investment options to choose from when investing their profit sharing, defined contribution and 401(k) plan funds. Investing in our common stock is not one of these options, although funds selected by employees may at times hold our common stock.
     Expense recognized in the consolidated statements of income for these plans was as follows:

(in thousands)	2007	2006	2005

Profit sharing/cash bonus plans	$23,379	$3,845	$976
Defined contribution pension plan	10,761	11,313	10,975
401(k) plan	6,482	7,065	8,084
     Deferred compensation plan – We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to a maximum of 100 percent of their base salary plus up to 50 percent of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in one payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $10.2 million as of December 31, 2007 and $11.4 million as of December 31, 2006. These amounts are reflected in accrued liabilities and other long-term liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies, as well as investments in domestic mutual funds. These investments are included in long-term investments in the consolidated balance sheets and totaled $16.3 million as of December 31, 2007 and $15.7 million as of December 31, 2006.
     Voluntary employee beneficiary association trust – We have formed a VEBA trust to fund employee and retiree medical costs and severance benefits. Contributions to the VEBA trust are tax deductible, subject to limitations contained in the Internal Revenue Code. VEBA assets primarily consist of fixed income investments. Historically, we made the majority of our contributions to the trust in the first quarter of the year and funded our obligations from the trust assets throughout the year. During 2006, we decided to change this practice. We now fund the VEBA trust throughout the year because the tax benefit from pre-funding the trust no longer exceeds the interest cost associated with the pre-funding. We made contributions to the VEBA trust of $34.1 million in 2007 and $4.5 million in 2006. Our liability for incurred but not reported medical claims exceeded the prepaid balance in the VEBA trust by $3.1 million as of December 31, 2007 and $0.3 million as of December 31, 2006. These amounts are reflected in accrued liabilities in our consolidated balance sheets.
Note 12: Pension and other postretirement benefits
     We have historically provided certain health care benefits for a large number of retired employees. Employees hired prior to January 1, 2002 become eligible for benefits if they attain the appropriate years of service and age prior to retirement. Employees hired on January 1, 2002 or later are not eligible to participate in our retiree health care plan. In addition to our retiree health care plan, we also have supplemental executive retirement plans (SERP’s) in the United States and Canada and a pension plan which covers certain Canadian employees. These pension plans were acquired as part of the NEBS acquisition in 2004.

     On December 31, 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This standard required companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. The adjustments required to reflect the funded status of our postretirement benefit and pension plans as of December 31, 2006 were as follows:

	Before		After
	application		application
	of SFAS		of SFAS
(in thousands)	No. 158	Adjustments	No. 158

Deferred income taxes	$20,080	$(1,304)	$18,776
Other non-current assets	139,509	(21,806)	117,703
Total assets	1,290,242	(23,110)	1,267,132

Accrued liabilities	150,802	(3,979)	146,823
Deferred income taxes	37,074	(20,759)	16,315
Other non-current liabilities	40,396	35,001	75,397
Total liabilities	1,322,542	10,263	1,332,805

Accumulated other comprehensive loss	(8,500)	(33,373)	(41,873)
Total shareholders’ deficit	(32,300)	(33,373)	(65,673)
     SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its year-end balance sheet beginning no later than December 31, 2008. We historically used September 30 as our measurement date. Effective January 1, 2007, we changed to a December 31 measurement date (see Note 1).
     In July 2006, we adopted an amendment to our postretirement benefit plan. The amendment limits the total amount we will pay toward retiree medical costs. The limit was set at 150% of the average cost per retiree in 2006. Medical costs incurred above the pre-determined limit will be paid by retirees. We expect the cap will be reached in four to six years. We completed a plan re-measurement as of July 31, 2006 to calculate the impact of this plan amendment. This change reduced our accumulated postretirement benefit obligation by $29.5 million. This amount will be recognized as a reduction of our postretirement benefit expense over a period of 22 years, the average remaining life of plan participants. This change resulted in a $0.7 million reduction in our postretirement benefit expense for 2006.

     Obligations and funded status – The following table summarizes the change in benefit obligation, plan assets and funded status during 2007 and 2006:

	Postretirement
(in thousands)	benefit plan	Pension plans

Change in benefit obligation:
Benefit obligation, December 31, 2005	$143,195	$9,691
Service cost	1,000	209
Interest cost	7,338	473
Actuarial loss – net	11,273	4
Benefits paid from plan assets, the VEBA trust (see Note 11) and company funds	(13,803)	(446)
Plan amendments	(29,525)	—
Currency translation adjustment	—	(30)

Benefit obligation, December 31, 2006	119,478	9,901
Service cost	156	222
Interest cost	7,011	514
Actuarial loss (gain) – net	15,775	(185)
Benefits paid from plan assets, the VEBA trust (see Note 11) and company funds	(10,779)	(557)
Change in measurement date (see Note 1)	1,664	338
Currency translation adjustment	—	1,095

Benefit obligation, December 31, 2007	$133,305	$11,328

Change in plan assets:
Fair value of plan assets, December 31, 2005	$90,589	$4,869
Actual return on plan assets	7,996	555
Company contributions	—	776
Benefits and expenses paid	(10,342)	(152)
Currency translation adjustment	—	(49)

Fair value of plan assets, December 31, 2006	88,243	5,999
Actual return on plan assets	14,504	109
Company contributions	—	463
Benefits and expenses paid	—	(234)
Currency translation adjustment	—	1,025

Fair value of plan assets, December 31, 2007	$102,747	$7,362

Funded status, December 31, 2006	$(31,235)	$(3,902)

Funded status, December 31, 2007	$(30,558)	$(3,966)

     Plan assets of our postretirement medical plan do not include the assets of the VEBA trust discussed in Note 11. Plan assets consist only of those assets invested in a trust established under section 401(h) of the Internal Revenue Code. These assets can be used only to pay retiree medical benefits, whereas the assets of the VEBA trust may be used to pay medical and severance benefits for both active and retired employees.

     Amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	Postretirement benefit
	plan		Pension plans
	2007	2006	2007	2006

Other non-current assets	$—	$—	$178	$187
Accrued liabilities	—	—	324	324
Other non-current liabilities	30,558	31,235	3,820	3,765
     Amounts included in other comprehensive loss that have not been recognized as components of postretirement benefit expense were as follows:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2007	2006	2007	2006

Unrecognized prior service credit	$(40,021)	$(44,969)	$—	$—
Unrecognized net actuarial loss	96,732	97,917	492	219
Fourth quarter contribution	—	—	—	80
Tax effect	(20,924)	(19,512)	(162)	(93)

Amount recognized in accumulated other comprehensive loss, net of tax	$35,787	$33,436	$330	$206

     The unrecognized prior service credit for our postretirement benefit plan resulted from a 2003 curtailment and other plan amendments. These changes resulted in a reduction of the accumulated postretirement benefit obligation. This reduction was first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service credit. The prior service credit generated by the 2006 plan amendment is being amortized on the straight-line basis over the average remaining life expectancy of plan participants of 22 years. Prior service credit generated before 2006 and unrecognized actuarial gains and losses are being amortized over the average remaining service period of plan participants, which is currently 8.8 years. The unrecognized net actuarial loss for our postretirement benefit plan resulted from experience different from that assumed or from changes in assumptions. This amount was comprised of the following as of December 31:

(in thousands)	2007	2006

Claims experience	$23,938	$18,454
Health care cost trend	21,242	23,620
Discount rate assumption	19,105	27,246
Return on plan assets	9,148	10,271
Other	23,299	18,326

Unrecognized net actuarial loss	$96,732	$97,917

     Amounts included in accumulated other comprehensive loss as of December 31, 2007 which we expect to recognize in postretirement benefit expense during 2008 are as follows:

	Postretirement	Pension
(in thousands)	benefit plan	plans

Prior service credit	$(3,959)	$—
Net actuarial loss	9,478	134

Total	$5,519	$134

     The accumulated benefit obligation (ABO) for all of our pension plans was $11.3 million as of December 31, 2007 and $9.9 million as of December 31, 2006. The ABO differs from the projected benefit obligation because it does not include an assumption as to future compensation levels.
     As of December 31, 2007 and 2006, two of our three pension plans, the United States SERP plan and the Canadian pension plan, had accumulated benefit obligations in excess of plan assets, as follows:

(in thousands)	2007	2006

Projected benefit obligation	$10,448	$9,129
Accumulated benefit obligation	10,448	9,101
Fair value of plan assets	6,304	5,039
     Net pension and postretirement benefit expense – Net pension and postretirement benefit expense for the years ended December 31 consisted of the following components:

	Postretirement benefit plan			Pension plans
(in thousands)	2007	2006	2005	2007	2006	2005

Service cost	$156	$1,000	$782	$223	$209	$289
Interest cost	7,011	7,338	6,915	514	473	588
Expected return on plan assets	(8,264)	(7,690)	(6,695)	(262)	(300)	(263)
Amortization of prior service credit	(3,959)	(2,841)	(2,617)	—	—	—
Amortization of net actuarial losses	9,857	9,992	9,375	7	9	—

Total periodic benefit expense	4,801	7,799	7,760	482	391	614
Curtailment loss	—	—	—	—	—	139

Net periodic benefit expense	$4,801	$7,799	$7,760	$482	$391	$753

     Actuarial assumptions – Effective January 1, 2007 we changed to a December 31 measurement date when completing the calculations related to our pension and postretirement benefit plans (see Note 1). Historically, we used a September 30 measurement date.
     In measuring benefit obligations as of December 31, the following assumptions were used:

	Postretirement benefit
	plan		Pension plans
	2007	2006	2007	2006

Discount rate	6.20%	5.75%	4.43% - 6.20%	4.60% - 5.75%
Rate of compensation increase	—	—	—	3.50%
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

     In measuring net periodic benefit expense for the years ended December 31, the following assumptions were used:

	Postretirement benefit plan			Pension plans
(in thousands)	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.50%	5.75%	4.43% - 5.75%	4.50% -5.50%	5.75% - 6.25%
Expected return on plan assets	8.75%	8.75%	8.75%	4.50%	6.25%	6.00%
Rate of compensation increase	—	—	—	—	3.50%	3.50%
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
     In measuring the benefit obligation for our postretirement medical plan, the following assumptions for health care cost trend rates were used:

	2007		2006		2005
	Participants	Participants	Participants	Participants	All
	under age 65	over age 65	under age 65	over age 65	participants

Health care cost trend rate assumed for next year	8.25%	9.25%	9.00%	10.00%	9.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.25%	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2012	2014	2012	2014	2011
     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-	One-
	percentage-	percentage-
	point	point
(in thousands)	increase	decrease

Effect on total of service and interest cost	$163	$(145)
Effect on benefit obligation	2,826	(2,526)
     Plan assets – The allocation of plan assets by asset category as of the measurement date was as follows:

	Postretirement benefit
	plan		Pension plans
	2007	2006	2007	2006

Equity securities	79%	85%	7%	8%
Debt securities	21%	15%	86%	84%
Cash and cash equivalents	—	—	7%	8%

Total	100%	100%	100%	100%

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
     For our postretirement health care plan, we adopted new asset allocation targets in September 2007 based on our liability and asset projections. As such, the current allocation of plan assets is 80% equity securities and 20% fixed income securities. Within the equity securities category, the allocation is: 59% large capitalization equities, 29% international equities and 12% small and mid-capitalization equities. Through most of 2007 our allocation of plan assets was 76% equity securities and 24% fixed income securities. Within the equity securities category, the allocation was: 42% large capitalization equities, 33% small and mid-capitalization equities and 25% international equities. Through most of 2006, we targeted an allocation of plan assets of 80% equity securities and 20% fixed income securities for our postretirement medical plan. Within equity securities, we targeted the following allocation: 35% large capitalization equities, 25% small capitalization equities, 20% mid-capitalization equities and 20% international equities. Plan assets are not invested in real estate, private equity or hedge funds and are not leveraged beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
     Through June 30, 2006, the defined benefit component of the Canadian pension plan invested in a pooled balance fund. The plan was frozen on July 1, 2006 and is expected to be fully settled in 2010. As such, its assets as of December 31, 2007 were invested in fixed income investments. The investments utilized by this plan conform to our Statement of Investment Policies & Procedures and are overseen by an investment committee. The committee reviews our policies and liability structure annually and reviews the performance of plan assets on a quarterly basis. In December 2007, we decided to terminate the Canadian SERP plan. Benefits due under this plan are expected to be fully settled in 2008. As of December 31, 2007, one-half of the assets of this plan were held by the Canada Revenue Agency in a refundable non-interest bearing account and one-half of the assets were invested in a global equity fund.
     Cash flows – We are not contractually obligated to make contributions to the assets of our postretirement medical benefit plan, and we do not anticipate making any such contributions during 2008. However, we do anticipate that we will pay net retiree medical benefits of $10.0 million during 2008.
     We have fully funded the United States SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and totaled $5.3 million as of December 31, 2007 and $5.2 million as of December 31, 2006. We plan to pay pension benefits of $1.5 million during 2008, including final settlement of the Canadian SERP plan. We plan to make contributions of $0.2 million to the defined benefit component of the Canadian pension plan during 2008.
     The following benefit payments are expected to be paid during the years indicated:

				Pension
	Postretirement benefit plan			plan
	Gross	Expected	Net
	benefit	Medicare	benefit	Gross benefit
(in thousands)	payments	subsidy	payments	payments

2008	$11,000	$1,000	$10,000	$1,516
2009	11,400	1,200	10,200	533
2010	12,000	1,300	10,700	7,582
2011	12,600	1,400	11,200	310
2012	13,100	1,500	11,600	300
2013 – 2017	66,100	8,900	57,200	1,440

Note 13: Debt
     Debt outstanding as of December 31 was as follows:

(in thousands)	2007	2006

5.0% senior, unsecured notes due December 15, 2012, net of discount	$299,062	$298,872
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,584	274,523
7.375% senior, unsecured notes due June 1, 2015	200,000	—
Long-term portion of capital lease obligations	1,440	3,195

Long-term portion of debt	775,086	576,590

3.5% senior, unsecured notes repaid October 1, 2007, net of discount	$—	$324,950
Amounts drawn on credit facilities	67,200	112,660
Capital lease obligations due within one year	1,754	1,581

Short-term portion of debt	68,954	439,191

Total debt	$844,040	$1,015,781

     Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we used proceeds from liquidating all of our marketable securities and certain cash equivalents, together with a $120.0 million advance on our credit facilities, primarily to repay $325.0 million of 3.5% unsecured notes plus accrued interest. The fair market value of the notes issued in May 2007 was $199.3 million as of December 31, 2007, based on quoted market prices.
     In October 2004, we issued $325.0 million of 3.5% senior, unsecured notes which matured and were repaid on October 1, 2007 and $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $595.5 million. These proceeds were used to pay off commercial paper borrowings used for the acquisition of NEBS. The fair market value of the $275.0 million notes was $229.6 million as of December 31, 2007, based on quoted market prices.
     In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $261.0 million as of December 31, 2007, based on quoted market prices.
     Our capital lease obligation bears interest at a rate of 10.4% and is due through 2009. We also have operating leases on certain facilities and equipment. Future minimum lease payments under our capital obligation and noncancelable operating leases as of December 31, 2007 were as follows:

	Capital	Operating
(in thousands)	lease	leases

2008	$2,004	$8,233
2009	1,503	7,658
2010	—	4,932
2011	—	2,635
2012	—	397
2013 and thereafter	—	2

Total minimum lease payments	3,507	$23,857

Less portion representing interest	(313)

Present value of minimum lease payments	3,194
Less current portion	(1,754)

Long-term portion of obligation	$1,440

     Total future minimum lease payments under capital and noncancelable operating leases have not been reduced by minimum sublease rentals due under noncancelable subleases. As of December 31, 2007, minimum future sub-lease rentals were $3.5 million for our capital lease and $0.5 million for operating leases.
     The composition of rent expense for the years ended December 31 was as follows:

(in thousands)	2007	2006	2005

Minimum rentals	$9,143	$11,024	$14,398
Sublease rentals	(2,058)	(2,200)	(1,764)

Net rental expense	$7,085	$8,824	$12,634

     Depreciation of the asset under our capital lease is included in depreciation expense in the consolidated statements of cash flows. The balance of the leased asset as of December 31 was as follows:

(in thousands)	2007	2006

Buildings and building improvements	$11,574	$11,574
Accumulated depreciation	(9,821)	(8,819)

Net assets under capital leases	$1,753	$2,755

     As of December 31, 2007, we had a $500.0 million commercial paper program in place. Given our current credit ratings, the commercial paper market is not available to us. We also have committed lines of credit which are available for borrowing and to support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on the levels of subsidiary indebtedness. No commercial paper was outstanding during 2007. The daily average amount outstanding under our lines of credit during 2007 was $45.5 million at a weighted-average interest rate of 5.57%. As of December 31, 2007, $67.2 million was outstanding at an interest rate of 5.62%. The daily average amount outstanding under our commercial paper program and lines of credit during 2006 was $162.5 million at a weighted-average interest rate of 5.34%. As of December 31, 2006, no commercial paper was outstanding and $112.7 million was outstanding under our lines of credit at a weighted-average interest rate of 6.01%. As of December 31, 2007, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Amounts drawn on credit facilities	(67,200)
Outstanding letters of credit	(11,225)

Net available for borrowing as of December 31, 2007	$421,575

     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.
Note 14: Other commitments and contingencies
     Indemnifications – In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, including breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any likely liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or cash flows. We have recorded liabilities for known indemnifications related to environmental matters.
     Environmental matters – We are currently involved in environmental compliance, investigation and remediation activities at some of our current and former sites, primarily printing facilities of our Financial Services and Small Business Services segments which have been sold over the past several years. Remediation costs are accrued on an undiscounted basis when the obligations are either known or considered probable and can be reasonably estimated. Remediation or testing costs that result directly from the sale of an asset and which we would not have otherwise incurred, are considered direct costs of the sale of the asset. As such, they are included in our assessment of the carrying value of the asset.

     Accruals for environmental matters were $8.3 million as of December 31, 2007 and $5.0 million as of December 31, 2006, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is used. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity.
     As of December 31, 2007, substantially all costs included in our environmental accruals are covered by an environmental insurance policy which we purchased during 2002. The insurance policy does not cover properties acquired in acquisitions subsequent to 2002. However, costs included in our environmental accruals for such properties were minor as of December 31, 2007. As such, we do not anticipate any significant net cash outlays for environmental matters in 2008. The policy covers up to $12.9 million of remediation costs, of which $2.8 million has been paid through December 31, 2007. The insurance policy also covers up to $10.0 million of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.
     Self-insurance — We are self-insured for certain costs, primarily workers’ compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for worker’s compensation, which totaled $9.9 million as of December 31, 2007 and 2006, is accounted for on a present value basis. The difference between the discounted and undiscounted workers’ compensation liability was $0.8 million as of December 31, 2007 and $0.9 million as of December 31, 2006. We record liabilities for medical and dental benefits payable for active employees and those employees on long-term disability. Our liability for active employees is not accounted for on a present value basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a present value basis and in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Our total liability for these medical and dental benefits totaled $8.5 million as of December 31, 2007 and $7.9 million as of December 31, 2006. The difference between the discounted and undiscounted medical and dental liability was $1.0 million as of December 31, 2007 and $1.5 million as of December 31, 2006.
     Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by third party actuarial firms, could be significantly affected if future events and claims differ from these assumptions and historical trends.
     Litigation — We are party to legal actions and claims arising in the ordinary course of business. We record accruals for legal matters when the expected outcome of these matters is either known or considered probable and can be reasonably estimated. Our accruals do not include related legal and other costs expected to be incurred in defense of legal actions. Based upon information presently available, we believe that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on our annual results of operations, financial position or liquidity.
     Litigation of income tax matters is accounted for under the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. Further information can be found in Note 9: Income tax provision.

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
     Pursuant to the Restated Agreement, upon the occurrence of certain events, each right will entitle the holder to purchase one share of common stock at an exercise price of $100. The exercise price may be adjusted from time to time upon the occurrence of certain events outlined in the Restated Agreement. In certain circumstances described in the Restated Agreement, if (i) any person becomes the beneficial owner of 20% or more of the company’s common stock, (ii) the company is acquired in a merger or other business combination or (iii) upon the occurrence of other events, each right will entitle its holder to purchase a number of shares of common stock of the company, or the acquirer or the surviving entity if the company is not the surviving corporation in such a transaction. The number of shares purchasable at the then-current exercise price will be equal to the exercise price of the right divided by 50% of the then-current market price of one share of common stock of the company, or other surviving entity, subject to adjustments provided in the Restated Agreement. The rights expire December 31, 2016, and may be redeemed by the company at a price of $.01 per right at any time prior to the occurrence of the circumstances described above. The Restated Agreement requires an independent director review of the plan at least once every three years.
Note 16: Shareholders’ equity (deficit)
     As of December 31, 2006, we were in a shareholders’ deficit position due to the required accounting treatment for share repurchases, completed primarily in 2002 and 2003. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and retained earnings.
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.5 million shares remain available for purchase under this authorization as of December 31, 2007. We repurchased 0.4 million shares during 2007 for $11.3 million, and we repurchased an additional 0.6 million shares for $13.6 million through February 21, 2008. No shares were repurchased in 2006 or 2005.
     Accumulated other comprehensive loss as of December 31 was comprised of the following:

(in thousands)	2007	2006	2005

Postretirement and defined benefit pension plans:
Unrealized prior service credit	$25,305	$28,398	$—
Unrealized net actuarial losses	(61,422)	(61,993)	—
Fourth quarter plan contributions	—	(47)	—

Postretirement and defined benefit pension plans, net of tax	(36,117)	(33,642)	—
Loss on derivatives, net of tax	(8,881)	(11,162)	(13,721)
Unrealized gain on securities, net of tax	—	242	63
Currency translation adjustment	5,952	2,689	2,434

Accumulated other comprehensive loss	$(39,046)	$(41,873)	$(11,224)

Note 17: Business segment information
     We operate three business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells business checks, printed forms, promotional products, marketing materials and related services and products to small businesses and home offices through direct response marketing, financial institution referrals, sales representatives, independent distributors and the internet. Financial Services sells personal and business checks, check-related products and services, stored value gift cards and customer loyalty, retention and fraud monitoring/protection services to financial institutions. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada. No single customer accounted for more than 10% of revenue in 2007, 2006 or 2005.
     The accounting policies of the segments are the same as those described in Note 1. We allocate corporate costs to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are reported in that segment’s results. Due to our shared services approach to many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate asset balances are not allocated to the segments. Depreciation and amortization expense related to corporate assets which was allocated to the segments was $31.9 million in 2007, $18.9 million in 2006 and $14.7 million in 2005. Corporate assets consist primarily of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate. Additionally, corporate assets include long-term investments and deferred income taxes.
     Effective January 1, 2007, we reclassified as corporate assets the property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate. These assets had previously been managed as business segment assets and were reported within our business segments. Because we realigned our organization and implemented a shared services approach for most functions, these assets are now managed as corporate assets which we do not allocate to our business segments. Asset and capital expenditure information for prior periods has been recast to reflect this change.
     Upon the acquisition of NEBS in June 2004, we did not begin allocating corporate costs to the NEBS portion of Small Business Services, as NEBS continued to utilize its legacy systems and organizations as we developed and implemented plans for the integration of the businesses. On April 1, 2005, NEBS implemented certain of our corporate information systems and began utilizing most of our corporate shared services functions. As such, we began allocating corporate costs to the NEBS portion of the Small Business Services segment for those corporate functions being utilized by the NEBS business. As of January 1, 2006, NEBS was fully integrated into all of our corporate functions and we began allocating our corporate costs to all of our business segments, based on segment revenue.
     We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

     The following is our segment information as of and for the years ended December 31:

		Reportable business segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2007	$939,139	$457,292	$209,936	$—	$1,606,367
	2006	969,809	458,118	211,727	—	1,639,654
	2005	932,286	537,525	246,483	—	1,716,294

Operating income:	2007	130,462	74,305	62,778	—	267,545
	2006	86,764	46,613	64,922	—	198,299
	2005	105,118	119,677	80,044	—	304,839

Depreciation and amortization expense:	2007	53,161	9,936	4,794	—	67,891
	2006	63,214	14,548	7,108	—	84,870
	2005	72,165	27,708	8,475	—	108,348

Asset impairment loss:	2007	—	—	—	—	—
	2006	18,285	26,413	—	—	44,698
	2005	—	—	—	—	—

Total assets:	2007	750,483	66,475	102,452	291,345	1,210,755
	2006	784,815	90,075	105,041	287,201	1,267,132
	2005	804,591	112,977	107,047	401,260	1,425,875

Capital asset purchases:	2007	—	—	—	32,328	32,328
	2006	—	—	—	41,324	41,324
	2005	—	—	—	55,653	55,653
     During 2007, we modified the manner in which we classify our revenue by product type. The change in classification was primarily comprised of removing certain deposit slip items from accessories and promotional products and including them in other printed products, including forms. Prior year information has been recast to reflect the current year classification. Revenue by product was as follows:

(in thousands)	2007	2006	2005

Checks and related services	$1,045,008	$1,041,523	$1,110,695
Other printed products, including forms	380,632	375,025	377,756
Accessories and promotional products	129,169	134,618	144,693
Packaging supplies and other	51,558	88,488	83,150

Total revenue	$1,606,367	$1,639,654	$1,716,294

     The following information is based on the geographic locations of our subsidiaries:

(in thousands)	2007	2006	2005

Revenue from external customers:
United States	$1,534,804	$1,570,824	$1,656,633
Canada	71,563	68,830	59,661

Total revenue	$1,606,367	$1,639,654	$1,716,294

Long-lived assets:
United States	$1,005,145	$1,052,257	$1,195,112
Foreign, primarily Canada	13,665	12,758	16,825

Total long-lived assets	$1,018,810	$1,065,015	$1,211,937

DELUXE CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

	2007 Quarter Ended
	March 31(1)	June 30	September 30(2)	December 31(3)
Revenue	$403,834	$399,871	$388,636	$414,026
Gross profit	254,517	257,077	245,138	263,074
Net income	35,228	35,975	32,160	40,152
Earnings per share:
Basic	0.69	0.70	0.62	0.78
Diluted	0.68	0.69	0.62	0.77
Cash dividends per share	0.25	0.25	0.25	0.25

	2006 Quarter Ended
	March 31	June 30(4)	September 30(5)	December 31(6)
Revenue	$411,430	$402,959	$398,087	$427,178
Gross profit	255,454	251,291	248,358	271,272
Net income (loss)	24,668	(2,367)	31,163	47,490
Earnings (loss) per share:
Basic	0.49	(0.05)	0.61	0.93
Diluted	0.48	(0.05)	0.61	0.92
Cash dividends per share	0.40	0.40	0.25	0.25

(1)	2007 first quarter results include income tax expense of $1.2 million for discrete items, primarily the non-deductible write-off of goodwill related to the sale of our industrial packaging product line, partially offset by the final settlement of an uncertain tax position.

(2)	2007 third quarter results include a $1.3 million reduction in income tax expense for discrete items, primarily the reconciliation of our 2006 federal income tax return to our 2006 income tax provision. Results also include net pre-tax restructuring accruals of $2.1 million related to various employee reductions.

(3)	2007 fourth quarter results include a $1.8 million reduction in income tax expense for discrete items, primarily adjustments to receivables related to prior year income tax returns. Results also include net pre-tax restructuring accruals of $2.7 million related to various employee reductions.

(4)	2006 second quarter results include a pre-tax asset impairment loss of $44.7 million related to the abandonment of a software project.

(5)	2006 third quarter results include a $2.9 million reduction in income tax expense related to changes in our legal entity structure and the settlement of prior period tax audits. Results also include net pre-tax restructuring accruals of $2.1 million related to various employee reductions.

(6)	2006 fourth quarter results include a pre-tax gain of $11.0 million from the termination of an underperforming outsourced payroll services contract, a $5.0 million reduction in income tax expense related to one-time deferred tax adjustments, as well as net pre-tax restructuring accruals of $8.4 million related to various employee reductions.

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
     Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control over Financial Reporting — Management of Deluxe Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment we have concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria. The attestation report on our internal control over financial reporting issued by PricewaterhouseCoopers LLP appears in Item 8 of this report.
Item 9B. Other Information.
     None.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The section of the proxy statement entitled “Stock Ownership and Reporting—Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference to this report. The information required pursuant to Item 201(d) of Regulation S-K is incorporated by reference to this report from the section of the proxy statement entitled “Item 4: Approval of the 2008 Stock Incentive Plan—Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     None of our directors or officers, nor any known person who beneficially owns, directly or indirectly, five percent of our common stock, nor any member of the immediate family of any of the foregoing persons has any material interest, direct or indirect, in any transaction since January 1, 2007 or in any presently proposed transaction which, in either case, has affected or will materially affect us. None of our directors or officers is indebted to us.
     The sections of the proxy entitled “Board Structure and Governance—Board Oversight and Director Independence” and “Board Structure and Governance—Related Party Transaction Policy and Procedures” are incorporated by reference to this report.

Item 14. Principal Accounting Fees and Services.
     The sections of the proxy statement entitled “Fiscal Year 2007 Audit and Independent Registered Public Accounting Firm—Fees Paid to Registered Public Accounting Firm” and “Fiscal Year 2007 Audit and Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Accounting Firm Fees and Services” are incorporated by reference to this report.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Financial Statements and Schedules
     The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required or not applicable, or the required information is shown in the consolidated financial statements or notes.
(b) Exhibit Listing
     The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit		Method of
Number	Description	Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)	*

4.1	Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)	*

4.2	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly, Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on December 5, 2002)	*

Exhibit		Method of
Number	Description	Filing

4.3	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.4	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.5	Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Indenture, dated as of May 14, 2007, by and between us and the The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.7	Registration Rights Agreement, dated May 14, 2007, by and between us and J.P. Morgan Securities Inc., as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement related to the 7.375% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.8	Specimen of 7.375% Senior Notes due 2015 (included in Exhibit 4.6)	*

10.1	Deluxe Corporation 2004 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)**	*

10.2	Deluxe Corporation 2000 Stock Incentive Plan, as Amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)**	*

10.3	Annex I to the Deluxe Corporation 2000 Stock Incentive Plan, Non-employee Director Stock and Deferral Plan, as Amended (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*

10.4	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.5	Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)**	*

10.6	First Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

Exhibit		Method of
Number	Description	Filing

10.7	Second Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2002)**	*

10.8	Third Amendment of the Deluxe Corporation Deferred Compensation Plan (2001 Restatement) (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2005)**	*

10.9	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

10.10	Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**	*

10.11	Deluxe Corporation Supplemental Benefit Plan (incorporated by reference to Exhibit (10)(B) to the Annual Report on Form 10-K for the year ended December 31, 1995)**	*

10.12	First Amendment to the Deluxe Corporation Supplemental Benefit Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.13	Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**	*

10.14	Description of Non-employee Director Compensation Arrangements, updated January 1, 2008**	Filed herewith

10.15	Form of Severance Agreement entered into between Deluxe and the following executive officers: Anthony Scarfone, Luann Widener, Terry Peterson, Leanne Branham, Mike Degeneffe, Richard Greene, Lynn Koldenhoven and Jeff Stoner (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**	*

10.16	Form of Executive Retention Agreement entered into between Deluxe and the following executive officers: Anthony Scarfone, Luann Widener, Mike Degeneffe, Richard Greene and Jeff Stoner (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2000)**	*

10.17	Form of Executive Retention Agreement between Deluxe and Lee Schram (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**	*

10.18	Form of Executive Retention Agreement, dated as of August 8, 2007, by and between Deluxe and Lee J. Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**	*

Exhibit		Method of
Number	Description	Filing

10.19	Form of Executive Retention Agreement, dated as of August 8, 2007, by and between Deluxe and each Senior Vice President (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**	*

10.20	Form of Executive Retention Agreement, dated as of August 8, 2007, by and between Deluxe and each of three Vice Presidents (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**	*

10.21	Form of Agreement for Awards Payable in Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 28, 2005)**	*

10.22	Form of Non-employee Director Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.23	Form of Non-employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.24	Form of Agreement as to Award of Restricted Common Stock (Non-Employee Director Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 27, 2006)**	*

10.25	Form of Non-Employee Director Restricted Stock Award Agreement (ver. 4/07) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10Q for the quarter ended March 31, 2007)**	*

10.26	Form of Non-qualified Stock Option Agreement (as amended February 2006) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.27	Form of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.28	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.29	Form of Restricted Stock Award Agreement (Two-Year Retention Term) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.30	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.31	Form of Performance Accelerated Restricted Stock Award Agreement (2006 grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

Exhibit		Method of
Number	Description	Filing

10.32	Form of Non-Qualified Stock Option Agreement (version 2/07) (incorporated by reference to exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*

10.33	Form of Performance Accelerated Restricted Stock Award Agreement (version 2/07) (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*

10.34	Employment Agreement dated as of April 10, 2006, between Deluxe and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**	*

10.35	Offer letter, dated as of September 15, 2006, between Deluxe and Richard S. Greene (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)**	*

12.1	Statement re: Computation of Ratios	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference

**	Denotes compensatory plan or management contract
     Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of reasonable expenses in furnishing such copies.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELUXE CORPORATION
Date: February 22, 2008	By:	/s/ Lee Schram
Lee Schram
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2008.

Signature		Title

By	/s/ Lee Schram	Chief Executive Officer

	Lee Schram	(Principal Executive Officer)

By	/s/ Richard S. Greene	Senior Vice President, Chief Financial Officer

	Richard S. Greene	(Principal Financial Officer)

By	/s/ Terry D. Peterson	Vice President, Investor Relations and Chief Accounting Officer

	Terry D. Peterson	(Principal Accounting Officer)

*

Ronald C. Baldwin		Director

*

Charles A. Haggerty		Director

*

Isaiah Harris, Jr.		Director

*

Don J. McGrath		Director

*

Cheryl Mayberry McKissack		Director

*

Neil J. Metviner		Director

Signature	Title

*
Stephen P. Nachtsheim	Director

*
Mary Ann O’Dwyer	Director

*
Martyn R. Redgrave	Director

*By:	/s/ Lee Schram
Lee Schram Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
10.14	Description of Non-employee Director Compensation Arrangements, updated January 1, 2008

12.1	Statement re: Computation of Ratios

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002