Form 10-K/A
period 2007-12-31
DELUXE CORP
filed 2008-02-26
CIK 27996

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
☑ Yes            ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [☑]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007 to amend the Annual Report which was originally filed with the Securities and Exchange Commission on February 22, 2008 (the “Original Annual Report”). We are filing this Amendment No. 1 to replace Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, which contained a typographical error. No other changes have been made to the Original Annual Report.

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(b) Exhibit Listing
     The following exhibit is filed as part of this report:

Exhibit		Method of
Number	Description	Filing
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELUXE CORPORATION
Date: February 26, 2008	By:	*
Lee Schram
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2008.

	Signature	Title

By	*	Chief Executive Officer

	Lee Schram	(Principal Executive Officer)

By	*	Senior Vice President, Chief Financial Officer

	Richard S. Greene	(Principal Financial Officer)

By	/s/ Terry D. Peterson	Vice President, Investor Relations and Chief Accounting Officer

	Terry D. Peterson	(Principal Accounting Officer)

*

	Ronald C. Baldwin	Director

*

	Charles A. Haggerty	Director

*

	Isaiah Harris, Jr.	Director

*

	Don J. McGrath	Director

*

	Cheryl Mayberry McKissack	Director

*

	Neil J. Metviner	Director

*

	Stephen P. Nachtsheim	Director

*

	Mary Ann O’Dwyer	Director

*

	Martyn R. Redgrave	Director

*By:	/s/ Terry D. Peterson
Terry D. Peterson Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm