Form 10-Q
period 2008-03-31
DELUXE CORP
filed 2008-05-01
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 22, 2008 was 51,497,365.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$17,610	$21,615
Trade accounts receivable (net of allowances for uncollectible accounts of $7,198 and $7,194, respectively)	78,633	85,687
Inventories and supplies	32,255	32,279
Deferred income taxes	14,201	14,901
Cash held for customers	17,298	23,285
Other current assets	9,782	14,178

Total current assets	169,779	191,945
Long-Term Investments (including $2,644 and $3,025 of investments at fair value, respectively)	36,254	36,013
Property, Plant, and Equipment (net of accumulated depreciation of $330,140 and $326,742, respectively)	135,354	139,245
Intangibles (net of accumulated amortization of $379,032 and $368,816, respectively)	142,341	148,487
Goodwill	584,845	585,294
Other Non-Current Assets	105,212	109,771

Total assets	$1,173,785	$1,210,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,470	$78,871
Accrued liabilities	119,784	149,763
Short-term debt	71,545	67,200
Long-term debt due within one year	1,800	1,754

Total current liabilities	259,599	297,588
Long-Term Debt	774,681	775,086
Deferred Income Taxes	12,310	10,194
Other Non-Current Liabilities	81,568	86,780
Commitments and Contingencies (Notes 9 and 10)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2008 — 51,499; 2007 — 51,887)	51,499	51,887
Additional paid-in capital	55,663	65,796
Accumulated deficit	(23,084)	(37,530)
Accumulated other comprehensive loss	(38,451)	(39,046)

Total shareholders’ equity	45,627	41,107

Total liabilities and shareholders’ equity	$1,173,785	$1,210,755

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2008	2007

Revenue	$381,213	$403,834
Cost of goods sold	145,878	149,317

Gross Profit	235,335	254,517

Selling, general and administrative expense	180,505	189,317
Gain on sale of product line	—	(3,773)

Operating Income	54,830	68,973

Interest expense	(12,753)	(12,799)
Other income	494	988

Income Before Income Taxes	42,571	57,162

Provision for income taxes	15,254	21,934

Net Income	$27,317	$35,228

Basic Earnings per Share	$0.53	$0.69
Diluted Earnings per Share	0.53	0.68

Cash Dividends per Share	$0.25	$0.25

Comprehensive Income	$27,912	$37,022
See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended
	March 31,
	2008	2007

Cash Flows from Operating Activities:
Net income	$27,317	$35,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,216	5,458
Amortization of intangibles	10,303	11,877
Amortization of contract acquisition costs	6,243	8,528
Employee share-based compensation expense	2,765	2,436
Deferred income taxes	1,669	3,733
Gain on sale of product line	—	(3,773)
Other non-cash items, net	3,767	4,511
Changes in assets and liabilities, net of effect of acquisitions and product line disposition:
Trade accounts receivable	4,756	6,878
Inventories and supplies	(106)	853
Other current assets	80	1,468
Non-current assets	2,693	(642)
Accounts payable	(5,796)	(645)
Contract acquisition payments	(2,846)	(4,229)
Other accrued and non-current liabilities	(26,080)	(2,698)

Net cash provided by operating activities	29,981	68,983

Cash Flows from Investing Activities:
Purchases of capital assets	(5,802)	(4,356)
Payments for acquisitions, net of cash acquired	(260)	(2,316)
Proceeds from sale of product line	—	19,214
Other	176	2,495

Net cash (used) provided by investing activities	(5,886)	15,037

Cash Flows from Financing Activities:
Net proceeds (payments) from short-term debt	4,345	(68,110)
Payments on long-term debt	(422)	(377)
Change in book overdrafts	(6,695)	(5,719)
Proceeds from issuing shares under employee plans	1,636	2,959
Excess tax benefit from share-based employee awards	92	—
Payments for common shares repurchased	(13,943)	—
Cash dividends paid to shareholders	(12,871)	(12,968)

Net cash used by financing activities	(27,858)	(84,215)

Effect of Exchange Rate Change on Cash	(242)	62

Net Change in Cash and Cash Equivalents	(4,005)	(133)
Cash and Cash Equivalents: Beginning of Period	21,615	11,599

End of Period	$17,610	$11,466

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Consolidated financial statements
     The consolidated balance sheet as of March 31, 2008, the consolidated statements of income for the quarters ended March 31, 2008 and 2007 and the consolidated statements of cash flows for the quarters ended March 31, 2008 and 2007 are unaudited. The consolidated balance sheet as of December 31, 2007 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).
     We have reclassified certain amounts presented in the consolidated statement of cash flows for the quarter ended March 31, 2007 to conform to the current period presentation. These reclassifications did not affect previously reported cash flows.
Note 2: New accounting pronouncements
     Recently adopted accounting pronouncements — In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.
     Accounting pronouncements not yet adopted — In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations, which modifies the required accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” SFAS No. 141(R) changes the accounting for business acquisitions and will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to business combinations completed on or after January 1, 2009.
Note 3: Supplemental balance sheet and cash flow information
     Inventories and supplies — Inventories and supplies were comprised of the following:

	March 31,	December 31,
(in thousands)	2008	2007

Raw materials	$6,622	$6,803
Semi-finished goods	10,748	10,886
Finished goods	8,492	8,499

Total inventories	25,862	26,188
Supplies, primarily production	6,393	6,091

Inventories and supplies	$32,255	$32,279

     Fair value measurements — During the quarters ended March 31, 2008 and 2007, we measured a long-term mutual fund investment at fair value based on quoted prices in active markets for identical assets. This is considered a Level 1 fair value measurement under SFAS No. 157, Fair Value Measurements. We account for this investment at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This investment corresponds to our liability under an officers’ deferred compensation plan. This deferred compensation plan is not available to new participants and is fully funded by the mutual fund investment. The liability under the plan equals the fair value of the mutual fund investment. Under SFAS No. 159, changes in the value of both the plan asset and the liability are netted in the consolidated statements of income within selling, general and administrative (SG&A) expense. Dividends earned by the mutual fund investment, as reported by the fund, are also netted within SG&A expense in the consolidated statements of income. The fair value of this investment was $2.6 million as of March 31, 2008 and $3.0 million as of December 31, 2007 and is included in long-term investments in the consolidated balance sheets. The long-term investment caption on our consolidated balance sheets also includes life insurance policies which are recorded at their cash surrender values. During the quarter ended March 31, 2008, we recognized unrealized losses on the mutual fund investment of $0.5 million, and during the quarter ended March 31, 2007, we recognized unrealized losses of $0.2 million.
     Intangibles — Intangibles were comprised of the following:

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Indefinite-lived:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400
Amortizable intangibles:
Internal-use software	282,868	(247,299)	35,569	278,802	(243,483)	35,319
Customer lists	110,223	(89,110)	21,113	110,165	(85,199)	24,966
Distributor contracts	30,900	(20,046)	10,854	30,900	(19,016)	11,884
Trade names	30,328	(17,957)	12,371	30,369	(16,708)	13,661
Other	7,654	(4,620)	3,034	7,667	(4,410)	3,257

Amortizable intangibles	461,973	(379,032)	82,941	457,903	(368,816)	89,087

Intangibles	$521,373	$(379,032)	$142,341	$517,303	$(368,816)	$148,487

     Total amortization of intangibles was $10.3 million for the quarter ended March 31, 2008 and $11.9 million for the quarter ended March 31, 2007. Based on the intangibles in service as of March 31, 2008, estimated future amortization expense is as follows:

(in thousands)

Remainder of 2008	$26,836
2009	24,861
2010	10,465
2011	5,524
2012	2,654

     Goodwill — Changes in goodwill during the quarter ended March 31, 2008 were as follows:

	Small
	Business	Direct
(in thousands)	Services	Checks	Total

Balance, December 31, 2007	$503,057	$82,237	$585,294
Adjustment to New England Business Service, Inc. (NEBS) acquisition uncertain tax position	(400)	—	(400)
Currency translation adjustment	(49)	—	(49)

Balance, March 31, 2008	$502,608	$82,237	$584,845

     Other non-current assets — Other non-current assets were comprised of the following:

	March 31,	December 31,
(in thousands)	2008	2007

Contract acquisition costs (net of accumulated amortization of $87,294 and $82,976, respectively)	$52,249	$55,516
Deferred advertising costs	23,433	26,009
Other	29,530	28,246

Other non-current assets	$105,212	$109,771

     Changes in contract acquisition costs during the first quarters of 2008 and 2007 were as follows:

	Quarter Ended March 31,
(in thousands)	2008	2007

Balance, beginning of year	$55,516	$71,721
Additions(1)	2,976	3,717
Amortization	(6,243)	(8,528)

Balance, end of period	$52,249	$66,910

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $2,846 for the quarter ended March 31, 2008 and $4,229 for the quarter ended March 31, 2007.
     Accrued liabilities — Accrued liabilities were comprised of the following:

	March 31,	December 31,
(in thousands)	2008	2007

Wages, including vacation	$18,710	$17,275
Customer rebates	17,634	20,397
Cash held for customers	17,298	23,285
Interest	16,385	5,414
Employee profit sharing and pension	9,399	40,294
Income taxes	7,664	3,396
Restructuring (see Note 6)	2,225	5,050
Other	30,469	34,652

Accrued liabilities	$119,784	$149,763

     Supplemental cash flow disclosure — As of March 31, 2008, we had accounts payable of $4.1 million related to capital asset purchases. These amounts were reflected in property, plant and equipment and intangibles in our consolidated balance sheet as of March 31, 2008, as we received the assets as of that date. As these liabilities are paid, the payments will be included in purchases of capital assets on the consolidated statements of cash flows. As of December 31, 2007, we had accounts payable of $3.9 million related to capital asset purchases.

Note 4: Earnings per share
     The following table reflects the calculation of basic and diluted earnings per shares. During each period, certain options as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2008	2007

Earnings per share — basic:
Net income	$27,317	$35,228
Weighted-average shares outstanding	51,070	51,222
Earnings per share — basic	$0.53	$0.69

Earnings per share — diluted:
Net income	$27,317	$35,228
Re-measurement of share-based awards classified as liabilities	(223)	(7)

Income available to common shareholders	$27,094	$35,221

Weighted-average shares outstanding	51,070	51,222
Dilutive impact of options, restricted stock units, unvested restricted stock and employee stock purchase plan	485	330

Weighted-average shares and potential dilutive shares outstanding	51,555	51,552

Earnings per share — diluted	$0.53	$0.68

Antidilutive options excluded from calculation	3,709	3,021
Note 5: Acquisitions and disposition
     In March 2008, we acquired certain assets of Yoffi Digital Press (Yoffi) for cash of $0.3 million. Yoffi is a commercial digital printer specializing in one-to-one marketing strategies and is included in our Small Business Services segment. The assets acquired consisted primarily of a customer list.
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
     In January 2007, we completed the sale of the assets of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on diluted earnings per share as the effective tax rate specifically attributable to the gain was higher because the goodwill written-off is not deductible for tax purposes. This product line generated approximately $51 million of revenue in 2006. The disposition of this product line did not qualify to be reported as discontinued operations in our consolidated financial statements.
Note 6: Restructuring accruals
     Restructuring accruals of $2.2 million as of March 31, 2008 and $5.1 million as of December 31, 2007 are reflected in accrued liabilities in the consolidated balance sheets. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have vacated. The remaining severance accruals relate to employee reductions resulting from our cost saving initiatives. The employee reductions are expected to be completed by the end of 2008, with severance payments fully paid by mid-2009 utilizing cash from operations. The remaining payments due under the operating lease obligations will be paid through early 2009. During the quarter ended March 31, 2008, we reversed $0.8 million of restructuring accruals as fewer employees received severance benefits than originally estimated. These reversals are reflected as a reduction of SG&A expense in the consolidated statement of income for the quarter ended March 31, 2008. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K.
     As of March 31, 2008, our restructuring accruals, by company initiative, were as follows:

	NEBS acquisition	2006	2007
(in thousands)	related	initiatives	initiatives	Total

Balance, December 31, 2007	$36	$325	$4,689	$5,050
Restructuring reversals	—	(20)	(762)	(782)
Payments	(6)	(94)	(1,943)	(2,043)

Balance, March 31, 2008	$30	$211	$1,984	$2,225

Cumulative amounts:
Restructuring accruals	$30,243	$10,859	$6,928	$48,030
Restructuring reversals	(839)	(1,664)	(1,324)	(3,827)
Payments	(29,374)	(8,984)	(3,620)	(41,978)

Balance, March 31, 2008	$30	$211	$1,984	$2,225

     As of March 31, 2008, the components of our restructuring accruals, by segment, were as follows:

					Operating lease
	Employee severance benefits				obligations
	Small Business				Small Business
(in thousands)	Services	Financial Services	Direct Checks	Corporate	Services	Total

Balance, December 31, 2007	$2,001	$953	$—	$2,060	$36	$5,050
Restructuring reversals	(365)	(387)	—	(30)	—	(782)
Inter-segment transfer	763	354	—	(1,117)	—	—
Payments	(1,293)	(245)	—	(499)	(6)	(2,043)

Balance, March 31, 2008	$1,106	$675	$—	$414	$30	$2,225

Cumulative amounts for current initiatives(1) :
Restructuring accruals	$32,313	$4,310	$128	$8,361	$2,918	$48,030
Restructuring reversals	(785)	(1,023)	(142)	(1,326)	(551)	(3,827)
Inter-segment transfer	1,396	732	32	(2,160)	—	—
Payments	(31,818)	(3,344)	(18)	(4,461)	(2,337)	(41,978)

Balance, March 31, 2008	$1,106	$675	$—	$414	$30	$2,225

(1)	Includes accruals related to our 2007 and 2006 cost reduction initiatives and the NEBS acquisition in June 2004.
Note 7: Pension and other postretirement benefits
     We have historically provided certain health care benefits for a large number of retired employees. In addition to our retiree health care plan, we also have supplemental executive retirement plans (SERP’s) in the United States and Canada and a pension plan which covers certain Canadian employees. These pension plans were acquired as part of the NEBS acquisition in 2004. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K.

     Pension and postretirement benefit expense for the quarters ended March 31, 2008 and 2007 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2008	2007	2008	2007

Service cost	$24	$39	$—	$51
Interest cost	1,989	1,753	129	121
Expected return on plan assets	(2,183)	(2,066)	(71)	(60)
Amortization of prior service credit	(990)	(990)	—	—
Amortization of net actuarial losses	2,369	2,464	3	2
Settlement loss	—	—	111	—

Total periodic benefit expense	$1,209	$1,200	$172	$114

     In March 2008, we used $0.5 million of plan assets to settle approximately one-half of the benefits due under our Canadian SERP plan. We anticipate that final settlement of this plan will occur by the end of 2008.
Note 8: Provision for income taxes
     Our effective tax rate for the quarter ended March 31, 2008 was 35.8%, compared to our 2007 annual effective tax rate of 34.1%. Our 2007 effective tax rate included favorable adjustments related to receivables for prior year tax returns, which lowered our effective tax rate 1.4 percentage points.
Note 9: Debt
     Total debt outstanding was comprised of the following:

	March 31,	December 31,
(in thousands)	2008	2007

5.0% senior, unsecured notes due December 15, 2012, net of discount	$299,109	$299,062
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,600	274,584
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000
Long-term portion of capital lease obligations	972	1,440

Long-term portion of debt	774,681	775,086

Amounts drawn on credit facilities	$71,545	$67,200
Capital lease obligations due within one year	1,800	1,754

Short-term portion of debt	73,345	68,954

Total debt	$848,026	$844,040

     Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we used proceeds from liquidating all of our marketable securities and certain cash equivalents, together with a $120.0 million advance on our credit facilities, primarily to repay $325.0 million of 3.5% unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $188.0 million as of March 31, 2008, based on quoted market prices.
     In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933 and were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions may be made at our election prior to their stated maturity. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of NEBS in 2004. The fair value of these notes was $224.1 million as of March 31, 2008, based on quoted market prices.
     In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $258.4 million as of March 31, 2008, based on quoted market prices.
     As of March 31, 2008, we had a $500.0 million commercial paper program in place. Given our current credit ratings, the commercial paper market is not available to us. We also have committed lines of credit which are available for borrowing and to support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on the level of subsidiary indebtedness. No commercial paper was outstanding during the quarter ended March 31, 2008 or during 2007. The daily average amount outstanding under our lines of credit during the quarter ended March 31, 2008 was $71.7 million at a weighted-average interest rate of 3.97%. As of March 31, 2008, $71.5 million was outstanding at a weighted-average interest rate of 3.32%. During 2007, the daily average amount outstanding under our lines of credit was $45.5 million at a weighted-average interest rate of 5.57%. As of December 31, 2007, $67.2 million was outstanding at a weighted-average interest rate of 5.62%. As of March 31, 2008, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

	Total	Expiration	Commitment
(in thousands)	available	Date	Fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Amounts drawn on lines of credit	(71,545)
Outstanding letters of credit	(10,835)

Net available for borrowing as of March 31, 2008	$417,620

     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.
Note 10: Other commitments and contingencies
     Information regarding indemnifications, environmental matters, self-insurance and litigation can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K. No significant changes in these items occurred during the quarter ended March 31, 2008.

Note 11: Shareholders’ equity
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.0 million shares remain available for purchase under this authorization. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares, additional paid-in capital and accumulated deficit.
     Changes in shareholders’ equity during the quarter ended March 31, 2008 were as follows:

					Accumulated
	Common shares		Additional		other	Total
	Number	Par	paid-in	Accumulated	comprehensive	shareholders’
(in thousands)	of shares	value	capital	deficit	loss	equity

Balance, December 31, 2007	51,887	$51,887	$65,796	$(37,530)	$(39,046)	$41,107
Net income	—	—	—	27,317	—	27,317
Cash dividends	—	—	—	(12,871)	—	(12,871)
Common shares issued(1)	238	238	1,410	—	—	1,648
Tax impact of share-based awards	—	—	(530)	—	—	(530)
Common shares repurchased	(580)	(580)	(13,363)	—	—	(13,943)
Other common shares retired	(46)	(46)	(1,015)	—	—	(1,061)
Fair value of share-based compensation	—	—	3,365	—	—	3,365
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(619)	(619)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	1,525	1,525
Amortization of loss on derivatives, net of tax	—	—	—	—	346	346
Currency translation adjustment	—	—	—	—	(657)	(657)

Balance, March 31, 2008	51,499	$51,499	$55,663	$(23,084)	$(38,451)	$45,627

(1)	Includes shares issued to employees for cash payments of $1,636, as well as the vesting of share-based awards previously classified as accrued liabilities in our consolidated balance sheet of $12.
     Accumulated other comprehensive loss was comprised of the following:

	March 31,	December 31,
(in thousands)	2008	2007

Postretirement and defined benefit pension plans:
Unrealized prior service credit	$24,686	$25,305
Unrealized net actuarial losses	(59,897)	(61,422)

Postretirement and defined benefit pension plans, net of tax	(35,211)	(36,117)
Loss on derivatives, net of tax	(8,535)	(8,881)
Currency translation adjustment	5,295	5,952

Accumulated other comprehensive loss	$(38,451)	$(39,046)

Note 12: Business segment information
     We operate three business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells business checks, printed forms, promotional products, marketing materials and related services and products to small businesses and home offices through financial institution referrals, direct response marketing, sales representatives, independent distributors and the internet. Financial Services sells personal and business checks, check-related products and services, stored value gift cards, and customer loyalty, retention and fraud monitoring and protection services to financial institutions. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada.
     The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2007 Form 10-K. We allocate corporate costs to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are reported in that segment’s results. Due to our corporate shared services approach to many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments and deferred income taxes.
     We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.
     The following is our segment information as of and for the quarters ended March 31, 2008 and 2007:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2008	$215,850	$113,930	$51,433	$—	$381,213
	2007	231,804	113,486	58,544	—	403,834

Operating income:	2008	21,164	18,970	14,696	—	54,830
	2007	33,176	15,726	20,071	—	68,973

Depreciation and amortization	2008	12,030	2,390	1,099	—	15,519
expense:	2007	13,726	2,328	1,281	—	17,335

Total assets:	2008	726,666	69,888	100,863	276,368	1,173,785
	2007	752,643	83,950	102,718	283,885	1,223,196

Capital asset purchases:	2008	—	—	—	5,802	5,802
	2007	—	—	—	4,356	4,356
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
     Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 56.6% of our consolidated revenue for the first quarter of 2008. This segment has sold business checks, printed forms, promotional products, marketing materials and related services and products to more than six million small businesses and home offices in the past five years through financial institution referrals, direct response marketing, sales representatives, independent distributors and the internet. Of the more than six million customers we have served in the past five years, over four million have ordered our products or services in the last 24 months. Our Financial Services segment generated 29.9% of our consolidated revenue for the first quarter of 2008. This segment sells personal and business checks, check-related products and services, stored value gift cards, and customer loyalty, retention and fraud monitoring and protection services to approximately 7,000 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 13.5% of our consolidated revenue for the first quarter of 2008. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada.
     Our net income for the first quarter of 2008, as compared to the first quarter of 2007, benefited from the following:
•	Various cost reductions from previously announced management initiatives to reduce our cost structure, primarily within sales and marketing, information technology and manufacturing;
•	A full quarter of a February 2007 price increase in Financial Services;
•	Lower expense for performance-based employee compensation; and
•	Lower amortization of acquisition-related intangible assets within Small Business Services, as certain of the assets are amortized using accelerated methods.
     These benefits were more than offset by the following:
•	Unfavorable economic conditions, primarily affecting Small Business Services;
•	Lower order volume for Direct Checks due to the continuing decline in check usage and advertising response rates;
•	Higher delivery-related costs due to a mid-2007 postal rate increase;
•	Additional revenue in the first quarter of 2007 for Direct Checks due to a weather-related backlog from the last week of 2006;
•	Lower volume in Financial Services primarily due to non-recurring financial institution conversion activity in the first quarter of 2007; and
•	Investments made to drive revenue growth opportunities, primarily within e-commerce and marketing.
Our Strategies and Business Challenges
     Details concerning our strategies and business challenges were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). There were no significant changes in our strategies or business challenges during the first quarter of 2008.
Update on Cost Reduction Initiatives
     As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2007 Form 10-K, we are pursuing aggressive cost reduction and business simplification initiatives which we expect to collectively reduce our annual cost structure by at least $225 million, net of required investments, by the end of 2009. The baseline for these anticipated savings is the estimated cost structure for 2006, which was reflected in the earnings guidance reported in our press release on July 27, 2006 regarding second quarter 2006 results. We are currently on track to realize approximately $70 million of the $225 million target in 2008. We realized $105 million of this target through the end of 2007, and we expect the remaining $50 million to be realized in 2009. To date, most of our savings are from sales and marketing, information technology and fulfillment, including manufacturing and supply chain.
Outlook for 2008
     We anticipate that consolidated revenue will be between $1.56 billion and $1.59 billion for 2008, as compared to $1.61 billion for 2007. We expect that revenue in Small Business Services will be nearly flat to last year given the economic uncertainty, with modest growth expected in the second half of the year driven by our growth initiatives. We expect the revenue decline in Financial Services to be in the low to mid-single digits due to the continuing decline in check usage, with a modest increase in the second half of the year from our loyalty, retention, monitoring and protection products. In Direct Checks, we expect the revenue decline to be in the high single digits due to the continuing decline in check usage and the $3 million revenue benefit in 2007 attributable to the weather-related backlog at the end of 2006.
     We expect that 2008 diluted earnings per share will be between $3.00 and $3.15, compared to $2.76 for 2007. We expect that operating income will increase from 2007 due to our cost reduction initiatives, partially offset by the impact of revenue declines in our personal check businesses, continued investments in new products, services and growth enablers, such as e-

commerce and merchandising, and other cost increases. We estimate that our annual effective tax rate for 2008 will be approximately 35%, compared to 34.1% for 2007.
     We anticipate that operating cash flow will be between $230 million and $250 million in 2008, compared to $245 million in 2007. We expect that increased earnings and working capital improvements throughout the year will be offset by higher payments in the first quarter for employee performance-based compensation related to our 2007 performance. We estimate that capital spending will be approximately $30 million in 2008, with investment focused on cost reductions and key growth enablers such as our e-commerce platform.
     Our priorities for the use of cash include investing both organically and in small to medium-sized acquisitions to augment growth. We also consider other opportunities to deploy cash to enhance shareholder value, which most recently have focused on share repurchase opportunities. We do not expect our capacity for share repurchases to exceed $15 million to $20 million for the remainder of 2008 based on limitations in the debt agreement related to our notes due in June 2015. To the extent we have excess cash after these priorities, we intend to pay down the balance on our credit facilities.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2008	2007	Change

Revenue	$381,213	$403,834	(5.6%)
Orders	15,971	16,857	(5.3%)
Revenue per order	$23.87	$23.96	(0.4%)
     Revenue for the first quarter of 2008 decreased $22.6 million as compared to the first quarter of 2007 due to unfavorable economic conditions, primarily affecting Small Business Services, as well as lower volume for Direct Checks due to the overall decline in check usage and advertising response rates, and lower volume for Financial Services due primarily to non-recurring client conversion activity in 2007. Conversion activity is driven by the need to replace checks after one financial institution merges with or acquires another. Additionally, Small Business Services revenue decreased $3 million due to revenue generated in 2007 by our industrial packaging product line which was sold in January 2007, and Direct Checks revenue decreased $3 million due to a weather-related backlog from the last week of 2006 which pushed revenue into 2007. Partially offsetting these decreases was higher revenue per order for Financial Services and Direct Checks due to price increases, as well as a favorable Canadian foreign currency exchange rate.
     The number of orders decreased for the first quarter of 2008, as compared to the first quarter of 2007, due primarily to the non-recurring client conversion activity in Financial Services in 2007 and the decline for Direct Checks discussed earlier, as well as the unfavorable economic conditions primarily affecting Small Business Services. Revenue per order decreased slightly in the first quarter of 2008, as compared to the first quarter of 2007, as Financial Services, which has lower revenue per order than our other two business segments, generated a larger percentage of total order volume for the quarter.
Consolidated Gross Margin

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

Gross profit	$235,335	$254,517	(7.5%)
Gross margin	61.7%	63.0%	(1.3) pts.
     Gross margin decreased for the first quarter of 2008, as compared to the first quarter of 2007, primarily due to higher delivery-related costs from a postal rate increase in mid-2007 and unfavorable product mix, partially offset by price increases for Financial Services and Direct Checks, as well as manufacturing efficiencies and other benefits resulting from our cost reduction initiatives.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

SG&A expense	$180,505	$189,317	(4.7%)
SG&A as a percentage of revenue	47.4%	46.9%	0.5 pts.
     The decrease in SG&A expense for the first quarter of 2008, as compared to the first quarter of 2007, was due to various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology, lower performance-based employee compensation and lower amortization expense. Partially offsetting these decreases were investments made to drive revenue growth opportunities, including higher marketing expense within Small Business Services.
Gain on Sale of Product Line

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

Gain on sale of product line	$—	$3,773	$(3,773)
     In January 2007, we completed the sale of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on earnings per share because of an unfavorable income tax impact specifically attributable to the gain. The industrial packaging product line generated approximately $3 million of revenue in the first quarter of 2007.
Interest Expense

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

Interest expense	$12,753	$12,799	(0.4%)
Weighted-average debt outstanding	849,627	982,961	(13.6%)
Weighted-average interest rate	5.53%	4.63%	0.9 pts.
     The slight decrease in interest expense for the first quarter of 2008, as compared to the first quarter of 2007, was due to our lower average debt level in 2008, offset by a higher average interest rate.
Provision for Income Taxes

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

Provision for income taxes	$15,254	$21,934	(30.5%)
Effective tax rate	35.8%	38.4%	(2.6) pts.
     The decrease in our effective tax rate for the first quarter of 2008, as compared to the first quarter of 2007, was primarily due to discrete income tax expense in the first quarter of 2007, including the non-deductible write-off of goodwill related to the sale of our industrial packaging product line.
RESTRUCTURING ACCRUALS
     During 2007, we recorded restructuring accruals of $7.1 million for severance benefits related to employee reductions within our shared services functions of sales, marketing, customer care, fulfillment, information technology, human resources and finance. During 2006, we recorded restructuring accruals of $11.1 million for severance benefits related to employee reductions in these shared services functions, as well as the closing of our Financial Services customer service call center located in Syracuse, New York. The Syracuse facility was closed in January 2007 and the other employee reductions are expected to be completed by the end of 2008, with severance payments to be completed in 2009. These reductions were the result of the cost reduction initiatives discussed earlier under Executive Overview. During the first quarter of 2008, we reversed $0.8 million of restructuring accruals due to fewer employees receiving severance benefits than originally estimated.

These reversals were reflected as a reduction of SG&A expense in the consolidated statement of income for the quarter ended March 31, 2008.
     As a result of our employee reductions, we expect to realize additional cost savings of approximately $12 million in SG&A expense in 2008, in comparison to our 2007 results of operations. Expense reductions consist primarily of labor costs. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
SEGMENT RESULTS
     Additional financial information regarding our business segments appears under the caption “Note 12: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Small Business Services
     This segment sells business checks, printed forms, promotional products, marketing materials and related services and products to small businesses and home offices through financial institution referrals, direct response marketing and via sales representatives, independent distributors and the internet.

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

Revenue	$215,850	$231,804	(6.9%)
Operating income	21,164	33,176	(36.2%)
% of revenue	9.8%	14.3%	(4.5) pts.
     The decrease in revenue for the first quarter of 2008, as compared to the first quarter of 2007, was due primarily to general economic conditions affecting our customers’ buying patterns, as well as revenue of $3 million in 2007 generated by our industrial packaging product line which was sold in January 2007. Additionally, check sales in Canada were higher in 2007 due to a new check format required by the Canadian Payments Association. Partially offsetting these decreases was a favorable Canadian foreign currency exchange rate and growth in our promotional products and custom, full color, digital and web-to-print products and services.
     The decrease in operating income and operating margin for the first quarter of 2008, as compared to the first quarter of 2007, was due to the revenue decrease and investments made to drive revenue growth opportunities, including increased marketing expense. Additionally, 2007 operating income included a $3.8 million pre-tax gain on the sale of our industrial packaging product line in the first quarter of 2007. These decreases in operating income were partially offset by continued progress on our cost reduction initiatives, lower amortization of acquisition-related intangible assets and lower performance-based employee compensation.
Financial Services
     Financial Services sells personal and business checks, check-related products and services, stored value gift cards, and customer loyalty, retention and fraud monitoring and protection services to banks and other financial institutions. We also offer enhanced services such as customized reporting, file management and expedited account conversion support.

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

Revenue	$113,930	$113,486	0.4%
Operating income	18,970	15,726	20.6%
% of revenue	16.7%	13.9%	2.8 pts.
     The increase in revenue for the first quarter of 2008, as compared to the first quarter of 2007, was primarily due to a price increase implemented in February 2007, partially offset by a 3.7% decrease in order volume primarily due to non-recurring client conversion activity in 2007. Conversion activity is driven by the need to replace checks after one financial institution merges with or acquires another. Order volume for the first quarter of 2008 was down 0.7% excluding the impact of 2007 conversion activity.
     Operating income and operating margin increased for the first quarter of 2008, as compared to the first quarter of 2007, primarily due to our various cost reduction initiatives, the February 2007 price increase and lower performance-based employee compensation. These increases in operating income were partially offset by higher delivery-related costs from a postal rate increase in mid-2007, the non-recurring client conversion activity in 2007 and investments made in 2008 to drive revenue growth opportunities.
Direct Checks
     Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under the Checks Unlimited, Designer Checks and checks.com brand names.

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

Revenue	$51,433	$58,544	(12.1%)
Operating income	14,696	20,071	(26.8%)
% of revenue	28.6%	34.3%	(5.7) pts.
     The decrease in revenue for the first quarter of 2008, as compared to the first quarter of 2007, was due to a reduction in orders stemming from the decline in check usage and advertising response rates, as well as revenue of $3 million recognized in 2007 due to a weather-related backlog in late 2006 which pushed revenue into 2007. Partially offsetting the volume decline was higher revenue per order resulting from a price increase.
     The decrease in operating income and operating margin for the first quarter of 2008, as compared to the first quarter in 2007, was primarily due to the lower order volume and higher delivery-related costs from a postal rate increase in mid-2007. These decreases in operating income were partially offset by our cost reduction initiatives and lower advertising expense.
CASH FLOWS
     As of March 31, 2008, we held cash and cash equivalents of $17.6 million. The following table shows our cash flow activity for the quarters ended March 31, 2008 and 2007, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

Net cash provided by operating activities	$29,981	$68,983	$(39,002)
Net cash (used) provided by investing activities	(5,886)	15,037	(20,923)
Net cash used by financing activities	(27,858)	(84,215)	56,357
Effect of exchange rate change on cash	(242)	62	(304)

Net change in cash and cash equivalents	$(4,005)	$(133)	$(3,872)

     The $39.0 million decrease in cash provided by operating activities for the first quarter of 2008, as compared to the first quarter of 2007, was due to a $19.7 million increase in 2008 in employee profit sharing and pension contributions related to our 2007 performance, as well as the lower earnings discussed earlier under Consolidated Results of Operations. These decreases were partially offset by lower income tax payments.

     Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

Employee profit sharing and pension contributions	$35,424	$15,740	$19,684
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	11,800	9,000	2,800
Income tax payments	5,630	13,832	(8,202)
Contract acquisition payments	2,846	4,229	(1,383)
Severance payments	2,037	4,325	(2,288)
Interest payments	1,782	2,862	(1,080)
     Net cash used by investing activities in the first quarter of 2008 was $20.9 million higher than the first quarter of 2007, due to proceeds in 2007 of $19.2 million from the sale of our industrial packaging product line. Net cash used by financing activities in the first quarter of 2008 was $56.4 million lower than the first quarter of 2007 due to payments on short-term debt in 2007 as we repaid borrowings on our lines of credit, partially offset by share repurchases of $13.9 million in 2008.
     Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

Net proceeds from short-term debt	$4,345	$—	$4,345
Proceeds from issuing shares under employee plans	1,636	2,959	(1,323)
Proceeds from sale of product line	—	19,214	(19,214)
     Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2008	2007	Change

Payments for common shares repurchased	$13,943	$—	$13,943
Cash dividends paid to shareholders	12,871	12,968	(97)
Purchases of capital assets	5,802	4,356	1,446
Payments for acquisitions, net of cash acquired	260	2,316	(2,056)
Net payments on short-term debt	—	68,110	(68,110)
     We believe future cash flows provided by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, required debt service and anticipated dividend payments, for the next 12 months.

CAPITAL RESOURCES
     Our total debt was $848.0 million as of March 31, 2008, an increase of $4.0 million from December 31, 2007.
Capital Structure

	March 31,	December 31,
(in thousands)	2008	2007	Change

Amounts drawn on credit facilities	$71,545	$67,200	$4,345
Current portion of long-term debt	1,800	1,754	46
Long-term debt	774,681	775,086	(405)

Total debt	848,026	844,040	3,986
Shareholders’ equity	45,627	41,107	4,520

Total capital	$893,653	$885,147	$8,506

     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.0 million shares remain available for purchase under this authorization. We repurchased 0.6 million shares for $13.9 million during the first quarter of 2008. We do not expect our capacity for share repurchases to exceed $15 million to $20 million for the remainder of 2008 based on limitations in the debt agreement related to our notes due in June 2015. Further information regarding changes in shareholders’ equity appears under the caption “Note 11: Shareholders equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Debt Structure

	March 31, 2008		December 31, 2007
		Weighted-		Weighted-
		average		average
		interest		interest
(in thousands)	Amount	rate	Amount	rate	Change

Fixed interest rate	$773,709	5.7%	$773,646	5.7%	$63
Floating interest rate	71,545	3.3%	67,200	5.6%	4,345
Capital lease	2,772	10.4%	3,194	10.4%	(422)

Total debt	$848,026	5.5%	$844,040	5.7%	$3,986

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
     We currently have a $500.0 million commercial paper program in place which is supported by two committed lines of credit. Given our current credit ratings, the commercial paper market is not available to us. As necessary, we utilize our $500.0 million committed lines of credit to meet our working capital requirements. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on the level of subsidiary indebtedness. We were in compliance with all debt covenants as of March 31, 2008, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

     As of March 31, 2008, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Amounts drawn on credit facilities	(71,545)
Outstanding letters of credit	(10,835)

Net available for borrowing as of March 31, 2008	$417,620

CONTRACT ACQUISITION COSTS
     Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $2.8 million for the quarter ended March 31, 2008 and $4.2 million for the quarter ended March 31, 2007. Changes in contract acquisition costs during the first quarters of 2008 and 2007 were as follows:

	Quarter Ended March 31,
(in thousands)	2008	2007

Balance, beginning of year	$55,516	$71,721
Additions	2,976	3,717
Amortization	(6,243)	(8,528)

Balance, end of period	$52,249	$66,910

     The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments increased in the mid-2000s and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. These costs impact the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract. Beginning in 2006, we sought to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract. We plan to continue this strategy.
     Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $2.3 million as of March 31, 2008 and $2.5 million as of December 31, 2007. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $3.5 million as of March 31, 2008 and $3.4 million as of December 31, 2007.
OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS
     It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, including breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any likely liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K.
     We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.
     A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2007 Form 10-K. There were no significant changes in these obligations during the first quarter of 2008.
RELATED PARTY TRANSACTIONS
     We have not entered into any material related party transactions during the quarter ended March 31, 2008 or during 2007.
CRITICAL ACCOUNTING POLICIES
     A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2007 Form 10-K. There were no changes in these policies during the first quarter of 2008.
     We are currently reassessing our branding strategy. Once this assessment is complete, we will evaluate the impact, if any, on the carrying value of our trade name intangible assets.
NEW ACCOUNTING PRONOUNCEMENTS
     Information regarding the accounting pronouncement adopted during the first quarter of 2008 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, which modifies the required accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” SFAS No. 141(R) changes the accounting for business acquisitions and will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to business combinations completed on or after January 1, 2009.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (SEC), in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.
     We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. The material uncertainties and other factors known to us are discussed in Item 1A of the 2007 Form 10-K and are incorporated into this report as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.
     You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first quarter of 2008, we used our committed lines of credit to fund working capital and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2008, our total debt was comprised of the following:

	Carrying	Fair	Weighted-average
(in thousands)	amount	value(1)	interest rate

Long-term notes maturing December 2012	$299,109	$258,375	5.00%
Long-term notes maturing October 2014	274,600	224,125	5.13%
Long-term notes maturing June 2015	200,000	188,000	7.38%
Amounts drawn on credit facilities	71,545	71,545	3.32%
Capital lease obligation maturing in September 2009	2,772	2,772	10.41%

Total debt	$848,026	$744,817	5.48%

(1)	Based on quoted market rates as of March 31, 2008, except for our capital lease obligation which is shown at carrying value.
     Although the fair value of our long-term debt is less than its carrying amount, we do not anticipate settling our outstanding debt at its reported fair value. We do not believe that settling our long-term notes is the best use of our financial resources at this time.
     Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.2 million for the first quarter of 2008.
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
Item 4. Controls and Procedures.
     (a) Disclosure Controls and Procedures — As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     (b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.
Item 1A. Risk Factors.
     Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10K”). There have been no significant changes to these risk factors since we filed the 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table shows purchases of our own equity securities, based on trade date, which we completed during the first quarter of 2008.
Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares (or units)	value) of shares
			purchased as part	(or units) that may
	Total number of		of publicly	yet be purchased
	shares (or units)	Average price paid	announced plans or	under the plans or
Period	purchased	per share (or unit)	programs	programs

January 1, 2008 — January 31, 2008	532,100	$24.24	532,100	7,006,100

February 1, 2008 — February 29, 2008	27,800	23.53	27,800	6,978,300

March 1, 2008 — March 31, 2008	20,100	19.44	20,100	6,958,200

Total	580,000	$24.04	580,000	6,958,200

     In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and we may purchase additional shares under this authorization in the future.
     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2008, we withheld 46,413 shares in conjunction with the vesting and exercise of equity-based awards.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit		Method of
Number	Description	Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)	*

4.1	Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)	*

4.2	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)	*

4.3	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

Exhibit		Method of
Number	Description	Filing

4.4	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.5	Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.7	Registration Rights Agreement, dated May 14, 2007, by and between us and J.P. Morgan Securities Inc., as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement related to the 7.375% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.8	Specimen of 7.375% Senior Notes due 2015 (included in Exhibit 4.6)	*

12.1	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: May 1, 2008	/s/ Lee J. Schram
Lee J. Schram
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2008	/s/ Richard S. Greene
Richard S. Greene
Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2008	/s/ Terry D. Peterson
Terry D. Peterson
Vice President, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002