Form 10-Q
period 2008-06-30
DELUXE CORP
filed 2008-08-07
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 25, 2008 was 51,522,195.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$17,780	$21,615
Trade accounts receivable (net of allowances for uncollectible accounts of $6,529 and $7,194, respectively)	74,350	85,687
Inventories and supplies	32,055	32,279
Deferred income taxes	14,359	14,901
Cash held for customers	26,283	23,285
Other current assets	11,072	14,178

Total current assets	175,899	191,945
Long-Term Investments (including $2,815 and $3,025 of investments at fair value, respectively)	36,872	36,013
Property, Plant, and Equipment (net of accumulated depreciation of $334,485 and $326,742, respectively)	132,382	139,245
Intangibles (net of accumulated amortization of $388,458 and $368,816, respectively)	135,902	148,487
Goodwill	586,177	585,294
Other Non-Current Assets	95,980	109,771

Total assets	$1,163,212	$1,210,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,889	$78,871
Accrued liabilities	114,777	149,763
Short-term debt	60,330	67,200
Long-term debt due within one year	1,847	1,754

Total current liabilities	241,843	297,588
Long-Term Debt	774,264	775,086
Deferred Income Taxes	12,650	10,194
Other Non-Current Liabilities	66,761	86,780
Commitments and Contingencies (Notes 8, 9 and 10)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2008 — 51,523; 2007 — 51,887)	51,523	51,887
Additional paid-in capital	56,709	65,796
Accumulated deficit	(3,375)	(37,530)
Accumulated other comprehensive loss	(37,163)	(39,046)

Total shareholders’ equity	67,694	41,107

Total liabilities and shareholders’ equity	$1,163,212	$1,210,755

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$367,749	$399,871	$748,962	$803,705
Cost of goods sold	139,816	142,794	285,694	292,112

Gross Profit	227,933	257,077	463,268	511,593

Selling, general and administrative expense	166,632	189,595	347,137	378,910
Net gain on sale of product line	—	—	—	(3,773)

Operating Income	61,301	67,482	116,131	136,456

Interest expense	(12,380)	(13,909)	(25,133)	(26,709)
Other income	379	876	874	1,864

Income Before Income Taxes	49,300	54,449	91,872	111,611

Income tax provision	16,683	18,474	31,938	40,408

Net Income	$32,617	$35,975	$59,934	$71,203

Earnings per share:
Basic	$0.64	$0.70	$1.17	$1.39
Diluted	0.63	0.69	1.16	1.37

Cash Dividends per Share	$0.25	$0.25	$0.50	$0.50

Total Comprehensive Income	$33,905	$39,235	$61,817	$76,257
See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$59,934	$71,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,703	11,031
Amortization of intangibles	20,389	23,597
Amortization of contract acquisition costs	12,442	15,001
Employee share-based compensation expense	4,873	6,050
Deferred income taxes	971	1,665
Gain on sale of product line	—	(3,773)
Other non-cash items, net	9,088	9,721
Changes in assets and liabilities, net of effect of acquisitions and product line disposition:
Trade accounts receivable	7,358	4,507
Inventories and supplies	(735)	(1,120)
Other current assets	(1,181)	1,736
Non-current assets	4,009	(2,461)
Accounts payable	(4,354)	(3,324)
Contract acquisition payments	(4,571)	(9,700)
Other accrued and non-current liabilities	(52,183)	(19,439)

Net cash provided by operating activities	66,743	104,694

Cash Flows from Investing Activities:
Purchases of capital assets	(15,214)	(12,026)
Payments for acquisitions, net of cash acquired	(1,675)	(2,316)
Purchases of marketable securities	—	(280,252)
Proceeds from sales of marketable securities	—	102,972
Proceeds from sale of product line	—	19,214
Other	109	3,933

Net cash used by investing activities	(16,780)	(168,475)

Cash Flows from Financing Activities:
Net payments on short-term debt	(6,870)	(112,660)
Proceeds from long-term debt, net of debt issuance costs	—	196,507
Payments on long-term debt	(855)	(771)
Change in book overdrafts	(7,876)	(5,225)
Proceeds from issuing shares under employee plans	1,635	13,787
Excess tax benefit from share-based employee awards	92	521
Payments for common shares repurchased	(13,943)	—
Cash dividends paid to shareholders	(25,779)	(25,971)

Net cash (used) provided by financing activities	(53,596)	66,188

Effect of Exchange Rate Change on Cash	(202)	579

Net Change in Cash and Cash Equivalents	(3,835)	2,986
Cash and Cash Equivalents: Beginning of Period	21,615	11,599

End of Period	$17,780	$14,585

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Consolidated financial statements
     The consolidated balance sheet as of June 30, 2008, the consolidated statements of income for the quarters and six months ended June 30, 2008 and 2007 and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. The consolidated balance sheet as of December 31, 2007 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).
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
     Accounting pronouncements not yet adopted — In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations, which modifies the required accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” SFAS No. 141(R) changes the accounting for business acquisitions and will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to business combinations completed after December 31, 2008.
     In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock unit and restricted stock awards do provide a nonforfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, we will begin reporting earnings per share under the two-class method and will restate all historical earnings per share data. We are currently evaluating the impact of this new guidance on our reported earnings per share.

Note 3: Supplemental balance sheet and cash flow information
     Inventories and supplies — Inventories and supplies were comprised of the following:

	June 30,	December 31,
(in thousands)	2008	2007

Raw materials	$6,426	$6,803
Semi-finished goods	11,116	10,886
Finished goods	8,055	8,499

Total inventories	25,597	26,188
Supplies, primarily production	6,458	6,091

Inventories and supplies	$32,055	$32,279

     Fair value measurements — During the quarter and six months ended June 30, 2008 and 2007, we measured a long-term mutual fund investment at fair value based on quoted prices in active markets for identical assets. This is considered a Level 1 fair value measurement under SFAS No. 157, Fair Value Measurements. We account for this investment at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This investment corresponds to our liability under an officers’ deferred compensation plan. This deferred compensation plan is not available to new participants and is fully funded by the mutual fund investment. The liability under the plan equals the fair value of the mutual fund investment. Under SFAS No. 159, changes in the value of both the plan asset and the liability are netted in the consolidated statements of income within selling, general and administrative (SG&A) expense. Dividends earned by the mutual fund investment, as reported by the fund, are also netted within SG&A expense in the consolidated statements of income. The fair value of this investment was $2.8 million as of June 30, 2008 and $3.0 million as of December 31, 2007 and is included in long-term investments in the consolidated balance sheets. The long-term investment caption on our consolidated balance sheets also includes life insurance policies which are recorded at their cash surrender values. We recognized a net unrealized gain on the mutual fund investment of $0.2 million during the quarters ended June 30, 2008 and 2007. During the six months ended June 30, 2008 and 2007, we recognized a net unrealized loss of $0.3 million and $37,000, respectively.
     Intangibles — Intangibles were comprised of the following:

	June 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Indefinite-lived:
Trade names	$59,400	$—	$59,400	$59,400	$—	$59,400
Amortizable intangibles:
Internal-use software	285,673	(250,123)	35,550	278,802	(243,483)	35,319
Customer lists	110,280	(93,185)	17,095	110,165	(85,199)	24,966
Distributor contracts	30,900	(21,076)	9,824	30,900	(19,016)	11,884
Trade names	30,449	(19,239)	11,210	30,369	(16,708)	13,661
Other	7,658	(4,835)	2,823	7,667	(4,410)	3,257

Amortizable intangibles	464,960	(388,458)	76,502	457,903	(368,816)	89,087

Intangibles	$524,360	$(388,458)	$135,902	$517,303	$(368,816)	$148,487

     Total amortization of intangibles was $10.1 million for the quarter ended June 30, 2008 and $11.7 million for the quarter ended June 30, 2007. Amortization of intangibles was $20.4 million for the six months ended June 30, 2008 and $23.6 million for the six months ended June 30, 2007. Based on the intangibles in service as of June 30, 2008, estimated future amortization expense is as follows:

(in thousands)

Remainder of 2008	$17,099
2009	25,163
2010	11,006
2011	5,710
2012	2,683
     Goodwill — Changes in goodwill during the six months ended June 30, 2008 were as follows:

	Small
	Business	Direct
(in thousands)	Services	Checks	Total

Balance, December 31, 2007	$503,057	$82,237	$585,294
Adjustment to New England Business Service, Inc. (NEBS) acquisition uncertain tax position	(435)	—	(435)
Acquisition of Logo Design Mojo, Inc. (see Note 5)	1,359	—	1,359
Currency translation adjustment	(41)	—	(41)

Balance, June 30, 2008	$503,940	$82,237	$586,177

     Other non-current assets — Other non-current assets were comprised of the following:

	June 30,	December 31,
(in thousands)	2008	2007

Contract acquisition costs (net of accumulated amortization of $92,493 and $82,976, respectively)	$47,650	$55,516
Deferred advertising costs	22,241	26,009
Other	26,089	28,246

Other non-current assets	$95,980	$109,771

     Changes in contract acquisition costs during the first six months of 2008 and 2007 were as follows:

	Six Months Ended June 30,
(in thousands)	2008	2007

Balance, beginning of year	$55,516	$71,721
Additions(1)	4,576	9,138
Amortization	(12,442)	(15,001)

Balance, end of period	$47,650	$65,858

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $4,571 for the six months ended June 30, 2008 and $9,700 for the six months ended June 30, 2007.

     Accrued liabilities — Accrued liabilities were comprised of the following:

	June 30,	December 31,
(in thousands)	2008	2007

Cash held for customers	$26,283	$23,285
Customer rebates	20,389	20,397
Wages, including vacation	20,233	17,275
Employee profit sharing and pension	10,155	40,294
Interest	5,414	5,414
Restructuring (see Note 6)	3,415	5,050
Other	28,888	38,048

Accrued liabilities	$114,777	$149,763

     Supplemental cash flow disclosure — As of June 30, 2008, we had accounts payable of $2.2 million related to capital asset purchases. These amounts were reflected in property, plant and equipment and intangibles in our consolidated balance sheet as of June 30, 2008, as we received the assets as of that date. As these liabilities are paid, the payments will be included in purchases of capital assets on the consolidated statements of cash flows. As of December 31, 2007, we had accounts payable of $3.9 million related to capital asset purchases.
     Marketable securities purchased and sold during the six months ended June 30, 2007 consisted of auction rate securities and investments in tax-exempt mutual funds. The mutual funds were comprised of variable rate demand notes, municipal bonds and notes, and commercial paper. The cost of these investments equaled their fair value due to their short-term duration. Proceeds from sales of marketable securities were $103.0 million during the six months ended June 30, 2007. No gains or losses were realized on these sales.

Note 4: Earnings per share
     The following table reflects the calculation of basic and diluted earnings per share. During each period, certain options as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Earnings per share — basic:
Net income	$32,617	$35,975	$59,934	$71,203
Weighted-average shares outstanding	51,005	51,449	51,047	51,342
Earnings per share — basic	$0.64	$0.70	$1.17	$1.39

Earnings per share — diluted:
Net income	$32,617	$35,975	$59,934	$71,203
Re-measurement of share-based awards classified as liabilities	(48)	—	(272)	(7)

Income available to common shareholders	$32,569	$35,975	$59,662	$71,196

Weighted-average shares outstanding	51,005	51,449	51,047	51,342
Dilutive impact of options, restricted stock units, unvested restricted stock and employee stock purchase plan	387	575	435	452

Weighted-average shares and potential dilutive shares outstanding	51,392	52,024	51,482	51,794

Earnings per share — diluted	$0.63	$0.69	$1.16	$1.37

Antidilutive options excluded from calculation (weighted-average amount for six month periods)	3,645	1,001	3,677	2,011
Note 5: Acquisitions and disposition
     Acquisitions — In July 2008, we acquired the assets of PartnerUp, Inc. (PartnerUp) for cash of approximately $3.8 million plus contingent payments based on the revenue and operating margin generated by the business, provided the principals remain with the company. PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with people, resources and contacts to build their businesses. Its results of operations will be included in our Small Business Services segment.
     In June 2008, we entered into a definitive agreement to acquire all of the common shares of Hostopia.com Inc. (Hostopia) in a cash transaction of approximately $100 million, net of cash acquired. The merger agreement was approved by Hostopia stockholders on July 30, 2008, and the transaction became effective on August 6, 2008, in accordance with the rules of the Toronto Stock Exchange. We utilized availability on our existing lines of credit to fund the acquisition. Hostopia is a leading provider of web services that enable small and medium-sized businesses to establish and maintain an internet presence. It also provides email marketing, fax-to-email, mobility synchronization and other services. Its results of operations will be included in our Small Business Services segment.
     In April 2008, we acquired the assets of Logo Design Mojo, Inc. (Logo Mojo) for cash of $1.5 million. Of this amount, $1.4 million was paid as of June 30, 2008. Logo Mojo is a Canadian-based online logo design firm and is included in our Small Business Services segment. Logo Mojo’s operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in goodwill of $1.4 million and a trade name intangible asset of $0.1 million. We believe this acquisition resulted in goodwill primarily due to Logo Mojo’s web-based workflow which we can incorporate into our processes and which we expect will increase our product offerings for small businesses.

          In March 2008, we acquired certain assets of Yoffi Digital Press (Yoffi) for cash of $0.3 million. Yoffi is a commercial digital printer specializing in one-to-one marketing strategies and is included in our Small Business Services segment. Yoffi’s operating results are included in our consolidated results of operations from the acquisition date. The assets acquired consisted primarily of a customer list.
          In February 2007, we acquired all of the common stock of All Trade Computer Forms, Inc. (All Trade) for cash of $2.3 million, net of cash acquired. All Trade is a custom form printer based in Canada and is included in our Small Business Services segment. All Trade’s operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in goodwill of $0.7 million. We believe this acquisition resulted in goodwill due to All Trade’s expertise in custom printing which we expect will help us expand our core printing capabilities and product offerings for small businesses.
          Disposition — In January 2007, we completed the sale of the assets of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on diluted earnings per share as the effective tax rate specifically attributable to the gain was higher because the goodwill written-off is not deductible for tax purposes. This product line generated approximately $51 million of revenue in 2006. The disposition of this product line did not qualify to be reported as discontinued operations in our consolidated financial statements.
Note 6: Restructuring accruals
          During the quarter ended June 30, 2008, we recorded restructuring accruals of $2.3 million for employee severance related to the planned closing of our customer service call center located in Flagstaff, Arizona, as well as employee reductions in various functional areas, including sales, marketing and fulfillment. These reductions are a result of our cost savings initiatives. The restructuring accruals included severance benefits for 163 employees. We expect to close the Flagstaff facility during the third quarter of 2008 and we expect the other employee reductions to be completed by mid-2009, with the majority of severance payments completed by the end of 2009 utilizing cash from operations. Also during the quarter ended June 30, 2008, we reversed $0.1 million of restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges, net of reversals, were reflected as cost of goods sold of $0.4 million and SG&A expense of $1.8 million in our consolidated statement of income for the quarter ended June 30, 2008. During the six months ended June 30, 2008, we recorded restructuring accruals of $2.6 million related to our cost savings initiatives, and we reversed $0.9 million of restructuring accruals as fewer employees received severance benefits than originally estimated. These restructuring charges, net of reversals, were reflected as cost of goods sold of $0.5 million and SG&A expense of $1.2 million in our consolidated statement of income for the six months ended June 30, 2008.
          Restructuring accruals of $3.4 million as of June 30, 2008 and $5.1 million as of December 31, 2007 are reflected in accrued liabilities in the consolidated balance sheets. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have vacated. The remaining payments due under the operating lease obligations will be paid through early 2009. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K.
          As of June 30, 2008, our restructuring accruals, by company initiative, were as follows:

	NEBS
	acquisition	2006	2007	2008
(in thousands)	related	initiatives	initiatives	initiatives	Total

Balance, December 31, 2007	$36	$325	$4,689	$—	$5,050
Restructuring charges	—	—	12	2,552	2,564
Restructuring reversals	—	(27)	(838)	(21)	(886)
Payments	(11)	(108)	(2,867)	(327)	(3,313)

Balance, June 30, 2008	$25	$190	$996	$2,204	$3,415

Cumulative amounts:
Restructuring accruals	$30,243	$10,859	$6,940	$2,552	$50,594
Restructuring reversals	(839)	(1,671)	(1,400)	(21)	(3,931)
Payments	(29,379)	(8,998)	(4,544)	(327)	(43,248)

Balance, June 30, 2008	$25	$190	$996	$2,204	$3,415

          As of June 30, 2008, the components of our restructuring accruals, by segment, were as follows:

					Operating
					lease
	Employee severance benefits				obligations
	Small				Small
	Business	Financial	Direct		Business
(in thousands)	Services	Services	Checks	Corporate	Services	Total

Balance, December 31, 2007	$2,001	$953	$—	$2,060	$36	$5,050
Restructuring charges	1,508	75	150	831	—	2,564
Restructuring reversals	(380)	(405)	—	(101)	—	(886)
Inter-segment transfer	763	354	—	(1,117)	—	—
Payments	(1,886)	(538)	(39)	(839)	(11)	(3,313)

Balance, June 30, 2008	$2,006	$439	$111	$834	$25	$3,415

Cumulative amounts for current initiatives(1):
Restructuring accruals	$33,821	$4,385	$278	$9,192	$2,918	$50,594
Restructuring reversals	(800)	(1,041)	(142)	(1,397)	(551)	(3,931)
Inter-segment transfer	1,396	732	32	(2,160)	—	—
Payments	(32,411)	(3,637)	(57)	(4,801)	(2,342)	(43,248)

Balance, June 30, 2008	$2,006	$439	$111	$834	$25	$3,415

(1)	Includes accruals related to our 2008, 2007 and 2006 cost reduction initiatives and the NEBS acquisition in June 2004.
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
          Pension and postretirement benefit expense for the quarters ended June 30, 2008 and 2007 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2008	2007	2008	2007

Service cost	$24	$39	$—	$54
Interest cost	1,989	1,753	128	126
Expected return on plan assets	(2,183)	(2,066)	(70)	(64)
Amortization of prior service credit	(990)	(990)	—	—
Amortization of net actuarial losses	2,369	2,464	3	2
Total periodic benefit expense	$1,209	$1,200	$61	$118

          Pension and postretirement benefit expense for the six months ended June 30, 2008 and 2007 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2008	2007	2008	2007

Service cost	$47	$78	$—	$104
Interest cost	3,977	3,506	257	248
Expected return on plan assets	(4,367)	(4,132)	(141)	(123)
Amortization of prior service credit	(1,979)	(1,980)	—	—
Amortization of net actuarial losses	4,739	4,928	5	3
Settlement loss	—	—	111	—

Total periodic benefit expense	$2,417	$2,400	$232	$232

          In March 2008, we used $0.5 million of plan assets to settle approximately one-half of the benefits due under our Canadian SERP plan. We anticipate that final settlement of this plan will occur by the end of 2008.
Note 8: Provision for income taxes
          Our effective tax rate for the six months ended June 30, 2008 was 34.8%, compared to our 2007 annual effective tax rate of 34.1%. Our 2008 effective tax rate included favorable discrete adjustments related primarily to uncertain tax positions, which lowered our effective tax rate 1.3 percentage points. Our 2007 effective tax rate included favorable adjustments which lowered our effective tax rate 2.1 percentage points related to receivables for prior year tax returns and the reconciliation of our 2006 federal income tax return to our 2006 estimated provision for income taxes. Additionally, our 2007 effective tax rate was favorably impacted by tax-exempt interest income. These favorable amounts in 2007 were partially offset by the non-deductible write-off of goodwill related to the sale of our industrial packaging product line in January 2007.
          As of June 30, 2008, our unrecognized tax benefits, excluding interest and penalties, were $12.8 million compared to $14.4 million as of December 31, 2007. The majority of the change related to reductions for tax positions of prior years of $2.3 million, partially offset by additions for tax positions of prior years of $1.5 million. These adjustments were the result of changes in judgment arising from new information. The remainder of the change related to minor settlements, statute expirations and additions for tax positions of the current year.
Note 9: Debt
          Total debt outstanding was comprised of the following:

	June 30,	December 31,
(in thousands)	2008	2007

5.0% senior, unsecured notes due December 15, 2012, net of discount	$299,156	$299,062
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,615	274,584
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000
Long-term portion of capital lease obligation	493	1,440

Long-term portion of debt	774,264	775,086

Amounts drawn on credit facilities	$60,330	$67,200
Capital lease obligation due within one year	1,847	1,754

Short-term portion of debt	62,177	68,954

Total debt	$836,441	$844,040

          Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

          In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we used proceeds from liquidating all of our marketable securities and certain cash equivalents, together with a $120.0 million advance on our credit facilities, primarily to repay $325.0 million of 3.5% unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $176.0 million as of June 30, 2008, based on quoted market prices.
          In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933 and were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions may be made at our election prior to their stated maturity. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of NEBS in 2004. The fair value of these notes was $207.7 million as of June 30, 2008, based on quoted market prices.
          In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $246.0 million as of June 30, 2008, based on quoted market prices.
          As of June 30, 2008, we had a $500.0 million commercial paper program in place. Given our current credit ratings, the commercial paper market is not available to us. We also have committed lines of credit which are available for borrowing and to support our commercial paper program. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on the level of subsidiary indebtedness. No commercial paper was outstanding during the six months ended June 30, 2008 or during 2007. The daily average amount outstanding under our lines of credit during the six months ended June 30, 2008 was $64.7 million at a weighted-average interest rate of 3.58%. As of June 30, 2008, $60.3 million was outstanding at a weighted-average interest rate of 3.15%. During 2007, the daily average amount outstanding under our lines of credit was $45.5 million at a weighted-average interest rate of 5.57%. As of December 31, 2007, $67.2 million was outstanding at a weighted-average interest rate of 5.62%. As of June 30, 2008, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

	Total	Expiration	Commitment
(in thousands)	available	Date	Fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Amounts drawn on lines of credit	(60,330)
Outstanding letters of credit	(10,835)

Net available for borrowing as of June 30, 2008	$428,835

          Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.

Note 10: Other commitments and contingencies
          Information regarding indemnifications, environmental matters, self-insurance and litigation can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K. Based on information available as of June 30, 2008, the liability for workers’ compensation decreased to $7.6 million as of June 30, 2008 from $9.9 million as of December 31, 2007, and the liability for self-insured medical and dental benefits decreased to $6.1 million as of June 30, 2008 from $8.5 million as of December 31, 2007.
Note 11: Shareholders’ equity
          We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.0 million shares remain available for purchase under this authorization. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares and additional paid-in capital and increases in accumulated deficit.
          Changes in shareholders’ equity during the six months ended June 30, 2008 were as follows:

					Accumulated
	Common shares		Additional		other	Total
	Number	Par	paid-in	Accumulated	comprehensive	shareholders’
(in thousands)	of shares	value	capital	deficit	loss	equity

Balance, December 31, 2007	51,887	$51,887	$65,796	$(37,530)	$(39,046)	$41,107
Net income	—	—	—	59,934	—	59,934
Cash dividends	—	—	—	(25,779)	—	(25,779)
Common shares issued(1)	283	283	1,364	—	—	1,647
Tax impact of share-based awards	—	—	(1,446)	—	—	(1,446)
Common shares repurchased	(580)	(580)	(13,363)	—	—	(13,943)
Other common shares retired	(67)	(67)	(1,457)	—	—	(1,524)
Fair value of share-based compensation	—	—	5,815	—	—	5,815
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(1,237)	(1,237)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	3,007	3,007
Amortization of loss on derivatives, net of tax	—	—	—	—	692	692
Currency translation adjustment	—	—	—	—	(579)	(579)

Balance, June 30, 2008	51,523	$51,523	$56,709	$(3,375)	$(37,163)	$67,694

(1)	Includes shares issued to employees for cash payments of $1,635, as well as the vesting of share-based awards previously classified as accrued liabilities in our consolidated balance sheet of $12.

          Accumulated other comprehensive loss was comprised of the following:

	June 30,	December 31,
(in thousands)	2008	2007

Postretirement and defined benefit pension plans:
Unrealized prior service credit	$24,068	$25,305
Unrealized net actuarial losses	(58,415)	(61,422)

Postretirement and defined benefit pension plans, net of tax	(34,347)	(36,117)
Loss on derivatives, net of tax	(8,189)	(8,881)
Currency translation adjustment	5,373	5,952

Accumulated other comprehensive loss	$(37,163)	$(39,046)

Note 12: Business segment information
          We operate three business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells business checks, printed forms, promotional products, marketing materials and related services and products to small businesses and home offices through direct response marketing, financial institution referrals, independent distributors, the internet and sales representatives. Financial Services sells personal and business checks, check-related products and services, stored value gift cards, and customer loyalty, retention and fraud monitoring and protection services to financial institutions. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada.
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
          The following is our segment information as of and for the quarters ended June 30, 2008 and 2007:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated

Revenue from external customers:	2008	$211,490	$110,064	$46,195	$—	$367,749
	2007	230,082	117,933	51,856	—	399,871

Operating income:	2008	29,107	18,779	13,415	—	61,301
	2007	29,989	23,168	14,325	—	67,482

Depreciation and amortization expense:	2008	12,117	2,377	1,079	—	15,573
	2007	13,935	2,232	1,126	—	17,293

Total assets:	2008	725,263	61,284	99,921	276,744	1,163,212
	2007	758,315	82,972	102,465	465,792	1,409,544

Capital asset purchases:	2008	—	—	—	9,412	9,412
	2007	—	—	—	7,670	7,670

          The following is our segment information as of and for the six months ended June 30, 2008 and 2007:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated

Revenue from external customers:	2008	$427,339	$223,995	$97,628	$—	$748,962
	2007	461,885	231,420	110,400	—	803,705

Operating income:	2008	50,271	37,749	28,111	—	116,131
	2007	63,165	38,894	34,397	—	136,456

Depreciation and amortization expense:	2008	24,147	4,767	2,178	—	31,092
	2007	27,662	4,559	2,407	—	34,628

Total assets:	2008	725,263	61,284	99,921	276,744	1,163,212
	2007	758,315	82,972	102,465	465,792	1,409,544

Capital asset purchases:	2008	—	—	—	15,214	15,214
	2007	—	—	—	12,026	12,026
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
          Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.1% of our consolidated revenue for the first half of 2008. This segment has sold business checks, printed forms, promotional products, marketing materials and related services and products to more than six million small businesses and home offices in the past five years through direct response marketing, financial institution referrals, independent distributors, the internet and sales representatives. Of the more than six million customers we have served in the past five years, approximately four million have ordered our products or services in the last 24 months. Our Financial Services segment generated 29.9% of our consolidated revenue for the first half of 2008. This segment sells personal and business checks, check-related products and services, stored value gift cards, and customer loyalty, retention and fraud monitoring and protection services to approximately 7,000 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 13.0% of our consolidated revenue for the first half of 2008. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada.
          Our net income for the first half of 2008, as compared to 2007, benefited from the following:
•	A significant reduction in performance-based employee compensation;

•	Various cost reductions from previously announced management initiatives to reduce our cost structure, primarily within sales and marketing, information technology and manufacturing;

•	Reduced employee benefit costs related to lower workers’ compensation and medical claims activity;

•	The first quarter year-over-year benefit of a February 2007 price increase in Financial Services; and

•	Lower amortization of acquired intangible assets within Small Business Services, as certain of the assets are amortized using accelerated methods.

These benefits were more than offset by the following:
•	Lower volume driven by unfavorable economic conditions, primarily affecting Small Business Services;

•	Lower order volume for Direct Checks due to the continuing decline in check usage and advertising response rates;

•	Lower revenue per order in Financial Services;

•	Higher delivery-related costs due to a mid-2007 postal rate increase and fuel surcharges in 2008;

•	Lower volume in Financial Services due to non-recurring financial institution conversion activity in 2007 and the continuing decline in check usage;

•	Additional revenue in the first quarter of 2007 for Direct Checks due to a weather-related backlog from the last week of 2006; and

•	Investments made to drive revenue growth opportunities, primarily within Small Business Services’ e-commerce and marketing.
Our Strategies and Business Challenges
          Details concerning our strategies and business challenges were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). There were no significant changes in our strategies or business challenges during the first half of 2008, although the impact of economic conditions on our Small Business Services segment was greater than anticipated. Additionally, we have completed four acquisitions this year. We expect that these acquisitions will expand revenue from higher growth business services.
          In July 2008, we acquired the assets of PartnerUp, Inc. (PartnerUp) for cash of approximately $3.8 million plus contingent payments based on the revenue and operating margin generated by the business, provided the principals remain with the company. PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with people, resources and contacts to build their businesses. Its results of operations will be included in our Small Business Services segment.
          In June 2008, we entered into a definitive agreement to acquire all of the common shares of Hostopia.com Inc. (Hostopia) in a cash transaction of approximately $100 million, net of cash acquired. The merger agreement was approved by Hostopia stockholders on July 30, 2008, and the transaction became effective on August 6, 2008, in accordance with rules of the Toronto Stock Exchange. We utilized availability on our existing lines of credit to fund the acquisition. Hostopia is a leading provider of web services that enable small and medium-sized businesses to establish and maintain an internet presence. It also provides email marketing, fax-to-email, mobility synchronization and other services. Its results of operations will be included in our Small Business Services segment. Hostopia’s revenue for its fiscal year ended March 31, 2008 was $27.8 million.
          In April 2008, we acquired the assets of Logo Design Mojo, Inc. (Logo Mojo) for cash of $1.5 million. Of this amount, $1.4 million was paid as of June 30, 2008. Logo Mojo is a Canadian-based online logo design firm. Its results of operations are included in our Small Business Services segment.
          In March 2008, we acquired certain assets of Yoffi Digital Press (Yoffi) for cash of $0.3 million. Yoffi is a commercial digital printer specializing in one-to-one marketing strategies. Its results of operations are included in our Small Business Services segment.
Update on Cost Reduction Initiatives
          As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2007 Form 10-K, we are pursuing aggressive cost reduction and business simplification initiatives which we expect to collectively reduce our annual cost structure by at least $225 million, net of required investments, by the end of 2009. The baseline for these anticipated savings is the estimated cost structure for 2006, which was reflected in the earnings guidance reported in our press release on July 27, 2006 regarding second quarter 2006 results. We expect to realize approximately $70 million of the $225 million target in 2008. We realized $105 million of this target through the end of 2007, and we expect the remaining $50 million to be realized in 2009. To date, most of our savings are from sales and marketing, information technology and fulfillment, including manufacturing and supply chain.
Outlook for 2008
          We anticipate that consolidated revenue will be between $1.515 billion and $1.535 billion for 2008, as compared to $1.61 billion for 2007. We expect that current economic conditions will continue to adversely affect volumes in Small Business Services and drive a mid-single digit decline in revenue despite modest contributions from our e-commerce initiatives and approximately $15 million of revenue from the Hostopia and PartnerUp acquisitions. In Financial Services, we expect check usage to continue to decline 4% to 5% per year, with the related revenue pressure being partially offset by a previously planned price increase in the fourth quarter, as well as a modest contribution from several new loyalty, retention, monitoring and protection offers. We expect the revenue decline in Direct Checks to be in the high single digits driven by the decline in check usage, the year-over-year lapping of several new feature and accessory initiatives and the $3 million revenue benefit in 2007 attributable to the weather-related backlog at the end of 2006.
          We expect that 2008 diluted earnings per share will be between $2.52 and $2.62, compared to $2.76 for 2007. We expect the revenue decline to be partially offset by continued progress with our cost reduction initiatives. Our outlook includes an expected decrease in diluted earnings per share of approximately $0.08 from the Hostopia and PartnerUp acquisitions due to the estimated amortization associated with acquired intangible assets and interest expense. We estimate that our annual effective tax rate for 2008 will be approximately 35%, compared to 34.1% for 2007, although the third quarter 2008 tax rate will be lower due to the settlement of tax contingencies. Additionally, we are undertaking a review of our small business cost structure in light of recent business trends. Additional charges and the corresponding savings which may occur once the review is complete are not reflected in our earnings per share outlook or in our cost reduction target.
          We anticipate that operating cash flow will be between $195 million and $205 million in 2008, compared to $245 million in 2007. We expect that working capital improvements will partially offset the lower expected earnings and the higher payments made in the first quarter of 2008 for employee performance-based compensation related to our 2007 performance. We estimate that capital spending will be approximately $30 million in 2008, with investment focused on cost reductions and key multi-segment growth enablers, such as our e-commerce platform.
          Our priorities for the use of cash include investing both organically and in small to medium-sized acquisitions to augment growth. We also consider other opportunities to deploy cash to enhance shareholder value, which have focused this year on share repurchase opportunities. We do not expect our capacity for share repurchases to exceed $10 million for the remainder of 2008 based on limitations in the debt agreement related to our notes due in June 2015.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2008	2007	Change	2008	2007	Change

Revenue	$367,749	$399,871	(8.0%)	$748,962	$803,705	(6.8%)

Orders	15,607	16,121	(3.2%)	31,578	32,978	(4.2%)
Revenue per order	$23.56	$24.80	(5.0%)	$23.72	$24.37	(2.7%)
          Revenue for the second quarter of 2008 decreased $32.1 million as compared to the second quarter of 2007 due to unfavorable economic conditions, primarily affecting Small Business Services, as well as lower volume for Direct Checks due to the overall decline in check usage and advertising response rates, lower revenue per order for Financial Services and lower volume for Financial Services due to the decline in check usage. Additionally, Canadian check sales decreased due to the positive impact in 2007 of a new check format mandated by the Canadian Payments Association. Partially offsetting these decreases was higher revenue per order for Direct Checks due to price increases, as well as a favorable Canadian foreign currency exchange rate.
          Revenue for the first half of 2008 decreased $54.7 million as compared to the first half of 2007 primarily due to the same factors discussed for the second quarter. Additionally, Small Business Services revenue decreased $3 million due to revenue generated in 2007 by our industrial packaging product line which was sold in January 2007, and Direct Checks revenue decreased $3 million due to a weather-related backlog from the last week of 2006 which pushed revenue into 2007. Revenue in 2007 also benefited from non-recurring client conversion activity within Financial Services. Conversion activity is driven by the need to replace checks after one financial institution merges with or acquires another. Revenue per order was down slightly for the six month period as lower revenue per order was partially offset by the first quarter 2008 benefit of the Financial Services price increase implemented in February 2007.
          The number of orders decreased for the second quarter and first half of 2008, as compared to the same periods in 2007, due to the volume declines for Direct Checks and Financial Services discussed earlier, as well as the unfavorable economic conditions primarily affecting Small Business Services. Additionally, for the six-month period, 2007 orders included non-recurring client conversion activity. Revenue per order decreased for the second quarter and first half of 2008, as compared to the same periods in 2007, primarily due to continued pricing pressure within Financial Services partially offset by Direct Checks price increases. For the six-month period, the competitive pricing in Financial Services was partially offset by the first quarter 2008 benefit of the price increase implemented in February 2007.

Consolidated Gross Margin

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2008	2007	Change		2008	2007	Change

Gross profit	$227,933	$257,077	(11.3%)		$463,268	$511,593	(9.4%)
Gross margin	62.0%	64.3%	(2.3	) pts.	61.9%	63.7%	(1.8	) pts.
     Gross margin decreased for the second quarter of 2008, as compared to the second quarter of 2007, primarily due to lower prices in Financial Services, higher materials costs due to an unfavorable product mix and higher delivery costs related to fuel surcharges. These decreases in gross margin were partially offset by price increases for Direct Checks, as well as manufacturing efficiencies and other benefits resulting from our cost reduction initiatives.
     Gross margin decreased for the first half of 2008, as compared to the first half of 2007, primarily due to higher delivery-related costs from a mid-2007 postal rate increase and fuel surcharges in 2008, as well as higher materials costs due to an unfavorable product mix. These gross margin decreases were partially offset by price increases for Direct Checks, as well as manufacturing efficiencies and other benefits resulting from our cost reduction initiatives. For the six month period, lower pricing in Financial Services was partially offset by the first quarter 2008 benefit of the price increase implemented in February 2007.
Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2008	2007	Change		2008	2007	Change

SG&A expense	$166,632	$189,595	(12.1%)		$347,137	$378,910	(8.4%)
SG&A as a percentage of revenue	45.3%	47.4%	(2.1	) pts.	46.3%	47.1%	(0.8	) pts.
     The decrease in SG&A expense for the second quarter and first half of 2008, as compared to the same periods in 2007, was primarily due to lower performance-based employee compensation, including a reversal of amounts recorded in the first quarter, various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology, reduced employee benefit costs related to lower workers’ compensation and medical claims activity and lower amortization expense. For the first half of 2008, these decreases were partially offset by investments made to drive revenue growth opportunities, including higher marketing expense within Small Business Services and information technology investments.
Net Gain on Sale of Product Line

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Net gain on sale of product line	$—	$—	$—	$—	$3,773	$(3,773)
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
Interest Expense

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2008	2007	Change		2008	2007	Change

Interest expense	$12,380	$13,909	(11.0%)		$25,133	$26,709	(5.9%)
Weighted-average debt outstanding	835,264	1,031,579	(19.0%)		842,446	1,007,405	(16.4%)
Weighted-average interest rate	5.50%	4.84%	0.66	pts.	5.51%	4.74%	0.77	pts.
     The decrease in interest expense for the second quarter and first half of 2008, as compared to the same periods in 2007, was due to our lower average debt level in 2008, partially offset by a higher average interest rate.

Income Tax Provision

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2008	2007	Change		2008	2007	Change

Income tax provision	$16,683	$18,474	(9.7%)		$31,938	$40,408	(21.0%)
Effective tax rate	33.8%	33.9%	(0.1	) pts.	34.8%	36.2%	(1.4	) pts.
     The decrease in our effective tax rate for the first half of 2008, as compared to the first half of 2007, was primarily due to discrete income tax items. Our 2008 income tax provision included favorable discrete adjustments related primarily to uncertain tax positions, which lowered our effective tax rate 1.3 percentage points. Additionally, our 2007 income tax provision included unfavorable discrete adjustments related primarily to the non-deductible write-off of goodwill related to the sale of our industrial packaging product line, which increased our 2007 effective tax rate 1.3 percentage points. Partially offsetting the decreases in our income tax provision for 2008 was a lower production activity deduction in 2008, as well as interest earned on tax-exempt investments in 2007.
RESTRUCTURING ACCRUALS
     During the first six months of 2008, we recorded restructuring accruals of $2.6 million for employee severance related to the planned closing of our customer service call center located in Flagstaff, Arizona, as well as employee reductions in various shared services functions, including sales, marketing and fulfillment. During 2007, we recorded restructuring accruals of $7.1 million for severance benefits related to employee reductions within our shared services functions and during 2006, we recorded restructuring accruals of $11.1 million for severance benefits related to employee reductions in our shared services functions, as well as the closing of our Financial Services customer service call center located in Syracuse, New York. The Syracuse facility was closed in January 2007. We expect to close the Flagstaff facility during the third quarter of 2008 and we expect the other employee reductions to be completed by mid-2009, with the majority of severance payments completed by the end of 2009 using cash from operations. These reductions were the result of the cost reduction initiatives discussed earlier under Executive Overview. During the first six months of 2008, we reversed $0.9 million of restructuring accruals due to fewer employees receiving severance benefits than originally estimated. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $15 million in SG&A expense in 2008, in comparison to our 2007 results of operations, and incremental cost savings of approximately $6 million in 2009 relative to 2008. Expense reductions consist primarily of labor costs.
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

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2008	2007	Change		2008	2007	Change

Revenue	$211,490	$230,082	(8.1%)		$427,339	$461,885	(7.5%)
Operating income	29,107	29,989	(2.9%)		50,271	63,165	(20.4%)
% of revenue	13.8%	13.0%	0.8	pts.	11.8%	13.7%	(1.9	) pts.
     The decrease in revenue for the second quarter and first half of 2008, as compared to the same periods in 2007, was due primarily to general economic conditions affecting our customers’ buying patterns, mainly in our core checks and forms products. Additionally, check sales in Canada were higher in 2007 due to a new check format required by the Canadian

Payments Association. The six month period ended June 30, 2007 also included $3 million of revenue generated by our industrial packaging product line, which was sold in January 2007. Partially offsetting these decreases was a favorable Canadian foreign currency exchange rate and growth in our promotional products and custom, full-color, digital and web-to-print products and services.
     The decrease in operating income for the second quarter of 2008, as compared to the second quarter of 2007, was due to the revenue decrease, unfavorable product mix and higher materials costs, partially offset by lower performance-based employee compensation, continued progress on our cost reduction initiatives, reduced employee benefit costs related to lower workers’ compensation and medical claims activity and lower amortization of acquired intangible assets. Operating margin increased for the second quarter of 2008, as compared to the second quarter of 2007, as reduced costs exceeded the negative impact of the revenue decrease.
     Operating income and operating margin decreased for the first half of 2008, as compared to the first half of 2007, for the same reasons discussed for the quarter. Additionally, 2008 results included investments made to drive revenue growth opportunities, including increased marketing expense and information technology investments, and 2007 results included a $3.8 million pre-tax gain on the sale of our industrial packaging product line.
Financial Services
     Financial Services sells personal and business checks, check-related products and services, stored value gift cards, and customer loyalty, retention and fraud monitoring and protection services to banks and other financial institutions. We also offer enhanced services such as customized reporting, file management and expedited account conversion support.

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2008	2007	Change		2008	2007	Change

Revenue	$110,064	$117,933		(6.7%)	$223,995	$231,420		(3.2%)
Operating income	18,779	23,168		(18.9%)	37,749	38,894		(2.9%)
% of revenue	17.1%	19.6%	(2.5	) pts.	16.9%	16.8%	0.1	pts.
     The decrease in revenue for the second quarter of 2008, as compared to the second quarter of 2007, was due to lower revenue per order, as well as a 1.3% decrease in order volume primarily due to the continuing decline in check usage.
     The decrease in revenue for the first half of 2008, as compared to the first half of 2007, was due to a 2.5% decrease in order volume primarily due to non-recurring client conversion activity in 2007, as well as the continuing decline in check usage. Conversion activity is driven by the need to replace checks after one financial institution merges with or acquires another. Order volume for the first half of 2008 was down 1.1% from the first half of 2007 excluding the impact of conversion activity. Additionally, revenue per order was down slightly for the six month period as competitive pricing was partially offset by the first quarter 2008 benefit of the price increase implemented in February 2007.
     Operating income and operating margin decreased for the second quarter of 2008, as compared to the second quarter of 2007, primarily due to the revenue decrease and higher delivery-related costs, partially offset by lower performance-based employee compensation, various cost reduction initiatives and reduced employee benefit costs related to lower workers’ compensation and medical claims activity.
     Operating income decreased for the first half of 2008, as compared to the first half of 2007, primarily due to the revenue decrease, higher delivery-related costs from a postal rate increase in mid-2007 and fuel surcharges in 2008, higher materials costs and investments made in 2008 to drive revenue growth opportunities. Partially offsetting these decreases were lower performance-based employee compensation, various cost reduction initiatives and reduced employee benefit costs related to lower workers’ compensation and medical claims activity. Operating margin increased slightly for the first half of 2008, as compared to the first half of 2007, as reduced costs exceeded the negative impact of the revenue decrease.

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

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2008	2007	Change		2008	2007	Change

Revenue	$46,195	$51,856		(10.9%)	$97,628	$110,400		(11.6%)
Operating income	13,415	14,325		(6.4%)	28,111	34,397		(18.3%)
% of revenue	29.0%	27.6%	1.4	pts.	28.8%	31.2%	(2.4	) pts.
     The decrease in revenue for the second quarter and first half of 2008, as compared to the same periods in 2007, was due to a reduction in orders stemming from the decline in check usage and advertising response rates. Additionally, in the second quarter of 2008, revenue decreased due to an internet search engine’s decision to limit our internet advertising based upon their revised advertising policies. A sales tax law change in the State of New York also negatively affected our internet affiliate program. Partially offsetting the volume decline was higher revenue per order resulting from price increases. Additionally, for the six-month period, revenue decreased $3 million due to a weather-related backlog from the last week of 2006, which pushed revenue into 2007.
     The decrease in operating income for the second quarter of 2008, as compared to the second quarter of 2007, was primarily due to the lower order volume, partially offset by our cost reduction initiatives, lower advertising expense and lower performance-based employee compensation. Operating margin increased for the second quarter of 2008, as compared to the second quarter of 2007, as reduced costs and price increases exceeded the negative impact of the volume decline.
     The decrease in operating income and operating margin for the first half of 2008, as compared to the first half of 2007, was primarily due to the lower order volume and higher delivery-related costs from a postal rate increase in mid-2007. These decreases in operating income were partially offset by our cost reduction initiatives, lower advertising expense and lower performance-based employee compensation.
CASH FLOWS
     As of June 30, 2008, we held cash and cash equivalents of $17.8 million. The following table shows our cash flow activity for the six months ended June 30, 2008 and 2007, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2008	2007	Change

Net cash provided by operating activities	$66,743	$104,694	$(37,951)
Net cash used by investing activities	(16,780)	(168,475)	151,695
Net cash (used) provided by financing activities	(53,596)	66,188	(119,784)
Effect of exchange rate change on cash	(202)	579	(781)

Net change in cash and cash equivalents	$(3,835)	$2,986	$(6,821)

     The $38.0 million decrease in cash provided by operating activities for the first half of 2008, as compared to the first half of 2007, was due to a $19.7 million increase in 2008 in employee profit sharing and pension contributions related to our 2007 performance, as well as the lower earnings discussed earlier under Consolidated Results of Operations. These decreases were partially offset by lower income tax payments.

     Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2008	2007	Change

Employee profit sharing and pension contributions	$35,424	$15,740	$19,684
Interest payments	25,133	24,988	145
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	21,300	17,700	3,600
Income tax payments	36,411	53,602	(17,191)
Contract acquisition payments	4,571	9,700	(5,129)
Severance payments	3,302	6,949	(3,647)
     Net cash used by investing activities in the first half of 2008 was $151.7 million lower than the first half of 2007, due primarily to net purchases of marketable securities in 2007 following the issuance of long-term notes in May 2007. Partially offsetting this impact was proceeds of $19.2 million from the sale of our industrial packaging product line in 2007.
     Net cash used by financing activities in the first half of 2008 was $119.8 million higher than the first half of 2007 due to net proceeds in 2007 from the issuance of $200.0 million of long-term notes, as well as share repurchases of $13.9 million in 2008. Additionally, proceeds from issuing shares under employee plans was $12.2 million lower in 2008 due to fewer stock options being exercised. Partially offsetting these increases in cash used by financing activities was lower payments on short-term debt in 2008.
     Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2008	2007	Change

Proceeds from issuing shares under employee plans	$1,635	$13,787	$(12,152)
Proceeds from long-term debt, net of debt issuance costs	—	196,507	(196,507)
Proceeds from sales of marketable securities	—	102,972	(102,972)
Proceeds from sale of product line	—	19,214	(19,214)
     Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2008	2007	Change

Cash dividends paid to shareholders	$25,779	$25,971	$(192)
Purchases of capital assets	15,214	12,026	3,188
Payments for common shares repurchased	13,943	—	13,943
Net payments on short-term debt	6,870	112,660	(105,790)
Payments for acquisitions, net of cash acquired	1,675	2,316	(641)
Purchases of marketable securities	—	280,252	(280,252)
     We believe future cash flows provided by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, acquisitions, required debt service and anticipated dividend payments, for the next 12 months.

CAPITAL RESOURCES
     Our total debt was $836.4 million as of June 30, 2008, a decrease of $7.6 million from December 31, 2007.
Capital Structure

	June 30,	December 31,
(in thousands)	2008	2007	Change

Amounts drawn on credit facilities	$60,330	$67,200	$(6,870)
Current portion of long-term debt	1,847	1,754	93
Long-term debt	774,264	775,086	(822)

Total debt	836,441	844,040	(7,599)
Shareholders’ equity	67,694	41,107	26,587

Total capital	$904,135	$885,147	$18,988

     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 7.0 million shares remain available for purchase under this authorization. We repurchased 0.6 million shares for $13.9 million during the first half of 2008. We do not expect our capacity for share repurchases to exceed $10 million for the remainder of 2008 based on limitations in the debt agreement related to our notes due in June 2015. Further information regarding changes in shareholders’ equity appears under the caption “Note 11: Shareholders’ equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Debt Structure

	June 30, 2008		December 31, 2007
		Weighted-		Weighted-
		average		average
		interest		interest
(in thousands)	Amount	rate	Amount	rate	Change

Fixed interest rate	$773,771	5.7%	$773,646	5.7%	$125
Floating interest rate	60,330	3.2%	67,200	5.6%	(6,870)
Capital lease	2,340	10.4%	3,194	10.4%	(854)

Total debt	$836,441	5.5%	$844,040	5.7%	$(7,599)

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
     We currently have a $500.0 million commercial paper program in place which is supported by two committed lines of credit. Given our current credit ratings, the commercial paper market is not available to us. As necessary, we utilize our $500.0 million committed lines of credit to meet our working capital requirements. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on the level of subsidiary indebtedness. We were in compliance with all debt covenants as of June 30, 2008, and we expect to remain in compliance with all debt covenants throughout the next 12 months.
     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.

     As of June 30, 2008, amounts were available under our committed lines of credit for borrowing or for support of commercial paper, as follows:

	Total
(in thousands)	available	Expiration date	Commitment fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Amounts drawn on credit facilities	(60,330)
Outstanding letters of credit	(10,835)

Net available for borrowing as of June 30, 2008	$428,835

CONTRACT ACQUISITION COSTS
     Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $4.6 million for the first half of 2008 and $9.7 million for the first half of 2007. Changes in contract acquisition costs during the first six months of 2008 and 2007 were as follows:

	Six Months Ended June 30,
(in thousands)	2008	2007

Balance, beginning of year	$55,516	$71,721
Additions	4,576	9,138
Amortization	(12,442)	(15,001)

Balance, end of period	$47,650	$65,858

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
     Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $2.7 million as of June 30, 2008 and $2.5 million as of December 31, 2007. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $3.0 million as of June 30, 2008 and $3.4 million as of December 31, 2007.
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
     A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2007 Form 10-K. There were no significant changes in these obligations during the first half of 2008.
RELATED PARTY TRANSACTIONS
     We have not entered into any material related party transactions during the six months ended June 30, 2008 or during 2007.
CRITICAL ACCOUNTING POLICIES
     A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2007 Form 10-K. There were no changes in these policies during the first half of 2008.
     We have completed a reassessment of our branding strategy and will be transitioning to our new strategy over the next year. We do not expect our strategy to have a significant impact on the carrying value of our trade name intangible assets.
NEW ACCOUNTING PRONOUNCEMENTS
     Information regarding the accounting pronouncement adopted during the first half of 2008 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 141(R), Business Combinations, which modifies the required accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” SFAS No. 141(R) changes the accounting for business acquisitions and will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to business combinations completed after December 31, 2008.
     In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock unit and restricted stock awards do provide a nonforfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, we will begin reporting earnings per share under the two-class method and will restate all historical earnings per share data. We are currently evaluating the impact of this new guidance on our reported earnings per share.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first half of 2008, we used our committed lines of credit to fund working capital and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2008, our total debt was comprised of the following:

			Weighted-
			average
	Carrying	Fair	interest
(in thousands)	amount	value(1)	rate

Long-term notes maturing December 2012	$299,156	$246,000	5.00%
Long-term notes maturing October 2014	274,615	207,653	5.13%
Long-term notes maturing June 2015	200,000	176,000	7.38%
Amounts drawn on credit facilities	60,330	60,330	3.15%
Capital lease obligation maturing in September 2009	2,340	2,340	10.41%

Total debt	$836,441	$692,323	5.49%

(1) Based on quoted market rates as of June 30, 2008, except for our capital lease obligation which is shown at carrying value.
     Although the fair value of our long-term debt is less than its carrying amount, we do not anticipate settling our outstanding debt at its reported fair value. We do not believe that settling our long-term notes is the best use of our financial resources at this time.
     Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.3 million for the first half of 2008.
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
          (b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 7.0 million shares remain available for purchase under this authorization. During the second quarter of 2008, we did not purchase any of our own equity securities.
     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2008, we withheld 20,794 shares in conjunction with the vesting and exercise of equity-based awards.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual shareholders meeting on April 30, 2008.
     42,434,048 shares were represented (82.4% of the 51,524,764 shares outstanding and entitled to vote at the meeting). Four items were considered at the meeting, and the results of the voting were as follows:
Election of Directors:
The nominees in the proxy statement were: Ronald C. Baldwin, Charles A. Haggerty, Isaiah Harris, Jr., Don J. McGrath, Cheryl E. Mayberry McKissack, Neil J. Metviner, Stephen P. Nachtsheim, Mary Ann O’Dwyer, Martyn R. Redgrave and Lee J. Schram. The results were as follows:

Election of Directors	For	Withhold
Ronald C. Baldwin	41,842,269	591,779
Charles A. Haggerty	40,137,098	2,296,950
Isaiah Harris, Jr.	40,325,004	2,109,044
Don J. McGrath	41,636,712	797,335
Cheryl E. Mayberry McKissack	34,984,795	7,449,253
Neil J. Metviner	41,834,361	599,687
Stephen P. Nachtsheim	39,166,670	3,267,378
Mary Ann O’Dwyer	41,630,078	803,970
Martyn Redgrave	41,629,368	804,679
Lee J. Schram	41,606,882	827,166
Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008:

For:	42,199,062
Against:	153,230
Abstain:	81,755

Approval of the Deluxe Corporation 2008 Annual Incentive Plan:

For:	35,009,048
Against:	2,732,978
Abstain:	204,428
Broker non-vote:	4,487,594

Approval of the Deluxe Corporation 2008 Stock Incentive Plan:

For:	32,304,679
Against:	5,448,027
Abstain:	193,748
Broker non-vote:	4,487,594
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit		Method of
Number	Description	Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

2.2	Agreement and Plan of Merger, dated as of June 18, 2008, by and among us, Deluxe Business Operations, Inc., Helix Merger Corp. and Hostopia.com Inc. (excluding schedules which we agree to furnish to the Commission upon request) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on June 23, 2008)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)	*

4.1	Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)	*

4.2	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)	*

4.3	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.4	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

Exhibit		Method of
Number	Description	Filing

4.5	Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.7	Registration Rights Agreement, dated May 14, 2007, by and between us and J.P. Morgan Securities Inc., as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement related to the 7.375% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.8	Specimen of 7.375% Senior Notes due 2015 (included in Exhibit 4.6)	*

10.1	Description of Non-employee Director Compensation Arrangements, updated April 30, 2008	Filed herewith

12.1	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: August 7, 2008	/s/ Lee J. Schram
Lee J. Schram
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	/s/ Richard S. Greene
Richard S. Greene
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2008	/s/ Terry D. Peterson
Terry D. Peterson
Vice President, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Description of Non-employee Director Compensation Arrangements, updated April 30, 2008

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002