Form 10-Q
period 2008-09-30
DELUXE CORP
filed 2008-10-29
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 20, 2008 was 51,135,850.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$18,013	$21,615
Trade accounts receivable (net of allowances for uncollectible accounts of $6,396 and $7,194, respectively)	69,245	85,687
Inventories and supplies	30,283	32,279
Deferred income taxes	18,849	14,901
Cash held for customers	26,671	23,285
Other current assets	17,942	14,178

Total current assets	181,003	191,945
Long-Term Investments (including $2,612 and $3,025 of investments at fair value, respectively)	37,111	36,013
Property, Plant, and Equipment (net of accumulated depreciation of $337,325 and $326,742, respectively)	128,424	139,245
Intangibles (net of accumulated amortization of $397,476 and $368,816, respectively)	157,427	148,487
Goodwill	657,088	585,294
Other Non-Current Assets	91,100	109,771

Total assets	$1,252,153	$1,210,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$65,650	$78,871
Accrued liabilities	153,527	149,763
Short-term debt	109,740	67,200
Long-term debt due within one year	1,896	1,754

Total current liabilities	330,813	297,588
Long-Term Debt	773,834	775,086
Deferred Income Taxes	21,540	10,194
Other Non-Current Liabilities	61,450	86,780
Commitments and Contingencies (Notes 8, 9, 10 and 13)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2008 - 51,139; 2007 - 51,887)	51,139	51,887
Additional paid-in capital	52,902	65,796
Accumulated deficit	(2,439)	(37,530)
Accumulated other comprehensive loss	(37,086)	(39,046)

Total shareholders’ equity	64,516	41,107

Total liabilities and shareholders’ equity	$1,252,153	$1,210,755

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$366,188	$388,636	$1,115,150	$1,192,341
Restructuring charges (reversals)	12,639	(62)	13,098	(366)
Other cost of goods sold	139,948	143,560	425,183	435,976

Total cost of goods sold	152,587	143,498	438,281	435,610

Gross Profit	213,601	245,138	676,869	756,731

Selling, general and administrative expense	164,624	182,243	510,542	561,394
Restructuring charges	9,007	2,173	10,226	1,933
Asset impairment charges	9,687	—	9,687	—
Net gain on sale of product line	—	—	—	(3,773)

Operating Income	30,283	60,722	146,414	197,177

Interest expense	(12,740)	(15,517)	(37,873)	(42,226)
Other income	234	2,675	1,107	4,540

Income Before Income Taxes	17,777	47,880	109,648	159,491

Income tax provision	4,017	15,720	35,954	56,128

Net Income	$13,760	$32,160	$73,694	$103,363

Earnings per share:
Basic	$0.27	$0.62	$1.45	$2.01
Diluted	0.27	0.62	1.43	1.99

Cash Dividends per Share	$0.25	$0.25	$0.75	$0.75

Total Comprehensive Income	$13,837	$35,929	$75,654	$112,186
See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$73,694	$103,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,355	16,622
Amortization of intangibles	30,751	34,924
Asset impairment charges	9,687	—
Amortization of contract acquisition costs	19,573	21,764
Employee share-based compensation expense	7,518	9,667
Deferred income taxes	(6,345)	2,521
Net gain on sale of product line	—	(3,773)
Other non-cash items, net	16,854	14,114
Changes in assets and liabilities, net of effect of acquisitions and product line disposition:
Trade accounts receivable	13,937	453
Inventories and supplies	(662)	(2,899)
Other current assets	(3,199)	2,719
Non-current assets	(878)	(6,881)
Accounts payable	(3,342)	2,882
Contract acquisition payments	(7,653)	(12,797)
Other accrued and non-current liabilities	(20,915)	(4,937)

Net cash provided by operating activities	145,375	177,742

Cash Flows from Investing Activities:
Purchases of capital assets	(21,961)	(17,594)
Payments for acquisitions, net of cash acquired	(104,846)	(2,316)
Purchases of marketable securities	—	(855,760)
Proceeds from sales of marketable securities	—	638,805
Proceeds from sale of facility and product line	4,181	19,214
Other	98	4,075

Net cash used by investing activities	(122,528)	(213,576)

Cash Flows from Financing Activities:
Net proceeds (payments) from short-term debt	42,540	(112,660)
Proceeds from long-term debt, net of debt issuance costs	—	196,329
Payments on long-term debt	(1,299)	(1,171)
Change in book overdrafts	(9,528)	(5,625)
Proceeds from issuing shares under employee plans	2,801	15,309
Excess tax benefit from share-based employee awards	92	971
Payments for common shares repurchased	(21,847)	(3,019)
Cash dividends paid to shareholders	(38,603)	(39,015)

Net cash (used) provided by financing activities	(25,844)	51,119

Effect of Exchange Rate Change on Cash	(605)	1,323

Net Change in Cash and Cash Equivalents	(3,602)	16,608
Cash and Cash Equivalents: Beginning of Period	21,615	11,599

End of Period	$18,013	$28,207

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Consolidated financial statements
     The consolidated balance sheet as of September 30, 2008, the consolidated statements of income for the quarters and nine months ended September 30, 2008 and 2007 and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. The consolidated balance sheet as of December 31, 2007 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).
     We have reclassified certain amounts presented in the consolidated statements of income for the quarter and nine months ended September 30, 2007, to conform to the current period presentation. These reclassifications did not affect our previously reported results of operations.
Note 2: New accounting pronouncements
     Recently adopted accounting pronouncements - In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.
     Accounting pronouncements not yet adopted - In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations, which modifies the required accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” SFAS No. 141(R) changes the accounting for business acquisitions and will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to business combinations completed after December 31, 2008.
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
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock unit and restricted stock awards do provide a nonforfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, we will begin reporting earnings per share under the two-class method and will restate all historical earnings per share data. We do not expect the adoption of this statement to have a significant impact on reported earnings per share.

Note 3: Supplemental balance sheet and cash flow information
     Inventories and supplies - Inventories and supplies were comprised of the following:

	September 30,	December 31,
(in thousands)	2008	2007

Raw materials	$6,252	$6,803
Semi-finished goods	11,483	10,886
Finished goods	7,857	8,499

Total inventories	25,592	26,188
Supplies, primarily production	4,691	6,091

Inventories and supplies	$30,283	$32,279

     Fair value measurements - During the quarters and nine months ended September 30, 2008 and 2007, we measured a long-term mutual fund investment at fair value based on quoted prices in active markets for identical assets. This is considered a Level 1 fair value measurement under SFAS No. 157, Fair Value Measurements. We account for this investment at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This investment corresponds to our liability under an officers’ deferred compensation plan. This deferred compensation plan is not available to new participants and is fully funded by the mutual fund investment. The liability under the plan equals the fair value of the mutual fund investment. Under SFAS No. 159, changes in the value of both the plan asset and the liability are netted in the consolidated statements of income within selling, general and administrative (SG&A) expense. Dividends earned by the mutual fund investment, as reported by the fund, are also netted within SG&A expense in the consolidated statements of income. The fair value of this investment is included in long-term investments in the consolidated balance sheets. The long-term investment caption on our consolidated balance sheets also includes life insurance policies which are recorded at their cash surrender values. The fair value of the mutual fund investment was $2.6 million as of September 30, 2008 and $3.0 million as of December 31, 2007. We recognized a net unrealized loss of $0.2 million on the mutual fund investment during the quarter ended September 30, 2008 and a net unrealized loss of $0.1 million during the quarter ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, we recognized net unrealized losses of $0.6 million and $0.2 million, respectively.
     As of July 31, 2008, our annual measurement date, we completed the annual impairment analysis of indefinite-lived intangibles and goodwill. Information regarding these nonrecurring fair value measurements completed during the third quarter of 2008 was as follows:

		Fair value measurements using
		Quoted prices
	Fair value	in active	Significant	Significant
	as of	markets for	other	unobservable
	measurement	identical assets	observable	inputs
(in thousands)	date	(Level 1)	inputs (Level 2)	(Level 3)

Indefinite-lived trade names	$50,100	$—	$—	$50,100
Goodwill(1)	1,615,394	—	—	1,615,394

(1)	Fair value represents the fair value of reporting units to which goodwill is assigned. Because the fair value of our reporting units was greater than the carrying value of our reporting units, the implied fair value of goodwill was not required to be calculated. The fair value of Hostopia.com Inc. is not included in the reported fair value, as it was acquired subsequent to our measurement date (see Note 5).
     When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using each reporting unit’s financial forecast from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. For reasonableness, we compare the summation of our reporting units’ fair values to our market capitalization. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. An impairment loss is calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. Since the fair value of all our reporting units exceeded their carrying values, the impairment analysis completed during the third quarter of 2008 indicated no goodwill impairment. See Note 13 for information regarding market risks.

     When evaluating whether our indefinite-lived trade names are impaired, we estimate the fair values based on a relief from royalty method which calculates the cost savings associated with owning, rather than licensing, the trade names. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. The impairment analysis completed during the third quarter of 2008 indicated a $9.3 million impairment of trade names in our Small Business Services segment. The impairment charges related to assets held as of September 30, 2008 and are reflected in asset impairment charges in our consolidated statements of income for the quarter and nine months ended September 30, 2008. The impairment charges resulted from the effects of the economic downturn on our expected revenues and the broader effects of recent U.S. market conditions on the fair value of the assets (see Note 13).
     In addition to the impairment analysis of indefinite-lived trade names, we completed a fair value analysis of an amortizable trade name with a carrying value of $0.4 million. This asset was written down to a carrying value of zero due to a change in our branding strategy. The $0.4 million impairment charge is reflected in asset impairment charges in our consolidated statements of income for the quarter and nine months ended September 30, 2008.
     Intangibles - Intangibles were comprised of the following:

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Indefinite-lived:
Trade names	$50,100	$—	$50,100	$59,400	$—	$59,400
Amortizable intangibles:
Internal-use software	312,467	(254,818)	57,649	278,802	(243,483)	35,319
Customer lists/relationships	123,984	(96,307)	27,677	110,165	(85,199)	24,966
Distributor contracts	30,900	(21,934)	8,966	30,900	(19,016)	11,884
Trade names	29,816	(19,403)	10,413	30,369	(16,708)	13,661
Other	7,636	(5,014)	2,622	7,667	(4,410)	3,257

Amortizable intangibles	504,803	(397,476)	107,327	457,903	(368,816)	89,087

Intangibles	$554,903	$(397,476)	$157,427	$517,303	$(368,816)	$148,487

     Total amortization of intangibles was $10.4 million for the quarter ended September 30, 2008 and $11.3 million for the quarter ended September 30, 2007. Amortization of intangibles was $30.8 million for the nine months ended September 30, 2008 and $34.9 million for the nine months ended September 30, 2007. Based on the intangibles in service as of September 30, 2008, estimated future amortization expense is as follows:

(in thousands)

Remainder of 2008	$11,349
2009	36,285
2010	22,020
2011	13,428
2012	5,574

     Goodwill - Changes in goodwill during the nine months ended September 30, 2008 were as follows:

	Small
	Business	Direct
(in thousands)	Services	Checks	Total

Balance, December 31, 2007	$503,057	$82,237	$585,294
Adjustment to New England Business Service, Inc. (NEBS) acquisition uncertain tax positions	(1,436)	—	(1,436)
Acquisition of Logo Design Mojo, Inc. (see Note 5)	1,359	—	1,359
Acquisition of Hostopia.com Inc. (see Note 5)	71,991	—	71,991
Currency translation adjustment	(120)	—	(120)

Balance, September 30, 2008	$574,851	$82,237	$657,088

     Other non-current assets - Other non-current assets were comprised of the following:

	September 30,	December 31,
(in thousands)	2008	2007

Contract acquisition costs (net of accumulated amortization of $98,599 and $82,976, respectively)	$41,496	$55,516
Deferred advertising costs	26,470	26,009
Other	23,134	28,246

Other non-current assets	$91,100	$109,771

     See Note 13 for discussion of the recoverability of contract acquisition costs. Changes in contract acquisition costs during the first nine months of 2008 and 2007 were as follows:

	Nine Months Ended September 30,
(in thousands)	2008	2007

Balance, beginning of year	$55,516	$71,721
Additions(1)	5,553	10,310
Amortization	(19,573)	(21,764)

Balance, end of period	$41,496	$60,267

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $7,653 for the nine months ended September 30, 2008 and $12,797 for the nine months ended September 30, 2007.
     Accrued liabilities - Accrued liabilities were comprised of the following:

	September 30,	December 31,
(in thousands)	2008	2007

Customer rebates	$28,433	$20,397
Cash held for customers	26,671	23,285
Restructuring (see Note 6)	19,587	5,050
Wages, including vacation	18,019	17,275
Interest	16,377	5,414
Employee profit sharing and pension	11,644	40,294
Other	32,796	38,048

Accrued liabilities	$153,527	$149,763

     Supplemental cash flow disclosure - As of September 30, 2008, we had accounts payable of $2.2 million related to capital asset purchases. These amounts were reflected in property, plant and equipment and intangibles in our consolidated balance sheet as of September 30, 2008, as we received the assets as of that date. As these liabilities are paid, the payments will be included in purchases of capital assets on the consolidated statements of cash flows. As of December 31, 2007, we had accounts payable of $3.9 million related to capital asset purchases.

     During the quarter ended September 30, 2008, we completed the sale of our Flagstaff, Arizona facility, which was closed in August 2008. Proceeds from the sale were $4.2 million, resulting in a pre-tax gain of $1.4 million.
     Marketable securities purchased and sold during the nine months ended September 30, 2007 consisted of investments in tax-exempt mutual funds. The funds were comprised of variable rate demand notes, municipal bonds and notes, and commercial paper. The cost of these investments equaled their fair value due to the short-term duration of the underlying investments. Proceeds from sales of marketable securities were $638.8 million during the nine months ended September 30, 2007. No gains or losses were realized on these sales.
Note 4: Earnings per share
     The following table reflects the calculation of basic and diluted earnings per share. During each period, certain options as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Earnings per share – basic:
Net income	$13,760	$32,160	$73,694	$103,363
Weighted-average shares outstanding	50,859	51,616	50,974	51,422
Earnings per share – basic	$0.27	$0.62	$1.45	$2.01

Earnings per share – diluted:
Net income	$13,760	$32,160	$73,694	$103,363
Re-measurement of share-based awards classified as liabilities	(75)	(1)	(347)	(9)

Income available to common shareholders	$13,685	$32,159	$73,347	$103,354

Weighted-average shares outstanding	50,859	51,616	50,974	51,422
Dilutive impact of options, restricted stock units, unvested restricted stock and employee stock purchase plan	414	507	428	471

Weighted-average shares and potential dilutive shares outstanding	51,273	52,123	51,402	51,893

Earnings per share – diluted	$0.27	$0.62	$1.43	$1.99

Antidilutive options excluded from calculation (weighted-average amount for nine month periods)	3,562	1,815	3,639	1,946
Note 5: Acquisitions and disposition
     Acquisitions - In June 2008, we entered into a definitive agreement to acquire all of the common shares of Hostopia.com Inc. (Hostopia) in a cash transaction for $99.4 million, net of cash acquired. The transaction closed on August 6, 2008, and we utilized availability under our existing lines of credit to fund the acquisition. Hostopia is a provider of web services that enable small businesses to establish and maintain an internet presence. It also provides email marketing, fax-to-email, mobility synchronization and other services and is included in our Small Business Services segment. Hostopia’s operating results are included in our consolidated results of operations from the acquisition date. The preliminary allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in goodwill of $72.0 million as of September 30, 2008. We expect to complete the allocation of the purchase price during the fourth quarter of 2008 when certain income tax calculations are finalized. We believe this acquisition resulted in the recognition of goodwill as Hostopia provides a unified, scaleable services delivery platform which we expect to utilize as we strive to obtain a greater portion of our revenue from annuity-based business services. We plan to use Hostopia’s technology architecture as the primary delivery platform for these business services offerings.

     The following illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

(in thousands)

Cash and cash equivalents	$23,747
Other current assets	6,371
Intangibles	32,700
Goodwill	71,991
Other non-current assets	4,104
Current liabilities	(4,845)
Non-current liabilities	(10,971)

Total purchase price	123,097
Less: cash acquired	(23,747)

Purchase price, net of cash acquired	$99,350

     Acquired intangible assets included internal-use software valued at $17.9 million with useful lives ranging from 3 to 5 years, customer relationships valued at $13.9 million with a useful life of 10 years and a trade name valued at $0.9 million with a useful life of 10 years. The software and trade name assets are being amortized using the straight-line method, while the customer relationship asset is being amortized using an accelerated method.
     We also acquired the assets of PartnerUp, Inc. (PartnerUp), Logo Design Mojo, Inc. (Logo Mojo) and Yoffi Digital Press (Yoffi) during 2008 for an aggregate cash amount of $5.6 million. The PartnerUp transaction also includes contingent compensation payments through 2012 based on PartnerUp’s revenue and operating margin, provided the principals remain employed by the company. PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with resources and contacts to build their businesses. Logo Mojo is a Canadian-based online logo design firm and Yoffi is a commercial digital printer specializing in one-to-one marketing strategies. The results of all three businesses are included in Small Business Services from the acquisition dates. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $1.4 million related to the Logo Mojo acquisition. We believe this acquisition resulted in goodwill primarily due to Logo Mojo’s web-based workflow which we are incorporating into our processes and which we expect will increase our product offerings for small businesses. The assets acquired consisted primarily of internal-use software which is being amortized on the straight-line basis over 3 years.
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
     Disposition - In January 2007, we completed the sale of the assets of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on diluted earnings per share as the effective tax rate specifically attributable to the gain was higher because the goodwill written-off is not deductible for tax purposes. This product line generated approximately $51 million of revenue in 2006. The disposition of this product line did not qualify to be reported as discontinued operations in our consolidated financial statements.
Note 6: Restructuring accruals
     During the quarter ended September 30, 2008, we recorded restructuring accruals of $18.0 million for employee severance related to the planned closing of our Greensboro, North Carolina and North Wales, Pennsylvania manufacturing facilities and our Thorofare, New Jersey manufacturing facility and customer call center, as well as employee reductions within our business unit support and corporate shared services functions. These actions were the result of a review of our cost structure in response to the impact a weakened U.S. economy continues to have on our business.

The restructuring accruals included severance benefits for 1,025 employees. The North Wales and Thorofare facility closures are expected to be completed in the first quarter of 2009, while the Greensboro facility will play a transitional role and is expected to close later in 2009. The majority of the other employee reductions are expected to be completed by the end of 2009. As such, we expect most of the severance benefits to be fully paid by the first half of 2010, utilizing cash from operations. Also during the quarter ended September 30, 2008, we reversed $0.1 million of restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These restructuring charges, net of reversals, were reflected as cost of goods sold of $9.6 million and operating expenses of $8.3 million in our consolidated statement of income for the quarter ended September 30, 2008.
     During the nine months ended September 30, 2008, we recorded restructuring accruals of $20.6 million for employee severance. In addition to the actions taken during the quarter ended September 30, 2008, the accruals related to the recent closing of our customer service call center located in Flagstaff, Arizona, as well as employee reductions in various functional areas, including sales, marketing and fulfillment. These reductions were a result of our cost savings initiatives. The restructuring accruals included severance benefits for 1,220 employees. During the nine months ended September 30, 2008, we reversed $0.9 million of restructuring accruals as fewer employees received severance benefits than originally estimated. These restructuring charges, net of reversals, were reflected as cost of goods sold of $10.1 million and operating expenses of $9.6 million in our consolidated statement of income for the nine months ended September 30, 2008.
     During the quarter ended September 30, 2007, we recorded restructuring accruals of $2.6 million and during the nine months ended September 30, 2007, we recorded restructuring accruals of $4.1 million. These restructuring accruals related to employee reductions resulting from our cost savings initiatives. Also during the quarter ended September 30, 2007, we reversed $0.5 million of restructuring accruals and during the nine months ended September 30, 2007, we reversed $2.3 million of restructuring accruals. These reversals were due to fewer employees receiving severance benefits than originally estimated and the re-negotiation of operating lease obligations. The restructuring charges, net of reversals, were reflected as a reduction in cost of goods sold of $0.1 million and operating expense of $2.2 million in our consolidated statement of income for the quarter ended September 30, 2007. For the nine months ended September 30, 2007, the restructuring charges, net of reversals, were reflected as a reduction of cost of goods sold of $0.4 million, operating expenses of $1.9 million and a $0.3 million reduction of the gain recognized on the sale of our industrial packaging product line (see Note 5).
     Restructuring accruals of $19.6 million as of September 30, 2008 and $5.1 million as of December 31, 2007 are reflected in accrued liabilities in the consolidated balance sheets. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have vacated. The remaining payments due under the operating lease obligations will be paid through early 2009. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” in the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K.
     As of September 30, 2008, our restructuring accruals, by company initiative, were as follows:

	NEBS
	acquisition	2006	2007	2008
(in thousands)	related	initiatives	initiatives	initiatives	Total

Balance, December 31, 2007	$36	$325	$4,689	$—	$5,050
Restructuring charges	—	—	109	20,455	20,564
Restructuring reversals	—	(27)	(843)	(73)	(943)
Payments	(16)	(108)	(3,308)	(1,652)	(5,084)

Balance, September 30, 2008	$20	$190	$647	$18,730	$19,587

Cumulative amounts:
Restructuring accruals	$30,243	$10,859	$7,037	$20,455	$68,594
Restructuring reversals	(839)	(1,671)	(1,405)	(73)	(3,988)
Payments	(29,384)	(8,998)	(4,985)	(1,652)	(45,019)

Balance, September 30, 2008	$20	$190	$647	$18,730	$19,587

     As of September 30, 2008, the components of our restructuring accruals, by segment, were as follows:

					Operating
					lease
	Employee severance benefits				obligations
	Small				Small
	Business	Financial	Direct		Business
(in thousands)	Services	Services	Checks	Corporate	Services	Total

Balance, December 31, 2007	$2,001	$953	$—	$2,060	$36	$5,050
Restructuring charges	4,837	2,872	219	12,636	—	20,564
Restructuring reversals	(431)	(405)	(1)	(106)	—	(943)
Inter-segment transfer	763	354	—	(1,117)	—	—
Payments	(2,989)	(723)	(151)	(1,205)	(16)	(5,084)

Balance, September 30, 2008	$4,181	$3,051	$67	$12,268	$20	$19,587

Cumulative amounts for current initiatives(1) :
Restructuring accruals	$37,150	$7,182	$347	$20,997	$2,918	$68,594
Restructuring reversals	(851)	(1,041)	(143)	(1,402)	(551)	(3,988)
Inter-segment transfer	1,396	732	32	(2,160)	—	—
Payments	(33,514)	(3,822)	(169)	(5,167)	(2,347)	(45,019)

Balance, September 30, 2008	$4,181	$3,051	$67	$12,268	$20	$19,587

(1)	Includes accruals related to our 2008, 2007 and 2006 cost reduction initiatives and the NEBS acquisition in June 2004.
     In addition to severance benefits, we incurred other expenses related to our restructuring activities. During the quarter ended September 30, 2008, we recorded a $3.0 million write-down of the carrying value of spare parts used on our offset printing presses. During a third quarter review of our cost structure, we made the decision to expand our use of the digital printing process. As such, a portion of the spare parts kept on hand for use on our offset printing presses was written down to zero, as these parts have no future use or market value. The spare parts were included in other non-current assets on our consolidated balance sheet. The write-down is included in the restructuring charges caption within cost of goods sold on our consolidated statements of income for the quarter and nine months ended September 30, 2008. In addition to the spare parts write-down, we incurred $0.9 million of other restructuring-related costs during the quarter ended September 30, 2008, including the acceleration of expense for employee share-based compensation awards.
Note 7: Pension and other postretirement benefits
     We have historically provided certain health care benefits for a large number of retired employees. In addition to our retiree health care plan, we also have supplemental executive retirement plans (SERP’s) in the United States and Canada and a pension plan which covers certain Canadian employees. These pension plans were acquired as part of the NEBS acquisition in 2004. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K. See Note 13 for discussion of the plan assets of our postretirement benefit and pension plans.

     Pension and postretirement benefit expense for the quarters ended September 30, 2008 and 2007 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2008	2007	2008	2007

Service cost	$24	$39	$—	$57
Interest cost	1,989	1,753	126	130
Expected return on plan assets	(2,183)	(2,066)	(68)	(67)
Amortization of prior service credit	(990)	(990)	—	—
Amortization of net actuarial losses	2,369	2,464	3	2

Total periodic benefit expense	$1,209	$1,200	$61	$122

     Pension and postretirement benefit expense for the nine months ended September 30, 2008 and 2007 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2008	2007	2008	2007

Service cost	$71	$117	$—	$161
Interest cost	5,966	5,258	383	378
Expected return on plan assets	(6,550)	(6,198)	(209)	(190)
Amortization of prior service credit	(2,969)	(2,969)	—	—
Amortization of net actuarial losses	7,108	7,393	8	5
Settlement loss	—	—	111	—

Total periodic benefit expense	$3,626	$3,601	$293	$354

     In March 2008, we used $0.5 million of plan assets to settle approximately one-half of the benefits due under our Canadian SERP plan. We anticipate that final settlement of this plan will occur by the end of 2008.
Note 8: Provision for income taxes
     Our effective tax rate for the nine months ended September 30, 2008 was 32.8%, compared to our 2007 annual effective tax rate of 34.1%. Our 2008 effective tax rate included favorable discrete adjustments related primarily to receivables for prior year tax returns, which lowered our effective tax rate 2.8 percentage points. Additionally, our 2008 effective tax rate was reduced due to the impact of restructuring and asset impairment charges on the calculation of our annual effective tax rate. Our 2007 effective tax rate included favorable adjustments which lowered our effective tax rate 2.1 percentage points related to receivables for prior year tax returns and the reconciliation of our 2006 federal income tax return to our 2006 estimated provision for income taxes. Additionally, our 2007 effective tax rate was favorably impacted by tax-exempt interest income. These favorable amounts in 2007 were partially offset by the non-deductible write-off of goodwill related to the sale of our industrial packaging product line in January 2007.
     As of September 30, 2008, our unrecognized tax benefits, excluding interest and penalties, were $11.3 million compared to $14.4 million as of December 31, 2007. Changes in unrecognized tax benefits during the first nine months of 2008 were as follows:

(in thousands)

Balance, December 31, 2007	$14,395
Additions for tax positions of current year	739
Additions for tax positions of prior years	2,885
Reductions for tax positions of prior years	(2,828)
Settlements	(2,182)
Lapse of statutes of limitations	(1,670)

Balance, September 30, 2008	$11,339

     The statute of limitations for federal tax assessments for 2004 and prior years has closed, with the exception of 2000. Our federal income tax returns for 2005 through 2007 remain subject to Internal Revenue Service examination. In general, income tax returns for the years 2003 through 2007 remain subject to examination by major state and city jurisdictions. In the event that we have determined not to file income tax returns with a particular city or state, all years remain subject to examination by the tax jurisdiction.
Note 9: Debt
     Total debt outstanding was comprised of the following:

	September 30,	December 31,
(in thousands)	2008	2007

5.0% senior, unsecured notes due December 15, 2012, net of discount	$299,203	$299,062
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,631	274,584
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000
Long-term portion of capital lease obligation	—	1,440

Long-term portion of debt	773,834	775,086

Amounts drawn on credit facilities	$109,740	$67,200
Capital lease obligation due within one year	1,896	1,754

Short-term portion of debt	111,636	68,954

Total debt	$885,470	$844,040

     Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we liquidated all of the marketable securities and used the proceeds, along with an advance on our credit facility, to repay $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $174.0 million as of September 30, 2008, based on quoted market prices.
     In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933 and were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions may be made at our election prior to their stated maturity. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of NEBS in 2004. The fair value of these notes was $195.3 million as of September 30, 2008, based on quoted market prices.
     In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $210.0 million as of September 30, 2008, based on quoted market prices.

     As of September 30, 2008, we had committed lines of credit available for borrowing. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on the level of subsidiary indebtedness. The daily average amount outstanding under our lines of credit during the nine months ended September 30, 2008 was $76.1 million at a weighted-average interest rate of 3.34%. As of September 30, 2008, $109.7 million was outstanding at a weighted-average interest rate of 4.35%. During 2007, the daily average amount outstanding under our lines of credit was $45.5 million at a weighted-average interest rate of 5.57%. As of December 31, 2007, $67.2 million was outstanding at a weighted-average interest rate of 5.62%. As of September 30, 2008, amounts were available for borrowing under our committed lines of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Amounts drawn on lines of credit	(109,740)
Outstanding letters of credit	(10,835)

Net available for borrowing as of September 30, 2008	$379,425

     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.
Note 10: Other commitments and contingencies
     Information regarding indemnifications, environmental matters, self-insurance and litigation can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K. Based on information available as of September 30, 2008, the liability for workers’ compensation decreased to $8.1 million as of September 30, 2008 from $9.9 million as of December 31, 2007, and the liability for self-insured medical and dental benefits decreased to $5.9 million as of September 30, 2008 from $8.5 million as of December 31, 2007.
Note 11: Shareholders’ equity
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.5 million shares remain available for purchase under this authorization. The terms of our $200.0 million notes maturing in 2015 place a limitation on restricted payments, including increases in dividend levels and share repurchases. Share repurchases are reflected as reductions of shareholders’ equity in the consolidated balance sheets. Under the laws of Minnesota, our state of incorporation, shares which we repurchase are considered to be authorized and unissued shares. Thus, share repurchases are not presented as a separate treasury stock caption in our consolidated balance sheets, but are recorded as direct reductions of common shares and additional paid-in capital and increases in accumulated deficit.

     Changes in shareholders’ equity during the nine months ended September 30, 2008 were as follows:

					Accumulated
	Common shares		Additional		other	Total
	Number	Par	paid-in	Accumulated	comprehensive	shareholders’
(in thousands)	of shares	value	capital	deficit	loss	equity

Balance, December 31, 2007	51,887	$51,887	$65,796	$(37,530)	$(39,046)	$41,107
Net income	—	—	—	73,694	—	73,694
Cash dividends	—	—	—	(38,603)	—	(38,603)
Common shares issued(1)	375	375	2,438	—	—	2,813
Tax impact of share-based awards	—	—	(1,625)	—	—	(1,625)
Common shares repurchased	(1,054)	(1,054)	(20,793)	—	—	(21,847)
Other common shares retired	(69)	(69)	(1,486)	—	—	(1,555)
Fair value of share-based compensation	—	—	8,572	—	—	8,572
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(1,837)	(1,837)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	4,444	4,444
Amortization of loss on derivatives, net of tax	—	—	—	—	1,038	1,038
Currency translation adjustment	—	—	—	—	(1,685)	(1,685)

Balance, September 30, 2008	51,139	$51,139	$52,902	$(2,439)	$(37,086)	$64,516

(1)	Includes shares issued to employees for cash payments of $2,801, as well as the vesting of share-based awards previously classified as accrued liabilities in our consolidated balance sheet of $12.
     Accumulated other comprehensive loss was comprised of the following:

	September 30,	December 31,
(in thousands)	2008	2007

Postretirement and defined benefit pension plans:
Unrealized prior service credit	$23,468	$25,305
Unrealized net actuarial losses	(56,978)	(61,422)

Postretirement and defined benefit pension plans, net of tax	(33,510)	(36,117)
Loss on derivatives, net of tax	(7,843)	(8,881)
Currency translation adjustment	4,267	5,952

Accumulated other comprehensive loss	$(37,086)	$(39,046)

Note 12: Business segment information
     We operate three business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells business checks, printed forms, promotional products, marketing materials, web services and other related services and products to small businesses and home offices through direct response marketing, financial institution referrals, independent distributors, the internet and sales representatives. Financial Services sells personal and business checks, check-related products and services, stored value gift cards, and customer loyalty, retention and fraud monitoring and protection services to financial institutions. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada.

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
     The following is our segment information as of and for the quarters ended September 30, 2008 and 2007:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2008	$216,407	$103,771	$46,010	$—	$366,188
	2007	225,789	113,001	49,846	—	388,636

Operating income:	2008	10,276	7,149	12,858	—	30,283
	2007	30,197	16,752	13,773	—	60,722

Depreciation and amortization	2008	12,534	2,417	1,063	—	16,014
expense:	2007	12,861	2,856	1,201	—	16,918

Asset impairment charges:	2008	9,687	—	—	—	9,687
	2007	—	—	—	—	—

Total assets:	2008	801,826	49,262	100,220	300,845	1,252,153
	2007	753,578	76,835	103,269	516,660	1,450,342

Capital asset purchases:	2008	—	—	—	6,747	6,747
	2007	—	—	—	5,568	5,568
     The following is our segment information as of and for the nine months ended September 30, 2008 and 2007:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2008	$643,746	$327,766	$143,638	$—	$1,115,150
	2007	687,674	344,421	160,246	—	1,192,341

Operating income:	2008	60,547	44,898	40,969	—	146,414
	2007	93,362	55,646	48,169	—	197,177

Depreciation and amortization	2008	36,681	7,184	3,241	—	47,106
expense:	2007	40,523	7,415	3,608	—	51,546

Asset impairment charges:	2008	9,687	—	—	—	9,687
	2007	—	—	—	—	—

Total assets:	2008	801,826	49,262	100,220	300,845	1,252,153
	2007	753,578	76,835	103,269	516,660	1,450,342

Capital asset purchases:	2008	—	—	—	21,961	21,961
	2007	—	—	—	17,594	17,594

Note 13: Market risks
          Due to recent failures and consolidations of companies within the financial services industry and the downturn in the broader U.S. economy, including the liquidity crisis in the credit markets, we have identified certain market risks which may affect our future operating performance.
          As discussed in Note 3, we recorded non-cash asset impairment charges of $9.7 million during the third quarter of 2008 related to trade names in our Small Business Services segment. Of this amount, $9.3 million related to indefinite-lived trade names. The impairment charges resulted from the effects of the economic downturn on our expected revenues and the broader effects of recent U.S. market conditions on the fair value of the assets. The impairment analysis completed during the third quarter of 2008 indicated no impairment of goodwill. However, due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the carrying value of goodwill and our indefinite-lived trade names, particularly with respect to our Safeguard distributor reporting unit. The calculated fair value of this reporting unit exceeded its carrying value by $1.6 million as of the measurement date. The fair values of our other reporting units exceeded their carrying values between $32 and $482 million. If market and economic conditions deteriorate further, this could increase the likelihood of future non-cash impairment charges related to our indefinite-lived trade names and/or goodwill.
          The plan assets of our postretirement benefit and pension plans are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets have seen a significant decline in value. As such, the fair values of our plan assets have decreased significantly from December 31, 2007. As our plan assets and liabilities will be re-measured at December 31, 2008, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the decreases in the fair values of plan assets could materially affect the funded status of the plans. This would affect the amounts reported in the consolidated balance sheet, as well as increase future postretirement benefit expense, which would impact our consolidated results of operations.
          Upheaval in the financial services industry resulting in recent bank failures and consolidations could have a significant impact on our consolidated results of operations if any of the following were to occur:
•	We could lose a significant contract, which would have a negative impact on our future results of operations.

•	We may be unable to recover the value of any related unamortized contract acquisition cost and/or accounts receivable. Contract acquisition costs, which are essentially pre-paid product discounts, are sometimes utilized in our Financial Services segment when signing or renewing contracts with our financial institution clients and totalled $41.5 million as of September 30, 2008. These amounts are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. In certain situations, the contract may require a financial institution to reimburse us for the unamortized contract acquisition cost if it terminates its contract with us prior to the end of the contract term. Our contract acquisition costs are comprised of amounts paid to individual financial institutions, many of which would not have a significant impact on our consolidated financial statements if they were deemed unrecoverable. However, the inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

•	If one or more of our financial institution clients is taken over by a financial institution which is not one of our clients, we could lose significant business. In the case of a cancelled contract, we may be entitled to collect a contract termination payment. However, if a financial institution fails, we may be unable to collect that termination payment. We have no indication at this time that a significant contract termination is expected.

•	If one or more of our larger clients were to consolidate with a financial institution which is not one of our clients, our results of operations could be positively impacted if we retain the client, as well as obtain the additional business from the other party in the consolidation.

•	If two of our financial institution clients consolidate, the increase in general negotiating leverage possessed by the consolidated entities could result in new contracts which are not as favorable to us as those historically negotiated with the clients.

•	We could generate non-recurring conversion revenue. Conversions are driven by the need to replace checks after one financial institution merges with or acquires another. However, we presently do not have specific information that indicates that we should expect to generate significant income from conversions.
          We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. As such, our liability for this plan fluctuates with market conditions. During the nine months ended September 30, 2008, we reduced our deferred compensation liability by $0.9 million due to losses on the underlying investments elected by plan participants. The carrying value of this liability, which was $5.0 million as of September 30, 2008, may change significantly in future periods if the equity markets continue to be volatile.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
          Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.7% of our consolidated revenue for the first nine months of 2008. This segment has sold business checks, printed forms, promotional products, marketing materials, web services and other related services and products to more than six million small businesses and home offices in the past five years through direct response marketing, financial institution referrals, independent distributors, the internet and sales representatives. Of the more than six million customers we have served in the past five years, approximately four million have ordered our products or services in the last 24 months. Our Financial Services segment generated 29.4% of our consolidated revenue for the first nine months of 2008. This segment sells personal and business checks, check-related products and services, stored value gift cards, and customer loyalty, retention and fraud monitoring and protection services to approximately 7,000 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 12.9% of our consolidated revenue for the first nine months of 2008. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada.
          Our net income for the first nine months of 2008, as compared to 2007, benefited from the following:
•	A significant reduction in performance-based employee compensation expense;

•	Various management initiatives to reduce our cost structure, primarily within sales and marketing, information technology and manufacturing;

•	Higher revenue per order in Direct Checks, primarily from price increases and increased sales of fraud protection services;

•	Reduced employee benefit costs related to lower workers’ compensation and medical claims activity;

•	The year-over-year benefit of a February 2007 price increase in Financial Services; and

•	Lower amortization of acquired intangible assets in Small Business Services, as certain of the assets are amortized using accelerated methods.
          These benefits were more than offset by the following:
•	Lower volume driven by unfavorable economic conditions, primarily affecting Small Business Services;

•	Restructuring charges and related costs resulting from our cost savings initiatives;

•	Lower order volume in Direct Checks due to the continuing decline in check usage and advertising response rates;

•	Increased manufacturing costs, including higher delivery-related costs due to a mid-2007 postal rate increase and fuel surcharges in 2008, as well as higher materials costs due to an unfavorable product mix;

•	Impairment charges in 2008 related to Small Business Services trade names;

•	Lower revenue per order in Financial Services;

•	Lower volume in Financial Services due to the continuing decline in check usage and non-recurring financial institution conversion activity in 2007;

•	Additional revenue in the first quarter of 2007 in Direct Checks due to a weather-related backlog from the last week of 2006; and

•	Investments made primarily in the first half of the year to drive revenue growth opportunities, primarily within Small Business Services’ e-commerce and marketing.
Our Strategies and Business Challenges
          Details concerning our strategies and business challenges were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). For additional information regarding recent developments, see the section entitled Market Risks within this quarterly report.

     We completed four acquisitions in 2008. These acquisitions support our strategy to expand revenue from higher growth business services. In June 2008, we entered into a definitive agreement to acquire all of the common shares of Hostopia.com Inc. (Hostopia) in a cash transaction for $99.4 million, net of cash acquired. The transaction closed on August 6, 2008, and we utilized availability under our existing lines of credit to fund the acquisition. Hostopia is a provider of web services that enable small businesses to establish and maintain an internet presence. It also provides email marketing, fax-to-email, mobility synchronization and other services and is included in our Small Business Services segment. Hostopia provides a unified, scaleable services delivery platform which we expect to utilize as we strive to obtain a greater portion of our revenue from annuity-based business services. We plan to use Hostopia’s technology architecture as the primary delivery platform for these business services offerings. Hostopia’s revenue for its fiscal year ended March 31, 2008 was $27.8 million.
     We also acquired the assets of PartnerUp, Inc. (PartnerUp), Logo Design Mojo, Inc. (Logo Mojo) and Yoffi Digital Press (Yoffi) during 2008 for an aggregate cash amount of $5.6 million. The PartnerUp transaction also includes contingent compensation payments through 2012 based on PartnerUp’s revenue and operating margin, provided the principals remain employed by the company. PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with resources and contacts to build their businesses. Logo Mojo is a Canadian-based online logo design firm and Yoffi is a commercial digital printer specializing in one-to-one marketing strategies. The results of all three businesses are included in Small Business Services from the acquisition dates.
Update on Cost Reduction Initiatives
     In the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2007 Form 10-K, we discussed that we were pursuing aggressive cost reduction and business simplification initiatives which we expected to collectively reduce our annual cost structure by at least $225 million, net of required investments, by the end of 2009. The baseline for these anticipated savings was the estimated cost structure for 2006, which was reflected in the earnings guidance reported in our press release on July 27, 2006 regarding second quarter 2006 results. During the third quarter of 2008, we announced further cost reduction actions, including the planned closing of three printing facilities and one customer call center. As such, we now expect to generate $250 million of cost reductions, net of required investments, through 2010. We realized $105 million of this target through the end of 2007. We expect to realize approximately $50 million in 2008, $60 million in 2009 and $35 million in 2010. To date, most of our savings are from sales and marketing, information technology and fulfillment, including manufacturing and supply chain.
Outlook for 2008
     We anticipate that consolidated revenue will be between $1.490 billion and $1.505 billion for 2008, as compared to $1.606 billion for 2007. We expect that current economic conditions will continue to adversely affect volumes in Small Business Services and drive a mid-single digit decline in revenue despite modest contributions from our e-commerce initiatives and revenue from the Hostopia and PartnerUp acquisitions. In Financial Services, we expect check usage to continue to decline 4% to 5% per year, with the related revenue pressure being partially offset by a previously planned price increase in the fourth quarter, as well as a modest contribution from several new loyalty, retention, monitoring and protection offers. We expect the revenue decline in Direct Checks to be in the high single digits, driven by the decline in check usage and the $3 million revenue benefit in 2007 attributable to the weather-related backlog at the end of 2006.
     We expect that 2008 diluted earnings per share will be between $2.07 and $2.17, compared to $2.76 for 2007. We expect that the economic softness in Small Business Services and the declines in our personal check businesses driven primarily by fewer checks being written, as well as restructuring costs and asset impairment charges, will be partially offset by continued progress with our cost reduction initiatives. We estimate that our annual effective tax rate for 2008 will be approximately 34%, comparable with the 2007 rate.
     We anticipate that net cash provided by operating activities will be between $185 million and $200 million in 2008, compared to $245 million in 2007. We expect that working capital improvements will partially offset the lower expected earnings and the higher payments made in the first quarter of 2008 for employee performance-based compensation related to our 2007 performance. We estimate that capital spending will be approximately $30 million in 2008, with investment focused on cost reductions and key multi-segment growth enablers, such as our e-commerce platform.
     We funded our recent acquisitions through cash and borrowings on our credit facilities. Additionally, during the third quarter of 2008, we repurchased $7.9 million of common stock. Even with these actions, we continue to have reasonable access to capital in order to fund operations and execute our strategies. Our priorities for the use of cash remain investing both organically and in small to medium-sized acquisitions to augment growth. We also consider other opportunities to deploy cash to create shareholder value. We do not expect to purchase a significant amount of shares during the remainder of 2008 as we have nearly depleted our capacity for share repurchases based on limitations in the debt agreement related to our notes due in June 2015. To the extent we have excess cash, we intend to pay down borrowings on our credit facilities.
Market Risks
          We recorded non-cash asset impairment charges of $9.7 million during the third quarter of 2008 related to trade names in our Small Business Services segment. Of this amount, $9.3 million related to indefinite-lived trade names. The impairment charges resulted from the effects of the economic downturn on our expected revenues and the broader effects of recent U.S. market conditions on the fair value of the assets. The impairment analysis completed during the third quarter of 2008 indicated no impairment of goodwill. However, due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the carrying value of goodwill and our indefinite-lived trade names, particularly with respect to our Safeguard distributor reporting unit. The calculated fair value of this reporting unit exceeded its carrying value by $1.6 million as of the measurement date. The fair values of our other reporting units exceeded their carrying values between $32 and $482 million. If market and economic conditions deteriorate further, this could increase the likelihood of future non-cash impairment charges related to our indefinite-lived trade names and/or goodwill.
          The plan assets of our postretirement benefit and pension plans are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets have seen a significant decline in value. As such, the fair values of our plan assets have decreased significantly from December 31, 2007. As our plan assets and liabilities will be re-measured at December 31, 2008, in accordance with Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the decreases in the fair values of plan assets could materially affect the funded status of the plans. This would affect the amounts reported in the consolidated balance sheet, as well as increase future postretirement benefit expense, which would impact our consolidated results of operations.
          Upheaval in the financial services industry resulting in recent bank failures and consolidations could have a significant impact on our consolidated results of operations if any of the following were to occur:
•	We could lose a significant contract, which would have a negative impact on our future results of operations.

•	We may be unable to recover the value of any related unamortized contract acquisition cost and/or accounts receivable. Contract acquisition costs, which are essentially pre-paid product discounts, are sometimes utilized in our Financial Services segment when signing or renewing contracts with our financial institution clients and totalled $41.5 million as of September 30, 2008. These amounts are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. In certain situations, the contract may require a financial institution to reimburse us for the unamortized contract acquisition cost if it terminates its contract with us prior to the end of the contract term. Our contract acquisition costs are comprised of amounts paid to individual financial institutions, many of which would not have a significant impact on our consolidated financial statements if they were deemed unrecoverable. However, the inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

•	If one or more of our financial institution clients is taken over by a financial institution which is not one of our clients, we could lose significant business. In the case of a cancelled contract, we may be entitled to collect a contract termination payment. However, if a financial institution fails, we may be unable to collect that termination payment. We have no indication at this time that a significant contract termination is expected.

•	If one or more of our larger clients were to consolidate with a financial institution which is not one of our clients, our results of operations could be positively impacted if we retain the client, as well as obtain the additional business from the other party in the consolidation.

•	If two of our financial institution clients consolidate, the increase in general negotiating leverage possessed by the consolidated entities could result in new contracts which are not as favorable to us as those historically negotiated with the clients.

•	We could generate non-recurring conversion revenue. Conversions are driven by the need to replace checks after one financial institution merges with or acquires another. However, we presently do not have specific information that indicates that we should expect to generate significant income from conversions.
          We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. As such, our liability for this plan fluctuates with market conditions. During the nine months ended September 30, 2008, we reduced our deferred compensation liability by $0.9 million due to losses on the underlying investments elected by plan participants. The carrying value of this liability, which was $5.0 million as of September 30, 2008, may change significantly in future periods if the equity markets continue to be volatile.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2008	2007	Change	2008	2007	Change

Revenue	$366,188	$388,636	(5.8%)	$1,115,150	$1,192,341	(6.5%)

Orders	15,917	16,102	(1.1%)	47,495	49,080	(3.2%)
Revenue per order	$23.01	$24.14	(4.7%)	$23.48	$24.29	(3.4%)
     Revenue for the third quarter of 2008 decreased $22.4 million, as compared to the third quarter of 2007, due to unfavorable economic conditions, primarily affecting Small Business Services, as well as lower revenue per order for Financial Services, lower volume for Direct Checks due to the overall decline in check usage and advertising response rates, and lower order volume for Financial Services due to the decline in check usage and non-recurring client conversion activity in 2007. Conversion activity is driven by the need to replace checks after one financial institution merges with or acquires another. Partially offsetting these decreases was revenue from the Small Business Services acquisitions completed in 2008, as discussed under Executive Overview, and higher revenue per order for Direct Checks due to price increases and increased sales of fraud protection services. Small Business Services also increased sales of fraud protection services.
     Revenue for the first nine months of 2008 decreased $77.2 million, as compared to the first nine months of 2007, primarily due to the same factors discussed for the third quarter. Additionally, Small Business Services revenue decreased $3 million due to revenue generated in 2007 by our industrial packaging product line which was sold in January 2007, and Direct Checks revenue decreased $3 million due to a weather-related backlog from the last week of 2006 which pushed revenue into 2007. Revenue in 2007 also benefited from higher Canadian check sales due to the impact of a new check format mandated by the Canadian Payments Association. These revenue decreases were partially offset by the first quarter 2008 benefit of the Financial Services price increase implemented in February 2007.
     The number of orders decreased for the third quarter and first nine months of 2008, as compared to the same periods in 2007, due to the volume declines for Direct Checks and Financial Services discussed earlier, as well as the unfavorable economic conditions primarily affecting Small Business Services. Partially offsetting these volume decreases was the Small Business Services acquisitions completed in 2008. The decline in orders, excluding the acquisitions, was 4.7% for the third quarter of 2008 and 4.4% for the first nine months of 2008, as compared to the same periods in 2007.
     Revenue per order decreased for the third quarter and first nine months of 2008, as compared to the same periods in 2007, primarily due to continued pricing pressure within Financial Services, partially offset by Direct Checks price increases. For the nine month period, the effects of competitive pricing pressure in Financial Services were partially offset by the first quarter 2008 benefit of the price increase implemented in February 2007. Also impacting revenue per order were the Small Business Services acquisitions completed in 2008. For the third quarter of 2008, the acquisitions reduced revenue per order by 2.3 percentage points. For the first nine months of 2008, the acquisitions reduced revenue per order by 0.8 percentage points.
Consolidated Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Gross profit	$213,601	$245,138	(12.9%)	$676,869	$756,731	(10.6%)
Gross margin	58.3%	63.1%	(4.8) pts.	60.7%	63.5%	(2.8) pts.
     Gross margin decreased for the third quarter of 2008, as compared to the third quarter of 2007, due to a $12.7 million increase in restructuring charges resulting from our cost reduction initiatives. Further information regarding our restructuring charges can be found under Restructuring Costs. The restructuring charges lowered our third quarter 2008 gross margin 3.5 percentage points. Additionally, lower prices in Financial Services and higher supply costs negatively affected gross margin.

These decreases were partially offset by price increases for Direct Checks, as well as lower delivery costs and manufacturing efficiencies and other benefits resulting from our cost reduction initiatives.
     Gross margin decreased for the first nine months of 2008, as compared to the first nine months of 2007, due to a $13.5 million increase in restructuring charges related to our cost reduction initiatives. Further information regarding our restructuring charges can be found under Restructuring Costs. The restructuring charges lowered our gross margin for the first nine months of 2008 by 1.2 percentage points. Additionally, higher delivery-related costs from a mid-2007 postal rate increase and fuel surcharges in 2008, higher materials costs due to an unfavorable product mix, as well as lower prices in Financial Services negatively affected gross margin. These decreases were partially offset by price increases for Direct Checks, as well as manufacturing efficiencies and other benefits resulting from our cost reduction initiatives. For the nine month period, lower pricing in Financial Services was partially offset by the first quarter 2008 benefit of the price increase implemented in February 2007.
Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change

SG&A expense	$164,624	$182,243	(9.7%)	$510,542	$561,394	(9.1%)
SG&A as a percentage of revenue	45.0%	46.9%	(1.9) pts.	45.8%	47.1%	(1.3) pts.
     The decrease in SG&A expense for the third quarter of 2008, as compared to the third quarter of 2007, was primarily due to lower performance-based employee compensation, various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology, and lower amortization of acquired intangible assets.
     The decrease in SG&A expense for the first nine months of 2008, as compared to the first nine months of 2007, was primarily due to the same reasons discussed for the third quarter. Additionally, employee benefit costs were lower related to reduced workers’ compensation and medical claims activity. The decreases in SG&A expense were partially offset by investments made in the first half of the year to drive revenue growth opportunities, including higher marketing expense within Small Business Services and information technology investments.
Restructuring Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Restructuring charges	$9,007	$2,173	$6,834	$10,226	$1,933	$8,293
     During the quarters and nine months ended September 30, 2008 and 2007, we recorded restructuring charges related to our cost reduction initiatives. The charges included severance benefits and the acceleration of employee share-based compensation awards. Additional restructuring charges were included within cost of goods sold in each period. Further information can be found under Restructuring Costs.
Asset Impairment Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Asset impairment charges	$9,687	$—	$9,687	$9,687	$—	$9,687
     During the quarter ended September 30, 2008, we recorded asset impairment charges of $9.7 million related to trade names in our Small Business Services segment. Of this amount, $9.3 million related to indefinite-lived trade names. The impairment charges resulted from the effects of the economic downturn on our expected revenues and the broader effects of recent U.S. market conditions on the fair value of the assets. The remaining impairment charge of $0.4 million related to an amortizable trade name and resulted from a change in our branding strategy. See the discussion of market risks under Executive Overview for further information regarding asset impairments.

Net Gain on Sale of Product Line

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Net gain on sale of product line	$—	$—	$—	$—	$3,773	$(3,773)
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
Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Interest expense	$12,740	$15,517	(17.9%)	$37,873	$42,226	(10.3%)
Weighted-average debt outstanding	880,771	1,103,739	(20.2%)	855,316	1,039,872	(17.7%)
Weighted-average interest rate	5.36%	5.04%	0.32 pts.	5.46%	4.84%	0.62 pts.
     The decrease in interest expense for the third quarter and first nine months of 2008, as compared to the same periods in 2007, was due to our lower average debt level in 2008, partially offset by a higher average interest rate.
Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Income tax provision	$4,017	$15,720	(74.4%)	$35,954	$56,128	(35.9%)
Effective tax rate	22.6%	32.8%	(10.2) pts.	32.8%	35.2%	(2.4) pts.
     The decrease in our effective tax rate for the third quarter of 2008 was largely due to the impact of restructuring costs and asset impairment charges on the calculation of our annual effective tax rate.
     The decrease in our effective tax rate for the first nine months of 2008, as compared to the first nine months of 2007, was primarily due to the impact of restructuring costs and asset impairment charges on the calculation of our annual effective tax rate. Additionally, our 2008 income tax provision included favorable discrete adjustments related primarily to receivables for prior year tax returns, which lowered our effective tax rate 2.8 percentage points. Discrete items did not have a significant impact on our income tax provision for the first nine months of 2007, as unfavorable discrete adjustments related primarily to the non-deductible write-off of goodwill related to the sale of our industrial packaging product line were offset by favorable discrete adjustments related primarily to the reconciliation of our 2006 federal income tax return to our 2006 income tax provision. Partially offsetting the positive impact of these items in 2008 was interest earned on tax-exempt investments in 2007 and a higher state tax rate in 2008.
RESTRUCTURING COSTS
     During the first nine months of 2008, we recorded net restructuring accruals of $19.6 million for employee severance related to the planned closing of our Greensboro, North Carolina and North Wales, Pennsylvania manufacturing facilities and our Thorofare, New Jersey manufacturing facility and customer call center, as well as employee reductions within our business unit support and corporate shared services functions. These actions were the result of a review of our cost structure in response to the impact a weakened U.S. economy continues to have on our business. The restructuring accruals also included severance benefits related to the closing of our Flagstaff, Arizona customer service call center, which was closed during the third quarter of 2008, as well as employee reductions in various shared services functions, including sales, marketing and fulfillment. These actions were the result of the cost reduction initiatives discussed earlier under Executive Overview. The restructuring accruals included severance benefits for 1,220 employees. The North Wales and Thorofare facility closures are expected to be completed in the first quarter of 2009, while the Greensboro facility will play a transitional role and is expected to close later in 2009. The majority of the other employee reductions are expected to be completed by the end of 2009. As such, we expect most of the related severance payments to be fully paid by the first half of 2010, utilizing cash from operations. In addition to severance benefits, we incurred other expenses related to our cost reduction initiatives, including a write-down of supplies and the acceleration of expense for employee share-based compensation awards. The supplies write-down was $3.0 million and is included in restructuring charges within cost of goods sold, while the other expenses totaled $0.9 million and are included in operating expenses in the consolidated statements of income for the quarters and nine months ended September 30, 2008.

     During 2007, we recorded net restructuring accruals of $4.5 million for severance benefits related to employee reductions within our shared services functions and during 2006, we recorded net restructuring accruals of $10.9 million for severance benefits related to employee reductions in our shared services functions, as well as the closing of our Financial Services customer service call center located in Syracuse, New York. The Syracuse facility was closed in January 2007. These reductions were also the result of our cost reduction initiatives. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring accruals” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $14 million in SG&A expense in 2008, in comparison to our 2007 results of operations. We expect incremental cost savings of approximately $8 million in cost of goods sold and $17 million in SG&A expense in 2009 relative to 2008. Expense reductions consist primarily of labor and facility costs.
SEGMENT RESULTS
     Additional financial information regarding our business segments appears under the caption “Note 12: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Small Business Services
     This segment sells business checks, printed forms, promotional products, marketing materials, web services and other related services and products to small businesses and home offices through financial institution referrals, direct response marketing and via sales representatives, independent distributors and the internet.

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Revenue	$216,407	$225,789	(4.2%)	$643,746	$687,674	(6.4%)
Operating income	10,276	30,197	(66.0%)	60,547	93,362	(35.1%)
% of revenue	4.7%	13.4%	(8.7) pts.	9.4%	13.6%	(4.2) pts.
     The decrease in revenue for the third quarter of 2008, as compared to the third quarter of 2007, was primarily due to general economic conditions affecting our customers’ buying patterns, mainly in our core checks and forms products. Partially offsetting this decrease was revenue from the 2008 acquisitions discussed under Executive Overview and growth in fraud protection services.
     The decrease in revenue for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was also due primarily to general economic conditions affecting our customers’ buying patterns, mainly in our core checks and forms products. Additionally, 2007 included $3 million of revenue generated by our industrial packaging product line which was sold in January 2007, as well as higher check sales in Canada due to a new check format required by the Canadian Payments Association. Partially offsetting these decreases was revenue from the 2008 acquisitions discussed under Executive Overview, as well as growth in fraud protection services and a favorable Canadian foreign currency exchange rate.
     The decrease in operating income and operating margin for the third quarter of 2008, as compared to the third quarter of 2007, was due to $10.3 million of restructuring charges and related costs in 2008, asset impairment charges of $9.7 million, the revenue decrease and higher supply costs. These decreases were partially offset by continued progress on our cost reduction initiatives, lower performance-based employee compensation and lower amortization of acquired intangible assets. Further information regarding restructuring charges and related costs can be found under Restructuring Costs and information regarding the asset impairment charges can be found under Consolidated Results of Operations.
     Operating income and operating margin decreased for the first nine months of 2008, as compared to the first nine months of 2007, for the same reasons discussed for the quarter. In addition, materials costs were higher in 2008 due to an unfavorable product mix, as well as investments made in the first half of 2008 to drive revenue growth opportunities, including increased marketing expense and information technology investments. Results in 2007 also included a pre-tax gain of $3.8 million on the sale of our industrial packaging product line. Partially offsetting these decreases were reduced employee benefit costs due to lower workers’ compensation and medical claims activity.

Financial Services
     Financial Services sells personal and business checks, check-related products and services, stored value gift cards, and customer loyalty, retention and fraud monitoring and protection services to banks and other financial institutions. We also offer enhanced services such as customized reporting, file management and expedited account conversion support.

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Revenue	$103,771	$113,001	(8.2%)	$327,766	$344,421	(4.8%)
Operating income	7,149	16,752	(57.3%)	44,898	55,646	(19.3%)
% of revenue	6.9%	14.8%	(7.9) pts.	13.7%	16.2%	(2.5) pts.
     The decrease in revenue for the third quarter of 2008, as compared to the third quarter of 2007, was due to lower revenue per order, as well as a 3.7% decrease in order volume due to the continuing decline in check usage and non-recurring client conversion activity in 2007. Conversion activity is driven by the need to replace checks after one financial institution merges with or acquires another. Order volume for the third quarter of 2008 was down 2.1% from the third quarter of 2007, excluding the impact of conversion activity. The failure of one of our larger financial institution clients in the middle of the third quarter of 2008 did result in some reduction in order volume in the last half of the quarter. This financial institution was subsequently purchased by another of our clients.
     The decrease in revenue for the first nine months of 2008, as compared to the first nine months of 2007, was due to a 2.9% decrease in order volume due to the continuing decline in check usage, as well as non-recurring client conversion activity in 2007. Order volume for the first nine months of 2008 was down 1.4% from the first nine months of 2007, excluding the impact of conversion activity. Additionally, revenue per order was down for the nine month period as competitive pricing was partially offset by the first quarter 2008 benefit of the price increase implemented in February 2007.
     Operating income and operating margin decreased for the third quarter of 2008, as compared to the third quarter of 2007, primarily due to restructuring charges and related costs of $10.8 million in 2008, the revenue decrease and higher supply costs. These decreases were partially offset by lower manufacturing costs related to delivery and efficiencies, as well as continued progress on our cost reduction initiatives and lower performance-based employee compensation.
     Operating income and operating margin decreased for the first nine months of 2008, as compared to the first nine months of 2007, primarily due to the revenue decrease, $10.7 million of restructuring charges and related costs in 2008, as well as higher delivery-related costs from a postal rate increase in mid-2007 and fuel surcharges in 2008. Partially offsetting these decreases were various cost reduction initiatives, lower performance-based employee compensation and reduced employee benefit costs related to lower workers’ compensation and medical claims activity. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs.
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Revenue	$46,010	$49,846	(7.7%)	$143,638	$160,246	(10.4%)
Operating income	12,858	13,773	(6.6%)	40,969	48,169	(14.9%)
% of revenue	27.9%	27.6%	0.3 pts.	28.5%	30.1%	(1.6) pts.

     The decrease in revenue for the third quarter and first nine months of 2008, as compared to the same periods in 2007, was due to a reduction in orders stemming from the decline in check usage and advertising response rates. Additionally, revenue decreased due to a dominant internet search engine’s decision to limit our internet advertising based upon their revised advertising policies. Partially offsetting the volume decline was higher revenue per order resulting from price increases and increased sales of fraud protection services. Additionally, for the nine-month period, revenue decreased $3 million due to a weather-related backlog from the last week of 2006, which pushed revenue into 2007.
     The decrease in operating income for the third quarter of 2008, as compared to the third quarter of 2007, was primarily due to the lower order volume and restructuring and related costs of $0.8 million, partially offset by lower advertising expense, lower performance-based employee compensation and cost reduction initiatives. Operating margin increased for the third quarter of 2008, as compared to the third quarter of 2007, as the impact of reduced costs and price increases exceeded the negative impact of the volume decline.
     The decrease in operating income and operating margin for the first nine months of 2008, as compared to the first nine months of 2007, was primarily due to the lower order volume, higher delivery-related costs from a postal rate increase in mid-2007 and restructuring charges and related costs of $1.0 million. These decreases in operating income were partially offset by lower advertising expense, lower performance-based employee compensation and our cost reduction initiatives.
CASH FLOWS
     As of September 30, 2008, we held cash and cash equivalents of $18.0 million. The following table shows our cash flow activity for the nine months ended September 30, 2008 and 2007, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2008	2007	Change

Net cash provided by operating activities	$145,375	$177,742	$(32,367)
Net cash used by investing activities	(122,528)	(213,576)	91,048
Net cash (used) provided by financing activities	(25,844)	51,119	(76,963)
Effect of exchange rate change on cash	(605)	1,323	(1,928)

Net change in cash and cash equivalents	$(3,602)	$16,608	$(20,210)

     The $32.4 million decrease in cash provided by operating activities for the first nine months of 2008, as compared to the first nine months of 2007, was due to the lower earnings discussed earlier under Consolidated Results of Operations and a $19.7 million increase in 2008 in employee profit sharing and pension contributions related to our 2007 performance. These decreases were partially offset by lower income tax, contract acquisition and severance payments in 2008.
     Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2008	2007	Change

Income tax payments	$54,168	$74,121	$(19,953)
Employee profit sharing and pension contributions	35,424	15,740	19,684
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	28,700	26,700	2,000
Interest payments	26,910	26,700	210
Contract acquisition payments	7,653	12,797	(5,144)
Severance payments	5,068	8,213	(3,145)

     Net cash used by investing activities in the first nine months of 2008 was $91.0 million lower than the first nine months of 2007, due primarily to net purchases of marketable securities in 2007 following the issuance of long-term notes in May 2007. Partially offsetting this impact was a $102.5 million increase in 2008 payments for acquisitions, net of cash acquired, as well as proceeds in 2007 of $19.2 million from the sale of our industrial packaging product line.
     Net cash used by financing activities in the first nine months of 2008 was $77.0 million higher than the first nine months of 2007 due to net proceeds in 2007 from the issuance of $200.0 million of long-term notes, as well as an $18.8 million increase in share repurchases in 2008. Additionally, proceeds from issuing shares under employee plans was $12.5 million lower in 2008 due to fewer stock options being exercised. Partially offsetting these increases in cash used by financing activities were borrowings on short-term debt in 2008 to fund acquisitions and share repurchases.
     Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2008	2007	Change

Net proceeds from short-term debt	$42,540	$—	$42,540
Proceeds from sale of facility and product line	4,181	19,214	(15,033)
Proceeds from issuing shares under employee plans	2,801	15,309	(12,508)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	196,329	(196,329)
Proceeds from sales of marketable securities	—	638,805	(638,805)
     Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2008	2007	Change

Payments for acquisitions, net of cash acquired	$104,846	$2,316	$102,530
Cash dividends paid to shareholders	38,603	39,015	(412)
Purchases of capital assets	21,961	17,594	4,367
Payments for common shares repurchased	21,847	3,019	18,828
Net payments on short-term debt	—	112,660	(112,660)
Purchases of marketable securities	—	855,760	(855,760)
     We believe future cash flows provided by operating activities and our available credit capacity are sufficient to support our operations, including capital expenditures, acquisitions, required debt service and anticipated dividend payments, for the next 12 months.

CAPITAL RESOURCES
     Our total debt was $885.5 million as of September 30, 2008, an increase of $41.4 million from December 31, 2007.
Capital Structure

	September 30,	December 31,
(in thousands)	2008	2007	Change

Amounts drawn on credit facilities	$109,740	$67,200	$42,540
Current portion of long-term debt	1,896	1,754	142
Long-term debt	773,834	775,086	(1,252)

Total debt	885,470	844,040	41,430
Shareholders’ equity	64,516	41,107	23,409

Total capital	$949,986	$885,147	$64,839

     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.5 million shares remain available for purchase under this authorization. We repurchased 1.1 million shares for $21.8 million during the first nine months of 2008. We do not expect to purchase a significant amount of shares during the remainder of 2008 as we have nearly depleted our capacity for share repurchases based on limitations in the debt agreement related to our notes due in June 2015. Further information regarding changes in shareholders’ equity appears under the caption “Note 11: Shareholders’ equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Debt Structure

	September 30, 2008		December 31, 2007
		Weighted-		Weighted-
		average		Average
		interest		interest
(in thousands)	Amount	rate	Amount	rate	Change

Fixed interest rate	$773,834	5.7%	$773,646	5.7%	$188
Floating interest rate	109,740	4.4%	67,200	5.6%	42,540
Capital lease	1,896	10.4%	3,194	10.4%	(1,298)

Total debt	$885,470	5.5%	$844,040	5.7%	$41,430

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
     As necessary, we utilize our $500.0 million committed lines of credit to meet our working capital requirements. The credit agreements governing the lines of credit contain customary covenants requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as well as limits on the level of subsidiary indebtedness. We were in compliance with all debt covenants as of September 30, 2008, and we expect to remain in compliance with all debt covenants throughout the next 12 months.
     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.

     As of September 30, 2008, amounts were available for borrowing under our committed lines of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Amounts drawn on credit facilities	(109,740)
Outstanding letters of credit	(10,835)

Net available for borrowing as of September 30, 2008	$379,425

CONTRACT ACQUISITION COSTS
     Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $7.7 million for the first nine months of 2008 and $12.8 million for the first nine months of 2007. Changes in contract acquisition costs during the first nine months of 2008 and 2007 were as follows:

	Nine Months Ended September 30,
(in thousands)	2008	2007

Balance, beginning of year	$55,516	$71,721
Additions	5,553	10,310
Amortization	(19,573)	(21,764)

Balance, end of period	$41,496	$60,267

     The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments increased in the mid-2000s and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. These costs impact the timing of cash flows. An up-front cash payment is made as opposed to providing higher product discount levels throughout the term of the contract. Beginning in 2006, we sought to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract. We plan to continue this strategy. See the market risk section within Executive Overview for discussion of the recoverability of contract acquisition costs.
     Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $2.4 million as of September 30, 2008 and $2.5 million as of December 31, 2007. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $1.2 million as of September 30, 2008 and $3.4 million as of December 31, 2007.
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
     A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2007 Form 10-K. There were no significant changes in these obligations during the first nine months of 2008.
RELATED PARTY TRANSACTIONS
     We have not entered into any material related party transactions during the nine months ended September 30, 2008 or during 2007.
CRITICAL ACCOUNTING POLICIES
     A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of the 2007 Form 10-K. There were no changes in these policies during the first nine months of 2008.
     During the third quarter of 2008, we completed the annual impairment analysis of indefinite-lived intangibles and goodwill. The valuation determined that the fair value of our indefinite-lived trade names, in total, was $50.1 million, compared to a carrying value of $59.4 million. As such, we recorded non-cash asset impairment charges of $9.3 million during the quarter ended September 30, 2008. The impairment charges resulted from the effects of the economic downturn on our expected revenues and the broader effects of recent U.S. market conditions on the fair value of the assets. In determining the fair value of our trade names, we assumed a discount rate of 14.6% and royalty rates of 2% and 5%. A one percentage point increase in the discount rate would reduce the indicated fair value of the assets by $3.7 million and a one percentage point decrease in the royalty rates would reduce the indicated fair value of the assets by $17.2 million. In addition to the impairment of indefinite-lived trade names, we also recorded a $0.4 million non-cash impairment charge related to an amortizable trade name due to a change in our branding strategy.
     In completing our goodwill impairment analysis, we test the appropriateness of our reporting units’ estimated fair values by reconciling the aggregate reporting units’ fair values with our market capitalization. Our impairment analysis indicated that the aggregate fair values of our reporting units exceeded our market capitalization by $186 million. This is due to the inclusion of a 25% control premium in the reporting unit valuations. A control premium is the amount that a buyer is willing to pay over the current market price of a company in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the carrying value of goodwill and our indefinite-lived trade names, particularly with respect to our Safeguard distributor reporting unit. The calculated fair value of this reporting unit exceeded its carrying value by $1.6 million as of the measurement date. The fair values of our other reporting units exceeded their carrying values between $32 and $482 million. If market and economic conditions deteriorate further, this could increase the likelihood of future non-cash impairment charges related to our indefinite-lived trade names and/or goodwill.

NEW ACCOUNTING PRONOUNCEMENTS
     Information regarding the accounting pronouncement adopted during the first nine months of 2008 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
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
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock unit and restricted stock awards do provide a nonforfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, we will begin reporting earnings per share under the two-class method and will restate all historical earnings per share data. We do not expect the adoption of this statement to have a significant impact on reported earnings per share.
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
     We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. The material uncertainties and other factors known to us are discussed in Item 1A of the 2007 Form 10-K, as such Item may be updated in subsequent filings with the SEC, and are incorporated into this report as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.
     You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first nine months of 2008, we used our committed lines of credit to fund acquisitions, working capital and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2008, our total debt was comprised of the following:

			Weighted-
			average
	Carrying	Fair	interest
(in thousands)	amount	value(1)	rate

Long-term notes maturing December 2012	$299,203	$210,000	5.00%
Long-term notes maturing October 2014	274,631	195,250	5.13%
Long-term notes maturing June 2015	200,000	174,000	7.38%
Amounts drawn on credit facilities	109,740	109,740	4.35%
Capital lease obligation maturing in September 2009	1,896	1,896	10.41%

Total debt	$885,470	$690,886	5.51%

(1)	Based on quoted market rates as of September 30, 2008, except for our capital lease obligation which is shown at carrying value.
     Although the fair value of our long-term debt is less than its carrying amount, we do not anticipate settling our outstanding debt at its reported fair value. We do not believe that settling our long-term notes is the best use of our financial resources at this time.
     Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.6 million for the first nine months of 2008.
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
     See the market risk section under Executive Overview for further discussion of market risks.
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
     (b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in routine litigation incidental to our business, but there are no material pending legal proceedings to which we are a party or to which any of our property is subject.
Item 1A. Risk Factors.
     Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10K”). There have been no significant changes to these risk factors since we filed the 2007 Form 10-K. We have, however, identified the following additional risk factors.
     Economic conditions could result in asset impairment charges, which would adversely affect our operating results.
     The effects of an economic downturn on our expected revenues and the broader U.S. market have resulted in asset impairment charges related to trade names in our Small Business Services segment. If market and economic conditions deteriorate further, this could increase the likelihood of future non-cash impairment charges related to our indefinite-lived trade names and/or goodwill.
     Declines in the equity markets could affect the value of our postretirement benefit and pension plan assets, which could adversely affect our operating results.
     The plan assets of our postretirement benefit and pension plans are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets have seen a significant decline in value. As such, the fair values of our plan assets have decreased significantly from December 31, 2007. As our plan assets and liabilities will be re-measured at December 31, 2008, in accordance with Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the decreases in the fair values of plan assets could materially affect the funded status of the plans. This would affect the amounts reported in the consolidated balance sheet, as well as increase future postretirement benefit expense, which would impact our consolidated results of operations.
     The failure of one or more of our financial institution clients with significant contract acquisition costs and/or accounts receivable could adversely affect our operating results.
     Contract acquisition costs, which are essentially pre-paid product discounts, are sometimes utilized in our Financial Services segment when signing or renewing contracts with our financial institution clients. These amounts are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. In certain situations, the contract may require a financial institution to reimburse us for the unamortized contract acquisition cost if it terminates its contract with us prior to the end of the contract term. Our contract acquisition costs are comprised of amounts paid to individual financial institutions, many of which would not have a significant impact on our consolidated financial statements if they were deemed unrecoverable. However, the inability to recover amounts paid to one or more of our larger financial institution clients, or the inability to collect accounts receivable from these financial institution clients, could have a significant negative impact on our consolidated results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table shows purchases of our own equity securities, based on trade date, which we completed during the third quarter of 2008.
Issuer Purchases of Equity Securities

				Maximum
				number (or
				approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units)
			purchased as part	that may yet be
	Total number of	Average price	of publicly	purchased under
	shares (or units)	paid per share	announced plans	the plans or
Period	purchased	(or unit)	or programs	programs

July 1, 2008 — July 31, 2008	—	$—	—	6,958,200

August 1, 2008 — August 31, 2008	474,300	16.66	474,300	6,483,900

September 1, 2008 — September 30, 2008	—	—	—	6,483,900

Total	474,300	$16.66	474,300	6,483,900

     In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 6.5 million shares remain available for purchase under this authorization.
     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2008, we withheld 2,010 shares in conjunction with the vesting and exercise of equity-based awards.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit		Method of
Number	Description	Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

Exhibit		Method of
Number	Description	Filing

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

2.2	Agreement and Plan of Merger, dated as of June 18, 2008, by and among us, Deluxe Business Operations, Inc., Helix Merger Corp. and Hostopia.com Inc. (excluding schedules which we agree to furnish to the Commission upon request) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on June 23, 2008)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*

4.1	Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)	*

4.2	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)	*

4.3	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.4	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.5	Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

Exhibit		Method of
Number	Description	Filing

4.7	Registration Rights Agreement, dated May 14, 2007, by and between us and J.P. Morgan Securities Inc., as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement related to the 7.375% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.8	Specimen of 7.375% Senior Notes due 2015 (included in Exhibit 4.6)	*

12.1	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: October 29, 2008	/s/ Lee J. Schram
Lee J. Schram
Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2008	/s/ Richard S. Greene
Richard S. Greene
Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2008	/s/ Terry D. Peterson
Terry D. Peterson
Vice President, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002