Form 10-K
period 2008-12-31
DELUXE CORP
filed 2009-02-20
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant is $911,459,391 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on June 30, 2008. The number of outstanding shares of the registrant’s common stock as of February 12, 2009, was 51,174,015.
Documents Incorporated by Reference:
1.	Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

DELUXE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I
Item 1. Business.
     Deluxe Corporation was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988 our company was named Deluxe Check Printers, Incorporated. Our principal corporate offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966. Our main telephone number is (651) 483-7111.
COMPANY OVERVIEW
     Through our industry-leading businesses and brands, we help small businesses and financial institutions better operate, protect and grow their businesses. We use direct marketing, a North American sales force, financial institution referrals, independent distributors and the internet to provide our customers a wide range of customized products and services: personalized printed items (checks, forms, business cards, stationery, greeting cards and labels), promotional products and merchandising materials, web hosting and other web services, fraud prevention and marketing services, financial institution customer loyalty and retention programs and business networking services. We also sell personalized checks, accessories, stored value gift cards and other services directly to consumers.
BUSINESS SEGMENTS
     Our business segments include Small Business Services, Financial Services and Direct Checks. These businesses are generally organized by type of customer and reflect the way we manage the company. Additional information concerning our segments appears under the caption “Note 17: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
Small Business Services
     Small Business Services operates under various brands including Deluxe, NEBS®, Safeguard®, McBee®, RapidForms®, Stephen.Fossler®, and from our recent acquisitions, Johnson Group, Hostopia®, PartnerUp® and Logo MojoTM. This is our largest segment in terms of revenue and operating income, and we are concentrating on profitably growing this segment. Small Business Services strives to be a leading supplier to small businesses by providing personalized products and services that help them operate, protect and grow their businesses. This segment sells business checks, printed forms, promotional products, web services, marketing materials and related services and products to more than six million small business customers in the United States, Canada and Europe. Of these customers, nearly four million have ordered our products or services in the last 24 months. Printed forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. We also produce computer forms compatible with accounting software packages commonly used by small businesses. Our stationery, letterhead, envelopes and business cards are produced in a variety of formats and ink colors. Recent acquisitions have added custom, full-color, digital and web-to-print capabilities, as well as logo design, web hosting and other web services, and business networking services.
     The majority of Small Business Services products are distributed through more than one channel. Our primary channels are direct mail, in which promotional advertising is delivered by mail to small businesses, financial institution referrals and internet marketing. These efforts are supplemented by the account development efforts of an outbound telemarketing group. We also sell through websites, a network of independent local dealers and Safeguard® distributors. Customer service for initial order support, product reorders and routine service is provided by a network of call center representatives located throughout the United States and Canada.
     Our focus within Small Business Services is to grow revenue and increase operating margin by continuing to implement the following strategies:
•	Acquire new customers by leveraging customer referrals that we receive from our financial institution clients and from other marketing initiatives such as e-commerce and direct mail;

•	Increase our share of the amount small businesses spend on the products and services in our portfolio;

•	Expand in higher growth areas such as full color, web-to-print, imaging and business services, including payroll, fraud protection, web hosting and other web services, business networking and logo design; and

•	Continue to optimize our cost and expense structure.

     We are continuing to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of printed products, but also a provider of higher-growth business services. These key enablers include continuing to improve our e-commerce capabilities, implementing an integrated platform for our various brands, improving our customer analytics, focusing on key customer segments and improving our merchandising. We have refreshed our existing product offerings and have already improved some of our newer service offerings, which we believe creates a more valuable suite of products and services. We have acquired companies which allow us to expand our custom, full color, digital and web-to-print offerings, as well as web hosting and other web services, logo design and business networking services. We expect to drive growth as we obtain a greater portion of our revenue from higher growth annuity-based business services. In August 2008, we acquired Hostopia.com Inc. (Hostopia), a provider of web services that enable small businesses to establish and maintain an internet presence. Hostopia also provides email marketing, fax-to-email, mobility synchronization and other services. It provides a unified, scaleable, web-enabled platform that better positions us to obtain orders for a wider variety of products, including checks, forms, business cards and full-color, digital and web-to-print offerings, as well as imaging and other printed products. Hostopia operates primarily in the United States and Canada. Also during 2008, we acquired the assets of PartnerUp, Inc. (PartnerUp), Logo Design Mojo, Inc. (Logo Mojo) and Yoffi Digital Press (Yoffi). PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with resources and contacts to build their businesses. Logo Mojo is a Canadian-based online logo design firm and Yoffi is a commercial digital printer specializing in custom marketing material.
     During 2008, we introduced the www.ShopDeluxe.com website, our new customer facing e-commerce platform. This website, along with our www.Deluxe.com website, will serve as a platform for improved e-commerce capability. We intend to consolidate our Deluxe Marketing Store website into ShopDeluxe.com to further improve the customer experience, and we have identified opportunities to expand sales to our existing customers and acquire new customers. Also important to our growth are the small business customer referrals we receive from our Deluxe Business Advantage® program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us serve customer segments more deeply, such as contractors, professional services providers and banks and credit unions.
     As in our other two business segments, we continue our efforts within Small Business Services to simplify processes, eliminate complexity and lower costs. During 2008, we closed one customer call center located in Flagstaff, Arizona, and we expect to close our Thorofare, New Jersey customer call center in the first half of 2009.
Financial Services
     Financial Services sells personal and business checks, check-related products and services, customer loyalty, retention and fraud monitoring and protection services, and stored value gift cards to financial institutions. As part of our check programs, we also offer enhanced services such as customized reporting, file management and expedited account conversion support. Our relationships with financial institutions are generally formalized through supply contracts which usually range in duration from three to five years. We serve approximately 6,500 financial institutions in the United States. Consumers and small businesses typically submit their check order to their financial institution, which then forwards the order to us. We process the order and ship it directly to the consumer or small business. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed or cause-related designs we offer, including Disney®, Warner Brothers®, Garfield®, Harley-Davidson®, NASCAR®, PGA TOUR, Thomas Kinkade®, Susan G. Komen Breast Cancer Foundation and National Arbor Day Foundation®. Our strategies within Financial Services are as follows:
•	Continue to maintain core check revenue streams and acquire new clients;

•	Provide services and products that differentiate us from the competition and make us a more relevant business partner to our financial institution clients by helping them grow core deposits; and

•	Continue to simplify our business model and optimize our cost and expense structure.

     We proactively extended several check contracts during 2008 and will continue our focus on acquiring new clients during 2009. We are also leveraging our loyalty, retention, market intelligence and fraud monitoring and protection offers, as well as our Deluxe Business Advantage program. The Deluxe Business Advantage program is designed to maximize financial institution business check programs by offering the products and services of our Small Business Services segment to small businesses through a number of service level options. The revenue from these additional products and services is reflected in our Small Business Services segment.
     In our efforts to expand beyond check-related products, we have introduced several services and products that focus on customer loyalty and retention, as well as fraud monitoring and protection. Following are some examples:
•	Deluxe ID TheftBlock® — a set of fraud monitoring and recovery services that provides assistance to consumers in detecting and recovering from identity theft.

•	Welcome HomeSM Tool Kit — a start-to-finish package for financial institution branch offices that captures best practices for securing lasting loyalty among customers by focusing on the first 90 days of the relationship.

•	Deluxe CallingSM — an outbound calling program aimed at helping financial institutions generate new organic revenue growth and reduce attrition.
     We expect providing products and services that differentiate us from the competition will help offset the decline in check usage and the pricing pressures we are experiencing in our check programs. As such, we are also focused on accelerating the pace at which we introduce new products and services. In addition to these value-added services, we continue to offer our Knowledge ExchangeTM Series for financial institution clients through which we host knowledge exchange expos, conduct web seminars and host special industry conference calls. We also offer specialized publications. Through this program, financial institutions gain knowledge and exposure to thought leaders in areas that most impact their core strategies: client loyalty, small business and retail client strategy, cost management, customer experience and brand enhancement. Our Collaborative initiative, a key component of the Knowledge Exchange Series, enlists a team of leading financial institution executives who meet with us over a one year timeframe to develop and test specific and focused solutions on behalf of the financial services industry. These findings and new strategies or services are then disseminated for the benefit of all our clients. Our 2007 Small Business Collaborative initiative grew out of our Knowledge Exchange Series and explored and identified innovative ways for financial institution clients to improve relationships with small businesses. During 2008, our Collaborative focused on creating customer loyalty through human interaction, a simple yet powerful brand building strategy for financial institutions.
Direct Checks
     Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We estimate the direct-to-consumer personal check printing portion of the payments industry accounts for approximately 14% of all personal checks sold in the United States.
     We use a variety of direct marketing techniques to acquire new customers, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites, which include: www.checksunlimited.com, www.designerchecks.com and www.checks.com. Our direct-to-consumer focus has resulted in a total customer base of approximately 44.5 million customers, the most in the direct-to-consumer checks marketplace.
     Direct Checks competes primarily on price and design. Pricing in the direct-to-consumer channel is generally lower than prices charged to consumers in the financial institution channel. We also compete on design by seeking to offer the most attractive selection of images with high consumer appeal, many of which are acquired or licensed from well-known artists and organizations such as Disney, Warner Brothers, Harley Davidson and Thomas Kinkade.
     Our strategies within Direct Checks are as follows:
•	Optimize cash flow;

•	Maximize the lifetime value of customers by selling new features, accessories and products; and

•	Continue to lower our cost and expense structure.

     We intend to optimize the cash flow generated by this segment by continuing to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment. We will continue to actively market our products and services through targeted advertising and will focus a greater portion of our investment in the e-commerce channel. Additionally, we continue to explore avenues to increase sales to existing customers. For example, we have had success with the EZShieldTM product, a check protection service that provides reimbursement to consumers for forged signatures or endorsements and altered checks.
PRODUCTS AND SERVICES
     Revenue, by product, as a percentage of consolidated revenue for the last three years was as follows:

	2008	2007(1)	2006(1)

Checks	65.4%	65.8%	64.3%
Other printed products, including forms	22.5%	23.6%	22.6%
Accessories and promotional products	7.4%	7.4%	7.6%
Packaging supplies, services and other	4.7%	3.2%	5.5%

Total revenue	100.0%	100.0%	100.0%

(1)	During the fourth quarter of 2008, our Russell & Miller retail packaging and signage business met the criteria to be classified as discontinued operations in our consolidated financial statements. As such, our results for prior years reflect the reclassification of the results of this business to discontinued operations.
     We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. We provide check printing and related services to approximately 6,500 financial institution clients, as well as personalized checks, related accessories and other services (including fraud prevention, web hosting, payroll and logo design) directly to millions of small businesses and consumers. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represent 49.4%, 49.8% and 47.0% of Small Business Services total revenue in 2008, 2007 and 2006, respectively.
     We are a leading provider of printed forms to small businesses, having provided products to more than six million customers over the past five years. Printed forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. We produce computer forms compatible with accounting software packages commonly used by small businesses. Our stationery, letterhead, envelopes and business cards are produced in a variety of formats and ink colors. These items are designed to provide small business owners with the customized documents necessary to efficiently manage their business. We also provide promotional printed items and digital printing services designed to fulfill selling and marketing needs of the small businesses we serve. We have expanded our business services offerings, which include check protection, web design and hosting, payroll, logo design and business networking services.
MANUFACTURING
     We continue to focus on improving the customer experience by providing excellent service and quality, reducing costs and increasing productivity. We accomplish this by embedding lean operating principles in all processes, emphasizing a culture of continuous improvement. Under this approach, employees work together to produce products, rather than working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, the results are improved productivity and lower costs. During 2007, we demonstrated our commitment to innovative solutions by implementing a new flat check delivery package to mitigate the effect on our customers of a postal rate increase. We expect to have the flat package process fully automated by the end of 2009. We continue to see the benefit of operational efficiencies in our results. The expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of production facilities while still meeting client requirements. During 2009, we plan to close five manufacturing facilities located in Mississauga, Ontario in Canada, North Wales, Pennsylvania, Thorofare, New Jersey, Greensboro, North Carolina and Colorado Springs, Colorado. We closed one small printing facility located in East Dubuque,

Illinois at the end of 2008. During 2006, we closed our Los Angeles, California and Athens, Ohio printing facilities. Aside from our plant consolidations, we continue to seek other innovations to further increase efficiencies and reduce costs. In 2009, this will include expanding our use of digital printing processes.
     In manufacturing, we have a shared services approach which allows our three business segments to leverage shared manufacturing facilities to optimize capacity utilization, enhance operational excellence and foster a culture of continuous improvement. We continue to reduce costs by utilizing our assets and printing technologies more efficiently and by enabling employees to better leverage their capabilities and talents.
INDUSTRY OVERVIEW
Checks
     According to a Federal Reserve study released in December 2007, approximately 33 billion checks are written annually. This includes checks which are converted to automated clearing house (ACH) payments. Checks remain the largest single non-cash payment method in the United States, accounting for approximately 35% of all non-cash payment transactions. This is a reduction from the Federal Reserve Study released in December 2004 when checks accounted for approximately 45% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately four percent per year between 2003 and 2006. According to our estimates, the use of small business checks is declining at a rate of four to six percent per year, although the decline was greater in 2008, we believe, due to the economic recession. The total transaction volume of all electronic payment methods exceeds check payments, and we expect that to continue. We believe check usage tends to be fairly resilient to downturns in the economy. However, recent turmoil in the financial services industry has had a negative impact on our check volumes as some banks have experienced higher than normal customer attrition. Further, we believe fewer small business start-ups and an increased number of failures negatively impacted our check volumes in 2008, although the 2008 data is not yet available.
Small Business Customers
     The Small Business Administration’s Office of Advocacy defines a small business as an independent business having fewer than 500 employees. In 2007, the most recent period for which information is available, it was estimated that there were approximately 27 million small businesses in the United States. This represented approximately 99.7% of all employers. According to the same survey, small businesses employ approximately half of all private sector employees and generated over 60% to 80% of net new jobs created each year over the last decade.
     The small business market is impacted by general economic conditions and the rate of small business formations. The index of small business optimism published by the National Federation of Independent Business in December 2008 was at a near-record low. According to estimates of the Small Business Administration’s Office of Advocacy, new small business formations were down slightly in 2007, the most recent period for which information is available, as compared to 2006. The economy had a negative impact on our 2008 results, primarily in Small Business Services, and we expect the economic recession to continue impacting our results throughout 2009.
     We seek to serve the needs of the small business customer. We design, produce and distribute business checks, forms, envelopes, retail packaging and related products. We also offer business services such as web design and hosting, payroll and logo design, all of which are offered to help our small business customers operate, protect and grow their businesses. The Formtrac 2008 report from the Print Services Distribution Association, the most recent data available, indicates that the business check and forms portion of the markets serviced by Small Business Services declined at a rate of four to six percent in 2007. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications and electronic transaction systems have been designed to replace pre-printed business forms products.

Financial Institution Clients
     Checks are most commonly ordered through financial institutions. We estimate approximately 86% of all consumer checks are ordered in this manner. Financial institutions include banks, credit unions and other financial services companies. Several developments related to financial institutions have affected the check printing portion of the payments industry:
•	Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. This has put significant pricing pressure on check printers in the past several years.

•	Turmoil in the financial services industry, including bank failures and consolidations, has negatively impacted order volumes.

•	When financial institutions consolidate through mergers and acquisitions, often the newly combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with one of the financial institutions, but also to gain the business of the other party in the merger/acquisition.

•	Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, the length of our contracts with financial institutions range from three to five years. However, contracts are sometimes renegotiated or bought out mid-term due to a consolidation of financial institutions.

•	Banks, especially larger ones, may request pre-paid product discounts made in the form of cash incentives payable at the beginning of a contract. These contract acquisition payments negatively impact check producers’ cash flows in the short-term.

•	In most situations, contracts require a contract termination payment if a financial institution cancels its contract.
     The recent turmoil in the financial services industry has led to increases in bank failures and consolidations. To the extent any financial institution failures and consolidations impact large portions of our customer base, this could have a significant impact on our financial institution check programs.
Consumer Direct Mail Response Rates
     Direct Checks and portions of Small Business Services have been impacted by reduced consumer response rates to direct mail advertisements. Our own experience indicates that the decline in our customer response rates is attributable to the decline in check usage and a general decline in direct marketing response rates. We continuously evaluate our marketing techniques in order to utilize the most effective and affordable advertising media.
Competition
     The small business forms and supplies industry and the business services and business networking industries are all highly fragmented with many small local suppliers and large national retailers. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution clients, reasonable prices, high quality and dependable service.
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
     In business services, the competitive factors include the breadth, quality and ease of use of web and other services, professional and technical support service, price, established brand and responsiveness of customer support.

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
     In the financial institution check printing business there are two large primary providers, one of which is Deluxe. The principal factors on which we compete are product and service breadth, price, quality and check merchandising program management. From time to time, some of our check printing competitors have reduced the prices of their products during the selection process in an attempt to gain greater volume. The corresponding pricing pressure placed on us has resulted in reduced profit margins and some shifts of business. Continuing pricing pressure will likely result in additional margin compression. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution have been a practice within the industry since the late 1990’s. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated significantly in recent years. These up-front payments negatively impact check printers’ cash flows in the short-term and may result in additional pricing pressure when the financial institution also negotiates greater product discount levels throughout the term of the contract. Beginning in 2006, we sought to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract.
Seasonality
     General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products and services experience weak economic conditions that negatively impact revenue. We experience seasonal trends in selling some of our products. For example, holiday card sales and stored value gift cards typically are stronger in the fourth quarter of the year, and sales of tax forms are stronger in the first quarter of the year.
Raw Materials and Supplies
     The principal raw materials used in producing our main products are paper, plastics, ink, cartons and printing plate material, which we purchase from various sources. We also purchase some stock business forms produced by third parties. We believe that we will be able to obtain an adequate supply of materials from current or alternative suppliers.
Governmental Regulation
     We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act and other federal regulation and state law on the same subject. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers’ nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended. This could have the effect of limiting business opportunities.
     Congress and many states have passed and are considering additional laws or regulations that, among other things, restrict the use, purchase, sale or sharing of nonpublic personal information about consumers and business customers. Laws and regulations may be adopted in the future with respect to the internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and increase the cost of obtaining new customers. We do not expect that changes to these laws and regulations will have a significant impact on our business in 2009.
Intellectual Property
     We rely on a combination of trademark and copyright laws, trade secret and patent protection and confidentiality and license agreements to protect our trademarks, software and other intellectual property. These protective measures afford only limited protection. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products or services which do not infringe on our intellectual property rights. In addition, check designs exclusively licensed from third parties account for a portion of our revenue. These license agreements generally average three years in duration. There can be no guarantee that such licenses will be available to us indefinitely or under terms that would allow us to continue to sell the licensed products profitably.
EMPLOYEES
     As of December 31, 2008, we employed 6,591 employees in the United States and 581 employees in Canada. None of our employees are represented by labor unions, and we consider our employee relations to be good.
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
     A printed copy of this report may be obtained without charge by calling 651-787-1068, by sending a written request to the attention of Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235, or by sending an email request to investorrelations@deluxe.com.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
     Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

			Executive
Name	Age	Present Position	Officer Since
Anthony Scarfone	47	Senior Vice President, General Counsel and Secretary	2000
Terry Peterson	44	Vice President, Investor Relations and Chief Accounting Officer	2005
Richard Greene	44	Senior Vice President, Chief Financial Officer	2006
Lynn Koldenhoven	42	Vice President, Sales and Marketing Direct-to-Consumer	2006
Lee Schram	47	Chief Executive Officer	2006
Pete Godich	44	Vice President, Fulfillment	2008
Julie Loosbrock	49	Senior Vice President, Human Resources	2008
Malcolm McRoberts	44	Senior Vice President, Chief Information Officer	2008
Tom Morefield	46	Senior Vice President, Financial Services Segment Leader	2008
Laura Radewald	48	Vice President, Brand, Experience and Media Relations	2008

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
     Lynn Koldenhoven was named vice president, sales and marketing direct-to-consumer in October 2006. Prior to this, Ms. Koldenhoven held a variety of positions within Direct Checks, including: interim vice president from February 2006 to October 2006, executive director of marketing from March 2004 to January 2006 and director of core marketing from July 2003 to March 2004.
     Lee Schram joined us as chief executive officer in May 2006. From March 2003 to April 2006, Mr. Schram served as senior vice president of the Retail Solutions Division of NCR Corporation (NCR), a leading global technology company.
     Pete Godich was named vice president, fulfillment in May 2008. From December 2006 to May 2008, Mr. Godich was vice president of marketing and sales operations. From April 2006 to December 2006, Mr. Godich was vice president of supply chain. Prior to this, Mr. Godich served as vice president, customer care from March 2003 to April 2006.
     Julie Loosbrock was named senior vice president, human resources in September 2008. Prior to this, Ms. Loosbrock held several leadership positions within human resources, most recently serving as vice president, human resources - strategic business partners from September 2003 to September 2008.
     Malcolm McRoberts joined us as senior vice president, chief information officer in May 2008. Prior to this, Mr. McRoberts held a variety of leadership positions at NCR, including vice president of operations for the retail, hospitality and self-service division from August 2004 to May 2008 and vice president of operations, enterprise re-engineering from April 2001 to August 2004. NCR is a leading global technology company.
     Tom Morefield was named senior vice president, financial services segment leader in September 2008. Prior to this, Mr. Morefield served as vice president, sales and customer channels from November 2006 to September 2008, vice president, sales and sales support from March 2004 to November 2006 and national director of sales, community market within our Financial Services segment from October 2002 to March 2004.
     Laura Radewald was named vice president, brand, experience and media relations in September 2008. Ms. Radewald joined us in October 2007 and served as vice president, enterprise brand until September 2008. From November 2005 to September 2007, Ms. Radewald operated her own marketing consulting practice. From November 2001 to November 2005, she served as vice president of marketing for Myriad Development, Inc., a software company that provides underwriting automation and intelligence solutions to the property and casualty, government and mortgage markets.
Item 1A. Risk Factors.
     Our business, consolidated results of operations, financial condition and cash flows could be adversely affected by various risks and uncertainties. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business, results of operations, financial condition and cash flows. You should carefully consider all of these risks before making an investment in our common stock.

     Weak economic conditions within the United States and globally could continue to have an adverse effect on our operating results and could result in additional impairment charges.
     For most of 2008, financial markets globally have experienced disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that, among other concerns, include severely restricted credit. Largely as a result of these disruptions in financial markets, most analysts believe the global economy has entered a potentially prolonged recession. These economic developments may adversely affect businesses like ours in a number of ways, such as:
•	The rate of small business formations, small business confidence, consumer spending and employment levels, as well as energy costs, all have an impact on our businesses. Below average small business optimism and a decline in small business formations negatively impacted our results of operations in Small Business Services in 2008, and we expect this trend to continue, and possibly worsen, through 2009. Consumer spending and employment levels also trended negatively during 2008, resulting in some negative impact in our personal check businesses. A prolonged downturn in general economic conditions could result in additional declines in our revenue and profitability.

•	The failure of one or more of our larger financial institution clients, or large portions of our customer base, could adversely affect our operating results. In addition to the possibility of losing a significant contract, the inability to recover contract acquisition costs paid to one or more of our larger financial institution clients, or the inability to collect accounts receivable or contractually required contract termination payments from these financial institution clients, could have a significant negative impact on our consolidated results of operations.

•	There may be an increase in financial institution mergers and acquisitions during this period of economic uncertainty. Such an increase could adversely affect our operating results. Often the newly combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with one of the financial institutions, but also to gain the business of the other party in the merger/acquisition. Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, the length of our contracts with financial institutions ranges from three to five years. However, contracts are sometimes renegotiated or bought out mid-term due to a consolidation of financial institutions.

•	The effects of the recent economic downturn on our expected operating results and the broader U.S. market resulted in a significant reduction in our share price and led to asset impairment charges in 2008 related to trade names in our Small Business Services segment. Both before and after December 31, 2008, our common stock traded at prices lower than the December 31, 2008 closing stock price of $14.96. If such a decline in our stock price occurs in the future for a sustained period, it may be indicative of a further decline in our fair value and would likely require us to record an impairment charge for a portion of the $40.2 million of goodwill allocated to one of our reporting units. Accordingly, we believe that a non-cash goodwill impairment charge related to this reporting unit and/or further impairment charges related to our indefinite-lived trade name are reasonably possible in the future. This reporting unit had a calculated fair value which exceeded its carrying value by $2.7 million as of December 31, 2008 and our indefinite-lived trade name had a carrying value of $24.0 million as of December 31, 2008. The credit agreement governing our committed line of credit requires us to maintain a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Significant impairment charges in the future could impact our ability to comply with this debt covenant, in which case, our lenders could demand immediate repayment of amounts outstanding under our line of credit. Although we would have remained in compliance with this debt covenant even if our reported pre-tax earnings for 2008 had been $52 million lower than we reported, we cannot provide definitive assurance regarding our continued compliance with this debt covenant.
     The severity and length of the present disruptions in the financial markets and recession in the global economy are unknown. There can be no assurance that there will not be a further deterioration in financial markets and in general business conditions.
     Our ability to reduce costs is critical to our success.
     The intense competition we face compels us to continually improve our operating efficiency in order to maintain or improve profitability. We intend to continue to reduce expenses, primarily within our shared services functions of fulfillment, information technology, real estate, finance, human resources and legal. We also expect to continue to simplify our business processes and reduce our cost and expense structure. These initiatives have required and will continue to require up-front expenditures related to items such as redesigning and streamlining processes, consolidating information technology platforms, standardizing technology applications and improving real estate utilization. We can provide no assurance that we will achieve our anticipated cost reductions or that we will do so without incurring unexpected or greater than anticipated expenditures. Moreover, we may find that we are unable to achieve our business simplification and cost reduction goals without disruption to our business and, as a result, may choose to delay or forego certain cost reductions as business conditions require. Failure to meet our planned cost reduction targets would adversely affect our results of operations and could adversely affect our prospects if we are unable to remain competitive.
     We may not be successful at implementing our growth strategies within Small Business Services.
     We continue to execute strategies intended to drive sustained growth within Small Business Services. We are continuing to invest in several key enablers to achieve our strategies, including continuing to improve our e-commerce capabilities, implementing an integrated platform for our various brands, improving our customer analytics, focusing on key customer segments and improving our merchandising. We expect to drive growth as we obtain a greater portion of our revenue from higher growth annuity-based business services, including web hosting and other web services, business networking and payroll. All of these initiatives have required and will continue to require investment. Small Business Services revenue decreased in 2008, as compared to 2007, as the impact of economic conditions more than offset any favorability resulting from our growth strategies. We can provide no assurance that our growth strategies will be successful in the long-term and result in a positive return on our investment. Also, negative impacts resulting from the other risk factors described herein may offset or more than offset the benefit realized from our growth strategies.
     We face intense competition in all areas of our business.
     Although we are one of the leading check printers in the United States, we face considerable competition. In addition to competition from alternative payment methods, we also face intense competition from another check printer in our traditional financial institution sales channel, from direct mail sellers of personal checks, from sellers of business checks and forms, from check printing software vendors and from internet-based sellers of checks to individuals and small businesses. Additionally, low price, high volume office supply chain stores offer standardized business forms, checks and related products to small businesses. We also face intense competition with our business services offerings. We can provide no assurance that we will be able to compete effectively against current and future competitors. Continued competition could result in additional price reductions, reduced profit margins, loss of customers and an increase in up-front cash payments to financial institutions upon contract execution or renewal, which would have a material adverse effect on our results of operations and cash flows.
     Small Business Services’ standardized business forms and related products face technological obsolescence and changing customer preferences.
     Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers and related printers, small businesses now have an alternate means to print many business forms. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to replace pre-printed business forms products. If small business preferences change rapidly and we are unable to develop new products and services with comparable profit margins, our results of operations could be adversely affected.
     The check printing portion of the payments industry is mature and, if check usage declines faster than expected, it could have a material adverse impact on our operating results.
     Check printing is, and is expected to continue to be, an essential part of our business, representing 65.4% of our consolidated revenue in 2008. We sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, the total number of checks written in the United States has been in decline since the mid-1990s. According to our estimates, the total number of checks written by individuals and small businesses is declining approximately four to six percent each year, although the declines were greater in 2008, we believe, due to the economic recession and instability in the financial services industry. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit and electronic and other bill paying services. However, the rate and the extent to which alternative payment methods will achieve acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods, or our inability to successfully offset the decline in check usage with other sources of revenue, could have a material adverse effect on our business, results of operations and prospects.
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
     Our Direct Checks segment and portions of our Small Business Services segment have experienced declines in response rates related to direct mail promotional materials. We believe that media response rates are declining across a wide variety of products and services. Additionally, we believe that our declines are attributable to the general decline in check usage and the gradual obsolescence of standardized forms products. In an attempt to offset these impacts, we continue to modify our marketing and sales efforts and have recently shifted a greater portion of our advertising investment to the internet. Competitive pressure may inhibit our ability to reflect increased costs in the prices of our products and new marketing strategies may not be successful. We can provide no assurance that we will be able to offset the decline in response rates, even with additional marketing and sales efforts.
     The inability to secure adequate advertising placements could have an adverse impact on our operating results.
     The profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates. We can provide no assurance regarding the future cost, effectiveness and/or availability of suitable advertising media. In addition, future legislation could affect our ability to advertise via direct mail. Congress enacted a federal “Do Not Call” registry in response to consumer backlash against telemarketers and is contemplating enacting “anti-spam” legislation in response to consumer complaints about unsolicited e-mail advertisements. If anti-spam legislation is enacted and/or if similar legislation is enacted for direct mail advertisers, we may be unable to sustain our current levels of profitability. In addition, many Direct Checks customers access our websites through internet search engines. During 2008, our results of operations were adversely affected by a dominant search engine’s decision to limit our internet advertising based upon its revised advertising policies. As we analyze our overall advertising strategy, we may have to resort to more costly resources to replace this internet traffic, which would adversely affect our results of operations.
     We face uncertainty with respect to recent and future acquisitions.
     During 2008, we acquired Hostopia.com Inc., PartnerUp, Inc., and Logo Design Mojo, Inc. with the intention of increasing sales of higher-growth annuity-based business services. The integration of any acquisition involves numerous risks, including: difficulties in assimilating operations and products; diversion of management’s attention from other business concerns; potential loss of key employees; potential exposure to unknown liabilities; and possible loss of our clients and customers or the clients and customers of the acquired businesses. One or more of these factors could impact our ability to successfully integrate an acquisition and could negatively affect our results of operations.
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

     Declines in the equity markets could affect the value of our postretirement benefit and pension plan assets, which could adversely affect our operating results and cash flows.
     The assets of our postretirement benefit and pension plans are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets saw a significant decline in value. As such, the fair values of our plan assets decreased significantly from December 31, 2007. This materially affected the funded status of the plans and will result in higher postretirement benefit expense in 2009. Although our obligation is limited to funding benefits as they become payable, continued declines in the fair value of these assets would result in further expense increases, as well as the need to contribute increased amounts of cash to fund benefits payable under the plans.
     The cost and availability of materials, delivery services and energy could adversely affect our operating results.
     We are subject to risks associated with the cost and availability of paper, plastics, ink, other raw materials, delivery services and energy. Postal rates increased in 2007 and 2008 and fuel costs have fluctuated over the past several years. Additionally, there are relatively few paper suppliers. As such, when our suppliers increase paper prices, as they have indicated will be the case in 2009, we may not be able to obtain better pricing from alternative suppliers. Competitive pressures and/or contractual arrangements may inhibit our ability to reflect increased costs in the price of our products.
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
     From time to time, we make predictions or forecasts regarding our future results, including, but not limited to, forecasts regarding estimated revenue, earnings per share or cash provided by operating activities. Any forecast regarding our future performance reflects various assumptions which are subject to significant uncertainties and, as a matter of course, may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors which are beyond our control. As a result, we cannot assure you that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, and are encouraged to use the entire mix of historical and forward-looking information made available by us, and other information affecting us and our products and services, including the factors discussed here.
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
     We rely on various security procedures and systems to ensure the secure storage and transmission of data. Computer networks and the internet are, by nature, vulnerable to unauthorized access. We cannot provide assurance that misuse of new technologies or advances in criminal capabilities will not compromise or breach our security procedures and systems resulting in unauthorized access and/or use of customer data, including consumers’ nonpublic personal information. A security breach could damage our reputation, deter clients and consumers from ordering our products and services, lead to the termination of client contracts and result in claims against us. If we are unsuccessful in defending a lawsuit regarding security breaches, we may be forced to pay damages which could have an adverse effect on our operating results. Additionally, general publicity regarding security breaches at other companies could lead to the perception among the general public that e-commerce is not secure. This could decrease traffic to our websites and foreclose future business opportunities.

     We may be unable to maintain our licenses to use third party intellectual property on favorable terms.
     Check designs exclusively licensed from third parties account for a portion of our revenue. These license agreements generally average three years in duration. There can be no guarantee that such licenses will be available to us indefinitely or under terms that would allow us to continue to sell the licensed products profitably, which would adversely impact our results of operations.
     Interruptions to our website operations or information technology systems could damage our reputation and harm our business.
     The satisfactory performance, reliability and availability of our information technology systems are critical to our reputation and our ability to attract and retain customers. We could experience temporary interruptions in our websites, transaction processing systems, network infrastructure, printing production facilities or customer service operations for a variety of reasons, including human error, software errors, power loss, telecommunications failures, fire, flood, extreme weather and other events beyond our control. In addition, our technology, infrastructure and processes may contain undetected errors or design faults which may cause our websites or operating systems to fail. The failure of our systems could adversely affect our business, results of operations and prospects.
     We may be unable to protect our rights in intellectual property.
     We rely on a combination of trademark and copyright laws, trade secret and patent protection, and confidentiality and license agreements to protect our trademarks, software and other intellectual property. These protective measures afford only limited protection. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products and services which do not infringe on our intellectual property rights. We may be required to spend significant resources to protect our trade secrets and to monitor and police our intellectual property rights. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.
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
     We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act and other federal regulation and state law on the same subject. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers’ nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended. This could have the effect of limiting business opportunities.
     We are unable to predict whether more restrictive legislation or regulation will be adopted in the future. Any future legislation or regulation, or the interpretation of existing legislation or regulation, could have a negative impact on our business, results of operations and prospects. Laws and regulations may be adopted in the future with respect to the internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and increase the cost of obtaining new customers.

     We may be subject to sales and other taxes which could have an adverse effect on our business.
     In accordance with existing state and local tax laws, we currently collect sales, use or other similar taxes in state and local jurisdictions where we have a physical presence. One or more state or local jurisdiction may seek to impose sales tax collection obligations on out-of-state companies which engage in remote or online commerce. Further, tax law and the interpretation of constitutional limitations thereon is subject to change. In addition, any new operations in states where we do not currently have a physical presence could subject shipments of goods by our direct-to-consumer businesses into such states to sales tax under current or future laws. If one or more state or local jurisdiction successfully asserts that we should have collected sales or other taxes in the past but did not, or that we must collect sales or other taxes in the future beyond our current practices, either determination could have a material, adverse affect on our business.
     We may be subject to environmental risks.
     Our printing facilities are subject to many federal and state regulations designed to protect the environment. We have sold former printing facilities to third parties, and in some instances, have agreed to indemnify the buyer of the facility for certain environmental liabilities. Unforeseen conditions at these facilities could result in additional liability and expense beyond our insurance coverage.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our principal executive office is an owned property located in Shoreview, Minnesota. Aside from small sales offices, we occupy 32 facilities throughout the United States and six facilities in Canada where we conduct printing and fulfillment, call center and administrative functions. These facilities are either owned or leased and have a combined floor space of approximately 2.9 million square feet. We believe that our properties are sufficiently maintained and are adequate and suitable for our business needs as presently conducted.
Item 3. Legal Proceedings.
     In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we record provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. Recorded liabilities were not material to our financial position, results of operations and liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is traded on the New York Stock Exchange under the symbol DLX. Dividends are declared by our board of directors on a current basis and therefore, may be subject to change in the future, although we currently have no plans to change our $0.25 per share quarterly dividend amount. As of December 31, 2008, the number of shareholders of record was 8,053. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange, as well as the quarterly dividend amount for each period.

		Stock price
	Dividend	High	Low	Close

2008
Quarter 4	$0.25	$15.70	$7.52	$14.96
Quarter 3	0.25	19.59	12.01	14.39
Quarter 2	0.25	24.51	17.66	17.82
Quarter 1	0.25	33.20	18.72	19.21
2007
Quarter 4	$0.25	$40.86	$28.93	$32.89
Quarter 3	0.25	42.49	28.56	36.84
Quarter 2	0.25	44.95	33.38	40.61
Quarter 1	0.25	33.95	25.13	33.53
     In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 6.5 million shares remain available for purchase under this authorization. We did not repurchase any shares during the fourth quarter of 2008.
     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the fourth quarter of 2008, we withheld 13,253 shares in conjunction with the vesting and exercise of equity-based awards.
     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict us from paying cash dividends at our current rate.

     The table below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P 400 MidCap Index and the Dow Jones Support Services (DJUSIS) Index.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100*
December 2008

*	The graph assumes that $100 was invested on December 31, 2003 in each of Deluxe common stock, the S&P 400 MidCap Index and the DJUSIS Index, and that all dividends were reinvested.

Item 6. Selected Financial Data.
     The following table shows certain selected financial data for the five years ended December 31, 2008. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of this report and our consolidated financial statements appearing in Item 8 of this report. During the fourth quarter of 2008, our Russell & Miller retail packaging and signage business met the criteria to be classified as discontinued operations in our consolidated financial statements. As such, our results for prior years reflect the reclassification of the results of this business to discontinued operations.

(dollars and orders in thousands, except per share and per
order amounts)	2008	2007	2006	2005	2004

Statement of Income Data:
Revenue(1)	$1,468,662	$1,588,885	$1,619,337	$1,694,246	$1,555,916
As a percentage of revenue:
Gross profit	61.4%	63.8%	62.9%	64.9%	66.0%
Selling, general and administrative expense	45.7%	46.8%	47.6%	47.0%	43.4%
Operating income	14.2%	17.0%	12.3%	18.0%	22.3%
Operating income	$209,234	$269,904	$198,544	$304,328	$347,492
Income from continuing operations	105,872	145,117	100,838	157,943	198,985
Per share — basic	2.08	2.82	1.98	3.12	3.97
Per share — diluted	2.05	2.79	1.96	3.10	3.94
Cash dividends per share	1.00	1.00	1.30	1.60	1.48

Balance Sheet Data:
Cash and cash equivalents	$15,590	$21,615	$11,599	$6,867	$15,492
Return on average assets	8.4%	11.6%	7.5%	10.8%	19.2%
Total assets	$1,218,985	$1,210,755	$1,267,132	$1,425,875	$1,499,079
Long-term obligations(2)	775,336	776,840	903,121	954,164	980,207
Total debt	853,336	844,040	1,015,781	1,166,510	1,244,207

Statement of Cash Flows Data:
Net cash provided by operating activities of continuing operations	$198,487	$245,075	$238,895	$178,591	$308,148
Net cash used by investing activities of continuing operations	(135,773)	(10,929)	(32,884)	(55,834)	(670,805)
Net cash (used) provided by financing activities of continuing operations	(67,681)	(224,890)	(204,587)	(147,816)	369,963
Purchases of capital assets	(31,865)	(32,286)	(41,012)	(55,570)	(43,785)
Payments for acquisitions, net of cash acquired	(104,879)	(2,316)	(16,521)	(2,888)	(624,859)
Payments for common shares repurchased	(21,847)	(11,288)	—	—	(26,637)

Other Data (continuing operations):
Orders(3)	62,823	64,753	64,670	65,070	76,213
Revenue per order(3)	$23.38	$24.54	$25.04	$26.04	$20.42
Number of employees	7,172	7,910	8,728	8,617	8,852
Number of printing/fulfillment facilities	21	22	23	20	19
Number of call center facilities	14	14	17	18	18

(1)	Our results of operations were impacted by the acquisition of New England Business Service, Inc. (NEBS) on June 25, 2004. NEBS contributed revenue of $671.2 million in 2005 and $363.2 million in 2004. We are not able to quantify NEBS revenue for 2006 through 2008 or its contribution to operating income because of its integration with our other businesses.

(2)	Long-term obligations include both the current and long-term portions of our long-term debt obligations, including capital leases.

(3)	Orders is our company-wide measure of volume. When portions of a customer order are on back-order, one customer order may be fulfilled via multiple shipments. Generally, an order is counted when the last item ordered is shipped to the customer. Orders and revenue per order in 2008 were impacted by the acquisition of Hostopia.com Inc. (Hostopia) in August 2008 because each monthly customer billing for service fees is considered to be an order. Hostopia orders in 2008, post-acquisition, were 1,500 and revenue per order was $8.36.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
     Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.9% of our consolidated revenue for 2008. This segment has sold business checks, printed forms, promotional products, web services, marketing materials and related services and products to more than six million small businesses and home offices in the past five years through direct response marketing, financial institution referrals, independent distributors, the internet and sales representatives. Of the more than six million customers we have served in the past five years, nearly four million have ordered our products or services in the last 24 months. Our Financial Services segment generated 29.3% of our consolidated revenue for 2008. This segment sells personal and business checks, check-related products and services, customer loyalty, retention and fraud monitoring and protection services, and stored value gift cards to approximately 6,500 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 12.8% of our consolidated revenue for 2008. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and Europe.
     Our business was negatively impacted in 2008 by the effects of a severe downturn in the economy and by the continued turmoil in the financial services sector. We have experienced a reduction in demand for many of our products in Small Business Services, and check orders from several of our financial institutions have been lower due to uncertainty related to government bailouts and consolidations. At the same time, we have accelerated many of our cost reduction actions and have identified new opportunities to improve our operating cost structure. In addition, we have continued to invest in our transformation with acquisitions that bring higher growth business service offerings into our portfolio. We are focused on capitalizing on these transformational opportunities available to us in this difficult environment and believe that we will be better positioned to deliver increasingly better margins once the economy begins to recover.
     Our net income for 2008, as compared to 2007, benefited from the following:
•	Various management initiatives to reduce our cost structure, primarily within sales and marketing, information technology and manufacturing;

•	A significant reduction in employee-related costs, primarily performance-based employee compensation; and

•	Higher revenue per order in Direct Checks, primarily from price increases and increased sales of fraud protection services.
     These benefits were more than offset by the following:
•	Lower volume driven by unfavorable economic conditions, primarily affecting Small Business Services, and the continuing decline in check usage and advertising response rates, as well as non-recurring financial institution conversion activity in 2007;

•	Restructuring charges and related costs in 2008 resulting from our cost reduction initiatives;

•	Impairment charges in 2008 related to Small Business Services trade names and discontinued operations;

•	Increased manufacturing costs, including higher delivery-related costs due to mid-2007 and 2008 postal rate increases and fuel surcharges in 2008, as well as higher materials costs due to an unfavorable product mix; and

•	Lower revenue per order in Financial Services, despite a price increase in October 2008, due to this segment’s competitive pricing environment.

Our Strategies
     Small Business Services — Our focus within Small Business Services is to grow revenue and increase operating margin by continuing to implement the following strategies:
•	Acquire new customers by leveraging customer referrals that we receive from our financial institution clients and from other marketing initiatives such as e-commerce and direct mail;

•	Increase our share of the amount small businesses spend on the products and services in our portfolio;

•	Expand in higher growth areas such as full color, web-to-print, imaging and business services, including payroll, fraud protection, web hosting and other web services, business networking and logo design; and

•	Continue to optimize our cost and expense structure.
     We are continuing to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of printed products, but also a provider of higher-growth business services. These key enablers include continuing to improve our e-commerce capabilities, implementing an integrated platform for our various brands, improving our customer analytics, focusing on key customer segments and improving our merchandising. We have refreshed our existing product offerings and have already improved some of our newer service offerings, which we believe creates a more valuable suite of products and services. We have acquired companies which allow us to expand our custom, full color, digital and web-to-print offerings, as well as web hosting and other web services, logo design and business networking services. We expect to drive growth as we obtain a greater portion of our revenue from higher growth annuity-based business services.
     In August 2008, we completed the acquisition of Hostopia.com Inc. (Hostopia) in a cash transaction for $99.4 million, net of cash acquired. Hostopia is a provider of web services that enable small businesses to establish and maintain an internet presence. Hostopia’s revenue for its fiscal year ended March 31, 2008 was $27.8 million, an increase of 24% from its previous year amount. Hostopia also provides email marketing, fax-to-email, mobility synchronization and other services. It provides a unified, scaleable, web-enabled platform that better positions us to obtain orders for a wider variety of products, including checks, forms, business cards and full-color, digital and web-to-print offerings, as well as imaging and other printed products. Hostopia operates primarily in the United States and Canada. Also during 2008, we acquired the assets of PartnerUp, Inc. (PartnerUp), Logo Design Mojo, Inc. (Logo Mojo) and Yoffi Digital Press (Yoffi) for an aggregate cash amount of $5.5 million. PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with resources and contacts to build their businesses. Logo Mojo is a Canadian-based online logo design firm and Yoffi is a commercial digital printer specializing in custom marketing material.
     During 2008, we introduced the www.ShopDeluxe.com website, our new customer facing e-commerce platform. This website, along with our www.Deluxe.com website, will serve as a platform for improved e-commerce capability. We intend to consolidate our Deluxe Marketing Store website into ShopDeluxe.com to further improve the customer experience, and we have identified opportunities to expand sales to our existing customers and acquire new customers. Also important to our growth are the small business customer referrals we receive from our Deluxe Business Advantage® program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us serve customer segments more deeply, such as contractors, professional services providers and banks and credit unions.
     Financial Services — Our strategies within Financial Services are as follows:
•	Continue to maintain core check revenue streams and acquire new clients;

•	Provide services and products that differentiate us from the competition and make us a more relevant business partner to our financial institution clients by helping them grow core deposits; and

•	Continue to simplify our business model and optimize our cost and expense structure.
     We proactively extended several check contracts during 2008 and will continue our focus on acquiring new clients during 2009. We are also leveraging our loyalty, retention, market intelligence and fraud monitoring and protection offers, as well as our Deluxe Business Advantage program. The Deluxe Business Advantage program is designed to maximize financial institution business check programs by offering the products and services of our Small Business Services segment to small businesses through a number of service level options. The revenue from these additional products and services is reflected in our Small Business Services segment.
     In our efforts to expand beyond check-related products, we have introduced several services and products that focus on customer loyalty and retention, as well as fraud monitoring and protection. Following are some examples:
•	Deluxe ID TheftBlock® — a set of fraud monitoring and recovery services that provides assistance to consumers in detecting and recovering from identity theft.

•	Welcome HomeSM Tool Kit — a start-to-finish package for financial institution branch offices that captures best practices for securing lasting loyalty among customers by focusing on the first 90 days of the relationship.

•	Deluxe CallingSM — an outbound calling program aimed at helping financial institutions generate new organic revenue growth and reduce attrition.
     We expect providing products and services that differentiate us from the competition will help offset the decline in check usage and the pricing pressures we are experiencing in our check programs. As such, we are also focused on accelerating the pace at which we introduce new products and services. In addition to these value-added services, we continue to offer our Knowledge ExchangeTM Series, a suite of resources and events for our financial institution clients focused on the customer experience.
     Direct Checks — Our strategies within Direct Checks are as follows:
•	Optimize cash flow;

•	Maximize the lifetime value of customers by selling new features, accessories and products; and

•	Continue to lower our cost and expense structure.
     We intend to optimize the cash flow generated by this segment by continuing to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment. We will continue to actively market our products and services through targeted advertising and will focus a greater portion of our investment in the e-commerce channel. Additionally, we continue to explore avenues to increase sales to existing customers. For example, we have had success with the EZShieldTM product, a check protection service that provides reimbursement to consumers for forged signatures or endorsements and altered checks.
Cost Reduction Initiatives
     We are pursuing aggressive cost reduction and business simplification initiatives, including: reducing shared services infrastructure costs; streamlining our call center and fulfillment activities; eliminating system and work stream redundancies; and strengthening our ability to quickly develop new products and services and bring them to market. We believe significant cost reduction opportunities exist in the reduction of stock keeping units (SKUs), the standardization of products and services and improvements in sourcing third-party goods and services. In addition, we closed one customer call center during the third quarter of 2008 and one printing facility in December 2008, and we plan to close five additional printing facilities and one customer call center in 2009. These and other actions since 2006 collectively are expected to reduce our annual cost structure by at least $300 million, net of required investments, by the end of 2010. The baseline for these anticipated savings is the annual diluted earnings per share guidance for 2006 of $1.41 to $1.51, which we provided in our press release on July 27, 2006 regarding second quarter 2006 results. We expect all three of our business segments to benefit from cost reductions. We estimate that approximately 40% of the $300 million target will come from reorganizing our sales and marketing functions and that another 30% of the target will come from our shared services infrastructure organizations of information technology, real estate, finance, human resources and legal. We expect information technology will provide the greatest percentage of these savings through lowering data center costs, improving mainframe and server utilization and reducing the cost of networking and voice communications. We also estimate that approximately 30% of the $300 million target will come from fulfillment, including manufacturing and supply chain. Overall, approximately one-third of the savings are expected to affect cost of goods sold, with the remaining two-thirds impacting selling, general and administrative (SG&A) expense.
     Through December 31, 2008, we estimate that we have realized approximately $155 million of our $300 million target. We anticipate that we will realize an additional $90 million in 2009 and the remaining $55 million in 2010.

Outlook for 2009
     We anticipate that consolidated revenue from continuing operations will be between $1.3 billion and $1.4 billion for 2009, as compared to $1.47 billion for 2008. We expect that current economic conditions will continue to adversely affect volumes in Small Business Services and drive a mid-single to low-double digit decline in revenue despite modest contributions from our e-commerce initiatives and revenue from the Hostopia and PartnerUp acquisitions. In Financial Services, we expect an acceleration of check order declines to approximately six to seven percent given the turmoil in the financial services industry. We expect the related revenue pressure to be partially offset by a price increase implemented in the fourth quarter of 2008, as well as a modest contribution from our loyalty, retention, monitoring and protection offers. We expect the revenue decline in Direct Checks to be in the double digits, driven by the decline in check usage and the weak economy which is negatively impacting our ability to sell additional products. The upper end of our outlook assumes the current economic trends do not improve throughout the year and that we benefit only a modest amount from our revenue growth initiatives. The lower end of our outlook assumes a further deterioration in the economy throughout the year.
     We expect that 2009 diluted earnings per share will be between $1.91 and $2.31, which includes an estimated $0.04 per share for restructuring activities, compared to $1.97 for 2008. We expect that continued progress with our cost reduction initiatives, as well as the impact of restructuring and asset impairment charges in 2008, will be partially offset by the revenue decline, as well as an estimated $20 million increase in performance-based employee compensation, an estimated $12 million increase in material and delivery costs and an estimated $12 million increase in employee and retiree medical expenses. Our outlook also reflects a wage freeze in 2009 which avoids an $8 million increase in our expense structure. We estimate that our annual effective tax rate for 2009 will be approximately 35%, compared to 33.9% in 2008.
     We anticipate that net cash provided by operating activities of continuing operations will be between $175 million and $200 million in 2009, compared to $198 million in 2008. We anticipate that lower performance-based compensation payments in 2009, as well as working capital improvements, will be partially offset by increased restructuring-related payments. We estimate that capital spending will be approximately $40 million in 2009 as we plan to expand our use of digital printing technology and invest in manufacturing productivity and revenue growth initiatives.
     We funded our acquisitions in 2008 through cash and borrowings on our credit facilities. Additionally, we repurchased $21.8 million of common stock in 2008. Even with these actions, we believe that we continue to have reasonable access to capital in order to fund operations and execute our strategies in 2009. With no long-term debt maturities until 2012, we are focused on a disciplined approach to capital deployment that balances the need to continue investing in initiatives to drive revenue growth, including small acquisitions, with our focus on reducing debt. Although we have periodically repurchased shares in the recent past, our focus in 2009 will be to further reduce our debt. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by our board of directors on a quarterly basis and thus, are subject to change.
BUSINESS CHALLENGES/MARKET RISKS
Market for checks and business forms
     The market for our two largest products, checks and business forms, is very competitive. These products are mature and their use has been declining. According to our estimates, the total number of checks written in the United States has been in decline as a result of alternative payment methods, including credit cards, debit cards, automated teller machines and electronic payment systems. According to a Federal Reserve study released in December 2007, approximately 33 billion checks are written annually. This includes checks which are converted to automated clearing house (ACH) payments. The check remains the largest single non-cash payment method in the United States, accounting for approximately 35% of all non-cash payment transactions. This is a reduction from the Federal Reserve study released in December 2004 when checks accounted for approximately 45% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately four percent per year between 2003 and 2006. According to our estimates, the use of business checks is declining at a rate of approximately four to six percent per year, although the decline, we believe, was greater in 2008 due to the economic recession and instability in the financial services industry. The total transaction volume of all electronic payment methods exceeds check payments, and we expect that to continue. In addition to the decline in check usage, the use of business forms is also under pressure. Continued technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications and electronic transaction systems have been designed to replace pre-printed business form products.

Financial institution clients
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
     Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if any of the following were to occur:
•	We could lose a significant contract, which would have a negative impact on our results of operations.

•	We may be unable to recover the value of any related unamortized contract acquisition cost and/or accounts receivable. Contract acquisition costs, which are treated as pre-paid product discounts, are sometimes utilized in our Financial Services segment when signing or renewing contracts with our financial institution clients and totaled $37.7 million as of December 31, 2008. These amounts are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. In most situations, the contract requires a financial institution to reimburse us for the unamortized contract acquisition cost if it terminates its contract with us prior to the end of the contract term. Our contract acquisition costs are comprised of amounts paid to individual financial institutions, many of which are smaller and would not have a significant impact on our consolidated financial statements if they were deemed unrecoverable. However, the inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

•	If one or more of our financial institution clients is taken over by a financial institution that is not one of our clients, we could lose significant business. In the case of a cancelled contract, we may be entitled to collect a contract termination payment. However, if a financial institution fails, we may be unable to collect that termination payment. We have no indication at this time that any significant contract terminations are expected.

•	If one or more of our larger clients were to consolidate with a financial institution that is not one of our clients, our results of operations could be positively impacted if we retain the client, as well as obtain the additional business from the other party in the consolidation.

•	If two of our financial institution clients consolidate, the increase in general negotiating leverage possessed by the consolidated entities sometimes results in new contracts which are not as favorable to us as those historically negotiated with the clients individually.

•	We could generate non-recurring conversion revenue. Conversions are driven by the need to replace obsolete checks after one financial institution merges with or acquires another. However, we presently do not have specific information that indicates that we should expect to generate significant income from conversions.
Consumer response rates to direct mail advertisements
     Direct Checks and portions of Small Business Services have been impacted by reduced consumer response rates to direct mail advertisements. Our own experience indicates that direct-to-consumer media response rates are declining across a wide variety of products and services. Additionally, our consumer response rates are declining further due to the decline in check usage and the gradual obsolescence of standardized forms products.
Economic conditions
     General economic conditions negatively impacted our 2008 results of operations, primarily in Small Business Services. The rate of small business formations and small business confidence impact Small Business Services. The index of small business optimism published by the National Federation of Independent Business in December 2008 was at a near-record low. According to estimates of the Small Business Administration’s Office of Advocacy, new small business formations were down slightly in 2007, the most recent date for which information is available, as compared to 2006. Consumer spending and employment levels also have some impact on our personal check businesses. Both measures trended negatively during 2008, and we did experience some negative impact in our personal check businesses. We expect that general economic conditions will continue to have a negative impact on our 2009 results of operations. A prolonged downturn in general economic conditions could result in additional declines in our revenue and profitability.
     The effects of the recent economic downturn on our expected operating results and the broader U.S. market resulted in a significant reduction in our share price and led to asset impairment charges in 2008 related to trade names in our Small Business Services segment. Both before and after December 31, 2008, our common stock traded at prices lower than the December 31, 2008 closing stock price of $14.96. If such a decline in our stock price occurs in the future for a sustained period, it may be indicative of a further decline in our fair value and would likely require us to record an impairment charge for a portion of the $40.2 million of goodwill allocated to one of our reporting units. Accordingly, we believe that a non-cash goodwill impairment charge related to this reporting unit and/or further impairment charges related to our indefinite-lived trade name are reasonably possible in the future. This reporting unit had a calculated fair value which exceeded its carrying value by $2.7 million as of December 31, 2008. The calculated fair values of our other reporting units exceeded their carrying values by amounts between $26 million and $391 million. Our indefinite-lived trade name had a carrying value of $24.0 million as of December 31, 2008. The credit agreement governing our committed line of credit requires us to maintain a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Significant impairment charges in the future could impact our ability to comply with this debt covenant, in which case, our lenders could demand immediate repayment of amounts outstanding under our line of credit. We would have remained in compliance with this debt covenant even if our reported pre-tax earnings for 2008 had been $52 million lower than we reported. For further information regarding the impairment analyses completed during 2008, see the goodwill and indefinite-lived assets discussion under Application of Critical Accounting Policies.
Postretirement and pension plans
     The plan assets of our postretirement benefit and pension plans are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets saw a significant decline in value. As such, the fair values of our plan assets decreased significantly during the year. Our plan assets and liabilities were re-measured at December 31, 2008, in accordance with Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The unfunded status of our plans increased by $30.0 million from December 31, 2007, due in large part to the decrease in the fair values of plan assets. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008. It also contributes to an expected increase in postretirement benefit expense of approximately $8 million in 2009. If the equity and bond markets continue to decline, the funded status of our plans could continue to be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plans, although our obligation is limited to funding benefits as they become payable.
Deferred compensation plan
     We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on phantom investments elected by plan participants, which are similar to the investments available in our defined contribution pension plan. As such, our liability for this plan fluctuates with market conditions. During 2008, we reduced our deferred compensation liability by $1.5 million due to losses on the underlying investments elected by plan participants. The carrying value of this liability, which was $3.9 million as of December 31, 2008, may change significantly in future periods if volatility in the equity markets continues.

CONSOLIDATED RESULTS OF OPERATIONS
     During the fourth quarter of 2008, our Russell & Miller retail packaging and signage business met the criteria to be classified as discontinued operations in our consolidated financial statements. As such, our results for prior years reflect the reclassification of the results of this business to discontinued operations, and the discussion that follows pertains only to our continuing operations.
Consolidated Revenue

				Change
				2008 vs.	2007 vs.
(in thousands, except per order amounts)	2008	2007	2006	2007	2006

Revenue	$1,468,662	$1,588,885	$1,619,337	(7.6%)	(1.9%)

Orders	62,823	64,753	64,670	(3.0%)	0.1%
Revenue per order	$23.38	$24.54	$25.04	(4.7%)	(2.0%)
     The decrease in revenue for 2008, as compared to 2007, was due to unfavorable economic conditions, primarily affecting Small Business Services, as well as lower volume for Direct Checks due to the overall decline in check usage and advertising response rates, lower order volume for Financial Services due to the decline in check usage and non-recurring client conversion activity in 2007, and lower revenue per order for Financial Services. Conversion activity is driven by the need to replace obsolete checks after one financial institution merges with or acquires another. Revenue in 2007 benefited from higher non-recurring Canadian check sales due to the introduction of a new check format required by the Canadian Payments Association. Partially offsetting these revenue decreases was revenue of $13.4 million from the Small Business Services acquisitions completed in 2008, as discussed under Executive Overview, higher revenue per order for Direct Checks due to price increases and increased sales of fraud protection services, as well as the benefit of Financial Services price increases in February 2007 and October 2008. Sales of fraud protection services also increased within Small Business Services.
     The number of orders decreased for 2008, as compared to 2007, due to the volume declines for Direct Checks and Financial Services discussed earlier, as well as the unfavorable economic conditions primarily affecting Small Business Services. Partially offsetting these volume decreases was the Small Business Services acquisitions completed in 2008. The decline in orders, excluding the acquisitions, was 5.3% for 2008, as compared to 2007. Revenue per order decreased for 2008, as compared to 2007, primarily due to continued pricing pressure within Financial Services, partially offset by the benefit of Direct Checks and Financial Services price increases. Also impacting revenue per order were the Small Business Services acquisitions completed in 2008. The acquisitions reduced revenue per order by 1.5 percentage points for 2008 primarily because Hostopia’s revenue per order is lower as each monthly billing generated for service fees is considered to be an order.
     The decrease in revenue for 2007, as compared to 2006, was primarily due to a $48 million decrease resulting from the sale of our industrial packaging product line in January 2007, as well as a decline in volume for our Direct Checks segment and lower revenue per order due to lower pricing in our Financial Services segment. Lower volume for Direct Checks was primarily due to the overall decline in check usage, as well as lower customer retention and lower direct mail consumer response rates. Small Business Services also experienced a slight revenue decrease in the last half of the year related to general economic conditions. Partially offsetting these decreases were revenues of approximately $18 million generated by the Johnson Group, which we acquired in the fourth quarter of 2006, and higher revenue per order for Direct Checks due to the introduction of new products and services, including the EZShield product discussed earlier under Executive Overview. Additionally, Financial Services volume increased due to client gains and financial institution conversion activity, and revenue in Canada increased due to a favorable exchange rate impact of approximately $4 million, plus increased check orders triggered by a new check format mandated by the Canadian Payments Association.
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
     Supplemental information regarding revenue by product is as follows:

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Checks	$960,837	$1,045,008	$1,041,523	(8.1%)	0.3%
Other printed products, including forms	328,990	374,138	366,691	(12.1%)	2.0%
Accessories and promotional products	109,773	118,181	122,635	(7.1%)	(3.6%)
Packaging supplies, services and other	69,062	51,558	88,488	34.0%	(41.7%)

Total revenue	$1,468,662	$1,588,885	$1,619,337	(7.6%)	(1.9%)

     The percentage of total revenue derived from the sale of checks was 65.4% in 2008, as compared to 65.8% in 2007 and 64.3% in 2006. Small Business Services contributed non-check revenue of $430.6 million in 2008, $462.5 million in 2007 and $502.8 million in 2006, from the sale of forms, envelopes, holiday cards, labels, business cards, stationery and other promotional products. Small Business Services’ non-check revenue for 2008, as compared to 2007, benefited from revenue of $13.4 million from the Small Business Services acquisitions completed in 2008. This impact was more than offset by lower demand for our products caused by a weak economy. The decrease in Small Business Services non-check revenue for 2007, as compared to 2006, was primarily due to the sale of our industrial packaging product line in January 2007.
Consolidated Gross Margin

				Change
				2008 vs.		2007 vs.
(in thousands)	2008	2007	2006	2007		2006

Gross profit	$902,149	$1,014,281	$1,019,357	(11.1%)		(0.5%)
Gross margin	61.4%	63.8%	62.9%	(2.4	) pt.	0.9	pt.
     Gross margin decreased for 2008, as compared to 2007, due primarily to a $16.1 million increase in restructuring charges and other costs related to our cost reduction initiatives. Further information regarding our restructuring costs can be found under Restructuring Costs. The restructuring charges and other related costs lowered our gross margin for 2008 by 1.1 percentage points. Additionally, higher delivery-related costs from mid-2007 and 2008 postal rate increases and fuel surcharges in 2008, higher materials costs due to an unfavorable product mix, as well as competitive pricing in Financial Services negatively affected gross margin. These decreases were partially offset by price increases for Direct Checks and Financial Services, as well as manufacturing efficiencies and other benefits resulting from our cost reduction initiatives.
     Gross margin increased for 2007, as compared to 2006, due to manufacturing efficiencies, including the closing of two Small Business Services manufacturing facilities in mid-2006, as well as lower material costs in 2007 related to a higher mix of check products in Small Business Services. Additionally, we benefited from increased Financial Services order volume in 2007 and a $2.3 million decrease in restructuring costs in 2007. Further information regarding our restructuring costs can be found under Restructuring Costs. Partially offsetting these gross margin increases was lower Financial Services revenue per order, a postal rate increase in mid-2007 and costs associated with the implementation of new check packaging intended to mitigate the effects of the postal rate increase.
Consolidated Selling, General & Administrative Expense

				Change
				2008 vs.		2007 vs.
(in thousands)	2008	2007	2006	2007		2006

SG&A expense	$670,991	$743,449	$770,218	(9.7%)		(3.5%)
SG&A expense as a percentage of revenue	45.7%	46.8%	47.6%	(1.1	) pt.	(0.8	) pt.

     The decrease in SG&A expense for 2008, as compared to 2007, was primarily due to various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology, a reduction of approximately $24 million in performance-based employee compensation and lower employee benefit costs related to reduced workers’ compensation and medical claims activity. These decreases in SG&A expense were partially offset by investments to drive revenue growth opportunities, including marketing costs within Small Business Services and information technology investments.
     The decrease in SG&A expense for 2007, as compared to 2006, was due to various cost reduction initiatives within our shared services organizations, lower amortization expense and project costs of approximately $9 million related to a software project we wrote-off in the second quarter of 2006, and investments made in 2006 related to implementing our Small Business Services growth strategies. We also benefited from lower amortization of acquisition-related intangible assets within Small Business Services of $4.4 million, as certain of these assets are amortized using accelerated methods. Partially offsetting these SG&A decreases was an increase in expense for performance-based employee compensation based on our 2007 operating performance of approximately $24 million, a gain in 2006 of $11.0 million from the termination of an underperforming outsourced payroll services contract and higher referral commissions for Small Business Services resulting from growth in our Deluxe Business Advantage financial institution referral program.
Restructuring Charges

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Restructuring charges	$13,400	$4,701	$10,479	$8,699	$(5,778)
     We recorded restructuring charges related to the cost reduction initiatives discussed under Executive Overview. The charges for all periods included severance benefits and other direct costs of our initiatives, including equipment moves, training and travel. In 2008, restructuring charges also included the acceleration of employee share-based compensation awards. Additional restructuring charges of $14.9 million in 2008 and $1.9 million in 2006 were included within cost of goods sold in our consolidated statements of income. Net restructuring reversals of $0.4 million were included within cost of goods sold in the 2007 consolidated statement of income. Further information can be found under Restructuring Costs.
Asset Impairment Charges

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Asset impairment charges	$9,942	$—	$44,698	$9,942	$(44,698)
     We completed the annual impairment analysis of goodwill and indefinite-lived assets during the third quarter of 2008. As a result of this analysis, we recorded non-cash asset impairment charges of $9.3 million related to the two indefinite-lived trade names in our Small Business Services segment due to the impact of the economic downturn on our expected operating results and the broader effects of recent U.S. market conditions on the fair value of the assets. We completed an additional impairment analysis as of December 31, 2008, based on the continuing impact of the economic downturn on our expected operating results. As a result, we recorded an additional asset impairment charge of $0.3 million related to the NEBS® trade name during the fourth quarter of 2008, bringing the carrying value of this asset to $25.8 million as of December 31, 2008. The impairment analysis completed as of December 31, 2008, indicated no additional impairment of our other indefinite-lived trade name, the Safeguard® trade name, which had a carrying value of $24.0 million as of December 31, 2008. Because of the further deterioration in our expected operating results, we determined that the NEBS trade name no longer has an indefinite life, and thus, will be amortized over its estimated economic life of 20 years on the straight-line basis beginning in 2009. The analysis indicated no impairment of goodwill. In addition to the impairment of indefinite-lived trade names, we also recorded an impairment charge of $0.4 million during the third quarter of 2008 related to an amortizable trade name. This impairment resulted from a change in our branding strategy. See Business Challenges/Market Risks for further discussion of asset impairments.

     In June 2006, we determined that a software project intended to replace major portions of our existing order capture, billing and pricing systems would not meet our future business requirements in a cost-effective manner. Therefore, we made the decision to abandon the project. Accordingly, we wrote down the carrying value of the related internal-use software to zero during the second quarter of 2006. This resulted in a non-cash asset impairment charge of $44.7 million, of which $26.4 million was allocated to the Financial Services segment and $18.3 million was allocated to the Small Business Services segment.
Net Gain on Sale of Facilities and Product Line

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Net gain on sale of facilities and product line	$1,418	$3,773	$4,582	$(2,355)	$(809)
     During 2008, we completed the sale of our Flagstaff, Arizona customer call center facility, which was closed during the third quarter of 2008, for $4.2 million. We realized a pre-tax gain of $1.4 million.
     During 2007, we completed the sale of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on our earnings per share because of an offsetting income tax effect.
     During 2006, we completed the sale of three Financial Services facilities which were closed in 2004, realizing a pre-tax gain totaling $5.5 million. During 2006, we also recorded a loss of $0.9 million when we completed the sale of a Small Business Services facility which was closed prior to the acquisition of New England Business Service, Inc. (NEBS) in June 2004.
Interest Expense

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Interest expense	$50,421	$55,294	$56,661	(8.8%)	(2.4%)
Weighted-average debt outstanding	859,833	994,597	1,103,082	(13.5%)	(9.8%)
Weighted-average interest rate	5.42%	5.02%	4.59%	0.40 pt.	0.43 pt.
     The decrease in interest expense for 2008, as compared to 2007, was due to our lower average debt level in 2008, partially offset by a slightly higher weighted-average interest rate. Interest expense decreased in 2007, as compared to 2006, for the same reasons.
Other Income

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Other income	$1,363	$5,405	$905	$(4,042)	$4,500
     The decrease in other income for 2008, as compared to 2007, was primarily due to interest earned in 2007 on investments in marketable securities which were purchased using the proceeds from $200.0 million of notes we issued in May 2007. These investments were sold in October 2007 to repay long-term debt. The increase in other income for 2007, as compared to 2006, was primarily due to the interest earned on the marketable securities we purchased during 2007.

Income Tax Provision

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Income tax provision	$54,304	$74,898	$41,950	(27.5%)	78.5%
Effective tax rate	33.9%	34.0%	29.4%	(0.1) pt.	4.6 pt.
     Our effective tax rate for 2008 was comparable to 2007. Favorable discrete adjustments in 2008 lowered our effective tax rate 2.0 percentage points. The discrete adjustments related primarily to receivables for amendments to prior year tax returns of $2.4 million and the settlement of $1.2 million due to us under a tax sharing agreement related to the spin-off of our eFunds business in 2000, partially offset by accruals for unrecognized tax benefits. Our 2007 effective tax rate included favorable discrete adjustments which lowered our effective tax rate 0.8 points. The discrete adjustments related to receivables for amendments to prior year tax returns of $3.0 million, partially offset by the write-off of non-deductible goodwill related to the sale of our industrial packaging product line. Partially offsetting the favorable impact of discrete adjustments in 2008, as compared to 2007, was the impact of restructuring costs and asset impairment charges in 2008 and interest earned on tax-exempt investments in 2007. We expect that our annual effective tax rate for 2009 will be approximately 35%, up slightly due to higher state taxes and the negative impact on our manufacturing deduction of restructuring costs to be paid in 2009.
     The increase in our effective tax rate for 2007, as compared to 2006, was largely due to a $5.0 million reduction in our 2006 income tax provision for the true-up of certain deferred income tax balances. As this item was not material to our current or prior periods, we recorded a one-time, discrete benefit to our provision for income taxes for 2006. In addition, our state income tax rate was higher in 2007, and the lower pre-tax income in 2006 resulted in our permanent differences having a larger positive impact on the 2006 effective tax rate. Also, the write-off of non-deductible goodwill related to the sale of our industrial packaging product line in 2007 unfavorably impacted our 2007 effective tax rate. Partially offsetting these increases in our effective tax rate in 2007, as compared to 2006, was the impact of positive adjustments in 2007 related to receivables for amendments to prior year tax returns of $3.0 million.
RESTRUCTURING COSTS
     During 2008, we recorded net restructuring charges of $28.3 million. Of this amount, $24.0 million related to accruals for employee severance, while the remainder included other expenses related to our restructuring activities, including the write-off of spare parts, the acceleration of employee share-based compensation expense, equipment moves, training and travel. Our restructuring accruals for severance benefits related to the closing of six manufacturing facilities and two customer call centers, as well as employee reductions within our business unit support and corporate shared services functions, primarily sales, marketing and fulfillment. These actions were the result of the continuous review of our cost structure in response to the impact a weakened U.S. economy continues to have on our business, as well as our previously announced cost reduction initiatives. Further information regarding our cost reduction initiatives can be found under Executive Overview.
     The restructuring accruals included severance benefits for 1,399 employees. One of the customer call centers was closed during the third quarter of 2008 and one of the manufacturing facilities was closed in December 2008. Three of the manufacturing facilities and the remaining call center are expected to close in the first half 2009, while the remaining two manufacturing facilities are expected to close in the second half of 2009. The majority of the employee reductions are expected to be completed by the end of 2009. As such, we expect most of the related severance payments to be fully paid by the first half of 2010, utilizing cash from operations.
     The severance charges, net of reversals, were reflected as restructuring charges within cost of goods sold of $11.4 million and restructuring charges within operating expenses of $12.6 million in the 2008 consolidated statement of income. The other costs related to our restructuring activities were expensed as incurred. We recorded a $3.0 million write-off of the carrying value of spare parts used on our offset printing presses. During a review of our cost structure, we made the decision to expand our use of the digital printing process. As such, a portion of the spare parts kept on hand for use on our offset printing presses was written down to zero, as these parts have no future use or market value. The spare parts were included in other non-current assets in our consolidated balance sheet and the write-down was included in restructuring charges within cost of goods sold in our 2008 consolidated statement of income. The other restructuring costs were reflected as restructuring charges within cost of goods sold of $0.5 million and restructuring charges within operating expenses of $0.8 million in the 2008 consolidated statement of income. In addition to the amounts reflected in the restructuring charges captions in the 2008 consolidated statement of income, we incurred other restructuring-related costs, such as redundancies occurring during the closing of facilities.
     During 2007, we recorded net restructuring charges of $4.3 million related to accruals for severance benefits for employee reductions across various functional areas and during 2006, we recorded net restructuring charges of $12.4 million for severance benefits and other costs related to employee reductions in our shared services functions, as well as the closing of a Financial Services customer call center. The customer call center was closed in January 2007 and the other employee reductions were substantially completed during 2008. These reductions were also the result of our cost reduction initiatives and included severance benefits for a total of 768 employees. In the 2007 consolidated statement of income, the net restructuring charges were reflected as a $0.4 million reduction of restructuring charges within cost of goods sold and an increase of $4.7 million in restructuring charges within operating expenses. In the 2006 consolidated statement of income, the net restructuring charges were reflected as restructuring charges within cost of goods sold of $1.9 million and restructuring charges within operating expenses of $10.5 million.
     As a result of our employee reductions and facility closings, we estimate that we realized cost savings of approximately $14 million in SG&A expense in 2008, in comparison to our 2007 results of operations. In 2007, we estimate that we realized cost savings of approximately $2 million in cost of goods sold and $24 million in SG&A expense, in comparison to our 2006 results of operations. We expect to realize additional cost savings of approximately $8 million in cost of goods sold and $24 million in SG&A expense in 2009 relative to 2008. Expense reductions consist primarily of labor and facility costs.
     Further information regarding our restructuring charges can be found under the caption “Note 6: Restructuring charges” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
SEGMENT RESULTS
     Additional financial information regarding our business segments appears under the caption “Note 17: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
Small Business Services
     This segment sells business checks, printed forms, promotional products, web services, marketing materials and related services and products to small businesses and home offices through direct response marketing, financial institution referrals and via independent distributors, the internet and sales representatives.

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Revenue	$851,060	$921,657	$949,492	(7.7%)	(2.9%)
Operating income	90,078	132,821	87,009	(32.2%)	52.7%
% of revenue	10.6%	14.4%	9.2%	(3.8) pt.	5.2 pt.
     The decrease in revenue for 2008, as compared to 2007, was due primarily to general economic conditions affecting our customers’ buying patterns, mainly in our core checks and forms products, as well as discretionary products such as holiday cards, imaging and apparel. Additionally, 2007 included $3 million of revenue generated by our industrial packaging product line which was sold in January 2007, as well as higher non-recurring check sales in Canada due to the introduction of a new check format required by the Canadian Payments Association. Partially offsetting these decreases was revenue of $13.4 million from the 2008 acquisitions of Hostopia, PartnerUp and Logo Mojo discussed under Executive Overview, as well as growth in fraud protection services.
     The decrease in operating income and operating margin for 2008, as compared to 2007, was due to the impact of the revenue decrease, an increase of $12.3 million in restructuring charges and related costs in 2008, asset impairment charges of $9.9 million in 2008, higher materials costs due to an unfavorable product mix and investments made in 2008 to drive revenue growth opportunities, including increased marketing costs and information technology investments. Results in 2007 also included a pre-tax gain of $3.8 million on the sale of our industrial packaging product line. These decreases were partially offset by continued progress on our cost reduction initiatives, lower performance-based employee compensation and reduced employee benefit costs due to lower workers’ compensation and medical claims activity. Further information regarding restructuring charges and related costs can be found under Restructuring Costs and information regarding the asset impairment charges can be found under Consolidated Results of Operations-Asset Impairment Charges.
     The decrease in revenue for 2007, as compared to 2006, was primarily due to a $48 million decrease resulting from the sale of our industrial packaging product line in January 2007, as well as a slight decline in the last half of the year related to general economic conditions. These decreases were partially offset by revenues of approximately $18 million generated by the Johnson Group, which we acquired in October 2006, and revenue in Canada increased due to a favorable exchange rate impact of approximately $4 million, plus increased check orders triggered by a new check format mandated by the Canadian Payments Association.
     The increase in operating income and operating margin for 2007, as compared to 2006, was due to progress on our cost reduction initiatives, investments related to implementing our growth strategy in 2006, improved manufacturing efficiencies in 2007, including the closing of two manufacturing facilities in mid-2006, lower materials expense related to a higher mix of check products, a $4.4 million reduction in amortization of acquisition-related intangibles, a $3.8 million pre-tax gain on the sale of our industrial packaging product line and a $3.6 million reduction in restructuring costs in 2007. In addition, 2006 results include the recognition of $18.3 million of the 2006 impairment charge discussed earlier under Consolidated Results of Operations-Asset Impairment Charges. Partially offsetting these operating income improvements were higher expense in 2007 related to performance-based employee compensation and higher referral commissions. In addition, during 2006 we realized a gain of $11.0 million from the termination of an underperforming outsourced payroll services contract.
Financial Services
     Financial Services sells personal and business checks, check-related products and services, customer loyalty, retention and fraud monitoring and protection services, and stored value gift cards to banks and other financial institutions. As part of our check programs, we also offer enhanced services such as customized reporting, file management and expedited account conversion support.

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Revenue	$430,018	$457,292	$458,118	(6.0%)	(0.2%)
Operating income	65,540	74,305	46,613	(11.8%)	59.4%
% of revenue	15.2%	16.2%	10.2%	(1.0) pt.	6.0 pt.
     The decrease in revenue for 2008, as compared to 2007, was due to a 4.0% decrease in order volume resulting from the continuing decline in check usage, as well as non-recurring client conversion activity in 2007. Order volume for 2008 was down 2.9% from 2007, excluding the impact of conversion activity. Additionally, revenue per order was down for 2008, despite price increases in February 2007 and October 2008, due to this segment’s competitive pricing environment.
     Operating income and operating margin decreased for 2008, as compared to 2007, primarily due to the revenue decrease, an increase of $10.5 million in restructuring charges and related costs in 2008, as well as higher delivery-related costs from postal rate increases in mid-2007 and 2008 and fuel surcharges in 2008. Partially offsetting these decreases were various cost reduction initiatives, lower performance-based employee compensation and reduced employee benefit costs related to lower workers’ compensation and medical claims activity. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs.
     The decrease in revenue for 2007, as compared to 2006, was driven by lower revenue per order due to continued pricing pressure despite a price increase implemented in February 2007. Lower pricing was partially offset by a 1.4% increase in order volume, as client acquisition gains and financial institution conversion activity exceeded the impact of the consumer-driven decline in check usage.

     Operating income increased for 2007, as compared to 2006, given 2006 results included the recognition of $26.4 million of the 2006 asset impairment charge related to a software project we wrote-off. Further information regarding the asset impairment charge was provided earlier under Consolidated Results of Operations-Asset Impairment Charges. Additionally, we benefited from progress on our cost reduction initiatives, manufacturing efficiencies, lower amortization and other costs related to the software project we wrote-off in 2006, increased order volume and a $4.0 million reduction in restructuring charges in 2007. Partially offsetting these operating income increases were higher delivery costs due to a postal rate increase in mid-2007, lower revenue per order and higher expense related to performance-based employee compensation. Additionally, 2006 results included gains of $5.5 million from sales of facilities.
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

				Change
				2008 vs.		2007 vs.
(in thousands)	2008	2007	2006	2007		2006

Revenue	$187,584	$209,936	$211,727	(10.6%)		(0.8%)
Operating income	53,616	62,778	64,922	(14.6%)		(3.3%)
% of revenue	28.6%	29.9%	30.7%	(1.3	) pt.	(0.8	) pt.
     The decrease in revenue for 2008, as compared to 2007, was due to a reduction in orders stemming from the decline in check usage, advertising response rates and advertising spending, as well as the weak economy which negatively impacted our ability to sell additional products. Additionally, a $3 million weather-related backlog from the last week of 2006 shifted revenue into 2007. Partially offsetting these declines was higher revenue per order resulting from price increases and increased sales of fraud protection services.
     The decrease in operating income and operating margin for 2008, as compared to 2007, was primarily due to the lower order volume, higher delivery-related costs from postal rate increases in mid-2007 and 2008 and an increase of $2.4 million in restructuring charges and related costs in 2008. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs. These decreases in operating income were partially offset by lower advertising expense, lower performance-based employee compensation and our cost reduction initiatives.
     The decrease in revenue for 2007, as compared to 2006, was due to a reduction in orders resulting from the overall decline in check usage and lower customer retention, as well as lower direct mail consumer response rates. Partially offsetting the volume decline was higher revenue per order resulting from new accessories and services, including the introduction in October 2006 of the EZShield product discussed earlier under Executive Overview. Additionally, revenue was favorably impacted by approximately $3 million due to a weather-related backlog in the last week of 2006, which caused revenue to be delayed into 2007.
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

CASH FLOWS
     As of December 31, 2008, we held cash and cash equivalents of $15.6 million. The following table shows our cash flow activity for the last three years and should be read in conjunction with the consolidated statements of cash flows appearing in Item 8 of this report.

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Continuing operations:
Net cash provided by operating activities	$198,487	$245,075	$238,895	$(46,588)	$6,180
Net cash used by investing activities	(135,773)	(10,929)	(32,884)	(124,844)	21,955
Net cash used by financing activities	(67,681)	(224,890)	(204,587)	157,209	(20,303)
Effect of exchange rate change on cash	(2,053)	1,161	158	(3,214)	1,003

Net cash (used) provided by continuing operations	(7,020)	10,417	1,582	(17,437)	8,835
Net cash provided (used) by operating activities of discontinued operations	995	(401)	179	1,396	(580)
Net cash provided by investing activities of discontinued operations	—	—	2,971	—	(2,971)

Net change in cash and cash equivalents	$(6,025)	$10,016	$4,732	$(16,041)	$5,284

     The $46.6 million decrease in cash provided by operating activities for 2008, as compared to 2007, was due to the lower earnings discussed earlier under Consolidated Results of Operations and a $19.4 million increase in 2008 in employee profit sharing and pension contributions related to our 2007 performance. These decreases were partially offset by lower income tax, interest and contract acquisition payments in 2008.
     The $6.2 million increase in cash provided by operating activities for 2007, as compared to 2006, was due to positive working capital changes, as well as the higher earnings discussed earlier under Consolidated Results of Operations. Partially offsetting these increases was a $29.6 million increase in 2007 contributions to our voluntary employee beneficiary association (VEBA) trust used to fund medical benefits, as well as a $15.1 million increase in income tax payments. During 2006, we decided that we would no longer pre-fund the VEBA trust as the tax benefit from the pre-funding no longer exceeded the associated interest cost. As such, during 2006 we made minimal contributions to the trust as we did not pre-fund the trust and we utilized the prepaid funds in the trust to cover benefit payments. Beginning in 2007, we began funding the VEBA trust throughout the year as needed to pay benefits.

     Included in cash provided by operating activities of continuing operations were the following operating cash outflows:

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Income tax payments	$59,997	$89,944	$74,891	$(29,947)	$15,053
Interest payments	50,441	57,077	57,035	(6,636)	42
VEBA trust contributions to fund medical benefits	36,100	34,100	4,500	2,000	29,600
Employee profit sharing and pension contributions	35,126	15,720	12,000	19,406	3,720
Contract acquisition payments	9,008	14,230	17,029	(5,222)	(2,799)
Severance payments	8,645	9,606	5,092	(961)	4,514
     Net cash used by investing activities for 2008 was $124.8 million higher than 2007 due primarily to a $102.6 million increase in payments for acquisitions, net of cash acquired, as well as proceeds in 2007 of $19.2 million from the sale of our industrial packaging product line. Net cash used by financing activities for 2008 was $157.2 million lower than 2007 due to the pay-off of a $325.0 million long-term debt maturity in 2007 and payments on short-term debt of $45.5 million in 2007. These decreases in cash used by financing activities were partially offset by net proceeds in 2007 from the issuance of $200.0 million of long-term notes, as well as a $10.6 million increase in share repurchases in 2008. Additionally, proceeds from issuing shares under employee plans were $13.1 million lower in 2008 due to fewer stock options being exercised, and borrowings on short-term debt were $10.8 million in 2008 as we funded acquisitions and share repurchases.
     Net cash used by investing activities for 2007 was $22.0 million lower than 2006 due to payments in 2006 for the Johnson Group acquisition, proceeds from the sale of our industrial packaging product line in 2007 and lower capital asset purchases in 2007. Net cash used by financing activities for 2007 was $20.3 million higher than 2006 due to the pay-off of a $325.0 million long-term debt maturity and share repurchases of $11.3 million completed in 2007. These increases in cash used were partially offset by net proceeds from the 2007 issuance of $200.0 million of long-term notes, higher payments on short-term debt in 2006, the pay-off of a long-term debt maturity of $50.0 million in 2006 and lower dividend payments in 2007 resulting from the decision in the third quarter of 2006 to lower our quarterly dividend rate from $0.40 to $0.25 per share. Net cash provided by investing activities of discontinued operations in 2006 was $3.0 million due to the sale of a facility in Europe.

     Significant cash inflows, excluding those related to operating activities, for each year were as follows:

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Net proceeds from short-term debt	$10,800	$—	$—	$10,800	$—
Proceeds from sales of marketable securities(1)	—	1,057,460	—	(1,057,460)	1,057,460
Proceeds from issuance of long-term debt, net of debt issuance costs	—	196,239	—	(196,239)	196,239
Proceeds from sale of facilities and product line	4,181	19,214	9,247	(15,033)	9,967
Proceeds from issuing shares under employee plans	2,801	15,923	8,936	(13,122)	6,987
Proceeds from redemptions of life insurance policies	—	—	15,513	—	(15,513)
Net proceeds from sale of discontinued operations	—	—	2,971	—	(2,971)

(1)	During 2007, we purchased short-term marketable securities using the proceeds from the $200.0 million debt we issued in May 2007, as well as using cash generated from operating activities. On October 1, 2007, we sold our remaining marketable securities to repay a debt maturity.
     Significant cash outflows, excluding those related to operating activities, for each year were as follows:

				Change
				2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006

Purchases of marketable securities(1)	$—	$1,057,460	$—	$(1,057,460)	$1,057,460
Payments for acquisitions, net of cash acquired	104,879	2,316	16,521	102,563	(14,205)
Cash dividends paid to shareholders	51,422	52,048	66,973	(626)	(14,925)
Net payments on short-term debt	—	45,460	99,686	(45,460)	(54,226)
Purchases of capital assets	31,865	32,286	41,012	(421)	(8,726)
Payments for common shares repurchased	21,847	11,288	—	10,559	11,288
Payments on long-term debt	1,755	326,582	51,362	(324,827)	275,220

(1)	During 2007, we purchased short-term marketable securities using the proceeds from the $200.0 million debt we issued in May 2007, as well as using cash generated from operating activities. On October 1, 2007, we sold our remaining marketable securities to repay a debt maturity.
     We anticipate that net cash provided by operating activities of continuing operations will be between $175 million and $200 million in 2009, compared to $198 million in 2008. We anticipate that lower performance-based compensation payments in 2009, as well as working capital improvements, will be partially offset by increased restructuring-related payments. We anticipate that cash generated by operating activities in 2009 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $40 million, debt reduction and possibly, small acquisitions. Our capital spending will be focused on expanding our use of digital printing technology and investments in manufacturing productivity and revenue growth initiatives. We have no maturities of long-term debt until 2012. As of December 31, 2008, we had $411.2 million available for borrowing under our committed lines of credit. Effective February 5, 2009, we terminated our $225.0 million line of credit, which was due to expire in July 2009. We believe our remaining $275.0 million credit facility, which does not expire until July 2010, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small acquisitions, required debt service and dividend payments, for the next 12 months.

     The credit agreement governing our committed line of credit requires us to maintain a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Significant asset impairment charges in the future could impact our ability to comply with this debt covenant, in which case, our lenders could demand immediate repayment of amounts outstanding under our line of credit. See Business Challenges/Market Risks for information regarding asset impairments. We would have been in compliance with this debt covenant even if our reported pre-tax earnings for 2008 had been $52 million lower than we reported. As such, we do not consider it likely that we will violate this debt covenant in 2009.
CAPITAL RESOURCES
     Our total debt was $853.3 million as of December 31, 2008, an increase of $9.3 million from December 31, 2007.
Capital Structure

	December 31,
(in thousands)	2008	2007	Change

Amounts drawn on credit facilities	$78,000	$67,200	$10,800
Current portion of long-term debt	1,440	1,754	(314)
Long-term debt	773,896	775,086	(1,190)

Total debt	853,336	844,040	9,296
Shareholders’ equity	53,066	41,107	11,959

Total capital	$906,402	$885,147	$21,255

     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.5 million shares remained available for purchase under this authorization as of December 31, 2008. We repurchased a total of 1.1 million shares during the first and third quarters of 2008 for $21.8 million and we repurchased 0.4 million shares during 2007 for $11.3 million. No shares were repurchased in 2006. Further information regarding changes in shareholders’ equity can be found in the consolidated statements of shareholders’ equity (deficit) appearing in Item 8 of this report.
Debt Structure

	December 31,
	2008		2007
		Weighted-		Weighted-
		average		average
		interest		interest
(in thousands)	Amount	rate	Amount	rate	Change
Fixed interest rate	$773,896	5.7%	$773,646	5.7%	$250
Floating interest rate	78,000	0.9%	67,200	5.6%	10,800
Capital lease	1,440	10.4%	3,194	10.4%	(1,754)

Total debt	$853,336	5.2%	$844,040	5.7%	$9,296

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

     As necessary, we utilize our committed lines of credit to meet our working capital requirements. As of December 31, 2008, we had two committed lines of credit totaling $500.0 million. Effective February 5, 2009, we terminated the $225.0 million line of credit, which was due to expire in July 2009. The credit agreement governing our line of credit contains customary covenants regarding limits on levels of subsidiary indebtedness and requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. We were in compliance with all debt covenants as of December 31, 2008, and we expect to remain in compliance with all debt covenants throughout the next 12 months. See Business Challenges/Market Risks for further information regarding asset impairments and their impact on our compliance with our debt covenant.
     As of December 31, 2008, amounts were available for borrowing under our committed lines of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Amounts drawn on credit facilities	(78,000)
Outstanding letters of credit	(10,835)

Net available for borrowing as of December 31, 2008	$411,165

     We believe our remaining $275 million credit facility, along with cash generated by operating activities, are sufficient to support our operations, including capital expenditures, small acquisitions, required debt service and dividend payments, for the next 12 months.
     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two-to-one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.
CONTRACT ACQUISITION COSTS
     Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $9.0 million in 2008, $14.2 million in 2007 and $17.0 million in 2006, and we anticipate cash payments of approximately $20 million in 2009. Changes in contract acquisition costs during the last three years were as follows:

(in thousands)	2008	2007	2006

Balance, beginning of year	$55,516	$71,721	$93,664
Additions	8,808	11,984	14,633
Amortization	(26,618)	(28,189)	(36,576)

Balance, end of year	$37,706	$55,516	$71,721

     The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments increased in the mid-2000s, and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. These costs impact the timing of cash flows. An up-front cash payment is made rather than providing higher product discount levels throughout the term of the contract. Beginning in 2006, we sought to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract. We plan to continue this strategy. See Business Challenges/Market Risks for discussion of the recoverability of contract acquisition costs.
     Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $4.3 million as of December 31, 2008 and $2.5 million as of December 31, 2007. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $1.2 million as of December 31, 2008 and $3.4 million as of December 31, 2007.
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
     As of December 31, 2008, our contractual obligations were as follows:

			2010 and	2012 and	2014 and
(in thousands)	Total	2009	2011	2013	thereafter

Long-term debt and related interest	$1,010,505	$43,844	$87,688	$372,063	$506,910
Amounts drawn on credit facilities	78,000	78,000	—	—	—
Capital lease obligation and related interest	1,503	1,503	—	—	—
Operating lease obligations	19,395	9,119	9,317	959	—
Purchase obligations	105,893	43,399	45,955	16,539	—
Other long-term liabilities	48,816	35,065	6,959	1,954	4,838

Total	$1,264,112	$210,930	$149,919	$391,515	$511,748

     Purchase obligations include amounts due under contracts with third party service providers. These contracts are primarily for information technology services. Additionally, purchase obligations include amounts due under Direct Checks direct mail advertising agreements and Direct Checks and Financial Services royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligations presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs. Of the contracts with third party service providers, $89.9 million of our total purchase obligations allow for early termination upon the payment of early termination fees. If we were to terminate these agreements, we would have incurred early termination fees of $31.6 million as of December 31, 2008.
     Other long-term liabilities consist primarily of amounts due for our postretirement benefit plans and liabilities for uncertain tax positions, deferred compensation and workers’ compensation. Of the $98.9 million reported as other long-term liabilities in our consolidated balance sheet as of December 31, 2008, $85.1 million is excluded from the obligations shown in the table above. The excluded amounts, including the current portion of each liability, are comprised primarily of the following:
•	Benefit payments for postretirement benefit plans — We have contributed funds to these plans for the purpose of funding our obligations. Thus, we have the option of paying benefits from the assets of the plans or from the general funds of the company. Additionally, we expect the plan assets to earn income over time. As such, we cannot predict when or if payments from the general funds of the company will be required. As of December 31, 2008, our postretirement benefit plans were underfunded by a total of $64.5 million.

•	Payments for uncertain tax positions — Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. Our liability for uncertain tax positions, including accrued interest and penalties, was $15.5 million as of December 31, 2008, excluding the tax benefits of deductible interest.

•	A portion of the amount due under our deferred compensation plan — Under this plan, some employees may begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur. As such, $1.3 million of our deferred compensation liability as of December 31, 2008 is excluded from the obligations shown in the table above.

•	Insured environmental remediation costs — As of December 31, 2008, $8.0 million of the costs included in our environmental accruals are covered by an environmental insurance policy which we purchased in 2002. The insurance policy does not cover properties acquired subsequent to 2002. The insurance policy covers pre-existing conditions from third-party claims and cost overruns through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. As a result, we expect to receive reimbursements from the insurance company for environmental remediation costs we incur for these insured sites. The related receivables from the insurance company are reflected in other current assets and other non-current assets in our consolidated balance sheets based on the amounts of our environmental accruals for insured sites.
     Total contractual obligations do not include the following:
•	Payments to our defined contribution pension and 401(k) plans — The amounts payable under our defined contribution pension and 401(k) plans are dependent on the number of employees providing services throughout the year, their wage rates and in the case of the 401(k) plans, whether employees elect to participate in the plans.

•	Profit sharing and cash bonus payments — Amounts payable under our profit sharing and cash bonus plans are dependent on our operating performance.

•	Income tax payments which will be remitted on our earnings.
RELATED PARTY TRANSACTIONS
     We have not entered into any material related party transactions during the past three years.

CRITICAL ACCOUNTING POLICIES
     Management’s discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. Our accounting policies are discussed under the caption: “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
     We consider the estimates discussed below to be critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions could be material to our consolidated financial statements.
Goodwill and Indefinite-Lived Assets
     As of December 31, 2008, goodwill was comprised of the following:

(in thousands)

Acquisition of NEBS in June 2004	$492,082
Acquisition of Designer Checks, Inc. in February 2000	77,970
Acquisition of Hostopia.com Inc. in August 2008	68,555
Acquisition of the Johnson Group in October 2006	7,320
Acquisition of Direct Checks in December 1987	4,267
Acquisition of Logo Design Mojo, Inc. in April 2008	1,336
Acquisition of Dots and Pixels, Inc. in July 2005	856
Acquisition of All Trade Computer Forms, Inc. in February 2007	658

Goodwill	$653,044

     Further information regarding the acquisitions which occurred during the past three years can be found under the caption “Note 4: Acquisitions and disposition” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Goodwill and indefinite-lived assets are tested for impairment on an annual basis as of July 31, or more frequently if events or circumstances occur which could indicate impairment. We completed an additional impairment analysis as of December 31, 2008 due to the continuing impacts of the economic downturn on our expected operating results and the broader effects of recent U.S. market conditions on the fair value of the assets. In addition to the required impairment analyses, we continually evaluate the remaining useful lives of our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If we determine that one of these assets has a finite useful life, we must first test the asset for impairment and then amortize the asset’s remaining carrying value over its estimated remaining useful life. Further information regarding the fair value measurements completed during 2008 is provided under the caption “Note 2: Supplementary balance sheet and cash flow information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
     We completed the annual impairment analysis of goodwill and indefinite-lived assets during the third quarter of 2008. As a result of this analysis, we recorded non-cash asset impairment charges of $9.3 million related to the two indefinite-lived trade names in our Small Business Services segment due to the impact of the economic downturn on our expected operating results and the broader effects of recent U.S. market conditions on the fair value of the assets. We completed an additional impairment analysis as of December 31, 2008, based on the continuing impact of the economic downturn on our expected operating results. As a result, we recorded an additional asset impairment charge of $0.3 million related to the NEBS trade name during the fourth quarter of 2008, bringing the carrying value of this asset to $25.8 million as of December 31, 2008. The impairment analysis completed as of December 31, 2008, indicated no additional impairment of our other indefinite-lived trade name, the Safeguard trade name, which had a carrying value of $24.0 million as of December 31, 2008. The fair value of the Safeguard trade name exceeded its carrying value by $0.3 million as of December 31, 2008. Because of the further deterioration in our expected operating results, we determined that the NEBS trade name no longer has an indefinite life, and thus, will be amortized over its estimated economic life of 20 years on the straight-line basis beginning in 2009. As such, this asset will no longer be subject to annual impairment testing, but will be tested for impairment in accordance with our policy on impairment of long-lived assets and amortizable intangibles, as outlined under the caption “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
     In determining the fair value of our trade names, we utilize the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. As of December 31, 2008, we assumed a discount rate of 14.2% and a royalty rate of 2% for our evaluation of the Safeguard trade name. A one percentage point increase in the discount rate would reduce the indicated fair value of the asset by $2.1 million and a one percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by $12.1 million. As of December 31, 2008, we assumed a discount rate of 14.2% and a royalty rate of 5% for our evaluation of the NEBS trade name. A one percentage point increase in the discount rate would reduce the indicated fair value of the asset by $1.7 million and a one percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by $5.2 million. In addition to the impairment of indefinite-lived trade names, we also recorded a $0.4 million non-cash impairment charge during 2008 related to an amortizable trade name due to a change in our branding strategy. Due to the ongoing uncertainty in market conditions, we will perform additional impairment analyses of our Safeguard indefinite-lived trade name if a decline in our expected operating results, discount rate or royalty rate is indicated.
     Our impairment analysis as of December 31, 2008 indicated no impairment of goodwill. In completing our goodwill impairment analysis, we test the appropriateness of our reporting units’ estimated fair values by reconciling the aggregate reporting units’ fair values with our market capitalization. The aggregate fair value of our reporting units included a 25% control premium, which is an amount we estimate a buyer would be willing to pay in excess of the current market price of our company in order to acquire a controlling interest. The premium is justified by the expected synergies, such as expected increases in cash flows resulting from cost savings and revenue enhancements. Due to the ongoing uncertainty in market conditions, we will perform additional impairment analyses if a decline in market value or in our expected operating results is indicated. As of December 31, 2008, the calculated fair value of one of our reporting units exceeded its carrying value of $76.9 million by $2.7 million. Our fair value calculation was based on a closing stock price of $14.96 per share at December 31, 2008. Both before and after December 31, 2008, our common stock traded at prices lower than this closing price. If such a decline in our stock price occurs in the future for a sustained period, it may be indicative of a further decline in our fair value and would likely require us to record an impairment charge for a portion of the $40.2 million of goodwill allocated to this reporting unit. Accordingly, we believe that a non-cash goodwill impairment charge related to this reporting unit and/or further impairment charges related to our indefinite-lived trade name are reasonably possible in the future. The calculated fair values of our other reporting units exceeded their carrying values by amounts between $26 million and $391 million.
     The evaluation of asset impairment requires us to make assumptions about future cash flows and revenues over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. If these estimates and assumptions change, we may be required to recognize impairment losses in the future.
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
     Tax laws require certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense, net of the expected tax benefit, in our statements of income. We must assess the likelihood that our deferred tax assets will be realized through future taxable income, and to the extent we believe that realization is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We had deferred tax assets in excess of deferred tax liabilities of $8.3 million as of December 31, 2008 and $4.7 million as of December 31, 2007, including valuation allowances of $0.8 million as of December 31, 2008 and $0.6 million as December 31, 2007. The valuation allowances relate primarily to Canadian operating loss carryforwards which we do not expect to realize.
     On a regular basis, our income tax returns are reviewed by various domestic and foreign taxing authorities. As such, we record accruals for items which we believe may be challenged by these taxing authorities. On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. This standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total amount of unrecognized tax benefits as of December 31, 2008 was $11.5 million, excluding accrued interest and penalties. If the unrecognized tax benefits were recognized in our consolidated financial statements, $6.9 million would affect our effective tax rate. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2008, $4.0 million of interest and penalties was accrued, excluding the tax benefits of deductible interest. The statute of limitations for federal tax assessments for 2004 and prior years has closed, with the exception of 2000. Our federal income tax returns for 2005 through 2008 remain subject to Internal Revenue Service examination. In general, income tax returns for the years 2004 through 2008 remain subject to examination by major state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.
     Changes in unrecognized tax benefits during 2008 and 2007 can be found under the caption: “Note 9: Income tax provision” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $5.8 million to an increase of $0.6 million as we attempt to settle certain federal and state matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes may have on our effective tax rate or cash flows.
     We reduced our income tax provision $2.4 million in 2008 and $3.0 million in 2007 for amendments to prior year tax returns claiming refunds primarily associated with the funding of medical costs through our VEBA trust, as well as state income tax credits and related interest. Also during 2008, we reduced our income tax provision $1.2 million for the settlement of amounts due to us under a tax sharing agreement related to the spin-off of our eFunds business in 2000. During 2006, we reduced our income tax provision $1.5 million for net accrual reversals related to settled issues, primarily resulting from the expiration of the statutes of limitations in various state income tax jurisdictions. Also during 2006, we reduced our income tax provision $5.0 million for the true-up of certain deferred income tax balances. As this item was not material to 2006 or prior periods, we recorded a one-time, discrete benefit to our provision for income taxes for 2006.

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
     Our net postretirement benefit expense was $4.8 million for 2008 and 2007 and $7.8 million for 2006. Our business segments record postretirement benefit expense in cost of goods sold and SG&A expense, based on the composition of their workforces. Our postretirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, the expected health care cost trend rate and the average remaining life expectancy of plan participants. We analyze the assumptions used each year when we complete our actuarial valuation of the plan. If the assumptions utilized in determining our postretirement benefit expense and liability differ from actual events, our results of operations for future periods could be impacted.
     Discount rate — The discount rate is used to reflect the time value of money. It is the assumed rate at which future postretirement benefits could be effectively settled. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. In determining the discount rate, we utilize the Hewitt Top Quartile and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. In previous years, we also considered Moody’s high quality corporate bond rates when selecting our discount rate. However, as the number of bonds included in this index fell significantly during 2008 and those bonds do not match the timing of our expected cash flows as well, we no longer utilize these rates. The discount rate established at year-end for purposes of calculating our benefit obligation is also used in the calculation of the interest component of benefit expense for the following year. In measuring the accumulated postretirement benefit obligation as of December 31, 2008, we assumed a discount rate of 6.6%. A 0.25 point change in the discount rate would increase or decrease our annual postretirement benefit expense by approximately $0.2 million and would increase or decrease our postretirement benefit obligation by approximately $2.6 million.
     Expected long-term rate of return on plan assets — The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. We base this assumption on an evaluation of our historical trends and experience, taking into account current and expected market conditions. In measuring net postretirement benefit expense for 2008, we assumed an expected long-term rate of return on plan assets of 8.5%. A 0.25 point change in this assumption would increase or decrease our annual postretirement benefit expense by approximately $0.2 million.
     Expected health care cost trend rate — The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. In measuring the accumulated postretirement benefit obligation as of December 31, 2008, our initial health care inflation rate for 2009 was assumed to be 7.5% for participants under the age of 65 and 8.5% for participants over the age of 65. Our ultimate health care inflation rate was assumed to be 5.25% in 2012 and beyond for participants under the age of 65 and 5.25% in 2014 and beyond for participants over the age of 65. A one percentage point increase in the health care inflation rate for each year would increase the accumulated postretirement benefit obligation by $2.6 million and the service and interest cost components of our annual postretirement benefit expense by $0.2 million. A one percentage point decrease in the health care inflation rate for each year would decrease the accumulated postretirement benefit obligation by $2.4 million and the service and interest cost components of our annual postretirement benefit expense by $0.1 million.
     Average remaining life expectancy of plan participants — In determining the average remaining life expectancy of plan participants, our actuaries use a mortality table which includes estimated death rates for each age. We use the RP-2000 Combined Healthy Participant Table projected to the measurement date with Scale AA in determining this assumption.

     When actual events differ from our assumptions or when we change the assumptions used, an unrecognized actuarial gain or loss results. The gain or loss is recognized immediately in the consolidated balance sheet within accumulated comprehensive loss and is amortized into postretirement benefit expense over the average remaining service period of plan participants, which is currently 8.2 years. As of December 31, 2008 and 2007, our unrecognized net actuarial loss was $128.1 million and $96.7 million, respectively, and was comprised of the following:

(in thousands)	2008	2007

Return on plan assets	$51,004	$9,148
Claims experience	20,733	23,938
Health care cost trend	19,161	21,242
Discount rate assumption	13,007	19,105
Other	24,157	23,299

Unrecognized net actuarial loss	$128,062	$96,732

     See Business Challenges/Market Risks for discussion of the risks related to our postretirement benefit plan.
Restructuring Accruals
     Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. Cost management is one of our strategic objectives and we are continually seeking ways to lower our cost structure. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as many times employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. We reversed previously recorded restructuring accruals of $2.4 million in 2008, $2.6 million in 2007 and $0.2 million in 2006 primarily as a result of fewer employees receiving severance benefits than originally estimated. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring charges” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
NEW ACCOUNTING PRONOUNCEMENTS
     Information regarding the accounting pronouncement adopted during 2008 can be found under the caption: “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which modifies the required accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” SFAS No. 141(R) changes the accounting for business acquisitions and will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to business combinations completed after December 31, 2008. We are not able to predict the impact this guidance will have on the accounting for acquisitions we may complete in future periods. For acquisitions completed prior to January 1, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. We do not expect this new guidance to have a significant impact on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008. As this guidance applies only to assets we may acquire in the future, we are not able to predict its impact, if any, on our consolidated financial statements.
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
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Any additional disclosures required under this guidance will be included in our annual report on Form 10-K for the year ending December 31, 2009.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During 2008, we used our committed lines of credit to fund acquisitions, working capital and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2008, our total debt was comprised of the following:

			Weighted-
			average
	Carrying		interest
(in thousands)	amount	Fair value(1)	rate

Long-term notes maturing December 2012	$299,250	$173,250	5.00%
Long-term notes maturing October 2014	274,646	96,250	5.13%
Long-term notes maturing June 2015	200,000	106,000	7.38%
Amounts drawn on credit facilities	78,000	78,000	0.91%
Capital lease obligation maturing in September 2009	1,440	1,440	10.41%

Total debt	$853,336	$454,940	5.23%

(1)	Based on quoted market rates as of December 31, 2008, except for our capital lease obligation which is shown at carrying value.
     We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
     Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.8 million for 2008.
     We are exposed to changes in foreign currency exchange rates. Investments in, loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies, primarily the Canadian dollar. The effect of exchange rate changes is expected to have a minimal impact on our results of operations and cash flows, as our foreign operations represent a relatively small portion of our business.
     See Business Challenges/Market Risks for further discussion of market risks.
Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Accounting Firm
To the Shareholders and Board of Directors of Deluxe Corporation:
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     As discussed in Notes 9 and 12 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain income tax positions and the Company changed the measurement date it uses to measure the funded status of its defined benefit pension and other postretirement benefit plans.
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
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 18, 2009

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)

		December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$15,590	$21,615
Trade accounts receivable-net of allowances for uncollectible accounts	68,572	84,268
Inventories and supplies	25,791	29,918
Deferred income taxes	17,825	14,901
Cash held for customers	26,078	23,285
Current assets of discontinued operations	1,008	3,935
Other current assets	12,222	14,023

Total current assets	167,086	191,945
Long-Term Investments (including $1,855 and $3,025, respectively, of investments at fair value)	36,794	36,013
Property, Plant, and Equipment-net of accumulated depreciation	128,105	138,860
Intangibles-net of accumulated amortization	154,081	148,263
Goodwill	653,044	584,923
Non-Current Assets of Discontinued Operations	—	2,841
Other Non-Current Assets	79,875	107,910

Total assets	$1,218,985	$1,210,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,598	$78,659
Accrued liabilities	142,599	149,975
Short-term debt	78,000	67,200
Long-term debt due within one year	1,440	1,754

Total current liabilities	283,637	297,588
Long-Term Debt	773,896	775,086
Deferred Income Taxes	9,491	10,194
Other Non-Current Liabilities	98,895	86,780
Commitments and Contingencies (Notes 9, 13, 14 and 18)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; issued: 2008 — 51,131; 2007 — 51,887)	51,131	51,887
Additional paid-in capital	54,207	65,796
Retained earnings (accumulated deficit)	12,682	(37,530)
Accumulated other comprehensive loss	(64,954)	(39,046)

Total shareholders’ equity	53,066	41,107

Total liabilities and shareholders’ equity	$1,218,985	$1,210,755

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

		Year Ended December 31,
	2008	2007	2006

Revenue	$1,468,662	$1,588,885	$1,619,337

Restructuring charges (reversals)	14,867	(368)	1,942
Other cost of goods sold	551,646	574,972	598,038

Total cost of goods sold	566,513	574,604	599,980

Gross Profit	902,149	1,014,281	1,019,357

Selling, general and administrative expense	670,991	743,449	770,218
Restructuring charges	13,400	4,701	10,479
Asset impairment charges	9,942	—	44,698
Net gain on sale of facilities and product line	(1,418)	(3,773)	(4,582)

Operating Income	209,234	269,904	198,544

Interest expense	(50,421)	(55,294)	(56,661)
Other income	1,363	5,405	905

Income Before Income Taxes	160,176	220,015	142,788

Income tax provision	54,304	74,898	41,950

Income From Continuing Operations	105,872	145,117	100,838

Net (Loss) Income From Discontinued Operations	(4,238)	(1,602)	116

Net Income	$101,634	$143,515	$100,954

Basic Earnings per Share:
Income from continuing operations	$2.08	$2.82	$1.98
Net (loss) income from discontinued operations	(0.08)	(0.03)	—
Basic earnings per share	2.00	2.79	1.98

Diluted Earnings per Share:
Income from continuing operations	$2.05	$2.79	$1.96
Net (loss) income from discontinued operations	(0.08)	(0.03)	—
Diluted earnings per share	1.97	2.76	1.96

Cash Dividends per Share	$1.00	$1.00	$1.30
See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2008	2007	2006

Net Income	$101,634	$143,515	$100,954

Other Comprehensive Income, Net of Tax:
Reclassification of loss on derivative instruments from other comprehensive income to net income	1,383	2,281	2,559

Pension and postretirement benefit plans:
Minimum pension liability adjustment	—	—	(269)
Net actuarial loss arising during the period	(25,540)	(6,094)	—
Reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	(2,447)	(2,468)	—
Amortization of net actuarial loss	5,943	6,156	—

Unrealized foreign currency translation adjustment	(5,247)	3,263	255

Unrealized gains on securities:
Unrealized holding gains arising during the year	—	—	268
Less reclassification adjustments for gains included in net income	—	—	(89)

Other Comprehensive (Loss) Income	(25,908)	3,138	2,724

Comprehensive Income	$75,726	$146,653	$103,678

Related Tax (Expense) Benefit of Other Comprehensive Income Included in Above Amounts:
Reclassification of loss on derivative instruments from other comprehensive income to net income	$(837)	$(1,356)	$(1,493)

Pension and postretirement benefit plans:
Minimum pension liability adjustment	—	—	151
Net actuarial loss arising during the period	15,757	3,659	—
Reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	1,512	1,491	—
Amortization of net actuarial loss	(3,666)	(3,708)	—

Unrealized gains on securities:
Unrealized holding gains arising during the year	—	—	(191)
Less reclassification adjustments for gains included in net income	—	—	63
See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

				Retained	Accumulated
	Common shares		Additional	earnings	other	Total
	Number	Par	paid-in	(accumulated	comprehensive	shareholders’
	of shares	value	capital	deficit)	loss	equity (deficit)

Balance, December 31, 2005	50,735	$50,735	$37,864	$(159,401)	$(11,224)	$(82,026)
Net income	—	—	—	100,954	—	100,954
Cash dividends	—	—	—	(66,973)	—	(66,973)
Common shares issued	810	810	8,126	—	—	8,936
Tax impact of share-based awards	—	—	728	—	—	728
Reclassification of share-based awards to accrued liabilities	—	—	(1,919)	—	—	(1,919)
Common shares retired	(31)	(31)	(724)	—	—	(755)
Fair value of share-based compensation	5	5	6,026	—	—	6,031
Minimum pension liability, net of tax	—	—	—	—	(269)	(269)
Adoption of FASB Statement No. 158, net of tax	—	—	—	—	(33,373)	(33,373)
Loss on derivatives, net of tax	—	—	—	—	2,559	2,559
Currency translation adjustment	—	—	—	—	255	255
Unrealized gain on securities, net of tax	—	—	—	—	179	179

Balance, December 31, 2006	51,519	51,519	50,101	(125,420)	(41,873)	(65,673)
Net income	—	—	—	143,515	—	143,515
Cash dividends	—	—	—	(52,048)	—	(52,048)
Common shares issued	767	767	15,971	—	—	16,738
Tax impact of share-based awards	—	—	297	—	—	297
Common shares repurchased	(359)	(359)	(10,929)	—	—	(11,288)
Other common shares retired	(40)	(40)	(1,354)	—	—	(1,394)
Fair value of share-based compensation	—	—	11,710	—	—	11,710
Adoption of measurement date provision of FASB Statement No. 158, net of tax (Note 12)	—	—	—	(745)	(69)	(814)
Adoption of FIN No. 48 (Note 9)	—	—	—	(3,074)	—	(3,074)
Adoption of FASB Statement No. 159, net of tax (Note 1)	—	—	—	242	(242)	—
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	—	(2,406)	(2,406)
Loss on derivatives, net of tax	—	—	—	—	2,281	2,281
Currency translation adjustment	—	—	—	—	3,263	3,263

Balance, December 31, 2007	51,887	51,887	65,796	(37,530)	(39,046)	41,107
Net income	—	—	—	101,634	—	101,634
Cash dividends	—	—	—	(51,422)	—	(51,422)
Common shares issued	380	380	2,542	—	—	2,922
Tax impact of share-based awards	—	—	(2,468)	—	—	(2,468)
Common shares repurchased	(1,054)	(1,054)	(20,793)	—	—	(21,847)
Other common shares retired	(82)	(82)	(1,639)	—	—	(1,721)
Fair value of share-based compensation	—	—	10,769	—	—	10,769
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	—	(22,044)	(22,044)
Loss on derivatives, net of tax	—	—	—	—	1,383	1,383
Currency translation adjustment	—	—	—	—	(5,247)	(5,247)

Balance, December 31, 2008	51,131	$51,131	$54,207	$12,682	$(64,954)	$53,066

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash Flows from Operating Activities:
Net income	$101,634	$143,515	$100,954
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss (income) from discontinued operations	4,238	1,602	(116)
Depreciation	21,881	21,786	25,298
Amortization of intangibles	42,079	45,774	59,237
Asset impairment charges	9,942	—	44,698
Amortization of contract acquisition costs	26,618	28,189	36,576
Employee share-based compensation expense	9,683	13,533	6,191
Deferred income taxes	(790)	5,280	(37,375)
Other non-cash items, net	21,912	14,772	3,802
Changes in assets and liabilities, net of effects of acquisitions, product line disposition and discontinued operations:
Trade accounts receivable	10,578	6,065	(1,709)
Inventories and supplies	321	(1,264)	(1,234)
Other current assets	(1,807)	3,719	28,728
Non-current assets	5,404	(1,665)	(6,995)
Accounts payable	(9,768)	667	(7,781)
Contract acquisition payments	(9,008)	(14,230)	(17,029)
Other accrued and other non-current liabilities	(34,430)	(22,668)	5,650

Net cash provided by operating activities of continuing operations	198,487	245,075	238,895

Cash Flows from Investing Activities:
Purchases of capital assets	(31,865)	(32,286)	(41,012)
Payments for acquisitions, net of cash acquired	(104,879)	(2,316)	(16,521)
Purchase of customer list	(3,637)	—	—
Purchases of marketable securities	—	(1,057,460)	—
Proceeds from sales of marketable securities	—	1,057,460	—
Proceeds from sale of facilities and product line	4,181	19,214	9,247
Proceeds from redemptions of life insurance policies	—	—	15,513
Other	427	4,459	(111)

Net cash used by investing activities of continuing operations	(135,773)	(10,929)	(32,884)

Cash Flows from Financing Activities:
Net proceeds (payments) from short-term debt	10,800	(45,460)	(99,686)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	196,329	—
Payments on long-term debt	(1,755)	(326,582)	(51,362)
Change in book overdrafts	(6,370)	(3,006)	3,285
Proceeds from issuing shares under employee plans	2,801	15,923	8,936
Excess tax benefit from share-based employee awards	112	1,242	1,213
Payments for common shares repurchased	(21,847)	(11,288)	—
Cash dividends paid to shareholders	(51,422)	(52,048)	(66,973)

Net cash used by financing activities of continuing operations	(67,681)	(224,890)	(204,587)

Effect of Exchange Rate Change on Cash	(2,053)	1,161	158
Cash Provided (Used) by Operating Activities of Discontinued Operations	995	(401)	179
Cash Provided by Investing Activities of Discontinued Operations — Net Proceeds from Sale	—	—	2,971

Net Change in Cash and Cash Equivalents	(6,025)	10,016	4,732
Cash and Cash Equivalents: Beginning of Year	21,615	11,599	6,867

End of Year	$15,590	$21,615	$11,599

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Significant accounting policies
     Consolidation — The consolidated financial statements include the accounts of Deluxe Corporation and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated.
     Reclassifications — We have reclassified certain amounts presented in the consolidated financial statements for 2007 and 2006 to conform to the current period presentation. These reclassifications consisted of presenting restructuring charges separately in the consolidated statements of income and reporting our Russell & Miller retail packaging and signage business as discontinued operations (see Note 5). The reclassifications had no impact on previously reported net income or shareholders’ equity.
     Use of estimates — We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In this process, it is necessary for us to make certain assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all available information. However, actual results can differ from assumed and estimated amounts.
     Foreign currency translation — The financial statements of our foreign subsidiaries are measured in the respective subsidiaries’ functional currencies, primarily Canadian dollars, and are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the year. The resulting translation gains and losses are reflected in accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets. Foreign currency transaction gains and losses are recorded in other income in our consolidated statements of income.
     Cash and cash equivalents — We consider all cash on hand and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value. As a result of our cash management system, checks issued by us but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in accounts payable and totaled $7.1 million as of December 31, 2008 and $13.5 million as of December 31, 2007.
     Marketable securities — Marketable securities which were purchased and sold during 2007 consisted of investments in tax-exempt mutual funds. They were classified as available for sale and were carried at fair value on the consolidated balance sheet, based on quoted prices in active markets for identical assets. The cost of securities sold was determined using the specific identification method.
     Trade accounts receivable — Trade accounts receivable are initially recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts, we take several factors into consideration including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for uncollectible accounts are included in selling, general and administrative (SG&A) expense in our consolidated statements of income. The point at which uncollected accounts are written off varies by type of customer, but generally does not exceed one year from the date of sale.
     Inventories and supplies — Inventories and supplies are stated at the lower of average cost or market. Average cost approximates computation on a first-in, first-out basis. Supplies consist of items not used directly in the production of goods, such as maintenance and janitorial supplies utilized in the production area.
     Cash held for customers — As part of our Canadian payroll services business, we collect funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients’ employees and the appropriate taxing authorities. These funds are reported as cash held for customers in our consolidated balance sheets. The corresponding liability for these obligations is included in accrued liabilities in our consolidated balance sheets.

     Long-term investments — Long-term investments consist primarily of cash surrender values of life insurance contracts. The carrying amounts reported in the consolidated balance sheets for these investments approximate fair value. Additionally, long-term investments include an investment in a domestic mutual fund with a fair value of $1.9 million as of December 31, 2008 and $3.0 million as of December 31, 2007. Fair value is based on quoted prices in active markets for identical assets, which is considered a Level 1 fair value measurement under Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. Effective January 1, 2007, we elected to report the mutual fund investment using the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the mutual fund investment. The liability under the plan equals the fair value of the mutual fund investment. Under SFAS No. 159, the investment is reported as a trading security, and changes in the fair value of both the plan asset and liability are netted within SG&A expense in the consolidated statements of income. Dividends earned by the mutual fund investment, as reported by the fund, realized gains and losses and permanent declines in value are also netted within SG&A expense in the consolidated statements of income. The cost of securities sold is determined using the average cost method. During 2008, we recognized a net unrealized loss of $1.3 million on the mutual fund investment and during 2007, we recognized a net unrealized loss of $0.1 million. Prior to January 1, 2007, the mutual fund investment was classified as an available for sale security, and unrealized gains and losses, net of tax, were reported in accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheet. As required by SFAS No. 159, the cumulative unrealized gain related to the mutual fund investment of $0.2 million, net of tax, as of January 1, 2007, was reclassified from accumulated other comprehensive loss to accumulated deficit as of January 1, 2007. The unrealized pre-tax gain on this investment as of January 1, 2007 was $0.4 million.
     Property, plant and equipment — Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are stated at historical cost. Buildings have been assigned 40-year lives and machinery and equipment are generally assigned lives ranging from one to 11 years, with a weighted-average life of 8.1 years as of December 31, 2008. Buildings, machinery and equipment are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Gains or losses resulting from the disposition of property, plant and equipment are included in SG&A expense in the consolidated statements of income, with the exception of building sales. Such sales are reported separately in the consolidated statements of income.
     Intangibles — Intangible assets are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from one to 20 years, with a weighted-average life of 6.5 years as of December 31, 2008. Customer lists and distributor contracts are amortized using accelerated methods. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events and circumstances warrant a revision to the remaining period of amortization. If our estimate of an asset’s remaining useful life is revised, the remaining carrying amount of the asset is amortized prospectively over the revised remaining useful life. As of December 31, 2008, one of our trade name assets has been assigned an indefinite life. As such, this asset is not amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2007, two of our trade name assets had been assigned indefinite lives. See Note 7 for information regarding the asset that was modified from an indefinite-lived asset to an amortizable asset. Gains or losses resulting from the disposition of intangibles are included in SG&A expense in the consolidated statements of income.
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

     Impairment of long-lived assets and amortizable intangibles — We evaluate the recoverability of property, plant, equipment and amortizable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. As quoted market prices are not available for the majority of our assets, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.
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
     Impairment of non-amortizable intangibles and goodwill — In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate the carrying value of non-amortizable intangibles and goodwill on July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) an adverse change in market conditions which are indicative of a decline in the fair value of the assets.
     When evaluating whether our indefinite-lived trade name is impaired, we compare the carrying amount of the asset to its estimated fair value. The estimate of fair value is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. Should the estimated fair value be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss is calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The impairment analyses completed during 2008 indicated impairment of trade names in our Small Business Services segment. See Note 7 for further information regarding these impairment charges and Note 18 for related information regarding market risks. In addition to the required impairment analyses, we continually evaluate the remaining useful life of our indefinite-lived asset to determine whether events and circumstances continue to support an indefinite useful life. If we determine that the asset has a finite useful life, we must first test the asset for impairment and then amortize the asset’s remaining carrying value over its estimated remaining useful life (see Note 7).
     When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using each reporting unit’s financial forecast from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. For reasonableness, the summation of our reporting units’ fair values is compared to our consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. An impairment loss is calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. Since the fair value of all our reporting units exceeded their carrying values, the impairment analyses completed during 2008, 2007 and 2006 indicated no goodwill impairment. See Note 18 for related information regarding market risks.
     Contract acquisition costs — We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs, which are essentially pre-paid product discounts, consist of cash payments or accruals related to amounts owed to financial institution clients by our Financial Services segment. Contract acquisition costs are generally amortized as reductions of revenue on the straight-line basis over the related contract term. Currently, these amounts are being amortized over periods ranging from one to 10 years, with a weighted-average life of 5.7 years as of December 31, 2008. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Should a financial institution cancel a contract prior to the agreement’s termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets. See Note 18 for related information regarding market risks.
     Advertising costs — Deferred advertising costs include materials, printing, labor and postage costs related to direct response advertising programs of our Direct Checks and Small Business Services segments. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, especially with regard to check re-orders which can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting our results of operations during the period in which the change occurred and in subsequent periods. For our Direct Checks segment, approximately 82% of the costs of individual advertisements are expensed within six months of the advertisement. The majority of the deferred advertising costs of our Small Business Services segment are fully amortized within six months of the advertisement. Deferred advertising costs are included in other non-current assets in the consolidated balance sheets, as portions are amortized over periods in excess of one year.
     Non-direct response advertising projects are expensed the first time the advertising takes place. Catalogs provided to financial institution clients of the Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense for continuing operations was $110.5 million in 2008, $120.0 million in 2007 and $115.2 million in 2006.
     Restructuring charges — Over the past several years, we have recorded restructuring accruals as a result of facility closings and cost management efforts. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as many times employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. Restructuring accruals are included in accrued liabilities in our consolidated balance sheets. In addition to severance benefits, we also typically incur other costs related to restructuring activities including, but not limited to, equipment moves, training and travel. These costs are expensed as incurred.
     Deferred income taxes — Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax reporting bases. Current deferred tax assets and liabilities are netted in the consolidated balance sheets, as are long-term deferred tax assets and liabilities. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.
     Derivative financial instruments — In the past, we have used derivative financial instruments to hedge interest rate exposures related to the issuance of long-term debt (see Note 8). We do not use derivative financial instruments for speculative or trading purposes.
     We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically either in income or in shareholders’ equity as a component of accumulated other comprehensive loss, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portion of the change in the fair value of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive loss, net of tax. We present amounts used to settle cash flow hedges as financing activities in our consolidated statements of cash flows. Changes in fair values of derivatives not qualifying as hedges are reported in income.

     Revenue recognition — We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Our services, which account for the remainder of our revenue, consist primarily of fraud prevention and payroll services, as well as web hosting and applications services. We recognize these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting and applications services are deferred and recognized as revenue on the straight-line basis over their estimated economic life. Deferred revenue is included in accrued liabilities in our consolidated balance sheets.
     Revenue includes amounts billed to customers for shipping and handling and pass-through costs, such as marketing materials for which our financial institution clients reimburse us. Costs incurred for shipping and handling and pass-through costs are reflected in cost of goods sold. For sales with a right of return, a reserve for sales returns is recorded in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, based on significant historical experience.
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
     Employee share-based compensation — Our share-based compensation consists of non-qualified stock options, restricted stock units, restricted stock and an employee stock purchase plan. On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Prior to this, we were applying the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for employee share-based awards. As such, our results of operations for all periods presented include compensation expense for all outstanding employee share-based awards. We elected to utilize the transition method outlined in Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, in accounting for the income tax consequences of employee share-based compensation awards. Upon the adoption of SFAS No. 123(R), we had a positive income tax windfall pool.
     The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model. The related compensation expense is recognized on the straight-line basis, net of estimated forfeitures, over the option’s vesting period. The fair value of restricted stock and a portion of our restricted stock unit awards is measured on the grant date based on the market value of our common stock. The related compensation expense, net of estimated forfeitures, is recognized over the applicable service period. Certain of our restricted stock unit awards may be settled in cash if an employee voluntarily chooses to leave the company. These awards are included in accrued liabilities in the consolidated balance sheets and are re-measured at fair value as of each balance sheet date. Compensation expense for the 15% discount provided under our employee stock purchase plan is recognized over the six-month purchase period. Prior to August 1, 2006, our plan contained a “look-back” provision under which the purchase price was calculated at 85% of the lower of the stock’s market value at the beginning or end of the six-month purchase period. We utilized the Black-Scholes option pricing model to calculate the fair value of these awards, and the resulting compensation expense was recognized over the six-month purchase period.
     Earnings per share — Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted-average number of common shares outstanding during the year, adjusted to give effect to potential common shares such as stock options, restricted stock units and unvested restricted stock issued under our stock incentive plan (see Note 10). When determining the denominator for the diluted earnings per share calculation under the treasury stock method, we exclude from assumed proceeds the impact of pro forma deferred tax assets.

     Comprehensive income — Comprehensive income includes charges and credits to shareholders’ equity that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, gains and losses on derivative instruments, changes in the funded status and amortization of amounts related to our pension and postretirement benefit plans, and foreign currency translation adjustments. In 2006, total comprehensive income also included minimum pension liability adjustments and unrealized gains and losses on securities. These items are no longer included in comprehensive income due to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The items of comprehensive income, with the exception of net income, are included in accumulated other comprehensive loss in our consolidated balance sheets and statements of shareholders’ equity (deficit).
     Recently adopted accounting pronouncement — In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under SFAS No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.
     Accounting pronouncements not yet adopted — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which modifies the required accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” SFAS No. 141(R) changes the accounting for business acquisitions and will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to business combinations completed after December 31, 2008. We are not able to predict the impact this guidance will have on the accounting for acquisitions we may complete in future periods. For acquisitions completed prior to January 1, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. We do not expect this new guidance to have a significant impact on our consolidated financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008. As this guidance applies only to assets we may acquire in the future, we are not able to predict its impact, if any, on our consolidated financial statements.
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
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Any additional disclosures required under this guidance will be included in our annual report on Form 10-K for the year ending December 31, 2009.

Note 2: Supplementary balance sheet and cash flow information
     Trade accounts receivable — Net trade accounts receivable was comprised of the following at December 31:

(in thousands)	2008	2007

Trade accounts receivable	$74,502	$91,145
Allowances for uncollectible accounts	(5,930)	(6,877)

Trade accounts receivable – net	$68,572	$84,268

     Changes in the allowances for uncollectible accounts were as follows:

(in thousands)	2008	2007	2006

Balance, beginning of year	$6,877	$7,915	$7,676
Bad debt expense	7,756	8,233	8,732
Write-offs, net of recoveries	(8,703)	(9,271)	(8,493)

Balance, end of year	$5,930	$6,877	$7,915

     Inventories and supplies — Inventories and supplies were comprised of the following at December 31:

(in thousands)	2008	2007

Raw materials	$4,047	$4,510
Semi-finished goods	10,807	11,046
Finished goods	6,608	8,271

Total inventories	21,462	23,827
Supplies, primarily production	4,329	6,091

Inventories and supplies	$25,791	$29,918

     Property, plant and equipment — Property, plant and equipment was comprised of the following at December 31:

(in thousands)	2008	2007

Land and land improvements	$35,097	$35,895
Buildings and building improvements	133,865	133,664
Machinery and equipment	300,029	295,197

Total	468,991	464,756
Accumulated depreciation	(340,886)	(325,896)

Property, plant and equipment – net	$128,105	$138,860

     Intangibles — Intangibles were comprised of the following at December 31:

	2008			2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Indefinite-lived:
Trade names	$24,000	$—	$24,000	$59,400	$—	$59,400
Amortizable intangibles:
Internal-use software	315,493	(260,320)	55,173	278,782	(243,472)	35,310
Customer lists/relationships	125,530	(96,963)	28,567	110,165	(85,199)	24,966
Distributor contracts	30,900	(22,792)	8,108	30,900	(19,016)	11,884
Trade names	54,861	(19,920)	34,941	29,569	(16,123)	13,446
Other	8,505	(5,213)	3,292	7,667	(4,410)	3,257

Amortizable intangibles	535,289	(405,208)	130,081	457,083	(368,220)	88,863

Intangibles	$559,289	$(405,208)	$154,081	$516,483	$(368,220)	$148,263

     Total amortization of intangibles was $42.1 million in 2008, $45.8 million in 2007 and $59.2 million in 2006. Of these amounts, amortization of internal-use software was $17.5 million in 2008, $16.6 million in 2007 and $25.2 million in 2006. Based on the intangibles in service as of December 31, 2008, estimated amortization expense for each of the next five years ending December 31 is as follows:

(in thousands)

2009	$40,210
2010	26,125
2011	17,217
2012	7,354
2013	4,804
     We acquire internal-use software in the normal course of business. In conjunction with acquisitions (see Note 4), we also acquired certain other amortizable intangible assets. The following intangible assets were acquired during the years indicated:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		average		average		average
		amortization		amortization		amortization
(in thousands)	Amount	period	Amount	period	Amount	period

Internal-use software	$39,418	3 years	$17,394	4 years	$18,984	3 years
Customer lists/ relationships	19,292	11 years	—	—	4,200	5 years
Trade names	1,016	9 years	—	—	1,400	5 years
Other	900	3 years	—	—	—	—

Acquired intangibles	$60,626	6 years	$17,394	4 years	$24,584	4 years

     Goodwill – As of December 31, 2008, goodwill was comprised of the following:

(in thousands)

Acquisition of New England Business Service, Inc. (NEBS) in June 2004	$492,082
Acquisition of Designer Checks, Inc. in February 2000(1)	77,970
Acquisition of Hostopia.com Inc. in August 2008 (see Note 4)	68,555
Acquisition of the Johnson Group in October 2006 (see Note 4)(1)	7,320
Acquisition of Direct Checks in December 1987	4,267
Acquisition of Logo Design Mojo, Inc. in April 2008 (see Note 4)(1)	1,336
Acquisition of Dots and Pixels, Inc. in July 2005	856
Acquisition of All Trade Computer Forms, Inc. in February 2007 (see Note 4)	658

Goodwill	$653,044

(1)	This goodwill is deductible for income tax purposes.
     Changes in goodwill were as follows:

	Small
	Business	Direct
(in thousands)	Services	Checks	Total

Balance, December 31, 2006	$507,935	$82,237	$590,172
Sale of industrial packaging product line (see Note 4)	(5,864)	—	(5,864)
Adjustment to NEBS acquisition income tax receivable and deferred income taxes	(915)	—	(915)
Acquisition of All Trade Computer Forms, Inc. (see Note 4)	711	—	711
Adoption of FIN No. 48 (see Note 9)	576	—	576
Currency translation adjustment	243	—	243

Balance, December 31, 2007	502,686	82,237	584,923
Acquisition of Hostopia.com Inc. (see Note 4)	68,555	—	68,555
Acquisition of Logo Design Mojo, Inc. (see Note 4)	1,359	—	1,359
Adjustment to NEBS acquisition uncertain tax positions	(1,436)	—	(1,436)
Currency translation adjustment	(357)	—	(357)

Balance, December 31, 2008	$570,807	$82,237	$653,044

     Fair value measurements - On January 1, 2007, we adopted SFAS No. 157, Fair Value Measurements. This standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP) in the United States. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Because we adopted SFAS No. 157 on January 1, 2007, the delay outlined in FSP No. FAS 157-2 does not apply to us.
     On a recurring basis, we measure at fair value a long-term investment in a domestic mutual fund using quoted prices in active markets for identical assets. This is considered a Level 1 fair value measurement under SFAS No. 157. This investment had a fair value of $1.9 million as of December 31, 2008 and $3.0 million as of December 31, 2007. Further information regarding this investment is provided in our long-term investments policy in Note 1.

     As of July 31 of each year we complete the annual impairment analysis of indefinite-lived intangibles and goodwill. We completed an additional analysis as of December 31, 2008, based on the continuing impact of the economic downturn on our expected operating results. Information regarding the methodology used to determine the fair value of these assets is provided in the impairment of non-amortizable intangibles and goodwill policy in Note 1. Also during 2008, we measured the net assets of discontinued operations at fair value (see Note 5). Information regarding these nonrecurring fair value measurements completed as of December 31, 2008 and July 31, 2007 was as follows:

		Fair value measurements using
	Fair value	Quoted prices in		Significant
	as of	active markets	Significant other	unobservable
	measurement	for identical	observable	inputs
(in thousands)	date	assets (Level 1)	inputs (Level 2)	(Level 3)

2008:
Indefinite-lived trade name	$24,296	$—	$—	$24,296
Amortizable NEBS® trade name (see Note 7)	25,845	—	—	25,845
Goodwill(1)	1,306,718	—	—	1,306,718
Discontinued operations	678	—	678	—
2007:
Indefinite-lived trade names	74,503	—	—	74,503
Goodwill(1)	2,494,281	—	—	2,494,281

(1)	Fair value represents the fair value of reporting units to which goodwill is assigned. Because the fair value of each of our reporting units was greater than its carrying value, the implied fair value of goodwill was not required to be calculated.
     During 2008, we recorded impairment charges related to our indefinite-lived trade names. See Note 7 for further discussion of these impairment charges. Also, see Note 18 for discussion of market risks related to goodwill and our indefinite-lived trade name.
     Other non-current assets - Other non-current assets as of December 31 were comprised of the following:

(in thousands)	2008	2007

Contract acquisition costs (net of accumulated amortization of $99,502 and $82,976, respectively)	$37,706	$55,516
Deferred advertising costs	20,189	24,148
Other	21,980	28,246

Other non-current assets	$79,875	$107,910

      See Note 18 for a discussion of market risks related to contract acquisition costs. Changes in contract acquisition costs were as follows:

(in thousands)	2008	2007	2006

Balance, beginning of year	$55,516	$71,721	$93,664
Additions(1)	8,808	11,984	14,633
Amortization	(26,618)	(28,189)	(36,576)

Balance, end of year	$37,706	$55,516	$71,721

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $9,008 in 2008, $14,230 in 2007 and $17,029 in 2006.

     Accrued liabilities - Accrued liabilities as of December 31 were comprised of the following:

(in thousands)	2008	2007

Customer rebates	$29,113	$20,397
Cash held for customers	26,078	23,285
Restructuring (see Note 6)	20,379	5,050
Employee profit sharing and pension	15,061	39,995
Wages, including vacation	12,176	16,960
Interest	5,394	5,414
Other	34,398	38,874

Accrued liabilities	$142,599	$149,975

     Supplemental cash flow disclosures - Cash payments for interest and income taxes were as follows for the years ended December 31:

(in thousands)	2008	2007	2006

Interest paid	$50,441	$57,077	$57,035
Income taxes paid	59,997	89,944	74,891
     As of December 31, 2008, we had accounts payable of $2.0 million related to capital asset purchases. These amounts were reflected in property, plant and equipment and intangibles in our consolidated balance sheet as of December 31, 2008, as we did receive the assets as of that date. The payment of these liabilities will be included in purchases of capital assets on the consolidated statements of cash flows when these liabilities are paid. As of December 31, 2007, we had accounts payable of $3.9 million related to capital asset purchases.
     Marketable securities purchased and sold during 2007 consisted primarily of investments in tax-exempt mutual funds. The funds were comprised of variable rate demand notes, municipal bonds and notes, and commercial paper. The cost of these investments equaled their fair value due to the short-term duration of the underlying investments. No realized or unrealized gains or losses on marketable securities were generated during 2007. Purchases of and proceeds from sales of available for sale marketable securities were $1,057.5 million for 2007. We did not hold marketable securities during 2008 or 2006.
     During 2008, we completed the sale of our Flagstaff, Arizona facility, which was closed in August 2008. Proceeds from the sale were $4.2 million, resulting in a pre-tax gain of $1.4 million. During 2007, we completed the sale of the assets of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million (see Note 4). During 2006, we completed the sale of three Financial Services facilities which were closed in 2004 and one Small Business Services facility which was closed prior to our acquisition of NEBS in June 2004. Proceeds from these sales were $9.2 million in total, resulting in a net pre-tax gain of $4.6 million.
     For 2007, other investing activities reported on the consolidated statement of cash flows was primarily comprised of cash proceeds of $1.6 million from a mortgage note receivable, benefits of $1.2 million received under life insurance policies and cash proceeds of $1.1 million received from the sale of miscellaneous fixed assets.

Note 3: Earnings per share
     The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

(in thousands, except per share amounts)	2008	2007	2006

Earnings per share — basic:
Income from continuing operations	$105,872	$145,117	$100,838
Weighted-average shares outstanding	50,905	51,436	51,001
Earnings per share — basic	$2.08	$2.82	$1.98

Earnings per share — diluted:
Income from continuing operations	$105,872	$145,117	$100,838
Re-measurement of share-based awards classified as liabilities	(367)	(10)	(584)

Income available to common shareholders	$105,505	$145,107	$100,254

Weighted-average shares outstanding	50,905	51,436	51,001
Dilutive impact of options, restricted stock units, unvested restricted stock and employee stock purchase plan	445	496	229

Weighted-average shares and potential dilutive shares outstanding	51,350	51,932	51,230

Earnings per share — diluted	$2.05	$2.79	$1.96

Weighted-average antidilutive options excluded from calculation	3,505	2,124	3,028
     Earnings per share amounts for continuing operations, discontinued operations and net income, as presented on the consolidated statements of income, are calculated individually and may not sum due to rounding differences.
Note 4: Acquisitions and disposition
     2008 acquisitions — In June 2008, we entered into a definitive agreement to acquire all of the common shares of Hostopia.com Inc. (Hostopia) in a cash transaction for $99.4 million, net of cash acquired. The transaction closed on August 6, 2008, and we utilized availability under our existing lines of credit to fund the acquisition. Hostopia is a provider of web services that enable small businesses to establish and maintain an internet presence. It also provides email marketing, fax-to-email, mobility synchronization and other services and is included in our Small Business Services segment. Hostopia’s operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in goodwill of $68.6 million. We believe this acquisition resulted in the recognition of goodwill as Hostopia provides a unified, scaleable services delivery technology platform which we expect to utilize as we strive to obtain a greater portion of our revenue from annuity-based business services. We plan to use Hostopia’s technology architecture as the primary delivery platform for these business services offerings.

     The following illustrates our allocation of the Hostopia purchase price to the assets acquired and liabilities assumed:

(in thousands)

Cash and cash equivalents	$23,747
Other current assets	5,011
Intangibles	35,000
Goodwill	68,555
Other non-current assets	4,104
Current liabilities	(3,583)
Non-current liabilities	(9,737)

Total purchase price	123,097
Less: cash acquired	(23,747)

Purchase price, net of cash acquired	$99,350

     Acquired intangible assets included internal-use software valued at $17.9 million with useful lives ranging from 3 to 5 years, customer lists/relationships valued at $16.2 million with a useful life of 12 years and a trade name valued at $0.9 million with a useful life of 10 years. The software and trade name assets are being amortized using the straight-line method, while the customer lists/relationships are being amortized using an accelerated method.
     We also acquired the assets of PartnerUp, Inc. (PartnerUp), Logo Design Mojo, Inc. (Logo Mojo) and Yoffi Digital Press (Yoffi) during 2008 for an aggregate cash amount of $5.5 million. The PartnerUp transaction includes contingent compensation payments through 2012 based on PartnerUp’s revenue and operating margin, provided the sellers remain employed by the company. PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with resources and contacts to build their businesses. Logo Mojo is a Canadian-based online logo design firm and Yoffi is a commercial digital printer specializing in custom marketing material. The results of all three businesses are included in Small Business Services from their acquisition dates. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $1.4 million related to the Logo Mojo acquisition. We believe this acquisition resulted in goodwill primarily due to Logo Mojo’s web-based workflow which we are incorporating into our processes and which we expect will increase our product offerings for small businesses. The assets acquired consisted primarily of internal-use software which is being amortized on the straight-line basis over 3 years.
     As our 2008 acquisitions are immaterial to our operating results both individually and in the aggregate, pro forma results of operations are not provided.
     2007 acquisition — In February 2007, we acquired all of the common stock of All Trade Computer Forms, Inc. (All Trade) for cash of $2.3 million, net of cash acquired. All Trade is a custom form printer based in Canada and is included in our Small Business Services segment. The acquisition was funded using availability on our existing credit facilities. All Trade’s operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $0.7 million. We believe this acquisition resulted in goodwill due to All Trade’s expertise in custom printing which we expected to help us expand our core printing capabilities and product offerings for small businesses.
     2007 disposition — In January 2007, we completed the sale of the assets of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on diluted earnings per share because the effective tax rate specifically attributable to the gain was higher since the goodwill written-off is not deductible for tax purposes. This product line generated approximately $51 million of revenue in 2006. The disposition of this product line did not qualify to be reported as discontinued operations in our consolidated financial statements.
     2006 acquisition - On October 25, 2006, we acquired the assets of the Johnson Group and its affiliated companies for $16.5 million, net of cash acquired. The Johnson Group provides prepress, printing, mailing and fulfillment, and finishing services and is included in our Small Business Services segment. The acquisition was funded using availability on our existing credit facilities. The Johnson Group’s operating results are included in our consolidated results of operations from the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $7.3 million, which is deductible for tax purposes. We believe this acquisition resulted in the recognition of goodwill primarily because of the opportunities it provided to expand our business in the custom, full color, digital and web-to-print space with our small business customers. Amortizable customer lists of $4.2 million are being amortized over five years using accelerated methods and amortizable trade names of $1.4 million are being amortized over five years on the straight-line basis. Other assets acquired consisted primarily of trade accounts receivable and property, plant and equipment.
Note 5: Discontinued operations
     Discontinued operations in 2008 and 2007 consisted of our Russell & Miller (R&MSM) retail packaging and signage business. We evaluate our businesses and product lines periodically for strategic fit within our operations. In December 2008, we determined that this non-strategic business met the criteria to be classified as discontinued operations in our consolidated financial statements. Based on the estimated fair value of this business, we reduced the carrying value of its long-lived assets and inventories and recorded a pre-tax charge of $3.4 million, which was included in net loss from discontinued operations in our 2008 consolidated statement of income. On January 31, 2009, we completed the sale of this business for cash proceeds of $0.3 million plus a note receivable. Our estimate of fair value is considered a Level 2 fair value measurement under SFAS No. 157, Fair Value Measurements, as it was based upon the estimated realizable proceeds from the sale less selling costs. Assets of discontinued operations are included in our Small Business Services segment and consisted of the following at December 31:

(in thousands)	2008	2007

Trade accounts receivable	$852	$1,419
Inventories and supplies	36	2,361
Other current assets	120	155
Property, plant, equipment and intangibles	—	608
Goodwill	—	371
Other non-current assets	—	1,862
Accounts payable and accrued liabilities	(330)	(836)

Net assets of discontinued operations	$678	$5,940

     In addition to the R&M business, discontinued operations in 2006 also included the rental income and expenses associated with a building located in the United Kingdom related to NEBS European businesses which were sold in December 2004. The building was sold in the second quarter of 2006 for $3.0 million, resulting in a pre-tax gain of $0.5 million.
     Revenue and income from discontinued operations were as follows:

(in thousands)	2008	2007	2006

Revenue	$14,378	$17,482	$20,368

Loss from operations	$(3,031)	$(2,360)	$(226)
(Loss) gain on disposal	(3,416)	—	543
Income tax benefit (expense)	2,209	758	(201)

Net (loss) income from discontinued operations	$(4,238)	$(1,602)	$116

Note 6: Restructuring charges
     2008 restructuring charges - During 2008, we recorded net restructuring charges of $28.3 million. Of this amount, $24.0 million related to accruals for employee severance, while the remainder included other expenses related to our restructuring activities, including the write-off of spare parts, the acceleration of employee share-based compensation expense, equipment moves, training and travel. Our restructuring accruals for severance benefits related to the closing of six manufacturing facilities and two customer call centers, as well as employee reductions within our business unit support and corporate shared services functions, including sales, marketing and fulfillment. These actions were the result of the continuous review of our cost structure in response to the impact a weakened U.S. economy continues to have on our business, as well as our previously announced cost reduction initiatives. The restructuring accruals included severance benefits for 1,399 employees. One of the customer call centers was closed during the third quarter of 2008 and one manufacturing facility was closed in December 2008. Three of the manufacturing facilities and the remaining call center are expected to close in the first half of 2009, while the remaining two manufacturing facilities are expected to close in the second half of 2009.
     The majority of the employee reductions are expected to be completed by the end of 2009. As such, we expect most of the related severance payments to be fully paid by the first half of 2010, utilizing cash from operations. The net restructuring charges included the reversal of $2.4 million of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. The severance charges, net of reversals, were reflected as restructuring charges within cost of goods sold of $11.4 million and restructuring charges within operating expenses of $12.6 million in the 2008 consolidated statement of income.
     The other costs related to our restructuring activities were expensed as incurred. We recorded a $3.0 million write-off during 2008 of the carrying value of spare parts used on our offset printing presses. During a third quarter review of our cost structure, we made the decision to expand our use of digital printing technology. As such, a portion of the spare parts kept on hand for use on our offset printing presses was written down to zero, as these parts have no future use or market value. The spare parts were included in other non-current assets in our consolidated balance sheet and the write-down was included in restructuring charges within cost of goods sold in our 2008 consolidated statement of income. The other restructuring costs were reflected as restructuring charges within cost of goods sold of $0.5 million and restructuring charges within operating expenses of $0.8 million in the 2008 consolidated statement of income.
     2007 restructuring charges - During 2007, we recorded net restructuring charges of $4.3 million related to accruals for employee severance benefits for employee reductions across various functional areas resulting from our cost reduction initiatives. The restructuring accruals included severance benefits for 217 employees. These employee reductions were substantially completed during 2008, with severance payments expected to be fully paid by mid-2009, utilizing cash from operations. The net restructuring charges included the reversal of $2.6 million of previously recorded restructuring accruals due to fewer employees receiving severance benefits than originally estimated, as well as the re-negotiation of operating lease obligations. The restructuring charges, net of reversals, were reflected as a $0.4 million reduction of restructuring charges within cost of goods sold and an increase of $4.7 million in restructuring charges within operating expenses in the 2007 consolidated statement of income. In addition, we recorded accruals for employee severance benefits of $0.2 million which reduced the gain recognized on the sale of our industrial packaging product line (see Note 4) in the 2007 consolidated statement of income.
     2006 restructuring charges — During 2006, we recorded net restructuring charges of $12.4 million. Of this amount, $10.9 million related to accruals for employee severance, while the remainder included other expenses related to our restructuring activities, including equipment moves, training and travel. Our restructuring accruals for severance benefits related to employee reductions within our shared services functions of sales, marketing, customer care, fulfillment, information technology, human resources and finance, as well as the closing of our Financial Services customer service call center located in Syracuse, New York. The Syracuse facility was closed in January 2007 and the other employee reductions were substantially completed in the fourth quarter of 2007. These actions were the result of our cost reduction initiatives. The restructuring accruals included severance payments for 551 employees, the majority of which were paid in 2007 utilizing cash from operations. The net restructuring charges included the reversal of $0.2 million of previously recorded restructuring accruals. The severance charges, net of reversals, were reflected as restructuring charges within cost of goods sold of $1.1 million and restructuring charges within operating expenses of $9.8 million in the 2006 consolidated statement of income. The other restructuring costs were reflected as restructuring charges within cost of goods sold of $0.8 million and restructuring charges within operating expenses of $0.7 million in the 2006 consolidated statement of income.

     Acquisition-related restructuring — In conjunction with the NEBS acquisition in June 2004, we recorded restructuring accruals of $30.2 million related to NEBS activities which we decided to exit. The restructuring accruals included severance benefits and $2.8 million due under noncancelable operating leases on facilities which were vacated as we consolidated operations. The severance accruals included payments due to 701 employees. All severance benefits were fully paid by the end of 2007 and the remaining payments due under the operating lease obligations will be paid through early 2009, utilizing cash from operations.
     Restructuring accruals of $20.4 million as of December 31, 2008 and $5.1 million as of December 31, 2007 are reflected in accrued liabilities in our consolidated balance sheets. As of December 31, 2008, 975 employees had not yet started to receive severance benefits. By company initiative, our restructuring accruals were as follows:

		NEBS
	2004	acquisition	2006	2007	2008
(in thousands)	initiatives	related	initiatives	initiatives	initiatives	Total

Balance, December 31, 2005	$10	$6,533	$—	$—	$—	$6,543
Restructuring charges	—	438	10,701	—	—	11,139
Restructuring reversals	—	—	(229)	—	—	(229)
Payments, primarily severance	(10)	(5,146)	(1,086)	—	—	(6,242)

Balance, December 31, 2006	—	1,825	9,386	—	—	11,211
Restructuring charges	—	—	158	6,928	—	7,086
Restructuring reversals	—	(656)	(1,415)	(562)	—	(2,633)
Payments, primarily severance	—	(1,133)	(7,804)	(1,677)	—	(10,614)

Balance, December 31, 2007	—	36	325	4,689	—	5,050
Restructuring charges	—	—	5	253	26,134	26,392
Restructuring reversals	—	(1)	(27)	(843)	(1,531)	(2,402)
Payments, primarily severance	—	(16)	(108)	(3,764)	(4,773)	(8,661)

Balance, December 31, 2008	$—	$19	$195	$335	$19,830	$20,379

Cumulative amounts:
Restructuring charges	$5,850	$30,243	$10,864	$7,181	$26,134	$80,272
Restructuring reversals	(531)	(840)	(1,671)	(1,405)	(1,531)	(5,978)
Payments, primarily severance	(5,319)	(29,384)	(8,998)	(5,441)	(4,773)	(53,915)

Balance, December 31, 2008	$—	$19	$195	$335	$19,830	$20,379

     The components of our restructuring accruals, by segment, were as follows:

					Operating
					lease
	Employee severance benefits				obligations
	Small				Small
	Business	Financial	Direct		Business
(in thousands)	Services	Services	Checks	Corporate(1)	Services	Total

Balance, December 31, 2005	$3,835	$—	$10	$—	$2,698	$6,543
Restructuring charges	2,754	3,261	128	4,949	47	11,139
Restructuring reversals	(4)	(165)	—	(60)	—	(229)
Payments	(4,281)	(393)	(10)	(408)	(1,150)	(6,242)

Balance, December 31, 2006	2,304	2,703	128	4,481	1,595	11,211
Restructuring charges	2,625	1,049	—	3,412	—	7,086
Restructuring reversals	(233)	(471)	(142)	(1,236)	(551)	(2,633)
Inter-segment transfer	633	378	32	(1,043)	—	—
Payments	(3,328)	(2,706)	(18)	(3,554)	(1,008)	(10,614)

Balance, December 31, 2007	2,001	953	—	2,060	36	5,050
Restructuring charges	7,076	3,579	341	15,187	209	26,392
Restructuring reversals	(637)	(405)	(2)	(1,357)	(1)	(2,402)
Inter-segment transfer	378	739	61	(1,178)	—	—
Payments	(4,844)	(1,249)	(249)	(2,303)	(16)	(8,661)

Balance, December 31, 2008	$3,974	$3,617	$151	$12,409	$228	$20,379

Cumulative amounts:
Restructuring charges	$39,448	$10,285	$3,051	$24,361	$3,127	$80,272
Restructuring reversals	(1,057)	(1,465)	(242)	(2,662)	(552)	(5,978)
Inter-segment transfer	1,011	1,117	93	(2,221)	—	—
Payments	(35,428)	(6,320)	(2,751)	(7,069)	(2,347)	(53,915)

Balance, December 31, 2008	$3,974	$3,617	$151	$12,409	$228	$20,379

(1)	As discussed in Note 17: Business segment information, corporate costs are allocated to our business segments. As such, the net Corporate restructuring charges are reflected in the business segment operating income presented in Note 17 in accordance with our allocation methodology.
Note 7: Asset impairment charges
     We completed the annual impairment analysis of goodwill and indefinite-lived assets during the third quarter of 2008. As a result of this analysis, we recorded non-cash asset impairment charges of $9.3 million related to the two indefinite-lived trade names in our Small Business Services segment due to the impact of the economic downturn on our expected operating results and the broader effects of recent U.S. market conditions on the fair value of the assets. We completed an additional impairment analysis as of December 31, 2008, based on the continuing impact of the economic downturn on our expected operating results. As a result, we recorded an additional asset impairment charge of $0.3 million related to the NEBS® trade name during the fourth quarter of 2008, bringing the carrying value of this asset to $25.8 million as of December 31, 2008. The impairment analysis completed as of December 31, 2008, indicated no additional impairment of our other indefinite-lived trade name, the Safeguard® trade name, which had a carrying value of $24.0 million as of December 31, 2008. Because of the further deterioration in our expected operating results, we determined that the NEBS trade name no longer has an indefinite life, and thus, will be amortized over its estimated economic life of 20 years on the straight-line basis beginning in 2009. In addition to the impairment of indefinite-lived trade names, we also recorded an impairment charge of $0.4 million during the third quarter of 2008 related to an amortizable trade name. This impairment resulted from a change in our branding strategy. See Note 2 for further information regarding the fair value measurements completed during 2008, as well as Note 18 for a related discussion of market risks.

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
Note 8: Derivative financial instruments
     During 2004, we entered into $225.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the debt we issued in October 2004 (see Note 13). The termination of the lock agreements in 2004 yielded a deferred pre-tax loss of $17.9 million. During 2002, we entered into two forward rate lock agreements to effectively hedge the annual interest rate on $150.0 million of the $300.0 million notes issued in December 2002 (see Note 13). The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4.0 million. These losses are reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and are being reclassified ratably to our statements of income as increases to interest expense over the term of the related debt.
Note 9: Income tax provision
     The components of the income tax provision for continuing operations were as follows:

(in thousands)	2008	2007	2006

Current tax provision:
Federal	$47,714	$60,454	$74,357
State	7,380	9,164	4,968

Total	55,094	69,618	79,325
Deferred tax (benefit) provision	(790)	5,280	(37,375)

Provision for income taxes	$54,304	$74,898	$41,950

     The effective tax rate on pre-tax income from continuing operations differed from the U.S. federal statutory tax rate of 35% as follows:

	2008	2007	2006

Income tax at federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal income tax benefit	2.7%	2.7%	0.4%
Change in unrecognized tax benefits, including interest and penalties	1.1%	0.2%	—
Change in tax contingencies(1)	—	—	0.7%
Deferred income tax adjustment(2)	—	—	(3.5%)
Qualified production activity deduction	(1.7%)	(1.8%)	(1.6%)
Receivables for prior year tax returns(3)	(1.5%)	(1.4%)	—
Other	(1.7%)	(0.7%)	(1.6%)

Income tax provision	33.9%	34.0%	29.4%

(1)	During 2006, accruals related to unresolved tax contingencies more than offset net accrual reversals of $1.5 million related to settled issues, primarily resulting from the expiration of the statute of limitations in various state income tax jurisdictions.

(2)	During 2006, we reduced our provision for income taxes $5.0 million for the true-up of certain deferred income tax balances. As this item was not material to our current or prior periods, we recorded a one-time, discrete benefit to our provision for income taxes for the year ended December 31, 2006.

(3)	Relates to amendments to prior year income tax returns claiming refunds primarily associated with the funding of medical costs through our voluntary employee beneficiary association (VEBA) trust, as well as state income tax credits and related interest.
     On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. This standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in our judgment is greater than 50% likely to be realized. The total amount of unrecognized tax benefits as of January 1, 2007 was $16.2 million, excluding accrued interest and penalties. As of January 1, 2007, $4.7 million of interest and penalties was accrued, excluding the tax benefits of deductible interest. Interest and penalties recorded for uncertain tax positions were included in our provision for income taxes in the consolidated statements of income prior to the adoption of FIN No. 48, and we continue this classification subsequent to the adoption of FIN No. 48. Prior to the adoption of FIN No. 48, we established reserves for income tax contingencies when, despite our belief that the tax return positions were fully supportable, certain positions were likely to be challenged. We adjusted these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Our effective tax rate for 2006 included the impact of reserve provisions and changes to reserves, as well as related interest and penalties. Our reserve for contingent tax liabilities totaled $8.9 million as of December 31, 2006.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)

Balance, January 1, 2007	$16,202
Additions for tax positions of current year	898
Additions for tax positions of prior years	979
Reductions for tax positions of prior years	(1,159)
Settlements	(2,131)
Lapse of statutes of limitations	(394)

Balance, December 31, 2007	14,395
Additions for tax positions of current year	975
Additions for tax positions of prior years	3,136
Reductions for tax positions of prior years	(2,845)
Settlements	(2,291)
Lapse of statutes of limitations	(1,913)

Balance, December 31, 2008	$11,457

     If the unrecognized tax benefits as of December 31, 2008 were recognized in our consolidated financial statements, $6.9 million would affect our effective tax rate. Accruals for interest and penalties, excluding the tax benefits of deductible interest, were $4.0 million as of December 31, 2008 and $4.8 million as of December 31, 2007. Our income tax provision included expense for interest and penalties of $0.2 million in 2008 and $0.9 million in 2007.
     The statute of limitations for federal tax assessments for 2004 and prior years has closed, with the exception of 2000. Our federal income tax returns for 2005 through 2008 remain subject to Internal Revenue Service examination. In general, income tax returns for the years 2004 through 2008 remain subject to examination by major state and city jurisdictions. In the event that we have determined not to file income tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
     Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $5.8 million to an increase of $0.6 million as we attempt to settle certain federal and state tax matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes may have on our effective tax rate.
     The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

     Tax-effected temporary differences which gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2008		2007
		Deferred		Deferred
	Deferred	tax	Deferred	tax
(in thousands)	tax assets	liabilities	tax assets	liabilities

Goodwill	$—	$26,627	$—	$21,793
Intangible assets	—	26,657	—	24,326
Deferred advertising costs	—	7,664	—	9,800
Property, plant and equipment	—	781	2,840	—
Employee benefit plans	44,164	—	33,106	—
Reserves and accruals	13,393	—	10,959	—
Interest rate lock agreements (see Note 8)	4,535	—	5,279	—
Federal benefit of state uncertain tax positions	4,080	—	4,982	—
Inventories	3,168	—	2,137	—
All other	4,445	2,953	4,995	3,040

Total deferred taxes	73,785	64,682	64,298	58,959
Valuation allowance	(769)	—	(632)	—

Net deferred taxes	$73,016	$64,682	$63,666	$58,959

     Deferred U.S. and state income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries.
     The valuation allowances primarily relate to Canadian operating loss carryforwards which we do not expect to fully realize. As of December 31, 2008, we had Canadian operating loss carryforwards of $3.4 million which expire at various dates between 2010 and 2015. We also had state net operating loss carryforwards of $2.2 million which expire at various dates up to 2029.
Note 10: Share-based compensation plans
     Our employee share-based compensation plans consist of our employee stock purchase plan and our stock incentive plan. Effective April 30, 2008, our shareholders approved a new stock incentive plan, simultaneously terminating our previous plan. Under the new plan, 4.0 million shares of common stock were reserved for issuance, with 3.7 million shares remaining available for issuance as of December 31, 2008. Under the plan, full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.29, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.29. We currently have non-qualified stock options, restricted stock units and restricted share awards outstanding under our current and previous plans. See the employee share-based compensation policy in Note 1 for our policies regarding the recognition of compensation expense for employee share-based awards.
     The following amounts were recognized in our consolidated statements of income for share-based compensation awards:

(in thousands)	2008	2007	2006

Stock options	$4,296	$2,766	$2,025
Restricted shares and restricted stock units	4,987	10,425	3,379
Employee stock purchase plan	400	342	787

Total share-based compensation expense	$9,683	$13,533	$6,191

Income tax benefit	$3,475	$4,709	$1,826

     As of December 31, 2008, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $8.1 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.2 years.
     Non-qualified stock options - All options allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to seven years following the date of grant. In the case of qualified retirement, death, disability or involuntary termination without cause, options vest immediately and the period over which the options can be exercised is shortened. Employees forfeit unvested options when they voluntarily terminate their employment with the company, and they have up to three months to exercise vested options before they are cancelled. In the case of involuntary termination with cause, the entire unexercised portion of the award is cancelled. All options vest immediately upon a change of control, as defined in the award agreement. The following weighted-average assumptions were used in the Black-Scholes option pricing model in determining the fair value of stock options granted:

	2008	2007	2006

Risk-free interest rate (%)	3.0	4.8	4.6
Dividend yield (%)	3.8	4.4	4.2
Expected volatility (%)	33.2	26.1	22.1
Weighted-average option life (years)	4.6	4.5	4.7
     The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock. Prior to January 1, 2008, we utilized the simplified method to determine the expected option life, based upon the vesting and original contractual terms of the option. Beginning in 2008, we utilized a more detailed calculation of the expected option life based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.
     Information regarding options issued under the current and all previous plans was as follows:

				Weighted-
			Aggregate	average
		Weighted-	intrinsic	remaining
	Number of	average exercise	value (in	contractual
	option shares	price	thousands)	term (years)

Outstanding at December 31, 2005	2,960,385	$38.46
Granted	795,700	25.83
Exercised	(295,485)	19.19
Forfeited or expired	(393,642)	36.53

Outstanding at December 31, 2006	3,066,958	37.27
Granted	914,425	32.73
Exercised	(425,777)	31.36
Forfeited or expired	(271,377)	37.89

Outstanding at December 31, 2007	3,284,229	36.85
Granted	662,164	22.15
Exercised	(19,164)	20.24
Forfeited or expired	(821,834)	38.05

Outstanding at December 31, 2008	3,105,395	33.50	$2	3.2

Exercisable at December 31, 2006	2,265,244	$40.46
Exercisable at December 31, 2007	1,988,907	40.78
Exercisable at December 31, 2008	1,977,119	37.43	$—	1.9

     The weighted-average grant-date fair value of options granted was $4.92 per share for 2008, $6.01 per share for 2007 and $4.17 per share for 2006. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $0.1 million for 2008, $3.5 million for 2007 and $2.1 million for 2006.
     Restricted stock units - Certain employees have the option to receive a portion of their bonus payment in the form of restricted stock units. When employees elect this payment method, we provide an additional matching amount of restricted stock units equal to one-half of the restricted stock units earned under the bonus plan. These awards vest two years from the date of grant. In the case of approved retirement, death, disability or change of control, the units vest immediately. In the case of involuntary termination without cause or voluntary termination, employees receive a cash payment for the units earned under the bonus plan, but forfeit the company-provided matching amount.
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
     Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our restricted stock units was as follows:

				Weighted-
			Aggregate	average
		Weighted-	intrinsic	remaining
	Number of	average grant	value (in	contractual
	units	date fair value	thousands)	term (years)

Outstanding at December 31, 2005	126,101	$35.68
Granted	15,938	22.38
Vested	(20,307)	35.44
Forfeited	(41,875)	35.23

Outstanding at December 31, 2006	79,857	33.31
Granted	10,743	34.71
Vested	(37,490)	34.53

Outstanding at December 31, 2007	53,110	32.73
Granted	102,991	23.42
Vested	(10,720)	25.79

Outstanding at December 31, 2008	145,381	26.65	$2,175	3.8

     Of the awards outstanding as of December 31, 2008, 47,495 restricted stock units were classified as liabilities in our consolidated balance sheet at a value of $0.7 million. As of December 31, 2008, these units had a fair value of $14.96 per unit and a weighted-average remaining contractual term of 1.1 years.
     The total intrinsic value of restricted stock units vesting was $0.1 million for 2008, $1.1 million for 2007 and $0.4 million for 2006. We made cash payments to settle share-based liabilities of $2,000 in 2008, $0.1 million in 2007 and $0.5 million in 2006.
     Restricted shares - We currently have two types of restricted share awards outstanding. Certain of these awards have a set vesting period at which time the restrictions on the shares lapse. The vesting period on these awards currently ranges from two to three years. We have also granted performance-accelerated restricted shares. The restrictions on these awards lapse three years from the grant date. However, if the performance criteria are met, the restrictions on one-half of the awards will lapse one year from the grant date. For both types of restricted share awards, the restrictions lapse immediately in the case of qualified retirement, death or disability. In the case of involuntary termination without cause or a change of control, restrictions on a pro-

rata portion of the shares lapse based on how much of the vesting period has passed. In the case of voluntary termination of employment or termination with cause, the remaining restricted shares are forfeited.
     Information regarding unvested restricted shares was as follows:

		Weighted-
	Number of	average grant
	shares	date fair value

Unvested at December 31, 2005	82,883	$40.70
Granted	401,630	25.51
Vested	(20,958)	36.90
Forfeited	(85,462)	28.99

Unvested at December 31, 2006	378,093	27.52
Granted	250,150	33.00
Vested	(87,133)	29.09
Forfeited	(36,977)	30.10

Unvested at December 31, 2007	504,133	29.78
Granted	242,993	22.08
Vested	(245,331)	30.46
Forfeited	(48,866)	27.48

Unvested at December 31, 2008	452,929	25.53

     The total fair value of restricted shares vesting was $5.2 million for 2008, $3.3 million for 2007 and $0.4 million for 2006.
     Employee stock purchase plan - During 2008, 156,157 shares were issued under this plan at prices of $20.69 and $12.16. During 2007, 90,452 shares were issued under this plan at prices of $25.44 and $32.10. During 2006, 180,277 shares were issued under this plan at prices of $22.76 and $14.45.
Note 11: Employee benefit plans
     Profit sharing, defined contribution and 401(k) plans - We maintain a profit sharing plan, a defined contribution pension plan and a plan established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. These plans cover substantially all full-time and some part-time employees. Employees are eligible to participate in the plans on the first day of the quarter following their first full year of service. We also provide cash bonus programs under which employees may receive an annual cash bonus payment based on our annual operating performance.
     Contributions to the profit sharing and defined contribution plans are made solely by Deluxe and are remitted to the plans’ respective trustees. Benefits provided by the plans are paid from accumulated funds of the trusts. In 2008, 2007 and 2006, contributions to the defined contribution pension plan equaled 4% of eligible compensation. Contributions to the profit sharing plan vary based on the company’s performance. Under the 401(k) plan, employees under the age of 50 could contribute up to the lesser of $15,500 or 50% of eligible wages during 2008. Employees 50 years of age or older could make contributions of up to $20,500 during 2008. Beginning on the first day of the quarter following an employee’s first full year of service, we match 100% of the first 1% of wages contributed by employees and 50% of the next 4% of wages contributed. All employee and employer contributions are remitted to the plans’ respective trustees and benefits provided by the plans are paid from accumulated funds of the trusts. Payments made under the cash bonus programs vary based on the company’s performance and are paid in cash directly to employees.
     Employees are provided a broad range of investment options to choose from when investing their profit sharing, defined contribution and 401(k) plan funds. Investing in our common stock is not one of these options, although funds selected by employees may at times hold our common stock.

     Expense recognized in the consolidated statements of income for these plans was as follows:

(in thousands)	2008	2007	2006

Profit sharing/cash bonus plans	$623	$23,081	$3,825
Defined contribution pension plan	11,614	10,761	11,313
401(k) plan	7,936	6,426	6,976
     Deferred compensation plan - We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to a maximum of 100 percent of their base salary plus up to 50 percent of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on phantom investments elected by plan participants, which are similar to the investments available in our defined contribution pension plan. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in one payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $3.9 million as of December 31, 2008 and $7.1 million as of December 31, 2007. These amounts are reflected in accrued liabilities and other long-term liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies. These investments are included in long-term investments in the consolidated balance sheets and totaled $14.1 million as of December 31, 2008 and $13.2 million as of December 31, 2007.
     Voluntary employee beneficiary association trust - We have formed a VEBA trust to fund employee and retiree medical costs and severance benefits. Contributions to the VEBA trust are tax deductible, subject to limitations contained in the Internal Revenue Code. VEBA assets primarily consist of fixed income investments. We made contributions to the VEBA trust of $36.1 million in 2008 and $34.1 million in 2007. Our liability for incurred but not reported medical claims exceeded the prepaid balance in the VEBA trust by $1.2 million as of December 31, 2008 and $3.1 million as of December 31, 2007. These amounts are reflected in accrued liabilities in our consolidated balance sheets.
Note 12: Pension and other postretirement benefits
     We have historically provided certain health care benefits for a large number of retired employees. Employees hired prior to January 1, 2002 become eligible for benefits if they attain the appropriate years of service and age prior to retirement. Employees hired on January 1, 2002 or later are not eligible to participate in our retiree health care plan. In addition to our retiree health care plan, we also have a supplemental executive retirement plan (SERP) in the United States and a pension plan which covers certain Canadian employees, both of which were acquired as part of the NEBS acquisition in 2004. We also had a Canadian SERP plan which was settled during 2008.
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
     In July 2006, we adopted an amendment to our postretirement benefit plan. The amendment limits the total amount we will pay toward retiree medical costs. The limit was set at 150% of the average cost per retiree in 2006. Medical costs incurred above the pre-determined limit will be paid by retirees. We expect the cap will be reached between 2011 and 2013. We completed a plan re-measurement as of July 31, 2006 to calculate the impact of this plan amendment. This change reduced our accumulated postretirement benefit obligation by $29.5 million. This amount is being recognized as a reduction of our postretirement benefit expense over a period of 22 years, the average remaining life of plan participants.

     Obligations and funded status - The following table summarizes the change in benefit obligation, plan assets and funded status during 2008 and 2007:

	Postretirement
(in thousands)	benefit plan	Pension plans

Change in benefit obligation:
Benefit obligation, December 31, 2006	$119,478	$9,901
Service cost	156	222
Interest cost	7,011	514
Actuarial loss (gain) — net	15,775	(185)
Benefits paid from plan assets, the VEBA trust (see Note 11) and company funds	(10,779)	(557)
Change in measurement date	1,664	338
Currency translation adjustment	—	1,095

Benefit obligation, December 31, 2007	133,305	11,328
Service cost	94	—
Interest cost	7,955	497
Actuarial (gain) loss — net	(1,945)	248
Benefits paid from plan assets, the VEBA trust (see Note 11) and company funds	(10,936)	(543)
Settlement	—	(902)
Medicare Part D reimbursements	692	—
Currency translation adjustment	—	(1,367)

Benefit obligation, December 31, 2008	$129,165	$9,261

Change in plan assets:
Fair value of plan assets, December 31, 2006	$88,243	$5,999
Actual return on plan assets	14,504	109
Company contributions	—	463
Benefits and expenses paid	—	(234)
Currency translation adjustment	—	1,025

Fair value of plan assets, December 31, 2007	102,747	7,362
Actual loss on plan assets	(34,019)	(113)
Company contributions	—	299
Benefits and expenses paid	—	(219)
Settlement	—	(902)
Currency translation adjustment	—	(1,215)

Fair value of plan assets, December 31, 2008	$68,728	$5,212

Funded status, December 31, 2007	$(30,558)	$(3,966)

Funded status, December 31, 2008	$(60,437)	$(4,049)

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

     Amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2008	2007	2008	2007

Other non-current assets	$—	$—	$—	$178
Accrued liabilities	—	—	1,126	324
Other non-current liabilities	60,437	30,558	2,923	3,820
     Amounts included in other comprehensive loss that have not been recognized as components of postretirement benefit expense were as follows:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2008	2007	2008	2007

Unrecognized prior service credit	$(36,062)	$(40,021)	$—	$—
Unrecognized net actuarial loss	128,062	96,732	825	492
Tax effect	(34,403)	(20,924)	(261)	(162)

Amount recognized in accumulated other comprehensive loss, net of tax	$57,597	$35,787	$564	$330

     The unrecognized prior service credit for our postretirement benefit plan resulted from a 2003 curtailment and other plan amendments. These changes resulted in a reduction of the accumulated postretirement benefit obligation. This reduction was first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service credit. The prior service credit is being amortized on the straight-line basis over a weighted-average period of 16 years. Unrecognized actuarial gains and losses are being amortized over the average remaining service period of plan participants, which is currently 8.2 years. The unrecognized net actuarial loss for our postretirement benefit plan resulted from experience different from that assumed or from changes in assumptions. This amount was comprised of the following as of December 31:

(in thousands)	2008	2007

Return on plan assets	$51,004	$9,148
Claims experience	20,733	23,938
Health care cost trend	19,161	21,242
Discount rate assumption	13,007	19,105
Other	24,157	23,299

Unrecognized net actuarial loss	$128,062	$96,732

     Amounts included in accumulated other comprehensive loss as of December 31, 2008 which we expect to recognize in postretirement benefit expense during 2009 are as follows:

	Postretirement	Pension
(in thousands)	benefit plan	plans

Prior service credit	$(3,959)	$—
Net actuarial loss	14,042	1,190

Total	$10,083	$1,190

     As of December 31, 2008 and 2007, the United States SERP plan and the Canadian pension plan had accumulated benefit obligations in excess of plan assets, as follows:

(in thousands)	2008	2007

Projected benefit obligation	$9,261	$10,448
Accumulated benefit obligation	9,261	10,448
Fair value of plan assets	5,212	6,304
     Net pension and postretirement benefit expense - Net pension and postretirement benefit expense for the years ended December 31 consisted of the following components:

	Postretirement benefit plan			Pension plans
(in thousands)	2008	2007	2006	2008	2007	2006

Service cost	$94	$156	$1,000	$—	$223	$209
Interest cost	7,955	7,011	7,338	497	514	473
Expected return on plan assets	(8,732)	(8,264)	(7,690)	(265)	(262)	(300)
Amortization of prior service credit	(3,959)	(3,959)	(2,841)	—	—	—
Amortization of net actuarial losses	9,477	9,857	9,992	8	7	9

Total periodic benefit expense	4,835	4,801	7,799	240	482	391
Settlement loss	—	—	—	221	—	—

Net periodic benefit expense	$4,835	$4,801	$7,799	$461	$482	$391

     Actuarial assumptions - In measuring benefit obligations as of December 31, the following discount rate assumptions were used:

	Postretirement benefit plan		Pension plans
	2008	2007	2008	2007

Discount rate	6.60%	6.20%	4.06% - 6.60%	4.43% - 6.20%
     The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. In determining the discount rate, we utilize the Hewitt Top Quartile and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. In previous years, we also considered Moody’s high quality corporate bond rates when selecting our discount rate. However, as the number of bonds included in this index fell significantly during 2008 and those bonds do not match the timing of our expected cash flows as well, we no longer utilize these rates.
     In measuring net periodic benefit expense for the years ended December 31, the following assumptions were used:

	Postretirement benefit plan			Pension plans
	2008	2007	2006	2008	2007	2006

Discount rate	6.20%	5.75%	5.50%	4.43% - 6.20%	4.43% - 5.75%	4.50% -5.50%
Expected return on plan assets	8.50%	8.75%	8.75%	4.50%	4.50%	6.25%
Rate of compensation increase	—	—	—	—	—	3.50%
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

     In measuring the benefit obligation for our postretirement medical plan, the following assumptions for health care cost trend rates were used:

	2008		2007		2006
	Participants	Participants	Participants	Participants	Participants	Participants
	under age 65	over age 65	under age 65	over age 65	under age 65	over age 65

Health care cost trend rate assumed for next year	7.50%	8.50%	8.25%	9.25%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2012	2014	2012	2014	2012	2014
     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-	One-
	percentage-	percentage-
	point	point
(in thousands)	increase	decrease

Effect on total of service and interest cost	$151	$(135)
Effect on benefit obligation	2,633	(2,353)
     Plan assets - The allocation of plan assets by asset category as of the measurement date was as follows:

	Postretirement benefit
	plan		Pension plans
	2008	2007	2008	2007

Equity securities	69%	79%	—	7%
Debt securities	31%	21%	100%	86%
Cash and cash equivalents	—	—	—	7%

Total	100%	100%	100%	100%

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
     For our postretirement health care plan, we adopted new asset allocation targets in September 2007 based on our liability and asset projections. This allocation of plan assets is 80% equity securities and 20% fixed income securities. In January 2009, the assets were re-balanced to these allocation percentages. Within the equity securities category, the allocation is: 59% large capitalization equities, 29% international equities and 12% small and mid-capitalization equities. Through most of 2007 our allocation of plan assets was 76% equity securities and 24% fixed income securities. Within the equity securities category, the allocation was: 42% large capitalization equities, 33% small and mid-capitalization equities and 25% international equities. Plan assets are not invested in real estate, private equity or hedge funds and are not leveraged beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
     We froze the assets of our Canadian pension plan on July 1, 2006 and this plan is expected to be fully settled in 2009. As such, its assets as of December 31, 2008 and 2007 were invested in fixed income investments. The investments utilized by this plan conform to our Statement of Investment Policies & Procedures and are overseen by an investment committee.

The committee reviews our policies and liability structure annually and reviews the performance of plan assets on a quarterly basis. In December 2007, we decided to terminate the Canadian SERP plan. Benefits due under this plan were fully settled in 2008. As of December 31, 2007, one-half of the assets of this plan were held by the Canada Revenue Agency in a refundable non-interest bearing account and one-half of the assets were invested in a global equity fund.
     The plan assets of our postretirement benefit and pension plans are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity and bond markets saw a significant decline in value. As such, the fair values of our plan assets decreased significantly during the year. See Note 18 for a discussion of market risks related to our plan assets.
     Cash flows - We are not contractually obligated to make contributions to the assets of our postretirement medical benefit plan, and we do not anticipate making any such contributions during 2009. However, we do anticipate that we will pay net retiree medical benefits of $10.6 million during 2009.
     We have fully funded the United States SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and totaled $5.6 million as of December 31, 2008 and $5.3 million as of December 31, 2007. We plan to pay pension benefits of $6.4 million during 2009, including final settlement of the Canadian pension plan. We plan to make contributions of $0.8 million to the Canadian pension plan during 2009.
     The following benefit payments are expected to be paid during the years indicated:

				Pension
	Postretirement benefit plan			plans
	Gross	Expected	Net
	benefit	Medicare	benefit	Gross benefit
(in thousands)	payments	subsidy	payments	payments

2009	$11,600	$1,000	$10,600	$6,392
2010	12,200	1,100	11,100	320
2011	12,600	1,100	11,500	310
2012	13,000	1,300	11,700	310
2013	13,100	1,400	11,700	300
2014 - 2018	64,300	7,500	56,800	1,460
Note 13: Debt
     Debt outstanding as of December 31 was as follows:

(in thousands)	2008	2007

5.0% senior, unsecured notes due December 15, 2012, net of discount	$299,250	$299,062
5.125% senior, unsecured notes due October 1, 2014, net of discount	274,646	274,584
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000
Long-term portion of capital lease obligation	—	1,440

Long-term portion of debt	773,896	775,086

Amounts drawn on credit facilities	78,000	67,200
Capital lease obligation due within one year	1,440	1,754

Short-term portion of debt	79,440	68,954

Total debt	$853,336	$844,040

     Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we liquidated all of the marketable securities and used the proceeds, along with an advance on our credit facilities, to repay $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $106.0 million as of December 31, 2008, based on quoted market prices.
     In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of NEBS in 2004. The fair value of these notes was $96.3 million as of December 31, 2008, based on quoted market prices.
     In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. The fair value of these notes was $173.3 million as of December 31, 2008, based on quoted market prices.
     Our capital lease obligation bears interest at a rate of 10.4% and is due in 2009. We also have operating leases on certain facilities and equipment. As of December 31, 2008, future minimum lease payments under our capital obligation and noncancelable operating leases with an initial term in excess of one year were as follows:

	Capital	Operating
(in thousands)	lease	leases

2009	$1,503	$9,119
2010	—	6,465
2011	—	2,852
2012	—	792
2013	—	167
2014 and thereafter	—	—

Total minimum lease payments	1,503	$19,395

Less portion representing interest	(63)

Present value of minimum lease payments	$1,440

     Total future minimum lease payments under capital and noncancelable operating leases have not been reduced by minimum sublease rentals due under noncancelable subleases. As of December 31, 2008, minimum future sub-lease rentals were $1.5 million for our capital lease and $0.4 million for operating leases.

     The composition of rent expense the years ended December 31 was as follows:

(in thousands)	2008	2007	2006

Minimum rentals	$9,811	$9,143	$11,024
Sublease rentals	(2,028)	(2,058)	(2,200)

Net rental expense	$7,783	$7,085	$8,824

     Depreciation of the asset under our capital lease is included in depreciation expense in the consolidated statements of cash flows. The balance of the leased asset as of December 31 was as follows:

(in thousands)	2008	2007

Buildings and building improvements	$11,574	$11,574
Accumulated depreciation	(10,823)	(9,821)

Net assets under capital lease	$751	$1,753

     As of December 31, 2008, we had two committed lines of credit totaling $500.0 million. Effective February 5, 2009, we terminated the $225.0 million line of credit, which was due to expire in July 2009. The credit agreement governing the line of credit contains customary covenants regarding limits on the levels of subsidiary indebtedness, as well as requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. We would have remained in compliance with this debt covenant even if our reported pre-tax earnings for 2008 had been $52 million lower than reported. As such, we do not consider it likely that we will violate this debt covenant in 2009. The daily average amount outstanding under our lines of credit during 2008 was $82.6 million at a weighted-average interest rate of 3.05%. As of December 31, 2008, $78.0 million was outstanding at an average interest rate of 0.91%. During 2007, the daily average amount outstanding under our lines of credit was $45.5 million at a weighted-average interest rate of 5.57%. As of December 31, 2007, $67.2 million was outstanding at an average interest rate of 5.62%. As of December 31, 2008, amounts were available for borrowing under our committed lines of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	.175%
Five year line of credit	225,000	July 2009	.225%

Total committed lines of credit	500,000
Amounts drawn on credit facilities	(78,000)
Outstanding letters of credit	(10,835)

Net available for borrowing as of December 31, 2008	$411,165

     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.
Note 14: Other commitments and contingencies
     Indemnifications - In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, including breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any likely liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters.
     Environmental matters - We are currently involved in environmental compliance, investigation and remediation activities at some of our current and former sites, primarily printing facilities of our Financial Services and Small Business Services segments which have been sold over the past several years. Remediation costs are accrued on an undiscounted basis when the obligations are either known or considered probable and can be reasonably estimated. Remediation or testing costs that result directly from the sale of an asset and which we would not have otherwise incurred, are considered direct costs of the sale of the asset. As such, they are included in our assessment of the carrying value of the asset.
     Accruals for environmental matters were $8.3 million as of December 31, 2008 and December 31, 2007, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is used. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity.
     As of December 31, 2008, substantially all costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were minor as of December 31, 2008. As such, we do not anticipate any significant net cash outlays for environmental matters in 2009. The policy covers up to $12.9 million of remediation costs, of which $4.1 million had been paid through December 31, 2008. The insurance policy also covers up to $10.0 million of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.
     Self-insurance - We are self-insured for certain costs, primarily workers’ compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers’ compensation, which totaled $5.6 million as of December 31, 2008 and $9.9 million as of December 31, 2007, is accounted for on a present value basis. The difference between the discounted and undiscounted workers’ compensation liability was $0.1 million as of December 31, 2008 and $0.8 million as of December 31, 2007. We record liabilities for medical and dental benefits payable for active employees and those employees on long-term disability. Our liability for active employees is not accounted for on a present value basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a present value basis and in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Our total liability for these medical and dental benefits totaled $5.7 million as of December 31, 2008 and $8.5 million as of December 31, 2007. The difference between the discounted and undiscounted medical and dental liability was $1.0 million as of December 31, 2008 and December 31, 2007.
     Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by third party actuarial firms, could be significantly affected if future events and claims differ from these assumptions and historical trends.

     Litigation - We are party to legal actions and claims arising in the ordinary course of business. We record accruals for legal matters when the expected outcome of these matters is either known or considered probable and can be reasonably estimated. Our accruals do not include related legal and other costs expected to be incurred in defense of legal actions. Based upon information presently available, we believe that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on our annual results of operations, financial position or liquidity.
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
Note 16: Shareholders’ equity
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.5 million shares remained available for purchase under this authorization as of December 31, 2008. We repurchased 1.1 million shares during 2008 for $21.8 million and 0.4 million shares during 2007 for $11.3 million. No shares were repurchased in 2006.
     On December 31, 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This standard requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. The adoption of SFAS No. 158 resulted in an increase in accumulated other comprehensive loss of $33.4 million, net of tax, as of December 31, 2006.

     Accumulated other comprehensive loss as of December 31 was comprised of the following:

(in thousands)	2008	2007	2006

Postretirement and defined benefit pension plans:
Unrealized prior service credit	$22,858	$25,305	$28,398
Unrealized net actuarial losses	(81,019)	(61,422)	(61,993)
Fourth quarter plan contribution	—	—	(47)

Postretirement and defined benefit pension plans, net of tax	(58,161)	(36,117)	(33,642)
Loss on derivatives, net of tax	(7,498)	(8,881)	(11,162)
Unrealized gain on securities, net of tax	—	—	242
Currency translation adjustment	705	5,952	2,689

Accumulated other comprehensive loss	$(64,954)	$(39,046)	$(41,873)

Note 17: Business segment information
     We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells business checks, printed forms, promotional products, web services, marketing materials and related services and products to small businesses and home offices through direct response marketing, financial institution referrals, independent distributors, the internet and sales representatives. Financial Services sells personal and business checks, check-related products and services, customer loyalty, retention and fraud monitoring and protection services, and stored value gift cards to financial institutions. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and Europe. No single customer accounted for more than 10% of revenue in 2008, 2007 or 2006.
     The accounting policies of the segments are the same as those described in Note 1. We allocate corporate costs to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are reported in that segment’s results. Due to our shared services approach to many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist primarily of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments and deferred income taxes. Depreciation and amortization expense related to corporate assets which was allocated to the segments was $31.9 million in 2008 and 2007 and $18.9 million in 2006.
     We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

     The following is our segment information as of and for the years ended December 31:

		Reportable business segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2008	$851,060	$430,018	$187,584	$—	$1,468,662
	2007	921,657	457,292	209,936	—	1,588,885
	2006	949,492	458,118	211,727	—	1,619,337

Operating income:	2008	90,078	65,540	53,616	—	209,234
	2007	132,821	74,305	62,778	—	269,904
	2006	87,009	46,613	64,922	—	198,544

Depreciation and amortization	2008	49,947	9,664	4,349	—	63,960
expense:	2007	52,830	9,936	4,794	—	67,560
	2006	62,879	14,548	7,108	—	84,535

Asset impairment charges:	2008	9,942	—	—	—	9,942
	2007	—	—	—	—	—
	2006	18,285	26,413	—	—	44,698

Total assets:	2008	785,555	47,872	100,535	285,023	1,218,985
	2007	750,483	66,475	102,452	291,345	1,210,755
	2006	784,815	90,075	105,041	287,201	1,267,132

Capital asset purchases:	2008	—	—	—	31,865	31,865
	2007	—	—	—	32,286	32,286
	2006	—	—	—	41,012	41,012
     Revenue by product for each year was as follows:

(in thousands)	2008	2007	2006

Checks	$960,837	$1,045,008	$1,041,523
Other printed products, including forms	328,990	374,138	366,691
Accessories and promotional products	109,773	118,181	122,635
Packaging supplies, services and other	69,062	51,558	88,488

Total revenue	$1,468,662	$1,588,885	$1,619,337

     The following information is based on the geographic locations of our subsidiaries:

(in thousands)	2008	2007	2006

Revenue from external customers:
United States	$1,397,759	$1,517,322	$1,550,507
Foreign, primarily Canada	70,903	71,563	68,830

Total revenue	$1,468,662	$1,588,885	$1,619,337

Long-lived assets:
United States	$1,036,140	$1,005,145	$1,052,257
Foreign, primarily Canada	15,759	13,665	12,758

Total long-lived assets	$1,051,899	$1,018,810	$1,065,015

Note 18: Market risks
     Due to recent failures and consolidations of companies within the financial services industry and the downturn in the broader U.S. economy, including the liquidity crisis in the credit markets, we have identified certain market risks which may affect our future operating performance.
     Economic conditions - As discussed in Note 7, during 2008, we recorded impairment charges related to trade names in our Small Business Services segment. Our impairment analysis indicated no impairment of goodwill. However, due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market value and expected operating results, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of the Safeguard indefinite-lived trade name, as well as goodwill, primarily relating to one reporting unit whose fair value exceeded its carrying value of $76.9 million by $2.7 million as of December 31, 2008. The calculated fair values of our other reporting units exceeded their carrying values by amounts between $26 million and $391 million as of December 31, 2008. The fair value of the Safeguard trade name exceeded its carrying value of $24.0 million by $0.3 million as of December 31, 2008.
     In completing our goodwill impairment analysis, we test the appropriateness of our reporting units’ estimated fair values by reconciling the aggregate reporting units’ fair values with our market capitalization. The aggregate fair value of our reporting units included a 25% control premium, which is an amount we estimate a buyer would be willing to pay in excess of the current market price of our company in order to acquire a controlling interest. The premium is justified by the expected synergies, such as expected increases in cash flows resulting from cost savings and revenue enhancements. Our fair value calculation was based on a closing stock price of $14.96 per share as of December 31, 2008. Both before and after December 31, 2008 our common stock traded at prices lower than this closing price. If such a decline in our stock price occurs in the future for a sustained period, it may be indicative of a further decline in our fair value and would likely require us to record an impairment charge for a portion of the $40.2 million of goodwill allocated to one of our reporting units. Accordingly, we believe that a non-cash goodwill impairment charge related to this reporting unit and/or further impairment charges related to our indefinite-lived trade name are reasonably possible in the future.
     The credit agreement governing our committed line of credit requires us to maintain a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Significant impairment charges in the future could impact our ability to comply with this debt covenant, in which case our lenders could demand immediate repayment of amounts outstanding under our line of credit. We would have remained in compliance with this debt covenant even if our reported pre-tax earnings for 2008 had been $52 million lower than we reported. As such, we do not consider it likely that we will violate this debt covenant in 2009.
     Postretirement and pension plans - The plan assets of our postretirement benefit and pension plans are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets saw a significant decline in value. As such, the fair values of our plan assets decreased significantly during the year. Our plan assets and liabilities were re-measured at December 31, 2008, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The unfunded status of our plans increased by $30.0 million from December 31, 2007, due in large part to the decrease in the fair values of plan assets. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008. It also contributes to an expected increase in postretirement benefit expense of approximately $8 million in 2009. If the equity and bond markets continue to decline, the funded status of our plans could continue to be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plans, although our obligation is limited to funding benefits as they become payable.

     Financial institution clients - Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if any of the following were to occur:
•	We could lose a significant contract, which would have a negative impact on our results of operations.

•	We may be unable to recover the value of any related unamortized contract acquisition cost and/or accounts receivable. Contract acquisition costs, which are treated as pre-paid product discounts, are sometimes utilized in our Financial Services segment when signing or renewing contracts with our financial institution clients and totaled $37.7 million as of December 31, 2008. These amounts are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. In most situations, the contract requires a financial institution to reimburse us for the unamortized contract acquisition cost if it terminates its contract with us prior to the end of the contract term. Our contract acquisition costs are comprised of amounts paid to individual financial institutions, many of which are smaller and would not have a significant impact on our consolidated financial statements if they were deemed unrecoverable. However, the inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

•	If one or more of our financial institution clients is taken over by a financial institution that is not one of our clients, we could lose significant business. In the case of a cancelled contract, we may be entitled to collect a contract termination payment. However, if a financial institution fails, we may be unable to collect that termination payment. We have no indication at this time that any significant contract terminations are expected.

•	If one or more of our larger clients were to consolidate with a financial institution that is not one of our clients, our results of operations could be positively impacted if we retain the client, as well as obtain the additional business from the other party in the consolidation.

•	If two of our financial institution clients consolidate, the increase in general negotiating leverage possessed by the consolidated entities sometimes results in new contracts which are not as favorable to us as those historically negotiated with the clients individually.

•	We could generate non-recurring conversion revenue. Conversions are driven by the need to replace obsolete checks after one financial institution merges with or acquires another. However, we presently do not have specific information that indicates that we should expect to generate significant income from conversions.
     Deferred compensation plan - We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on phantom investments elected by plan participants, which are similar to the investments available in our defined contribution pension plan. As such, our liability for this plan fluctuates with market conditions. During 2008, we reduced our deferred compensation liability by $1.5 million due to losses on the underlying investments elected by plan participants. The carrying value of this liability, which was $3.9 million as of December 31, 2008, may change significantly in future periods if volatility in the equity markets continues.

DELUXE CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

	2008 Quarter Ended
	March 31	June 30(1)	September 30(2)	December 31(3)
Revenue	$377,077	$363,992	$362,714	$364,879
Gross profit	234,139	226,832	212,624	228,554
Net income	27,317	32,617	13,760	27,940
Earnings per share:
Basic	0.53	0.64	0.27	0.55
Diluted	0.53	0.63	0.27	0.55
Cash dividends per share	0.25	0.25	0.25	0.25

	2007 Quarter Ended
	March 31(4)	June 30	September 30(5)	December 31(6)
Revenue	$399,432	$395,312	$384,385	$409,756
Gross profit	253,120	255,481	243,815	261,865
Net income	35,228	35,975	32,160	40,152
Earnings per share:
Basic	0.69	0.70	0.62	0.78
Diluted	0.68	0.69	0.62	0.77
Cash dividends per share	0.25	0.25	0.25	0.25
     During the fourth quarter of 2008, our Russell & Miller retail packaging and signage business met the criteria to be classified as discontinued operations in our consolidated financial statements. As such, revenue and gross profit for prior periods reflect the reclassification of the results of this business to discontinued operations.

(1)	2008 second quarter results include net pre-tax restructuring charges of $2.0 million related to our cost reduction initiatives. Results also include a $1.1 million reduction in income tax expense for discrete items, primarily adjustments to uncertain tax positions.

(2)	2008 third quarter results include net pre-tax restructuring charges of $21.6 million related to our cost reduction initiatives, as well as asset impairment charges of $9.7 million related to trade names in our Small Business Services segment. Results also include a $1.8 million reduction in income tax expense for discrete items, primarily related to the settlement of amounts due to us under a tax sharing agreement related to the spin-off of our eFunds business in 2000, as well as receivables related to amendments to prior year tax returns.

(3)	2008 fourth quarter results include net pre-tax restructuring charges of $5.1 million related to our cost reduction initiatives, as well as an asset impairment charge of $0.3 million related to a trade name in our Small Business Services segment.

(4)	2007 first quarter results include income tax expense of $1.2 million for discrete items, primarily the non-deductible write-off of goodwill related to the sale of our industrial packaging product line, partially offset by the final settlement of an uncertain tax position.

(5)	2007 third quarter results include net pre-tax restructuring charges of $2.1 million related to our cost reduction initiatives. Results also include a $1.3 million reduction in income tax expense for discrete items, primarily the reconciliation of our 2006 federal income tax return to our 2006 income tax provision.

(6)	2007 fourth quarter results include net pre-tax restructuring charges of $2.7 million related to our cost reduction initiatives. Results also include a $1.8 million reduction in income tax expense for discrete items, primarily adjustments to receivables related to amendments to prior year income tax returns.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Disclosure Controls and Procedures - As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control over Financial Reporting - Management of Deluxe Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment we have concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria. The attestation report on our internal control over financial reporting issued by PricewaterhouseCoopers LLP appears in Item 8 of this report.
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

     The following table provides information concerning all of our equity compensation plans as of December 31, 2008:
Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
Plan category	warrants and rights	warrants and rights	column)

Equity compensation plans approved by shareholders	3,250,776 (1)	$32.00 (1)	7,939,983 (2)
Equity compensation plans not approved by shareholders	None	None	None

Total	3,250,776	$32.00	7,939,983

(1)	Includes awards granted under our 2008 Stock Incentive Plan and our previous stock incentive plans adopted in 2000, as amended, and in 1994. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 3,105,395 and restricted stock unit awards of 145,381.

(2)	Includes 4,201,191 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of the total available for future issuance, 3,738,792 shares remain available for issuance under our 2008 Stock Incentive Plan. Under this plan, full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.29, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.29.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     None of our directors or officers, nor any known person who beneficially owns, directly or indirectly, five percent of our common stock, nor any member of the immediate family of any of the foregoing persons has any material interest, direct or indirect, in any transaction since January 1, 2008 or in any presently proposed transaction which, in either case, has affected or will materially affect us. None of our directors or officers is indebted to us.
     The sections of the proxy entitled “Board Structure and Governance—Board Oversight and Director Independence” and “Board Structure and Governance—Related Party Transaction Policy and Procedures” are incorporated by reference to this report.
Item 14. Principal Accounting Fees and Services.
     The sections of the proxy statement entitled “Fiscal Year 2008 Audit and Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Fiscal Year 2008 Audit and Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Accounting Firm Fees and Services” are incorporated by reference to this report.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Financial Statements and Schedules
     The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.
(b) Exhibit Listing
     The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit		Method of
Number	Description	Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

2.2	Agreement and Plan of Merger, dated as of June 18, 2008, by and among us, Deluxe Business Operations, Inc., Helix Merger Corp. and Hostopia.com Inc. (excluding schedules which we agree to furnish to the Commission upon request) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on June 23, 2008)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*

4.1	Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)	*

4.2	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly, Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on December 5, 2002)	*

Exhibit		Method of
Number	Description	Filing

4.3	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.4	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.5	Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.7	Registration Rights Agreement, dated May 14, 2007, by and between us and J.P. Morgan Securities Inc., as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement related to the 7.375% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.8	Specimen of 7.375% Senior Notes due 2015 (included in Exhibit 4.6)	*

10.1	2008 Annual Incentive Plan (incorporated by reference to Appendix A of our definitive proxy statement filed with the Commission on March 13, 2008)**	*

10.2	2008 Stock Incentive Plan (incorporated by reference to Appendix B of our definitive proxy statement filed with the Commission on March 13, 2008)**	*

10.3	First Amendment to Deluxe Corporation Non-employee Director Stock and Deferral Plan**	Filed herewith

10.4	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.5	Deluxe Corporation Deferred Compensation Plan (2008 Restatement)**	Filed herewith

10.6	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed January 7, 2002)**	*

10.7	Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**	*

Exhibit		Method of
Number	Description	Filing

10.8	Deluxe Corporation Supplemental Benefit Plan (incorporated by reference to Exhibit (10)(B) to the Annual Report on Form 10-K for the year ended December 31, 1995)**	*

10.9	First Amendment to the Deluxe Corporation Supplemental Benefit Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.10	Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**	*

10.11	Description of Non-employee Director Compensation Arrangements, updated April 30, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)**	*

10.12	Form of Severance Agreement entered into between Deluxe and the following executive officers: Anthony Scarfone, Terry Peterson, Richard Greene, Lynn Koldenhoven, Pete Godich, Julie Loosbrock, Malcolm McRoberts, Tom Morefield and Laura Radewald (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**	*

10.13	Form of Executive Retention Agreement entered into between Deluxe and the following executive officers: Anthony Scarfone and Richard Greene (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2000)**	*

10.14	Form of Executive Retention Agreement between Deluxe and Lee Schram (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**	*

10.15	Form of Executive Retention Agreement, dated as of August 8, 2007, by and between Deluxe and Lee J. Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**	*

10.16	Form of Executive Retention Agreement entered into between Deluxe and each Senior Vice President (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**	*

10.17	Form of Executive Retention Agreement entered into between Deluxe and each Vice President designated as an executive officer (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**	*

10.18	Form of Addendum to Executive Retention and Severance Agreements Relating to Section 409A of the Internal Revenue Code**	Filed herewith

10.19	Form of Agreement for Awards Payable in Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 28, 2005)**	*

Exhibit		Method of
Number	Description	Filing

10.20	Form of Agreement for Awards Payable in Restricted Stock Units (rev. 12/08)**	Filed herewith

10.21	Form of Non-employee Director Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.22	Form of Agreement as to Award of Restricted Common Stock (Non-Employee Director Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 27, 2006)**	*

10.23	Form of Non-Employee Director Restricted Stock Award Agreement (ver. 4/07) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10Q for the quarter ended March 31, 2007)**	*

10.24	Form of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2004)**

10.25	Form of Non-qualified Stock Option Agreement (as amended February 2006) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.26	Form of Restricted Stock Award Agreement (Two-Year Retention Term) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.27	Form of Non-Qualified Stock Option Agreement (version 2/07) (incorporated by reference to exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*

10.28	Form of Performance Accelerated Restricted Stock Award Agreement (version 2/07) (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*

10.29	Employment Agreement dated as of April 10, 2006, between Deluxe and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**	*

10.30	Offer letter, dated as of September 15, 2006, between Deluxe and Richard S. Greene (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)**	*

12.1	Statement re: Computation of Ratios	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

Exhibit		Method of
Number	Description	Filing

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference

**	Denotes compensatory plan or management contract
     Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of reasonable expenses in furnishing such copies.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELUXE CORPORATION
Date: February 18, 2009	By:	/s/ Lee Schram
Lee Schram
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2009.

Signature		Title

By	/s/ Lee Schram	Chief Executive Officer

	Lee Schram	(Principal Executive Officer)

By	/s/ Richard S. Greene	Senior Vice President, Chief Financial Officer

	Richard S. Greene	(Principal Financial Officer)

By	/s/ Terry D. Peterson	Vice President, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)

Terry D. Peterson

*

Ronald C. Baldwin		Director

*

Charles A. Haggerty		Director

*

Isaiah Harris, Jr.		Director

*

Don J. McGrath		Director

*

Cheryl E. Mayberry McKissack		Director

*

Neil J. Metviner		Director

Signature		Title

*

Stephen P. Nachtsheim		Director

*

Mary Ann O’Dwyer		Director
*

Martyn R. Redgrave		Director

*By:	/s/ Lee Schram

Lee Schram
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
10.3	First Amendment to Deluxe Corporation Non-employee Director Stock and Deferral Plan

10.5	Deluxe Corporation Deferred Compensation Plan (2008 Restatement)

10.18	Form of Addendum to Executive Retention and Severance Agreements Relating to Section 409A of the Internal Revenue Code

10.20	Form of Agreement for Awards Payable in Restricted Stock Units (rev. 12/08)

12.1	Statement re: Computation of Ratios

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002