Form 10-Q
period 2009-03-31
DELUXE CORP
filed 2009-05-01
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 20, 2009 was 51,106,660.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$17,044	$15,590
Trade accounts receivable (net of allowances for uncollectible accounts of $5,823 and $5,930, respectively)	55,945	68,572
Inventories and supplies	25,859	25,791
Deferred income taxes	16,194	17,825
Cash held for customers	24,259	26,078
Other current assets	11,683	13,230

Total current assets	150,984	167,086
Long-Term Investments (including $1,543 and $1,855 of investments at fair value, respectively)	37,349	36,794
Property, Plant, and Equipment (net of accumulated depreciation of $343,153 and $340,886, respectively)	130,322	128,105
Intangibles (net of accumulated amortization of $416,236 and $405,208, respectively)	141,114	154,081
Goodwill	632,990	653,044
Other Non-Current Assets	98,487	79,875

Total assets	$1,191,246	$1,218,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,873	$61,598
Accrued liabilities	152,167	142,599
Short-term debt	68,230	78,000
Long-term debt due within one year	972	1,440

Total current liabilities	281,242	283,637
Long-Term Debt	742,830	773,896
Deferred Income Taxes	11,892	9,491
Other Non-Current Liabilities	101,330	98,895
Commitments and Contingencies (Notes 10, 11 and 14)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2009 — 51,107; 2008 — 51,131)	51,107	51,131
Additional paid-in capital	53,406	54,207
Retained earnings	12,375	12,682
Accumulated other comprehensive loss	(62,936)	(64,954)

Total shareholders’ equity	53,952	53,066

Total liabilities and shareholders’ equity	$1,191,246	$1,218,985

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2009	2008

Revenue	$339,520	$377,077
Restructuring charges	1,507	37
Other cost of goods sold	127,752	142,901

Total cost of goods sold	129,259	142,938

Gross Profit	210,261	234,139

Selling, general and administrative expense	158,356	179,152
Restructuring reversals	(177)	(539)
Asset impairment charges	24,900	—

Operating Income	27,182	55,526

Gain on early debt extinguishment	9,834	—
Interest expense	(12,420)	(12,753)
Other income	357	495

Income Before Income Taxes	24,953	43,268

Income tax provision	12,449	15,491

Income From Continuing Operations	12,504	27,777

Net Loss from Discontinued Operations	—	(460)

Net Income	$12,504	$27,317

Basic Earnings per Share:
Income from continuing operations	$0.24	$0.54
Net loss from discontinued operations	—	(0.01)
Basic earnings per share	0.24	0.53

Diluted Earnings per Share:
Income from continuing operations	$0.24	$0.53
Net loss from discontinued operations	—	(0.01)
Diluted earnings per share	0.24	0.52

Cash Dividends per Share	$0.25	$0.25

Comprehensive Income	$14,522	$27,912
See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities:
Net income	$12,504	$27,317
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	—	460
Depreciation	5,622	5,175
Amortization of intangibles	11,231	10,269
Asset impairment charges	24,900	—
Amortization of contract acquisition costs	6,333	6,243
Employee share-based compensation expense	1,495	2,765
Deferred income taxes	1,429	1,669
Gain on early debt extinguishment	(9,834)	—
Other non-cash items, net	6,095	3,674
Changes in assets and liabilities, net of effect of acquisition and discontinued operations:
Trade accounts receivable	10,728	4,769
Inventories and supplies	61	(218)
Other current assets	(972)	(14)
Non-current assets	3,859	2,482
Accounts payable	2.842	(5,866)
Contract acquisition payments	(14,056)	(2,846)
Other accrued and other non-current liabilities	734	(25,767)

Net cash provided by operating activities of continuing operations	62,971	30,112

Cash Flows from Investing Activities:
Purchases of capital assets	(9,958)	(5,802)
Payment for acquisition, net of cash acquired	—	(260)
Purchase of customer list	(614)	—
Other	(232)	176

Net cash used by investing activities of continuing operations	(10,804)	(5,886)

Cash Flows from Financing Activities:
Net (payments) proceeds from short-term debt	(9,770)	4,345
Payments on long-term debt	(21,654)	(422)
Change in book overdrafts	(5,348)	(6,695)
Proceeds from issuing shares under employee plans	1,016	1,636
Excess tax benefit from share-based employee awards	8	92
Payments for common shares repurchased	(1,319)	(13,943)
Cash dividends paid to shareholders	(12,811)	(12,871)

Net cash used by financing activities of continuing operations	(49,878)	(27,858)

Effect of Exchange Rate Change on Cash	(359)	(242)
Cash Used by Operating Activities of Discontinued Operations	(470)	(131)
Cash Used by Investing Activities of Discontinued Operations	(6)	—

Net Change in Cash and Cash Equivalents	1,454	(4,005)
Cash and Cash Equivalents: Beginning of Period	15,590	21,615

End of Period	$17,044	$17,610

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Consolidated financial statements
     The consolidated balance sheet as of March 31, 2009, the consolidated statements of income for the quarters ended March 31, 2009 and 2008 and the consolidated statements of cash flows for the quarters ended March 31, 2009 and 2008 are unaudited. The consolidated balance sheet as of December 31, 2008 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
     We have reclassified certain amounts presented in the consolidated statement of income and consolidated statement of cash flows for the quarter ended March 31, 2008 to reflect the results of our retail packaging and signage business as discontinued operations (see Note 5). These reclassifications did not affect previously reported net income.
Note 2: New accounting pronouncements
     Recently adopted accounting pronouncements — In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, which modifies the required accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” SFAS No. 141(R) changes the accounting for business acquisitions and will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to business combinations completed after December 31, 2008. We are not able to predict the impact this guidance will have on the accounting for acquisitions we may complete in future periods. For acquisitions completed prior to January 1, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as adjustments to the cost of the acquisition. This new guidance did not significantly impact our consolidated financial statements for the quarter ended March 31, 2009.
     In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008. We did not acquire any such intangibles during the quarter ended March 31, 2009, and we are not able to predict the impact of this guidance, if any, on the accounting for assets we may acquire in future periods. As of January 1, 2009, we had an intangible asset for distributor contracts which was recorded in conjunction with the acquisition of New England Business Service, Inc. (NEBS) in June 2004. The distributor contract asset had a carrying value of $7.7 million as of March 31, 2009 and is being amortized over nine years. In general, the distributor contracts have an initial five-year term and may be renewed for successive five-year periods upon mutual agreement of both parties. At the time the original fair value of these contracts was determined, an annual 90% contract retention rate was assumed based on historical experience. As of March 31, 2009, the average period remaining to the next contract renewal for our recognized distributor contracts was 2.8 years. Costs related to renewing or extending these contracts are not material and are expensed as incurred.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock unit and restricted stock awards do provide a nonforfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, we began reporting earnings per share under the two-class method and we restated our historical earnings per share accordingly (see Note 4). The impact on previously reported earnings per share was not significant.
     In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The new guidance amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. We are required to apply the new guidance to business combinations completed after December 31, 2008. We are not able to predict the impact this guidance will have on the accounting for acquisitions we may complete in future periods.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The new guidance requires disclosures about the fair value of financial instruments for interim reporting periods, as well as annual financial statements. The disclosures required under this guidance are presented in Note 3.
     Accounting pronouncements not yet adopted — In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Any additional disclosures required under this guidance will be included in our annual report on Form 10-K for the year ending December 31, 2009.
Note 3: Supplemental balance sheet and cash flow information
     Inventories and supplies — Inventories and supplies were comprised of the following:

	March 31,	December 31,
(in thousands)	2009	2008

Raw materials	$4,408	$4,047
Semi-finished goods	10,489	10,807
Finished goods	6,655	6,608

Total inventories	21,552	21,462
Supplies, primarily production	4,307	4,329

Inventories and supplies	$25,859	$25,791

     Fair value measurements — The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value:
     Cash and cash equivalents, cash held for customers and short-term debt — The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.
     Long-term investments — On a recurring basis, we measure at fair value a long-term investment in a domestic mutual fund using quoted prices in active markets for identical assets. This is considered a Level 1 fair value measurement under SFAS No. 157, Fair Value Measurements. We account for this investment at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the mutual fund investment. The liability under the plan equals the fair value of the mutual fund investment. Under SFAS No. 159, the investment is reported as a trading security, and changes in the fair value of both the plan asset and liability are netted within selling, general and administrative (SG&A) expense in the consolidated statements of income. Dividends earned by the mutual fund investment, as reported by the fund, realized gains and losses and permanent declines in value are also netted within SG&A expense in the consolidated statements of income. The fair value of this investment is included in long-term investments in the consolidated balance sheets. The long-term investment caption on our consolidated balance sheets also includes life insurance policies which are recorded at their cash surrender values. We recognized a net unrealized loss on the mutual fund investment of $0.3 million during the quarter ended March 31, 2009 and a net unrealized loss of $0.5 million during the quarter ended March 31, 2008.
     Long-term debt — The fair value of our long-term debt is estimated based on quoted prices in active markets for identical liabilities, with the exception of our capital lease obligation which matures in September 2009.

     The estimated fair values of financial instruments were as follows as of March 31, 2009:

	Carrying
(in thousands)	amount	Fair value

Cash and cash equivalents	$17,044	$17,044
Cash held for customers	24,259	24,259
Long-term mutual fund investment	1,543	1,543
Short-term debt	68,230	68,230
Long-term debt	742,830	518,891
     We evaluate the carrying value of our indefinite-lived trade name and goodwill on July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. During the quarter ended March 31, 2009, we experienced continued declines in our stock price, as well as a continuing negative impact of the economic downturn on our expected operating results. Based on these indicators of potential impairment, we completed an impairment analysis of our indefinite-lived trade name and goodwill as of March 31, 2009.
     The estimate of fair value for the indefinite-lived trade name is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss is recognized. During the quarter ended March 31, 2009, we recorded a non-cash asset impairment charge in our Small Business Services segment of $4.9 million related to an indefinite-lived trade name.
     A two-step approach is used in evaluating goodwill for impairment. First, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. During the quarter ended March 31, 2009, the carrying value of one of our reporting units exceeded its estimated fair value. As such, the second step of the goodwill impairment analysis required that we compare the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of the goodwill, we measured the fair value of the reporting unit’s assets and liabilities, excluding goodwill. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill. Significant intangible assets of the reporting unit identified for purposes of this impairment analysis included the indefinite-lived trade name discussed above and a distributor contract intangible asset. The fair value of the distributor contract was measured using the income approach. A distributor retention rate based on historical experience was applied to estimated future cash flows. As a result of our analysis, we recorded a non-cash asset impairment charge in our Small Business Services segment of $20.0 million related to goodwill. See Note 14 for a related discussion of market risks.
     Information regarding the nonrecurring fair value measurements completed during the quarter ended March 31, 2009 was as follows:

		Fair value measurements using
	Fair value	Quoted prices in
	as of	active markets for	Significant other	Significant
	measurement	identical assets	observable inputs	unobservable inputs
(in thousands)	date	(Level 1)	(Level 2)	(Level 3)	Impairment charge

Goodwill(1)	$20,245	$—	$—	$20,245	$20,000
Indefinite-lived trade name	19,100	—	—	19,100	4,900

(1)	Represents the implied fair value of the goodwill assigned to the reporting unit for which we were required to calculate this amount.

     Intangibles — Intangibles were comprised of the following:

	March 31, 2009			December 31, 2008
	Gross carrying	Accumulated	Net carrying	Gross carrying	Accumulated	Net carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Indefinite-lived:
Trade name	$19,100	$—	$19,100	$24,000	$—	$24,000
Amortizable intangibles:
Internal-use software	318,257	(265,794)	52,463	315,493	(260,320)	55,173
Customer lists/relationships	125,795	(100,301)	25,494	125,530	(96,963)	28,567
Distributor contracts	30,900	(23,243)	7,657	30,900	(22,792)	8,108
Trade names	54,861	(21,445)	33,416	54,861	(19,920)	34,941
Other	8,437	(5,453)	2,984	8,505	(5,213)	3,292

Amortizable intangibles	538,250	(416,236)	122,014	535,289	(405,208)	130,081

Intangibles	$557,350	$(416,236)	$141,114	$559,289	$(405,208)	$154,081

     Total amortization of intangibles was $11.2 million for the quarter ended March 31, 2009 and $10.3 million for the quarter ended March 31, 2008. Based on the intangibles in service as of March 31, 2009, estimated future amortization expense is as follows:

(in thousands)

Remainder of 2009	$29,263
2010	27,227
2011	19,024
2012	8,425
2013	5,665
     Goodwill — Changes in goodwill during the quarter ended March 31, 2009 were as follows:

	Small
	Business	Direct
(in thousands)	Services	Checks	Total

Balance, December 31, 2008	$570,807	$82,237	$653,044
Impairment charge (see Note 7)	(20,000)	—	(20,000)
Currency translation adjustment	(54)	—	(54)

Balance, March 31, 2009	$550,753	$82,237	$632,990

     Other non-current assets — Other non-current assets were comprised of the following:

	March 31,	December 31,
(in thousands)	2009	2008

Contract acquisition costs (net of accumulated amortization of $104,159 and $99,502, respectively)	$60,638	$37,706
Deferred advertising costs	16,599	20,189
Other	21,250	21,980

Other non-current assets	$98,487	$79,875

     See Note 14 for a discussion of market risks related to contract acquisition costs. Changes in contract acquisition costs during the first quarters of 2009 and 2008 were as follows:

	Quarter Ended March 31,
(in thousands)	2009	2008

Balance, beginning of year	$37,706	$55,516
Additions(1)	29,265	2,976
Amortization	(6,333)	(6,243)

Balance, end of period	$60,638	$52,249

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $14,056 for the quarter ended March 31, 2009 and $2,846 for the quarter ended March 31, 2008.
     Accrued liabilities — Accrued liabilities were comprised of the following:

	March 31,	December 31,
(in thousands)	2009	2008

Customer rebates	$26,573	$29,113
Cash held for customers	24,259	26,078
Interest	15,769	5,394
Restructuring (see Note 6)	15,669	20,379
Contract acquisition costs	13,535	4,326
Wages, including vacation	13,144	12,176
Employee profit sharing and pension	8,575	15,061
Other	34,643	30,072

Accrued liabilities	$152,167	$142,599

     Supplemental cash flow disclosure — As of March 31, 2009, we had accounts payable of $2.8 million related to capital asset purchases. These amounts were reflected in property, plant and equipment and intangibles in our consolidated balance sheet as of March 31, 2009, as we had received the assets as of that date. The payment of these liabilities will be included in purchases of capital assets on the consolidated statements of cash flows as these liabilities are paid. As of December 31, 2008, we had accounts payable of $2.0 million related to capital asset purchases.

Note 4: Earnings per share
     As discussed in Note 2, as of January 1, 2009, we adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. As a result, we have restated earnings per share for the quarter ended March 31, 2008 to comply with this new guidance. The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2009	2008

Earnings per share — basic:
Income from continuing operations	$12,504	$27,777
Income allocated to participating securities	(100)	(303)

Income available to common shareholders	$12,404	$27,474

Weighted-average shares outstanding	50,714	51,070
Earnings per share — basic	$0.24	0.54

Earnings per share — diluted:
Income from continuing operations	$12,504	27,777
Income allocated to participating securities	(100)	(303)
Re-measurement of share-based awards classified as liabilities	(160)	(221)

Income available to common shareholders	$12,244	$27,253

Weighted-average shares outstanding	50,714	51,070
Dilutive impact of options and employee stock purchase plan	12	18

Weighted-average shares and potential dilutive shares outstanding	50,726	51,088
Earnings per share — diluted	$0.24	$0.53
Antidilutive options excluded from calculation	3,169	3,709
Note 5: Discontinued operations
     Discontinued operations consisted of our Russell & Miller retail packaging and signage business which we sold in January 2009. We evaluate our businesses and product lines periodically for strategic fit within our operations. In December 2008, we determined that this non-strategic business met the criteria to be classified as discontinued operations in our consolidated financial statements. On January 31, 2009, we completed the sale of this business for gross cash proceeds of $0.3 million plus a note receivable. Assets of discontinued operations were included in our Small Business Services segment and consisted of the following:

December 31,
(in thousands)	2008

Trade accounts receivable	$852
Inventories and supplies	36
Other current assets	120
Accounts payable and accrued liabilities	(330)

Net assets of discontinued operations	$678

     Revenue and loss from discontinued operations were as follows:

	Quarter Ended March 31,
(in thousands)	2009	2008

Revenue	$816	$4,136

Loss from operations	$(155)	$(697)
Gain from disposal	155	—
Income tax benefit	—	237

Net loss from discontinued operations	$—	$(460)

Note 6: Restructuring charges
     During the quarter ended March 31, 2009, we recorded net restructuring charges of $1.3 million. This amount included expenses related to our restructuring activities, including equipment moves, training and travel, as well as net restructuring accruals of $0.4 million. The net restructuring accruals included charges of $1.0 million related primarily to operating lease obligations on two manufacturing facilities which were closed during the quarter ended March 31, 2009, less the reversal of $0.6 million of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. The net restructuring accruals were reflected as restructuring charges within cost of goods sold of $0.7 million and a reduction of restructuring charges within operating expenses of $0.3 million in the consolidated statement of income for the quarter ended March 31, 2009. The other costs related to our restructuring activities were expensed as incurred and were reflected as restructuring charges of $0.8 million within cost of goods sold and restructuring charges within operating expenses of $0.1 million in the consolidated statement of income for the quarter ended March 31, 2009.
     Restructuring accruals of $16.1 million as of March 31, 2009 are reflected in the consolidated balance sheet as accrued liabilities of $15.7 million and other non-current liabilities of $0.4 million. Restructuring accruals of $20.4 million as of December 31, 2008 are reflected in accrued liabilities in the consolidated balance sheet. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have vacated. The remaining severance accruals relate to the closing of five manufacturing facilities and one customer call center, as well as employee reductions within our various shared services functions, including sales, marketing and information technology. Two of the manufacturing facilities and the customer call center were closed during the first quarter of 2009. One manufacturing facility was closed in April 2009 and the remaining two manufacturing facilities are expected to close in the second half of 2009. The employee reductions within our shared services functions are expected to be completed by the end of 2009. As such, we expect most of the related severance payments to be fully paid by the first half of 2010, utilizing cash from operations. As of March 31, 2009, 598 employees had not yet started to receive severance benefits. The remaining payments due under the operating lease obligations will be paid through early 2012.
     During the quarter ended March 31, 2008, we recorded net severance accrual reversals of $0.5 million as fewer employees received severance benefits than originally estimated. These reversals were reflected as restructuring charges within cost of goods sold of $37,000 and a reduction of restructuring charges within operating expenses of $0.5 million in the consolidated statement of income for the quarter ended March 31, 2008. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K.

     As of March 31, 2009, our restructuring accruals, by company initiative, were as follows:

	NEBS acquisition	2006	2007	2008	2009
(in thousands)	related	initiatives	initiatives	initiatives	initiatives	Total

Balance, December 31, 2008	$19	$195	$335	$19,830	$—	$20,379
Restructuring charges	—	—	—	886	132	1,018
Restructuring reversals	(19)	—	(4)	(606)	—	(629)
Payments, primarily severance	—	(62)	(160)	(4,462)	(8)	(4,692)

Balance, March 31, 2009	$—	$133	$171	$15,648	$124	$16,076

Cumulative amounts:
Restructuring accruals	$30,243	$10,864	$7,181	$27,020	$132	$75,440
Restructuring reversals	(859)	(1,671)	(1,409)	(2,137)	—	(6,076)
Payments, primarily severance	(29,384)	(9,060)	(5,601)	(9,235)	(8)	(53,288)

Balance, March 31, 2009	$—	$133	$171	$15,648	$124	$16,076

     As of March 31, 2009, the components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small				Small
	Business	Financial	Direct		Business
(in thousands)	Services	Services	Checks	Corporate	Services	Total

Balance, December 31, 2008	$3,974	$3,617	$151	$12,409	$228	$20,379
Restructuring accruals	132	3	18	—	865	1,018
Restructuring reversals	(372)	(4)	—	(234)	(19)	(629)
Inter-segment transfer	766	—	—	(766)	—	—
Payments	(1,878)	(832)	(53)	(1,720)	(209)	(4,692)

Balance, March 31, 2009	$2,622	$2,784	$116	$9,689	$865	$16,076

Cumulative amounts for current initiatives(1) :
Restructuring accruals	$39,521	$7,892	$487	$23,548	$3,992	$75,440
Restructuring reversals	(1,429)	(1,045)	(144)	(2,887)	(571)	(6,076)
Inter-segment transfer	1,777	1,117	93	(2,987)	—	—
Payments	(37,247)	(5,180)	(320)	(7,985)	(2,556)	(53,288)

Balance, March 31, 2009	$2,622	$2,784	$116	$9,689	$865	$16,076

(1)	Includes accruals related to our cost reduction initiatives for 2006 through 2009 and the NEBS acquisition in June 2004.
Note 7: Asset impairment charges
     As discussed in Note 3, we completed impairment analyses of goodwill and an indefinite-lived trade name as of March 31, 2009 due to declines in our stock price during the quarter coupled with the continuing impact of the economic downturn on our expected operating results. As a result of these analyses, we recorded non-cash asset impairment charges in our Small Business Services segment of $20.0 million related to goodwill and $4.9 million related to the indefinite-lived trade name. See Note 3 for further information regarding the fair value estimates utilized in calculating the impairment charges and Note 14 for a related discussion of market risks.

Note 8: Pension and other postretirement benefits
     We have historically provided certain health care benefits for a large number of retired employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan (SERP) in the United States. We previously had both a pension plan and a SERP in Canada which covered certain Canadian employees. The Canadian pension plan was settled during the first quarter of 2009 and the Canadian SERP was settled during 2008. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K.
     Pension and postretirement benefit expense for the quarters ended March 31, 2009 and 2008 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2009	2008	2009	2008

Service cost	$—	$24	$—	$—
Interest cost	2,044	1,989	263	129
Expected return on plan assets	(1,460)	(2,183)	(57)	(71)
Amortization of prior service credit	(990)	(990)	—	—
Amortization of net actuarial losses	3,510	2,369	9	3

Total periodic benefit expense	3,104	1,209	215	61
Settlement loss	—	—	402	111

Net periodic benefit expense	$3,104	$1,209	$617	$172

     In March 2009, we utilized plan assets of $5.3 million to settle the benefits due under our Canadian pension plan. This included contributions of $0.1 million which we made to the plan during 2009. We anticipate that we will make benefit payments of approximately $0.3 million during 2009 for our remaining pension plan.
Note 9: Provision for income taxes
     Our effective tax rate for the quarter ended March 31, 2009 was 49.9%, compared to our 2008 annual effective tax rate of 33.9%. Our 2009 effective tax rate included discrete items which increased our tax rate by 13.8 points, primarily the non-deductible portion of the $20.0 million goodwill impairment charge (see Note 7). Our 2008 effective tax rate included favorable adjustments related to receivables for prior year tax returns, which lowered our effective tax rate 1.5 percentage points.
Note 10: Debt
     Total debt outstanding was comprised of the following:

	March 31,	December 31,
(in thousands)	2009	2008

5.0% senior, unsecured notes due December 15, 2012, net of discount	$279,654	$299,250
5.125% senior, unsecured notes due October 1, 2014, net of discount	263,176	274,646
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000

Long-term portion of debt	742,830	773,896

Amounts drawn on credit facilities	$68,230	$78,000
Capital lease obligation due within one year	972	1,440

Short-term portion of debt	69,202	79,440

Total debt	$812,032	$853,336

     Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we liquidated all of the marketable securities and used the proceeds to repay $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $149.0 million as of March 31, 2009, based on quoted market prices.
     In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933 and were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of NEBS in 2004. During the quarter ended March 31, 2009, we retired $11.5 million of these notes, realizing a pre-tax gain of $4.1 million. As of March 31, 2009, the fair value of the $263.5 million remaining notes outstanding was $167.1 million, based on quoted market prices.
     In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2009, we retired $19.7 million of these notes, realizing a pre-tax gain of $5.7 million. As of March 31, 2009, the fair value of the $280.3 million remaining notes outstanding was $202.8 million, based on quoted market prices.
     As of March 31, 2009, we had a $275.0 million line of credit. The credit agreement governing the line of credit contains customary covenants regarding limits on the level of subsidiary indebtedness, as well as requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. The daily average amount outstanding under our line of credit during the quarter ended March 31, 2009 was $71.2 million at a weighted-average interest rate of 0.82%. As of March 31, 2009, $68.2 million was outstanding at a weighted-average interest rate of 0.93%. During 2008, the daily average amount outstanding under our lines of credit was $82.6 million at a weighted-average interest rate of 3.05%. As of December 31, 2008, $78.0 million was outstanding at a weighted-average interest rate of 0.91%. As of March 31, 2009, amounts were available for borrowing under our committed line of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	Date	Fee

Five year line of credit	$275,000	July 2010	.175%
Amounts drawn on line of credit	(68,230)
Outstanding letters of credit	(10,125)

Net available for borrowing as of March 31, 2009	$196,645

     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.

Note 11: Other commitments and contingencies
     Information regarding indemnifications, environmental matters, self-insurance and litigation can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K. No significant changes in these items occurred during the quarter ended March 31, 2009.
Note 12: Shareholders’ equity
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remain available for purchase under this authorization as of March 31, 2009. We repurchased 0.1 million shares during the quarter ended March 31, 2009 for $1.3 million. The terms of our $200.0 million notes maturing in 2015 place a limitation on restricted payments, including increases in dividend levels and share repurchases.
     Changes in shareholders’ equity during the quarter ended March 31, 2009 were as follows:

					Accumulated
	Common shares		Additional		other	Total
	Number	Par	paid-in	Retained	comprehensive	shareholders’
(in thousands)	of shares	value	capital	earnings	loss	equity

Balance, December 31, 2008	51,131	$51,131	$54,207	$12,682	$(64,954)	$53,066
Net income	—	—	—	12,504	—	12,504
Cash dividends	—	—	—	(12,811)	—	(12,811)
Common shares issued	139	139	877	—	—	1,016
Tax impact of share-based awards	—	—	(1,776)	—	—	(1,776)
Common shares repurchased	(120)	(120)	(1,199)	—	—	(1,319)
Other common shares retired	(43)	(43)	(408)	—	—	(451)
Share-based compensation	—	—	1,705	—	—	1,705
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(612)	(612)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	2,953	2,953
Amortization of loss on derivatives, net of tax	—	—	—	—	668	668
Currency translation adjustment	—	—	—	—	(991)	(991)

Balance, March 31, 2009	51,107	$51,107	$53,406	$12,375	$(62,936)	$53,952

     Accumulated other comprehensive loss was comprised of the following:

	March 31,	December 31,
(in thousands)	2009	2008

Postretirement and defined benefit pension plans:
Unrealized prior service credit	$22,246	$22,858
Unrealized net actuarial losses	(78,066)	(81,019)

Postretirement and defined benefit pension plans, net of tax	(55,820)	(58,161)
Loss on derivatives, net of tax	(6,830)	(7,498)
Currency translation adjustment	(286)	705

Accumulated other comprehensive loss	$(62,936)	$(64,954)

Note 13: Business segment information
     We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells business checks, printed forms, promotional products, web services, payroll services, marketing materials and related services and products to small businesses and home offices through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors, the internet and sales representatives. Financial Services sells personal and business checks, check-related products and services, customer loyalty programs, fraud monitoring and protection services, and stored value gift cards to financial institutions. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and Europe.
     The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2008 Form 10-K. We allocate corporate costs to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are reported in that segment’s results. Due to our shared services approach to many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments and deferred income taxes.
     We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.
     The following is our segment information as of and for the quarters ended March 31, 2009 and 2008:

		Reportable Business Segments
		Small
(in thousands)		Business Services	Financial Services	Direct Checks	Corporate	Consolidated

Revenue from external customers:	2009	$193,283	$102,003	$44,234	$—	$339,520
	2008	211,714	113,930	51,433	—	377,077

Operating (loss) income:	2009	(6,628)	19,561	14,249	—	27,182
	2008	21,860	18,970	14,696	—	55,526

Depreciation and amortization	2009	13,346	2,511	996	—	16,853
expense:	2008	11,955	2,390	1,099	—	15,444

Asset impairment charges:	2009	24,900	—	—	—	24,900
	2008	—	—	—	—	—

Total assets:	2009	739,800	68,768	98,448	284,230	1,191,246
	2008	726,666	69,888	100,863	276,368	1,173,785

Capital asset purchases:	2009	—	—	—	9,958	9,958
	2008	—	—	—	5,802	5,802
Note 14: Market risks
     Due to recent failures and consolidations of companies within the financial services industry and the downturn in the broader U.S. economy, including the liquidity crisis in the credit markets, we have identified certain market risks which may affect our future operating performance.
     Economic conditions — As discussed in Note 7, during the quarter ended March 31, 2009, we recorded an impairment charge of $4.9 million in our Small Business Services segment related to an indefinite-lived trade name. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our expected operating results, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of this asset.

     During the quarter ended March 31, 2009, we recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units. In completing our goodwill impairment analysis, we test the appropriateness of our reporting units’ estimated fair values by reconciling the aggregate reporting units’ fair values with our market capitalization. The aggregate fair value of our reporting units included a 25% control premium, which is an amount we estimate a buyer would be willing to pay in excess of the current market price of our company in order to acquire a controlling interest. The premium is justified by the expected synergies, such as expected increases in cash flows resulting from cost savings and revenue enhancements. Our fair value calculation was based on a closing stock price of $9.63 per share as of March 31, 2009. The fair value of the reporting unit for which goodwill was impaired exceeded its carrying value by $12 million as of March 31, 2009, subsequent to the impairment charge. The calculated fair values of our other reporting units exceeded their carrying values by amounts between $17 million and $209 million as of March 31, 2009.
     The credit agreement governing our committed line of credit requires us to maintain a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Significant impairment charges in the future could impact our ability to comply with this debt covenant, in which case our lenders could demand immediate repayment of amounts outstanding under our line of credit. We were in compliance with this debt covenant as of March 31, 2009 and we do not consider it likely that we will violate this debt covenant during 2009.
     Postretirement benefit plan — The plan assets of our postretirement benefit plan are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets saw a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year. Our plan assets and liabilities were re-measured at December 31, 2008, in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The unfunded status of our postretirement plan increased by $29.9 million during 2008 due in large part to the decrease in the fair value of plan assets. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008. It also contributes to an expected increase in postretirement benefit expense of approximately $8 million in 2009. If the equity and bond markets continue to decline, the funded status of our plan could continue to be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable.
     Financial institution clients — Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if any of the following were to occur:
•	We could lose a significant contract, which would have a negative impact on our results of operations.

•	We may be unable to recover the value of any related unamortized contract acquisition cost and/or accounts receivable. Contract acquisition costs, which are treated as pre-paid product discounts, are sometimes utilized in our Financial Services segment when signing or renewing contracts with our financial institution clients. As of March 31, 2009, contract acquisition costs totalled $60.6 million, while liabilities for contract acquisition costs not paid as of March 31, 2009 were $20.7 million. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. In most situations, the contract requires a financial institution to reimburse us for the unamortized contract acquisition cost if it terminates its contract with us prior to the end of the contract term. Our contract acquisition costs are comprised of amounts paid to individual financial institutions, many of which are smaller and would not have a significant impact on our consolidated financial statements if they were deemed unrecoverable. However, the inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

•	If one or more of our financial institution clients is taken over by a financial institution that is not one of our clients, we could lose significant business. In the case of a cancelled contract, we may be entitled to collect a contract termination payment. However, if a financial institution fails, we may be unable to collect that termination payment. We have no indication at this time that any significant contract terminations are likely.

•	If one or more of our larger clients were to consolidate with a financial institution that is not one of our clients, our results of operations could be positively impacted if we retain the client, as well as obtain the additional business from the other party in the consolidation.

•	If two of our financial institution clients consolidate, the increase in general negotiating leverage possessed by the consolidated entities often results in new contracts which are not as favorable to us as those historically negotiated with the clients individually.

•	We could generate non-recurring conversion revenue. Conversions are driven by the need to replace obsolete checks after one financial institution merges with or acquires another. However, we presently do not have specific information that indicates that we should expect to generate significant income from conversions.

     Deferred compensation plan — We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on phantom investments elected by plan participants, which are similar to the investments available in our defined contribution pension plan. As such, our liability for this plan fluctuates with market conditions. During the quarter ended March 31, 2009, we reduced our deferred compensation liability by $0.2 million due to losses on the underlying investments elected by plan participants. During 2008, we reduced this liability by $1.5 million due to investment losses. The carrying value of this liability, which was $3.5 million as of March 31, 2009, may change significantly in future periods if volatility in the equity markets continues. We plan to fund this liability through the redemption of investments in company-owned life insurance policies. These investments are included in long-term investments in the consolidated balance sheets and totaled $14.3 million as of March 31, 2009 and $14.1 million as of December 31, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
     Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 56.9% of our consolidated revenue for the first quarter of 2009. This segment has sold business checks, printed forms, promotional products, web services, payroll services, marketing materials and related services and products to more than six million small businesses and home offices in the past five years through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors, the internet and sales representatives. Of the more than six million customers we have served in the past five years, nearly four million have ordered our products or services in the last 24 months. Our Financial Services segment generated 30.1% of our consolidated revenue for the first quarter of 2009. This segment sells personal and business checks, check-related products and services, customer loyalty programs, fraud monitoring and protection services, and stored value gift cards to approximately 6,500 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 13.0% of our consolidated revenue for the first quarter of 2009. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and Europe.
     Our business has been negatively impacted by the effects of a severe downturn in the economy and by the continued turmoil in the financial services sector. We have experienced a reduction in demand for many of our products in Small Business Services, and check orders from several of our financial institutions have been lower due to uncertainty related to government bailouts and consolidations. At the same time, we have accelerated many of our cost reduction actions and have identified additional opportunities to improve our operating cost structure. In addition, we have continued to invest in our transformation with acquisitions that we expect to bring higher growth business service offerings into our portfolio. We are focused on capitalizing on transformational opportunities available to us in this difficult environment and believe that we will be better positioned to deliver increasingly better margins once the economy begins to recover.
     Our net income for the first quarter of 2009, as compared to the first quarter of 2008, benefited from the following:
•	Various initiatives to reduce our cost structure, primarily within sales and marketing, information technology and manufacturing;

•	Net pre-tax gains of $9.3 million from the retirement of long-term notes, including additional interest expense of $0.5 million related to accelerating the amortization of a portion of the loss on a derivative associated with the notes; and

•	Higher Direct Checks revenue per order resulting from price increases and increased sales of fraud protection services.

These benefits were more than offset by the following:

•	Asset impairment charges of $24.9 million within Small Business Services related to goodwill and an indefinite-lived trade name resulting from declines in our stock price during the first quarter of 2009 coupled with the continuing impact of the economic downturn on our expected operating results;

•	Lower volume in Small Business Services due primarily to changes in our customers’ buying patterns as a result of the economic recession;

•	Reduced volume for our personal check businesses due to the continuing decline in check usage and turmoil in the financial services industry;

•	Increases in paper prices and delivery rates;

•	One less production day in 2009, as compared to the first quarter of 2008;

•	Increased retiree medical expenses related primarily to losses on plan assets during 2008; and

•	Restructuring related costs in 2009 related to previously announced cost reduction initiatives.
Our Strategies
     Details concerning our strategies were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). There were no significant changes in our strategies during the first quarter of 2009.
Update on Cost Reduction Initiatives
     As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2008 Form 10-K, we are pursuing aggressive cost reduction and business simplification initiatives which we expect to collectively reduce our annual cost structure by at least $300 million, net of required investments, by the end of 2010. The baseline for these anticipated savings is the estimated cost structure for 2006, which was reflected in the earnings guidance reported in our press release on July 27, 2006 regarding second quarter 2006 results. We are currently on track to realize approximately $90 million of the $300 million target in 2009. We estimate that we realized approximately $155 million of this target through the end of 2008, and we expect the remaining $55 million to be realized in 2010. To date, most of our savings are from sales and marketing, information technology and fulfillment, including manufacturing and supply chain.
Outlook for 2009
     We anticipate that consolidated revenue will be between $1.3 billion and $1.385 billion for 2009, as compared to $1.47 billion for 2008. In Small Business Services, we expect that weak economic conditions will continue to adversely affect volumes and drive a mid-single to low-double digit decline in revenue despite modest contributions from our e-commerce initiatives and revenue from our 2008 acquisitions. The acquisitions are performing in line with our expectations and we continue to expect them to be accretive to earnings per share later in 2009. In Financial Services, we expect the acceleration of check order declines to reach approximately six to seven percent, compared to 2008, given the turmoil in the financial services industry and increases in electronic payments. We expect the related revenue pressure to be partially offset by a price increase implemented in the fourth quarter of 2008 and another increase scheduled for the third quarter of 2009, as well as a modest contribution from our loyalty, retention, monitoring and protection offers. In Direct Checks, we expect the revenue decline to be in the double digits, driven by the decline in check usage and the weak economy which is negatively impacting our ability to sell additional products. The upper end of our outlook assumes the current economic trends do not improve throughout the year and that we benefit only a modest amount from our revenue growth initiatives. The lower end of our outlook assumes a further deterioration in the economy throughout the year.
     We expect that 2009 diluted earnings per share will be between $1.70 and $2.00, which includes an estimated $0.35 per share reduction for impairment charges, restructuring activities and gains on debt repurchases, compared to $1.97 for 2008. We expect that continued progress with our cost reduction initiatives, the gain recognized on the retirement of long-term notes in 2009, as well as the impact of higher restructuring charges in 2008, will be partially offset by the revenue decline and the increased impairment charges in 2009, as well as increases in materials and delivery costs, performance-based employee compensation and employee and retiree medical expenses. Our outlook also reflects a merit wage freeze in 2009 which avoids an $8 million increase in our expense structure. We estimate that our annual effective tax rate for 2009 will be approximately 37%, which includes 3.0 percentage points associated with gains on debt retirements, restructuring activities and the non-deductible portion of the goodwill impairment charge. Our annual effective tax rate was 33.9% in 2008.
     We anticipate that net cash provided by operating activities of continuing operations will be between $175 million and $200 million in 2009, compared to $198 million in 2008. We anticipate that lower earnings and increased restructuring-related payments will be offset by lower performance-based compensation payments in 2009, associated with our 2008 performance, as well as working capital improvements. We estimate that capital spending will be approximately $40 million in 2009 as we continue to expand our use of digital printing technology, further advance our flat check packaging process and invest in manufacturing productivity and revenue growth initiatives.
     We believe our credit facility, which expires in July 2010, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small acquisitions, required debt service and dividend payments, for the next 12 months. With no long-term debt maturities until 2012, we are focused on a disciplined approach to capital deployment that balances the need to continue investing in initiatives to drive revenue growth, including small acquisitions, with our focus on reducing debt. Although we have periodically repurchased shares in the recent past, our focus in 2009 is to further reduce our debt. During the first quarter of 2009, we retired $31.2 million of long-term notes and we re-paid

$9.8 million borrowed under our committed line of credit. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis and thus, are subject to change.
BUSINESS CHALLENGES/MARKET RISKS
     Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2008 Form 10-K. There were no significant changes in these items, with the exception of the impairment charges recorded during the first quarter of 2009. During the quarter ended March 31, 2009, we recorded impairment charges in our Small Business Services segment of $20.0 million related to goodwill and $4.9 million related to an indefinite-lived trade name. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our expected operating results, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of these assets. The fair value of the reporting unit for which goodwill was impaired exceeded its carrying value by $12 million as of March 31, 2009, subsequent to the impairment charge. The calculated fair values of our other reporting units exceeded their carrying values by amounts between $17 million and $209 million as of March 31, 2009.
     The credit agreement governing our committed line of credit requires us to maintain a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Significant impairment charges in the future could impact our ability to comply with this debt covenant, in which case our lenders could demand immediate repayment of amounts outstanding under our line of credit. We were in compliance with this debt covenant as of March 31, 2009 and we expect to remain in compliance with this debt covenant during 2009.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2009	2008	Change

Revenue	$339,520	$377,077	(10.0%)

Orders	15,110	15,947	(5.2%)
Revenue per order	$22.47	$23.65	(5.0%)
     The decrease in revenue for the first quarter of 2009, as compared to the first quarter of 2008, was due to lower order volume in each of our segments. Partially offsetting the volume declines were sales of products and services by businesses acquired in 2008, as well as higher revenue per order for Direct Checks due to price increases and increased sales of fraud protection services. Sales of fraud protection services also increased within Small Business Services.
     The number of orders decreased for the first quarter of 2009, as compared to the first quarter of 2008, due primarily to the volumes declines for Financial Services and Direct Checks discussed earlier, as well as the unfavorable economic conditions primarily affecting Small Business Services. Partially offsetting these volume declines were sales of products and services by businesses acquired in 2008. The decline in orders, excluding the acquired businesses, was 11.0% in the first quarter of 2009, as compared to the first quarter of 2008.
     Revenue per order decreased in the first quarter of 2009, as compared to the first quarter of 2008, primarily due to the businesses acquired in 2008. The acquisitions reduced revenue per order by 4.0 percentage points for the first quarter of 2009 as we consider each monthly billing generated for web services fees to be an order. Revenue per order for Financial Services was flat compared to the first quarter of 2008 as continuing competitive pricing pressure was offset by a price increase implemented in October 2008.

Consolidated Gross Margin

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Gross profit	$210,261	$234,139	(10.2%)
Gross margin	61.9%	62.1%	(0.2	)pt.
     Gross margin decreased for the first quarter of 2009, as compared to the first quarter of 2008, due primarily to an increase of $2.5 million in restructuring charges and other costs related to our cost reduction initiatives. Further information regarding our restructuring costs can be found under Restructuring Costs. The restructuring charges and other related costs reduced our gross margin for the first quarter of 2009 by 0.8 percentage points. Also, paper prices and delivery rates were higher as compared to the first quarter of 2008. These decreases were partially offset by Direct Checks price increases, manufacturing efficiencies and other benefits resulting from our cost reduction initiatives, as well as lower manufacturing costs resulting from favorable product mix.
Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

SG&A expense	$158,356	$179,152	(11.6%)
SG&A as a percentage of revenue	46.6%	47.5%	(0.9	)pt.
     The decrease in SG&A expense for the first quarter of 2009, as compared to the first quarter of 2008, was primarily due to various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology. Partially offsetting these decreases were expenses from the businesses we acquired in 2008.
Asset Impairment Charges

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Asset impairment charges	$24,900	$—	$24,900
     As of March 31, 2009, we completed impairment analyses of goodwill and an indefinite-lived trade name due to declines in our stock price during the quarter ended March 31, 2009 coupled with the continuing impact of the economic downturn on our expected operating results. As a result of these analyses, we recorded non-cash asset impairment charges in our Small Business Services segment of $20.0 million related to goodwill and $4.9 million related to the indefinite-lived trade name. See Business Challenges/Market Risks for a related discussion of market risks. Further information regarding the impairment analyses can be found under the caption “Note 3: Supplemental balance sheet and cash flow information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Gain on Early Debt Extinguishment

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Gain on early debt extinguishment	$9,834	$—	$9,834
     During the first quarter of 2009, we retired $31.2 million of long-term notes at an average 32% discount, realizing a pre-tax gain of $9.8 million. We may retire additional debt during 2009, depending on prevailing market conditions, our liquidity requirements and other factors.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Interest expense	$12,420	$12,753	(2.6%)
Weighted-average debt outstanding	835,892	849,627	(1.6%)
Weighted-average interest rate	5.26%	5.53%	(0.27	)pt.
     The decrease in interest expense for the first quarter of 2009, as compared to the first quarter of 2008, was due to our lower weighted-average interest rate in 2009, as well as our lower average debt level. These decreases were partially offset by additional interest expense of $0.5 million as we were required to accelerate the recognition of a portion of the loss on a derivative due to the retirement of long-term notes during the first quarter of 2009.
Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Income tax provision	$12,449	$15,491	(19.6%)
Effective tax rate	49.9%	35.8%	14.1	pt.
     The increase in our effective tax rate for the first quarter of 2009, as compared to the first quarter of 2008, was primarily due to the impact of discrete income tax expense in the first quarter of 2009. Discrete items consisted of the non-deductible portion of the goodwill impairment charge, among other items, and increased our effective tax rate by 13.8 points for the first quarter of 2009.
RESTRUCTURING COSTS
     During the first quarter of 2009, we recorded net restructuring charges of $1.3 million. This amount included expenses related to our restructuring activities, including equipment moves, training and travel, as well as net restructuring accruals of $0.4 million. The net restructuring accruals included charges of $1.0 million related primarily to operating lease obligations on two manufacturing facilities which were closed during the quarter ended March 31, 2009, less the reversal of $0.6 million of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. The net restructuring accruals were reflected as restructuring charges within cost of goods sold of $0.7 million and a reduction of restructuring charges within operating expenses of $0.3 million in the consolidated statement of income for the quarter ended March 31, 2009. The other costs related to our restructuring activities were expensed as incurred and were reflected as restructuring charges of $0.8 million within cost of goods sold and restructuring charges within operating expenses of $0.1 million in the consolidated statement of income for the quarter ended March 31, 2009. In addition to the amounts reflected in the restructuring charges captions in the consolidated statement of income, we incurred $1.1 million of other restructuring-related costs, such as redundancies occurring during the closing of facilities, during the quarter ended March 31, 2009.
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
     One customer call center was closed during the third quarter of 2008 and one manufacturing facility was closed in December 2008. Two manufacturing facilities and a customer call center were closed during the first quarter of 2009. One manufacturing facility was closed in April 2009 and the remaining two manufacturing facilities are expected to close in the second half of 2009. The majority of the employee reductions are expected to be completed by the end of 2009. As such, we expect most of the related severance payments to be fully paid by the first half of 2010, utilizing cash from operations.
     As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $8 million in cost of goods sold and $25 million in SG&A expense in 2009 relative to 2008. Expense reductions consist primarily of labor and facility costs.

     Further information regarding our restructuring charges can be found under the caption “Note 6: Restructuring charges” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
SEGMENT RESULTS
     Additional financial information regarding our business segments appears under the caption “Note 13: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Small Business Services
     This segment sells business checks, printed forms, promotional products, web services, payroll services, marketing materials and related services and products to small businesses and home offices through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors, the internet and sales representatives.

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Revenue	$193,283	$211,714	(8.7%)
Operating (loss) income	(6,628)	21,860	(130.3%)
% of revenue	(3.4%)	10.3%	(13.7	)pt.
     The decrease in revenue for the first quarter of 2009, as compared to the first quarter of 2008, was due primarily to general economic conditions affecting our customers’ buying patterns, as well as an unfavorable exchange rate impact of $3.2 million related to our Canadian operations. Partially offsetting these decreases were sales of products and services by businesses acquired in 2008, as well as growth in fraud protection services.
     The decrease in operating income and operating margin for the first quarter of 2009, as compared to the first quarter of 2008, was due to the asset impairment charges of $24.9 million discussed earlier under Consolidated Results of Operations, as well as the revenue decrease, a $2.6 million increase in restructuring-related costs and higher paper costs and delivery rates. These decreases in operating income were partially offset by continued progress on our cost reduction initiatives.
Financial Services
     Financial Services sells personal and business checks, check-related products and services, customer loyalty programs, fraud monitoring and protection services, and stored value gift cards to banks and other financial institutions. As part of our check programs, we also offer enhanced services such as customized reporting, file management and expedited account conversion support.

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Revenue	$102,003	$113,930	(10.5%)
Operating income	19,561	18,970	3.1%
% of revenue	19.2%	16.7%	2.5	pt.
     The decrease in revenue for the first quarter of 2009, as compared to the first quarter of 2008, was primarily due to a 10.5% decrease in order volume resulting from the continuing decline in check usage, turmoil in the financial services industry and one less business day in 2009. Our experience indicates that the recent failures and consolidation of companies within the financial services industry has caused some larger financial institutions to lose customers, thus, reducing our order volume when those customers move their accounts to financial institutions which are not our clients. Revenue per order was flat compared to the first quarter of 2008, as continuing competitive pricing pressure was offset by a price increase implemented in October 2008.

     Operating income and operating margin increased for the first quarter of 2009, as compared to the first quarter of 2008, primarily due to the benefit of our various cost reduction initiatives and lower manufacturing costs related to favorable product mix, partially offset by the revenue decline and higher paper costs and delivery rates.
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

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Revenue	$44,234	$51,433	(14.0%)
Operating income	14,249	14,696	(3.0%)
% of revenue	32.2%	28.6%	3.6	pt.
     The decrease in revenue for the first quarter of 2009, as compared to the first quarter of 2008, was due to a reduction in orders stemming from the decline in check usage and planned lower advertising levels, as well as the weak economy which negatively impacted our ability to sell additional products. Partially offsetting the volume decline was higher revenue per order resulting from price increases and increased sales of fraud protection services.
     The decrease in operating income for the first quarter of 2009, as compared to the first quarter in 2008, was primarily due to the lower order volume and increased paper costs and delivery rates, partially offset by our cost reduction initiatives.
CASH FLOWS
     As of March 31, 2009, we held cash and cash equivalents of $17.0 million. The following table shows our cash flow activity for the quarters ended March 31, 2009 and 2008, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Continuing operations:
Net cash provided by operating activities	$62,971	$30,112	$32,859
Net cash used by investing activities	(10,804)	(5,886)	(4,918)
Net cash used by financing activities	(49,878)	(27,858)	(22,020)
Effect of exchange rate change on cash	(359)	(242)	(117)

Net cash provided (used) by continuing operations	1,930	(3,874)	5,804
Net cash used by operating activities of discontinued operations	(470)	(131)	(339)
Net cash used by investing activities of discontinued operations	(6)	—	(6)

Net change in cash and cash equivalents	$1,454	$(4,005)	$5,459

     The $32.9 million increase in cash provided by operating activities for the first quarter of 2009, as compared to the first quarter of 2008, was primarily due to a $23.7 million decrease in 2009 in employee profit sharing and pension contributions related to our lower 2008 performance, as well as working capital improvement initiatives. These increases were partially offset by a planned increase of $11.2 million in contract acquisition payments in 2009.

     Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Contract acquisition payments	$14,056	$2,846	$11,210
Employee profit sharing and pension contributions	11,430	35,126	(23,696)
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	11,100	11,800	(700)
Severance payments	4,483	2,037	2,446
Income tax payments	4,189	5,630	(1,441)
Interest payments	640	1,782	(1,142)
     Net cash used by investing activities in the first quarter of 2009 was $4.9 million higher than the first quarter of 2008, due to increased purchases of capital assets related to e-commerce and cost reduction initiatives in all three of our segments. Net cash used by financing activities in the first quarter of 2009 was $22.0 million higher than the first quarter of 2008 due primarily to payments of $21.2 million to retire long-term notes and the repayment of $9.8 million borrowed on our committed line of credit, partially offset by fewer shares repurchased in 2009.
     Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Net proceeds from short-term debt	$—	$4,345	$(4,345)
Proceeds from issuing shares under employee plans	1,016	1,636	(620)
     Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2009	2008	Change

Payments on long-term debt	$21,654	$422	$21,232
Cash dividends paid to shareholders	12,811	12,871	(60)
Purchases of capital assets	9,958	5,802	4,156
Net payments on short-term debt	9,770	—	9,770
Payments for common shares repurchased	1,319	13,943	(12,624)
     We anticipate that net cash provided by operating activities of continuing operations will be between $175 million and $200 million in 2009, compared to $198 million in 2008. We anticipate that lower earnings and increased restructuring-related payments will be offset by lower performance-based compensation payments in 2009 associated with our 2008 performance, as well as working capital improvements. We anticipate that cash generated by operating activities in 2009 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $40 million, debt reduction and possibly, small acquisitions. Our capital spending will be focused on expanding our use of digital printing technology, further advancing our flat check packaging process and investing in manufacturing productivity and revenue growth initiatives. We have no maturities of long-term debt until 2012. As of March 31, 2009, we had $196.6 million available for borrowing under our committed line of credit. We believe our credit facility, which expires in July 2010, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small acquisitions, required debt service and dividend payments, for the next 12 months. We anticipate that we may replace our existing credit facility in six to 12 months.
     The credit agreement governing our committed line of credit requires us to maintain a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Significant asset impairment charges in the future could impact our ability to comply with this debt covenant, in which case, our lenders could demand immediate repayment of amounts outstanding under our line of credit. See Business Challenges/Market Risks for information regarding asset impairments. However, we expect to remain in compliance with this debt covenant in 2009.
CAPITAL RESOURCES
     Our total debt was $812.0 million as of March 31, 2009, a decrease of $41.3 million from December 31, 2008. During the first quarter of 2009, we retired $31.2 million of long-term notes, realizing a pre-tax gain of $9.8 million.
Capital Structure

	March 31,	December 31,
(in thousands)	2009	2008	Change

Amounts drawn on line of credit	$68,230	$78,000	$(9,770)
Current portion of long-term debt	972	1,440	(468)
Long-term debt	742,830	773,896	(31,066)

Total debt	812,032	853,336	(41,304)
Shareholders’ equity	53,952	53,066	886

Total capital	$865,984	$906,402	$(40,418)

     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remained available for purchase under this authorization as of March 31, 2009. We repurchased 0.1 million shares for $1.3 million during the first quarter of 2009. Further information regarding changes in shareholders’ equity appears under the caption “Note 12: Shareholders equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Debt Structure

	March 31, 2009		December 31, 2008
		Weighted-		Weighted-
		average		average
		interest		interest
(in thousands)	Amount	rate	Amount	rate	Change

Fixed interest rate	$742,830	5.7%	$773,896	5.7%	$(31,066)
Floating interest rate	68,230	0.9%	78,000	0.9%	(9,770)
Capital lease	972	10.4%	1,440	10.4%	(468)

Total debt	$812,032	5.3%	$853,336	5.2%	$(41,304)

     Further information concerning our outstanding debt can be found under the caption “Note 10: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other factors.
     As necessary, we utilize our committed line of credit to meet our working capital requirements. As of March 31, 2009, we had a $275.0 million committed line of credit. The credit agreement governing our line of credit contains customary covenants regarding limits on levels of subsidiary indebtedness and requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. We were in compliance with all debt covenants as of March 31, 2009, and we expect to remain in compliance with all debt covenants throughout the next 12 months. See Business Challenges/Market Risks for further information regarding asset impairments and their impact on compliance with our debt covenant.

     As of March 31, 2009, amounts were available for borrowing under our committed line of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	.175%
Amounts drawn on line of credit	(68,230)
Outstanding letters of credit	(10,125)

Net available for borrowing as of March 31, 2009	$196,645

CONTRACT ACQUISITION COSTS
     Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $14.1 million for the quarter ended March 31, 2009 and $2.8 million for the quarter ended March 31, 2008. We anticipate cash payments of approximately $20 million in 2009. Changes in contract acquisition costs during the first quarters of 2009 and 2008 were as follows:

	Quarter Ended March 31,
(in thousands)	2009	2008

Balance, beginning of year	$37,706	$55,516
Additions(1)	29,265	2,976
Amortization	(6,333)	(6,243)

Balance, end of period	$60,638	$52,249

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $14,056 for the quarter ended March 31, 2009 and $2,846 for the quarter ended March 31, 2008.
     The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments increased in the mid-2000s, and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. These costs impact the timing of cash flows. An up-front cash payment is made rather than providing higher product discount levels throughout the term of the contract. Contract acquisition costs of $60.6 million as of March 31, 2009 increased $22.9 million from December 31, 2008, primarily due to planned contract renewals executed during the quarter. Information regarding the recoverability of contract acquisition costs appears under the caption “Note 14: Market risks” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $13.5 million as of March 31, 2009 and $4.3 million as of December 31, 2008. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $7.2 million as of March 31, 2009 and $1.2 million as of December 31, 2008.
OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS
     It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, including breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any likely liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K.
     We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.
     A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2008 Form 10-K. There were no significant changes in these obligations during the first quarter of 2009.
RELATED PARTY TRANSACTIONS
     We have not entered into any material related party transactions during the quarter ended March 31, 2009 or during 2008.
CRITICAL ACCOUNTING POLICIES
     A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2008 Form 10-K. There were no changes in these policies during the first quarter of 2009. The following discussion outlines significant estimates and assumptions made by management during the first quarter of 2009 regarding the application of our critical accounting policies.
     The estimate of fair value for the indefinite-lived trade name is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss is recognized. During the quarter ended March 31, 2009, we recorded an impairment charge of $4.9 million in our Small Business Services segment related to our indefinite-lived trade name. As of March 31, 2009, we assumed a discount rate of 16.6% and a royalty rate of 2%. A one percentage point increase in the discount rate would reduce the indicated fair value of the asset by $1.4 million and a one percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by $9.5 million. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our expected operating results, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of this asset.
     During the quarter ended March 31, 2009, we recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units. In completing our goodwill impairment analysis, we test the appropriateness of our reporting units’ estimated fair values by reconciling the aggregate reporting units’ fair values with our market capitalization. The aggregate fair value of our reporting units included a 25% control premium, which is an amount we estimate a buyer would be willing to pay in excess of the current market price of our company in order to acquire a controlling interest. The premium is justified by the expected synergies, such as expected increases in cash flows resulting from cost savings and revenue enhancements. Our fair value calculation was based on a closing stock price of $9.63 per share as of March 31, 2009. The fair value of the reporting unit for which goodwill was impaired exceeded its carrying value by $12 million as of March 31, 2009, subsequent to the impairment charge. The calculated fair values of our other reporting units exceeded their carrying values by amounts between $17 million and $209 million as of March 31, 2009.

NEW ACCOUNTING PRONOUNCEMENTS
     Information regarding the accounting pronouncement adopted during the first quarter of 2009 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Any additional disclosures required under this guidance will be included in our annual report on Form 10-K for the year ending December 31, 2009.
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
     We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. The material uncertainties and other factors known to us are discussed in Item 1A of the 2008 Form 10-K and are incorporated into this report as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.
     You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first quarter of 2009, we used our committed lines of credit to fund working capital and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2009, our total debt was comprised of the following:

			Weighted-
			average
	Carrying	Fair	interest
(in thousands)	amount	value(1)	rate

Long-term notes maturing December 2012	$279,654	$202,832	5.00%
Long-term notes maturing October 2014	263,176	167,059	5.13%
Long-term notes maturing June 2015	200,000	149,000	7.38%
Amounts drawn on line of credit	68,230	68,230	0.93%
Capital lease obligation maturing in September 2009	972	972	10.41%

Total debt	$812,032	$588,093	5.29%

(1)	Based on quoted market rates as of March 31, 2009, except for our capital lease obligation which is shown at carrying value.
     We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other factors.

     Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.2 million for the first quarter of 2009.
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
     See Business Challenges/Market Risks in Item 2 of this report for further discussion of market risks.
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
     (b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
     Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). There have been no significant changes to these risk factors since we filed the 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table shows purchases of our own equity securities, based on trade date, which we completed during the first quarter of 2009.
Issuer Purchases of Equity Securities

				Maximum
				number (or
				approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units)
			purchased as part	that may yet be
	Total number of	Average price	of publicly	purchased under
	shares (or units)	paid per share	announced plans	the plans or
Period	purchased	(or unit)	or programs	programs

January 1, 2009 — January 31, 2009	100,000	$11.61	100,000	6,383,900

February 1, 2009 — February 29, 2009	20,000	7.89	20,000	6,363,900

March 1, 2009 — March 31, 2009	—	—	—	6,363,900

Total	120,000	$10.99	120,000	6,363,900

     In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and we may purchase additional shares under this authorization in the future.
     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2009, we withheld 43,412 shares in conjunction with the vesting and exercise of equity-based awards.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit		Method of
Number	Description	Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

2.2	Agreement and Plan of Merger, dated as of June 18, 2008, by and among us, Deluxe Business Operations, Inc., Helix Merger Corp. and Hostopia.com Inc. (excluding schedules which we agree to furnish to the Commission upon request) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on June 23, 2008)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*

4.1	Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)	*

4.2	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)	*

4.3	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.4	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

Exhibit		Method of
Number	Description	Filing

4.5	Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.7	Registration Rights Agreement, dated May 14, 2007, by and between us and J.P. Morgan Securities Inc., as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement related to the 7.375% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.8	Specimen of 7.375% Senior Notes due 2015 (included in Exhibit 4.6)	*

10.1	Form of Cash Performance Award Agreement (ver. 2/09)	Filed herewith

10.2	Form of Non-qualified Stock Option Agreement (ver. 2/09)	Filed herewith

12.1	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: April 30, 2009	/s/ Lee Schram
Lee Schram
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2009	/s/ Richard S. Greene
Richard S. Greene
Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2009	/s/ Terry D. Peterson
Terry D. Peterson
Vice President, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Form of Cash Performance Award Agreement (ver. 2/09)

10.2	Form of Non-qualified Stock Option Agreement (ver. 2/09)

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002