Form 10-Q
period 2009-06-30
DELUXE CORP
filed 2009-08-07
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
☑ Yes      ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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
The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 27, 2009 was 51,136,889.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$18,141	$15,590
Trade accounts receivable (net of allowances for uncollectible accounts of $4,802 and $5,930, respectively)	58,925	68,572
Inventories and supplies	24,345	25,791
Deferred income taxes	15,765	17,825
Cash held for customers	33,499	26,078
Other current assets	18,241	13,230

Total current assets	168,916	167,086
Long-Term Investments (including $1,903 and $1,855 of investments at fair value, respectively)	38,100	36,794
Property, Plant, and Equipment (net of accumulated depreciation of $346,074 and $340,886, respectively)	126,499	128,105
Asset Held for Sale	3,935	—
Intangibles (net of accumulated amortization of $428,511 and $405,208, respectively)	137,382	154,081
Goodwill	633,124	653,044
Other Non-Current Assets	94,940	79,875

Total assets	$1,202,896	$1,218,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,427	$61,598
Accrued liabilities	138,483	142,599
Short-term debt	75,257	78,000
Long-term debt due within one year	493	1,440

Total current liabilities	273,660	283,637
Long-Term Debt	742,888	773,896
Deferred Income Taxes	15,575	9,491
Other Non-Current Liabilities	95,923	98,895
Commitments and Contingencies (Notes 10, 11 and 14)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2009 - 51,137; 2008 - 51,131)	51,137	51,131
Additional paid-in capital	54,507	54,207
Retained earnings	27,341	12,682
Accumulated other comprehensive loss	(58,135)	(64,954)

Total shareholders’ equity	74,850	53,066

Total liabilities and shareholders’ equity	$1,202,896	$1,218,985

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$332,069	$363,992	$671,589	$741,069
Net restructuring charges	778	422	2,285	459
Other cost of goods sold	126,186	136,738	253,938	279,639

Total cost of goods sold	126,964	137,160	256,223	280,098

Gross Profit	205,105	226,832	415,366	460,971

Selling, general and administrative expense	151,730	162,757	310,086	341,909
Net restructuring charges	292	1,560	115	1,021
Asset impairment charges	—	—	24,900	—

Operating Income	53,083	62,515	80,265	118,041

Gain on early debt extinguishment	—	—	9,834	—
Interest expense	(11,627)	(12,380)	(24,047)	(25,133)
Other income	207	379	565	874

Income Before Income Taxes	41,663	50,514	66,617	93,782

Income tax provision	13,887	17,105	26,337	32,597

Income From Continuing Operations	27,776	33,409	40,280	61,185

Net Loss From Discontinued Operations	—	(792)	—	(1,251)

Net Income	$27,776	$32,617	$40,280	$59,934

Basic Earnings per Share:
Income from continuing operations	$0.54	$0.65	$0.79	$1.18
Net loss from discontinued operations	—	(0.02)	—	(0.02)
Basic earnings per share	0.54	0.63	0.79	1.16

Diluted Earnings per Share:
Income from continuing operations	$0.54	$0.65	$0.79	$1.18
Net loss from discontinued operations	—	(0.02)	—	(0.02)
Diluted earnings per share	0.54	0.63	0.79	1.15

Cash Dividends per Share	$0.25	$0.25	$0.50	$0.50

Total Comprehensive Income	$32,577	$33,905	$47,099	$61,817
See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$40,280	$59,934
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	—	1,251
Depreciation	11,638	10,620
Amortization of intangibles	23,116	20,320
Asset impairment charges	24,900	—
Amortization of contract acquisition costs	12,460	12,442
Employee share-based compensation expense	3,464	4,873
Deferred income taxes	3,826	971
Gain on early debt extinguishment	(9,834)	—
Other non-cash items, net	9,228	8,849
Changes in assets and liabilities, net of effect of acquisitions and discontinued operations:
Trade accounts receivable	7,203	7,203
Inventories and supplies	1,065	(1,088)
Other current assets	(2,969)	(1,239)
Non-current assets	5,671	3,373
Accounts payable	3,031	(4,170)
Contract acquisition payments	(15,456)	(4,571)
Other accrued and non-current liabilities	(31,763)	(51,854)

Net cash provided by operating activities of continuing operations	85,860	66,914

Cash Flows from Investing Activities:
Purchases of capital assets	(23,737)	(15,198)
Payments for acquisitions, net of cash acquired	—	(1,675)
Purchase of customer list	(1,639)	—
Other	(3,023)	109

Net cash used by investing activities of continuing operations	(28,399)	(16,764)

Cash Flows from Financing Activities:
Net payments on short-term debt	(2,743)	(6,870)
Payments on long-term debt	(22,134)	(855)
Change in book overdrafts	(4,161)	(7,876)
Proceeds from issuing shares under employee plans	1,042	1,635
Excess tax benefit from share-based employee awards	8	92
Payments for common shares repurchased	(1,319)	(13,943)
Cash dividends paid to shareholders	(25,621)	(25,779)

Net cash used by financing activities of continuing operations	(54,928)	(53,596)

Effect of Exchange Rate Change on Cash	500	(202)
Cash Used by Operating Activities of Discontinued Operations	(470)	(171)
Cash Used by Investing Activities of Discontinued Operations	(12)	(16)

Net Change in Cash and Cash Equivalents	2,551	(3,835)
Cash and Cash Equivalents: Beginning of Period	15,590	21,615

End of Period	$18,141	$17,780

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Consolidated financial statements
          The consolidated balance sheet as of June 30, 2009, the consolidated statements of income for the quarters and six months ended June 30, 2009 and 2008 and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited. The consolidated balance sheet as of December 31, 2008 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
          We have reclassified certain amounts presented in the consolidated statements of income for the quarter and six months ended June 30, 2008 and the consolidated statement of cash flows for the six months ended June 30, 2008, to reflect the results of our retail packaging and signage business as discontinued operations (see Note 6). These reclassifications did not affect previously reported net income.
Note 2: New accounting pronouncements
          Recently adopted accounting pronouncements - In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, which modifies the required accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” SFAS No. 141(R) changes the accounting for business acquisitions and will impact financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to business combinations completed after December 31, 2008. Under the new guidance, acquisition-related costs must be expensed as incurred. Previously, these costs were capitalized as part of the acquisition’s purchase price. As discussed in Note 15, we completed two acquisitions in July 2009. Acquisition-related costs included in our consolidated statements of income for the quarter and six months ended June 30, 2009 were not significant. For acquisitions completed prior to January 1, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as adjustments to the cost of the acquisition. This new guidance did not significantly impact our consolidated financial statements for the quarter or six months ended June 30, 2009.
          In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008. We did not acquire any limited use intangibles during the six months ended June 30, 2009, and we are not able to predict the impact of this guidance, if any, on the accounting for assets we may acquire in future periods. As of January 1, 2009, we had an intangible asset for distributor contracts which was recorded in conjunction with the acquisition of New England Business Service, Inc. (NEBS) in June 2004. The distributor contract asset had a carrying value of $7.2 million as of June 30, 2009 and is being amortized over nine years. In general, the distributor contracts have an initial five-year term and may be renewed for successive five-year periods upon mutual agreement of both parties. At the time the original fair value of these contracts was determined, an annual 90% contract retention rate was assumed based on historical experience. As of June 30, 2009, the average period remaining to the next contract renewal for our recognized distributor contracts was 2.5 years. Costs related to renewing or extending these contracts are not material and are expensed as incurred.
          In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock unit and restricted stock awards provide a nonforfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, we began reporting earnings per share under the two-class method and we restated our historical earnings per share accordingly (see Note 5). The impact on previously reported earnings per share was not significant.
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
          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The new guidance requires disclosures about the fair value of financial instruments for interim reporting periods, as well as in annual financial statements. The disclosures required under this guidance are presented in Note 4.
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this standard during the quarter ended June 30, 2009. We evaluated subsequent events through August 7, 2009, the date our consolidated financial statements were filed with the Securities and Exchange Commission (SEC).
          Accounting pronouncements not yet adopted - In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Any additional disclosures required under this guidance will be included in our annual report on Form 10-K for the year ending December 31, 2009.
Note 3: Supplemental balance sheet and cash flow information
          Inventories and supplies - Inventories and supplies were comprised of the following:

	June 30,	December 31,
(in thousands)	2009	2008
Raw materials	$4,325	$4,047
Semi-finished goods	9,844	10,807
Finished goods	6,275	6,608

Total inventories	20,444	21,462
Supplies, primarily production	3,901	4,329

Inventories and supplies	$24,345	$25,791

          Asset held for sale — Asset held for sale as of June 30, 2009 consisted of our facility located in Thorofare, New Jersey, which previously housed manufacturing operations and a customer call center. This facility was closed in April 2009 and we are actively marketing this property. The expected selling price for this facility exceeds its carrying value.
          Intangibles - Intangibles were comprised of the following:

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$24,000	$—	$24,000
Amortizable intangibles:
Internal-use software	324,342	(271,557)	52,785	315,493	(260,320)	55,173
Customer lists/relationships	128,148	(104,551)	23,597	125,530	(96,963)	28,567
Distributor contracts	30,900	(23,693)	7,207	30,900	(22,792)	8,108
Trade names	54,861	(22,969)	31,892	54,861	(19,920)	34,941
Other	8,542	(5,741)	2,801	8,505	(5,213)	3,292

Amortizable intangibles	546,793	(428,511)	118,282	535,289	(405,208)	130,081

Intangibles	$565,893	$(428,511)	$137,382	$559,289	$(405,208)	$154,081

          Total amortization of intangibles was $11.9 million for the quarter ended June 30, 2009 and $10.1 million for the quarter ended June 30, 2008. Amortization of intangibles was $23.1 million for the six months ended June 30, 2009 and $20.3 million for the six months ended June 30, 2008. Based on the intangibles in service as of June 30, 2009, estimated future amortization expense is as follows:

(in thousands)
Remainder of 2009	$19,057
2010	29,307
2011	20,858
2012	9,131
2013	5,747
          Goodwill - Changes in goodwill during the six months ended June 30, 2009 were as follows:

	Small
	Business	Direct
(in thousands)	Services	Checks	Total
Balance, December 31, 2008	$570,807	$82,237	$653,044
Impairment charge (see Note 4)	(20,000)	—	(20,000)
Currency translation adjustment	80	—	80

Balance, June 30, 2009	$550,887	$82,237	$633,124

          Other non-current assets - Other non-current assets were comprised of the following:

	June 30,	December 31,
(in thousands)	2009	2008

Contract acquisition costs (net of accumulated amortization of $109,249 and $99,502, respectively)	$55,802	$37,706
Deferred advertising costs	14,711	20,189
Other	24,427	21,980

Other non-current assets	$94,940	$79,875

          See Note 14 for discussion of the recoverability of contract acquisition costs. Changes in contract acquisition costs during the first six months of 2009 and 2008 were as follows:

	Six Months Ended June 30,
(in thousands)	2009	2008

Balance, beginning of year	$37,706	$55,516
Additions(1)	30,556	4,576
Amortization	(12,460)	(12,442)

Balance, end of period	$55,802	$47,650

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $15,456 for the six months ended June 30, 2009 and $4,571 for the six months ended June 30, 2008.
          Accrued liabilities - Accrued liabilities were comprised of the following:

	June 30,	December 31,
(in thousands)	2009	2008

Cash held for customers	$33,499	$26,078
Customer rebates	22,171	29,113
Employee profit sharing and pension	16,005	15,061
Contract acquisition costs	13,425	4,326
Wages, including vacation	11,669	12,176
Restructuring (see Note 7)	10,042	20,379
Interest	5,234	5,394
Other	26,438	30,072

Accrued liabilities	$138,483	$142,599

          Supplemental cash flow disclosure - During the quarter ended June 30, 2009, we transferred $2.8 million to an escrow account in contemplation of an acquisition that was completed in July 2009 (see Note 15). While we retained ownership of these funds, they were not available for our use. As such, this amount was included in other investing activities in our consolidated statement of cash flows for the six months ended June 30, 2009.
Note 4: Fair value measurements
          Nonrecurring fair value measurements - We evaluate the carrying value of our indefinite-lived trade name and goodwill on July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. During the quarter ended March 31, 2009, we experienced continued declines in our stock price, as well as a continuing negative impact of the economic downturn on our expected operating results. Based on these indicators of potential impairment, we completed impairment analyses of our indefinite-lived trade name and goodwill as of March 31, 2009. No such impairment analyses were required during the quarter ended June 30, 2009, as there were no indicators of potential impairment during the quarter.
          The estimate of fair value of our indefinite-lived trade name is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss is recognized. During the quarter ended March 31, 2009, we recorded a non-cash asset impairment charge in our Small Business Services segment of $4.9 million related to an indefinite-lived trade name.
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
          Information regarding the nonrecurring fair value measurements completed during the six months ended June 30, 2009 was as follows:

		Fair value measurements using
		Quoted prices
	Fair value	in active	Significant	Significant
	as of	markets for	other	unobservable
	measurement	identical assets	observable	inputs	Impairment
(in thousands)	date	(Level 1)	inputs (Level 2)	(Level 3)	charge(2)
Goodwill(1)	$20,245	$—	$—	$20,245	$20,000
Indefinite-lived trade name	19,100	—	—	19,100	4,900

(1)	Represents the implied fair value of the goodwill assigned to the reporting unit for which we were required to calculate this amount.

(2)	Subsequent to the impairment charges recorded as of March 31, 2009, the carrying values of these assets equaled their fair market values.
          The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value:
          Cash and cash equivalents, cash held for customers and short-term debt - The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.
          Long-term investments - On a recurring basis, we measure at fair value a long-term investment in domestic mutual funds using quoted prices in active markets for identical assets. This is considered a Level 1 fair value measurement under SFAS No. 157, Fair Value Measurements. We account for this investment at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the mutual fund investments. The liability under the plan equals the fair value of the investment in mutual funds. Under SFAS No. 159, the investment is reported as a trading security, and changes in the fair value of both the plan asset and liability are netted within selling, general and administrative (SG&A) expense in the consolidated statements of income. Dividends earned by the mutual fund investments, as reported by the funds, realized gains and losses and permanent declines in value are also netted within SG&A expense in the consolidated statements of income. The fair value of this investment is included in long-term investments in the consolidated balance sheets. The long-term investment caption on our consolidated balance sheets also includes life insurance policies which are recorded at their cash surrender values. We recognized net unrealized gains on the investment in mutual funds of $0.4 million during the quarter ended June 30, 2009 and $0.2 million during the quarter ended June 30, 2008. We recognized a net unrealized gain of $0.1 million during the six months ended June 30, 2009 and a net unrealized loss of $0.3 million during the six months ended June 30, 2008.
          Long-term debt - The fair value of our long-term debt is estimated based on quoted prices in active markets for identical liabilities, with the exception of our capital lease obligation which matures in September 2009.
          The estimated fair values of financial instruments were as follows as of June 30, 2009:

	Carrying
(in thousands)	amount	Fair value

Cash and cash equivalents	$18,141	$18,141
Cash held for customers	33,499	33,499
Long-term investment in mutual funds	1,903	1,903
Short-term debt	75,257	75,257
Long-term debt	742,888	600,720

Note 5: Earnings per share
          As discussed in Note 2, as of January 1, 2009, we adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. As a result, we have restated earnings per share for the quarter and six months ended June 30, 2008 to comply with this new guidance. The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Earnings per share — basic:
Income from continuing operations	$27,776	$33,409	$40,280	$61,185
Income allocated to participating securities	(212)	(412)	(312)	(714)

Income available to common shareholders	27,564	32,997	39,968	60,471

Weighted-average shares outstanding	50,824	51,005	50,767	51,047
Earnings per share — basic	$0.54	$0.65	$0.79	$1.18

Earnings per share — diluted:
Income from continuing operations	$27,776	$33,409	$40,280	$61,185
Income allocated to participating securities	(212)	(412)	(312)	(714)
Re-measurement of share-based awards classified as liabilities	97	(48)	(63)	(268)

Income available to common shareholders	$27,661	$32,949	$39,905	$60,203

Weighted-average shares outstanding	50,824	51,005	50,767	51,047
Dilutive impact of options and employee stock purchase plan	66	24	39	21

Weighted-average shares and potential dilutive shares outstanding	50,890	51,029	50,806	51,068

Earnings per share — diluted	$0.54	$0.65	$0.79	$1.18

Antidilutive options excluded from calculation (weighted-average amount for six month periods)	2,315	3,645	2,742	3,677
Note 6: Discontinued operations
          Discontinued operations consisted of our Russell & Miller retail packaging and signage business, which we sold in January 2009. We evaluate our businesses and product lines periodically for strategic fit within our operations. In December 2008, we determined that this non-strategic business met the criteria to be classified as discontinued operations in our consolidated financial statements. On January 31, 2009, we completed the sale of this business for gross cash proceeds of $0.3 million plus a note receivable. Assets of discontinued operations were included in our Small Business Services segment and consisted of the following:

December 31,
(in thousands)	2008

Trade accounts receivable	$852
Inventories and supplies	36
Other current assets	120
Accounts payable and accrued liabilities	(330)

Net assets of discontinued operations	$678

          Revenue and loss from discontinued operations were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Revenue	$—	$3,757	$816	$7,893

Loss from operations	$—	$(1,214)	$(155)	$(1,910)
Gain from disposal	—	—	155	—
Income tax benefit	—	422	—	659

Net loss from discontinued operations	$—	$(792)	$—	$(1,251)

Note 7: Restructuring charges
          2009 restructuring charges - During the quarter ended June 30, 2009, we recorded net restructuring charges of $1.1 million. This amount included expenses related to our restructuring activities, including items such as equipment moves, training and travel, as well as the net reversal of $0.1 million of restructuring accruals. The net restructuring accrual reversal included charges of $0.8 million related to employee reductions in various functional areas as we continue our cost reduction initiatives, as well as accrual reversals of $0.9 million as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges of $0.8 million within cost of goods sold and net restructuring charges within other operating expenses of $0.3 million in the consolidated statement of income for the quarter ended June 30, 2009.
          During the six months ended June 30, 2009, we recorded net restructuring charges of $2.4 million. This amount included expenses related to our restructuring activities, including items such as equipment moves, training and travel, as well as net restructuring accruals of $0.2 million. The net restructuring accruals included charges of $1.8 million related to employee reductions in various functional areas as we continue our cost reduction initiatives, as well as operating lease obligations on two manufacturing facilities closed during the first quarter of 2009. These charges were reduced by the reversal of $1.6 million of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges of $2.3 million within cost of goods sold and net restructuring charges within other operating expenses of $0.1 million in the consolidated statement of income for the six months ended June 30, 2009.
          2008 restructuring charges - During the quarter ended June 30, 2008, we recorded restructuring charges of $2.1 million for employee severance related to the closing of a customer service call center, as well as employee reductions in various functional areas, including sales, marketing and fulfillment. These reductions were a result of our cost savings initiatives. The restructuring accruals included severance benefits for 151 employees. Also during the quarter ended June 30, 2008, we reversed $0.1 million of restructuring accruals due to fewer employees receiving severance benefits than originally estimated. These net restructuring charges were reflected as net restructuring charges within cost of goods sold of $0.4 million and net restructuring charges within other operating expenses of $1.6 million in our consolidated statement of income for the quarter ended June 30, 2008.
          During the six months ended June 30, 2008, we recorded restructuring charges of $2.4 million related to our cost savings initiatives, and we reversed $0.9 million of restructuring accruals as fewer employees received severance benefits than originally estimated. These net restructuring charges were reflected as net restructuring charges within cost of goods sold of $0.5 million and net restructuring charges within other operating expenses of $1.0 million in our consolidated statement of income for the six months ended June 30, 2008.
          Restructuring accruals - Restructuring accruals of $10.3 million as of June 30, 2009 are reflected in the consolidated balance sheet as accrued liabilities of $10.0 million and other non-current liabilities of $0.3 million. Restructuring accruals of $20.4 million as of December 31, 2008 are reflected in accrued liabilities in the consolidated balance sheet. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have vacated. The remaining severance accruals relate to the closing of five manufacturing facilities and one customer call center, as well as employee reductions within our various shared services functions, including sales, marketing and information technology. Three of the manufacturing facilities and the customer call center were closed during the first half of 2009, one manufacturing facility was closed in July 2009, and we expect to close the remaining manufacturing facility later in 2009. The employee reductions within our shared services functions are expected to be completed by the end of 2009. As such, we expect most of the related severance payments to be fully paid by the first half of 2010, utilizing cash from operations. As of June 30, 2009, 353 employees had not yet started to receive severance benefits. The remaining payments due under the operating lease obligations will be paid through early 2012. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K.
          As of June 30, 2009, our restructuring accruals, by company initiative, were as follows:

	NEBS
	acquisition	2006	2007	2008	2009
(in thousands)	related	initiatives	initiatives	initiatives	initiatives	Total

Balance, December 31, 2008	$19	$195	$335	$19,830	$—	$20,379
Restructuring charges	—	—	—	886	956	1,842
Restructuring reversals	(19)	—	(33)	(1,544)	—	(1,596)
Payments, primarily severance	—	(133)	(214)	(9,801)	(171)	(10,319)

Balance, June 30, 2009	$—	$62	$88	$9,371	$785	$10,306

Cumulative amounts:
Restructuring accruals	$30,243	$10,864	$7,181	$27,020	$956	$76,264
Restructuring reversals	(859)	(1,671)	(1,438)	(3,075)	—	(7,043)
Payments, primarily severance	(29,384)	(9,131)	(5,655)	(14,574)	(171)	(58,915)

Balance, June 30, 2009	$—	$62	$88	$9,371	$785	$10,306

          As of June 30, 2009, the components of our restructuring accruals, by segment, were as follows:

					Operating
					lease
	Employee severance benefits				obligations
	Small				Small
	Business	Financial	Direct		Business
(in thousands)	Services	Services	Checks	Corporate	Services	Total
Balance, December 31, 2008	$3,974	$3,617	$151	$12,409	$228	$20,379
Restructuring accruals	555	183	18	221	865	1,842
Restructuring reversals	(502)	(282)	(3)	(790)	(19)	(1,596)
Inter-segment transfer	1,174	—	—	(1,174)	—	—
Payments	(3,356)	(1,923)	(139)	(4,567)	(334)	(10,319)

Balance, June 30, 2009	$1,845	$1,595	$27	$6,099	$740	$10,306

Cumulative amounts for current initiatives(1):
Restructuring accruals	$39,944	$8,072	$487	$23,769	$3,992	$76,264
Restructuring reversals	(1,559)	(1,323)	(147)	(3,443)	(571)	(7,043)
Inter-segment transfer	2,185	1,117	93	(3,395)	—	—
Payments	(38,725)	(6,271)	(406)	(10,832)	(2,681)	(58,915)

Balance, June 30, 2009	$1,845	$1,595	$27	$6,099	$740	$10,306

(1)	Includes accruals related to our cost reduction initiatives for 2006 through 2009 and the NEBS acquisition in June 2004.
Note 8: Pension and other postretirement benefits
          We have historically provided certain health care benefits for a large number of retired employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan (SERP) in the United States. We previously had both a pension plan and a SERP in Canada covering certain Canadian employees. The Canadian pension plan was settled during the first quarter of 2009 and the Canadian SERP was settled in 2008. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K. See Note 14 for discussion of the plan assets of our postretirement benefit plan.
          Effective April 30, 2009, we amended our postretirement benefit plan to decrease the minimum age for eligibility to receive the maximum available benefits from age 58 to age 51 and to decrease the service requirement for maximum retiree cost sharing from 30 years to 25 years. As a result of this amendment, the plan assets and liabilities were re-measured as of April 30, 2009, reducing the underfunded amount of the plan from $60.4 million as of December 31, 2008 to $55.9 million as of April 30, 2009. The reduction in the underfunded amount was primarily due to a change in the discount rate assumption from 6.6% as of December 31, 2008 to 7.25% as of April 30, 2009. The other actuarial assumptions were consistent with those utilized in our determination of the benefit obligation and funded status as of December 31, 2008. Prior to the April 30, 2009 plan amendment and re-measurement, unrecognized actuarial gains and losses were being amortized over the average remaining service period of plan participants, which was 8.2 years as of December 31, 2008. Because the plan amendment increased the number of participants currently eligible to receive the maximum available benefits, almost all of the plan participants were classified as inactive subsequent to the plan amendment. As such, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires that actuarial gains and losses be amortized over the average remaining life expectancy of inactive plan participants, which was 18.8 years as of April 30, 2009. This change will result in a $5.2 million decrease in postretirement benefit expense for 2009, as compared to the expense expected for 2009.
          Pension and postretirement benefit expense for the quarters ended June 30, 2009 and 2008 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2009	2008	2009	2008

Service cost	$—	$24	$—	$—
Interest cost	2,140	1,989	51	128
Expected return on plan assets	(1,480)	(2,183)	—	(70)
Amortization of prior service credit	(954)	(990)	—	—
Amortization of net actuarial losses	2,096	2,369	(1)	3

Total periodic benefit expense	$1,802	$1,209	$50	$61

          Pension and postretirement benefit expense for the six months ended June 30, 2009 and 2008 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2009	2008	2009	2008

Service cost	$—	$47	$—	$—
Interest cost	4,184	3,977	161	257
Expected return on plan assets	(2,940)	(4,367)	(58)	(141)
Amortization of prior service credit	(1,944)	(1,979)	—	—
Amortization of net actuarial losses	5,606	4,739	11	5

Total periodic benefit expense	4,906	2,417	114	121
Settlement loss	—	—	402	111

Net periodic benefit expense	$4,906	$2,417	$516	$232

          In March 2009, we utilized plan assets of $5.3 million to settle the benefits due under our Canadian pension plan. This included contributions of $0.1 million which we made to the plan during 2009. We anticipate that we will make benefit payments of approximately $0.3 million during 2009 for our remaining pension plan.
Note 9: Provision for income taxes
          Our effective tax rate for the six months ended June 30, 2009 was 39.5%, compared to our 2008 annual effective tax rate of 33.9%. Our 2009 effective tax rate included discrete items which increased our tax rate by 3.9 points, primarily the non-

deductible portion of the $20.0 million goodwill impairment charge (see Note 4), partially offset by favorable adjustments related to receivables for prior year tax returns. Our 2008 effective tax rate included favorable adjustments related to receivables for prior year tax returns, which lowered our effective tax rate 1.5 percentage points.
Note 10: Debt
          Total debt outstanding was comprised of the following:

	June 30,	December 31,
(in thousands)	2009	2008

5.0% senior, unsecured notes due December 15, 2012, net of discount	$279,698	$299,250
5.125% senior, unsecured notes due October 1, 2014, net of discount	263,190	274,646
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000

Long-term portion of debt	742,888	773,896

Amounts drawn on credit facilities	$75,257	$78,000
Capital lease obligation due within one year	493	1,440

Short-term portion of debt	75,750	79,440

Total debt	$818,638	$853,336

          Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.
          In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued through a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement that became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we liquidated all of the marketable securities and used the proceeds to repay $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $165.0 million as of June 30, 2009, based on quoted market prices.
          In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued through a private placement under Rule 144A of the Securities Act of 1933 and were subsequently registered with the SEC via a registration statement that became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of NEBS in 2004. During the quarter ended March 31, 2009, we retired $11.5 million of these notes, realizing a pre-tax gain of $4.1 million. As of June 30, 2009, the fair value of the $263.5 million remaining notes outstanding was $200.3 million, based on quoted market prices.
          In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2009, we retired $19.7 million of these notes, realizing a pre-tax gain of $5.7 million. As of June 30, 2009, the fair value of the $280.3 million remaining notes outstanding was $235.5 million, based on quoted market prices.

          As of June 30, 2009, we had a $275.0 million line of credit. The credit agreement governing the line of credit contains customary covenants regarding limits on the level of subsidiary indebtedness, as well as requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. The daily average amount outstanding under our line of credit during the six months ended June 30, 2009 was $75.1 million at a weighted-average interest rate of 0.81%. As of June 30, 2009, $75.3 million was outstanding at a weighted-average interest rate of 0.76%. During 2008, the daily average amount outstanding under our lines of credit was $82.6 million at a weighted-average interest rate of 3.05%. As of December 31, 2008, $78.0 million was outstanding at a weighted-average interest rate of 0.91%. As of June 30, 2009, amounts were available for borrowing under our committed line of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	Date	Fee

Five year line of credit	$275,000	July 2010	.175%
Amounts drawn on line of credit	(75,257)
Outstanding letters of credit	(10,125)

Net available for borrowing as of June 30, 2009	$189,618

          Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.
Note 11: Other commitments and contingencies
          Information regarding indemnifications, environmental matters, self-insurance and litigation can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K. No significant changes in these items occurred during the six months ended June 30, 2009.
Note 12: Shareholders’ equity
          We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remain available for purchase under this authorization as of June 30, 2009. During the six months ended June 30, 2009, we repurchased 0.1 million shares for $1.3 million. The terms of our $200.0 million notes maturing in 2015 place a limitation on restricted payments, including increases in dividend levels and share repurchases.

          Changes in shareholders’ equity during the six months ended June 30, 2009 were as follows:

					Accumulated
	Common shares		Additional		other	Total
	Number	Par	paid-in	Retained	comprehensive	shareholders’
(in thousands)	of shares	value	capital	earnings	loss	equity

Balance, December 31, 2008	51,131	$51,131	$54,207	$12,682	$(64,954)	$53,066
Net income	—	—	—	40,280	—	40,280
Cash dividends	—	—	—	(25,621)	—	(25,621)
Common shares issued	182	182	860	—	—	1,042
Tax impact of share-based awards	—	—	(2,262)	—	—	(2,262)
Common shares repurchased	(120)	(120)	(1,199)	—	—	(1,319)
Other common shares retired	(56)	(56)	(580)	—	—	(636)
Share-based compensation	—	—	3,481	—	—	3,481
Re-measurement of postretirement benefit plan, net of tax	—	—	—	—	1,435	1,435
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(1,201)	(1,201)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	4,247	4,247
Amortization of loss on derivatives, net of tax	—	—	—	—	997	997
Currency translation adjustment	—	—	—	—	1,341	1,341

Balance, June 30, 2009	51,137	$51,137	$54,507	$27,341	$(58,135)	$74,850

          Accumulated other comprehensive loss was comprised of the following:

	June 30,	December 31,
(in thousands)	2009	2008

Postretirement and defined benefit pension plans:
Unrealized prior service credit	$21,657	$22,858
Unrealized net actuarial losses	(75,337)	(81,019)

Postretirement and defined benefit pension plans, net of tax	(53,680)	(58,161)
Loss on derivatives, net of tax	(6,501)	(7,498)
Currency translation adjustment	2,046	705

Accumulated other comprehensive loss	$(58,135)	$(64,954)

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
          The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2008 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are reported in that segment’s results. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments and deferred income taxes.
          We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.
          The following is our segment information as of and for the quarters ended June 30, 2009 and 2008:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2009	$191,938	$100,472	$39,659	$—	$332,069
	2008	207,733	110,064	46,195	—	363,992

Operating income:	2009	20,589	19,288	13,206	—	53,083
	2008	30,321	18,779	13,415	—	62,515

Depreciation and amortization expense:	2009	14,155	2,685	1,061	—	17,901
	2008	12,040	2,377	1,079	—	15,496

Total assets:	2009	750,858	65,891	96,015	290,132	1,202,896
	2008	725,263	61,284	99,921	276,744	1,163,212

Capital asset purchases:	2009	—	—	—	13,779	13,779
	2008	—	—	—	9,396	9,396
          The following is our segment information as of and for the six months ended June 30, 2009 and 2008:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2009	$385,220	$202,475	$83,894	$—	$671,589
	2008	419,446	223,995	97,628	—	741,069

Operating income:	2009	13,961	38,849	27,455	—	80,265
	2008	52,181	37,749	28,111	—	118,041

Depreciation and amortization expense:	2009	27,502	5,195	2,057	—	34,754
	2008	23,995	4,767	2,178	—	30,940

Asset impairment charges:	2009	24,900	—	—	—	24,900
	2008	—	—	—	—	—

Total assets:	2009	750,858	65,891	96,015	290,132	1,202,896
	2008	725,263	61,284	99,921	276,744	1,163,212

Capital asset purchases:	2009	—	—	—	23,737	23,737
	2008	—	—	—	15,198	15,198

Note 14: Market risks
          Due to failures and consolidations of companies within the financial services industry in 2008 and early 2009, as well as the downturn in the broader U.S. economy, including the liquidity crisis in the credit markets, we have identified certain market risks which may affect our future operating performance.
          Economic conditions – As discussed in Note 4, during the quarter ended March 31, 2009, we completed impairment analyses of goodwill and our indefinite-lived trade name. No such impairment analyses were required during the quarter ended June 30, 2009, as there were no indicators of potential impairment during the quarter. As a result of the impairment analyses completed during the quarter ended March 31, 2009, we recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units, as well as an impairment charge of $4.9 million in our Small Business Services segment related to an indefinite-lived trade name. The fair value of the reporting unit for which goodwill was impaired exceeded its carrying value by $12 million as of March 31, 2009, subsequent to the impairment charge. The calculated fair values of our other reporting units exceeded their carrying values by amounts between $17 million and $209 million as of March 31, 2009. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our expected operating results, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of goodwill and the indefinite-lived trade name.
          Postretirement benefit plan – The plan assets of our postretirement benefit plan are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets saw a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29.9 million increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributes to an expected increase in postretirement benefit expense of $2.4 million in 2009, as compared to 2008. If the equity and bond markets continue to decline, the funded status of our plan could continue to be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable.
          Financial institution clients – Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if we were to lose a significant contract and/or we were unable to recover the value of an unamortized contract acquisition cost or accounts receivable. As of June 30, 2009, contract acquisition costs totalled $55.8 million, while liabilities for contract acquisition costs not paid as of June 30, 2009 were $20.6 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations. Additionally, if two of our financial institution clients were to consolidate, the increase in general negotiating leverage possessed by the consolidated entities could result in a new contract which is not as favorable to us as those historically negotiated with the clients individually. We may also lose significant business if one of our financial institution clients were taken over by a financial institution which is not one of our clients. In this situation, we may be able to collect a contract termination payment. Conversely, further bank consolidations could positively impact our results of operations if we were to obtain business from a non-client financial institution that merges with one of our clients. We may also generate non-recurring conversion revenue when obsolete checks have to be replaced after one financial institution merges with or acquires another. We presently do not have specific information that indicates that we should expect to generate significant income from conversions.
Note 15: Subsequent events
          During July 2009, we purchased all of the common stock of Abacus America, Inc., a wholly-owned subsidiary of APlus Holdings Inc., a web hosting and internet services provider. This transaction will bring to our customer base more than 80,000 small business subscribers of shared web hosting, hosted e-commerce stores, managed e-mail services, domain name registration and a variety of website management applications. Also during July 2009, we purchased substantially all of the assets of MerchEngines.com, a search engine marketing firm. MerchEngines.com provides ad agencies, traditional media companies, online publishers and local aggregators a hosted and fully managed search engine marketing solution. The results of operations of both companies will be included in our Small Business Services segment. We expect to pay approximately $30 million for these companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
          Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.4% of our consolidated revenue for the first six months of 2009. This segment has sold business checks, printed forms, promotional products, web services, payroll services, marketing materials and related services and products to more than six million small businesses and home offices in the past five years through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors, the internet and sales representatives. Of the more than six million customers we have served in the past five years, nearly 3.5 million have ordered our products or services in the last 24 months. Our Financial Services segment generated 30.1% of our consolidated revenue for the first six months of 2009. This segment sells personal and business checks, check-related products and services, customer loyalty programs, fraud monitoring and protection services, and stored value gift cards to approximately 6,500 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 12.5% of our consolidated revenue for the first six months of 2009. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and Europe.
          Our business has been negatively impacted by the effects of a severe downturn in the economy and by turmoil in the financial services industry. We have experienced a reduction in demand for many of our products in Small Business Services as small business owners have reduced their discretionary spending. Additionally, check orders from several of our financial institution clients have been lower due to interruptions related to financial institution consolidations and consumer uncertainty related to the impact on their financial institutions of government bailouts and consolidations. At the same time, we have accelerated many of our cost reduction actions and have identified additional opportunities to improve our cost structure. In addition, we have continued to invest in our transformation with acquisitions that we expect to bring higher growth business service offerings into our portfolio. We are focused on capitalizing on transformational opportunities available to us in this difficult environment and believe that we will be better positioned to consistently deliver strong margins once the economy begins to recover.
          Our net income for the first half of 2009, as compared to the first half of 2008, benefited from the following:
•	Various initiatives to reduce our cost structure, primarily within sales and marketing, information technology and manufacturing;

•	Net pre-tax gains of $9.3 million from the retirement of long-term notes, including additional interest expense of $0.5 million related to accelerating the amortization of a portion of the loss on a derivative associated with the notes;

•	Increased sales of fraud protection services by Direct Checks and Small Business Services; and

•	Direct Checks price increases.
          These benefits were more than offset by the following:
•	Asset impairment charges of $24.9 million within Small Business Services related to goodwill and an indefinite-lived trade name resulting from declines in our stock price during the first quarter of 2009 coupled with the continuing impact of the economic downturn on our expected operating results;

•	Reduced volume for our personal check businesses due to the continuing decline in check usage and turmoil in the financial services industry;

•	Lower volume in Small Business Services due primarily to changes in our customers’ buying patterns, we believe as a result of the economic recession;

•	An increase of approximately $7 million in performance-based compensation expense, based on our 2009 results of operations as compared to the performance metrics established for the year;

•	Increases in paper prices and delivery rates; and

•	Restructuring and related costs in 2009 related to previously announced cost reduction initiatives.

Our Strategies
          Details concerning our strategies were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). There were no significant changes in our strategies during the first half of 2009.
          Consistent with our strategy to invest in higher growth business services, we purchased all of the common stock of Abacus America, Inc., a wholly-owned subsidiary of APlus Holdings Inc., a web hosting and internet services provider, in July 2009. This transaction will bring to our customer base more than 80,000 small business subscribers of shared web hosting, hosted e-commerce stores, managed e-mail services, domain name registration and a variety of website management applications. Also during July 2009, we purchased substantially all of the assets of MerchEngines.com, a search engine marketing firm. MerchEngines.com provides ad agencies, traditional media companies, online publishers and local aggregators a hosted and fully managed search engine marketing solution. The results of operations of both companies will be included in our Small Business Services segment from their acquisition dates. We expect to pay approximately $30 million for these companies and expect they will contribute approximately $7 million of revenue and nearly flat earnings per share in the last half of 2009 after the impact of transaction costs and expenses incurred to transfer customers onto our existing web hosting platform.
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
Outlook for 2009
          We anticipate that consolidated revenue will be between $1.32 billion and $1.36 billion for 2009, as compared to $1.47 billion for 2008. In Small Business Services, we expect that weak economic conditions will continue to adversely affect volumes and drive a mid to upper single digit percentage decline in revenue despite contributions from our e-commerce investments and business services offerings. In Financial Services, we expect check order declines of approximately six to seven percent for the last half of 2009, compared to 2008, given the turmoil in the financial services industry and increases in electronic payments. We expect the related revenue pressure to be partially offset by a price increase implemented in the fourth quarter of 2008 and another increase scheduled for the third quarter of 2009, as well as a modest contribution from our loyalty, retention, and fraud monitoring and protection offers. In Direct Checks, we expect the revenue decline percentage to be in the double digits, driven by the decline in check usage and the weak economy, which is negatively impacting our ability to sell additional products. The upper end of our outlook assumes the current economic trends do not improve throughout the year and that we benefit only a modest amount from our revenue growth initiatives. The lower end of our outlook assumes a further deterioration in the economy throughout the year.
          We expect that 2009 diluted earnings per share will be between $1.75 and $1.95, which includes an estimated $0.40 per share impact of impairment charges, restructuring and acquisition-related costs and gains on debt repurchases, compared to $1.97 for 2008. We expect that continued progress with our cost reduction initiatives, the gain recognized on the retirement of long-term notes in 2009, as well as the impact of higher restructuring charges in 2008, will be partially offset by the revenue decline and the increased impairment charges in 2009, as well as increases in materials and delivery costs, performance-based employee compensation, and employee and retiree medical expenses. Our outlook also reflects a merit wage freeze in 2009 which avoids an approximately $8 million increase in our expense structure, based on the normal level of wage increases. We estimate that our annual effective tax rate for 2009 will be between 35% and 36%, which includes approximately 3.0 percentage points associated with gains on debt retirements, restructuring and acquisition-related costs and the non-deductible portion of the goodwill impairment charge. Our annual effective tax rate was 33.9% in 2008.
          We anticipate that net cash provided by operating activities of continuing operations will be between $185 million and $200 million in 2009, compared to $198 million in 2008. We anticipate that lower earnings and increased restructuring payments will be offset by lower performance-based compensation payments in 2009, associated with our 2008 performance, as well as working capital improvements. We estimate that capital spending will be approximately $40 million in 2009 as we continue to expand our use of digital printing technology, further advance our flat check packaging process and invest in manufacturing productivity and revenue growth initiatives.
          We believe our credit facility, which expires in July 2010, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small acquisitions, required debt service and dividend payments, for the next 12 months. We anticipate that we may replace our existing credit facility within the next six to nine months. With no long-term debt maturities until 2012, we are focused on a disciplined approach to capital deployment that balances the need to continue investing in initiatives to drive revenue growth, including small acquisitions, with our focus on reducing debt. Although we have periodically repurchased shares in the recent past, our focus in 2009 has been to reduce our debt. During the first half of 2009, we retired $31.2 million of long-term notes and we re-paid $2.7 million borrowed under our committed line of credit. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change.
BUSINESS CHALLENGES/MARKET RISKS
          Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2008 Form 10-K. There were no significant changes in these items, with the exception of the impairment charges recorded during the first quarter of 2009 in conjunction with our impairment analyses of goodwill and our indefinite-lived trade name. No such impairment analyses were required during the quarter ended June 30, 2009, as there were no indicators of potential impairment during the quarter. As a result of the impairment analyses completed during the quarter ended March 31, 2009, we recorded impairment charges in our Small Business Services segment of $20.0 million related to goodwill and $4.9 million related to an indefinite-lived trade name. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our expected operating results, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of these assets. The fair value of the reporting unit for which goodwill was impaired exceeded its carrying value by $12 million as of March 31, 2009, subsequent to the impairment charge. The calculated fair values of our other reporting units exceeded their carrying values by amounts between $17 million and $209 million as of March 31, 2009.
          The credit agreement governing our committed line of credit requires us to maintain a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Although significant unforeseen impairment charges in the future could impact our ability to comply with this debt covenant, we were in compliance with this debt covenant as of June 30, 2009, and we expect to remain in compliance with this debt covenant throughout the next 12 months.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2009	2008	Change	2009	2008	Change

Revenue	$332,069	$363,992	(8.8%)	$671,589	$741,069	(9.4%)

Orders	14,830	15,584	(4.8%)	30,127	31,531	(4.5%)
Revenue per order	$22.39	$23.36	(4.2%)	$22.29	$23.50	(5.1%)
          The decrease in revenue for the second quarter and first half of 2009, as compared to the same periods in 2008, was due to lower order volume in each of our segments. Partially offsetting the volume declines were sales of products and services by businesses we acquired in 2008, as well as higher revenue per order for Direct Checks and Financial Services. Also, sales of fraud protection services increased within Small Business Services.
          The number of orders decreased for the second quarter and first half of 2009, as compared to the same periods in 2008, due primarily to general economic conditions which we believe affected our customers’ buying patterns, the continuing decline in check and forms usage, and turmoil in the financial services industry. Partially offsetting these volume declines were sales of products and services by businesses we acquired in 2008. The decline in orders, excluding the acquired businesses, was 10.8% in the second quarter of 2009, as compared to the second quarter of 2008, and 10.3% for the first half of 2009, as compared to the first half of 2008.

Consolidated Gross Margin

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Gross profit	$205,105	$226,832	(9.6%)		$415,366	$460,971	(9.9%)
Gross margin	61.8%	62.3%	(0.5	)pt.	61.8%	62.2%	(0.4	)pt.
          Gross margin decreased for the second quarter of 2009, as compared to the second quarter of 2008, due primarily to increased paper prices and delivery rates, as well as an increase of $1.0 million in restructuring and related costs resulting from our cost reduction initiatives. Further information regarding our restructuring costs can be found under Restructuring Costs. The restructuring and related costs reduced our gross margin for the second quarter of 2009 by 0.3 percentage points, as compared to the second quarter of 2008. These decreases were partially offset by manufacturing efficiencies and other benefits resulting from our cost reduction initiatives, as well as Direct Checks and Financial Services price increases.

          Gross margin decreased for the first half of 2009, as compared to the first half of 2008, for the same reasons as discussed for the quarter. Restructuring and related costs increased $3.6 million for the first half of 2009 and reduced gross margin by 0.5 percentage points, as compared to the first half of 2008.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2009	2008	Change		2009	2008	Change

SG&A expense	$151,730	$162,757	(6.8%)		$310,086	$341,909	(9.3%)
SG&A as a percentage of revenue	45.7%	44.7%	1.0	pt.	46.2%	46.1%	0.1	pt.
          The decrease in SG&A expense for the second quarter and first half of 2009, as compared to the same periods in 2008, was due primarily to various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology. Partially offsetting these decreases were expenses from the businesses we acquired in 2008 and increased performance-based compensation expense.

Asset Impairment Charges

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Asset impairment charges	$—	$—	$—		$24,900	$—	$24,900
          As of March 31, 2009, we completed impairment analyses of goodwill and an indefinite-lived trade name due to declines in our stock price during the first quarter of 2009 coupled with the continuing impact of the economic downturn on our expected operating results. As a result of these analyses, we recorded non-cash asset impairment charges in our Small Business Services segment of $20.0 million related to goodwill and $4.9 million related to the indefinite-lived trade name. See Business Challenges/Market Risks for a related discussion of market risks. Further information regarding the impairment analyses can be found under the caption “Note 4: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Gain on Early Debt Extinguishment

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Gain on early debt extinguishment	$—	$—	—		$9,834	$—	9,834
          During the first quarter of 2009, we retired $31.2 million of long-term notes at an average 32% discount, realizing a pre-tax gain of $9.8 million. We may retire additional debt during 2009, depending on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

Interest Expense

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Interest expense	$11,627	$12,380		(6.1%)	$24,047	$25,133		(4.3%)
Weighted-average debt outstanding	817,448	835,264		(2.1%)	829,625	842,446		(1.5%)
Weighted-average interest rate	5.22%	5.50%	(0.28	)pt.	5.24%	5.51%	(0.27	)pt.
          The decrease in interest expense for the second quarter and first half of 2009, as compared to the same periods in 2008, was due to our lower weighted-average interest rate in 2009, as well as our lower average debt level. Due to the early retirement of long-term notes during the first quarter of 2009, we were required to accelerate the recognition of a portion of a derivative loss. For the first half of 2009, this resulted in additional interest expense of $0.5 million.
Income Tax Provision

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Income tax provision	$13,887	$17,105	(18.8%)		$26,337	$32,597	(19.2%)
Effective tax rate	33.3%	33.9%	(0.6	)pt.	39.5%	34.8%	4.7	pt.
          The decrease in our effective tax rate for the second quarter of 2009, as compared to the second quarter of 2008, was due primarily to a lower state tax rate.
          The increase in our effective tax rate for the first half of 2009, as compared to the first half of 2008, was due primarily to the impact of the asset impairment charges, a portion of which was non-deductible, partially offset by favorable discrete items, primarily receivables for amendments to prior year tax returns.
RESTRUCTURING COSTS
          During the first half of 2009, we recorded net restructuring charges of $2.4 million. This amount included expenses related to our restructuring activities, including items such as equipment moves, training and travel, as well as net restructuring accruals of $0.2 million. The net restructuring accruals included charges of $1.8 million related to employee reductions in various functional areas as we continue our cost reduction initiatives, as well as operating lease obligations on two manufacturing facilities closed during the first quarter of 2009. These charges were reduced by the reversal of $1.6 million of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges within cost of goods sold of $2.3 million and net restructuring charges within other operating expenses of $0.1 million in the consolidated statement of income for the six months ended June 30, 2009. In addition to the amounts reflected in the net restructuring charges captions in the consolidated statement of income, we incurred $1.7 million of other restructuring-related costs, such as labor redundancies occurring during the closing of facilities, during the six months ended June 30, 2009.
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
          One customer call center was closed during the third quarter of 2008 and one manufacturing facility was closed in December 2008. Three manufacturing facilities and a customer call center were closed during the first half of 2009, one manufacturing facility was closed in July 2009, and we expect to close the remaining manufacturing facility later in 2009. The majority of the employee reductions are expected to be completed by the end of 2009. As such, we expect most of the related severance payments to be fully paid by the first half of 2010, utilizing cash from operations. The remaining payments due under the operating lease obligations will be paid through early 2012.

          As a result of the employee reductions and facility closings reflected in our restructuring charges, we expect to realize cost savings of approximately $7 million in cost of goods sold and $25 million in SG&A expense in 2009 relative to 2008. In 2010, we expect to realize cost savings of approximately $12 million in cost of goods sold and $3 million in SG&A expense relative to 2009. Expense reductions consist primarily of labor and facility costs and are a component of the $300 million cost reduction initiatives discussed under Executive Overview.
          Further information regarding our restructuring charges can be found under the caption “Note 7: Restructuring charges” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
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

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Revenue	$191,938	$207,733		(7.6%)	$385,220	$419,446		(8.2%)
Operating income	20,589	30,321		(32.1%)	13,961	52,181		(73.2%)
% of revenue	10.7%	14.6%	(3.9	)pt.	3.6%	12.4%	(8.8	)pt.
          The decrease in revenue for the second quarter and first half of 2009, as compared to the same periods in 2008, was due primarily to general economic conditions which we believe affected our customers’ buying patterns and the continuing decline in check and forms usage, as well as an unfavorable exchange rate impact related to our Canadian operations of $1.9 million for the second quarter of 2009 and $5.0 million for the first half of 2009. Partially offsetting these decreases were sales of products and services by businesses acquired in 2008, as well as growth in fraud protection services.
          The decrease in operating income and operating margin for the second quarter of 2009, as compared to the second quarter of 2008, was due to the revenue decrease, increased performance-based compensation expense, and higher paper costs and delivery rates. These decreases in operating income were partially offset by continued progress on our cost reduction initiatives.
          The decrease in operating income and operating margin for the first half of 2009, as compared to the first half of 2008, was due to the asset impairment charges of $24.9 million discussed earlier under Consolidated Results of Operations, as well as the revenue decrease, higher performance-based compensation expense, higher paper costs and delivery rates, and a $2.6 million increase in restructuring and related costs. These decreases in operating income were partially offset by continued progress on our cost reduction initiatives.
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

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Revenue	$100,472	$110,064		(8.7%)	$202,475	$223,995		(9.6%)
Operating income	19,288	18,779		2.7%	38,849	37,749		2.9%
% of revenue	19.2%	17.1%	2.1	pt.	19.2%	16.9%	2.3	pt.

          The decrease in revenue for the second quarter and first half of 2009, as compared to the same periods in 2008, was due primarily to a decrease in order volume resulting from the continuing decline in check usage and turmoil in the financial services industry. Our experience indicates that the recent failures and consolidation of companies within the financial services industry has caused some larger financial institutions to lose customers. This reduces our order volume when those customers move their accounts to financial institutions that are not our clients. Revenue per order increased in both periods compared to 2008, as a price increase implemented in October 2008 more than offset continuing competitive pricing pressure.
          Operating income and operating margin increased for the second quarter and first half of 2009, as compared to the same periods in 2008, primarily due to the benefit of our various cost reduction initiatives and increased revenue per order, partially offset by the volume decline, higher performance-based compensation expense, and higher paper costs and delivery rates.
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

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Revenue	$39,659	$46,195		(14.1%)	$83,894	$97,628		(14.1%)
Operating income	13,206	13,415		(1.6%)	27,455	28,111		(2.3%)
% of revenue	33.3%	29.0%	4.3	pt.	32.7%	28.8%	3.9	pt.
          The decrease in revenue for the second quarter and first half of 2009, as compared to the same periods in 2008, was due to a reduction in orders stemming from the decline in check usage and our planned lower advertising levels, as well as the weak economy, which negatively impacted our ability to sell additional products. Partially offsetting the volume decline was higher revenue per order resulting from price increases and increased sales of fraud protection services.
          The decrease in operating income for the second quarter and first half of 2009, as compared to the same periods in 2008, was due primarily to the lower order volume, increased performance-based compensation expense, and increased paper costs and delivery rates, partially offset by our cost reduction initiatives and increased revenue per order. Operating margin increased for both periods, as compared to 2008, as the benefit of our cost reduction initiatives and increased revenue per order exceeded the impact of the volume decline.

CASH FLOWS
          As of June 30, 2009, we held cash and cash equivalents of $18.1 million. The following table shows our cash flow activity for the six months ended June 30, 2009 and 2008, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2009	2008	Change

Continuing operations:
Net cash provided by operating activities	$85,860	$66,914	$18,946
Net cash used by investing activities	(28,399)	(16,764)	(11,635)
Net cash used by financing activities	(54,928)	(53,596)	(1,332)
Effect of exchange rate change on cash	500	(202)	702

Net cash provided (used) by continuing operations	3,033	(3,648)	6,681
Net cash used by operating activities of discontinued operations	(470)	(171)	(299)
Net cash used by investing activities of discontinued operations	(12)	(16)	4

Net change in cash and cash equivalents	$2,551	$(3,835)	$6,386

          The $18.9 million increase in cash provided by operating activities for the first half of 2009, as compared to the first half of 2008, was due primarily to a $23.7 million decrease in 2009 in employee profit sharing and pension contributions related to our 2008 performance, as well as working capital improvement initiatives, and lower income tax and interest payments. These increases were partially offset by a planned increase of $10.9 million in contract acquisition payments in 2009 and higher severance payments related to our cost reduction initiatives.
          Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2009	2008	Change

Income tax payments	$31,946	$36,411	$(4,465)
Interest payments	21,985	25,133	(3,148)
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	21,800	21,300	500
Contract acquisition payments	15,456	4,571	10,885
Employee profit sharing and pension contributions	11,430	35,126	(23,696)
Severance payments	9,985	3,245	6,740
          Net cash used by investing activities in the first half of 2009 was $11.6 million higher than the first half of 2008, primarily due to increased investment in capital assets related to e-commerce and cost reduction initiatives in all three of our segments. Net cash used by financing activities in the first half of 2009 was $1.3 million higher than the first half of 2008, due primarily to payments of $21.2 million to retire long-term notes and the repayment of $2.7 million borrowed on our committed line of credit, compared to payments of $6.9 million on our committed line of credit in 2008. Partially offsetting these increases in the use of cash were fewer shares repurchased in 2009.

          There were no significant investing or financing cash inflows during the six months ended June 30, 2009 or 2008. Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2009	2008	Change

Cash dividends paid to shareholders	$25,621	$25,779	$(158)
Purchases of capital assets	23,737	15,198	8,539
Payments on long-term debt	22,134	855	21,279
Net payments on short-term debt	2,743	6,870	(4,127)
Payments for common shares repurchased	1,319	13,943	(12,624)
          We anticipate that net cash provided by operating activities of continuing operations will be between $185 million and $200 million in 2009, compared to $198 million in 2008. We anticipate that lower earnings and increased restructuring-related payments will be offset by lower performance-based compensation payments in 2009 associated with our 2008 performance, as well as working capital improvements. We anticipate that cash generated by operating activities in 2009 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $40 million, the acquisitions of approximately $30 million discussed under Executive Overview, debt reduction, and possibly additional small acquisitions. Our capital spending will be focused on expanding our use of digital printing technology, further advancing our flat check packaging process and investing in manufacturing productivity and revenue growth initiatives. We have no maturities of long-term debt until 2012. As of June 30, 2009, we had $189.6 million available for borrowing under our committed line of credit. We believe our credit facility, which expires in July 2010, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small acquisitions, required debt service and dividend payments, for the next 12 months. We anticipate that we may replace our existing credit facility within the next six to nine months.
          The credit agreement governing our committed line of credit contains customary covenants regarding limits on levels of subsidiary indebtedness and requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Although significant unforeseen asset impairment charges in the future could impact our ability to comply with this debt covenant, we were in compliance with all debt covenants as of June 30, 2009, and we expect to remain in compliance with all debt covenants throughout the next 12 months. See Business Challenges/Market Risks for further information regarding asset impairments and their impact on compliance with our debt covenants.
CAPITAL RESOURCES
          Our total debt was $818.6 million as of June 30, 2009, a decrease of $34.7 million from December 31, 2008. During the first quarter of 2009, we retired $31.2 million of long-term notes, realizing a pre-tax gain of $9.8 million. Our capital structure for each period was as follows:

	June 30, 2009		December 31, 2008
		Weighted-		Weighted-
		average		average
		interest		interest
(in thousands)	Amount	rate	Amount	rate	Change

Long-term debt	$742,888	5.7%	$773,896	5.7%	$(31,008)
Amounts drawn on line of credit	75,257	0.8%	78,000	0.9%	(2,743)
Capital lease	493	10.4%	1,440	10.4%	(947)

Total debt	818,638	5.2%	853,336	5.2%	(34,698)
Shareholders’ equity	74,850		53,066		21,784

Total capital	$893,488		$906,402		$(12,914)

          Further information concerning our outstanding debt can be found under the caption “Note 10: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
          We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remained available for purchase under this authorization as of June 30, 2009. We repurchased 0.1 million shares for $1.3 million during the first half of 2009. Further information regarding changes in shareholders’ equity appears under the caption “Note 12: Shareholders’ equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
          We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.
          As necessary, we utilize our committed line of credit to meet our working capital requirements. As of June 30, 2009, we had a $275.0 million committed line of credit. The credit agreement governing our committed line of credit contains customary covenants regarding limits on levels of subsidiary indebtedness and requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Although significant unforeseen asset impairment charges in the future could impact our ability to comply with this debt covenant, we were in compliance with all debt covenants as of June 30, 2009, and we expect to remain in compliance with all debt covenants throughout the next 12 months. See Business Challenges/Market Risks for further information regarding asset impairments and their impact on compliance with our debt covenants.
          As of June 30, 2009, amounts were available for borrowing under our committed line of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	.175%
Amounts drawn on line of credit	(75,257)
Outstanding letters of credit	(10,125)

Net available for borrowing as of June 30, 2009	$189,618

CONTRACT ACQUISITION COSTS
          Other non-current assets include contract acquisition costs within our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $15.5 million for the first half of 2009 and $4.6 million for the first half of 2008. We anticipate cash payments of approximately $20 million in 2009. Changes in contract acquisition costs during the first half of 2009 and 2008 were as follows:

	Six Months Ended June 30,
(in thousands)	2009	2008

Balance, beginning of year	$37,706	$55,516
Additions(1)	30,556	4,576
Amortization	(12,460)	(12,442)

Balance, end of period	$55,802	$47,650

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $15,456 for the six months ended June 30, 2009 and $4,571 for the six months ended June 30, 2008.
          The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments increased in the mid-2000s, and has fluctuated significantly from year to year. Although we anticipate that we selectively will continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. These costs impact the timing of cash flows. An up-front cash payment is made rather than providing higher product discount levels throughout the term of the contract. Contract acquisition costs of $55.8 million as of June 30, 2009 increased $18.1 million from

December 31, 2008, primarily due to planned contract renewals executed during the first half of the year. Information regarding the recoverability of contract acquisition costs appears under the caption “Note 14: Market risks” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
          Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $13.4 million as of June 30, 2009 and $4.3 million as of December 31, 2008. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $7.2 million as of June 30, 2009 and $1.2 million as of December 31, 2008.
OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS
          It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, including breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any likely liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K.
          We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.
          A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2008 Form 10-K. There were no significant changes in these obligations during the first six months of 2009.
RELATED PARTY TRANSACTIONS
          We have not entered into any material related party transactions during the six months ended June 30, 2009 or during 2008.
CRITICAL ACCOUNTING POLICIES
          A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2008 Form 10-K. There were no changes in these policies during the first six months of 2009. The following discussion outlines significant estimates and assumptions made by management during the first six months of 2009 regarding the application of our critical accounting policies.
          During the quarter ended March 31, 2009, we completed impairment analyses of goodwill and our indefinite-lived trade name due to continued declines in our stock price, as well as a continuing negative impact of the economic downturn on our expected operating results. No such impairment analyses were required during the quarter ended June 30, 2009, as there were no indicators of potential impairment during the quarter. Although there was a decline in our revenue and operating income compared to the prior period, this is consistent with our operating plan and not indicative of impairment.
          The estimate of fair value for the indefinite-lived trade name is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss is recognized. During the first quarter of 2009, we recorded an impairment charge of $4.9 million in our Small

Business Services segment related to our indefinite-lived trade name. As of March 31, 2009, we assumed a discount rate of 16.6% and a royalty rate of 2%. A one percentage point increase in the discount rate would reduce the indicated fair value of the asset by $1.4 million and a one percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by $9.5 million. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our expected operating results, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of this asset.
          During the first quarter of 2009, we recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units. In completing our goodwill impairment analysis, we test the appropriateness of our reporting units’ estimated fair values by reconciling the aggregate reporting units’ fair values with our market capitalization. The aggregate fair value of our reporting units included a 25% control premium, which is an amount we estimate a buyer would be willing to pay in excess of the current market price of our company in order to acquire a controlling interest. The premium is justified by the expected synergies, such as expected increases in cash flows resulting from cost savings and revenue enhancements. Our fair value calculation was based on a closing stock price of $9.63 per share as of March 31, 2009. The fair value of the reporting unit for which goodwill was impaired exceeded its carrying value by $12 million as of March 31, 2009, subsequent to the impairment charge. The calculated fair values of our other reporting units exceeded their carrying values by amounts between $17 million and $209 million as of March 31, 2009.
NEW ACCOUNTING PRONOUNCEMENTS
          Information regarding the accounting pronouncement adopted during the first half of 2009 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
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
          We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. The material uncertainties and other factors known to us are discussed in Item 1A of the 2008 Form10-K and are incorporated into this report as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first half of 2009, we used our committed line of credit to fund working capital and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2009, our total debt was comprised of the following:

			Weighted-
			average
	Carrying	Fair	interest
(in thousands)	amount	value(1)	rate

Long-term notes maturing December 2012	$279,698	$235,460	5.00%
Long-term notes maturing October 2014	263,190	200,260	5.13%
Long-term notes maturing June 2015	200,000	165,000	7.38%
Amounts drawn on credit facility	75,257	75,257	0.76%
Capital lease obligation maturing in September 2009	493	493	10.41%

Total debt	$818,638	$676,470	5.23%

(1)	Based on quoted market rates as of June 30, 2009, except for our capital lease obligation which is shown at carrying value.
          We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.
          Based on the outstanding variable rate debt in our portfolio, a one percentage point increase in interest rates would have resulted in additional interest expense of $0.4 million for the first six months of 2009.
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
          (b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2009, we withheld 12,715 shares in conjunction with the vesting and exercise of equity-based awards.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          We held our annual shareholders meeting on April 29, 2009.
          44,749,040 shares were represented (87.6% of the 51,110,155 shares outstanding and entitled to vote at the meeting). Two items were considered at the meeting, and the results of the voting were as follows:
Election of Directors:
          The nominees in the proxy statement were: Ronald C. Baldwin, Charles A. Haggerty, Isaiah Harris, Jr., Don J. McGrath, Cheryl Mayberry McKissack, Neil J. Metviner, Stephen P. Nachtsheim, Mary Ann O’Dwyer, Martyn R. Redgrave and Lee J. Schram. The results were as follows:

Election of Directors	For	Withhold
Ronald C. Baldwin	43,485,393	1,263,647
Charles A. Haggerty	39,653,580	5,095,460
Isaiah Harris, Jr.	43,477,478	1,271,562
Don J. McGrath	43,502,332	1,246,708
Cheryl Mayberry McKissack	43,511,852	1,237,188
Neil J. Metviner	43,480,833	1,268,207
Stephen P. Nachtsheim	43,060,299	1,688,741
Mary Ann O’Dwyer	41,767,964	2,981,076
Martyn R. Redgrave	43,502,592	1,246,448
Lee J. Schram	43,484,874	1,264,166

          Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009:

For:	43,830,980
Against:	874,422
Abstain:	43,638
Item 5. Other Information.
          None.
Item 6. Exhibits.

Exhibit		Method of
Number	Description	Filing

1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

2.2	Agreement and Plan of Merger, dated as of June 18, 2008, by and among us, Deluxe Business Operations, Inc., Helix Merger Corp. and Hostopia.com Inc. (excluding schedules which we agree to furnish to the Commission upon request) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on June 23, 2008)	*

3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*

4.1	Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)	*

4.2	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)	*

Exhibit		Method of
Number	Description	Filing

4.3	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.4	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.5	Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.7	Registration Rights Agreement, dated May 14, 2007, by and between us and J.P. Morgan Securities Inc., as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement related to the 7.375% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.8	Specimen of 7.375% Senior Notes due 2015 (included in Exhibit 4.6)	*

12.1	Statement re: Computation of Ratios	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: August 7, 2009	/s/ Lee Schram
Lee Schram
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	/s/ Richard S. Greene
Richard S. Greene
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2009	/s/ Terry D. Peterson
Terry D. Peterson
Vice President, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002