Form 10-Q
period 2009-09-30
DELUXE CORP
filed 2009-10-29
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 20, 2009 was 51,204,096.

PART I–FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$14,141	$15,590
Trade accounts receivable (net of allowances for uncollectible accounts of $4,691 and $5,930, respectively)	64,299	68,572
Inventories and supplies	24,501	25,791
Deferred income taxes	13,223	17,825
Funds held for customers	37,328	26,078
Other current assets	23,944	13,230

Total current assets	177,436	167,086
Long-Term Investments (including $2,104 and $1,855 of investments at fair value, respectively)	38,687	36,794
Property, Plant, and Equipment (net of accumulated depreciation of $338,191 and $340,886, respectively)	123,806	128,105
Assets Held for Sale	4,527	—
Intangibles (net of accumulated amortization of $435,876 and $405,208, respectively)	151,175	154,081
Goodwill	658,444	653,044
Other Non-Current Assets	89,513	79,875

Total assets	$1,243,588	$1,218,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,092	$61,598
Accrued liabilities	169,143	142,599
Short-term debt	63,300	78,000
Long-term debt due within one year	—	1,440

Total current liabilities	291,535	283,637
Long-Term Debt	743,989	773,896
Deferred Income Taxes	21,621	9,491
Other Non-Current Liabilities	90,121	98,895
Commitments and Contingencies (Notes 12, 13 and 16)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2009 – 51,204; 2008 – 51,131)	51,204	51,131
Additional paid-in capital	56,834	54,207
Retained earnings	43,066	12,682
Accumulated other comprehensive loss	(54,782)	(64,954)

Total shareholders’ equity	96,322	53,066

Total liabilities and shareholders’ equity	$1,243,588	$1,218,985

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$332,297	$362,714	$1,003,887	$1,103,783
Net restructuring charges	373	12,639	2,658	13,098
Other cost of goods sold	121,538	137,451	375,477	417,091

Total cost of goods sold	121,911	150,090	378,135	430,189

Gross Profit	210,386	212,624	625,752	673,594

Selling, general and administrative expense	153,999	163,134	464,085	505,042
Net restructuring charges	1,838	9,007	1,953	10,028
Asset impairment charges	—	9,687	24,900	9,687

Operating Income	54,549	30,796	134,814	148,837

Gain on early debt extinguishment	—	—	9,834	—
Interest expense	(11,495)	(12,740)	(35,542)	(37,873)
Other income	170	233	734	1,107

Income Before Income Taxes	43,224	18,289	109,840	112,071

Income tax provision	14,669	4,189	41,004	36,785

Income From Continuing Operations	28,555	14,100	68,836	75,286

Net Loss From Discontinued Operations	—	(340)	—	(1,592)

Net Income	$28,555	$13,760	$68,836	$73,694

Basic Earnings per Share:
Income from continuing operations	$0.56	$0.27	$1.34	$1.46
Net loss from discontinued operations	—	(0.01)	—	(0.03)
Basic earnings per share	0.56	0.27	1.34	1.43

Diluted Earnings per Share:
Income from continuing operations	$0.56	$0.27	$1.34	$1.45
Net loss from discontinued operations	—	(0.01)	—	(0.03)
Diluted earnings per share	0.56	0.27	1.34	1.42

Cash Dividends per Share	$0.25	$0.25	$0.75	$0.75

Total Comprehensive Income	$31,908	$13,837	$79,008	$75,654
See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$68,836	$73,694
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	—	1,592
Depreciation	17,174	16,237
Amortization of intangibles	33,794	30,648
Asset impairment charges	24,900	9,687
Amortization of contract acquisition costs	18,523	19,573
Employee share-based compensation expense	5,498	7,518
Deferred income taxes	7,565	(6,345)
Gain on early debt extinguishment	(9,834)	—
Other non-cash items, net	11,573	16,522
Changes in assets and liabilities, net of effect of acquisitions and discontinued operations:
Trade accounts receivable	1,420	13,694
Inventories and supplies	933	(1,081)
Other current assets	(3,351)	(3,333)
Non-current assets	4,486	(1,664)
Accounts payable	2,054	(3,316)
Contract acquisition payments	(17,941)	(7,653)
Other accrued and non-current liabilities	(15,422)	(20,569)

Net cash provided by operating activities of continuing operations	150,208	145,204

Cash Flows from Investing Activities:
Purchases of capital assets	(35,006)	(21,945)
Payments for acquisitions, net of cash acquired	(30,825)	(104,846)
Purchase of customer list	(1,639)	—
Purchases of marketable securities	(4,575)	—
Proceeds from sales of marketable securities	914	—
Proceeds from sale of facility	—	4,181
Other	(1,813)	98

Net cash used by investing activities of continuing operations	(72,944)	(122,512)

Cash Flows from Financing Activities:
Net (payments) proceeds from short-term debt	(14,700)	42,540
Payments on long-term debt	(22,627)	(1,299)
Change in book overdrafts	(4,577)	(9,528)
Proceeds from issuing shares under employee plans	1,972	2,801
Excess tax benefit from share-based employee awards	37	92
Payments for common shares repurchased	(1,319)	(21,847)
Cash dividends paid to shareholders	(38,452)	(38,603)

Net cash used by financing activities of continuing operations	(79,666)	(25,844)

Effect of Exchange Rate Change on Cash	1,453	(605)
Cash (Used) Provided by Operating Activities of Discontinued Operations	(470)	171
Cash Used by Investing Activities of Discontinued Operations	(30)	(16)

Net Change in Cash and Cash Equivalents	(1,449)	(3,602)
Cash and Cash Equivalents: Beginning of Period	15,590	21,615

End of Period	$14,141	$18,013

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Consolidated financial statements
     The consolidated balance sheet as of September 30, 2009, the consolidated statements of income for the quarters and nine months ended September 30, 2009 and 2008 and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. The consolidated balance sheet as of December 31, 2008 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
     We have reclassified certain amounts presented in the consolidated statements of income for the quarter and nine months ended September 30, 2008 and the consolidated statement of cash flows for the nine months ended September 30, 2008, to reflect the results of our retail packaging and signage business as discontinued operations (see Note 8). These reclassifications did not affect previously reported net income.
Note 2: New accounting pronouncements
     Recently adopted accounting pronouncements — In December 2007, the Financial Accounting Standards Board (FASB) revised the authoritative guidance regarding the accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” The revised accounting treatment for business acquisitions impacts financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to business combinations completed after December 31, 2008. Under the new standard, acquisition-related costs must be expensed as incurred. Previously, these costs were capitalized as part of the acquisition’s purchase price. As discussed in Note 7, we completed two acquisitions in July 2009. Acquisition-related costs included in our consolidated statements of income for the quarter and nine months ended September 30, 2009 were not significant. For acquisitions completed prior to January 1, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as adjustments to the cost of the acquisition. This new guidance did not significantly impact our consolidated financial statements for the quarter or nine months ended September 30, 2009.
     In March 2008, the FASB issued authoritative guidance which changed the disclosure requirements for derivative instruments and hedging activities. This guidance was effective for us on January 1, 2009. Disclosures required under this guidance are presented in Notes 4 and 5.
     In April 2008, the FASB issued authoritative guidance addressing the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008. We did not acquire any limited use intangibles during the nine months ended September 30, 2009, and we are not able to predict the impact of this guidance, if any, on the accounting for assets we may acquire in future periods. As of January 1, 2009, we had an intangible asset for distributor contracts which was recorded in conjunction with the acquisition of New England Business Service, Inc. (NEBS) in June 2004. The distributor contract asset had a carrying value of $6.8 million as of September 30, 2009 and is being amortized over nine years. In general, the distributor contracts have an initial five-year term and may be renewed for successive five-year periods upon mutual agreement of both parties. At the time the original fair value of these contracts was determined, an annual 90% contract retention rate was assumed based on historical experience. As of September 30, 2009, the average period remaining to the next contract renewal for our recognized distributor contracts was 2.6 years. Costs related to renewing or extending these contracts are not material and are expensed as incurred.

     In June 2008, the FASB issued authoritative guidance stating that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments are participating securities and should be included in the computation of earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock unit and restricted stock awards provide a nonforfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, we began reporting earnings per share under the two-class method and we restated our historical earnings per share accordingly (see Note 6). The impact on previously reported earnings per share was not significant.
     In April 2009, the FASB issued authoritative guidance which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. We are required to apply the new guidance to business combinations completed after December 31, 2008. This new guidance did not significantly impact our consolidated financial statements for the quarter or nine months ended September 30, 2009.
     In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of financial instruments for interim reporting periods, as well as in annual financial statements. The disclosures required under this guidance are presented in Note 5.
     In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the new guidance during the quarter ended June 30, 2009. We evaluated subsequent events through October 29, 2009, the date our consolidated financial statements for the quarter ended September 30, 2009 were filed with the Securities and Exchange Commission (SEC).
     Accounting pronouncements not yet adopted — In December 2008, the FASB issued authoritative guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Any additional disclosures required under the new guidance will be included in our annual report on Form 10-K for the year ending December 31, 2009.
Note 3: Supplemental balance sheet information
     Inventories and supplies - Inventories and supplies were comprised of the following:

	September 30,	December 31,
(in thousands)	2009	2008

Raw materials	$4,318	$4,047
Semi-finished goods	9,991	10,807
Finished goods	6,733	6,608

Total inventories	21,042	21,462
Supplies, primarily production	3,459	4,329

Inventories and supplies	$24,501	$25,791

     Intangibles — Intangibles were comprised of the following:

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Indefinite-lived:
Trade name	$19,100	$—	$19,100	$24,000	$—	$24,000
Amortizable intangibles:
Internal-use software	335,514	(277,692)	57,822	315,493	(260,320)	55,173
Customer lists/relationships	141,015	(108,281)	32,734	125,530	(96,963)	28,567
Distributor contracts	30,900	(24,144)	6,756	30,900	(22,792)	8,108
Trade names	51,861	(19,736)	32,125	54,861	(19,920)	34,941
Other	8,661	(6,023)	2,638	8,505	(5,213)	3,292

Amortizable intangibles	567,951	(435,876)	132,075	535,289	(405,208)	130,081

Intangibles	$587,051	$(435,876)	$151,175	$559,289	$(405,208)	$154,081

     Total amortization of intangibles was $10.7 million for the quarter ended September 30, 2009 and $10.3 million for the quarter ended September 30, 2008. Amortization of intangibles was $33.8 million for the nine months ended September 30, 2009 and $30.6 million for the nine months ended September 30, 2008. Based on the intangibles in service as of September 30, 2009, estimated future amortization expense is as follows:

(in thousands)

Remainder of 2009	$9,844
2010	34,282
2011	25,251
2012	12,448
2013	7,804
     Goodwill — Changes in goodwill during the nine months ended September 30, 2009 were as follows:

	Small
	Business	Direct
(in thousands)	Services	Checks	Total

Balance, December 31, 2008	$570,807	$82,237	$653,044
Impairment charge (see Note 5)	(20,000)	—	(20,000)
Acquisition of Abacus America, Inc. (see Note 7)	24,031	—	24,031
Acquisition of MerchEngines.com (see Note 7)	1,140	—	1,140
Currency translation adjustment	229	—	229

Balance, September 30, 2009	$576,207	$82,237	$658,444

     As no goodwill impairment charges were recorded prior to 2009, consolidated accumulated impairment losses as of September 30, 2009 were $20.0 million, all within the Small Business Services segment.

     Other non-current assets — Other non-current assets were comprised of the following:

	September 30,	December 31,
(in thousands)	2009	2008

Contract acquisition costs (net of accumulated amortization of $113,439 and $99,502, respectively)	$50,563	$37,706
Deferred advertising costs	15,508	20,189
Other	23,442	21,980

Other non-current assets	$89,513	$79,875

     See Note 16 for discussion of the risks associated with the recoverability of contract acquisition costs. Changes in contract acquisition costs during the first nine months of 2009 and 2008 were as follows:

	Nine Months Ended September 30,
(in thousands)	2009	2008

Balance, beginning of year	$37,706	$55,516
Additions(1)	31,380	5,553
Amortization	(18,523)	(19,573)

Balance, end of period	$50,563	$41,496

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $17,941 for the nine months ended September 30, 2009 and $7,653 for the nine months ended September 30, 2008.
     Accrued liabilities — Accrued liabilities were comprised of the following:

	September 30,	December 31,
(in thousands)	2009	2008

Funds held for customers	$37,328	$26,078
Employee profit sharing and pension	27,394	15,061
Customer rebates	23,982	29,113
Interest	15,798	5,394
Contract acquisition costs	12,939	4,326
Wages, including vacation	9,947	12,176
Restructuring due within one year (see Note 9)	6,740	20,379
Other	35,015	30,072

Accrued liabilities	$169,143	$142,599

Note 4: Derivatives
     In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a large portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense on the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not material for the quarter ended September 30, 2009. The fair value of the interest rate swaps as of September 30, 2009 was $1.1 million and is included in other non-current assets on the consolidated balance sheet. Further information regarding the fair value of these instruments can be found in Note 5.

Note 5: Fair value measurements
     Nonrecurring fair value measurements — We evaluate the carrying value of our indefinite-lived trade name and goodwill on July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. During the quarter ended March 31, 2009, we experienced continued declines in our stock price, as well as a continuing negative impact of the economic downturn on our expected operating results. Based on these indicators of potential impairment, we completed impairment analyses of our indefinite-lived trade name and goodwill as of March 31, 2009. No such impairment analyses were required during the quarter ended June 30, 2009, as there were no indicators of potential impairment during the quarter.
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
     A two-step approach is used in evaluating goodwill for impairment. First, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. During the quarter ended March 31, 2009, the carrying value of one of our reporting units exceeded its estimated fair value. As such, the second step of the goodwill impairment analysis required that we compare the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of the goodwill, we measured the fair value of the reporting unit’s assets and liabilities, excluding goodwill. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill. Significant intangible assets of the reporting unit identified for purposes of this impairment analysis included the indefinite-lived trade name discussed above and a distributor contract intangible asset. The fair value of the distributor contract was measured using the income approach. A distributor retention rate based on historical experience was applied to estimated future cash flows. As a result of our analysis, we recorded a non-cash asset impairment charge in our Small Business Services segment of $20.0 million related to goodwill. See Note 16 for a related discussion of market risks.
     During the quarter ended September 30, 2009, we completed the annual impairment analyses of our indefinite-lived trade name and goodwill. The calculated fair value of the indefinite-lived trade name was estimated to be $23.5 million as of the measurement date, compared to its carrying value of $19.1 million. In our analysis of goodwill, the estimated fair value of each reporting unit as of the measurement date exceeded its carrying amount. As such, no impairment charges were recorded as a result of our 2009 annual impairment analyses.
     During the quarter ended September 30, 2008, we completed the annual impairment analyses of our indefinite-lived trade names and goodwill. As a result of these analyses, we recorded impairment charges of $9.3 million related to the indefinite-lived trade names as a result of the economic downturn on our expected revenues and the broader effects of U.S. market conditions on the fair value of the assets. In addition to the impairment analysis of indefinite-lived trade names, we completed a fair value analysis of an amortizable trade name with a carrying value of $0.4 million and recorded an impairment charge of $0.4 million related to this asset.
     During the quarter ended September 30, 2009, we completed two business combinations (see Note 7). With the exception of goodwill and deferred income taxes, we were required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. The identifiable net assets acquired (excluding goodwill) were comprised primarily of customer relationships and deferred revenue related to the acquisition of Abacus America, Inc. The fair value of the customer relationships was estimated using the multi-period excess earnings method. Assumptions used in this calculation included a same-customer revenue growth rate and an estimated annual customer retention rate. The same-customer growth rate was based on expected pricing and the customer retention rate was based on the business’ historical attrition, as well as management’s estimate of customer retention, the effort required to obtain a customer, customer costs to change suppliers and the effort required to renew contracts. The calculated fair value of the customer relationships was $11.9 million, which is being amortized over seven years using an accelerated method. The calculated fair value of the liability for deferred revenue was $7.3 million, which was measured as the direct and incremental costs that fulfill the legal performance obligation plus a reasonable profit margin.

     Information regarding the nonrecurring fair value measurements completed during 2009 and 2008 was as follows:
Nine months ended September 30, 2009

		Fair value measurements using
		Quoted prices
	Fair value	in active	Significant	Significant
	as of	markets for	other	unobservable
	measurement	identical assets	observable	inputs	Impairment
(in thousands)	date	(Level 1)	inputs (Level 2)	(Level 3)	charge(2)

Goodwill(1)	$20,245	$—	$—	$20,245	$20,000
Indefinite-lived trade name	23,471	—	—	23,471	4,900

Total impairment charges					$24,900

(1)	Represents the implied fair value of the goodwill assigned to the reporting unit for which we were required to calculate this amount.

(2)	Subsequent to the impairment charges recorded as of March 31, 2009, the carrying values of these assets equaled their fair market values. The fair market value for the indefinite-lived trade name was reassessed during the quarter ended September 30, 2009 as part of our annual impairment analysis.
Quarter and Nine months ended
September 30, 2008

		Fair value measurements using
		Quoted prices
	Fair value	in active	Significant	Significant
	as of	markets for	other	unobservable
	measurement	identical assets	observable	inputs	Impairment
(in thousands)	date	(Level 1)	inputs (Level 2)	(Level 3)	charge

Indefinite-lived trade names	$50,100	$—	$—	$50,100	$9,300
Amortizable trade name	—	—	—	—	387

Total impairment charges					$9,687

     Recurring fair value measurements —During the quarter ended September 30, 2009, we purchased investments in mutual funds of $4.6 million. These available-for-sale marketable securities are included in other current assets on the consolidated balance sheet. The fair value of these assets is determined based on quoted prices in active markets for identical assets. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the specific identification method. No gains or losses on sales of marketable securities were realized during the quarter ended September 30, 2009.
     We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. We determine the fair value of this investment at each reporting date using quoted prices in active markets for identical assets, with changes in fair value included in selling, general and administrative (SG&A) expense in our consolidated statements of income. This is considered a Level 1 fair value measurement. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the mutual fund investments. The liability under the plan equals the fair value of the investment in mutual funds. As such, as the value of the investment changes, the value of the liability changes accordingly. Changes in the liability are reflected within SG&A expense in our consolidated statements of income. Dividends earned by the mutual fund investment, as reported by the funds, realized gains and losses and permanent declines in value are also included within SG&A expense in the consolidated statements of income. The fair value of this investment is included in long-term investments in the consolidated balance sheets. The long-term investment caption on our consolidated balance sheets also includes life insurance policies which are recorded at their cash surrender values. We recognized a net unrealized gain on the investment in mutual funds of $0.2 million during the quarter ended September 30, 2009 and a net unrealized loss of $0.2 million during the quarter ended September 30, 2008. We recognized a net unrealized gain of $0.3 million during the nine months ended September 30, 2009 and a net unrealized loss of $0.6 million during the nine months ended September 30, 2008.
     The fair value of interest rate swaps (see Note 4) is determined at each reporting date by means of a standard pricing model utilizing readily observable market interest rates. During the quarter ended September 30, 2009, we recognized a gain on these derivative instruments of $1.1 million, which was partially offset by a loss of $1.0 million related to the increase in the fair value of the hedged long-term debt. These changes in fair value are both included in interest expense on the consolidated statements of income for the quarter and nine months ended September 30, 2009.

     Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
		Quoted prices
	Fair value	in active	Significant	Significant
	as of	markets for	other	unobservable
	September 30,	identical assets	observable	inputs
(in thousands)	2009	(Level 1)	inputs (Level 2)	(Level 3)

Marketable securities	$3,744	$3,744	$—	$—
Long-term investment in mutual funds	2,104	2,104	—	—
Derivative assets	1,095	—	1,095	—

		Fair value measurements using
		Quoted prices
	Fair value	in active	Significant	Significant
	as of	markets for	other	unobservable
	December 31,	identical assets	observable	inputs
(in thousands)	2008	(Level 1)	inputs (Level 2)	(Level 3)

Long-term investment in mutual funds	$1,855	$1,855	$—	$—
     Fair value measurements of other financial instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value:
     Cash and cash equivalents, funds held for customers and short-term debt — The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.
     Long-term debt — The fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market, with the exception of a capital lease obligation which matured in September 2009. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.
     The estimated fair values of these financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
(in thousands)	amount	Fair value	amount	Fair value

Cash and cash equivalents	$14,141	$14,141	$15,590	$15,590
Funds held for customers	37,328	37,328	26,078	26,078
Short-term debt	63,300	63,300	78,000	78,000
Long-term debt	743,989	693,454	773,896	375,500

Note 6: Earnings per share
     As discussed in Note 2, as of January 1, 2009, we adopted authoritative guidance requiring that we calculate earnings per share using the two-class method when there are unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments. As a result, we have restated earnings per share for the quarter and nine months ended September 30, 2008 to comply with this new guidance. The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Earnings per share — basic:
Income from continuing operations	$28,555	$14,100	$68,836	$75,286
Income allocated to participating securities	(214)	(165)	(527)	(880)

Income available to common shareholders	$28,341	$13,935	$68,309	$74,406

Weighted-average shares outstanding	50,900	50,859	50,812	50,974
Earnings per share — basic	$0.56	$0.27	$1.34	$1.46

Earnings per share — diluted:
Income from continuing operations	$28,555	$14,100	$68,836	$75,286
Income allocated to participating securities	(214)	(165)	(527)	(880)
Re-measurement of share-based awards classified as liabilities	131	(74)	67	(342)

Income available to common shareholders	$28,472	$13,861	$68,376	$74,064

Weighted-average shares outstanding	50,900	50,859	50,812	50,974
Dilutive impact of options and employee stock purchase plan	149	20	76	21

Weighted-average shares and potential dilutive shares outstanding	51,049	50,879	50,888	50,995

Earnings per share — diluted	$0.56	$0.27	$1.34	$1.45

Antidilutive options excluded from calculation (average amount for nine month periods)	2,173	3,562	2,553	3,639
     Earnings per share amounts for continuing operations, discontinued operations and net income, as presented on the consolidated statements of income, are calculated individually and may not sum due to rounding differences.
Note 7: Acquisitions
     During July 2009, we purchased all of the common stock of Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings Inc. and a web hosting and internet services provider, in a cash transaction for $27.6 million, net of cash acquired. We acquired this company for its large number of small business subscribers of shared web hosting, hosted e-commerce stores, managed e-mail services, domain name registration and a variety of website management applications. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in goodwill of $24.0 million. We believe this acquisition resulted in the recognition of goodwill as we have expanded our customer base and expect to provide the acquired customers our upgraded offerings and enhanced web services. The net assets acquired consisted principally of customer relationships with an estimated fair value of $11.9 million and a liability for deferred revenue of $7.3 million. The customer relationship asset is being amortized over seven years using an accelerated method. Further information regarding the calculation of the estimated fair values of the customer relationship asset and the liability for deferred revenue can be found under Note 5: Fair value measurements. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

     Also during July 2009, we purchased substantially all of the assets of MerchEngines.com, a search engine marketing firm, in a cash transaction for $3.2 million, net of cash acquired. MerchEngines.com provides ad agencies, traditional media companies, online publishers and local aggregators a hosted and fully managed search engine marketing solution. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $1.1 million. We believe this acquisition resulted in the recognition of goodwill as it increases the product offerings we provide to our existing small business customers. The results of operations of this business from its acquisition date are included in our Small Business Services segment.
Note 8: Discontinued operations and assets held for sale
     Discontinued operations — Discontinued operations consisted of our Russell & Miller retail packaging and signage business, which we sold in January 2009. We evaluate our businesses and product lines periodically for strategic fit within our operations. In December 2008, we determined that this non-strategic business met the criteria to be classified as discontinued operations in our consolidated financial statements. On January 31, 2009, we completed the sale of this business for gross cash proceeds of $0.3 million plus a note receivable. Assets of discontinued operations were included in our Small Business Services segment and consisted of the following:

December 31,
(in thousands)	2008

Trade accounts receivable	$852
Inventories and supplies	36
Other current assets	120
Accounts payable and accrued liabilities	(330)

Net assets of discontinued operations	$678

     Revenue and loss from discontinued operations were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Revenue	$—	$3,474	$816	$11,367

Loss from operations	$—	$(512)	$(155)	$(2,423)
Gain from disposal	—	—	155	—
Income tax benefit	—	172	—	831

Net loss from discontinued operations	$—	$(340)	$—	$(1,592)

     Assets held for sale — Assets held for sale as of September 30, 2009 consisted of our facility located in Thorofare, New Jersey, which was closed in April 2009, and our facility located in Greensboro, North Carolina, which was closed in July 2009. Both facilities previously housed manufacturing operations, while the Thorofare location also housed a customer call center. We are actively marketing both properties and expect their selling prices to exceed their carrying values.
Note 9: Restructuring charges
     2009 restructuring charges — During the quarter ended September 30, 2009, we recorded net restructuring charges of $2.2 million. This amount included expenses related to our restructuring activities, including items such as equipment moves, training and travel, as well as net restructuring accruals of $0.8 million. The net restructuring accruals included charges of $1.4 million related to employee reductions in various functional areas as we continue our cost reduction initiatives, as well as accrual reversals of $0.6 million as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges of $0.4 million within cost of goods sold and net restructuring charges within other operating expenses of $1.8 million in the consolidated statement of income for the quarter ended September 30, 2009.
     During the nine months ended September 30, 2009, we recorded net restructuring charges of $4.6 million. This amount included expenses related to our restructuring activities, including items such as equipment moves, training and travel, as well as net restructuring accruals of $1.0 million. The net restructuring accruals included charges of $3.2 million related to employee reductions in various functional areas as we continue our cost reduction initiatives, as well as operating lease obligations on two manufacturing facilities closed during the first quarter of 2009. The restructuring accruals included severance benefits for 131 employees. These charges were reduced by the reversal of $2.2 million of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges of $2.7 million within cost of goods sold and net restructuring charges within other operating expenses of $1.9 million in the consolidated statement of income for the nine months ended September 30, 2009.
     2008 restructuring charges — During the quarter ended September 30, 2008, we recorded net restructuring charges of $21.6 million. This amount included net restructuring accruals of $17.9 million for employee severance related to the planned closing of three manufacturing facilities and one customer call center and employee reductions within our business unit support and corporate shared services functions. Restructuring charges also included $3.7 million of expenses related to our restructuring activities, including a $3.0 million write-down of spare parts used in our offset printing presses and items such as equipment moves, training and travel. These actions were the results of a review of our cost structure in response to the impact on our business of a weakened U.S. economy. The restructuring accruals included severance benefits for 1,025 employees. The restructuring charges were reflected as net restructuring charges within cost of goods sold of $12.6 million and net restructuring charges within other operating expenses of $9.0 million in our consolidated statement of income for the quarter ended September 30, 2008.
     During the nine months ended September 30, 2008, we recorded net restructuring charges of $23.1 million. This amount included net restructuring accruals of $19.4 million and other expenses of $3.7 million related to our restructuring activities, including items such as the write-down of spare parts, equipment moves, training and travel. The net restructuring accruals included charges of $20.3 million for employee severance related to the actions taken in the third quarter of 2008, as well as the closing of an additional customer call center and employee reductions in various functional areas. These actions were the results of a review of our cost structure in response to the impact on our business of a weakened U.S. economy. The restructuring accruals included severance benefits for 1,208 employees. These charges were reduced by an accrual reversal of $0.9 million as fewer employees received severance benefits than originally estimated. These net restructuring charges were reflected as net restructuring charges within cost of goods sold of $13.1 million and net restructuring charges within other operating expenses of $10.0 million in our consolidated statement of income for the nine months ended September 30, 2008.
     Restructuring accruals — Restructuring accruals of $6.9 million as of September 30, 2009 are reflected in the consolidated balance sheet as accrued liabilities of $6.7 million and other non-current liabilities of $0.2 million. Restructuring accruals of $20.4 million as of December 31, 2008 are reflected in accrued liabilities in the consolidated balance sheet. The accruals consist of employee severance benefits and payments due under operating lease obligations for facilities that we have vacated. The remaining severance accruals as of September 30, 2009 relate to the closing of four manufacturing facilities and one customer call center, as well as employee reductions within our various shared services functions, including sales, marketing and information technology. Three of the four manufacturing facilities were closed as of September 30, 2009, with the remaining facility closed early in the fourth quarter of 2009. The customer call center was closed during the second quarter of 2009. The employee reductions within our shared services functions are expected to be completed by the third quarter of 2010. As such, we expect most of the related severance payments to be fully paid by the first quarter of 2011, utilizing cash from operations. As of September 30, 2009, 276 employees had not yet started to receive severance benefits. The remaining payments due under the operating lease obligations will be paid through January 2012. Further information regarding our restructuring accruals can be found under the caption “Note 6: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K.

     As of September 30, 2009, our restructuring accruals, by company initiative, were as follows:

	NEBS
	acquisition	2006	2007	2008	2009
(in thousands)	related	initiatives	initiatives	initiatives	initiatives	Total

Balance, December 31, 2008	$19	$195	$335	$19,830	$—	$20,379
Restructuring charges	—	—	—	886	2,380	3,266
Restructuring reversals	(19)	—	(33)	(2,146)	(43)	(2,241)
Payments, primarily severance	—	(195)	(237)	(13,432)	(601)	(14,465)

Balance, September 30, 2009	$—	$—	$65	$5,138	$1,736	$6,939

Cumulative amounts:
Restructuring accruals	$30,243	$10,864	$7,181	$27,020	$2,380	$77,688
Restructuring reversals	(859)	(1,671)	(1,438)	(3,677)	(43)	(7,688)
Payments, primarily severance	(29,384)	(9,193)	(5,678)	(18,205)	(601)	(63,061)

Balance, September 30, 2009	$—	$—	$65	$5,138	$1,736	$6,939

     As of September 30, 2009, the components of our restructuring accruals, by segment, were as follows:

					Operating
					lease
	Employee severance benefits				obligations
	Small				Small
	Business	Financial	Direct		Business
(in thousands)	Services	Services	Checks	Corporate	Services	Total

Balance, December 31, 2008	$3,974	$3,617	$151	$12,409	$228	$20,379
Restructuring accruals	633	788	18	962	865	3,266
Restructuring reversals	(592)	(610)	(7)	(1,013)	(19)	(2,241)
Inter-segment transfer	1,174	—	—	(1,174)	—	—
Payments	(4,419)	(2,703)	(162)	(6,745)	(436)	(14,465)

Balance, September 30, 2009	$770	$1,092	$—	$4,439	$638	$6,939

Cumulative amounts for current initiatives(1) :
Restructuring accruals	$40,022	$8,677	$487	$24,510	$3,992	$77,688
Restructuring reversals	(1,649)	(1,651)	(151)	(3,666)	(571)	(7,688)
Inter-segment transfer	2,185	1,117	93	(3,395)	—	—
Payments	(39,788)	(7,051)	(429)	(13,010)	(2,783)	(63,061)

Balance, September 30, 2009	$770	$1,092	$—	$4,439	$638	$6,939

(1)	Includes accruals related to our cost reduction initiatives for 2006 through 2009 and the NEBS acquisition in June 2004.
Note 10: Pension and other postretirement benefits
     We have historically provided certain health care benefits for a large number of retired employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan (SERP) in the United States. We previously had both a pension plan and a SERP in Canada covering certain Canadian employees. The Canadian pension plan was settled during the first quarter of 2009 and the Canadian SERP was settled in 2008. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K. See Note 16 for discussion of the risks associated with the plan assets of our postretirement benefit plan.

     Effective April 30, 2009, we amended our postretirement benefit plan to decrease the minimum age for eligibility to receive the maximum available benefits from age 58 to age 51 and to decrease the service requirement for maximum retiree cost sharing from 30 years to 25 years. As a result of this amendment, the plan assets and liabilities were re-measured as of April 30, 2009, reducing the underfunded amount of the plan from $60.4 million as of December 31, 2008 to $55.9 million as of April 30, 2009. The reduction in the underfunded amount was primarily due to a change in the discount rate assumption from 6.6% as of December 31, 2008 to 7.25% as of April 30, 2009. The other actuarial assumptions were consistent with those utilized in our determination of the benefit obligation and funded status as of December 31, 2008. Prior to the April 30, 2009 plan amendment and re-measurement, unrecognized actuarial gains and losses were being amortized over the average remaining service period of plan participants, which was 8.2 years as of December 31, 2008. Because the plan amendment increased the number of participants currently eligible to receive the maximum available benefits, almost all of the plan participants were classified as inactive subsequent to the plan amendment. As such, actuarial gains and losses are required to be amortized over the average remaining life expectancy of inactive plan participants, which was 18.8 years as of April 30, 2009. This change will result in a $5.2 million decrease in postretirement benefit expense for 2009, as compared to the expense we had expected for 2009 prior to the plan amendments.
     Pension and postretirement benefit expense for the quarters ended September 30, 2009 and 2008 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2009	2008	2009	2008

Service cost	$—	$24	$—	$—
Interest cost	2,188	1,989	51	126
Expected return on plan assets	(1,489)	(2,183)	—	(68)
Amortization of prior service credit	(936)	(990)	—	—
Amortization of net actuarial losses	1,388	2,369	(1)	3

Total periodic benefit expense	$1,151	$1,209	$50	$61

     Pension and postretirement benefit expense for the nine months ended September 30, 2009 and 2008 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2009	2008	2009	2008

Service cost	$—	$71	$—	$—
Interest cost	6,372	5,966	212	383
Expected return on plan assets	(4,430)	(6,550)	(58)	(209)
Amortization of prior service credit	(2,879)	(2,969)	—	—
Amortization of net actuarial losses	6,994	7,108	10	8

Total periodic benefit expense	6,057	3,626	164	182
Settlement loss	—	—	402	111

Net periodic benefit expense	$6,057	$3,626	$566	$293

     In March 2009, we utilized plan assets of $5.3 million to settle the benefits due under our Canadian pension plan. This included contributions of $0.1 million which we made to the plan during 2009. We anticipate that we will make benefit payments of approximately $0.3 million during 2009 for our remaining pension plan.
Note 11: Provision for income taxes
     Our effective tax rate for the nine months ended September 30, 2009 was 37.3%, compared to our 2008 annual effective tax rate of 33.9%. Our 2009 effective tax rate included discrete items which increased our tax rate by 1.8 points, primarily the non-deductible portion of the $20.0 million goodwill impairment charge (see Note 5), partially offset by favorable adjustments related to receivables for prior year tax returns. Our 2008 effective tax rate included favorable adjustments related to receivables for prior year tax returns, which lowered our effective tax rate 1.5 percentage points.

     The statute of limitations for federal tax assessments for 2004 and prior years has closed, with the exception of 2000. Our federal income tax returns for 2006 and 2007 are currently being audited by the Internal Revenue Service (IRS) and our federal income tax returns for 2005 and 2008 remain subject to IRS examination. In general, income tax returns for the years 2004 through 2008 remain subject to examination by major state and city jurisdictions. In the event that we have determined not to file income tax returns with a particular city or state, all years remain subject to examination by the tax jurisdiction.
Note 12: Debt
     Total debt outstanding was comprised of the following:

	September 30,	December 31,
(in thousands)	2009	2008

5.0% senior, unsecured notes due December 15, 2012, net of discount	$280,784	$299,250
5.125% senior, unsecured notes due October 1, 2014, net of discount	263,205	274,646
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000

Long-term portion of debt	743,989	773,896

Amounts drawn on credit facilities	$63,300	$78,000
Capital lease obligation due within one year	—	1,440

Short-term portion of debt	63,300	79,440

Total debt	$807,289	$853,336

     Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued through a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement that became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our line of credit and to invest in marketable securities. On October 1, 2007, we liquidated all of the marketable securities and used the proceeds as part of our repayment of $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $199.8 million as of September 30, 2009, based on quoted market prices for identical liabilities when traded as assets.
     In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued through a private placement under Rule 144A of the Securities Act of 1933 and were subsequently registered with the SEC via a registration statement that became effective on November 23, 2004. Interest payments are due each April and October. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of NEBS in 2004. During the quarter ended March 31, 2009, we retired $11.5 million of these notes, realizing a pre-tax gain of $4.1 million. As of September 30, 2009, the fair value of the $263.5 million remaining notes outstanding was $237.2 million, based on quoted market prices for identical liabilities when traded as assets.
     In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2009, we retired $19.7 million of these notes, realizing a pre-tax gain of $5.7 million. As of

September 30, 2009, the fair value of the $280.3 million remaining notes outstanding was $256.5 million, based on quoted market prices for identical liabilities when traded as assets. As discussed in Note 4, during September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a large portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges. The carrying amount of long-term debt increased $1.0 million as of September 30, 2009 due to the change in fair value of the hedged long-term debt.
     As of September 30, 2009, we had a $275.0 million line of credit. The credit agreement governing the line of credit contains customary covenants regarding limits on the level of subsidiary indebtedness, as well as requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. The daily average amount outstanding under our line of credit during the nine months ended September 30, 2009 was $76.7 million at a weighted-average interest rate of 0.77%. As of September 30, 2009, $63.3 million was outstanding at a weighted-average interest rate of 0.69%. During 2008, the daily average amount outstanding under our lines of credit was $82.6 million at a weighted-average interest rate of 3.05%. As of December 31, 2008, $78.0 million was outstanding at a weighted-average interest rate of 0.91%. As of September 30, 2009, amounts were available for borrowing under our committed line of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	0.175%
Amounts drawn on line of credit	(63,300)
Outstanding letters of credit	(10,125)

Net available for borrowing as of September 30, 2009	$201,575

     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.
Note 13: Other commitments and contingencies
     Information regarding indemnifications, environmental matters, self-insurance and litigation can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K. No significant changes in these items occurred during the nine months ended September 30, 2009.
Note 14: Shareholders’ equity
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remain available for purchase under this authorization as of September 30, 2009. During the nine months ended September 30, 2009, we repurchased 0.1 million shares for $1.3 million. The terms of our $200.0 million notes maturing in 2015 place a limitation on restricted payments, including increases in dividend levels and share repurchases.

     Changes in shareholders’ equity during the nine months ended September 30, 2009 were as follows:

					Accumulated
	Common shares		Additional		other	Total
	Number	Par	paid-in	Retained	comprehensive	shareholders’
(in thousands)	of shares	value	capital	earnings	loss	equity

Balance, December 31, 2008	51,131	$51,131	$54,207	$12,682	$(64,954)	$53,066
Net income	—	—	—	68,836	—	68,836
Cash dividends	—	—	—	(38,452)	—	(38,452)
Common shares issued	250	250	1,722	—	—	1,972
Tax impact of share-based awards	—	—	(2,573)	—	—	(2,573)
Common shares repurchased	(120)	(120)	(1,199)	—	—	(1,319)
Other common shares retired	(57)	(57)	(591)	—	—	(648)
Share-based compensation	—	—	5,268	—	—	5,268
Re-measurement of postretirement benefit plan, net of tax	—	—	—	—	1,435	1,435
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(1,779)	(1,779)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	5,105	5,105
Amortization of loss on derivatives, net of tax(1)	—	—	—	—	1,327	1,327
Currency translation adjustment	—	—	—	—	4,084	4,084

Balance, September 30, 2009	51,204	$51,204	$56,834	$43,066	$(54,782)	$96,322

(1)	Relates to interest rate locks executed in 2004 and 2002. See the caption “Note 8: Derivative financial instruments” in the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K.
     Accumulated other comprehensive loss was comprised of the following:

	September 30,	December 31,
(in thousands)	2009	2008

Postretirement and defined benefit pension plans:
Unrealized prior service credit	$21,079	$22,858
Unrealized net actuarial losses	(74,479)	(81,019)

Postretirement and defined benefit pension plans, net of tax	(53,400)	(58,161)
Loss on derivatives, net of tax	(6,171)	(7,498)
Currency translation adjustment	4,789	705

Accumulated other comprehensive loss	$(54,782)	$(64,954)

Note 15: Business segment information
     We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as a suite of business services, including web, fraud protection, payroll, logo design and business networking, to small businesses and home offices. These products and services are sold through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors, the internet and sales representatives. Financial Services sells personal and business checks, check-related products and services, customer loyalty and retention programs, fraud monitoring and protection services, and stored value gift cards to financial institutions primarily through a direct sales force. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and Europe.

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
     The following is our segment information as of and for the quarters ended September 30, 2009 and 2008:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2009	$193,874	$98,947	$39,476	$—	$332,297
	2008	212,933	103,771	46,010	—	362,714

Operating income:	2009	23,279	18,482	12,788	—	54,549
	2008	10,789	7,149	12,858	—	30,796

Depreciation and amortization expense:	2009	12,466	2,691	1,057	—	16,214
	2008	12,465	2,417	1,063	—	15,945

Asset impairment charges:	2009	—	—	—	—	—
	2008	9,687	—	—	—	9,687

Total assets:	2009	796,642	59,545	95,694	291,707	1,243,588
	2008	801,826	49,262	100,220	300,845	1,252,153

Capital asset purchases:	2009	—	—	—	11,269	11,269
	2008	—	—	—	6,747	6,747
     The following is our segment information as of and for the nine months ended September 30, 2009 and 2008:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2009	$579,095	$301,422	$123,370	$—	$1,003,887
	2008	632,379	327,766	143,638	—	1,103,783

Operating income:	2009	37,240	57,332	40,242	—	134,814
	2008	62,970	44,898	40,969	—	148,837

Depreciation and amortization expense:	2009	39,967	7,887	3,114	—	50,968
	2008	36,460	7,184	3,241	—	46,885

Asset impairment charges:	2009	24,900	—	—	—	24,900
	2008	9,687	—	—	—	9,687

Total assets:	2009	796,642	59,545	95,694	291,707	1,243,588
	2008	801,826	49,262	100,220	300,845	1,252,153

Capital asset purchases:	2009	—	—	—	35,006	35,006
	2008	—	—	—	21,945	21,945

Note 16: Market risks
     Due to failures and consolidations of companies within the financial services industry in 2008 and 2009, as well as the downturn in the broader U.S. economy, including the liquidity crisis in the credit markets, we have identified certain market risks which may affect our future operating performance.
     Economic conditions — As discussed in Note 5, during the quarter ended March 31, 2009, we completed impairment analyses of goodwill and our indefinite-lived trade name due to indicators of potential impairment, and we completed our annual impairment analyses during the quarter ended September 30, 2009. No impairment analyses were required during the quarter ended June 30, 2009, as there were no indicators of potential impairment during the quarter. As a result of the impairment analyses completed during the quarter ended March 31, 2009, we recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units, as well as an impairment charge of $4.9 million in our Small Business Services segment related to an indefinite-lived trade name. The impairment analysis completed during the quarter ended September 30, 2009 indicated that the calculated fair values of our reporting units exceeded their carrying values by amounts between $18 million and $308 million, or by amounts between 46% and 70% above their carrying values. The calculated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by $4.4 million based on the analysis completed during the quarter ended September 30, 2009. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our expected operating results, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of goodwill and the indefinite-lived trade name.
     Postretirement benefit plan — The plan assets of our postretirement benefit plan are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29.9 million increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributes to an expected increase in postretirement benefit expense of $2.4 million in 2009, as compared to 2008. If the equity and bond markets decline in future periods, the funded status of our plan could continue to be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable.
     Financial institution clients — Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if we were to lose a significant contract and/or we were unable to recover the value of an unamortized contract acquisition cost or accounts receivable. As of September 30, 2009, contract acquisition costs totalled $50.6 million, while liabilities for contract acquisition costs not paid as of September 30, 2009 were $18.9 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations. Additionally, if two of our financial institution clients were to consolidate, the increase in general negotiating leverage possessed by the consolidated entities could result in a new contract which is not as favorable to us as those historically negotiated with the clients individually. We may also lose significant business if one of our financial institution clients were taken over by a financial institution which is not one of our clients. In this situation, we may be able to collect a contract termination payment. Conversely, further bank consolidations could positively impact our results of operations if we were to obtain business from a non-client financial institution that merges with one of our clients. We may also generate non-recurring conversion revenue when obsolete checks have to be replaced after one financial institution merges with or acquires another. We presently do not have specific information that indicates that we should expect to generate significant income from conversions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
     Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.7% of our consolidated revenue for the first nine months of 2009. This segment has sold personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as a suite of business services, including web, fraud protection, payroll, logo design and business networking, to more than six million small businesses and home offices in the past five years. These products and services are sold through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors, the internet and sales representatives. Of the more than six million customers we have served in the past five years, nearly 3.5 million have ordered our products or services in the last 24 months. Our Financial Services segment generated 30.0% of our consolidated revenue for the first nine months of 2009. This segment sells personal and business checks, check-related products and services, customer loyalty and retention programs, fraud monitoring and protection services, and stored value gift cards to approximately 6,500 financial institution clients nationwide, including banks, credit unions and financial services companies, primarily through a direct sales force. Our Direct Checks segment generated 12.3% of our consolidated revenue for the first nine months of 2009. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and Europe.
     Our business continues to be negatively impacted by the effects of a severe downturn in the economy and by turmoil in the financial services industry. We have also experienced a reduction in demand for many of our products in Small Business Services as small business owners have reduced their discretionary spending. Additionally, check orders from several of our financial institution clients have been lower due to interruptions related to financial institution consolidations and consumer uncertainty related to the impact on their financial institutions of government bailouts and consolidations. At the same time, we have accelerated many of our cost reduction actions and have identified additional opportunities to improve our cost structure. In addition, we have continued to invest in our transformation with acquisitions that we expect to bring higher-growth business service offerings into our portfolio. We are focused on capitalizing on transformational opportunities available to us in this difficult environment and believe that we will be better positioned to consistently deliver strong margins once the economy recovers.
     Our net income for the first nine months of 2009, as compared to the first nine months of 2008, benefited from the following:
•	Various initiatives to reduce our cost structure, primarily within sales and marketing, information technology and manufacturing;
•	A decrease of $19.0 million in restructuring and related costs in 2009, as compared to 2008, related primarily to cost reduction initiatives implemented in the third quarter of 2008;
•	Pre-tax gains of $9.8 million from the retirement of long-term notes;
•	Increased sales of fraud protection services by Direct Checks and Small Business Services; and
•	Financial Services price increases implemented in the fourth quarter of 2008 and the third quarter of 2009, as well as Direct Checks price increases.
     These benefits were more than offset by the following:
•	Lower volume in Small Business Services due primarily to changes in our customers’ buying patterns, we believe, as a result of the economic recession;
•	Reduced volume for our personal check businesses due to the continuing decline in check usage and turmoil in the financial services industry, including a higher number of bank failures;
•	Asset impairment charges of $24.9 million within Small Business Services related to goodwill and an indefinite-lived trade name, as compared to asset impairment charges of $9.7 million in 2008 related to Small Business Services trade name assets;
•	An increase of approximately $13 million in performance-based compensation expense, given that our 2009 results of operations are expected to be within the range of performance metrics established for the year;
•	Increases in material prices and delivery rates; and
•	Transaction costs related to two business combinations completed in 2009, including direct costs of the transactions, as well as costs to migrate customers of the acquired companies onto our information technology platform.
Our Strategies
     Details concerning our strategies were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). There were no significant changes in our strategies during the first nine months of 2009.
     Consistent with our strategy to invest in higher growth business services, we purchased all of the common stock of Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings Inc. and a web hosting and internet services provider, in July 2009. This transaction brings to our customer base more than 80,000 small business subscribers of shared web hosting, hosted e-commerce stores, managed e-mail services, domain name registration and a variety of website management applications. Also during July 2009, we purchased substantially all of the assets of MerchEngines.com, a search engine marketing firm. MerchEngines.com provides ad agencies, traditional media companies, online publishers and local aggregators a hosted and fully managed search engine marketing solution. The results of operations of both companies are included in our Small Business Services segment from their acquisition dates. We paid $30.8 million for these companies, net of cash acquired, and we expect they will contribute approximately $7 million of revenue and nearly break-even earnings per share in 2009, including the impact of transaction-related costs.
Update on Cost Reduction Initiatives
     As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2008 Form 10-K, we are pursuing aggressive cost reduction and business simplification initiatives which we expected to collectively reduce our annual cost structure by at least $300 million, net of required investments, by the end of 2010. During the third quarter of 2009, we increased our estimate of expected cost reductions to $325 million by the end of 2010. The baseline for these anticipated savings is the estimated cost structure for 2006, which was reflected in the earnings guidance reported in our press release on July 27, 2006 regarding second quarter 2006 results. We are currently on track to realize approximately $105 million of the $325 million target in 2009. We estimate that we realized approximately $155 million of this target through the end of 2008, and we expect the remaining $65 million to be realized in 2010. To date, most of our savings are from sales and marketing, information technology and fulfillment, including manufacturing and supply chain.
Outlook for 2009
     We anticipate that consolidated revenue will be between $1.330 billion and $1.345 billion for 2009, as compared to $1.469 billion for 2008. In Small Business Services, we expect mid to upper single digit percentage declines in revenue due to weak economic conditions which will be partially offset by contributions from our e-commerce investments and business services offerings, including recent acquisitions. In Financial Services, we expect check order declines of approximately eight percent for the last quarter of 2009, compared to 2008, given the turmoil in the financial services industry, including a higher number of bank failures, as well as increases in electronic payments. We expect the related revenue pressure in Financial Services to be partially offset by a price increase implemented in the third quarter of 2009, as well as a modest contribution from our loyalty, retention, and fraud monitoring and protection offers. In Direct Checks, we expect the revenue decline percentage in the fourth quarter of 2009 to be in the low double digits compared to the fourth quarter of 2008, driven by the decline in check usage and the weak economy, which is negatively impacting our ability to sell additional products.
     We expect that 2009 diluted earnings per share will be between $1.87 and $1.97, which includes an estimated $0.40 per share impact of impairment charges, restructuring and transaction-related costs and gains on debt repurchases, compared to $1.97 for 2008, which included a $0.50 per share impact of restructuring and related costs and asset impairment charges. We expect that continued progress with our cost reduction initiatives, the gain recognized on the retirement of long-term notes in 2009, as well as the impact of higher restructuring charges in 2008, will be partially offset by the revenue decline, increased performance-based employee compensation, the increased impairment charges in 2009, as well as increases in materials and delivery costs and employee and retiree medical expenses. Our outlook also reflects a merit wage freeze in 2009 which avoids an approximate $8 million increase in our expense structure, based on the normal level of wage increases. We estimate that our annual effective tax rate for 2009 will be approximately 35.5%, compared to 33.9% in 2008.
     We anticipate that net cash provided by operating activities of continuing operations will be between $190 million and $200 million in 2009, compared to $198 million in 2008. We anticipate that lower earnings and increased restructuring payments will be offset by lower performance-based compensation payments in 2009, associated with our 2008 performance, as well as lower income tax payments. We estimate that capital spending will be approximately $45 million in 2009 as we continue to expand our use of digital printing technology, further advance our flat check packaging process and invest in manufacturing and information technology productivity and revenue growth initiatives.
     We believe our committed line of credit, which expires in July 2010, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small acquisitions, required debt service and dividend payments, for the next 12 months. We anticipate that we may replace our existing committed line of credit within the next three to six months. With no long-term debt maturities until 2012, we are focused on a disciplined approach to capital deployment that balances the need to continue investing in initiatives to drive revenue growth, including small acquisitions, with our focus on reducing debt. Although we have periodically repurchased shares in the recent past, our focus in 2009 has been to reduce our debt. During the first nine months of 2009, we retired $31.2 million of long-term notes and we re-paid $14.7 million borrowed under our committed line of credit. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change.
BUSINESS CHALLENGES/MARKET RISKS
     Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2008 Form 10-K. There were no significant changes in these items, with the exception of the impairment charges recorded during the first quarter of 2009 in conjunction with our impairment analyses of goodwill and our indefinite-lived trade name. As a result of the impairment analyses completed during the first quarter of 2009, we recorded impairment charges in our Small Business Services segment of $20.0 million related to goodwill and $4.9 million related to an indefinite-lived trade name. We completed our annual impairment analyses during the third quarter of 2009, which indicated no further impairment of goodwill or our indefinite-lived trade name. The annual goodwill impairment analysis indicated that the calculated fair values of our reporting units exceeded their carrying values by amounts between $18 million and $308 million, or by amounts between 46% and 70% above their carrying values. The calculated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by $4.4 million based on the annual impairment analysis completed during the third quarter of 2009. Due to the ongoing uncertainty in economic conditions, which may continue to negatively impact our expected operating results, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of these assets.
     The credit agreement governing our committed line of credit requires us to maintain a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Although significant unforeseen impairment charges in the future could impact our ability to comply with this debt covenant, we were in compliance with this debt covenant as of September 30, 2009, and we expect to remain in compliance with this debt covenant throughout the remaining term of our line of credit.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2009	2008	Change	2009	2008	Change

Revenue	$332,297	$362,714	(8.4%)	$1,003,887	$1,103,783	(9.1%)

Orders	14,691	15,897	(7.6%)	44,819	47,428	(5.5%)
Revenue per order	$22.62	$22.82	(0.9%)	$22.40	$23.27	(3.7%)
     The decrease in revenue for the third quarter and first nine months of 2009, as compared to the same periods in 2008, was due to lower order volume in each of our segments. Partially offsetting the volume declines were sales of products and services by businesses we acquired in 2008 and 2009, as well as higher revenue per order for Financial Services and Direct Checks, primarily due to price increases. Also, sales of fraud protection services increased within Small Business Services.
     The number of orders decreased for the third quarter and first nine months of 2009, as compared to the same periods in 2008, due primarily to general economic conditions which we believe affected our customers’ buying patterns, the continuing decline in check and forms usage, and turmoil in the financial services industry, including a higher number of bank failures. Partially offsetting these volume declines were sales of products and services by businesses we acquired in 2008 and 2009. The decline in orders, excluding the acquired businesses, was 10.9% in the third quarter of 2009, as compared to the third quarter of 2008, and 10.5% for the first nine months of 2009, as compared to the first nine months of 2008.
Consolidated Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change

Gross profit	$210,386	$212,624	(1.1%)	$625,752	$673,594	(7.1%)
Gross margin	63.3%	58.6%	4.7 pt.	62.3%	61.0%	1.3 pt.
     We evaluate gross margin when analyzing our consolidated results of operations as we believe it provides important insight into significant profit drivers. As more than 90% of our revenue at this time is generated by the sale of manufactured and purchased products, the measure of gross margin best demonstrates our manufacturing and distribution performance, as well as the impact of pricing on our profitability. Gross margin is not a complete measure of profitability, as it omits selling, general and administrative costs. However, it is a financial measure which is useful in evaluating our results of operations.
     Gross margin increased for the third quarter of 2009, as compared to the third quarter of 2008, due primarily to a decrease of $11.8 million in restructuring and related costs. Further information regarding our restructuring costs can be found under Restructuring Costs. The lower charges for restructuring and related costs in 2009 increased our gross margin for the third quarter of 2009 by 3.6 percentage points, as compared to the third quarter of 2008. Also contributing to the gross margin increase were manufacturing efficiencies and other benefits resulting from our cost reduction initiatives, as well as Financial Services and Direct Checks price increases. Partially offsetting these increases were higher performance-based compensation expense related to 2009 performance and higher material prices and delivery rates.
     Gross margin increased for the first nine months of 2009, as compared to the first nine months of 2008, for the same reasons as discussed for the quarter. Restructuring and related costs decreased $8.0 million for the first nine months of 2009, resulting in a 0.8 percentage point increase in gross margin, as compared to the first nine months of 2008.
Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change
| | | | | |
SG&A expense	$153,999	$163,134	(5.6%)	$464,085	$505,042	(8.1%)
SG&A as a percentage of revenue	46.3%	45.0%	1.3 pt.	46.2%	45.8%	0.4 pt.
     The decrease in SG&A expense for the third quarter and first nine months of 2009, as compared to the same periods in 2008, was due primarily to various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology. Partially offsetting these decreases were expenses from the businesses we acquired, as well as increased performance-based compensation expense related to 2009 performance and higher medical costs.
Asset Impairment Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change

Asset impairment charges	$—	$9,687	$(9,687)	$24,900	$9,687	$15,213
     As of March 31, 2009, we completed impairment analyses of goodwill and an indefinite-lived trade name due to declines in our stock price during the first quarter of 2009 coupled with the continuing impact of the economic downturn on our expected operating results. As a result of these analyses, we recorded non-cash asset impairment charges in our Small Business Services segment of $20.0 million related to goodwill and $4.9 million related to the indefinite-lived trade name. During the third quarter of 2008, we recorded impairment charges of $9.7 million related to trade names in Small Business Services resulting primarily from the effects of the economic downturn on our expected revenues and the broader effects of U.S. market conditions on the fair value of the assets. See Business Challenges/Market Risks for a related discussion of market risks. Further information regarding the impairment analyses can be found under the caption “Note 5: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Gain on Early Debt Extinguishment

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change

Gain on early debt extinguishment	$—	$—	$—	$9,834	$—	$9,834
     During the first quarter of 2009, we retired $31.2 million of long-term notes at an average 32% discount, realizing a pre-tax gain of $9.8 million. We may retire additional debt during 2009, depending on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

Interest Expense

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Interest expense	$11,495	$12,740	(9.8%)		$35,542	$37,873	(6.2%)
Weighted-average debt outstanding	823,866	880,771	(6.5%)		827,740	855,316	(3.2%)
Weighted-average interest rate	5.16%	5.36%	(0.20	) pt.	5.21%	5.46%	(0.25	) pt.
     The decrease in interest expense for the third quarter and first nine months of 2009, as compared to the same periods in 2008, was due to our lower weighted-average interest rate in 2009, as well as our lower average debt level. Due to the early retirement of long-term notes during the first quarter of 2009, we were required to accelerate the recognition of a portion of a derivative loss. This resulted in additional interest expense of $0.5 million for the first nine months of 2009.
Income Tax Provision

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Income tax provision	$14,669	$4,189	250.2%		$41,004	$36,785	11.5%
Effective tax rate	33.9%	22.9%	11.0	pt.	37.3%	32.8%	4.5	pt.
     The increase in our effective tax rate for the third quarter of 2009, as compared to the third quarter of 2008, was largely due to the impact of restructuring costs and asset impairment charges on the calculation of our annual effective tax rate in 2008, as well as a larger favorable impact of discrete items in 2008 related primarily to receivables for prior year tax returns.
     The increase in our effective tax rate for the first nine months of 2009, as compared to the first nine months of 2008, was due primarily to the combined effects of the third quarter 2008 factors described above and the impact of the asset impairment charges in 2009, a portion of which was non-deductible.
RESTRUCTURING COSTS
     During the nine months ended September 30, 2009, we recorded net restructuring charges of $4.6 million. This amount included expenses related to our restructuring activities, including items such as equipment moves, training and travel, as well as net restructuring accruals of $1.0 million. The net restructuring accruals included charges of $3.2 million related to employee reductions in various functional areas as we continue our cost reduction initiatives, as well as operating lease obligations on two manufacturing facilities closed during the first quarter of 2009. These charges were reduced by the reversal of $2.2 million of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges of $2.7 million within cost of goods sold and net restructuring charges within other operating expenses of $1.9 million in the consolidated statement of income for the nine months ended September 30, 2009. In addition to the amounts reflected in the net restructuring charges captions in the consolidated statement of income, we incurred approximately $2.4 million of other restructuring-related costs, such as labor redundancies occurring during the closing of facilities, during the nine months ended September 30, 2009.
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
     One customer call center was closed during the third quarter of 2008 and one manufacturing facility was closed in December 2008. Four manufacturing facilities and a customer call center were closed during the first nine months of 2009 and one manufacturing facility was closed early in the fourth quarter of 2009. The majority of the employee reductions are expected to be completed by the third quarter of 2010. As such, we expect most of the related severance payments to be fully paid by the first quarter of 2011, utilizing cash from operations. The remaining payments due under the operating lease obligations will be paid through January 2012.

     As a result of the employee reductions and facility closings reflected in our restructuring charges, we expect to realize cost savings of approximately $7 million in cost of goods sold and $24 million in SG&A expense in 2009 relative to 2008. In 2010, we expect to realize cost savings of approximately $12 million in cost of goods sold and $6 million in SG&A expense relative to 2009. Expense reductions consist primarily of labor and facility costs and are a component of the $325 million cost reduction initiatives discussed under Executive Overview.
     Further information regarding our restructuring charges can be found under the caption “Note 9: Restructuring charges” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
SEGMENT RESULTS
     Additional financial information regarding our business segments appears under the caption “Note 15: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Small Business Services
     This segment sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as a suite of business services, including web, fraud protection, payroll, logo design and business networking, to small businesses and home offices. These products and services are sold through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors, the internet and sales representatives.

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Revenue	$193,874	$212,933	(9.0%)		$579,095	$632,379	(8.4%)
Operating income	23,279	10,789	115.8%		37,240	62,970	(40.9%)
Operating margin	12.0%	5.1%	6.9	pt.	6.4%	10.0%	(3.6	) pt.
     The decrease in revenue for the third quarter and first nine months of 2009, as compared to the same periods in 2008, was due primarily to general economic conditions which we believe affected our customers’ buying patterns, as well as the continuing decline in check and forms usage. In addition, there was an unfavorable exchange rate impact related to our Canadian operations of $0.8 million for the third quarter of 2009 and $5.9 million for the first nine months of 2009. Partially offsetting these decreases were sales of products and services by businesses acquired in 2008 and 2009, as well as growth in fraud protection services.
     The increase in operating income and operating margin for the third quarter of 2009, as compared to the third quarter of 2008, was due to the absence of asset impairment charges in the third quarter of 2009, compared to asset impairment charges of $9.7 million in 2008, $8.6 million less in restructuring and transaction-related costs in 2009, as well as continued progress on our cost reduction initiatives. These increases in operating income were partially offset by the revenue decline, increased performance-based compensation expense and higher material costs and delivery rates.
     The decrease in operating income and operating margin for the first nine months of 2009, as compared to the first nine months of 2008, was due to the revenue decline, an increase of $15.2 million in asset impairment charges in 2009, as well as higher performance-based compensation expense and higher material costs, delivery rates and medical costs. These decreases in operating income were partially offset by continued progress on our cost reduction initiatives and a $5.3 million decrease in restructuring and transaction-related costs in 2009, as compared to 2008. Further information regarding the asset impairment charges can be found under Consolidated Results of Operations and information regarding the restructuring costs can be found under Restructuring Costs.

Financial Services
     Financial Services sells personal and business checks, check-related products and services, customer loyalty and retention programs, fraud monitoring and protection services, and stored value gift cards to banks and other financial institutions primarily through a direct sales force. As part of our check programs, we also offer enhanced services such as customized reporting, file management and expedited account conversion support.

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Revenue	$98,947	$103,771	(4.6%)		$301,422	$327,766	(8.0%)
Operating income	18,482	7,149	158.5%		57,332	44,898	27.7%
Operating margin	18.7%	6.9%	11.8	pt.	19.0%	13.7%	5.3	pt.
     The decrease in revenue for the third quarter and first nine months of 2009, as compared to the same periods in 2008, was due primarily to a decrease in order volume resulting from the continuing decline in check usage and turmoil in the financial services industry, including a higher number of bank failures. Our experience indicates that the recent failures and consolidation of companies within the financial services industry has caused some larger financial institutions to lose customers. This reduces our order volume when those customers move their accounts to financial institutions that are not our clients or they reduce or delay their check purchases. Revenue per order increased in both periods compared to 2008, as price increases implemented in the third quarter of 2009 and the fourth quarter of 2008 more than offset the effects of continuing competitive pricing pressure.
     Operating income and operating margin increased for the third quarter of 2009, as compared to the third quarter of 2008, due to $10.0 million less in restructuring and related costs in 2009, the benefit of our various cost reduction initiatives and increased revenue per order, partially offset by the volume decline, higher performance-based compensation expense and higher material costs and delivery rates.
     Operating income and operating margin increased for the first nine months of 2009, as compared to the first nine months of 2008, due to the benefit of our various cost reduction initiatives, $9.6 million less in restructuring and related costs in 2009 and increased revenue per order. The increases in operating income and margin were partially offset by the volume decline, higher performance-based compensation expense and higher material costs, delivery rates and medical costs.
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

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2009	2008	Change		2009	2008	Change

Revenue	$39,476	$46,010	(14.2%)		$123,370	$143,638	(14.1%)
Operating income	12,788	12,858	(0.5%)		40,242	40,969	(1.8%)
Operating margin	32.4%	27.9%	4.5	pt.	32.6%	28.5%	4.1	pt.
     The decrease in revenue for the third quarter and first nine months of 2009, as compared to the same periods in 2008, was due to a reduction in orders stemming from the decline in check usage and our planned lower advertising levels, as well as the weak economy, which negatively impacted our ability to sell additional products. Partially offsetting the volume decline was higher revenue per order resulting from price increases and increased sales of fraud protection services.
     The decrease in operating income for the third quarter and first nine months of 2009, as compared to the same periods in 2008, was due primarily to the lower order volume, increased performance-based compensation expense and increased material costs and delivery rates, partially offset by our cost reduction initiatives and increased revenue per order. Operating margin increased for both periods, as compared to 2008, as the benefit of our cost reduction initiatives and increased revenue per order exceeded the revenue impact of the volume decline.

CASH FLOWS
     As of September 30, 2009, we held cash and cash equivalents of $14.1 million. The following table shows our cash flow activity for the nine months ended September 30, 2009 and 2008, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2009	2008	Change

Continuing operations:
Net cash provided by operating activities	$150,208	$145,204	$5,004
Net cash used by investing activities	(72,944)	(122,512)	49,568
Net cash used by financing activities	(79,666)	(25,844)	(53,822)
Effect of exchange rate change on cash	1,453	(605)	2,058

Net cash used by continuing operations	(949)	(3,757)	2,808

Net cash (used) provided by operating activities of discontinued operations	(470)	171	(641)
Net cash used by investing activities of discontinued operations	(30)	(16)	(14)

Net change in cash and cash equivalents	$(1,449)	$(3,602)	$2,153

     The $5.0 million increase in cash provided by operating activities for the first nine months of 2009, as compared to the first nine months of 2008, was due primarily to a $23.7 million decrease in 2009 in employee profit sharing and pension contributions related to our 2008 performance, as well as lower income tax payments and lower advertising spending. The impact of these items was partially offset by the timing of customer rebate payments as compared to 2008, a planned increase of $10.3 million in contract acquisition payments in 2009 and higher severance payments related to our cost reduction initiatives.
     Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2009	2008	Change

Income tax payments	$43,046	$54,168	$(11,122)
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	32,300	28,700	3,600
Interest payments	22,240	26,910	(4,670)
Contract acquisition payments	17,941	7,653	10,288
Severance payments	14,029	4,904	9,125
Employee profit sharing and pension contributions	11,430	35,126	(23,696)
     Net cash used by investing activities in the first nine months of 2009 was $49.6 million lower than the first nine months of 2008, primarily due to lower payments for acquisitions in 2009. During 2009, we paid $30.8 million to complete the acquisitions of Abacus America, Inc. and MerchEngines.com, while we paid $104.8 million to acquire Hostopia.com Inc., PartnerUp, Inc., Logo Design Mojo, Inc. and Yoffi Digital Press in 2008. Partially offsetting this decrease in cash used by investing activities were increased investments in capital assets related to e-commerce and cost reduction initiatives in all three of our segments, as well as proceeds of $4.2 million received from the sale of a closed facility in 2008.
     Net cash used by financing activities in the first nine months of 2009 was $53.8 million higher than the first nine months of 2008. This was due primarily to payments of $21.2 million to retire long-term notes and the net repayment of $14.7 million borrowed on our committed line of credit, compared to net borrowings of $42.5 million on our committed line of credit in 2008. Partially offsetting these increases in the use of cash were fewer shares repurchased in 2009.

     Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2009	2008	Change

Net proceeds from short-term debt	$—	$42,540	$(42,540)
Proceeds from sale of facility	—	4,181	(4,181)
     Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2009	2008	Change

Cash dividends paid to shareholders	$38,452	$38,603	$(151)
Purchases of capital assets	35,006	21,945	13,061
Payments for acquisitions, net of cash acquired	30,825	104,846	(74,021)
Payments on long-term debt	22,627	1,299	21,328
Net payments on short-term debt	14,700	—	14,700
Purchases of marketable securities	4,575	—	4,575
Payments for common shares repurchased	1,319	21,847	(20,528)
     We anticipate that net cash provided by operating activities of continuing operations will be between $190 million and $200 million in 2009, compared to $198 million in 2008. We expect that lower earnings and increased restructuring-related payments will be offset by lower performance-based compensation payments in 2009 associated with our 2008 performance, as well as working capital improvements. We anticipate that cash generated by operating activities in 2009 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $45 million, the two acquisitions totaling approximately $30 million discussed under Executive Overview, debt reduction, and possibly additional small acquisitions. We intend to focus our capital spending on expanding our use of digital printing technology, further advancing our flat check packaging process and investing in manufacturing and information technology productivity and revenue growth initiatives. We have no maturities of long-term debt until 2012. As of September 30, 2009, we had $201.6 million available for borrowing under our committed line of credit. We believe our committed line of credit, which expires in July 2010, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small acquisitions, required debt service and dividend payments, for the next 12 months. We anticipate replacing our existing committed line of credit within the next three to six months.
CAPITAL RESOURCES
     Our total debt was $807.3 million as of September 30, 2009, a decrease of $46.0 million from December 31, 2008. During the first quarter of 2009, we retired $31.2 million of long-term notes, realizing a pre-tax gain of $9.8 million. Our capital structure for each period was as follows:

	September 30, 2009		December 31, 2008
		Weighted-		Weighted-
		average		average
		interest		interest
(in thousands)	Amount	rate	Amount	rate	Change

Long-term debt	$743,989	5.2%	$773,896	5.7%	$(29,907)
Amounts drawn on line of credit	63,300	0.7%	78,000	0.9%	(14,700)
Capital lease	—	—	1,440	10.4%	(1,440)

Total debt	807,289	4.9%	853,336	5.2%	(46,047)
Shareholders’ equity	96,322		53,066		43,256

Total capital	$903,611		$906,402		$(2,791)

     During September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a large portion of our notes due in 2012. The carrying amount of long-term debt increased $1.0 million as of September 30, 2009 due to the change in fair value of hedged long-term debt. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 4: Derivatives” and “Note 12: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remained available for purchase under this authorization as of September 30, 2009. We did not repurchase any shares during the third quarter of 2009. We repurchased 0.1 million shares for $1.3 million during the first nine months of 2009. Further information regarding changes in shareholders’ equity appears under the caption “Note 14: Shareholders’ equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.
     As necessary, we utilize our committed line of credit to meet our working capital requirements. As of September 30, 2009, we had a $275.0 million committed line of credit. The credit agreement governing our committed line of credit contains customary covenants regarding limits on levels of subsidiary indebtedness and requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Although significant unforeseen asset impairment charges in the future could impact our ability to comply with this debt covenant, we were in compliance with all debt covenants as of September 30, 2009, and we expect to remain in compliance with our debt covenants throughout the remaining term of our line of credit. See Business Challenges/Market Risks for further information regarding asset impairments.
     As of September 30, 2009, amounts were available for borrowing under our committed line of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee

Five year line of credit	$275,000	July 2010	0.175%
Amounts drawn on line of credit	(63,300)
Outstanding letters of credit	(10,125)

Net available for borrowing as of September 30, 2009	$201,575

CONTRACT ACQUISITION COSTS
     Other non-current assets include contract acquisition costs within our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $17.9 million for the first nine months of 2009 and $7.7 million for the first nine months of 2008. We anticipate cash payments of approximately $20 million in 2009. Changes in contract acquisition costs during the first nine months of 2009 and 2008 were as follows:

	Nine Months Ended September 30,
(in thousands)	2009	2008

Balance, beginning of year	$37,706	$55,516
Additions(1)	31,380	5,553
Amortization	(18,523)	(19,573)

Balance, end of period	$50,563	$41,496

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $17,941 for the nine months ended September 30, 2009 and $7,653 for the nine months ended September 30, 2008.

     The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments increased in the mid-2000s, and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. These costs impact the timing of cash flows. An up-front cash payment is made rather than providing higher product discount levels throughout the term of the contract. Contract acquisition costs of $50.6 million as of September 30, 2009 increased $12.9 million from December 31, 2008, primarily due to planned contract renewals executed during the year. Information regarding the recoverability of contract acquisition costs appears under the caption “Note 16: Market risks” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $12.9 million as of September 30, 2009 and $4.3 million as of December 31, 2008. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $6.0 million as of September 30, 2009 and $1.2 million as of December 31, 2008.
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
     A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2008 Form 10-K. There were no significant changes in these obligations during the first nine months of 2009.
RELATED PARTY TRANSACTIONS
     We have not entered into any material related party transactions during the nine months ended September 30, 2009 or during 2008.
CRITICAL ACCOUNTING POLICIES
     A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2008 Form 10-K. There were no changes in these policies during the first nine months of 2009. The following discussion outlines significant estimates and assumptions made by management during the first nine months of 2009 regarding the application of our critical accounting policies.

     During the first quarter of 2009, we completed impairment analyses of goodwill and our indefinite-lived trade name due to continued declines in our stock price, as well as a continuing negative impact of the economic downturn on our expected operating results. No such impairment analyses were required during the second quarter of 2009, as there were no indicators of potential impairment during the quarter. Although there was a decline in our revenue and operating income compared to the prior period, this is consistent with our operating plan and not indicative of impairment. We completed our annual impairment analyses during the third quarter of 2009.
     The estimate of fair value for the indefinite-lived trade name is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss is recognized. During the first quarter of 2009, we recorded an impairment charge of $4.9 million in our Small Business Services segment related to our indefinite-lived trade name. Our annual impairment analysis completed during the third quarter of 2009 indicated that the estimated fair value of our indefinite-lived trade name was $23.5 million, compared to its carrying value of $19.1 million. In this analysis, we assumed a discount rate of 13.3% and a royalty rate of 2%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by $1.1 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by $5.9 million.
     During the first quarter of 2009, we recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units. The annual impairment analysis completed during the third quarter of 2009 indicated that the calculated fair values of our reporting units exceeded their carrying values by amounts between $18 million and $308 million, or by amounts between 46% and 70% above their carrying values.
     Further information regarding these analyses can be found under the caption “Note 5: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our expected operating results, we will continue to monitor whether additional impairment analyses are required with respect to the carrying values of goodwill and the indefinite-lived trade name.
NEW ACCOUNTING PRONOUNCEMENTS
     Information regarding the accounting pronouncement adopted during the first nine months of 2009 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     In December 2008, the Financial Accounting Standards Board issued authoritative guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Any additional disclosures required under the new guidance will be included in our annual report on Form 10-K for the year ending December 31, 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first nine months of 2009, we used our committed line of credit to fund working capital and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2009, our total debt was comprised of the following:

			Weighted-
			average
	Carrying	Fair	interest
(in thousands)	amount	value(1)	rate

Long-term notes maturing December 2012	$280,784	$256,484	3.75%
Long-term notes maturing October 2014	263,205	237,150	5.13%
Long-term notes maturing June 2015	200,000	199,820	7.38%
Amounts drawn on line of credit	63,300	63,300	0.69%

Total debt	$807,289	$756,754	4.86%

(1)	Based on quoted market prices for identical liabilities when traded as assets as of September 30, 2009.
     We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.
     In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a large portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense on the consolidated statements of income. When the changes in fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), differences in the changes in fair value affect the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not material for the quarter ended September 30, 2009. The fair value of the interest rate swaps as of September 30, 2009 was $1.1 million and is included in other non-current assets on the consolidated balance sheet. Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $0.6 million change in interest expense for the first nine months of 2009.
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
     (b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     In accordance with Financial Accounting Standards Board Accounting Standards Codification 450-20-25-2, we record provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. Recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity.
Item 1A. Risk Factors.
     Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). There have been no significant changes to these risk factors since we filed the 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2009, we withheld 764 shares in conjunction with the vesting and exercise of equity-based awards.
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

DELUXE CORPORATION (Registrant)
Date: October 29, 2009	/s/ Lee Schram
Lee Schram
Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2009	/s/ Richard S. Greene
Richard S. Greene
Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2009	/s/ Terry D. Peterson
Terry D. Peterson
Vice President, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002