Form 10-K
period 2009-12-31
DELUXE CORP
filed 2010-02-19
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
     ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant is $649,454,574 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on June 30, 2009. The number of outstanding shares of the registrant’s common stock as of February 9, 2010, was 51,239,985.
Documents Incorporated by Reference:
1.	Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

DELUXE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business.
     Deluxe Corporation was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988 our company was named Deluxe Check Printers, Incorporated. Our principal corporate offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966. Our main telephone number is (651) 483-7111.
COMPANY OVERVIEW
     Through our industry-leading businesses and brands, we help small businesses and financial institutions better operate, protect and grow their businesses. We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use direct marketing, a North American sales force, financial institution referrals, independent distributors and dealers, and the internet to provide our customers a wide range of customized products and services: personalized printed items (checks, forms, business cards, stationery, greeting cards and labels), promotional products and merchandising materials. We also offer a growing suite of business services, including logo design, payroll, web design and hosting, business networking, search engine marketing and other web services. In the financial services industry, we sell business and personal checks, customer loyalty and retention programs, fraud monitoring and protection services, and stored value gift cards. We also sell personalized checks, accessories and other services directly to consumers. Our vision is to be the best at helping small businesses and financial institutions grow.
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
Small Business Services
     Small Business Services operates under various brands including Deluxe, NEBS®, Safeguard®, McBee®, Stephen·Fossler, Johnson Group, Hostopia®, PartnerUp®, Logo Mojo®, and from our recent acquisitions, Aplus.netSM and MerchEngines.comSM. This is our largest segment in terms of revenue and we are concentrating on profitably growing this segment. Small Business Services strives to be a leading supplier to small businesses by providing personalized products and services that help them operate, protect and grow their businesses. This segment has sold personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to approximately 3.6 million active small business customers in the United States, Canada and Europe in the last 24 months. Printed forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. We also produce computer forms compatible with accounting software packages commonly used by small businesses. Our stationery, letterhead, envelopes and business cards are produced in a variety of formats and ink colors.
     The majority of Small Business Services products are distributed through more than one channel. Our primary channels are direct mail, in which promotional advertising is delivered by mail to small businesses, referrals from financial institution and telecommunications companies and internet marketing. These efforts are supplemented by the account development efforts of an outbound telemarketing group. We also sell through websites, Safeguard distributors and a network of independent local dealers. We have been shifting a portion of our advertising efforts to the internet as our customers are increasingly using the internet to procure products and services. Customer service for initial order support, product reorders and routine service is provided by a network of call center representatives located throughout the United States and Canada.

     Our focus within Small Business Services is to grow revenue and increase operating margin by continuing to implement the following strategies:
•	Acquire new customers by leveraging customer referrals that we receive from our Financial Services’ financial institution clients and Hostopia’s telecommunications clients, as well as from other marketing initiatives such as e-commerce and direct mail;

•	Increase our share of the amount small businesses spend on the products and services in our portfolio through improved segmentation;

•	Expand sales of higher growth business services, including web design, hosting and other web services, fraud protection, payroll, logo design, search engine marketing and business networking, as well as areas such as full color, web-to-print and imaging; and

•	Continue to optimize our cost and expense structure.
     We are continuing to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of printed products, but also a provider of higher growth business services. These key enablers include continuing to improve our e-commerce capabilities, implementing an integrated platform for our various brands, improving our customer analytics, focusing on key customer segments and improving our merchandising. We have refreshed our existing product offerings and have improved some of our newer service offerings, which we believe creates a more valuable suite of products and services. We have also identified opportunities to expand sales to our existing customers and to acquire new customers. Our improved e-commerce platform, www.Deluxe.com/ShopDeluxe, increases our opportunities to market and sell on-line. Also important to our growth are the small business customer referrals we receive through our Deluxe Business Advantage® program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us more deeply serve customer segments such as contractors, retailers and professional services firms.
     We have acquired companies which allow us to expand our business services offerings, including web design, hosting and other web services, logo design, search engine marketing and business networking. We expect these higher growth business services will represent an increasing portion of our revenue. In August 2008, we acquired Hostopia.com Inc. (Hostopia), a provider of web services that enable small businesses to establish and maintain an internet presence. Hostopia also provides email marketing, fax-to-email, mobility synchronization and other services. It provides a unified, scaleable, web-enabled platform that better positions us to obtain orders for a wider variety of products, including checks, forms, business cards and full-color, digital and web-to-print offerings, as well as imaging and other printed products. Hostopia operates primarily in the United States, Canada and Europe. Also during 2008, we acquired the assets of PartnerUp, Inc. (PartnerUp), Logo Design Mojo, Inc. (Logo Mojo) and Yoffi Digital Press (Yoffi). PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with resources and contacts to build their businesses. Logo Mojo is a Canadian-based online logo design firm and Yoffi is a commercial digital printer specializing in custom marketing material. During 2009, we acquired Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings Inc., to expand our web services customer base. We also acquired MerchEngines.com which added new search engine marketing capabilities.
     As in our other two business segments, we continue our efforts within Small Business Services to simplify processes, eliminate complexity and lower costs. During 2009, we closed two customer call centers located in Thorofare, New Jersey and Santa Fe Springs, California, and we announced plans to close our Colorado Springs, Colorado customer call center during the first quarter of 2010.
Financial Services
     Financial Services sells personal and business checks, check-related products and services, customer loyalty and retention programs, fraud monitoring and protection services, and stored value gift cards to banks and other financial institutions primarily through a direct sales force. As part of our check programs, we also offer enhanced services such as customized reporting, file management and expedited account conversion support. Our relationships with financial institutions are generally formalized through supply contracts which usually range in duration from four to six years. We serve approximately 6,400 financial institutions in the United States. Consumers and small businesses typically submit their check order to their financial institution, which then forwards the order to us. We process the order and ship it directly to the consumer or small business. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed or cause-related designs we offer, including Disney®, Warner Brothers®, Garfield®, Harley-Davidson®, NASCAR®, PGA TOUR, Thomas Kinkade®, Susan G. Komen Breast Cancer Foundation and National Arbor Day Foundation®.

     Our strategies within Financial Services are as follows:
•	Optimize core check revenue streams and acquire new clients;

•	Provide services and products that differentiate us from the competition by helping financial institutions grow core deposits; and

•	Continue to optimize our cost and expense structure.
     We will continue our focus on acquiring new clients during 2010. We are also leveraging our loyalty, retention and fraud monitoring and protection offers, as well as our Deluxe Business Advantage program. The Deluxe Business Advantage program is designed to maximize financial institution business check programs by offering the products and services of our Small Business Services segment to small businesses through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.
     In our efforts to expand beyond check-related products, we have introduced several services and products that focus on customer loyalty and retention, as well as fraud monitoring and protection. Following are some examples:
•	Deluxe ID TheftBlock® – a set of fraud monitoring and recovery services that provides assistance to consumers in detecting and recovering from identity theft.

•	Welcome HomeSM Tool Kit – a start–to–finish package for financial institution branch offices that captures best practices for securing lasting loyalty among customers by focusing on the first 90 days of the relationship.

•	Deluxe CallingSM – an outbound calling program aimed at helping financial institutions generate new organic revenue growth and reduce attrition.

•	REALCheckingTM program – a system of deposit products, including reward checking programs, that drives non-interest income, attracts new account holders and increases retention for community financial institutions. We offer this suite of products to our clients through a partnership with BancVue, Ltd. which began in early 2010.

•	Marketing solutions – a variety of strategic and tactical marketing solutions which help financial institutions acquire new customers, deepen existing customer relationships and retain customers.
     We expect providing products and services that differentiate us from the competition will help partially offset the impacts of the decline in check usage and the pricing pressures we are experiencing in our check programs. As such, we are also focused on accelerating the pace at which we introduce new products and services.
     In addition to our other value-added services, we continue to offer our Knowledge ExchangeTM Series for financial institution clients through which we host knowledge exchange expos, conduct web seminars, host special industry conference calls and offer specialized publications. Through this program, financial institutions gain knowledge and exposure to thought leaders in areas that most impact their core strategies: client loyalty, small business and retail client strategy, cost management, customer experience and brand enhancement. Our Collaborative initiative, a key component of the Knowledge Exchange Series, enlists a team of leading financial institution executives who meet with us over a one-year timeframe to develop and test specific and focused solutions on behalf of the financial services industry. These findings and new strategies or services are then disseminated for the benefit of all our clients. During 2009, the Collaborative focused on how to effectively sell multiple products and services to baby boomers and millennials during a time of consumer distrust. Our 2008 Collaborative focused on creating customer loyalty through human interaction, a simple yet powerful brand building strategy for financial institutions.
Direct Checks
     Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We estimate the direct-to-consumer personal check printing portion of the payments industry accounts for approximately 13% of all personal checks sold in the United States.
     We use a variety of direct marketing techniques to acquire new customers, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites, which include: www.checksunlimited.com, www.designerchecks.com and www.checks.com. Our direct-to-consumer focus has resulted in a total customer base of approximately 45.3 million customers, the most in the domestic direct-to-consumer checks marketplace.
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
     Our strategies within Direct Checks are as follows:
•	Optimize cash flow;

•	Maximize the lifetime value of customers by selling new features, accessories and products; and

•	Continue to optimize our cost and expense structure.
     We intend to optimize the cash flow generated by this segment by continuing to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment. We will continue to actively market our products and services through targeted advertising. We have been and will continue to focus a greater portion of our advertising investment on e-commerce. Additionally, we continue to explore avenues to increase sales to existing customers. For example, we have had success with the EZShieldTM product, a check protection service that provides reimbursement to consumers for losses resulting from forged signatures or endorsements and altered checks.
PRODUCTS AND SERVICES
     Revenue, by product, as a percentage of consolidated revenue for the last three years was as follows:

	2009	2008	2007

Checks	63.4%	64.6%	65.0%
Other printed products, including forms	21.8%	22.4%	23.6%
Services, primarily business	6.8%	3.9%	1.9%
Accessories and promotional products	6.6%	7.5%	7.4%
Packaging supplies and other	1.4%	1.6%	2.1%

Total revenue	100.0%	100.0%	100.0%

     We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. We provide check printing and related products and services to approximately 6,400 financial institution clients, as well as to consumers. We also offer personalized checks, business forms, related accessories and other services, including fraud prevention, web hosting, payroll and logo design, directly to millions of small businesses. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represent 47.5%, 49.4% and 49.8% of Small Business Services total revenue in 2009, 2008 and 2007, respectively.
     We have provided products and services to approximately 3.6 million small business customers over the past 24 months. We are a leading provider of printed forms to small businesses. Printed forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. We produce computer forms compatible with accounting software packages commonly used by small businesses. Our stationery, letterhead, envelopes and business cards are produced in a variety of formats and ink colors. These items are designed to provide small business owners with the customized documents necessary to efficiently manage their business. We also provide promotional printed items and digital printing services designed to fulfill selling and marketing needs of the small businesses we serve. We have expanded our business services offerings, which include web design, hosting and other web services, fraud protection, payroll, logo design, search engine marketing and business networking.

MANUFACTURING
     We continue to focus on improving the customer experience by providing excellent service and quality, reducing costs and increasing productivity. We accomplish this by embedding lean operating principles in all processes while emphasizing a culture of continuous improvement. Under this approach, employees work together to produce products, rather than working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, the results are improved productivity and lower costs.
     We have demonstrated our commitment to innovative solutions by implementing a flat check delivery package, for which we have a patent pending, to mitigate the effect of postal rate increases. During 2009, we began fully automating our flat check packaging process, and we expect to finish automating this process at all locations in the first half of 2010. We also continue to sponsor “sustainability” initiatives which encompass environmentally friendly practices. We have aligned with suppliers that promote sustainable business practices and we continually seek opportunities to eliminate wasted material, reduce cycle times and use more environmentally friendly materials. Over 90% of our check and form paper is purchased from Forest Stewardship Council certified supplier mills, our vinyl checkbook covers are produced utilizing a minimum of 85% post-industrial recycled material and we use environmentally friendly janitorial supplies. Our sustainability initiatives have also benefited our results of operations over the past several years as we focused on reducing our consumption of water, power and natural gas and improved our transportation efficiency.
     The expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of production facilities while still meeting client requirements. During 2009, we closed seven manufacturing facilities located in Mississauga, Ontario; North Wales, Pennsylvania; Thorofare, New Jersey; Greensboro, North Carolina; Colorado Springs, Colorado; New Albany, Indiana; and Rockford, Illinois. The operations and assets of these facilities were relocated to other locations. Aside from our plant consolidations, we continue to seek other innovations to further increase efficiencies and reduce costs. In 2009, this included expanding our use of digital printing processes, which will continue in 2010.
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
INDUSTRY OVERVIEW
Checks
     According to a Federal Reserve study released in December 2007, approximately 33 billion checks are written annually. This includes checks which are converted to automated clearing house (ACH) payments. Checks remain the largest single non-cash payment method in the United States, accounting for approximately 35% of all non-cash payment transactions. This is a reduction from the Federal Reserve Study released in December 2004 when checks accounted for approximately 45% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately four percent per year between 2003 and 2006. According to our estimates, the decline was greater in 2009 and 2008, we believe, due to the economic recession and instability in the financial services industry. The total transaction volume of all electronic payment methods exceeds check payments, and we expect this to continue. We believe check usage tends to be fairly resilient to downturns in the economy. However, recent turmoil in the financial services industry has had a negative impact on our check volumes as some banks have experienced higher than normal customer attrition. Further, we believe fewer small business start-ups and an increased number of small business failures negatively impacted our check volumes in 2009, although the 2009 industry data is not yet available.
Small Business Customers
     The Small Business Administration’s Office of Advocacy defines a small business as an independent business having fewer than 500 employees. In 2008, the most recent period for which information is available, it was estimated that there were approximately 29.6 million small businesses in the United States. This represented approximately 99.7% of all employers. According to the same survey, small businesses employ just over half of all private sector employees and generated 64% of net new jobs created over the past 15 years. According to the Small Business and Tourism Branch of Industry Canada, there are just over one million small businesses in Canada with less than 500 employees.
     The small business market is impacted by general economic conditions and the rate of small business formations. The index of small business optimism published by the National Federation of Independent Business in December 2009 was up only slightly from the near-record low recorded in March 2009. According to estimates of the Small Business Administration’s Office of Advocacy, new small business formations were down moderately in 2008, the most recent period for which information is available, as compared to 2007. The economy had a negative impact on our 2009 results, primarily in Small Business Services, and we expect the economic environment will continue to be challenging in 2010.
     Our previous estimates indicated that the business check and forms portion of the markets serviced by Small Business Services was declining at a rate of four to six percent per year. We estimate that the decline was higher in 2009 due to the economic recession. Continual technological improvements provide small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications and electronic transaction systems have been designed to replace pre-printed business forms products.
     We seek to serve the needs of the small business customer. We design, produce and distribute business checks, forms, envelopes, retail packaging and related products. We also offer business services such as web design, hosting and other web services, fraud protection, payroll, logo design, search engine marketing and business networking, all of which are offered to help our small business customers operate, protect and grow their businesses.
Financial Institution Clients
     Checks are most commonly ordered through financial institutions. We estimate approximately 87% of all consumer checks are ordered in this manner. Financial institutions include banks, credit unions and other financial services companies. Several developments related to financial institutions have affected the check printing portion of the payments industry:
•	Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. This has put significant pricing pressure on check printers in the past several years.

•	Continued turmoil in the financial services industry, including bank failures and consolidations, has negatively impacted order volumes.

•	When financial institutions consolidate through mergers and acquisitions, often the newly combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with one of the financial institutions, but also to gain the business of the other party in the merger/acquisition.

•	Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, the length of our contracts with financial institutions ranges from four to six years. However, contracts may be renegotiated or bought out mid-term due to a consolidation of financial institutions.

•	Banks, especially larger ones, may request pre-paid product discounts in the form of cash incentives payable at the beginning of a contract. These contract acquisition payments negatively impact check producers’ cash flows in the short-term.

•	In most situations, contracts require a contract termination payment by a financial institution if it cancels its contract.
     The continued turmoil in the financial services industry has led to increases in bank failures and consolidations. To the extent any financial institution failures and consolidations impact large portions of our customer base, this could have a significant impact on our financial institution check programs.
Consumer Direct Mail Response Rates
     Direct Checks and portions of Small Business Services have, at times, been impacted by reduced consumer response rates to direct mail advertisements. Our own experience indicates that declines in our customer response rates may be attributable to the decline in check usage, the gradual obsolescence of standardized forms products and a general decline in direct marketing response rates due, in part, to increasing utilization of e-commerce by both consumers and small businesses.

We continually evaluate our marketing techniques in order to utilize the most effective and affordable advertising media and have recently shifted a greater portion of our advertising investment to the internet.
Competition
     The small business forms and supplies industry and the business services industry are all highly fragmented with many small local suppliers, large national retailers and internet-based service providers. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution clients, competitive prices, high quality and dependable service.
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
     In business services, the competitive factors include the breadth, quality and ease of use of web and other services, professional and technical support, price and the responsiveness of customer support.
     In the check printing portion of the payments industry, we face considerable competition from several other check printers, and we expect competition to remain intense as check usage continues to decline and financial institutions continue to consolidate. We also face competition from check printing software vendors and from internet-based sellers of checks and related products. Moreover, the check product must compete with alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, and electronic and other bill paying services.
     In the financial institution check printing business there are two large primary providers, one of which is Deluxe. The principal factors on which we compete are product and service breadth, price, quality and check merchandising program management. At times, competitors have reduced the prices of their products during the selection process in an attempt to gain greater volume. The corresponding pricing pressure placed on us has resulted in reduced profit margins. Pricing pressure will continue to impact our results of operations through lower pricing levels or client losses. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution have been a practice within the industry since the late 1990’s. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated significantly in recent years. These up-front payments negatively impact check printers’ cash flows in the short-term and may result in additional pricing pressure when the financial institution also negotiates greater product discount levels throughout the term of the contract. We make an effort to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract.
Seasonality
     General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products and services experience weak economic conditions that negatively impact revenue. We experience seasonal trends in selling some of our products. For example, holiday card sales and stored value gift cards typically are stronger in the fourth quarter of the year due to the holidays, sales of tax forms are stronger in the first and fourth quarters of the year, and check sales for our Direct Checks segment have historically been stronger in the first quarter of the year.
Raw Materials and Supplies
     The principal raw materials used in producing our main products are paper, plastics, ink, cartons and printing plate material, which we purchase from various sources. We also purchase some stock business forms produced by third parties. We believe that we will be able to obtain an adequate supply of materials from current or alternative suppliers.

Governmental Regulation
     We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act and other federal regulation and state law on the same subject. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers’ nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. The complexity of compliance with these regulations may also increase the cost of doing business.
     We are unable to predict whether more restrictive legislation or regulation will be adopted in the future. Any future legislation or regulation, or the interpretation of existing legislation or regulation, could have a negative impact on our business, results of operations and prospects. Laws and regulations relating to consumer privacy may be adopted in the future with respect to the internet, e-commerce or marketing practices. Such laws or regulations may impede the growth of the internet and/or the use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and increase the cost of obtaining new customers. We do not expect that changes in these laws and regulations will have a significant impact on our business in 2010.
Intellectual Property
     We rely on a combination of trademark and copyright laws, trade secret and patent protection and confidentiality and license agreements to protect our trademarks, software and other intellectual property. These measures afford only limited protection. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products or services which do not infringe on our intellectual property rights. In addition, check designs exclusively licensed from third parties account for a portion of our revenue. These license agreements generally average three years in duration. There can be no guarantee that such licenses will be available to us indefinitely or under terms that would allow us to continue to sell the licensed products profitably.
EMPLOYEES
     As of December 31, 2009, we employed 5,592 employees in the United States and 497 employees in Canada. None of our employees are represented by labor unions, and we consider our employee relations to be good.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
     Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

			Executive
Name	Age	Present Position	Officer Since
Anthony Scarfone	48	Senior Vice President, General Counsel and Secretary	2000
Terry Peterson	45	Senior Vice President, Chief Financial Officer	2005
Lynn Koldenhoven	43	Vice President, Sales and Marketing Direct-to-Consumer	2006
Lee Schram	48	Chief Executive Officer	2006
Pete Godich	45	Vice President, Fulfillment	2008
Julie Loosbrock	50	Senior Vice President, Human Resources	2008
Malcolm McRoberts	45	Senior Vice President, Chief Information Officer	2008
Tom Morefield	47	Senior Vice President, President of Financial Services	2008
Laura Radewald	49	Vice President, Enterprise Brand, Customer Experience and Media Relations	2008
Joanne McGowan	53	Segment Leader, Small Business Services	2009
     Anthony Scarfone joined us in September 2000 as senior vice president, general counsel and secretary.
     Terry Peterson was named senior vice president, chief financial officer in November 2009. Mr. Peterson served as chief accounting officer from March 2005 to October 2009. From October 2006 through October 2009, Mr. Peterson also served as vice president of investor relations. From May 2006 to September 2006, Mr. Peterson served as interim chief financial officer. Mr. Peterson joined us in September 2004 and served as director of internal audit until March 2005 when he was named chief accounting officer.
     Lynn Koldenhoven was named vice president, sales and marketing direct-to-consumer in October 2006. Prior to this, Ms. Koldenhoven held a variety of positions within Direct Checks, including: interim vice president from February 2006 to October 2006 and executive director of marketing from March 2004 to January 2006.
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
     Julie Loosbrock was named senior vice president, human resources in September 2008. Prior to this, Ms. Loosbrock held several leadership positions within human resources, most recently serving as vice president, human resources – strategic business partners from September 2003 to September 2008.
     Malcolm McRoberts joined us as senior vice president, chief information officer in May 2008. Prior to this, Mr. McRoberts held a variety of leadership positions at NCR, including vice president of operations for the retail, hospitality and self-service division from August 2004 to May 2008.
     Tom Morefield was named senior vice president, president of financial services in September 2008. Prior to this, Mr. Morefield served as vice president, sales and customer channels from November 2006 to September 2008 and vice president, sales and sales support from March 2004 to November 2006.

     Laura Radewald was named vice president, enterprise brand, customer experience and media relations in September 2008. Ms. Radewald joined us in October 2007 and served as vice president, enterprise brand until September 2008. From November 2005 to September 2007, Ms. Radewald operated her own marketing consulting practice. From November 2001 to November 2005, she served as vice president of marketing for Myriad Development, Inc., a software company that provides underwriting automation and intelligence solutions to the property and casualty, government and mortgage markets.
     Joanne McGowan was named segment leader of Small Business Services in March 2009. Ms. McGowan is not our employee, but serves Deluxe as a consultant and is an owner and partner of Aveus, a global strategy and operational change consulting firm. Ms. McGowan served as interim small business segment leader from October 2008 to March 2009. She came to Deluxe in May 2007, first assisting with strategy development and then serving as interim vice president of product until September 2008. Ms. McGowan has been with Aveus since January 2006. From January 1992 until December 2005, Ms. McGowan operated her own management consulting practice, focusing on strategic, marketing and channel issues.

Item 1A.	Risk Factors.
     Our business, consolidated results of operations, financial condition and cash flows could be adversely affected by various risks and uncertainties. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. Additional risks not presently known to us, or that we currently believe are immaterial, may also adversely affect our business, results of operations, financial condition and cash flows. You should carefully consider all of these risks and uncertainties before investing in our common stock.
     The following important factors could cause our actual results to differ materially from the statements we make from time to time regarding our future results, including, but not limited to, forecasts regarding estimated revenue, earnings per share or cash provided by operating activities. Any forecast regarding our future performance reflects various assumptions which are subject to significant uncertainties and, as a matter of course, may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors which are beyond our control. Consequently, no forward-looking statement can be guaranteed and the variation from such statements may be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated statements, and are encouraged to use the entire mix of historical and forward-looking information made available by us, and other information affecting us and our products and services, including the following factors.
     Weak economic conditions and turmoil in the financial services industry could continue to have an adverse effect on our operating results.
     Beginning in 2008, global financial markets experienced disruption, including, among other issues, volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of other investments. Governments took unprecedented actions intended to address the extreme market conditions. These economic developments adversely affected businesses like ours in a number of ways during 2009. The rate of small business formations, small business confidence, consumer spending and employment levels all have an impact on our businesses. Below average small business optimism and a decline in small business formations negatively impacted our results of operations in Small Business Services in 2009. Small businesses typically have more limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. During economic downturns, small businesses may choose to spend their limited funds on items other than our products and services. Consumer spending and employment levels also trended negatively during 2009, resulting in some negative impact in our personal check businesses. We cannot predict whether these negative economic trends will improve or worsen in the near future. A continued downturn in general economic conditions could result in additional declines in our revenue and profitability. In addition, our committed line of credit is scheduled to expire in July 2010. As we negotiate a replacement line of credit, the current unfavorable credit environment and our current credit profile will result in higher interest rates and/or terms which are not as favorable to us as our existing line of credit agreement.
     As a result of global economic conditions, a number of financial institutions sought additional capital, merged with other financial institutions and, in some cases, failed. This turmoil in the financial services industry affected and may continue to affect our results of operations in a number of ways. Our experience indicates that financial institution failures and consolidation of companies within the financial services industry have caused some larger financial institutions to lose customers. This reduces our order volume when those customers move their accounts to financial institutions that are not our clients or they reduce or delay their check purchases. The failure of one or more of our larger financial institution clients, or large portions of our customer base, could adversely affect our operating results. In addition to the possibility of losing a significant client, the inability to recover contract acquisition costs paid to one or more of our larger financial institution clients, or the inability to collect accounts receivable or contractually required contract termination payments from these financial institution clients, could have a significant negative impact on our results of operations. Also, there may be an increase in financial institution mergers and acquisitions during this period of economic uncertainty. Such an increase could adversely affect our operating results. Often the newly combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with one of the financial institutions, but also to gain the business of the other party in the merger/acquisition. Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, the length of our contracts with financial institutions ranges from four to six years. However, contracts may be renegotiated or bought out mid-term due to a consolidation of financial institutions. Although we devote considerable effort toward the development of a competitively-priced, high-quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the impact of the loss of a significant client can be offset through the addition of new clients or by expanded sales to our remaining clients.
     The severity and length of the present disruptions in the financial markets and the financial services industry, as well as the length of the recession in the global economy, are unknown. There can be no assurance that there will not be a further deterioration in financial markets and in general business conditions, which could continue to negatively affect our operating results.
     We may not be successful at implementing our growth strategies within Small Business Services.
     We continue to execute strategies intended to drive sustained revenue and earnings growth within Small Business Services. We are continuing to invest in several key enablers to achieve our strategies, including continuing to improve our e-commerce capabilities, implementing an integrated platform for our various brands, improving our customer analytics, focusing on key customer segments and improving our merchandising. We expect to drive growth as we gain new customers, grow our distributor channel and obtain a greater portion of our revenue from business services, including web design, hosting and other web services, payroll, logo design, search engine marketing and business networking. All of these initiatives have required and will continue to require investment. Business, economic and competitive uncertainties and contingencies, many of which are beyond our control, may impact the success of our growth strategies. We can provide no assurance that our growth strategies will be successful either in the short-term or the long-term and result in a positive return on our investment.
     We face intense competition in all areas of our business.
     Although we are one of the leading check printers in the United States, we face considerable competition. In addition to competition from alternative payment methods, we also face intense competition from another check printer in our traditional financial institution sales channel, from direct mail sellers of personal checks, from sellers of business checks and forms, from check printing software vendors and from internet-based sellers of checks to individuals and small businesses. Additionally, low price, high volume office supply chain stores offer standardized business forms, checks and related products to small businesses. Our business services offerings also face intense competition. We can provide no assurance that we will be able to compete effectively against current and future competitors. Continued competition could result in additional price reductions, reduced profit margins, loss of customers and an increase in up-front cash payments to financial institutions upon contract execution or renewal, all of which would have a material adverse effect on our results of operations and cash flows.
     Small Business Services’ standardized business forms and related products face technological obsolescence and changing customer preferences.
     Continual technological improvements provide small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers and related printers, small businesses now have an alternate means to print many business forms. Additionally, electronic transaction systems and off-the-shelf business software applications have been designed to replace pre-printed business forms products. If small business preferences change rapidly and we are unable to develop new products and services with comparable profit margins, our results of operations could be adversely affected.

     The check printing portion of the payments industry is mature and, if check usage declines faster than expected, it could have a material adverse impact on our operating results.
     Check printing is, and is expected to continue to be, an essential part of our business. We sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, the total number of checks written in the United States has been in decline since the mid-1990’s. According to our estimates, the total number of checks written by individuals and small businesses has been declining approximately four to six percent each year. The declines were greater in 2009 and 2008, we believe, due to the economic recession and instability in the financial services industry. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, and electronic and other bill paying services. However, the rate and the extent to which alternative payment methods will achieve acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods, or our inability to successfully offset the decline in check usage with other sources of revenue, could have a material adverse effect on our business, results of operations and prospects.
     The failure to reduce costs could have an adverse impact on our operating results.
     Intense competition compels us to continually improve our operating efficiency in order to maintain or improve profitability. We intend to continue to reduce expenses, primarily within sales, marketing and our shared services functions, including fulfillment, information technology, real estate, finance and human resources. We also expect to continue to simplify our business processes and reduce our cost and expense structure. These initiatives have required and will continue to require up-front expenditures related to items such as redesigning and streamlining processes, consolidating information technology platforms, standardizing technology applications, improving real estate utilization and funding employee severance benefits. We can provide no assurance that we will achieve our anticipated cost reductions or that we will do so without incurring unexpected or greater than anticipated expenditures. Moreover, we may find that we are unable to achieve our business simplification and cost reduction goals without disruption to our business and, as a result, may choose to delay or forego certain cost reductions as business conditions require. Failure to meet our planned cost reduction targets would adversely affect our results of operations and could adversely affect our prospects if we are unable to remain competitive.
     Continued weak economic conditions could result in additional asset impairment charges.
     Declines in our stock price, as well as the impact of the economic downturn on our expected operating results, led to asset impairment charges in 2009 related to goodwill and an indefinite-lived trade name in our Small Business Services segment. If our stock price declines in the future for a sustained period or if a continued downturn in economic conditions continues to negatively affect our actual and forecasted operating results, it may be indicative of a further decline in our fair value and may require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name. The credit agreement governing our committed line of credit requires us to maintain a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Significant impairment charges in the future could impact our ability to comply with this debt covenant, in which case, our lenders could demand immediate repayment of amounts outstanding under our line of credit. Although we remained in compliance with this debt covenant throughout 2009, despite asset impairment charges of $24.9 million, we cannot provide definitive assurance regarding our continued compliance with this debt covenant. Our committed line of credit expires in July 2010. We expect that we will replace this line of credit well in advance of its expiration date. Any new line of credit agreement will likely contain revised debt covenants.
     Continued softness in direct mail response rates could have an adverse impact on our operating results.
     Our Direct Checks segment and portions of our Small Business Services segment have, at times, experienced declines in response rates related to direct mail promotional materials. While we believe that media response rates have declined across a wide variety of products and services, we believe that declines we have experienced in the past are also attributable to the decline in check usage, the gradual obsolescence of standardized forms products and increasing utilization of e-commerce by both consumers and small businesses. In an attempt to offset these impacts, we continually modify our marketing and sales efforts and have recently shifted a greater portion of our advertising investment to the internet. Competitive pressure may inhibit our ability to reflect increased costs in the prices of our products and new marketing strategies may not be successful. We can provide no assurance that we will be able to offset the decline in response rates, even with additional marketing and sales efforts.
     The inability to secure adequate advertising placements could have an adverse impact on our operating results.
     The profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates. We can provide no assurance regarding the future cost, effectiveness and/or availability of suitable advertising media. In addition, future legislation could affect our ability to advertise via direct mail or e-mail. Congress enacted a federal “Do Not Call” registry in response to consumer backlash against telemarketers and is contemplating enacting “anti-spam” legislation in response to consumer complaints about unsolicited e-mail advertisements. If anti-spam legislation is enacted and/or if similar legislation is enacted for direct mail advertisers, we may be unable to sustain our current levels of profitability.
     In addition to print advertising, many customers access our websites through internet search engines. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, but are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be bought to attract users to our websites. We rely on both algorithmic and purchased listings to attract customers to our websites. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers going to our websites. Additionally, one or more search engine on which we rely for purchased listings could modify their policies in a manner which negatively impacts the effectiveness of our internet advertising. As we analyze our overall advertising strategy, we may have to resort to more costly resources to replace lost internet traffic, which would adversely affect our results of operations. In addition, the cost of purchased search engine listings could increase as demand for them continues to grow, and further cost increases could negatively affect our profitability.
     We face uncertainty regarding the success of recent and future acquisitions, which could have an adverse impact on our operating results.
     During 2009, we acquired Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings, Inc., as well as MerchEngines.com. During 2008, we acquired Hostopia.com Inc., PartnerUp, Inc., and Logo Design Mojo, Inc. These acquisitions were completed with the intention of increasing sales of higher growth business services. The integration of any acquisition involves numerous risks, including: difficulties in assimilating operations and products; failure to realize expected synergies; diversion of management’s attention from other business concerns; potential loss of key employees; potential exposure to unknown liabilities; and possible loss of our clients and customers or the clients and customers of the acquired businesses. One or more of these factors could impact our ability to successfully integrate an acquisition and could negatively affect our results of operations.
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
     We are subject to risks associated with the cost and availability of paper, plastics, ink, other raw materials, delivery services and energy. Postal rates increased in each of the last three years and fuel costs have fluctuated over the past several years. Additionally, there are relatively few paper suppliers. As such, when our suppliers increase paper prices, as they did in 2009, we may not be able to obtain better pricing from alternative suppliers. Competitive pressures and/or contractual arrangements may inhibit our ability to reflect increased costs in the price of our products.
     Paper costs represent a significant portion of our materials cost. Historically, we have not been negatively impacted by paper shortages because of our relationships with paper suppliers. However, we can provide no assurance that we will be able to purchase sufficient quantities of paper if such a shortage were to occur. Additionally, we depend upon third party providers for delivery services. Events resulting in the inability of these service providers to perform their obligations, such as extended labor strikes, could adversely impact our results of operations by requiring us to secure alternate providers at higher costs.

     Security breaches involving customer data, or the perception that e-commerce is not secure, could adversely affect our reputation and business.
     We rely on various security procedures and systems to ensure the secure storage and transmission of data. Computer networks and the internet are, by nature, vulnerable to unauthorized access. An accidental or willful security breach could result in unauthorized access and/or use of customer data, including consumers’ nonpublic personal information. Our security measures could be breached by a third-party action, employee error or malfeasance, or design flaws in our systems could be exposed and exploited. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If a third party obtains unauthorized access to any of our customers’ data, our reputation could be damaged, clients and consumers could be deterred from ordering our products and services, and client contracts could be terminated. We could also be exposed to time-consuming and expensive litigation. If we are unsuccessful in defending a lawsuit regarding security breaches, we may be forced to pay damages which could have an adverse affect on our operating results. In addition, some states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity. If we were required to make such a disclosure, it may cause our clients and customers to lose confidence in the effectiveness of our data security measures. Likewise, general publicity regarding security breaches at other companies could lead to the perception among the general public that e-commerce is not secure. This could decrease traffic to our websites and foreclose future business opportunities.
     Interruptions to our website operations or information technology systems could damage our reputation and harm our business.
     The satisfactory performance, reliability and availability of our information technology systems is critical to our reputation and our ability to attract and retain customers. We could experience temporary interruptions in our websites, transaction processing systems, network infrastructure, printing production facilities or customer service operations for a variety of reasons, including human error, software errors, power loss, telecommunications failures, fire, flood, extreme weather and other events beyond our control. In addition, our technology, infrastructure and processes may contain undetected errors or design faults which may cause our websites or operating systems to fail. The failure of our systems could adversely affect our business, results of operations and prospects.
     Declines in the equity markets could affect the value of our postretirement benefit plan assets, which could adversely affect our operating results and cash flows.
     The fair value of the assets of our postretirement benefit plan is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value, resulting in a significant decrease in the fair value of our plan assets. This materially affected the funded status of the plan and resulted in higher postretirement benefit expense in 2009. Although our obligation is limited to funding benefits as they become payable, declines in the fair value of these assets would result in further expense increases, as well as the need to contribute increased amounts of cash to fund benefits payable under the plan.
     We may be unable to maintain our licenses to use third party intellectual property on favorable terms, which would affect our ability to offer licensed products to our customers, and thus, adversely affect our operating results.
     Check designs licensed from third parties account for a portion of our revenue. These license agreements generally average three years in duration. There can be no guarantee that such licenses will be available to us indefinitely or under terms that would allow us to continue to sell the licensed products profitably, which would adversely impact our results of operations.
     If we are unable to attract and retain key personnel and other qualified employees, our business could suffer.
     Our success at efforts to grow our business depends on the contributions and abilities of key employees, especially in the areas of sales, marketing and product management. If we are unable to retain our existing employees and attract qualified personnel, we may not be able to manage our business effectively. We can provide no assurance that we will be successful in attracting and retaining such personnel.

     We may be unable to protect our rights in intellectual property, which could harm our business and ability to compete.
     We rely on a combination of trademark and copyright laws, trade secret and patent protection, and confidentiality and license agreements to protect our trademarks, software and other intellectual property. These measures afford only limited protection. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products and services which do not infringe on our intellectual property rights. We may be required to spend significant resources to protect our trade secrets and to monitor and police our intellectual property rights. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.
     If third party providers of certain significant information technology needs are unable to provide services, our business could be disrupted and the cost of such services could increase.
     We have entered into agreements with third party providers for information technology services, including telecommunications and network server and transaction processing services. In the event that one or more of these providers is not able to provide adequate or timely information technology services, we could be adversely affected. Although we believe that information technology services are available from numerous sources, a failure to perform by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply. In addition, the use of substitute third party providers could result in increased expense.
     Legislation relating to consumer privacy protection could limit or harm our business.
     We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act and other federal regulation and state law on the same subject. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers’ nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. The complexity of compliance with these regulations may also increase the cost of doing business.
     We are unable to predict whether more restrictive legislation or regulation will be adopted in the future. Any future legislation or regulation, or the interpretation of existing legislation or regulation, could have a negative impact on our business, results of operations and prospects. Laws and regulations relating to consumer privacy may be adopted in the future with respect to the internet, e-commerce or marketing practices. Such laws or regulations may impede the growth of the internet and/or the use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and increase the cost of obtaining new customers.
     A third party could assert that we are infringing its intellectual property, which could result in costly litigation or require us to obtain licenses.
     The e-commerce industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasing litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us. These claims, whether successful or not, could divert management’s attention, result in costly and time-consuming litigation, require us to enter into royalty or licensing agreements, or require us to redesign our software or services to avoid infringement. If we fail to obtain a required license and are unable to design around a third party’s patent, we may be unable to effectively conduct certain business activities. Consequently, third party intellectual property claims could result in increased expense or could limit our ability to generate revenue.
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
     We are subject to environmental risks which, if realized, could have an adverse impact on our operating results.
     Our printing facilities are subject to many federal and state regulations designed to protect the environment. We have sold former printing facilities to third parties, and in some instances, have agreed to indemnify the buyer of the facility for certain environmental liabilities. Unforeseen conditions at current or former facilities could result in additional liability and expense beyond our insurance coverage.

Item 1B.	Unresolved Staff Comments.
     None.

Item 2.	Properties.
     Our principal executive office is an owned property located in Shoreview, Minnesota. Aside from small sales offices, we occupy 26 facilities throughout the United States and five facilities in Canada where we conduct printing and fulfillment, call center and administrative functions. These facilities are either owned or leased and have a combined floor space of approximately 2.5 million square feet. We believe that our properties are sufficiently maintained and are adequate and suitable for our business needs as presently conducted.

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
     Our common stock is traded on the New York Stock Exchange under the symbol DLX. Dividends are declared by our board of directors on a current basis and therefore, may be subject to change in the future, although we currently have no plans to change our $0.25 per share quarterly dividend amount. As of December 31, 2009, the number of shareholders of record was 7,876. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange, as well as the quarterly dividend amount for each period.

		Stock price
	Dividend	High	Low	Close
2009
Quarter 4	$0.25	$17.48	$12.57	$14.79
Quarter 3	0.25	18.11	12.10	17.10
Quarter 2	0.25	15.88	9.15	12.81
Quarter 1	0.25	15.47	6.20	9.63
2008
Quarter 4	$0.25	$15.70	$7.52	$14.96
Quarter 3	0.25	19.59	12.01	14.39
Quarter 2	0.25	24.51	17.66	17.82
Quarter 1	0.25	33.20	18.72	19.21
     In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 6.4 million shares remain available for purchase under this authorization. We did not repurchase any shares during the fourth quarter of 2009.
     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercise or vesting of such awards. During the fourth quarter of 2009, we withheld 1,248 shares in conjunction with the vesting and exercise of equity-based awards.
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
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100*
December 2009

*	The graph assumes that $100 was invested on December 31, 2004 in each of Deluxe common stock, the S&P 400 MidCap Index and the DJUSIS Index, and that all dividends were reinvested.

Item 6. Selected Financial Data.
     The following table shows certain selected financial data for the five years ended December 31, 2009. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of this report and our consolidated financial statements appearing in Item 8 of this report.

(dollars and orders in thousands, except per share and
per order amounts)	2009	2008	2007	2006	2005
Statement of Income Data:
Revenue	$1,344,195	$1,468,662	$1,588,885	$1,619,337	$1,694,246
As a percentage of revenue:
Gross profit	62.4%	61.4%	63.8%	62.9%	64.9%
Selling, general and administrative expense	45.9%	45.7%	46.8%	47.6%	47.0%
Operating income	14.2%	14.2%	17.0%	12.3%	18.0%
Operating income	$190,589	$209,234	$269,904	$198,544	$304,328
Income from continuing operations	99,365	105,872	145,117	100,838	157,943
Per share – basic(1)	1.94	2.06	2.79	1.96	3.11
Per share – diluted(1)	1.94	2.05	2.78	1.95	3.10
Cash dividends per share	1.00	1.00	1.00	1.30	1.60

Balance Sheet Data:
Cash and cash equivalents	$12,789	$15,590	$21,615	$11,599	$6,867
Return on average assets	8.2%	8.4%	11.6%	7.5%	10.8%
Total assets	$1,211,210	$1,218,985	$1,210,755	$1,267,132	$1,425,875
Long-term obligations(2)	742,753	775,336	776,840	903,121	954,164
Total debt	768,753	853,336	844,040	1,015,781	1,166,510

Statement of Cash Flows Data:
Net cash provided by operating activities of continuing operations	$206,438	$198,487	$245,075	$238,895	$178,591
Net cash used by investing activities of continuing operations	(81,788)	(135,773)	(10,929)	(32,884)	(55,834)
Net cash used by financing activities of continuing operations	(128,545)	(67,681)	(224,890)	(204,587)	(142,816)
Purchases of capital assets	(44,266)	(31,865)	(32,286)	(41,012)	(55,570)
Payments for acquisitions, net of cash acquired	(30,825)	(104,879)	(2,316)	(16,521)	(2,888)
Payments for common shares repurchased	(1,319)	(21,847)	(11,288)	—	—

Other Data (continuing operations):
Orders(3)	59,174	62,823	64,753	64,670	65,070
Revenue per order(3)	$22.72	$23.38	$24.54	$25.04	$26.04
Number of employees	6,089	7,172	7,910	8,728	8,617
Number of printing/fulfillment facilities	14	21	22	23	20
Number of call center facilities	12	14	14	17	18

(1)	On January 1, 2009, we adopted authoritative guidance requiring earnings per share to be calculated using the two-class method when there are unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments. As a result, we have restated earnings per share for prior years to comply with this new guidance.

(2)	Long-term obligations include both the current and long-term portions of our long-term debt obligations, including capital leases.

(3)	Orders is our company-wide measure of volume. When portions of a customer order are on back-order, one customer order may be fulfilled via multiple shipments. Generally, an order is counted when the last item ordered is shipped to the customer.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
     Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 58.4% of our consolidated revenue for 2009. This segment has sold personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to approximately 3.6 million small businesses in the last 24 months. These products and services are sold through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors and dealers, the internet and sales representatives. Our Financial Services segment generated 29.5% of our consolidated revenue for 2009. This segment sells personal and business checks, check-related products and services, customer loyalty and retention programs, fraud monitoring and protection services, and stored value gift cards to approximately 6,400 financial institution clients nationwide, including banks, credit unions and financial services companies, primarily through a direct sales force. Our Direct Checks segment generated 12.1% of our consolidated revenue for 2009. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and Europe.
     Our business continued to be negatively impacted during 2009 by the severe downturn in the economy and by turmoil in the financial services industry. Demand fell for many of our Small Business Services products as small business owners reduced their discretionary spending. Additionally, interruptions and consumer uncertainty related to financial institution consolidations and failures have led to reduced check orders from several of our financial institution clients. At the same time, we accelerated many of our cost reduction actions, and we identified additional opportunities to improve our cost structure. We believe we have taken appropriate steps to position ourselves for sustainable growth as the economy recovers, including investing in acquisitions that offer higher growth business services, enhancing our internet capabilities, improving customer segmentation and adding new small business customers. We are focused on capitalizing on transformational opportunities available to us in this difficult environment and believe that we will be positioned to consistently deliver strong margins once the economy recovers.
     Our net income for 2009, as compared to 2008, benefited from the following:
•	Various initiatives to reduce our cost structure, primarily within sales and marketing, manufacturing and information technology;

•	A decrease of $15.2 million in restructuring and related costs in 2009, as compared to 2008;

•	Pre-tax gains of $9.8 million from the retirement of long-term notes;

•	Price increases implemented by all three segments; and

•	Increased sales of fraud protection services by Small Business Services and Direct Checks.
     These benefits were more than offset by the following:
•	Lower volume in Small Business Services due primarily to changes in our customers’ buying patterns, we believe, as a result of the economic recession;

•	Reduced volume for our personal check businesses due to the continuing decline in check usage, turmoil in the financial services industry, including a higher number of bank failures, and continued economic softness;

•	An increase of approximately $18 million in performance-based compensation expense because our 2009 results of operations were within the range of performance metrics established for the year;

•	Asset impairment charges of $24.9 million within Small Business Services related to goodwill and an indefinite-lived trade name, as compared to asset impairment charges of $9.9 million in 2008 related to Small Business Services trade names;

•	Increases in material prices and delivery rates; and

•	Transaction costs of $2.5 million related to acquisitions completed in 2009, primarily costs to migrate customers of the acquired companies onto our information technology platform.

Our Strategies
     Small Business Services – Our focus within Small Business Services is to grow revenue and increase operating margin by continuing to implement the following strategies:
•	Acquire new customers by leveraging customer referrals that we receive from Financial Services’ financial institution clients and Hostopia’s telecommunications clients, as well as from other marketing initiatives such as e-commerce and direct mail;

•	Increase our share of the amount small businesses spend on the products and services in our portfolio through improved segmentation;

•	Expand sales of higher growth business services, including web design, hosting and other web services, fraud protection, payroll, logo design, search engine marketing and business networking, as well as areas such as full color, web-to-print and imaging; and

•	Continue to optimize our cost and expense structure.
     We are continuing to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of printed products, but also a provider of higher growth business services. These key enablers include continuing to improve our e-commerce capabilities, implementing an integrated platform for our various brands, improving our customer analytics, focusing on key customer segments and improving our merchandising. We have refreshed our existing product offerings and have improved some of our newer service offerings, which we believe creates a more valuable suite of products and services. We have also identified opportunities to expand sales to our existing customers and to acquire new customers. Our improved e-commerce platform, www.Deluxe.com\ShopDeluxe, increases our opportunities to market and sell on-line. Also important to our growth are the small business customer referrals we receive through our Deluxe Business Advantage® program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us more deeply serve customer segments such as contractors, retailers and professional services firms.
     We have acquired companies which allow us to expand our business services offerings, including web design, hosting and other web services, logo design, search engine marketing and business networking. In August 2008, we acquired Hostopia.com Inc. (Hostopia) in a cash transaction for $99.4 million, net of cash acquired. Hostopia is a provider of web services that enable small businesses to establish and maintain an internet presence. Hostopia also provides email marketing, fax-to-email, mobility synchronization and other services. It provides a unified, scaleable, web-enabled platform that better positions us to obtain orders for a wider variety of products, including checks, forms, business cards and full-color, digital and web-to-print offerings, as well as imaging and other printed products. Hostopia operates in the United States, Canada and Europe. Also during 2008, we acquired the assets of PartnerUp, Inc. (PartnerUp), Logo Design Mojo, Inc. (Logo Mojo) and Yoffi Digital Press (Yoffi) for an aggregate cash amount of $5.5 million. PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with resources and contacts to build their businesses. Logo Mojo is a Canadian-based online logo design firm and Yoffi is a commercial digital printer specializing in custom marketing material. During 2009, we acquired Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings Inc., to expand our web services customer base. We also acquired MerchEngines.com which added new search engine marketing capabilities. The companies acquired during 2009 were purchased for an aggregate cash amount of $30.8 million, net of cash acquired.
     Financial Services – Our strategies within Financial Services are as follows:
•	Optimize core check revenue streams and acquire new clients;

•	Provide services and products that differentiate us from the competition by helping financial institutions grow core deposits; and

•	Continue to optimize our cost and expense structure.
     We will continue our focus on acquiring new clients during 2010. We are also leveraging our loyalty, retention and fraud monitoring and protection offers, as well as our Deluxe Business Advantage program. The Deluxe Business Advantage program is designed to maximize financial institution business check programs by offering the products and services of our Small Business Services segment to small businesses through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.

     In our efforts to expand beyond check-related products, we have introduced several services and products that focus on customer loyalty and retention, as well as fraud monitoring and protection. Following are some examples:
•	Deluxe ID TheftBlock® – a set of fraud monitoring and recovery services that provides assistance to consumers in detecting and recovering from identity theft.

•	Welcome HomeSM Tool Kit – a start–to–finish package for financial institution branch offices that captures best practices for securing lasting loyalty among customers by focusing on the first 90 days of the relationship.

•	Deluxe CallingSM – an outbound calling program aimed at helping financial institutions generate new organic revenue growth and reduce attrition.

•	REALCheckingTM program – a system of deposit products, including reward checking programs, that drives non-interest income, attracts new account holders and increases retention for community financial institutions. We offer this suite of products to our clients through a partnership with BancVue, Ltd. which began in early 2010.

•	Marketing solutions – a variety of strategic and tactical marketing solutions which help financial institutions acquire new customers, deepen existing customer relationships and retain customers.
     We expect providing products and services that differentiate us from the competition will help partially offset the impacts of the decline in check usage and the pricing pressures we are experiencing in our check programs. As such, we are also focused on accelerating the pace at which we introduce new products and services. In addition to our other value-added services, we continue to offer our Knowledge ExchangeTM Series, a suite of resources and events for our financial institution clients focused on the customer experience.
     Direct Checks – Our strategies within Direct Checks are as follows:
•	Optimize cash flow;

•	Maximize the lifetime value of customers by selling new features, accessories and products; and

•	Continue to optimize our cost and expense structure.
     We intend to optimize the cash flow generated by this segment by continuing to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment. We will continue to actively market our products and services through targeted advertising. We have been and will continue to focus a greater portion of our advertising investment on e-commerce. Additionally, we continue to explore avenues to increase sales to existing customers. For example, we have had success with the EZShieldTM product, a check protection service that provides reimbursement to consumers for losses resulting from forged signatures or endorsements and altered checks.
Cost Reduction Initiatives
     We have been pursuing aggressive cost reduction and business simplification initiatives, including: reducing shared services infrastructure costs; streamlining our call center and fulfillment activities; eliminating system and work stream redundancies; reducing advertising costs; and strengthening our ability to quickly develop new products and services and bring them to market. We have been reducing stock-keeping units (SKUs), standardizing products and services and improving the sourcing of third-party goods and services. During 2009, we closed seven manufacturing facilities and two customer call centers. During 2008, we closed one manufacturing facility and one customer call center, and we closed one customer call center during 2007. We plan to close one additional customer call center by the end of the first quarter of 2010. These and other actions since 2006 collectively are expected to reduce our annual cost structure by at least $325 million, net of required investments, by the end of 2010. The baseline for these anticipated savings is the annual diluted earnings per share guidance for 2006 of $1.41 to $1.51, which we provided in our press release on July 27, 2006 regarding second quarter 2006 results. We expect all three of our business segments to benefit from the cost reductions. We estimate that approximately 45% of the $325 million target will come from reorganizing our sales and marketing functions and that another 30% of the target will come from our shared services infrastructure organizations of information technology, real estate, finance and human resources. We expect information technology will provide the greatest percentage of the shared services savings through lowering data center costs, improving mainframe and server utilization and reducing the cost of networking and voice communications. We also estimate that approximately 25% of the $325 million target will come from fulfillment, including manufacturing and supply chain. Overall, approximately one-third of the savings are expected to affect cost of goods sold, with the remaining two-thirds impacting selling, general and administrative (SG&A) expense.

     Through December 31, 2009, we estimate that we have realized approximately $260 million of our $325 million target. We anticipate that we will realize the remaining $65 million in 2010.
Outlook for 2010
     We anticipate that consolidated revenue from continuing operations will be between $1.275 billion and $1.335 billion for 2010, as compared to $1.344 billion for 2009. In Small Business Services, we expect the revenue decline percentage to be in the low single digits to flat range as declines in core business products are expected to be offset by the benefits of our e-commerce investments and growth in business services offerings, including 2009 acquisitions. In Financial Services, we expect check order declines of approximately seven to eight percent compared to 2009, given the continued turmoil in the financial services industry, including a higher number of bank failures, as well as increases in electronic payments and the weak economy. We expect the related revenue pressure in Financial Services will be partially offset by a price increase implemented in the third quarter of 2009, as well as continued contributions from our loyalty, retention, and fraud monitoring and protection offers. We have reached an agreement with a new national financial institution client, which we expect will begin generating revenue in the last half of 2010. In December 2009, we also executed a contract settlement agreement with another national financial institution client which was acquired by another financial institution. We currently estimate that we will continue providing products under this contract through June 2010. We do not anticipate that the net impact of this client gain and client loss will have a significant impact on our results of operations. In Direct Checks, we expect the revenue decline percentage to be in the very low double digit to very high single digit range compared to 2009, driven by the decline in check usage and the weak economy, partly offset by improved reorder cycles.
     We expect that 2010 diluted earnings per share will be between $2.35 and $2.65, compared to $1.94 for 2009. Earnings per share for 2009 included a $0.50 per share impact of impairment charges, restructuring and transaction-related costs, and gains on debt repurchases. We expect that continued progress with our cost reduction initiatives will be offset by the revenue decline, continued investments in revenue growth opportunities and increases in material and delivery rates. Our outlook reflects a merit wage freeze in 2010, leaving base salary levels consistent with 2009. We estimate that our annual effective tax rate for 2010 will be approximately 34%, compared to 35.9% in 2009.
     We anticipate that net cash provided by operating activities of continuing operations will be between $180 million and $200 million in 2010, compared to $206 million in 2009. We anticipate that higher performance-based compensation payments in 2010 will be partly offset by higher earnings, continued progress on working capital initiatives and lower contract acquisition payments. We estimate that capital spending will be approximately $40 million in 2010 as we continue to expand our use of digital printing technology, complete automation of our flat check packaging process and make other investments in order fulfillment, delivery productivity and information technology infrastructure.
     We believe our committed line of credit, which expires in July 2010, along with cash generated by operating activities and a replacement line of credit, will be sufficient to support our operations, including capital expenditures, small to medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. We anticipate that we will replace our existing committed line of credit well in advance of its July maturity date. As we negotiate a replacement line of credit, the current unfavorable credit environment and our current credit profile will result in higher interest rates and/or terms which are not as favorable to us as our existing line of credit agreement. Additionally, based on our current credit profile, we anticipate that amounts borrowed under a new line of credit agreement will be secured by certain of our assets.
     With no long-term debt maturities until 2012, we are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small to medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis and thus, are subject to change. To the extent we have cash flow in excess of these priorities, our focus in 2010 will be on further reducing debt. During 2009, we retired $31.2 million of long-term notes and we re-paid $52.0 million borrowed under our committed line of credit.

BUSINESS CHALLENGES/MARKET RISKS
Market for checks and business forms
     The market for our two largest products, checks and business forms, is very competitive. These products are mature and their use has been declining. According to our estimates, the total number of checks written in the United States has been in decline as a result of alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, and electronic and other bill paying services. According to a Federal Reserve study released in December 2007, approximately 33 billion checks are written annually. This includes checks which are converted to automated clearing house (ACH) payments. The check remains the largest single non-cash payment method in the United States, accounting for approximately 35% of all non-cash payment transactions. This is a reduction from the Federal Reserve study released in December 2004 when checks accounted for approximately 45% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately four percent per year between 2003 and 2006. According to our estimates, the decline was greater in 2009 and 2008, we believe, due to the economic recession and instability in the financial services industry. The total transaction volume of all electronic payment methods exceeds check payments, and we expect this to continue. In addition to the decline in check usage, the use of business forms is also under pressure. Our previous estimates indicated that the business check and forms portion of the markets serviced by Small Business Services was declining at a rate of four to six percent per year, although we believe the decline was greater in 2009 due to the economic recession. Continual technological improvements provide small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications and electronic transaction systems have been designed to replace pre-printed business forms products.
Financial institution clients
     Because check usage is declining and financial institutions have been consolidating, we have been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Our traditional financial institution relationships are typically formalized through supply contracts averaging four to six years in duration. As we compete to retain and acquire new financial institution business, the resulting pricing pressure, combined with declining check usage in the marketplace, has reduced our revenue and profit margins. We expect this trend to continue.
     Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if we were to lose a significant contract and/or we were unable to recover the value of unamortized contract acquisition costs or accounts receivable. As of December 31, 2009, unamortized contract acquisition costs totaled $45.7 million, while liabilities for contract acquisition costs not paid as of December 31, 2009 were $8.8 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations. Additionally, if two of our financial institution clients were to consolidate, the increase in general negotiating leverage possessed by the consolidated entity could result in a new contract which is not as favorable to us as those historically negotiated with the clients individually. We may also lose significant business if one of our financial institution clients were taken over by a financial institution which is not one of our clients. However, in this situation, we may be able to collect a contract termination payment. Conversely, further bank consolidations could positively impact our results of operations if we were to obtain business from a non-client financial institution that merges with one of our clients. We may also generate non-recurring conversion revenue when obsolete checks have to be replaced after one financial institution merges with or acquires another. We presently do not have specific information that indicates that we should expect to generate significant income from conversions.
Economic conditions
     General economic conditions negatively impacted our 2009 results of operations. The rate of small business formations and small business confidence impact Small Business Services. The index of small business optimism published by the National Federation of Independent Business in December 2009 was up only slightly from the near-record low recorded in March 2009. According to estimates of the Small Business Administration’s Office of Advocacy, new small business formations were down moderately in 2008, the most recent period for which information is available, as compared to 2007. Consumer spending and employment levels also have some impact on our personal check businesses. Both measures trended negatively during 2009, and we did experience some negative impact in our personal check businesses. We expect that general economic conditions will continue to have a negative impact on our 2010 results of operations. A continued downturn in general economic conditions could result in additional declines in our revenue and profitability.

     Continued declines in our stock price, as well as a continuing negative impact of the economic downturn on our expected operating results, led to asset impairment charges in early 2009 related to goodwill and an indefinite-lived trade name in our Small Business Services segment. If our stock price declines in the future for a sustained period or if we are required to reduce our forecasted operating results because of a continued downturn in economic conditions, it may be indicative of a further decline in our fair value and could require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name. For further information regarding the impairment analyses completed during 2009, see the goodwill and indefinite-lived assets discussion under Application of Critical Accounting Policies.
Consumer response rates to direct mail advertisements
     Direct Checks and portions of Small Business Services have, at times, been impacted by reduced consumer response rates to direct mail advertisements. Our own experience indicates that declines in our customer response rates may be attributable to the decline in check usage, the gradual obsolescence of standardized forms products and a general decline in direct marketing response rates due, in part, to increasing utilization of e-commerce by both consumers and small businesses. We continually evaluate our marketing techniques in order to utilize the most effective and affordable advertising media and have recently shifted a greater portion of our advertising investment to the internet.
Postretirement benefit plan
     The fair value of the plan assets of our postretirement benefit plan is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29.9 million increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributed to an increase in postretirement benefit expense of $2.4 million in 2009, as compared to 2008. As of December 31, 2009, the fair value of our plan assets had partially recovered, contributing to an $11.8 million improvement in the unfunded status of our plan as compared to December 31, 2008. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during 2009 and 2008. Rather, we used cash provided by operating activities to make these payments.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

				Change
				2009 vs.	2008 vs.
(in thousands, except per order amounts)	2009	2008	2007	2008	2007
Revenue	$1,344,195	$1,468,662	$1,588,885	(8.5%)	(7.6%)

Orders	59,174	62,823	64,753	(5.8%)	(3.0%)
Revenue per order	$22.72	$23.38	$24.54	(2.8%)	(4.7%)
     The decrease in revenue for 2009, as compared to 2008, was due to lower order volume in each of our segments. Partially offsetting the volume declines were sales of products and services by businesses we acquired in 2008 and 2009, as discussed under Executive Overview, as well as price increases implemented by all three segments. Also, sales of fraud protection services increased in Small Business Services and Direct Checks during 2009.
     The number of orders decreased for 2009, as compared to 2008, due primarily to general economic conditions which we believe affected our customers’ buying patterns, the continuing decline in check and forms usage, and turmoil in the financial services industry, including a higher number of bank failures. Partially offsetting these volume declines were sales of products and services by businesses we acquired in 2008 and 2009. The decline in orders, excluding the acquired businesses, was 10.2% for 2009, as compared to 2008. Revenue per order decreased for 2009, as compared to 2008, primarily due to continued pricing pressure within Financial Services, partially offset by the benefit of price increases. Also impacting revenue per order were sales of products and services by businesses we acquired in 2008 and 2009. The acquisitions reduced revenue per order by 2.6 percentage points for 2009, as compared to 2008, primarily because we consider each monthly billing generated for web services to be an order, which results in lower revenue per order.
     The decrease in revenue for 2008, as compared to 2007, was due to lower order volume in each of our segments and lower revenue per order for Financial Services due to continued pricing pressure. Partially offsetting these revenue decreases were sales of products and services by businesses we acquired in 2008, higher revenue per order for Direct Checks due to price increases and increased sales of fraud protection services, as well as the benefit of Financial Services price increases in 2007 and 2008. Sales of fraud protection services also increased in Small Business Services during 2008.
     The number of orders decreased for 2008, as compared to 2007, due to volume declines for Direct Checks and Financial Services, primarily due to the decline in check usage, as well as unfavorable economic conditions primarily affecting Small Business Services. Partially offsetting these volume declines were sales of products and services by businesses we acquired in 2008. The decline in orders, excluding the acquired businesses, was 5.3% for 2008, as compared to 2007. Revenue per order decreased for 2008, as compared to 2007, primarily due to continued pricing pressure within Financial Services, partially offset by the benefit of Direct Checks and Financial Services price increases. Also impacting revenue per order were sales of products and services by businesses we acquired in 2008. These new products and services reduced revenue per order by 1.5 percentage points for 2008.
     Supplemental information regarding revenue by product is as follows:

				Change
				2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Checks	$851,558	$948,032	$1,032,304	(10.2%)	(8.2%)
Other printed products, including forms	293,172	328,990	374,138	(10.9%)	(12.1%)
Services, primarily business	90,918	57,711	30,639	57.5%	88.4%
Accessories and promotional products	89,163	109,773	118,181	(18.8%)	(7.1%)
Packaging supplies and other	19,384	24,156	33,623	(19.8%)	(28.2%)

Total revenue	$1,344,195	$1,468,662	$1,588,885	(8.5%)	(7.6%)

     The percentage of total revenue derived from the sale of checks was 63.4% in 2009, as compared to 64.6% in 2008 and 65.0% in 2007. Small Business Services contributed non-check revenue of $412.4 million in 2009, $430.6 million in 2008 and $462.5 million in 2007, from the sale of forms, envelopes, holiday cards, labels, business cards, stationery, other promotional products and business services. Sales of products and services by businesses we acquired in 2008 and 2009 were more than offset by lower demand for our products caused primarily by a weak economy and the decline in check usage.
Consolidated Gross Margin

				Change
				2009 vs.		2008 vs.
(in thousands)	2009	2008	2007	2008		2007
Gross profit	$839,413	$902,149	$1,014,281	(7.0%)		(11.1%)
Gross margin	62.4%	61.4%	63.8%	1.0	pt.	(2.4	) pt.
     We evaluate gross margin when analyzing our consolidated results of operations as we believe it provides important insight into significant profit drivers. As more than 90% of our revenue at this time is generated from the sale of manufactured and purchased products, the measure of gross margin best demonstrates our manufacturing and distribution performance, as well as the impact of pricing on our profitability. Gross margin is not a complete measure of profitability, as it omits SG&A expense. However, it is a financial measure which is useful in evaluating our results of operations.

     Gross margin increased for 2009, as compared to 2008, due primarily to a decrease of $8.5 million in restructuring charges and other costs related to our cost reduction initiatives. Further information regarding our restructuring costs can be found under Restructuring Costs. The lower charges for restructuring and related costs in 2009 increased our gross margin for 2009 by 0.6 percentage points, as compared to 2008. Also contributing to the gross margin increase were manufacturing efficiencies and other benefits resulting from our cost reduction initiatives, as well as price increases. Partially offsetting these increases were higher material and delivery rates, as well as higher performance-based compensation expense related to our 2009 performance.
     Gross margin decreased for 2008, as compared to 2007, due primarily to a $16.1 million increase in restructuring charges and other costs related to our cost reduction initiatives. The restructuring charges and related costs reduced our gross margin for 2008 by 1.1 percentage points. Additionally, higher delivery-related costs from mid-2007 and 2008 postal rate increases and fuel surcharges in 2008, higher materials costs due to an unfavorable product mix, as well as competitive pricing in Financial Services negatively affected gross margin. These decreases were partially offset by price increases for Direct Checks and Financial Services, as well as manufacturing efficiencies and other benefits resulting from our cost reduction initiatives.
Consolidated Selling, General & Administrative Expense

				Change
				2009 vs.		2008 vs.
(in thousands)	2009	2008	2007	2008		2007
SG&A expense	$616,496	$670,991	$743,449	(8.1%)		(9.7%)
SG&A expense as a percentage of revenue	45.9%	45.7%	46.8%	0.2	pt.	(1.1	) pt.
     The decrease in SG&A expense for 2009, as compared to 2008, was due primarily to various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology. Partially offsetting these decreases were expenses from the businesses we acquired, an increase of approximately $16 million in performance-based compensation expense related to our 2009 performance, as well as higher benefit costs related primarily to workers’ compensation claims activity and retiree medical costs.
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
Net Restructuring Charges

				Change
				2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Net restructuring charges	$7,428	$13,400	$4,701	$(5,972)	$8,699
     We recorded restructuring charges related to the cost reduction initiatives discussed under Executive Overview. The charges for all periods included severance benefits and other direct costs of our initiatives, including equipment moves, training and travel. In 2009 and 2008, restructuring charges also included the acceleration of employee share-based compensation awards. Additional restructuring charges of $4.6 million in 2009 and $14.9 million in 2008 were included within cost of goods sold in our consolidated statements of income. Net restructuring reversals of $0.4 million were included within cost of goods sold in the 2007 consolidated statement of income. Further information can be found under Restructuring Costs.

Asset Impairment Charges

				Change
				2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Asset impairment charges	$24,900	$9,942	$—	$14,958	$9,942
     As of March 31, 2009, we completed impairment analyses of goodwill and an indefinite-lived trade name due to declines in our stock price during the first quarter of 2009 coupled with the continuing negative impact of the economic downturn on our expected operating results. We recorded non-cash asset impairment charges in our Small Business Services segment of $20.0 million related to goodwill and $4.9 million related to the indefinite-lived trade name.
     During the third quarter of 2008, we completed our annual impairment analyses of goodwill and indefinite-lived assets. We recorded non-cash asset impairment charges of $9.3 million related to two indefinite-lived trade names in our Small Business Services segment resulting from the impact of the economic downturn on our expected operating results and the broader effects of U.S. market conditions on the fair value of the assets. We completed additional impairment analyses as of December 31, 2008, based on the continuing impact of the economic downturn on our expected operating results. As a result, we recorded an additional asset impairment charge of $0.3 million related to the NEBS® trade name during the fourth quarter of 2008, bringing the carrying value of this asset to $25.8 million as of December 31, 2008. The impairment analyses completed as of December 31, 2008, indicated no additional impairment of our other indefinite-lived trade name and indicated no impairment of goodwill. Because of the further deterioration in our expected operating results, we determined that the NEBS trade name no longer had an indefinite life, and thus, we began amortizing it over its estimated economic life of 20 years on the straight-line basis beginning in 2009. Although the use of checks and forms is declining, revenues generated from our Small Business Services strategies have, and we expect will continue to, offset a portion of the decline in revenues and cash flows generated from the sale of checks and forms. As such, we believe that the sale of checks and forms, as well as the sale of additional products and services under the NEBS trade name, will generate sufficient cash flows to support our estimated 20-year economic life for this intangible asset. In addition to the impairment charges related to the indefinite-lived trade names, we also recorded an impairment charge of $0.4 million during the third quarter of 2008 related to an amortizable trade name. This impairment resulted from a change in our branding strategy. See Business Challenges/Market Risks for further discussion of asset impairments. Also, further information regarding our impairment analyses can be found under the caption “Note 7: Fair value measurements” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
Net Gain on Sale of Facility and Product Line

				Change
				2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Net gain on sale of facility and product line.	$—	$1,418	$3,773	$(1,418)	$(2,355)
     During 2008, we completed the sale of our Flagstaff, Arizona customer call center facility, which was closed during the third quarter of 2008, for $4.2 million. We realized a pre-tax gain of $1.4 million.
     During 2007, we completed the sale of our Small Business Services industrial packaging product line for $19.2 million, realizing a pre-tax gain of $3.8 million. This sale had an insignificant impact on earnings per share because of offsetting income tax expense.
Gain on Early Debt Extinguishment

				Change
				2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Gain on early debt extinguishment	$9,834	$—	$—	$9,834	$—
     During the first quarter of 2009, we retired $31.2 million of long-term notes at an average 32% discount from par value, realizing a pre-tax gain of $9.8 million. We may retire additional debt, depending on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

Interest Expense

				Change
				2009 vs.		2008 vs.
(in thousands)	2009	2008	2007	2008		2007
Interest expense	$46,280	$50,421	$55,294	(8.2%)		(8.8%)
Weighted-average debt outstanding	818,521	859,833	994,597	(4.8%)		(13.5%)
Weighted-average interest rate	5.14%	5.42%	5.02%	(0.28	) pt.	0.40	pt.
     The decrease in interest expense for 2009, as compared to 2008, was due to our lower average debt level in 2009, as well as our lower weighted-average interest rate. During the third quarter of 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our long-term debt. These fair value hedges reduced interest expense by $1.1 million in 2009. Due to the early retirement of long-term notes during the first quarter of 2009, we were required to accelerate the recognition of a portion of a derivative loss. This resulted in additional interest expense of $0.5 million in 2009.
     The decrease in interest expense for 2008, as compared to 2007, was due to our lower average debt level in 2008, partially offset by a slightly higher weighted-average interest rate.
Other Income

				Change
				2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Other income	$878	$1,363	$5,405	$(485)	$(4,042)
     Other income in 2007 was primarily comprised of interest earned on investments in marketable securities which were purchased using the proceeds from $200.0 million of notes we issued in May 2007. These investments were sold in October 2007 to repay long-term debt.
Income Tax Provision

				Change
				2009 vs.		2008 vs.
(in thousands)	2009	2008	2007	2008		2007
Income tax provision	$55,656	$54,304	$74,898	2.5%		(27.5%)
Effective tax rate	35.9%	33.9%	34.0%	2.0	pt.	(0.1	) pt.
     The increase in our effective tax rate for 2009, as compared to 2008, was largely due to the impact of the goodwill impairment charge in 2009, a portion of which was non-deductible. Partially offsetting this increase in our effective tax rate were favorable discrete adjustments in 2009 which lowered our effective tax rate 2.9 percentage points. The discrete adjustments related primarily to receivables for amendments to prior year tax returns of $3.5 million. Our 2008 effective tax rate included favorable discrete adjustments which lowered our effective tax rate 2.0 percentage points. The discrete adjustments in 2008 related primarily to receivables for amendments to prior year tax returns of $2.4 million and the settlement of $1.2 million due to us under a tax sharing agreement related to the spin-off of our eFunds business in 2000, partially offset by accruals for unrecognized tax benefits. We expect that our annual effective tax rate for 2010 will be approximately 34%, down from 2009 due to the non-deductible goodwill impairment charge in 2009 and an increase in the qualified production activity deduction in 2010.
     Our effective tax rate for 2008 was comparable to 2007. The favorable discrete adjustments in 2008 lowered our effective tax rate 2.0 percentage points. Our 2007 effective tax rate included favorable discrete adjustments which lowered our effective tax rate 0.8 points. The discrete adjustments in 2007 related to receivables for amendments to prior year tax returns of $3.0 million, partially offset by the write-off of non-deductible goodwill related to the sale of our industrial packaging product line. Partially offsetting the favorable impact of discrete adjustments in 2008, as compared to 2007, was the impact of restructuring costs and asset impairment charges in 2008 and interest earned on tax-exempt investments in 2007.
RESTRUCTURING COSTS
     During 2009, we recorded net restructuring charges of $12.0 million. This amount included expenses related to our restructuring activities, including items such as equipment moves, training and travel which were expensed as incurred, as well as net restructuring accruals of $8.2 million. The net restructuring accruals included charges of $11.8 million related to severance for employee reductions in various functional areas, including the planned closing of one customer call center in the first quarter of 2010 and further consolidation in the sales, marketing and fulfillment organizations, as well as operating lease obligations on three manufacturing facilities closed during 2009. These actions were the result of our cost reduction initiatives. The net restructuring accruals included severance benefits for 643 employees. Further information regarding our cost reduction initiatives can be found under Executive Overview. These charges were reduced by the reversal of $3.6 million of restructuring accruals primarily recorded in 2008 as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges of $4.6 million within cost of goods sold and net restructuring charges of $7.4 million within operating expenses in the 2009 consolidated statement of income. In addition to the amounts reflected in the net restructuring charges captions in the consolidated statement of income, we incurred approximately $2.4 million of other restructuring-related costs during 2009, such as labor redundancies during the closing of facilities.
     During 2008, we recorded net restructuring charges of $28.3 million. Of this amount, $24.0 million related to accruals, primarily for employee severance, while the remainder included other expenses related to our restructuring activities, including the write-off of spare parts, the acceleration of employee share-based compensation expense, equipment moves, training and travel. Our restructuring accruals for severance benefits related to the closing of six manufacturing facilities and two customer call centers, as well as employee reductions within our business unit support and corporate shared services functions, primarily sales, marketing and fulfillment. These actions were the result of the continuous review of our cost structure in response to the impact a weakened U.S. economy continued to have on our business, as well as our previously announced cost reduction initiatives. The restructuring accruals included severance benefits for 1,399 employees. The other costs related to our restructuring activities were expensed as incurred. We recorded a $3.1 million write-off of the carrying value of spare parts used on our offset printing presses. During a review of our cost structure, we made the decision to expand our use of the digital printing process. As such, a portion of the spare parts kept on hand for use on our offset printing presses was written down to zero, as these parts have no future use or market value. The spare parts were included in other non-current assets in our consolidated balance sheet and the write-down was included in restructuring charges within cost of goods sold in our 2008 consolidated statement of income. The net restructuring charges were reflected as restructuring charges of $14.9 million within cost of goods sold and net restructuring charges of $13.4 million within operating expenses in the 2008 consolidated statement of income. In addition to the amounts reflected in the restructuring charges captions in the consolidated statement of income, we incurred approximately $1.3 million of other restructuring-related costs during 2008, such as labor redundancies during the closing of facilities.
     One customer call center was closed during the third quarter of 2008 and one manufacturing facility was closed in December 2008. In total, we closed seven manufacturing operations and two customer call centers during 2009 which were located in five leased facilities and three owned facilities. The operations and related assets were relocated to other locations. We have remaining rent obligations for three of the five leased facilities and we are actively marketing the three owned facilities. The remaining payments due under the operating lease obligations will be paid through May 2013. Although we closed the manufacturing operations within our Colorado Springs, Colorado facility during 2009, this owned location also houses administrative functions and two customer call centers, one of which we expect to close by the end of the first quarter of 2010. Once this facility is sold, we plan to relocate the remaining employees to another location in the same area. The majority of the employee reductions included in our restructuring accruals is expected to be completed in 2010. We expect most of the related severance payments to be fully paid by mid-2011, utilizing cash from operations.
     During 2007, we recorded net restructuring charges of $4.3 million related to accruals for severance benefits for employee reductions across various functional areas which were substantially completed during 2008. These employee reductions were also the result of our cost reduction initiatives and included severance benefits for 217 employees. The net restructuring charges were reflected as net restructuring reversals of $0.4 million within cost of goods sold and net restructuring charges of $4.7 million within operating expenses in the 2007 consolidated statement of income.
     As a result of our employee reductions and facility closings, we estimate that we realized cost savings of approximately $6 million in cost of goods sold and $24 million in SG&A expense in 2009, in comparison to our 2008 results of operations. In 2008, we estimate that we realized cost savings of approximately $14 million in SG&A expense, in comparison to our 2007 results of operations. We expect to realize additional cost savings of approximately $13 million in cost of goods sold and $22 million in SG&A expense in 2010 relative to 2009. Expense reductions consist primarily of labor and facility costs.
     Further information regarding our restructuring charges can be found under the caption “Note 8: Restructuring charges” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
SEGMENT RESULTS
     Additional financial information regarding our business segments appears under the caption “Note 17: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
Small Business Services
     This segment sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are sold through direct response marketing, referrals from Financial Services financial institution clients and Hostopia telecommunications clients, independent distributors and dealers, the internet and sales representatives.

				Change
				2009 vs.		2008 vs.
(in thousands)	2009	2008	2007	2008		2007
Revenue	$785,109	$851,060	$921,657	(7.7%)		(7.7%)
Operating income	60,804	90,078	132,821	(32.5%)		(32.2%)
Operating margin	7.7%	10.6%	14.4%	(2.9	) pt.	(3.8)	pt.
     The decrease in revenue for 2009, as compared to 2008, was due primarily to general economic conditions which we believe affected our customers’ buying patterns, as well as the continuing decline in check and forms usage. In addition, there was an unfavorable exchange rate impact related to our Canadian operations of $4.1 million for 2009. Partially offsetting these decreases were sales of products and services by businesses acquired in 2008 and 2009, as well as price increases and growth in revenue from fraud protection services.
     Revenue per order for Small Business Services decreased for 2009, as compared to 2008, due to the factors discussed above, as well as the impact of sales of products and services by businesses acquired in 2008 and 2009. The acquisitions reduced revenue per order primarily because we consider each monthly billing generated for web services to be an order, which results in lower revenue per order.
     The decrease in operating income and operating margin for 2009, as compared to 2008, was due to the revenue decline, an increase of $15.0 million in asset impairment charges in 2009, as well as higher performance-based compensation expense, higher material and delivery rates and higher benefit costs related primarily to workers’ compensation claims activity and retiree medical costs. These decreases in operating income were partially offset by continued progress on our cost reduction initiatives and a $1.1 million decrease in restructuring and transaction-related costs in 2009, as compared to 2008. Further information regarding the asset impairment charges can be found under Consolidated Results of Operations and information regarding the restructuring costs can be found under Restructuring Costs.
     The decrease in revenue for 2008, as compared to 2007, was due primarily to general economic conditions which we believe affected our customers’ buying patterns, mainly in our core checks and forms products, as well as discretionary products such as holiday cards, imaging and apparel. Additionally, 2007 included $3 million of revenue generated by our industrial packaging product line which was sold in January 2007, as well as higher non-recurring check sales in Canada due to the introduction of a new check format required by the Canadian Payments Association. Partially offsetting these decreases were sales of products and services by businesses acquired in 2008, as well as growth in revenue from fraud protection services.
     Revenue per order for Small Business Services decreased for 2008, as compared to 2007, due to the factors discussed above, as well as the impact of sales of products and services by businesses acquired in 2008. The acquisitions reduced revenue per order primarily because we consider each monthly billing generated for web services to be an order, which results in lower revenue per order.
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

				Change
				2009 vs.		2008 vs.
(in thousands)	2009	2008	2007	2008		2007
Revenue	$396,353	$430,018	$457,292	(7.8%)		(6.0%)
Operating income	75,091	65,540	74,305	14.6%		(11.8%)
Operating margin	18.9%	15.2%	16.2%	3.7	pt.	(1.0	) pt.
     The decrease in revenue for 2009, as compared to 2008, was due primarily to a decrease in order volume resulting from the continuing decline in check usage, turmoil in the financial services industry, including a higher number of bank failures, and continued economic softness. Our experience indicates that the recent failures and consolidation of companies within the financial services industry has caused some larger financial institutions to lose customers. This reduces our order volume when those customers move their accounts to financial institutions that are not our clients or they reduce or delay their check purchases. Revenue per order increased as compared to 2008, as price increases implemented in the third quarter of 2009 and the fourth quarter of 2008 more than offset the effects of continuing competitive pricing pressure.
     Operating income and operating margin increased for 2009, as compared to 2008, due to the benefit of our various cost reduction initiatives, $10.1 million less in restructuring and related costs in 2009 and increased revenue per order. The increases in operating income and margin were reduced by the volume decline, higher performance-based compensation expense, higher material and delivery rates and higher benefit costs related primarily to workers’ compensation claims activity and retiree medical costs. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs.
     The decrease in revenue for 2008, as compared to 2007, was due to a decrease in order volume resulting from the continuing decline in check usage, as well as non-recurring client conversion activity in 2007. Conversion activity is driven by the need to replace obsolete checks after one financial institution merges with or acquires another. Order volume for 2008 was down 2.9% from 2007, excluding the impact of conversion activity. Additionally, revenue per order was down for 2008, despite price increases in 2007 and 2008, due to this segment’s competitive pricing environment.
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

				Change
				2009 vs.		2008 vs.
(in thousands)	2009	2008	2007	2008		2007
Revenue	$162,733	$187,584	$209,936	(13.2%)		(10.6%)
Operating income	54,694	53,616	62,778	2.0%		(14.6%)
Operating margin	33.6%	28.6%	29.9%	5.0	pt.	(1.3	) pt.
     The decrease in revenue for 2009, as compared to 2008, was due to a reduction in orders stemming from the decline in check usage and our planned lower advertising levels, as well as the weak economy, which negatively impacted our ability to sell additional products. Partially offsetting the volume decline was higher revenue per order resulting from price increases and increased sales of fraud protection services.
     The increase in operating income and margin for 2009, as compared to 2008, was due primarily to our cost reduction initiatives, increased revenue per order and a decrease of $1.5 million in restructuring charges and related costs in 2009. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs. These increases in operating income were partially offset by the lower order volume, increased performance-based compensation expense and increased material and delivery rates.
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

CASH FLOWS
     As of December 31, 2009, we held cash and cash equivalents of $12.8 million. The following table shows our cash flow activity for the last three years and should be read in conjunction with the consolidated statements of cash flows appearing in Item 8 of this report.

				Change
				2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Continuing operations:
Net cash provided by operating activities	$206,438	$198,487	$245,075	$7,951	$(46,588)
Net cash used by investing activities	(81,788)	(135,773)	(10,929)	53,985	(124,844)
Net cash used by financing activities	(128,545)	(67,681)	(224,890)	(60,864)	157,209
Effect of exchange rate change on cash	1,594	(2,053)	1,161	3,647	(3,214)

Net cash (used) provided by continuing operations	(2,301)	(7,020)	10,417	4,719	(17,437)
Net cash (used) provided by operating activities of discontinued operations	(470)	995	(401)	(1,465)	1,396
Net cash used by investing activities of discontinued operations	(30)	—	—	(30)	—

Net change in cash and cash equivalents	$(2,801)	$(6,025)	$10,016	$3,224	$(16,041)

     The $8.0 million increase in cash provided by operating activities for 2009, as compared to 2008, was due primarily to a $23.7 million decrease in 2009 in employee profit sharing and pension contributions related to our 2008 performance, as well as a contract termination payment received in the fourth quarter of 2009 and lower interest and income tax payments. Further information regarding the contract settlement can be found in the outlook discussion under Executive Overview and under Financial Position. The impact of these items was partially offset by an increase of $20.2 million in contract acquisition payments in 2009, the timing of customer rebate payments as compared to 2008 and higher severance payments related to our cost reduction initiatives.
     The $46.6 million decrease in cash provided by operating activities for 2008, as compared to 2007, was due to the lower earnings discussed earlier under Consolidated Results of Operations and a $19.4 million increase in 2008 employee profit sharing and pension contributions related to our 2007 performance. These decreases were partially offset by lower income tax, interest and contract acquisition payments in 2008.
     Included in cash provided by operating activities of continuing operations were the following operating cash outflows:

				Change
				2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Income tax payments	$56,060	$59,997	$89,944	$(3,937)	$(29,947)
Interest payments	43,513	50,441	57,077	(6,928)	(6,636)
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	40,300	36,100	34,100	4,200	2,000
Contract acquisition payments	29,250	9,008	14,230	20,242	(5,222)
Severance payments	16,558	8,645	9,606	7,913	(961)
Employee profit sharing and pension contributions	11,430	35,126	15,720	(23,696)	19,406

     Net cash used by investing activities for 2009 was $54.0 million lower than 2008, primarily due to lower payments for acquisitions in 2009. During 2009, we paid $30.8 million to complete the acquisitions of Abacus America, Inc. and MerchEngines.com, while we paid $104.9 million to acquire Hostopia.com Inc., PartnerUp, Inc., Logo Design Mojo, Inc. and Yoffi Digital Press in 2008. Partially offsetting this decrease in cash used by investing activities were increased investments in capital assets related to e-commerce, manufacturing efficiencies and process improvements in all three of our segments and proceeds of $4.2 million received from the sale of a closed facility in 2008.
     Net cash used by financing activities for 2009 was $60.9 million higher than 2008 due primarily to the net repayment of $52.0 million borrowed on our committed line of credit and payments of $21.2 million to retire long-term notes in 2009. This compares to net borrowings of $10.8 million on our committed line of credit in 2008. Partially offsetting these increases in the use of cash were fewer shares repurchased in 2009.
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
     Significant cash inflows, excluding those related to operating activities, for each year were as follows:

				Change
				2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Net proceeds from short-term debt	$—	$10,800	$—	$(10,800)	$10,800
Proceeds from sales of marketable securities(1)	914	—	1,057,460	914	(1,057,460)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	—	196,329	—	(196,329)
Proceeds from sale of facility and product line	—	4,181	19,214	(4,181)	(15,033)
Proceeds from issuing shares under employee plans	1,972	2,801	15,923	(829)	(13,122)

(1)	During 2007, we purchased short-term marketable securities using the proceeds from the $200.0 million debt we issued in May 2007, as well as using cash generated from operating activities. On October 1, 2007, we sold these marketable securities to repay a debt maturity.

     Significant cash outflows, excluding those related to operating activities, for each year were as follows:

				Change
				2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Net payments on short-term debt	$52,000	$—	$45,460	$52,000	$(45,460)
Cash dividends paid to shareholders	51,279	51,422	52,048	(143)	(626)
Purchases of capital assets	44,266	31,865	32,286	12,401	(421)
Payments for acquisitions, net of cash acquired	30,825	104,879	2,316	(74,054)	102,563
Payments on long-term debt	22,627	1,755	326,582	20,872	(324,827)
Purchases of marketable securities(1)	4,581	—	1,057,460	4,581	(1,057,460)
Payments for common shares repurchased	1,319	21,847	11,288	(20,528)	10,559

(1)	During 2007, we purchased short-term marketable securities using the proceeds from the $200.0 million debt we issued in May 2007, as well as using cash generated from operating activities. On October 1, 2007, we sold these marketable securities to repay a debt maturity.
     We anticipate that net cash provided by operating activities of continuing operations will be between $180 million and $200 million in 2010, compared to $206 million in 2009. We anticipate that higher performance-based compensation payments in 2010 will be partly offset by higher earnings, continued progress on working capital initiatives and lower contract acquisition payments. We anticipate that cash generated by operating activities in 2010 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $40 million, debt reduction, and possibly additional small to medium-size acquisitions. We intend to focus our capital spending on expanding our use of digital printing technology, completing the automation of our flat check packaging process and investing in order fulfillment, delivery productivity and information technology infrastructure. We have no maturities of long-term debt until 2012. As of December 31, 2009, we had $239.0 million available for borrowing under our committed line of credit. We believe our committed line of credit, which expires in July 2010, along with cash generated by operating activities and a replacement line of credit, will be sufficient to support our operations, including capital expenditures, small to medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. We anticipate that we will replace our existing committed line of credit well in advance of its July maturity date. As we negotiate a replacement line of credit, the current unfavorable credit environment and our current credit profile will result in higher interest rates and/or terms which are not as favorable to us as our existing line of credit agreement. Additionally, based on our current credit profile, we anticipate that amounts borrowed under a new line of credit agreement will be secured by certain of our assets.
CAPITAL RESOURCES
     Our total debt was $768.8 million as of December 31, 2009, a decrease of $84.6 million from December 31, 2008. During the first quarter of 2009, we retired $31.2 million of long-term notes, realizing a pre-tax gain of $9.8 million. Our capital structure for each period was as follows:

	December 31,
	2009		2008
		Weighted-		Weighted-
		average		average
		interest		interest
(in thousands)	Amount	rate	Amount	rate	Change
Fixed interest rate	$533,399	6.0%	$773,896	5.7%	$(240,497)
Floating interest rate	235,354	3.0%	78,000	0.9%	157,354
Capital lease	—	—	1,440	10.4%	(1,440)

Total debt	768,753	5.1%	853,336	5.2%	(84,583)
Shareholders’ equity	117,210		53,066		64,144

Total capital	$885,963		$906,402		$(20,439)

     During September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a portion of our notes due in 2012. The carrying amount of long-term debt decreased $0.3 million during 2009 due to the change in fair value of hedged long-term debt. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 6: Derivative financial instruments” and “Note 13: Debt” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations.
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remained available for purchase under this authorization as of December 31, 2009. We repurchased 0.1 million shares during 2009 for $1.3 million, we repurchased 1.1 million shares during 2008 for $21.8 million and we repurchased 0.4 million shares during 2007 for $11.3 million. Further information regarding changes in shareholders’ equity can be found in the consolidated statements of shareholders’ equity (deficit) appearing in Item 8 of this report.
     We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.
     As necessary, we utilize our committed line of credit to meet our working capital requirements. As of December 31, 2009, we had a $275.0 million committed line of credit. The credit agreement governing our committed line of credit contains customary covenants regarding limits on levels of subsidiary indebtedness and requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. Although significant unforeseen asset impairment charges in the future could impact our ability to comply with this debt covenant, we were in compliance with all debt covenants as of December 31, 2009, and we expect to remain in compliance with our debt covenants throughout the remaining term of our line of credit. See Business Challenges/Market Risks for further information regarding asset impairments. We anticipate that we will replace our existing committed line of credit well in advance of its July 2010 maturity date. As we negotiate a replacement line of credit, the current unfavorable credit environment and our current credit profile will result in higher interest rates and/or terms which are not as favorable to us as our existing line of credit agreement. Additionally, based on our current credit profile, we anticipate that amounts borrowed under a new line of credit agreement will be secured by certain of our assets.
     As of December 31, 2009, amounts were available for borrowing under our committed line of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee
Five year line of credit	$275,000	July 2010	0.175%
Amounts drawn on line of credit	(26,000)
Outstanding letters of credit	(10,025)

Net available for borrowing as of December 31, 2009	$238,975

FINANCIAL POSITION
     Contract acquisition costs — Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $29.3 million in 2009, $9.0 million in 2008 and $14.2 million in 2007. We anticipate cash payments of approximately $10 million in 2010. Changes in contract acquisition costs during the last three years were as follows:

(in thousands)	2009	2008	2007
Balance, beginning of year	$37,706	$55,516	$71,721
Additions	32,545	8,808	11,984
Amortization	(24,550)	(26,618)	(28,189)

Balance, end of year	$45,701	$37,706	$55,516

     The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments increased in the mid-2000s, and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. These payments impact the timing of cash flows. An up-front cash payment is made rather than providing higher product discount levels throughout the term of the contract. See Business Challenges/Market Risks for discussion of the recoverability of contract acquisition costs.
     Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $2.8 million as of December 31, 2009 and $4.3 million as of December 31, 2008. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $6.0 million as of December 31, 2009 and $1.2 million as of December 31, 2008.
     Deferred revenue — Deferred revenue of $23.7 million as of December 31, 2009 increased $21.8 million from December 31, 2008 due primarily to a contract termination settlement in the fourth quarter of 2009. The revenue from the contract termination settlement is being recognized over the contract’s remaining service period, which we expect to be six months. In addition to the contract settlement, we recorded deferred revenue in conjunction with the acquisition of Abacus America, Inc. in July 2009. Further information regarding the determination of the fair value of the acquired deferred revenue can be found under the caption “Note 7: Fair value measurements” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
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
     As of December 31, 2009, our contractual obligations were as follows:

			2011 and	2013 and	2015 and
(in thousands)	Total	2010	2012	2014	thereafter
Long-term debt and related interest	$926,047	$41,087	$361,950	$316,782	$206,228
Amounts drawn on line of credit	26,000	26,000	—	—	—
Operating lease obligations	17,433	8,530	7,147	1,756	—
Purchase obligations	70,914	30,081	38,773	2,060	—
Other long-term liabilities	27,560	10,153	10,382	2,827	4,198

Total	$1,067,954	$115,851	$418,252	$323,425	$210,426

     Purchase obligations include amounts due under contracts with third-party service providers. These contracts are primarily for information technology services. Additionally, purchase obligations include amounts due under Direct Checks direct mail advertising agreements and Direct Checks and Financial Services royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligations presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs. Of our total purchase obligations included in the table above, $50.3 million allow for early termination upon the payment of early termination fees. If we were to terminate these agreements, we would have incurred early termination fees of $45.8 million as of December 31, 2009.
     Other long-term liabilities consist primarily of amounts due for our postretirement benefit plan and liabilities for uncertain tax positions, deferred compensation and workers’ compensation. Of the $83.4 million reported as other long-term liabilities in our consolidated balance sheet as of December 31, 2009, $66.0 million is excluded from the obligations shown in the table above. The excluded amounts, including the current portion of each liability, are comprised primarily of the following:
•	Benefit payments for our postretirement benefit plan — We have contributed funds to this plan for the purpose of funding our obligations. Thus, we have the option of paying benefits from the assets of the plan or from the general funds of the company. Additionally, we expect the plan assets to earn income over time. As such, we cannot predict when or if payments from the general funds of the company will be required. As of December 31, 2009, our postretirement benefit plan was underfunded $48.6 million.

•	Payments for uncertain tax positions — Due to the nature of the underlying liabilities and the extended timeframe often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. Our liability for uncertain tax positions, including accrued interest and penalties, was $10.5 million as of December 31, 2009, excluding tax benefits of deductible interest.

•	Insured environmental remediation costs — As of December 31, 2009, $8.0 million of the costs included in our environmental accruals are covered by an environmental insurance policy which we purchased in 2002. The insurance policy does not cover properties acquired subsequent to 2002. The insurance policy covers pre-existing conditions from third-party claims and cost overruns through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. As a result, we expect to receive reimbursements from the insurance company for environmental remediation costs we incur for these insured sites. The related receivables from the insurance company are reflected in other current assets and other non-current assets in our consolidated balance sheets based on the amounts of our environmental accruals for insured sites. Uninsured environmental accruals of $1.4 million as of December 31, 2009 are included in the table above.

•	A portion of the amount due under our deferred compensation plan — Under this plan, some employees may begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur. As such, $1.2 million of our deferred compensation liability as of December 31, 2009 is excluded from the obligations shown in the table above.

     Total contractual obligations do not include the following:
•	Payments to our defined contribution pension and 401(k) plans — The amounts payable under our defined contribution pension and 401(k) plans are dependent on the number of employees providing services throughout the year, their wage rates and, in the case of the 401(k) plan, whether employees elect to participate in the plan.

•	Profit sharing and cash bonus payments — Amounts payable under our profit sharing and cash bonus plans are dependent on our operating performance.

•	Income tax payments, which are dependent upon our earnings.
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

Goodwill and Indefinite-Lived Assets
     As of December 31, 2009, goodwill was comprised of the following:

(in thousands)
Acquisition of New England Business Service, Inc. (NEBS) in June 2004	$472,082
Acquisition of Designer Checks, Inc. in February 2000	77,970
Acquisition of Hostopia.com Inc. in August 2008	68,555
Acquisition of Abacus America, Inc. in July 2009	24,225
Acquisition of the Johnson Group in October 2006	7,320
Acquisition of Direct Checks in December 1987	4,267
Acquisition of Logo Design Mojo, Inc. in April 2008	1,355
Acquisition of MerchEngines.com in July 2009	1,140
Acquisition of Dots and Pixels, Inc. in July 2005	990
Acquisition of All Trade Computer Forms, Inc. in February 2007	762

Goodwill	$658,666

     Further information regarding acquisitions which occurred during the past three years can be found under the caption “Note 4: Acquisitions and disposition” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Goodwill and our indefinite-lived trade name are tested for impairment on an annual basis as of July 31, or more frequently if events or circumstances occur which could indicate impairment. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of our indefinite-lived trade name to determine whether events and circumstances continue to support an indefinite useful life. If we determine that this asset has a finite useful life, we test the asset for impairment and then amortize the asset’s remaining carrying value over its estimated remaining useful life. Further information regarding the fair value measurements completed during 2009 is provided under the caption “Note 7: Fair value measurements” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
     During the first quarter of 2009, we completed impairment analyses of goodwill and our indefinite-lived trade name due to declines in our stock price coupled with the continuing negative impact of the economic downturn on our expected operating results. We also completed our annual impairment analyses during the third quarter of 2009. No impairment analyses were required during the second or fourth quarters of 2009, as there were no indicators of potential impairment during the quarters. Although there were declines in our revenue and operating income compared to the comparable prior year periods, this was consistent with our operating plan and not indicative of impairment.
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
     A two-step approach is used in evaluating goodwill for impairment. First, we compare the fair value of the reporting unit to which the goodwill is assigned to the carrying amount of its net assets. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. The discount rate used is the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the fair value of our reporting units we are required to estimate a number of factors, including projected future operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units’ fair values is compared to our consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit’s net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of the goodwill, we measure the fair value of the reporting unit’s assets and liabilities, excluding goodwill. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill.
     During the first quarter of 2009, we recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units. The annual impairment analysis completed during the third quarter of 2009 indicated that the calculated fair values of our reporting units’ net assets exceeded the carrying values of their net assets by amounts between $18 million and $308 million, or by amounts between 46% and 70% above their carrying values. If our stock price declines in the future for a sustained period or if we are required to significantly reduce our forecasted operating results because of a continuing downturn in economic conditions, it may be indicative of a further decline in our fair value and could require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name.
     As a result of the annual impairment analyses completed during the third quarter of 2008, we recorded non-cash asset impairment charges of $9.3 million related to two indefinite-lived trade names in our Small Business Services segment due to the impact of the economic downturn on our expected operating results and the broader effects of U.S. market conditions on the fair value of the assets. We completed additional impairment analyses as of December 31, 2008, based on the continuing impact of the economic downturn on our expected operating results. As a result, we recorded an additional asset impairment charge of $0.3 million related to the NEBS® trade name during the fourth quarter of 2008, bringing the carrying value of this asset to $25.8 million as of December 31, 2008. The impairment analyses completed as of December 31, 2008 indicated no additional impairment of our other indefinite-lived trade name. Because of the further deterioration in our expected operating results, we determined that the NEBS trade name no longer has an indefinite life, and thus, we began amortizing it over its estimated economic life of 20 years on the straight-line basis beginning in 2009. Although the use of checks and forms is declining, revenues generated from our Small Business Services strategies have, and we expect will continue to, offset a portion of the decline in revenues and cash flows generated from the sale of checks and forms. As such, we believe that the sale of checks and forms, as well as the sale of additional products and services under the NEBS trade name, will generate sufficient cash flows to support our estimated 20-year economic life for this intangible asset. This asset is no longer subject to annual impairment testing, but will be tested for impairment in accordance with our policy on impairment of long-lived assets and amortizable intangibles, as outlined under the caption “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. In addition to the impairment of indefinite-lived trade names, we also recorded a $0.4 million non-cash impairment charge during 2008 related to an amortizable trade name due to a change in our branding strategy.
     The evaluation of asset impairment requires us to make assumptions about future cash flows and revenues over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. If these estimates and assumptions change, we may be required to recognize impairment losses in the future.
Income Taxes
     When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected taxable income, statutory tax rates and tax credits allowed in the various jurisdictions in which we operate. In interim reporting periods, we use an estimate of our annual effective tax rate based on the facts available at the time. Changes in the mix or estimated amount of annual pre-tax income could impact our estimated effective tax rate in interim periods. In the event there is a significant unusual or one-time item recognized in our results of operations, the tax attributable to that item is separately calculated and recorded in the interim period during which the unusual or one-time item occurred. The actual effective tax rate is calculated at year-end.
     Tax laws require certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense, net of the expected tax benefit, in our statements of income. We must assess the likelihood that our deferred tax assets will be realized through future taxable income, and to the extent we believe that realization is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We had deferred tax liabilities in excess of deferred tax assets of $14.0 million as of December 31, 2009, including valuation allowances of $0.9 million. As of December 31, 2008, we had deferred tax assets in excess of deferred tax liabilities of $8.3 million, including valuation allowances of $0.8 million. The valuation allowances relate primarily to Canadian operating loss carryforwards which we do not expect to realize.
     On a regular basis, our income tax returns are reviewed by various domestic and foreign taxing authorities. As such, we record accruals for items which we believe may be challenged by these taxing authorities. The threshold for recognizing the benefits of tax return positions in the financial statements is that they must be “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total amount of unrecognized tax benefits as of December 31, 2009 was $8.0 million, excluding accrued interest and penalties. If the unrecognized tax benefits were recognized in our consolidated financial statements, $6.1 million would affect income tax expense and our related effective tax rate. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2009, we had accrued $2.5 million of interest and penalties, excluding the tax benefit of deductible interest. The statute of limitations for federal tax assessments for 2004 and prior years has closed, with the exception of 2000. Our federal income tax returns for 2006 and 2007 are currently being audited by the Internal Revenue Service (IRS) and our federal income tax returns for 2005, 2008 and 2009 remain subject to IRS examination. In general, income tax returns for the years 2005 through 2009 remain subject to examination by major state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.
     Changes in unrecognized tax benefits during the last three years can be found under the caption: “Note 9: Income tax provision” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $4.3 million to an increase of $0.5 million as we attempt to settle certain federal and state matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes may have on our effective tax rate or cash flows.
     We reduced our income tax provision $3.5 million in 2009, $2.4 million in 2008 and $3.0 million in 2007 for amendments to prior year tax returns claiming refunds primarily associated with federal and state tax credits and the funding of medical costs through our VEBA trust, as well as the related interest. Also during 2008, we reduced our income tax provision $1.2 million for the settlement of amounts due to us under a tax sharing agreement related to the spin-off of our eFunds business in 2000.
Postretirement Benefit Plan
     Detailed information regarding our postretirement benefit plan, including a description of the plan, its related future cash flows, plan assets and the actuarial assumptions used in accounting for the plan, can be found under the caption: “Note 12: Pension and other postretirement benefits” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
     Our net postretirement benefit expense was $7.2 million for 2009 and $4.8 million for 2008 and 2007. Our business segments record postretirement benefit expense in cost of goods sold and SG&A expense, based on the composition of their workforces. Our postretirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, the expected health care cost trend rate and the average remaining life expectancy of plan participants. We analyze the assumptions used each year when we complete our actuarial valuation of the plan. The effects of changes to our assumptions are recognized immediately on the consolidated balance sheet, but are generally amortized into earnings over future periods. If the assumptions utilized in determining our postretirement benefit expense and liability differ from actual events, our results of operations for future periods are impacted.
     Discount rate — The discount rate is used to reflect the time value of money. It is the assumed rate at which future postretirement benefits could be effectively settled. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. In determining the discount rate, we utilize the Hewitt Top Quartile and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. Prior to 2008, we also considered Moody’s high quality corporate bond rates when selecting our discount rate. However, as the number of bonds included in this index fell significantly during 2008 and those bonds do not match the timing of our expected cash flows as well, we no longer utilize these rates. The discount rate established at year-end for purposes of calculating our benefit obligation is also used in the calculation of the interest component of benefit expense for the following year. In measuring the accumulated postretirement benefit obligation as of December 31, 2009, we assumed a discount rate of 5.45%. A 0.25 point change in the discount rate would not impact our annual postretirement benefit expense, but would increase or decrease our postretirement benefit obligation by approximately $3.1 million.
     Expected long-term rate of return on plan assets — The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. In determining this rate, we utilize our historical returns and then adjust these returns for estimated inflation. Our inflation assumption is primarily based on analysis of historical inflation data. In measuring net postretirement benefit expense for 2009, we assumed an expected long-term rate of return on plan assets of 8.5%. A 0.25 point change in this assumption would increase or decrease our annual postretirement benefit expense by approximately $0.2 million.
     Expected health care cost trend rate — The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. In measuring the accumulated postretirement benefit obligation as of December 31, 2009, our initial health care inflation rate for 2010 was assumed to be 8.0%. Our ultimate health care inflation rate was assumed to be 5.0% in 2017 and beyond. A one percentage point increase in the health care inflation rate for each year would increase the accumulated postretirement benefit obligation by $2.4 million and the service and interest cost components of our annual postretirement benefit expense by $0.1 million. A one percentage point decrease in the health care inflation rate for each year would decrease the accumulated postretirement benefit obligation by $2.0 million and the service and interest cost components of our annual postretirement benefit expense by $0.1 million.
     Average remaining life expectancy of plan participants — In determining the average remaining life expectancy of plan participants, our actuaries use a mortality table which includes estimated death rates for each age. We use the RP-2000 Combined Healthy Participant Table projected to the measurement date with Scale AA in determining this assumption.
     When actual events differ from our assumptions or when we change the assumptions used, an unrecognized actuarial gain or loss results. The gain or loss is recognized immediately in the consolidated balance sheet within accumulated comprehensive loss and is amortized into postretirement benefit expense. Effective April 30, 2009, we amended our postretirement benefit plan to decrease the minimum age for eligibility to receive the maximum available benefits from age 58 to age 51 and to decrease the service requirement for maximum retiree cost sharing from 30 years to 25 years. Prior to the April 30, 2009 plan amendment and re-measurement, unrecognized actuarial gains and losses were being amortized over the average remaining service period of plan participants, which was 8.2 years as of December 31, 2008. Because the plan amendment increased the number of participants currently eligible to receive the maximum available benefits, almost all of the plan participants were classified as inactive subsequent to the plan amendment. As such, actuarial gains and losses are required to be amortized over the average remaining life expectancy of inactive plan participants, which was 18.8 years as of April 30, 3009. This change resulted in a $5.2 million decrease in postretirement benefit expense for 2009, as compared to the expense we had expected for 2009 prior to the plan amendments.
See Business Challenges/Market Risks for discussion of the risks related to our postretirement benefit plan.

Restructuring Accruals
     Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. Cost management is one of our strategic objectives and we are continually seeking ways to lower our cost structure. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as on some occasions employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. We reversed previously recorded restructuring accruals of $3.6 million in 2009, $2.4 million in 2008 and $2.6 million in 2007 primarily as a result of fewer employees receiving severance benefits than originally estimated. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
NEW ACCOUNTING PRONOUNCEMENTS
     Information regarding the accounting pronouncements adopted during 2009 can be found under the caption: “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.
     In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures. This guidance requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. Any additional disclosures required under this guidance will be included in our quarterly report on Form 10-Q for the quarter ending March 31, 2010, with the exception of disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for our quarterly report on Form 10-Q for the quarter ending March 31, 2011. For the year ended December 31, 2009, we were not required to present in our consolidated financial statements a rollforward of activity in Level 3 fair value measurements.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.
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
     We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During 2009, we used our committed line of credit to fund working capital, acquisitions and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2009, our total debt was comprised of the following:

		Fair	Weighted-average
(in thousands)	Carrying amount	value(1)	interest rate
Long-term notes maturing December 2012	$279,533	$277,793	3.74%
Long-term notes maturing October 2014	263,220	245,490	5.13%
Long-term notes maturing June 2015	200,000	196,000	7.38%
Amounts drawn on line of credit	26,000	26,000	0.67%

Total debt	$768,753	$745,283	5.06%

(1)	Based on quoted market prices as of December 31, 2009 for identical liabilities when traded as assets, with the exception of amounts drawn on our line of credit for which fair value equals carrying value due to its short-term nature.
     We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.
     In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the changes in fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not material for 2009. The fair value of the interest rate swaps as of December 31, 2009 was $0.2 million and is included in other non-current liabilities on the consolidated balance sheet. Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $1.3 million change in interest expense for 2009, excluding the impact of the interest rate swaps.
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
Report of Independent Registered Accounting Firm
To the Shareholders and Board of Directors of Deluxe Corporation:
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 19, 2010

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$12,789	$15,590
Trade accounts receivable-net of allowances for uncollectible accounts	65,564	68,572
Inventories and supplies	22,122	25,791
Deferred income taxes	10,841	17,825
Funds held for customers	26,901	26,078
Other current assets	21,282	13,230

Total current assets	159,499	167,086
Long-Term Investments (including $2,231 and $1,855, respectively, of investments at fair value)	39,200	36,794
Property, Plant, and Equipment-net of accumulated depreciation	121,797	128,105
Assets Held for Sale	4,527	—
Intangibles-net of accumulated amortization	145,910	154,081
Goodwill	658,666	653,044
Other Non-Current Assets	81,611	79,875

Total assets	$1,211,210	$1,218,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60,640	$61,598
Accrued liabilities	156,408	142,599
Short-term debt	26,000	78,000
Long-term debt due within one year	—	1,440

Total current liabilities	243,048	283,637
Long-Term Debt	742,753	773,896
Deferred Income Taxes	24,800	9,491
Other Non-Current Liabilities	83,399	98,895
Commitments and Contingencies (Notes 9, 13, 14 and 18)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; issued: 2009 — 51,189; 2008 — 51,131)	51,189	51,131
Additional paid-in capital	58,071	54,207
Retained earnings	60,768	12,682
Accumulated other comprehensive loss	(52,818)	(64,954)

Total shareholders’ equity	117,210	53,066

Total liabilities and shareholders’ equity	$1,211,210	$1,218,985

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue	$1,344,195	$1,468,662	$1,588,885
Net restructuring charges (reversals)	4,558	14,867	(368)
Other cost of goods sold	500,224	551,646	574,972

Total cost of goods sold	504,782	566,513	574,604

Gross Profit	839,413	902,149	1,014,281

Selling, general and administrative expense	616,496	670,991	743,449
Net restructuring charges	7,428	13,400	4,701
Asset impairment charges	24,900	9,942	—
Net gain on sale of facility and product line	—	(1,418)	(3,773)

Operating Income	190,589	209,234	269,904

Gain on early debt extinguishment	9,834	—	—
Interest expense	(46,280)	(50,421)	(55,294)
Other income	878	1,363	5,405

Income Before Income Taxes	155,021	160,176	220,015

Income tax provision	55,656	54,304	74,898

Income From Continuing Operations	99,365	105,872	145,117

Net Loss From Discontinued Operations	—	(4,238)	(1,602)

Net Income	$99,365	$101,634	$143,515

Basic Earnings per Share:
Income from continuing operations	$1.94	$2.06	$2.79
Net loss from discontinued operations	—	(0.08)	(0.03)
Basic earnings per share	1.94	1.97	2.76

Diluted Earnings per Share:
Income from continuing operations	$1.94	$2.05	$2.78
Net loss from discontinued operations	—	(0.08)	(0.03)
Diluted earnings per share	1.94	1.97	2.75

Cash Dividends per Share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Net Income	$99,365	$101,634	$143,515

Other Comprehensive Income:
Reclassification of loss on derivative instruments from other comprehensive income to net income, net of tax	1,657	1,383	2,281

Pension and postretirement benefit plans, net of tax:
Net actuarial gain (loss) arising during the period	2,190	(25,540)	(6,094)
Reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	(2,368)	(2,447)	(2,468)
Amortization of net actuarial loss	5,989	5,943	6,156

Unrealized foreign currency translation adjustment	4,668	(5,247)	3,263

Other Comprehensive Income (Loss)	12,136	(25,908)	3,138

Comprehensive Income	$111,501	$75,726	$146,653

Related Tax (Expense) Benefit of Other Comprehensive Income Included in Above Amounts:
Reclassification of loss on derivative instruments from other comprehensive income to net income	$(967)	$(837)	$(1,356)

Pension and postretirement benefit plans:
Net actuarial loss arising during the period	(1,348)	15,757	3,659
Reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	1,447	1,512	1,491
Amortization of net actuarial loss	(3,584)	(3,666)	(3,708)
See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common shares			Retained earnings
	Number	Par	Additional paid-in	(accumulated	Accumulated other	Total shareholders’
	of shares	value	capital	deficit)	comprehensive loss	equity (deficit)
Balance, December 31, 2006	51,519	$51,519	$50,101	$(125,420)	$(41,873)	$(65,673)
Net income	—	—	—	143,515	—	143,515
Cash dividends	—	—	—	(52,048)	—	(52,048)
Common shares issued	767	767	15,971	—	—	16,738
Tax impact of share-based awards	—	—	297	—	—	297
Common shares repurchased	(359)	(359)	(10,929)	—	—	(11,288)
Other common shares retired	(40)	(40)	(1,354)	—	—	(1,394)
Fair value of share-based compensation	—	—	11,710	—	—	11,710
Adoption of measurement date change for postretirement benefit plans, net of tax (Note 12)	—	—	—	(745)	(69)	(814)
Adoption of uncertain tax position guidance (Note 9)	—	—	—	(3,074)	—	(3,074)
Adoption of the fair value option of accounting for a long-term investment, net of tax (Note 1)	—	—	—	242	(242)	—
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	—	(2,406)	(2,406)
Amortization of loss on derivatives, net of tax	—	—	—	—	2,281	2,281
Currency translation adjustment	—	—	—	—	3,263	3,263

Balance, December 31, 2007	51,887	51,887	65,796	(37,530)	(39,046)	41,107
Net income	—	—	—	101,634	—	101,634
Cash dividends	—	—	—	(51,422)	—	(51,422)
Common shares issued	380	380	2,542	—	—	2,922
Tax impact of share-based awards	—	—	(2,468)	—	—	(2,468)
Common shares repurchased	(1,054)	(1,054)	(20,793)	—	—	(21,847)
Other common shares retired	(82)	(82)	(1,639)	—	—	(1,721)
Fair value of share-based compensation	—	—	10,769	—	—	10,769
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	—	(22,044)	(22,044)
Amortization of loss on derivatives, net of tax	—	—	—	—	1,383	1,383
Currency translation adjustment	—	—	—	—	(5,247)	(5,247)

Balance, December 31, 2008	51,131	51,131	54,207	12,682	(64,954)	53,066
Net income	—	—	—	99,365	—	99,365
Cash dividends	—	—	—	(51,279)	—	(51,279)
Common shares issued	237	237	1,735	—	—	1,972
Tax impact of share-based awards	—	—	(2,591)	—	—	(2,591)
Common shares repurchased	(120)	(120)	(1,199)	—	—	(1,319)
Other common shares retired	(59)	(59)	(608)	—	—	(667)
Fair value of share-based compensation	—	—	6,527	—	—	6,527
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	—	5,811	5,811
Amortization of loss on derivatives, net of tax	—	—	—	—	1,657	1,657
Currency translation adjustment	—	—	—	—	4,668	4,668

Balance, December 31, 2009	51,189	$51,189	$58,071	$60,768	$(52,818)	$117,210

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$99,365	$101,634	$143,515
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	—	4,238	1,602
Depreciation	22,463	21,881	21,786
Amortization of intangibles	45,302	42,079	45,774
Asset impairment charges	24,900	9,942	—
Amortization of contract acquisition costs	24,550	26,618	28,189
Deferred income taxes	12,039	(790)	5,280
Employee share-based compensation expense	6,663	9,683	13,533
Gain on early debt extinguishment	(9,834)	—	—
Other non-cash items, net	15,111	21,912	14,772
Changes in assets and liabilities, net of effects of acquisitions, product line disposition and discontinued operations:
Trade accounts receivable	(1,481)	10,578	6,065
Inventories and supplies	2,793	321	(1,264)
Other current assets	(2,109)	(1,807)	3,719
Non-current assets	5,403	5,404	(1,665)
Accounts payable	1,868	(9,768)	667
Contract acquisition payments	(29,250)	(9,008)	(14,230)
Other accrued and non-current liabilities	(11,345)	(34,430)	(22,668)

Net cash provided by operating activities of continuing operations	206,438	198,487	245,075

Cash Flows from Investing Activities:
Purchases of capital assets	(44,266)	(31,865)	(32,286)
Payments for acquisitions, net of cash acquired	(30,825)	(104,879)	(2,316)
Purchase of customer list	(1,639)	(3,637)	—
Purchases of marketable securities	(4,581)	—	(1,057,460)
Proceeds from sales of marketable securities	914	—	1,057,460
Proceeds from sale of facility and product line	—	4,181	19,214
Other	(1,391)	427	4,459

Net cash used by investing activities of continuing operations	(81,788)	(135,773)	(10,929)

Cash Flows from Financing Activities:
Net (payments) proceeds from short-term debt	(52,000)	10,800	(45,460)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	—	196,329
Payments on long-term debt	(22,627)	(1,755)	(326,582)
Change in book overdrafts	(3,360)	(6,370)	(3,006)
Proceeds from issuing shares under employee plans	1,972	2,801	15,923
Excess tax benefit from share-based employee awards	68	112	1,242
Payments for common shares repurchased	(1,319)	(21,847)	(11,288)
Cash dividends paid to shareholders	(51,279)	(51,422)	(52,048)

Net cash used by financing activities of continuing operations	(128,545)	(67,681)	(224,890)

Effect of Exchange Rate Change on Cash	1,594	(2,053)	1,161
Cash (Used) Provided by Operating Activities of Discontinued Operations	(470)	995	(401)
Cash Used by Investing Activities of Discontinued Operations	(30)	—	—

Net Change in Cash and Cash Equivalents	(2,801)	(6,025)	10,016
Cash and Cash Equivalents: Beginning of Year	15,590	21,615	11,599

End of Year	$12,789	$15,590	$21,615

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
     Cash and cash equivalents — We consider all cash on hand and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As a result of our cash management system, checks issued by us but not presented to the banks for payment may create negative book cash balances. These book overdrafts are included in accounts payable and totaled $3.7 million as of December 31, 2009 and $7.1 million as of December 31, 2008.
     Marketable securities — Marketable securities consist of investments in mutual funds. They are classified as available for sale and are carried at fair value on the consolidated balance sheet, based on quoted prices in active markets for identical assets. The cost of securities sold is determined using the specific identification method.
     Trade accounts receivable — Trade accounts receivable are initially recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts, we take several factors into consideration including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for uncollectible accounts are included in selling, general and administrative (SG&A) expense in our consolidated statements of income. The point at which uncollected accounts are written off varies by type of customer, but generally does not exceed one year from the due date of the receivable.
     Inventories and supplies — Inventories and supplies are stated at the lower of average cost or market. Average cost approximates cost calculated on a first-in, first-out basis. Supplies consist of items not used directly in the production of goods, such as maintenance and janitorial supplies utilized in the production area.
     Funds held for customers — As part of our Canadian payroll services business, we collect funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients’ employees and the appropriate taxing authorities. These funds, consisting of cash and a mutual fund investment, are reported as funds held for customers in our consolidated balance sheets. The corresponding liability for these obligations is included in accrued liabilities in our consolidated balance sheets.
     Long-term investments — Long-term investments consist primarily of cash surrender values of life insurance contracts. The carrying amounts reported in the consolidated balance sheets for these investments approximate fair value. Additionally, long-term investments include an investment in domestic mutual funds with a fair value of $2.2 million as of December 31, 2009 and $1.9 million as of December 31, 2008. We have elected to account for this investment under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. We include changes in the fair value of this investment in SG&A expense in the consolidated statements of income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. Changes in the liability are reflected within SG&A expense in the consolidated statements of income. Dividends earned by the mutual fund investments, as reported by the funds, realized gains and losses and permanent declines in value are also included within SG&A expense in the consolidated statements of income. The cost of securities sold is determined using the average cost method. Prior to January 1, 2007, the mutual fund investment was classified as an available for sale security, and unrealized gains and losses, net of tax, were reported in accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets. When we adopted the fair value option of accounting for this investment as of January 1, 2007, the cumulative unrealized gain related to the mutual fund investment of $0.2 million, net of tax, was reclassified from accumulated other comprehensive loss to accumulated deficit. The unrealized pre-tax gain on this investment as of January 1, 2007 was $0.4 million.
     Property, plant and equipment — Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are stated at historical cost. Buildings have been assigned 40-year lives and machinery and equipment are generally assigned lives ranging from one to 11 years, with a weighted-average life of 8.0 years as of December 31, 2009. Buildings, machinery and equipment are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Gains or losses resulting from the disposition of property, plant and equipment are included in SG&A expense in the consolidated statements of income, with the exception of building sales. Such gains and losses are reported separately in the consolidated statements of income.
     Intangibles — Intangible assets are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from one to 20 years, with a weighted-average life of 6.4 years as of December 31, 2009. Customer lists and distributor contracts are amortized using accelerated methods. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events and circumstances warrant a revision to the remaining period of amortization. If our estimate of an asset’s remaining useful life is revised, the remaining carrying amount of the asset is amortized prospectively over the revised remaining useful life. As of December 31, 2009, one of our trade name assets was assigned an indefinite life. As such, this asset is not amortized, but is subject to impairment testing on at least an annual basis. Gains or losses resulting from the disposition of intangibles are included in SG&A expense in the consolidated statements of income.
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
     Impairment of non-amortizable intangibles and goodwill — We evaluate the carrying value of non-amortizable intangibles and goodwill on July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) an adverse change in market conditions which are indicative of a decline in the fair value of the assets.
     When evaluating whether our indefinite-lived trade name is impaired, we compare the carrying amount of the asset to its estimated fair value. The estimate of fair value is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. Should the estimated fair value be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss is calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The impairment analyses completed during 2009 and 2008 indicated impairment of trade names in our Small Business Services segment. See Note 7 for further information regarding these impairment charges and Note 18 for related information regarding market risks. The impairment analysis completed during 2007 indicated no impairment of our indefinite-lived trade names. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of our indefinite-lived asset to determine whether events and circumstances continue to support an indefinite useful life. If we determine that the asset has a finite useful life, we test the asset for impairment and then amortize the asset’s remaining carrying value over its estimated remaining useful life.
     A two-step approach is used in evaluating goodwill for impairment. First, we compare the fair value of the reporting unit to which the goodwill is assigned to the carrying amount of its net assets. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. The discount rate used is the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the fair value of our reporting units we are required to estimate a number of factors, including projected future operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units’ fair values is compared to our consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit’s net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of the goodwill, we measure the fair value of the reporting unit’s assets and liabilities, excluding goodwill. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill. We recorded a goodwill impairment charge during the first quarter of 2009. See Note 7 for further information. The impairment analyses completed during 2008 and 2007 indicated no goodwill impairment. See Note 18 for related information regarding market risks.
     Contract acquisition costs — We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs, which are essentially pre-paid product discounts, consist of cash payments or accruals related to amounts owed to financial institution clients by our Financial Services segment. Contract acquisition costs are generally amortized as reductions of revenue on the straight-line basis over the related contract term. Currently, these amounts are being amortized over periods ranging from one to 10 years, with a weighted-average life of 5.7 years as of December 31, 2009. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Should a financial institution cancel a contract prior to the agreement’s termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets. See Note 18 for related information regarding market risks.

     Advertising costs — Deferred advertising costs include materials, printing, labor and postage costs related to direct response advertising programs of our Direct Checks and Small Business Services segments. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, especially with regard to check re-orders which can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting our results of operations during the period in which the change occurred and in subsequent periods. Within our Direct Checks segment, approximately 81% of the costs of individual advertisements are expensed within six months of the advertisement. The majority of the deferred advertising costs of our Small Business Services segment are fully amortized within six months of the advertisement. Deferred advertising costs are included in other non-current assets in the consolidated balance sheets, as portions are amortized over periods in excess of one year.
     Non-direct response advertising projects are expensed the first time the advertising takes place. Catalogs provided to financial institution clients of the Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense for continuing operations was $83.1 million in 2009, $110.5 million in 2008 and $120.0 million in 2007.
     Restructuring charges — Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as on some occasions employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. Restructuring accruals are included in accrued liabilities and other non-current liabilities in our consolidated balance sheets. In addition to severance benefits, we also typically incur other costs related to restructuring activities including, but not limited to, equipment moves, training and travel. These costs are expensed as incurred.
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
     Derivative financial instruments — Information regarding our derivative financial instruments is found in Note 6. We do not use derivative financial instruments for speculative or trading purposes. All derivative transactions must be linked to an existing balance sheet item or firm commitment, and the notional amount cannot exceed the value of the exposure being hedged.
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
     Revenue recognition — We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Our services, which account for the remainder of our revenue, consist primarily of fraud prevention, web hosting and applications services, and payroll services. We recognize these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting and applications services are deferred and recognized as revenue on the straight-line basis over the term of the customer relationship. Deferred revenue is included in accrued liabilities in our consolidated balance sheets.
     Revenue includes amounts billed to customers for shipping and handling and pass-through costs, such as marketing materials for which our financial institution clients reimburse us. Costs incurred for shipping and handling and pass-through costs are reflected in cost of goods sold. For sales with a right of return, we record a reserve for estimated sales returns based on significant historical experience.
     At times, a financial institution client may terminate its contract with us prior to the end of the contract term. In many of these cases, the financial institution is contractually required to remit a contract termination payment. Such payments are recorded as revenue when the termination agreement is executed, provided that we have no further service or contractual obligations, and collection of the funds is assured. If we have a continuing service obligation following the execution of a contract termination agreement, we record the related revenue over the remaining service period.
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
     Earnings per share — Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted-average number of common shares outstanding during the year, adjusted to give effect to potential common shares such as stock options and shares to be issued under our employee stock purchase plan. When determining the denominator for the diluted earnings per share calculation under the treasury stock method, we exclude from assumed proceeds the impact of pro forma deferred tax assets. As of January 1, 2009, we adopted authoritative guidance requiring earnings per share to be calculated using the two-class method when there are unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. We restated earnings per share for previous periods to comply with this new guidance.
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
     Recently adopted accounting pronouncements — In December 2007, the Financial Accounting Standards Board (FASB) revised the authoritative guidance regarding the accounting for business combinations. This guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals.” The revised accounting treatment for business acquisitions impacts financial statements at the acquisition date and in subsequent periods. We are required to apply the new guidance to business combinations completed after December 31, 2008. Under the new standard, acquisition-related costs must be expensed as incurred. Previously, these costs were capitalized as part of the acquisition’s purchase price. As discussed in Note 4, we completed two acquisitions in July 2009. Acquisition-related costs included in our 2009 consolidated statement of income were not significant. For acquisitions completed prior to January 1, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as adjustments to the cost of the acquisition. This new guidance did not significantly impact our 2009 consolidated financial statements.
     In March 2008, the FASB issued authoritative guidance which changed the disclosure requirements for derivative instruments and hedging activities. This guidance was effective for us on January 1, 2009. Disclosures required under this guidance are presented in Notes 6 and 7.
     In April 2008, the FASB issued authoritative guidance addressing the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008. We did not acquire any limited use intangibles during 2009, and we are not able to predict the impact of this guidance, if any, on the accounting for assets we may acquire in future periods. As of January 1, 2009, we had an intangible asset for distributor contracts which was recorded in conjunction with the acquisition of New England Business Service, Inc. (NEBS) in June 2004. The distributor contract asset had a carrying value of $6.3 million as of December 31, 2009 and is being amortized over nine years. In general, the distributor contracts have an initial five-year term and may be renewed for successive five-year periods upon mutual agreement of both parties. At the time the original fair value of these contracts was determined, an annual 90% contract retention rate was assumed based on historical experience. As of December 31, 2009, the average period remaining to the next contract renewal for our recognized distributor contracts was 2.5 years. Costs related to renewing or extending these contracts are not material and are expensed as incurred.
     In June 2008, the FASB issued authoritative guidance stating that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments are participating securities and should be included in the computation of earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock unit and restricted stock awards provide a nonforfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, we began reporting earnings per share under the two-class method and we restated our historical earnings per share accordingly (see Note 3). The impact on previously reported earnings per share was not significant.
     In December 2008, the FASB issued authoritative guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Any additional disclosures required under the new guidance are presented in Note 12.
     In April 2009, the FASB issued authoritative guidance which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. We are required to apply the new guidance to business combinations completed after December 31, 2008. This new guidance did not significantly impact our 2009 consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of financial instruments for interim reporting periods, as well as in annual financial statements. The disclosures required under this guidance are presented in Note 7.
     In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the new guidance during the quarter ended June 30, 2009. We evaluated subsequent events through February 19, 2010, the date our consolidated financial statements for the year ended December 31, 2009 were filed with the

Securities and Exchange Commission (SEC). We determined there were no subsequent events which required recognition or disclosure in these consolidated financial statements.
     Accounting pronouncements not yet adopted – In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures. This guidance requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. Any additional disclosures required under this guidance will be included in our quarterly report on Form 10-Q for the quarter ending March 31, 2010, with the exception of disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for our quarterly report on Form 10-Q for the quarter ending March 31, 2011. For the year ended December 31, 2009, we were not required to present in our consolidated financial statements a rollforward of activity in Level 3 fair value measurements.
Note 2: Supplementary balance sheet and cash flow information
     Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31:

(in thousands)	2009	2008

Trade accounts receivable	$70,555	$74,502
Allowances for uncollectible accounts	(4,991)	(5,930)

Trade accounts receivable — net	$65,564	$68,572

     Changes in the allowances for uncollectible accounts were as follows:

(in thousands)	2009	2008	2007

Balance, beginning of year	$5,930	$6,877	$7,915
Bad debt expense	5,842	7,756	8,233
Write-offs, net of recoveries	(6,781)	(8,703)	(9,271)

Balance, end of year	$4,991	$5,930	$6,877

     Inventories and supplies — Inventories and supplies were comprised of the following at December 31:

(in thousands)	2009	2008

Raw materials	$4,048	$4,047
Semi-finished goods	8,750	10,807
Finished goods	5,602	6,608

Total inventories	18,400	21,462
Supplies, primarily production	3,722	4,329

Inventories and supplies	$22,122	$25,791

     Property, plant and equipment — Property, plant and equipment was comprised of the following at December 31:

(in thousands)	2009	2008

Land and land improvements	$33,917	$35,097
Buildings and building improvements	120,222	133,865
Machinery and equipment	303,073	300,029

Total	457,212	468,991
Accumulated depreciation	(335,415)	(340,886)

Property, plant and equipment — net	$121,797	$128,105

     Intangibles — During 2009, we retired $85.4 million of fully amortized customer lists/relationships. Intangibles were comprised of the following at December 31:

	2009			2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Indefinite-lived:
Trade name	$19,100	$—	$19,100	$24,000	$—	$24,000
Amortizable intangibles:
Internal-use software	341,822	(285,181)	56,641	315,493	(260,320)	55,173
Customer lists/relationships	55,745	(25,777)	29,968	125,530	(96,963)	28,567
Distributor contracts	30,900	(24,594)	6,306	30,900	(22,792)	8,108
Trade names	51,861	(20,375)	31,486	54,861	(19,920)	34,941
Other	8,683	(6,274)	2,409	8,505	(5,213)	3,292

Amortizable intangibles	489,011	(362,201)	126,810	535,289	(405,208)	130,081

Intangibles	$508,111	$(362,201)	$145,910	$559,289	$(405,208)	$154,081

     Total amortization of intangibles was $45.3 million in 2009, $42.1 million in 2008 and $45.8 million in 2007. Of these amounts, amortization of internal-use software was $25.2 million in 2009, $17.5 million in 2008 and $16.6 million in 2007. Based on the intangibles in service as of December 31, 2009, estimated amortization expense for each of the next five years ending December 31 is as follows:

(in thousands)

2010	$36,355
2011	27,309
2012	14,094
2013	7,808
2014	4,791
     We acquire internal-use software in the normal course of business. In conjunction with acquisitions (see Note 4), we also acquired certain other amortizable intangible assets. The following intangible assets were acquired during the years indicated:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		average		average		average
		amortization		amortization		amortization
(in thousands)	Amount	period	Amount	period	Amount	period

Internal-use software	$24,911	3 years	$39,418	3 years	$17,394	4 years
Customer lists/ relationships	13,943	7 years	19,292	11 years	—	—
Trade names	900	10 years	1,016	9 years	—	—
Other	—	—	900	3 years	—	—

Acquired intangibles	$39,754	5 years	$60,626	6 years	$17,394	4 years

     Goodwill — As of December 31, 2009, goodwill was comprised of the following:

(in thousands)

Acquisition of NEBS in June 2004	$472,082
Acquisition of Designer Checks, Inc. in February 2000(1)	77,970
Acquisition of Hostopia.com Inc. in August 2008 (see Note 4)	68,555
Acquisition of Abacus America, Inc. in July 2009 (see Note 4)	24,225
Acquisition of the Johnson Group in October 2006(1)	7,320
Acquisition of Direct Checks in December 1987	4,267
Acquisition of Logo Design Mojo, Inc. in April 2008 (see Note 4)(1)	1,355
Acquisition of MerchEngines.com in July 2009 (see Note 4)(1)	1,140
Acquisition of Dots and Pixels, Inc. in July 2005	990
Acquisition of All Trade Computer Forms, Inc. in February 2007 (see Note 4)	762

Goodwill	$658,666

(1)	This goodwill is deductible for income tax purposes.
     Changes in goodwill were as follows:

	Small
	Business	Direct
(in thousands)	Services	Checks	Total

Balance, December 31, 2007	$502,686	$82,237	$584,923
Acquisition of Hostopia.com Inc. (see Note 4)	68,555	—	68,555
Acquisition of Logo Design Mojo, Inc. (see Note 4)	1,359	—	1,359
Adjustment to NEBS acquisition uncertain tax positions	(1,436)	—	(1,436)
Currency translation adjustment	(357)	—	(357)

Balance, December 31, 2008	570,807	82,237	653,044
Impairment charge (see Note 7)	(20,000)	—	(20,000)
Acquisition of Abacus America, Inc. (see Note 4)	24,225	—	24,225
Acquisition of MerchEngines.com (see Note 4)	1,140	—	1,140
Currency translation adjustment	257	—	257

Balance, December 31, 2009:
Goodwill	596,429	82,237	678,666
Accumulated impairment charges	(20,000)	—	(20,000)

	$576,429	$82,237	$658,666

     Other non-current assets — Other non-current assets as of December 31 were comprised of the following:

(in thousands)	2009	2008

Contract acquisition costs (net of accumulated amortization of $107,971 and $99,502, respectively)	$45,701	$37,706
Deferred advertising costs	14,455	20,189
Other	21,455	21,980

Other non-current assets	$81,611	$79,875

     See Note 18 for a discussion of market risks related to contract acquisition costs. Changes in contract acquisition costs were as follows:

(in thousands)	2009	2008	2007
Balance, beginning of year	$37,706	$55,516	$71,721
Additions(1)	32,545	8,808	11,984
Amortization	(24,550)	(26,618)	(28,189)

Balance, end of year	$45,701	$37,706	$55,516

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $29,250 in 2009, $9,008 in 2008 and $14,230 in 2007.
     Accrued liabilities — Accrued liabilities as of December 31 were comprised of the following:

(in thousands)	2009	2008
Employee profit sharing and pension	$36,594	$15,061
Funds held for customers	26,901	26,078
Deferred revenue	23,720	1,889
Customer rebates	21,861	29,113
Restructuring due within one year (see Note 8)	11,151	20,379
Wages, including vacation	5,272	12,176
Interest	5,227	5,394
Contract acquisition costs due within one year	2,795	4,326
Other	22,887	28,183

Accrued liabilities	$156,408	$142,599

     Deferred revenue as of December 31, 2009 increased $21.8 million from December 31, 2008 due primarily to a contract termination settlement in the fourth quarter of 2009 and the acquisition of Abacus America, Inc. in July 2009 (see Note 4). The revenue from the contract termination settlement is being recognized over the contract’s remaining service period, which we expect to be six months.
     Supplemental cash flow disclosures — Cash payments for interest and income taxes were as follows for the years ended December 31:

(in thousands)	2009	2008	2007
Interest paid	$43,513	$50,441	$57,077
Income taxes paid	56,060	59,997	89,944
     Proceeds from sales of available for sale marketable securities were $0.9 million for 2009. Purchases of and proceeds from sales of available for sale marketable securities were $1,057.5 million for 2007. We did not hold marketable securities during 2008. Marketable securities purchased and sold during 2009 consisted of investments in mutual funds comprised primarily of short-term investments, including treasury bills and other money market instruments. Marketable securities purchased and sold during 2007 consisted primarily of investments in tax-exempt mutual funds. The funds were comprised of variable rate demand notes, municipal bonds and notes, and commercial paper. For the investments in both years, cost equaled fair value due to the short-term duration of the underlying investments. No realized or unrealized gains or losses on marketable securities were generated during 2009 or 2007.
     For 2007, other investing activities reported on the consolidated statement of cash flows was primarily comprised of cash proceeds of $1.6 million from a mortgage note receivable, benefits of $1.2 million received under life insurance policies and cash proceeds of $1.1 million received from the sale of miscellaneous fixed assets.

Note 3: Earnings per share
     As discussed in Note 1, as of January 1, 2009, we adopted authoritative guidance requiring earnings per share to be calculated using the two-class method when there are unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments. As a result, we have restated earnings per share for 2008 and 2007 to comply with this new guidance. The impact on previously reported earnings per share was not significant.
     The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

(in thousands, except per share amounts)	2009	2008	2007
Earnings per share — basic:
Income from continuing operations	$99,365	$105,872	$145,117
Income allocated to participating securities	(751)	(1,231)	(1,614)

Income available to common shareholders	98,614	104,641	143,503

Weighted-average shares outstanding	50,837	50,905	51,436
Earnings per share — basic	$1.94	$2.06	$2.79

Earnings per share — diluted:
Income from continuing operations	$99,365	$105,872	$145,117
Income allocated to participating securities	(751)	(1,231)	(1,611)
Re-measurement of share-based awards classified as liabilities	(18)	(362)	(10)

Income available to common shareholders	$98,596	$104,279	$143,496

Weighted-average shares outstanding	50,837	50,905	51,436
Dilutive impact of options and employee stock purchase plan	88	15	156

Weighted-average shares and potential dilutive shares outstanding	50,925	50,920	51,592

Earnings per share — diluted	$1.94	$2.05	$2.78

Average antidilutive options excluded from calculation	2,446	3,505	2,124
     Earnings per share amounts for continuing operations, discontinued operations and net income, as presented on the consolidated statements of income, are calculated individually and may not sum due to rounding differences.
Note 4: Acquisitions and disposition
     2009 acquisitions — During July 2009, we purchased all of the common stock of Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings Inc. and a web hosting and internet services provider, in a cash transaction for $27.6 million, net of cash acquired. We acquired this company for its large number of small business subscribers of shared web hosting, hosted e-commerce stores, managed e-mail services, domain name registration and a variety of website management applications. The acquisition was funded using availability on our existing credit facility. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in goodwill of $24.2 million. We believe this acquisition resulted in the recognition of goodwill as we have expanded our customer base and expect to provide the acquired customers upgraded offerings and enhanced web services. The net assets acquired consisted principally of customer relationships with an estimated fair value of $11.9 million and a liability for deferred revenue of $7.3 million. The customer relationship asset is being amortized over seven years using an accelerated method. Further information regarding the calculation of the estimated fair values of the customer relationship asset and the liability for deferred revenue can be found in Note 7. The results of this business were included in our Small Business Services segment from its acquisition date.
     Also during July 2009, we purchased substantially all of the assets of MerchEngines.com, a search engine marketing firm, in a cash transaction for $3.2 million, net of cash acquired. MerchEngines.com provides ad agencies, traditional media companies, online publishers and local aggregators a hosted and fully managed search engine marketing solution. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $1.1 million. We believe this acquisition resulted in the recognition of goodwill as it increases the product offerings we provide to our existing small business customers. The results of this business were included in our Small Business Services segment from its acquisition date.
     2008 acquisitions — In August 2008, we acquired all of the common shares of Hostopia.com Inc. (Hostopia) in a cash transaction for $99.4 million, net of cash acquired. We utilized availability under our existing lines of credit to fund the acquisition. Hostopia is a provider of web services that enable small businesses to establish and maintain an internet presence. It also provides email marketing, fax-to-email, mobility synchronization and other services. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in goodwill of $68.6 million. We believe this acquisition resulted in the recognition of goodwill as Hostopia provides a unified, scaleable services delivery technology platform which we are utilizing as we strive to obtain a greater portion of our revenue from business services. Hostopia’s technology architecture is the primary delivery platform for these business services offerings. The results of this business were included in our Small Business Services segment from its acquisition date.
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

     Acquired intangible assets included internal-use software valued at $17.9 million with useful lives ranging from 3 to 5 years, customer lists/relationships valued at $16.2 million with a useful life of 12 years and a trade name valued at $0.9 million with a useful life of 10 years. The software and trade name assets are being amortized using the straight-line method, while the customer lists/relationships are being amortized using an accelerated method. Further information regarding the calculation of the estimated fair values of the internal-use software and the customer lists/relationships can be found in Note 7.
     We also acquired the assets of PartnerUp, Inc. (PartnerUp), Logo Design Mojo, Inc. (Logo Mojo) and Yoffi Digital Press (Yoffi) during 2008 for an aggregate cash amount of $5.5 million. The PartnerUp transaction includes contingent compensation payments through 2012 based on PartnerUp’s revenue and operating margin, provided the sellers remain employed by the company. PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with resources and contacts to build their businesses. Logo Mojo is a Canadian-based online logo design firm and Yoffi is a commercial digital printer specializing in custom marketing material. The results of all three businesses were included in Small Business Services from their acquisition dates. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $1.4 million related to the Logo Mojo acquisition. We believe this acquisition resulted in goodwill primarily due to Logo Mojo’s web-based workflow which we expected to incorporate into our processes and which increased our product offerings for small businesses. The assets acquired consisted primarily of internal-use software which is being amortized on the straight-line basis over 3 years.
     2007 acquisition — In February 2007, we acquired all of the common stock of All Trade Computer Forms, Inc. (All Trade) for cash of $2.3 million, net of cash acquired. All Trade is a custom form printer based in Canada. The results of this business were included in our Small Business Services segment from its acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $0.7 million. We believe this acquisition resulted in goodwill due to All Trade’s expertise in custom printing which we expected to expand our core printing capabilities and product offerings for small businesses.
     As our acquisitions are immaterial to our operating results both individually and in the aggregate in the year of the transactions, pro forma results of operations are not provided.
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
Note 5: Discontinued operations and assets held for sale
     Discontinued operations — Discontinued operations consisted of our Russell & Miller (R&MSM) retail packaging and signage business, which we sold in January 2009. We evaluate our businesses and product lines periodically for strategic fit within our operations. In December 2008, we determined that this non-strategic business met the criteria to be classified as discontinued operations in our consolidated financial statements. Based on the estimated fair value of this business, we reduced the carrying value of its long-lived assets and inventories and recorded a pre-tax charge of $3.4 million, which was included in net loss from discontinued operations in our 2008 consolidated statement of income. On January 31, 2009, we completed the sale of this business for gross cash proceeds of $0.3 million plus a note receivable. Assets of discontinued operations were included in our Small Business Services segment and consisted of the following:

December 31,
(in thousands)	2008
Trade accounts receivable	$852
Inventories and supplies	36
Other current assets	120
Accounts payable and accrued liabilities	(330)

Net assets of discontinued operations	$678

     Revenue and income from discontinued operations were as follows:

(in thousands)	2009	2008	2007
Revenue	$816	$14,378	$17,482

Loss from operations	$(155)	$(3,031)	$(2,360)
Gain (loss) on disposal	155	(3,416)	—
Income tax benefit	—	2,209	758

Net loss from discontinued operations	$—	$(4,238)	$(1,602)

     Assets held for sale — Assets held for sale as of December 31, 2009 consisted of our facility located in Thorofare, New Jersey, which was closed in April 2009, and our facility located in Greensboro, North Carolina, which was closed in July 2009. Both facilities previously housed manufacturing operations, while the Thorofare location also housed a customer call center. We are actively marketing both properties and expect their selling prices to exceed their carrying values.

     During 2008, we completed the sale of our Flagstaff, Arizona facility, which was closed in August 2008. Proceeds from the sale were $4.2 million, resulting in a pre-tax gain of $1.4 million.
Note 6: Derivative financial instruments
     In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not significant for 2009. The fair value of the interest rate swaps as of December 31, 2009 was $0.2 million and is included in other non-current liabilities on the consolidated balance sheet. See Note 7 for further information regarding the fair value of these instruments.
     During 2004, we entered into $225.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the debt we issued in October 2004 (see Note 13). The termination of the lock agreements in 2004 yielded a deferred pre-tax loss of $17.9 million. During 2002, we entered into two forward rate lock agreements to effectively hedge the annual interest rate on $150.0 million of the $300.0 million notes issued in December 2002 (see Note 13). The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4.0 million. These losses are reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and are being reclassified ratably to our statements of income as increases to interest expense over the term of the related debt. We expect to recognize $2.1 million of the deferred pre-tax losses in interest expense during 2010.
Note 7: Fair value measurements
     2009 asset impairment analyses — We evaluate the carrying value of our indefinite-lived trade name and goodwill on July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. During the quarter ended March 31, 2009, we experienced continued declines in our stock price, as well as a continuing negative impact of the economic downturn on our expected operating results. Based on these indicators of potential impairment, we completed impairment analyses of our indefinite-lived trade name and goodwill as of March 31, 2009. No such impairment analyses were required during the quarters ended June 30, 2009 or December 31, 2009, as there were no indicators of potential impairment during these periods.
     The estimate of fair value of our indefinite-lived trade name is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss is recognized. During the quarter ended March 31, 2009, we recorded a non-cash asset impairment charge in our Small Business Services segment of $4.9 million related to our indefinite-lived trade name.
     A two-step approach is used in evaluating goodwill for impairment. First, we compare the fair value of the reporting unit to which the goodwill is assigned to the carrying amount of its net assets. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. During the quarter ended March 31, 2009, the carrying value of the net assets of one of our reporting units exceeded the estimated fair value. As such, the second step of the goodwill impairment analysis required that we compare the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of the goodwill, we measured the fair value of the reporting unit’s assets and liabilities, excluding goodwill. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill. Significant intangible assets of the reporting unit identified for purposes of this impairment analysis included the indefinite-lived trade name discussed above and a distributor contract intangible asset. The fair value of the distributor contract was measured using the income approach, including adjustments for an estimated distributor retention rate based on historical experience. As a result of our analysis, we recorded a non-cash asset impairment charge in our Small Business Services segment of $20.0 million related to goodwill.

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
     2008 asset impairment analyses — During the quarter ended September 30, 2008, we completed the annual impairment analyses of our indefinite-lived trade names and goodwill. We recorded impairment charges of $9.3 million related to the indefinite-lived trade names as a result of the effects of the economic downturn on our expected revenues and the broader effects of U.S. market conditions on the fair value of the assets. In addition to the impairment analysis of indefinite-lived trade names, we completed a fair value analysis of an amortizable trade name with a carrying value of $0.4 million and recorded an impairment charge of $0.4 million related to this asset. This impairment resulted from a change in our branding strategy.
     As of December 31, 2008, we completed additional impairment analyses of our indefinite-lived trade names and goodwill based on the continuing impact of the economic downturn on our expected operating results. As a result of these analyses, we recorded an asset impairment charge of $0.3 million related to our NEBS® trade name, bringing the carrying value of this asset to $25.8 million as of December 31, 2008. The impairment analysis completed as of December 31, 2008, indicated no impairment of our other indefinite-lived trade name, which had a carrying value of $24.0 million as of December 31, 2008. Because of the further deterioration in our expected operating results, we determined that the NEBS trade name no longer had an indefinite life, and thus, we began amortizing it over its estimated economic life of 20 years on the straight-line basis beginning in 2009. Although the use of checks and forms is declining, revenues generated from our Small Business Services strategies have, and we expect will continue to, offset a portion of the decline in revenues and cash flows generated from the sale of checks and forms. As such, we believe that the sale of checks and forms, as well as the sale of additional products and services under the NEBS trade name, will generate sufficient cash flows to support our estimated 20-year economic life for this intangible asset.
     2007 asset impairment analyses — During the quarter ended September 30, 2007, we completed the annual impairment analyses of our indefinite-lived trade names and goodwill. These analyses did not indicate impairment.
     2009 acquisitions — During 2009, we completed two business combinations (see Note 4). With the exception of goodwill and deferred income taxes, we were required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. The identifiable net assets acquired (excluding goodwill) were comprised primarily of customer relationships and deferred revenue related to the acquisition of Abacus America, Inc. The fair value of the customer relationships was estimated using the multi-period excess earnings method. Assumptions used in this calculation included a same-customer revenue growth rate and an estimated annual customer retention rate. The same-customer growth rate was based on expected pricing and the customer retention rate was based on the business’ historical attrition, as well as management’s estimate of customer retention, the effort required to obtain a customer, customer costs to change suppliers and the effort required to renew contracts. The calculated fair value of the customer relationships was $11.9 million, which is being amortized over seven years using an accelerated method. The calculated fair value of deferred revenue was $7.3 million, based on the direct and incremental costs to provide the services required plus an estimated market-based profit margin.
     2008 acquisitions — During 2008, we completed four business combinations (see Note 4). The identifiable net assets acquired (excluding goodwill) were comprised primarily of internal-use software and customer lists/relationships related to the acquisition of Hostopia. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated using estimated time and labor rates. The calculated fair value of Hostopia’s internal-use software was $17.9 million, which is being amortized on the straight-line basis over periods ranging from 3 to 5 years. The fair value of the customer lists/relationships was estimated using the multi-period excess earnings method. The calculated fair value of the customer lists/relationships was $16.2 million, which is being amortized over 12 years using an accelerated method.
     Discontinued operations — As discussed in Note 5, during 2008, we measured the net assets of discontinued operations at fair value. Based on the estimated fair value of the business sold, we reduced the carrying value of its long-lived assets and inventories and recorded a pre-tax charge of $3.4 million, which was included in net loss from discontinued operations in our

2008 consolidated statement of income. Our estimate of the fair value of this business as of December 31, 2008 was considered a Level 2 fair value measurement, as it was based upon the estimated realizable proceeds from the sale less selling costs.
     Information regarding the nonrecurring fair value measurements completed in each period was as follows:

		Fair value measurements using
(in thousands)	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charge
2009:
Goodwill(1)	$20,245	$—	$—	$20,245	$20,000
Indefinite-lived trade name(2)	19,100	—	—	19,100	4,900

Total impairment charges					$24,900

2008:
Indefinite-lived trade names(3)	$50,100	$—	$—	$50,100	$9,300
Indefinite-lived trade name(4)	25,845	—	—	25,845	255
Amortizable trade name	—	—	—	—	387

Total impairment charges					$9,942

Discontinued operations	$678	$—	$678	$—	$3,416

(1)	Represents the implied fair value of the goodwill assigned to the reporting unit for which we were required to calculate this amount.

(2)	Represents the event-driven impairment analysis completed during the quarter ended March 31, 2009. This asset was reassessed during the quarter ended September 30, 2009 as part of our annual impairment analysis, at which time the fair value of the asset was estimated to be $23,500.

(3)	Represents the annual impairment analysis completed during the quarter ended September 30, 2008, which included two indefinite-lived trade names.

(4)	Represents the event-driven impairment analysis completed during the quarter ended December 31, 2008, which resulted in an impairment charge related to one indefinite-lived trade name. As of December 31, 2008, we determined that this trade name no longer had an indefinite life and we began amortizing it over 20 years on the straight-line basis beginning in 2009.
     Recurring fair value measurements — During 2009, we purchased investments in mutual funds of $4.6 million. These available-for-sale marketable securities are included in other current assets on the consolidated balance sheet. The fair value of these assets is determined based on quoted prices in active markets for identical assets. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the specific identification method. No gains or losses on sales of marketable securities were realized during 2009.
     We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. Information regarding the accounting for this investment is provided in our long-term investments policy in Note 1. We recognized a net unrealized gain on the investment in mutual funds of $0.4 million during 2009. During 2008, we recognized a net unrealized loss of $1.3 million on the investment and during 2007, we recognized a net unrealized loss of $0.1 million.
     The fair value of interest rate swaps (see Note 6) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. During 2009, we recognized a loss on these derivative instruments of $0.2 million, which was offset by a gain of $0.3 million related to a decrease in the fair value of the hedged long-term debt. These changes in fair value are both included in interest expense in the 2009 consolidated statements of income.

     Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
		Quoted prices
	Fair value	in active	Significant	Significant
	as of	markets for	other	unobservable
	December 31,	identical assets	observable	inputs
(in thousands)	2009	(Level 1)	inputs (Level 2)	(Level 3)

Marketable securities(1)	$3,667	$3,667	$—	$—
Long-term investment in mutual funds	2,231	2,231	—	—
Derivative liabilities	152	—	152	—

(1)	Excludes $9,522 of Level 1 marketable securities included in funds held for customers on the consolidated balance sheet as of December 31, 2009.

		Fair value measurements using
		Quoted prices
	Fair value	in active	Significant	Significant
	as of	markets for	other	unobservable
	December 31,	identical assets	observable	inputs
(in thousands)	2008	(Level 1)	inputs (Level 2)	(Level 3)

Long-term investment in mutual funds	$1,855	$1,855	$—	$—
     Fair value measurements of other financial instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.
     Cash and cash equivalents, funds held for customers and short-term debt – The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.
     Long-term debt – The fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market (Level 1 fair value measurement), with the exception of a capital lease obligation which matured in September 2009. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.
     The estimated fair values of these financial instruments were as follows at December 31:

	2009		2008
	Carrying		Carrying
(in thousands)	amount	Fair value	amount	Fair value

Cash and cash equivalents	$12,789	$12,789	$15,590	$15,590
Funds held for customers	26,901	26,901	26,078	26,078
Short-term debt	26,000	26,000	78,000	78,000
Long-term debt	742,753	719,283	773,896	375,500

Note 8: Restructuring charges
     Net restructuring charges for the years ended December 31 consisted of the following components:

(in thousands)	2009	2008	2007

Severance accruals	$10,625	$26,183	$6,891
Severance reversals	(3,523)	(2,401)	(2,082)
Operating lease obligations	1,177	209	—
Operating lease obligation reversals	(32)	(1)	(551)

Net restructuring accruals	8,247	23,990	4,258
Write-off of spare parts inventory	—	3,059	—
Other costs	3,739	1,218	75

Net restructuring charges	$11,986	$28,267	$4,333

     2009 restructuring charges – During 2009, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continue our cost reduction initiatives, including the planned closing of a Small Business Services customer call center located in Colorado Springs, Colorado in the first quarter of 2010, and further consolidation in the sales, marketing and fulfillment organizations. Net restructuring accruals also included operating lease obligations on three manufacturing facilities closed during 2009. The restructuring accruals included severance benefits for 643 employees. These charges were reduced by the reversal of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. The majority of the employee reductions are expected to be completed by the end of 2010. We expect most of the related severance payments to be fully paid by mid-2011, utilizing cash from operations. The remaining payments due under the operating lease obligations will be paid through May 2013. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities. The net restructuring charges were reflected as net restructuring charges of $4.6 million within cost of goods sold and net restructuring charges of $7.4 million within operating expenses in the 2009 consolidated statement of income.
     2008 restructuring charges – During 2008, the net restructuring accruals included severance charges related to the closing of six manufacturing facilities and two customer call centers, as well as employee reductions within our business unit support and corporate shared services functions, primarily sales, marketing and fulfillment. These actions were the result of the continuous review of our cost structure in response to the impact a weakened U.S. economy continued to have on our business, as well as our previously announced cost reduction initiatives. The restructuring accruals included severance benefits for 1,399 employees. One of the customer call centers was closed during the third quarter of 2008 and one manufacturing facility was closed in December 2008. The other facilities were closed during 2009. The other remaining employee reductions and related severance payments will be completed during 2010. These charges were reduced by the reversal of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. Also during 2008, we recorded a $3.1 million write-off of the carrying value of spare parts used on our offset printing presses. During a third quarter review of our cost structure, we made the decision to expand our use of digital printing technology. As such, a portion of the spare parts kept on hand for use on our offset printing presses was written down to zero, as these parts have no future use or market value. The spare parts were included in other non-current assets in our consolidated balance sheet. Other restructuring costs, which were expensed as incurred, included items such as the acceleration of employee share-based compensation expense, equipment moves, training and travel. The net restructuring charges were reflected as net restructuring charges of $14.9 million within cost of goods sold and net restructuring charges of $13.4 million within operating expenses in the 2008 consolidated statement of income.
     2007 restructuring charges – During 2007, net restructuring accruals included severance charges related to employee reductions across various functional areas resulting from our cost reduction initiatives. The restructuring accruals included severance benefits for 217 employees. These employee reductions were substantially completed during 2008, with most of the severance payments made by the end of 2009, utilizing cash from operations. These charges were reduced by the reversal of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated, and we re-negotiated certain operating lease obligations. The net restructuring charges were reflected as net restructuring reversals of $0.4 million within cost of goods sold and net restructuring charges of $4.7 million within operating expenses in the 2007 consolidated statement of income.

     In addition, we recorded accruals for employee severance benefits of $0.2 million which reduced the gain recognized on the sale of our industrial packaging product line (see Note 4) in the 2007 consolidated statement of income.
     Acquisition-related restructuring – In conjunction with the NEBS acquisition in June 2004, we recorded restructuring accruals of $30.2 million related to NEBS activities which we decided to exit. The restructuring accruals included severance benefits and $2.8 million due under noncancelable operating leases on facilities which were vacated as we consolidated operations. The severance accruals included payments due to 701 employees. All severance benefits were fully paid by the end of 2007 and the remaining payments due under the operating lease obligations were settled in early 2009.
     Restructuring accruals of $11.5 million as of December 31, 2009 are reflected in the consolidated balance sheet as accrued liabilities of $11.2 million and other non-current liabilities of $0.3 million. Restructuring accruals of $20.4 million as of December 31, 2008 are reflected in the consolidated balance sheet as accrued liabilities. As of December 31, 2009, 586 employees had not yet started to receive severance benefits. By company initiative, our restructuring accruals were as follows:

	NEBS
	acquisition	2006	2007	2008	2009
(in thousands)	related	initiatives	initiatives	initiatives	initiatives	Total

Balance, December 31, 2006	$1,825	$9,386	$—	$—	$—	$11,211
Restructuring charges	—	158	6,928	—	—	7,086
Restructuring reversals	(656)	(1,415)	(562)	—	—	(2,633)
Payments, primarily severance	(1,133)	(7,804)	(1,677)	—	—	(10,614)

Balance, December 31, 2007	36	325	4,689	—	—	5,050
Restructuring charges	—	5	253	26,134	—	26,392
Restructuring reversals	(1)	(27)	(843)	(1,531)	—	(2,402)
Payments, primarily severance	(16)	(108)	(3,764)	(4,773)	—	(8,661)

Balance, December 31, 2008	19	195	335	19,830	—	20,379
Restructuring charges	—	—	—	886	10,916	11,802
Restructuring reversals	(19)	—	(34)	(3,354)	(148)	(3,555)
Payments, primarily severance	—	(195)	(237)	(15,187)	(1,515)	(17,134)

Balance, December 31, 2009	$—	$—	$64	$2,175	$9,253	$11,492

Cumulative amounts:
Restructuring charges	$30,243	$10,864	$7,181	$27,020	$10,916	$86,224
Restructuring reversals	(859)	(1,671)	(1,439)	(4,885)	(148)	(9,002)
Payments, primarily severance	(29,384)	(9,193)	(5,678)	(19,960)	(1,515)	(65,730)

Balance, December 31, 2009	$—	$—	$64	$2,175	$9,253	$11,492

     The components of our restructuring accruals, by segment, were as follows:

					Operating
					lease
	Employee severance benefits				obligations
	Small				Small
	Business	Financial	Direct		Business
(in thousands)	Services	Services	Checks	Corporate(1)	Services	Total

Balance, December 31, 2006	$2,304	$2,703	$128	$4,481	$1,595	$11,211
Restructuring charges	2,625	1,049	—	3,412	—	7,086
Restructuring reversals	(233)	(471)	(142)	(1,236)	(551)	(2,633)
Inter-segment transfer	633	378	32	(1,043)	—	—
Payments	(3,328)	(2,706)	(18)	(3,554)	(1,008)	(10,614)

Balance, December 31, 2007	2,001	953	—	2,060	36	5,050
Restructuring charges	7,076	3,579	341	15,187	209	26,392
Restructuring reversals	(637)	(405)	(2)	(1,357)	(1)	(2,402)
Inter-segment transfer	378	739	61	(1,178)	—	—
Payments	(4,844)	(1,249)	(249)	(2,303)	(16)	(8,661)

Balance, December 31, 2008	3,974	3,617	151	12,409	228	20,379
Restructuring charges	5,310	1,063	134	4,118	1,177	11,802
Restructuring reversals	(672)	(674)	(7)	(2,170)	(32)	(3,555)
Inter-segment transfer	1,174	—	—	(1,174)	—	—
Payments	(5,041)	(2,953)	(162)	(8,402)	(576)	(17,134)

Balance, December 31, 2009	$4,745	$1,053	$116	$4,781	$797	$11,492

Cumulative amounts:
Restructuring charges	$44,699	$8,952	$603	$27,666	$4,304	$86,224
Restructuring reversals	(1,729)	(1,715)	(151)	(4,823)	(584)	(9,002)
Inter-segment transfer	2,185	1,117	93	(3,395)	—	—
Payments	(40,410)	(7,301)	(429)	(14,667)	(2,923)	(65,730)

Balance, December 31, 2009	$4,745	$1,053	$116	$4,781	$797	$11,492

(1)	As discussed in Note 17: Business segment information, corporate costs are allocated to our business segments. As such, the net Corporate restructuring charges are reflected in the business segment operating income presented in Note 17 in accordance with our allocation methodology.
Note 9: Income tax provision
     The components of the income tax provision for continuing operations were as follows:

(in thousands)	2009	2008	2007

Current tax provision:
Federal	$39,294	$47,714	$60,454
State	4,323	7,380	9,164

Total	43,617	55,094	69,618
Deferred tax provision (benefit)	12,039	(790)	5,280

Provision for income taxes	$55,656	$54,304	$74,898

     The effective tax rate on pre-tax income from continuing operations differed from the U.S. federal statutory tax rate of 35% as follows:

	2009	2008	2007

Income tax at federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal income tax benefit	3.5%	2.7%	2.7%
Non-deductible portion of goodwill impairment charge (see Note 7)	2.9%	—	—
Change in unrecognized tax benefits, including interest and penalties	0.1%	1.1%	0.2%
Receivables for prior year tax returns(1)	(2.2%)	(1.5%)	(1.4%)
Qualified production activity deduction	(1.8%)	(1.7%)	(1.8%)
Other	(1.6%)	(1.7%)	(0.7%)

Income tax provision	35.9%	33.9%	34.0%

(1)	Relates to amendments to prior year income tax returns claiming refunds primarily associated with federal and state income tax credits, as well as related interest.
     On January 1, 2007, we adopted new accounting guidance which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in our judgment is greater than 50% likely to be realized. The total amount of unrecognized tax benefits as of January 1, 2007 was $16.2 million, excluding accrued interest and penalties. As of January 1, 2007, $4.7 million of interest and penalties was accrued, excluding the tax benefits of deductible interest. Interest and penalties recorded for uncertain tax positions were included in our provision for income taxes in the consolidated statements of income prior to our adoption of the new accounting guidance, and we continue this classification subsequent to adoption.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)

Balance, January 1, 2007	$16,202
Additions for tax positions of current year	898
Additions for tax positions of prior years	979
Reductions for tax positions of prior years	(1,159)
Settlements	(2,131)
Lapse of statutes of limitations	(394)

Balance, December 31, 2007	14,395
Additions for tax positions of current year	975
Additions for tax positions of prior years	3,136
Reductions for tax positions of prior years	(2,845)
Settlements	(2,291)
Lapse of statutes of limitations	(1,913)

Balance, December 31, 2008	11,457
Additions for tax positions of current year	606
Additions for tax positions of prior years	2,316
Reductions for tax positions of prior years	(2,152)
Settlements	(3,186)
Lapse of statutes of limitations	(1,063)

Balance, December 31, 2009	$7,978

     If the unrecognized tax benefits as of December 31, 2009 were recognized in our consolidated financial statements, $6.1 million would affect income tax expense and our related effective tax rate. Accruals for interest and penalties, excluding the tax benefits of deductible interest, were $2.5 million as of December 31, 2009, $4.0 million as of December 31, 2008 and $4.8 million as of December 31, 2007. Our income tax provision included expense for interest and penalties of $0.4 million in 2009, $0.2 million in 2008 and $0.9 million in 2007.
     The statute of limitations for federal tax assessments for 2004 and prior years has closed, with the exception of 2000. Our federal income tax returns for 2006 and 2007 are currently being audited by the Internal Revenue Service (IRS) and our federal income tax returns for 2005, 2008 and 2009 remain subject to IRS examination. In general, income tax returns for the years 2005 through 2009 remain subject to examination by major state and city jurisdictions. In the event that we have determined not to file income tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
     Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $4.3 million to an increase of $0.5 million as we attempt to settle certain federal and state tax matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes may have on our effective tax rate.
     The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

     Tax-effected temporary differences which gave rise to deferred tax assets and liabilities as of December 31 were as follows:

	2009		2008
		Deferred		Deferred
	Deferred	tax	Deferred	tax
(in thousands)	tax assets	liabilities	tax assets	liabilities

Goodwill	$—	$29,766	$—	$26,627
Intangible assets	—	25,693	—	26,657
Deferred advertising costs	—	5,342	—	7,664
Early extinguishment of debt (see Note 13)	—	3,798	—	—
Property, plant and equipment	—	2,489	—	781
Employee benefit plans	35,106	—	44,164	—
Reserves and accruals	8,191	—	13,393	—
Interest rate lock agreements (see Note 6)	3,512	—	4,535	—
Inventories	2,565	—	3,168	—
Federal benefit of state uncertain tax positions	2,493	—	4,080	—
All other	5,159	2,971	4,445	2,953

Total deferred taxes	57,026	70,059	73,785	64,682
Valuation allowance	(926)	—	(769)	—

Net deferred taxes	$56,100	$70,059	$73,016	$64,682

     Deferred U.S. and state income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries.
     The valuation allowances primarily relate to the portion of our Canadian operating loss carryforwards which we do not expect to fully realize. As of December 31, 2009, we had foreign operating loss carryforwards of $9.2 million, primarily in Canada, which expire at various dates between 2010 and 2016. We also had state net operating loss carryforwards of $2.0 million which expire at various dates up to 2028.
Note 10: Share-based compensation plans
     Our employee share-based compensation plans consist of our employee stock purchase plan and our stock incentive plan. Effective April 30, 2008, our shareholders approved a new stock incentive plan, simultaneously terminating our previous plan. Under the new plan, 4.0 million shares of common stock were reserved for issuance, with 2.9 million shares remaining available for issuance as of December 31, 2009. Under the plan, full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.29, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.29. We currently have non-qualified stock options, restricted stock units and restricted share awards outstanding under our current and previous plans. See the employee share-based compensation policy in Note 1 for our policies regarding the recognition of compensation expense for employee share-based awards.
     The following amounts were recognized in our consolidated statements of income for share-based compensation awards:

(in thousands)	2009	2008	2007

Stock options	$3,213	$4,296	$2,766
Restricted shares and restricted stock units	3,135	4,987	10,425
Employee stock purchase plan	315	400	342

Total share-based compensation expense	$6,663	$9,683	$13,533

Income tax benefit	$2,375	$3,475	$4,709

     As of December 31, 2009, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $3.9 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.4 years.
     Non-qualified stock options – All options allow for the purchase of shares of common stock at prices equal to the stock’s market value at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to seven years following the date of grant. In the case of qualified retirement, death, disability or involuntary termination without cause, options vest immediately and the period over which the options can be exercised is shortened. Employees forfeit unvested options when they voluntarily terminate their employment with the company, and they have up to three months to exercise vested options before they are cancelled. In the case of involuntary termination with cause, the entire unexercised portion of the award is cancelled. All options may vest immediately upon a change of control, as defined in the award agreement. The following weighted-average assumptions were used in the Black-Scholes option pricing model in determining the fair value of stock options granted:

	2009	2008	2007

Risk-free interest rate (%)	1.6	3.0	4.8
Dividend yield (%)	3.4	3.8	4.4
Expected volatility (%)	44.2	33.2	26.1
Weighted-average option life (years)	4.6	4.6	4.5
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
     Information regarding options issued under the current and all previous plans was as follows:

				Weighted-
			Aggregate	average
		Weighted-	intrinsic	remaining
	Number of	average exercise	value (in	contractual
	option shares	price	thousands)	term (years)

Outstanding at December 31, 2006	3,066,958	$37.27
Granted	914,425	32.73
Exercised	(425,777)	31.36
Forfeited or expired	(271,377)	37.89

Outstanding at December 31, 2007	3,284,229	36.85
Granted	662,164	22.15
Exercised	(19,164)	20.24
Forfeited or expired	(821,834)	38.05

Outstanding at December 31, 2008	3,105,395	33.50
Granted	789,462	9.75
Exercised	(2,700)	9.73
Forfeited or expired	(1,050,870)	39.68

Outstanding at December 31, 2009	2,841,287	24.64	$3,609	4.0

Exercisable at December 31, 2007	1,988,907	$40.78
Exercisable at December 31, 2008	1,977,119	37.43
Exercisable at December 31, 2009	1,642,766	30.60	$63	2.8

     The weighted-average grant-date fair value of options granted was $2.82 per share for 2009, $4.92 per share for 2008 and $6.01 per share for 2007. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $16,000 for 2009, $0.1 million for 2008 and $3.5 million for 2007.
     Restricted stock units – Certain management employees have the option to receive a portion of their bonus payment in the form of restricted stock units. When employees elect this payment method, we provide an additional matching amount of restricted stock units equal to one-half of the restricted stock units earned under the bonus plan. These awards vest two years from the date of grant. In the case of approved retirement, death, disability or change of control, the units vest immediately. In the case of involuntary termination without cause or voluntary termination, employees receive a cash payment for the units earned under the bonus plan, but forfeit the company-provided matching amount.
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
     Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our restricted stock units was as follows:

				Weighted-
			Aggregate	average
		Weighted-	intrinsic	remaining
	Number of	average grant	value (in	contractual
	units	date fair value	thousands)	term (years)

Outstanding at December 31, 2006	79,857	$33.31
Granted	10,743	34.71
Vested	(37,490)	34.53

Outstanding at December 31, 2007	53,110	32.73
Granted	102,991	23.42
Vested	(10,720)	25.79

Outstanding at December 31, 2008	145,381	26.65
Granted	17,248	12.27
Vested	(39,685)	24.04
Forfeited	(2,636)	25.57

Outstanding at December 31, 2009	120,308	25.48	$1,779	3.9

     Of the awards outstanding as of December 31, 2009, 45,737 restricted stock units were classified as liabilities in our consolidated balance sheet at a value of $0.7 million. As of December 31, 2009, these units had a fair value of $14.79 per unit and a weighted-average remaining contractual term of 0.1 year.
     The total intrinsic value of restricted stock units vesting was $0.6 million for 2009, $0.1 million for 2008 and $1.1 million for 2007. We made cash payments to settle share-based liabilities of $2,000 in 2008 and $0.1 million in 2007. During 2009, we did not settle any share-based liabilities in cash.
     Restricted shares – We currently have two types of restricted share awards outstanding. Certain of these awards have a set vesting period at which time the restrictions on the shares lapse. The vesting period on these awards currently ranges from two to three years. We have also granted performance-accelerated restricted shares. The restrictions on these awards lapse three years from the grant date. However, if the performance criteria are met, the restrictions on one-half of the awards will lapse one year from the grant date. For both types of restricted share awards, the restrictions lapse immediately in the case of qualified retirement, death or disability. In the case of involuntary termination without cause or a change of control, restrictions on a pro-rata portion of the shares lapse based on how much of the vesting period has passed. In the case of voluntary termination of employment or termination with cause, the unvested restricted shares are forfeited.

     Information regarding unvested restricted shares was as follows:

		Weighted-
	Number of	average grant
	shares	date fair value

Unvested at December 31, 2006	378,093	$27.52
Granted	250,150	33.00
Vested	(87,133)	29.09
Forfeited	(36,977)	30.10

Unvested at December 31, 2007	504,133	29.78
Granted	242,993	22.08
Vested	(245,331)	30.46
Forfeited	(48,866)	27.48

Unvested at December 31, 2008	452,929	25.53
Granted	44,257	14.81
Vested	(205,685)	25.19
Forfeited	(23,292)	25.82

Unvested at December 31, 2009	268,209	24.00

     The total fair value of restricted shares vesting was $2.5 million for 2009, $5.2 million for 2008 and $3.3 million for 2007.
     Employee stock purchase plan – During 2009, 173,568 shares were issued under this plan at prices of $9.80 and $13.30. During 2008, 156,157 shares were issued under this plan at prices of $20.69 and $12.16. During 2007, 90,452 shares were issued under this plan at prices of $25.44 and $32.10.
Note 11: Employee benefit plans
     Profit sharing, defined contribution and 401(k) plans – We maintain a profit sharing plan, a defined contribution pension plan and a plan established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. These plans cover substantially all full-time and some part-time employees. Employees are eligible to participate in the plans on the first day of the quarter following their first full year of service. We also provide cash bonus programs under which employees may receive cash bonus payments based on our operating performance.
     Contributions to the profit sharing and defined contribution plans are made solely by Deluxe and are remitted to the plans’ respective trustees. Benefits provided by the plans are paid from accumulated funds of the trusts. In 2009, 2008 and 2007, contributions to the defined contribution pension plan equaled 4% of eligible compensation. Contributions to the profit sharing plan vary based on the company’s performance. Under the 401(k) plan, employees under the age of 50 could contribute up to the lesser of $16,500 or 50% of eligible wages during 2009. Employees 50 years of age or older could make contributions of up to $22,000 during 2009. Beginning on the first day of the quarter following an employee’s first full year of service, we match 100% of the first 1% of wages contributed by employees and 50% of the next 4% of wages contributed. All employee and employer contributions are remitted to the plans’ respective trustees and benefits provided by the plans are paid from accumulated funds of the trusts. Payments made under the cash bonus programs vary based on the company’s performance and are paid in cash directly to employees.
     Employees are provided a broad range of investment options to choose from when investing their profit sharing, defined contribution and 401(k) plan funds. Investing in our common stock is not one of these options, although funds selected by employees may at times hold our common stock.

     Expense recognized in the consolidated statements of income for these plans was as follows:

(in thousands)	2009	2008	2007

Profit sharing/cash bonus plans	$22,751	$623	$23,081
Defined contribution pension plan	9,953	11,614	10,761
401(k) plan	6,312	7,936	6,426
     Deferred compensation plan — We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to a maximum of 100 percent of their base salary plus up to 50 percent of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on phantom investments elected by plan participants, which are similar to the investments available in our defined contribution pension plan. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in one payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $3.5 million as of December 31, 2009 and $3.9 million as of December 31, 2008. These amounts are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies. These investments are included in long-term investments in the consolidated balance sheets and totaled $15.0 million as of December 31, 2009 and $14.1 million as of December 31, 2008.
     Voluntary employee beneficiary association (VEBA) trust — We have formed a VEBA trust to fund employee and retiree medical costs and severance benefits. Contributions to the VEBA trust are tax deductible, subject to limitations contained in the Internal Revenue Code. VEBA assets primarily consist of fixed income investments. We made contributions to the VEBA trust of $40.3 million in 2009, $36.1 million in 2008 and $34.1 million in 2007. Our liability for incurred but not reported medical claims exceeded the prepaid balance in the VEBA trust by $0.1 million as of December 31, 2009 and $1.2 million as of December 31, 2008. These amounts are reflected in accrued liabilities in our consolidated balance sheets.
Note 12: Pension and other postretirement benefits
     We have historically provided certain health care benefits for a large number of retired employees. Employees hired prior to January 1, 2002 become eligible for benefits if they attain the appropriate years of service and age prior to retirement. Employees hired on January 1, 2002 or later are not eligible to participate in our retiree health care plan. In addition to our retiree health care plan, we also have a supplemental executive retirement plan (SERP) in the United States. Additionally, we had a pension plan that covered certain Canadian employees which was settled during the quarter ended March 31, 2009 and we had a Canadian SERP which was settled during 2008.
     On January 1, 2007, new accounting guidance required us to change the measurement date for our plans. This guidance requires companies to measure the funded status of a plan as of the date of its year-end balance sheet. We historically used a September 30 measurement date. To transition to a December 31 measurement date, we completed plan measurements for our postretirement benefit and pension plans as of December 31, 2006. Postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, as calculated based on the September 30, 2006 measurement date, was recorded as an increase to accumulated deficit of $0.7 million, net of tax, as of January 1, 2007. Additionally, we adjusted our postretirement assets and liabilities to reflect the funded status of the plans, as calculated based on the December 31, 2006 measurement date. This adjustment, along with the postretirement benefit expense for the period from October 1, 2006 through December 31, 2006, resulted in an increase in other comprehensive loss of $0.1 million, net of tax, as of January 1, 2007. Postretirement benefit expense reflected in our 2007 consolidated statement of income is based on the December 31, 2006 measurement date.
     Effective April 30, 2009, we amended our postretirement benefit plan to decrease the minimum age for eligibility to receive the maximum available benefits from age 58 to age 51 and to decrease the service requirement for maximum retiree cost sharing from 30 years to 25 years. As a result of this amendment, the plan assets and liabilities were re-measured as of April 30, 2009, reducing the underfunded amount of the plan from $60.4 million as of December 31, 2008 to $55.9 million as of April 30, 2009. The reduction in the underfunded amount was primarily due to a change in the discount rate assumption from 6.6% as of December 31, 2008 to 7.25% as of April 30, 2009. The other actuarial assumptions were consistent with those utilized in our determination of the benefit obligation and funded status as of December 31, 2008. Prior to the April 30, 2009 plan amendment and re-measurement, unrecognized actuarial gains and losses were being amortized over the average remaining service period of plan participants, which was 8.2 years as of December 31, 2008. Because the plan amendment increased the number of participants currently eligible to receive the maximum available benefits, almost all of the plan participants were classified as inactive subsequent to the plan amendment. As such, actuarial gains and losses are required to be amortized over the average remaining life expectancy of inactive plan participants, which was 18.8 years as of April 30, 2009. This change resulted in a $5.2 million decrease in postretirement benefit expense for 2009, as compared to the expense we had expected for 2009 prior to the plan amendments.
     Obligations and funded status — The following tables summarize the change in benefit obligation, plan assets and funded status during 2009 and 2008:

	Postretirement
(in thousands)	benefit plan	Pension plans

Change in benefit obligation:
Benefit obligation, December 31, 2007	$133,305	$11,328
Service cost	94	—
Interest cost	7,955	497
Actuarial (gain) loss — net	(1,945)	248
Benefits paid from plan assets, the VEBA trust (see Note 11) and company funds	(10,936)	(543)
Settlement	—	(902)
Medicare Part D reimbursements	692	—
Currency translation adjustment	—	(1,367)

Benefit obligation, December 31, 2008	129,165	9,261
Interest cost	8,560	261
Actuarial loss (gain) — net	7,741	(252)
Benefits paid from plan assets, the VEBA trust (see Note 11) and company funds	(11,320)	(368)
Plan amendments	4,065	—
Settlement	—	(5,252)
Medicare Part D reimbursements	704	—
Currency translation adjustment	—	(195)

Benefit obligation, December 31, 2009	$138,915	$3,455

	Postretirement
(in thousands)	benefit plan	Pension plans

Change in plan assets:
Fair value of plan assets, December 31, 2007	$102,747	$7,362
Actual loss on plan assets	(34,019)	(113)
Company contributions	—	299
Benefits and expenses paid	—	(219)
Settlement	—	(902)
Currency translation adjustment	—	(1,215)

Fair value of plan assets, December 31, 2008	68,728	5,212
Actual gain on plan assets	21,592	172
Company contributions	—	84
Benefits and expenses paid	—	(44)
Settlement	—	(5,252)
Currency translation adjustment	—	(172)

Fair value of plan assets, December 31, 2009	$90,320	$—

Funded status, December 31, 2008	$(60,437)	$(4,049)

Funded status, December 31, 2009	$(48,595)	$(3,455)

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
     Amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2009	2008	2009	2008

Accrued liabilities	$—	$—	$324	$1,126
Other non-current liabilities	48,595	60,437	3,131	2,923
     Amounts included in other comprehensive loss that have not been recognized as components of postretirement benefit expense were as follows:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2009	2008	2009	2008

Unrecognized prior service credit	$(28,182)	$(36,062)	$—	$—
Unrecognized net actuarial loss (gain)	111,748	128,062	(36)	825
Tax effect	(31,201)	(34,403)	21	(261)

Amount recognized in accumulated other comprehensive loss, net of tax	$52,365	$57,597	$(15)	$564

     The unrecognized prior service credit for our postretirement benefit plan resulted from a 2003 curtailment and other plan amendments. These changes resulted in a reduction of the accumulated postretirement benefit obligation. This reduction was first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service credit. The prior service credit is being amortized on the straight-line basis over a weighted-average period of 16 years. Unrecognized actuarial gains and losses are being amortized over the average remaining life expectancy of inactive plan participants, which is currently 18.1 years. The unrecognized net actuarial loss for our postretirement benefit plan resulted from experience different from that assumed and from changes in assumptions.
     Amounts included in accumulated other comprehensive loss as of December 31, 2009 which we expect to recognize in postretirement benefit expense during 2010 are as follows:

Postretirement
(in thousands)	benefit plan
Prior service credit	$(3,742)
Net actuarial loss	5,406

Total	$1,664

     As of December 31, 2009, the United States SERP had an accumulated benefit obligation in excess of plan assets. As of December 31, 2008, both the United States SERP and the Canadian pension plan had accumulated benefit obligations in excess of plan assets, as follows:

(in thousands)	2009	2008

Projected benefit obligation	$3,455	$9,261
Accumulated benefit obligation	3,455	9,261
Fair value of plan assets	—	5,212
     Net pension and postretirement benefit expense — Net pension and postretirement benefit expense for the years ended December 31 consisted of the following components:

	Postretirement benefit plan			Pension plans
(in thousands)	2009	2008	2007	2009	2008	2007

Service cost	$—	$94	$156	$—	$—	$223
Interest cost	8,560	7,955	7,011	262	497	514
Expected return on plan assets	(5,919)	(8,732)	(8,264)	(57)	(265)	(262)
Amortization of prior service credit	(3,815)	(3,959)	(3,959)	—	—	—
Amortization of net actuarial loss	8,383	9,477	9,857	9	8	7

Total periodic benefit expense	7,209	4,835	4,801	214	240	482
Settlement loss	—	—	—	402	221	—

Net periodic benefit expense	$7,209	$4,835	$4,801	$616	$461	$482

     Actuarial assumptions — In measuring benefit obligations as of December 31, the following discount rate assumptions were used:

	Postretirement benefit plan		Pension plans
	2009	2008	2009	2008

Discount rate	5.45%	6.60%	5.45%	4.06% - 6.60%
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

     In measuring net periodic benefit expense for the years ended December 31, the following assumptions were used:

	Postretirement benefit plan			Pension plans
	2009	2008	2007	2009	2008	2007

Discount rate (1)	7.25%	6.20%	5.75%	4.06% - 6.60%	4.43% - 6.20%	4.43% - 5.75%
Expected return on plan assets	8.50%	8.50%	8.75%	4.50%	4.50%	4.50%

(1)	Subsequent to the 2009 plan amendments to our postretirement benefit plan, we used a discount rate of 7.25% for the period from April 30, 2009 through December 31, 2009. A discount rate of 6.60% was used for the period from January 1, 2009 through April 30, 2009.
     In determining the expected long-term rate of return on plan assets, we utilize our historical returns and then adjust these returns for estimated inflation. Our inflation assumption is primarily based on analysis of historical inflation data.
     In measuring the benefit obligation for our postretirement benefit plan, the following assumptions for health care cost trend rates were used:

	2009	2008		2007
		Participants under	Participants over	Participants under	Participants over
	All participants	age 65	age 65	age 65	age 65

Health care cost trend rate assumed for next year	8.00%	7.50%	8.50%	8.25%	9.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.25%	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2017	2012	2014	2012	2014
     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage-	One-percentage-point
(in thousands)	point increase	decrease

Effect on total of service and interest cost	$131	$(106)
Effect on benefit obligation	2,432	(1,960)
     Plan assets — The allocation of plan assets by asset category as of December 31 was as follows:

	Postretirement benefit		Pension
	plan		plans
	2009	2008	2008

U.S. large capitalization equity securities	33%	42%	—
International equity securities	18%	18%	—
U.S. corporate debt securities	14%	13%	—
Mortgage-backed securities	14%	12%	—
Other debt securities	14%	6%	100%
U.S. small and mid-capitalization equity securities	7%	9%	—

Total	100%	100%	100%

     Our postretirement benefit plan has assets that are intended to meet long-term obligations. In order to meet these obligations, we employ a total return investment approach which considers cash flow needs and balances long-term projected returns against expected asset risk, as measured using projected standard deviations. Risk tolerance is established through consideration of projected plan liabilities, the plan’s funded status, projected liquidity needs and current corporate financial condition.
     We adopted new asset allocation percentages for our postretirement benefit plan in August 2009 based on our liability and asset projections. This allocation of plan assets is 33% large capitalization equity securities, 42% fixed income securities, 18% international equity securities and 7% small and mid-capitalization equity securities. Prior to August 2009, our asset allocation target was 80% equity securities and 20% fixed income securities. Plan assets are not invested in real estate, private equity or hedge funds and are not leveraged beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. As we planned to settle our Canadian pension plan, this plan’s assets were invested in fixed income securities as of December 31, 2008. This plan was fully settled during the quarter ended March 31, 2009.
     Information regarding fair value measurements of plan assets as of December 31, 2009 was as follows:

		Fair value measurements using
	Fair value	Quoted prices in
	as of	active markets for	Significant other	Significant
	December 31,	identical assets	observable inputs	unobservable inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

U.S. large capitalization equity securities	$29,941	$29,941	$—	$—
International equity securities	16,219	16,219	—	—
U.S. corporate debt securities	12,845	9,347	3,498	—
Mortgage-backed securities	12,647	—	12,647	—
Other debt securities	12,184	10,144	2,040	—
U.S. small and mid-capitalization equity securities	6,484	6,484	—	—

Total	$90,320	$72,135	$18,185	$—

     Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity and bond markets experienced a significant decline in value. As such, the fair values of our plan assets decreased significantly during the year. See Note 18 for a discussion of market risks related to our plan assets.
     Cash flows — We are not contractually obligated to make contributions to the assets of our postretirement benefit plan, and we do not anticipate making any such contributions during 2010. However, we do anticipate that we will pay net retiree medical benefits of $10.6 million during 2010.
     We have fully funded the United States SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and totaled $6.0 million as of December 31, 2009 and $5.6 million as of December 31, 2008. We plan to pay pension benefits of $0.3 million during 2010.

     The following benefit payments are expected to be paid during the years indicated:

	Postretirement benefit plan			Pension plan
	Gross benefit	Expected Medicare
(in thousands)	payments	subsidy	Net benefit payments	Gross benefit payments

2010	$11,600	$1,000	$10,600	$320
2011	12,200	1,100	11,100	310
2012	12,900	1,200	11,700	310
2013	13,500	1,200	12,300	310
2014	13,700	1,300	12,400	300
2015 — 2019	65,600	7,600	58,000	1,450
Note 13: Debt
     Debt outstanding as of December 31 was as follows:

(in thousands)	2009	2008

5.0% senior, unsecured notes due December 15, 2012, net of discount	$279,533	$299,250
5.125% senior, unsecured notes due October 1, 2014, net of discount	263,220	274,646
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000

Long-term portion of debt	742,753	773,896

Amounts drawn on credit facilities	26,000	78,000
Capital lease obligation due within one year	—	1,440

Short-term portion of debt	26,000	79,440

Total debt	$768,753	$853,336

     Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our line of credit and to invest in marketable securities. On October 1, 2007, we liquidated all of these marketable securities and used the proceeds as part of our repayment of $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $196.0 million as of December 31, 2009, based on quoted prices for identical liabilities when traded as assets.
     In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of NEBS in 2004. During the quarter ended March 31, 2009, we retired $11.5 million of these notes, realizing a pre-tax gain of $4.1 million. As of December 31, 2009, the fair value of the $263.5 million remaining notes outstanding was $245.5 million, based on quoted prices for identical liabilities when traded as assets.
     In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2009, we retired $19.7 million of these notes, realizing a pre-tax gain of $5.7 million. As of December 31, 2009, the fair value of the $280.3 million remaining notes outstanding was $277.8 million, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, during September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges. The carrying amount of long-term debt was reduced $0.3 million during 2009 due to the change in fair value of the hedged long-term debt.
     We have operating leases on certain facilities and equipment. As of December 31, 2009, future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows:

(in thousands)	Operating leases
2010	$8,530
2011	5,022
2012	2,125
2013	1,272
2014	484
2015 and thereafter	—

Total minimum lease payments	$17,433

     Total future minimum lease payments under noncancelable operating leases have not been reduced by minimum sublease rentals due under noncancelable subleases. As of December 31, 2009, minimum future sub-lease rental income was $0.5 million.
     The composition of rent expense the years ended December 31 was as follows:

(in thousands)	2009	2008	2007
Minimum rentals	$8,180	$9,811	$9,143
Sublease rentals	(1,677)	(2,028)	(2,058)

Net rental expense	$6,503	$7,783	$7,085

     In September 2009, we had a capital lease obligation which expired and we relinquished the leased asset. Depreciation of the asset under capital lease is included in depreciation expense in the consolidated statements of cash flows. The balance of the leased asset as of December 31, 2008 was as follows:

(in thousands)	2008
Buildings and building improvements	$11,574
Accumulated depreciation	(10,823)

Net assets under capital lease	$751

     As of December 31, 2009, we had a $275.0 million committed line of credit. The credit agreement governing the line of credit contains customary covenants regarding limits on the levels of subsidiary indebtedness, as well as requiring a ratio of earnings before interest and taxes to interest expense of 3.0 times, as measured quarterly on an aggregate basis for the preceding four quarters. We anticipate that we will replace our existing comitted line of credit well in advance of its July 2010 maturity date. The daily average amount outstanding under our line of credit during 2009 was $69.3 million at a weighted-average interest rate of 0.76%. As of December 31, 2009, $26.0 million was outstanding at an average interest rate of 0.67%. The daily average amount outstanding under our lines of credit during 2008 was $82.6 million at a weighted-average interest rate of 3.05%. As of December 31, 2008, $78.0 million was outstanding at an average interest rate of 0.91%. As of December 31, 2009, amounts were available for borrowing under our committed line of credit as follows:

	Total	Expiration	Commitment
(in thousands)	available	date	fee
Five year line of credit	$275,000	July 2010	0.175%
Amounts drawn on line of credit	(26,000)
Outstanding letters of credit	(10,025)

Net available for borrowing as of December 31, 2009	$238,975

     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.
Note 14: Other commitments and contingencies
     Indemnifications — In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, including breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any likely liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters.
     Environmental matters — We are currently involved in environmental compliance, investigation and remediation activities at some of our current and former sites, primarily printing facilities of our Financial Services and Small Business Services segments which have been sold. Remediation costs are accrued on an undiscounted basis when the obligations are either known or considered probable and can be reasonably estimated. Remediation or testing costs that result directly from the sale of an asset and which we would not have otherwise incurred are considered direct costs of the sale of the asset. As such, they are included in our measurement of the carrying value of the asset sold.
     Accruals for environmental matters were $9.4 million as of December 31, 2009 and $8.3 million as of December 31, 2008, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of income for environmental remediation costs was $1.3 million in 2009, $0.3 million in 2008 and $0.2 million in 2007.

     As of December 31, 2009, $8.0 million of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12.9 million of remediation costs, of which $4.9 million had been paid through December 31, 2009. The insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of December 31, 2009. We do not anticipate significant net cash outlays for environmental matters in 2010. The insurance policy also covers up to $10.0 million of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.
     During 2009, we purchased an additional environmental site liability insurance policy providing coverage on facilities which we acquired as part of the NEBS acquisition in 2004 and the Johnson Group acquisition in 2006. This policy covers liability for claims of bodily injury or property damage arising from pollution events at the covered facilities. The policy also provides remediation coverage should we be required by a governing authority to perform remediation activities at the covered sites. The policy provides coverage of up to $15 million through April 2019. No accruals have been recorded in our consolidated financial statements for any of the events contemplated in this insurance policy.
     Self-insurance — We are self-insured for certain costs, primarily workers’ compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers’ compensation, which totaled $5.8 million as of December 31, 2009 and $5.6 million as of December 31, 2008, is accounted for on a present value basis. The difference between the discounted and undiscounted workers’ compensation liability was $0.1 million as of December 31, 2009 and December 31, 2008. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not accounted for on a present value basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a present value basis. Our total liability for these medical and dental benefits totaled $4.7 million as of December 31, 2009 and $5.7 million as of December 31, 2008. The difference between the discounted and undiscounted medical and dental liability was $0.6 million as of December 31, 2009 and $1.0 million as of December 31, 2008.
     Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.
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
     Pursuant to the Restated Agreement, upon the occurrence of certain events, each right will entitle the holder to purchase one share of common stock at an exercise price of $100. The exercise price may be adjusted from time to time upon the occurrence of certain events outlined in the Restated Agreement. In certain circumstances described in the Restated Agreement, if (i) any person becomes the beneficial owner of 20% or more of the company’s common stock, (ii) the company is acquired in a merger or other business combination or (iii) upon the occurrence of other events, each right will entitle its holder to purchase a number of shares of common stock of the company, or the acquirer or the surviving entity if the company is not the surviving corporation in such a transaction. The number of shares purchasable at the then-current exercise price will be equal to the exercise price of the right divided by 50% of the then-current market price of one share of common stock of the company, or other surviving entity, subject to adjustments provided in the Restated Agreement. The rights expire December 31, 2016, and may be redeemed by the company at a price of $.01 per right at any time prior to the occurrence of the circumstances described above. The Restated Agreement requires an independent director review of the plan at least once every three years. The most recent review was completed in December 2009.
Note 16: Shareholders’ equity
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remained available for purchase under this authorization as of December 31, 2009. We repurchased 0.1 million shares during 2009 for $1.3 million, 1.1 million shares during 2008 for $21.8 million and 0.4 million shares during 2007 for $11.3 million.
     Accumulated other comprehensive loss as of December 31 was comprised of the following:

(in thousands)	2009	2008	2007
Postretirement and defined benefit pension plans:
Unrealized prior service credit	$17,978	$22,858	$25,305
Unrealized net actuarial losses	(70,328)	(81,019)	(61,422)

Postretirement and defined benefit pension plans, net of tax	(52,350)	(58,161)	(36,117)
Loss on derivatives, net of tax(1)	(5,841)	(7,498)	(8,881)
Currency translation adjustment	5,373	705	5,952

Accumulated other comprehensive loss	$(52,818)	$(64,954)	$(39,046)

(1)	Relates to interest rate locks executed in 2004 and 2002. See Note 6 for further information regarding these financial instruments.
Note 17: Business segment information
     We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are sold through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors and dealers, the internet and sales representatives. Financial Services sells personal and business checks, check-related products and services, customer loyalty and retention programs, fraud monitoring and protection services, and stored value gift cards to financial institutions primarily through a direct sales force. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and Europe. No single customer accounted for more than 10% of revenue in 2009, 2008 or 2007.
     The accounting policies of the segments are the same as those described in Note 1. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are reported in that segment’s results. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist primarily of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments and deferred income taxes. Depreciation and amortization expense related to corporate assets which was allocated to the segments was $37.1 million in 2009 and $31.9 million in 2008 and 2007.
     We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.
     The following is our segment information as of and for the years ended December 31:

		Reportable business segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2009	$785,109	$396,353	$162,733	$—	$1,344,195
	2008	851,060	430,018	187,584	—	1,468,662
	2007	921,657	457,292	209,936	—	1,588,885

Operating income:	2009	60,804	75,091	54,694	—	190,589
	2008	90,078	65,540	53,616	—	209,234
	2007	132,821	74,305	62,778	—	269,904

Depreciation and amortization	2009	52,507	10,946	4,312	—	67,765
expense:	2008	49,947	9,664	4,349	—	63,960
	2007	52,830	9,936	4,794	—	67,560

Asset impairment charges:	2009	24,900	—	—	—	24,900
	2008	9,942	—	—	—	9,942
	2007	—	—	—	—	—

Total assets:	2009	778,191	57,716	96,288	279,015	1,211,210
	2008	785,555	47,872	100,535	285,023	1,218,985
	2007	750,483	66,475	102,452	291,345	1,210,755

Capital asset purchases:	2009	—	—	—	44,266	44,266
	2008	—	—	—	31,865	31,865
	2007	—	—	—	32,286	32,286
     During 2009, we modified the manner in which we classify our revenue by product line to present services separately. Previously, the majority of our service revenues were included within the packaging supplies, services and other caption. All three of our business segments generate revenue classified as services.
     Revenue by product for each year was as follows:

(in thousands)	2009	2008	2007

Checks	$851,558	$948,032	$1,032,304
Other printed products, including forms	293,172	328,990	374,138
Services, primarily business	90,918	57,711	30,639
Accessories and promotional products	89,163	109,773	118,181
Packaging supplies and other	19,384	24,156	33,623

Total revenue	$1,344,195	$1,468,662	$1,588,885

     The following information is based on the geographic locations of our subsidiaries:

(in thousands)	2009	2008	2007

Revenue from external customers:
United States	$1,275,885	$1,397,759	$1,517,322
Foreign, primarily Canada	68,310	70,903	71,563

Total revenue	$1,344,195	$1,468,662	$1,588,885

Long-lived assets:
United States	$1,035,705	$1,036,140	$1,005,145
Foreign, primarily Canada	16,006	15,759	13,665

Total long-lived assets	$1,051,711	$1,051,899	$1,018,810

Note 18: Market risks
     Due to failures and consolidations of companies within the financial services industry in 2008 and 2009, as well as the downturn in the broader U.S. economy, including the liquidity crisis in the credit markets, we have identified certain market risks which may affect our future operating performance.
     Economic conditions – As discussed in Note 7, during the quarter ended March 31, 2009, we completed impairment analyses of goodwill and our indefinite-lived trade name due to indicators of potential impairment, and we completed our annual impairment analyses during the quarter ended September 30, 2009. No impairment analyses were required during the quarters ended June 30, 2009 or December 31, 2009, as there were no indicators of potential impairment during these quarters. As a result of the impairment analyses completed during the quarter ended March 31, 2009, we recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units, as well as an impairment charge of $4.9 million in our Small Business Services segment related to an indefinite-lived trade name. The impairment analysis completed during the quarter ended September 30, 2009 indicated that the calculated fair values of our reporting units’ net assets exceeded their carrying values by amounts between $18 million and $308 million, or by amounts between 46% and 70% above the carrying values of their net assets. The calculated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by $4.4 million based on the analysis completed during the quarter ended September 30, 2009. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our expected operating results or share price, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of goodwill and the indefinite-lived trade name.
     Postretirement benefit plan – The fair value of the plan assets of our postretirement benefit plan is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29.9 million increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributed to an increase in postretirement benefit expense of $2.4 million in 2009, as compared to 2008. As of December 31, 2009, the fair value of our plan assets had partially recovered, contributing to an $11.8 million improvement in the unfunded status of our plan as compared to December 31, 2008. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during 2009 and 2008. Rather, we used cash provided by operating activities to make these payments.
     Financial institution clients – Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if we were to lose a significant contract and/or we were unable to recover the value of an unamortized contract acquisition cost or accounts receivable. As of December 31, 2009, unamortized contract acquisition costs totaled $45.7 million, while liabilities for contract acquisition costs not paid as of December 31, 2009 were $8.8 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations. Additionally, if two of our financial institution clients were to consolidate, the increase in general negotiating leverage possessed by the consolidated entities could result in a new contract which is not as favorable to us as those historically negotiated with the clients individually. We may also lose significant business if one of our financial institution clients were taken over by a financial institution which is not one of our clients. However, in this situation, we may be able to collect a contract termination payment. Conversely, further bank consolidations could positively impact our results of operations if we were to obtain business from a non-client financial institution that merges with one of our clients. We may also generate non-recurring conversion revenue when obsolete checks have to be replaced after one financial institution merges with or acquires another. We presently do not have specific information that indicates that we should expect to generate significant income from conversions.

DELUXE CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

	2009 Quarter Ended
	March 31(1)	June 30	September 30(2)	December 31(3)
Revenue	$339,520	$332,069	$332,297	$340,309
Gross profit	210,261	205,105	210,386	213,661
Net income	12,504	27,776	28,555	30,530
Earnings per share:
Basic	0.24	0.54	0.56	0.60
Diluted	0.24	0.54	0.56	0.59
Cash dividends per share	0.25	0.25	0.25	0.25

	2008 Quarter Ended
	March 31	June 30(4)	September 30(5)	December 31(6)
Revenue	$377,077	$363,992	$362,714	$364,879
Gross profit	234,139	226,832	212,624	228,554
Net income	27,317	32,617	13,760	27,940
Earnings per share:
Basic	0.53	0.63	0.27	0.55
Diluted	0.52	0.63	0.27	0.54
Cash dividends per share	0.25	0.25	0.25	0.25
     On January 1, 2009, we adopted authoritative guidance requiring that we calculate earnings per share using the two-class method when there are unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments. As a result, we have restated earnings per share for 2008 to comply with this guidance.

(1)	2009 first quarter results include pre-tax asset impairment charges of $24.9 million related to goodwill and a trade name in our Small Business Services segment. Results also include tax expense of $3.5 million for discrete items, primarily the non-deductible portion of the asset impairment charges.

(2)	2009 third quarter results include net pre-tax restructuring charges of $2.2 million related to our cost reduction initiatives.

(3)	2009 fourth quarter results include net pre-tax restructuring charges of $12.0 million related to our cost reduction initiatives. Results also include a $1.6 million reduction in income tax expense for discrete items, primarily the settlement of a state income tax audit and a number of statute expirations.

(4)	2008 second quarter results include net pre-tax restructuring charges of $2.0 million related to our cost reduction initiatives. Results also include a $1.1 million reduction in income tax expense for discrete items, primarily adjustments to uncertain tax positions.

(5)	2008 third quarter results include net pre-tax restructuring charges of $21.6 million related to our cost reduction initiatives, as well as asset impairment charges of $9.7 million related to trade names in our Small Business Services segment. Results also include a $1.8 million reduction in income tax expense for discrete items, primarily related to the settlement of amounts due to us under a tax sharing agreement related to the spin-off of our eFunds business in 2000, as well as receivables related to amendments to prior year tax returns.

(6)	2008 fourth quarter results include net pre-tax restructuring charges of $5.1 million related to our cost reduction initiatives, as well as an asset impairment charge of $0.3 million related to a trade name in our Small Business Services segment.

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
     Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment we have concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria. The attestation report on our internal control over financial reporting issued by PricewaterhouseCoopers LLP appears in Item 8 of this report.
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
Item 11. Executive Compensation.
     The sections of the proxy statement entitled “Compensation Committee Report,” “Executive Compensation,” “Non-Employee Director Compensation” and “Board Structure and Governance—Compensation Committee Interlocks and Insider Participation” are incorporated by reference to this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The section of the proxy statement entitled “Stock Ownership and Reporting—Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference to this report.
     The following table provides information concerning all of our equity compensation plans as of December 31, 2009:
Equity Compensation Plan Information

			Number of securities remaining
			available for future issuance
	Number of securities to be issued upon	Weighted-average exercise price	under equity compensation plans
	exercise of outstanding options,	of outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)

Equity compensation plans approved by shareholders	2,961,595 (1)	$23.64 (1)	6,913,232 (2)
Equity compensation plans not approved by shareholders	None	None	None

Total	2,961,595	$23.64	6,913,232

(1)	Includes awards granted under our 2008 Stock Incentive Plan and our previous stock incentive plans adopted in 2000, as amended, and in 1994. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 2,841,287 and restricted stock unit awards of 120,308. The restricted stock unit awards require no consideration upon vesting. Therefore, restricted stock units outstanding reduce the total weighted-average exercise price of outstanding options, warrants and rights presented in the table. The weighted-average exercise price excluding restricted stock units is $24.64.

(2)	Includes 4,027,623 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of the total available for future issuance, 2,885,609 shares remain available for issuance under our 2008 Stock Incentive Plan. Under this plan, full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.29, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.29.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     None of our directors or officers, nor any known person who beneficially owns, directly or indirectly, five percent of our common stock, nor any member of the immediate family of any of the foregoing persons has any material interest, direct or indirect, in any transaction since January 1, 2009 or in any presently proposed transaction which, in either case, has affected or will materially affect us. None of our directors or officers is indebted to us.
     The sections of the proxy entitled “Board Structure and Governance—Board Oversight and Director Independence” and “Board Structure and Governance—Related Party Transaction Policy and Procedures” are incorporated by reference to this report.
Item 14. Principal Accounting Fees and Services.
     The sections of the proxy statement entitled “Fiscal Year 2009 Audit and Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Fiscal Year 2009 Audit and Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Accounting Firm Fees and Services” are incorporated by reference to this report.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Financial Statements and Schedules
     The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.
(b) Exhibit Listing
     The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit		Method of
Number	Description	Filing
1.1	Purchase Agreement, dated September 28, 2004, by and among us and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed in Schedule 1 of the Purchase Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004)	*

2.1	Agreement and Plan of Merger, dated as of May 17, 2004, by and among us, Hudson Acquisition Corporation and New England Business Service, Inc. (incorporated by reference to Exhibit (d)(1) to the Deluxe Corporation Schedule TO-T filed with the Commission on May 25, 2004)	*

2.2	Agreement and Plan of Merger, dated as of June 18, 2008, by and among us, Deluxe Business Operations, Inc., Helix Merger Corp. and Hostopia.com Inc. (excluding schedules which we agree to furnish to the Commission upon request) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on June 23, 2008)	*

Exhibit		Method of
Number	Description	Filing
3.1	Articles of Incorporation (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*

4.1	Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)	*

4.2	First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly, Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on December 5, 2002)	*

4.3	Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)	*

4.4	Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.5	Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)	*

4.6	Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.7	Registration Rights Agreement, dated May 14, 2007, by and between us and J.P. Morgan Securities Inc., as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement related to the 7.375% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)	*

4.8	Specimen of 7.375% Senior Notes due 2015 (included in Exhibit 4.6)	*

10.1	Deluxe Corporation 2008 Annual Incentive Plan (incorporated by reference to Appendix A of our definitive proxy statement filed with the Commission on March 13, 2008)**	*

10.2	First Amendment to the Deluxe Corporation 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 14, 2009)**	*

Exhibit		Method of
Number	Description	Filing
10.3	Deluxe Corporation 2008 Stock Incentive Plan (incorporated by reference to Appendix B of our definitive proxy statement filed with the Commission on March 13, 2008)**	*

10.4	First Amendment to the Deluxe Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 14, 2009)**	*

10.5	First Amendment to Deluxe Corporation Non-employee Director Stock and Deferral Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*

10.6	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.7	Deluxe Corporation Deferred Compensation Plan (2008 Restatement) (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*

10.8	First Amendment to the Deluxe Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on December 14, 2009)**	*

10.9	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed with the Commission on January 7, 2002)**	*

10.10	Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**	*

10.11	Deluxe Corporation Supplemental Benefit Plan (incorporated by reference to Exhibit (10)(B) to the Annual Report on Form 10-K for the year ended December 31, 1995)**	*

10.12	First Amendment to the Deluxe Corporation Supplemental Benefit Plan (2001 Restatement) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.13	Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**	*

10.14	Description of Non-Employee Director Compensation Arrangements, updated April 30, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)**	*

Exhibit		Method of
Number	Description	Filing
10.15	Form of Severance Agreement entered into between Deluxe and the following executive officers: Anthony Scarfone, Terry Peterson, Lynn Koldenhoven, Pete Godich, Julie Loosbrock, Malcolm McRoberts, Tom Morefield and Laura Radewald (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**	*

10.16	Employment Agreement dated as of April 10, 2006, between Deluxe and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**	*

10.17	Form of Executive Retention Agreement entered into between Deluxe and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**	*

10.18	Form of Executive Retention Agreement entered into between Deluxe and each Senior Vice President (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**	*

10.19	Form of Executive Retention Agreement entered into between Deluxe and each Vice President designated as an executive officer (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**	*

10.20	Form of Addendum to Executive Retention and Severance Agreements Relating to Section 409A of the Internal Revenue Code (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*

10.21	Form of Agreement for Awards Payable in Restricted Stock Units (rev. 12/08) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*

10.22	Form of Non-Employee Director Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.23	Form of Non-Employee Director Restricted Stock Award Agreement (ver. 4/07) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)**	*

10.24	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.25	Form of Non-Qualified Stock Option Agreement (as amended February 2006) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.26	Form of Non-Qualified Stock Option Agreement (version 2/07) (incorporated by reference to exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*

Exhibit		Method of
Number	Description	Filing
10.27	Form of Non-Qualified Stock Option Agreement (version 2/09) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)**	*

10.28	Form of Performance Accelerated Restricted Stock Award Agreement (version 2/07) (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*

10.29	Form of Cash Performance Award Agreement (version 2/09) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)**	*

10.30	Form of Cash Performance Award Agreement (version 2/10)**	Filed herewith

10.31	Separation Agreement dated as of October 30, 2009, between Deluxe and Richard S. Greene**	Filed herewith

12.1	Statement re: Computation of Ratios	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Incorporated by reference

**	Denotes compensatory plan or management contract
     Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of reasonable expenses in furnishing such copies.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELUXE CORPORATION
Date: February 19, 2010	By:	/s/ Lee Schram
Lee Schram
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2010.

Signature	Title
By /s/ Lee Schram Lee Schram	Chief Executive Officer (Principal Executive Officer)

By /s/ Terry D. Peterson Terry D. Peterson	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* Ronald C. Baldwin	Director

* Charles A. Haggerty	Director

* Isaiah Harris, Jr.	Director

* Don J. McGrath	Director

* Cheryl Mayberry McKissack	Director

* Neil J. Metviner	Director

* Stephen P. Nachtsheim	Director

* Mary Ann O’Dwyer	Director

Signature	Title
* Martyn R. Redgrave	Director

*By:	/s/ Lee Schram
Lee Schram
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
10.30	Form of Cash Performance Award Agreement (version 2/10)

10.31	Separation Agreement dated as of October 30, 2009, between Deluxe and Richard S. Greene

12.1	Statement re: Computation of Ratios

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002