Form 10-Q
period 2010-03-31
DELUXE CORP
filed 2010-05-03
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
☐ Yes ☑ No
The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 19, 2010 was 51,338,716.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$16,328	$12,789
Trade accounts receivable (net of allowances for uncollectible accounts of $4,649 and $4,991, respectively)	57,576	65,564
Inventories and supplies	21,916	22,122
Deferred income taxes	10,448	10,841
Funds held for customers	45,994	26,901
Other current assets	28,044	21,282

Total current assets	180,306	159,499
Long-Term Investments (including $2,113 and $2,231 of investments at fair value, respectively)	35,389	39,200
Property, Plant, and Equipment (net of accumulated depreciation of $338,131 and $335,415, respectively)	118,901	121,797
Assets Held for Sale	4,527	4,527
Intangibles (net of accumulated amortization of $371,157 and $362,201, respectively)	143,398	145,910
Goodwill	659,613	658,666
Other Non-Current Assets	89,836	81,611

Total assets	$1,231,970	$1,211,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,102	$60,640
Accrued liabilities	171,755	156,408
Short-term debt	—	26,000

Total current liabilities	230,857	243,048
Long-Term Debt	745,099	742,753
Deferred Income Taxes	29,983	24,800
Other Non-Current Liabilities	84,850	83,399
Commitments and Contingencies (Notes 11, 12 and 15)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2010 — 51,338; 2009 — 51,189)	51,338	51,189
Additional paid-in capital	59,631	58,071
Retained earnings	81,317	60,768
Accumulated other comprehensive loss	(51,105)	(52,818)

Total shareholders’ equity	141,181	117,210

Total liabilities and shareholders’ equity	$1,231,970	$1,211,210

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2010	2009

Revenue	$335,120	$339,520
Net restructuring charges	621	1,507
Other cost of goods sold	117,742	127,752

Total cost of goods sold	118,363	129,259

Gross Profit	216,757	210,261

Selling, general and administrative expense	148,045	158,356
Net restructuring reversals	(243)	(177)
Asset impairment charges	—	24,900

Operating Income	68,955	27,182

Gain on early debt extinguishment	—	9,834
Interest expense	(10,535)	(12,420)
Other (expense) income	(356)	357

Income Before Income Taxes	58,064	24,953

Income tax provision	24,281	12,449

Income from Continuing Operations	33,783	12,504

Net Loss from Discontinued Operations	(399)	—

Net Income	$33,384	$12,504

Basic Earnings per Share:
Income from continuing operations	$0.66	$0.24
Net loss from discontinued operations	(0.01)	—
Basic earnings per share	0.65	0.24

Diluted Earnings per Share:
Income from continuing operations	$0.66	$0.24
Net loss from discontinued operations	(0.01)	—
Diluted earnings per share	0.65	0.24

Cash Dividends per Share	$0.25	$0.25

Total Comprehensive Income	$35,097	$14,522
See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities:
Net income	$33,384	$12,504
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	399	—
Depreciation	5,053	5,622
Amortization of intangibles	10,394	11,231
Asset impairment charges	—	24,900
Amortization of contract acquisition costs	5,007	6,333
Deferred income taxes	4,699	1,429
Employee share-based compensation expense	1,599	1,495
Gain on early debt extinguishment	—	(9,834)
Other non-cash items, net	2,174	6,095
Changes in assets and liabilities, net of effects of acquisition and discontinued operations:
Trade accounts receivable	7,386	10,728
Inventories and supplies	(395)	61
Other current assets	(2,589)	(972)
Non-current assets	1,594	3,859
Accounts payable	(573)	2,842
Contract acquisition payments	(583)	(14,056)
Other accrued and non-current liabilities	(14,857)	734

Net cash provided by operating activities of continuing operations	52,692	62,971

Cash Flows from Investing Activities:
Purchases of capital assets	(9,799)	(9,958)
Payment for acquisition	(700)	—
Purchases of customer lists	(70)	(614)
Purchases of marketable securities	(2)	—
Proceeds from sales of marketable securities	1,970	—
Other	(157)	(232)

Net cash used by investing activities of continuing operations	(8,758)	(10,804)

Cash Flows from Financing Activities:
Net payments on short-term debt	(26,000)	(9,770)
Payments on long-term debt	—	(21,654)
Payments for debt issue costs, credit facility	(2,065)	—
Change in book overdrafts	(1,454)	(5,348)
Proceeds from issuing shares under employee plans	1,357	1,016
Excess tax benefit from share-based employee awards	277	8
Payments for common shares repurchased	—	(1,319)
Cash dividends paid to shareholders	(12,835)	(12,811)

Net cash used by financing activities of continuing operations	(40,720)	(49,878)

Effect of Exchange Rate Change on Cash	325	(359)
Cash Used by Operating Activities of Discontinued Operations	—	(470)
Cash Used by Investing Activities of Discontinued Operations	—	(6)

Net Change in Cash and Cash Equivalents	3,539	1,454
Cash and Cash Equivalents: Beginning of Period	12,789	15,590

End of Period	$16,328	$17,044

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Consolidated financial statements
     The consolidated balance sheet as of March 31, 2010, the consolidated statements of income for the quarters ended March 31, 2010 and 2009 and the consolidated statements of cash flows for the quarters ended March 31, 2010 and 2009 are unaudited. The consolidated balance sheet as of December 31, 2009 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).
Note 2: New accounting pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures and clarifies some existing disclosure requirements regarding fair value measurements. The disclosures required under this guidance are included in Note 5, with the exception of disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for our quarterly report on Form 10-Q for the quarter ending March 31, 2011.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements for companies that file financial statements with the Securities and Exchange Commission (SEC). This new guidance was effective immediately. We evaluate subsequent events through the date our financial statements are filed with the SEC. See Note 16 for discussion of subsequent events.
Note 3: Supplemental balance sheet information
     Inventories and supplies — Inventories and supplies were comprised of the following:

	March 31,	December 31,
(in thousands)	2010	2009

Raw materials	$3,858	$4,048
Semi-finished goods	9,076	8,750
Finished goods	5,404	5,602

Total inventories	18,338	18,400
Supplies, primarily production	3,578	3,722

Inventories and supplies	$21,916	$22,122

     Marketable securities — Available-for-sale marketable securities included within funds held for customers and other current assets were comprised of the following:

	March 31, 2010
		Gross	Gross
		unrealized	unrealized
(in thousands)	Cost	gains	losses	Fair value

Corporate investments:
Money market securities	$1,983	$—	$—	$1,983
Funds held for customers:(1)
Money market securities	4,959	—	—	4,959
Canadian and provincial government securities	4,954	1	(71)	4,884

Marketable securities — funds held for customers	9,913	1	(71)	9,843

Total marketable securities	$11,896	$1	$(71)	$11,826

(1)	Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2010, also included cash and cash equivalents of $36,151.

	December 31, 2009
		Gross	Gross
		unrealized	unrealized
(in thousands)	Cost	gains	losses	Fair value

Corporate investments:
Money market securities	$3,667	$—	$—	$3,667
Funds held for customers:(1)
Money market securities	9,522	—	—	9,522

Total marketable securities	$13,189	$—	$—	$13,189

(1)	Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2009, also included cash and cash equivalents of $17,379.
     Expected maturities of available-for-sale securities as of March 31, 2010 were as follows:

(in thousands)	Fair value

Due in one year or less	$7,179
Due in one to three years	1,634
Due in three to five years	880
Due after five years	2,133

Total marketable securities	$11,826

     Further information regarding the fair value of marketable securities can be found in Note 5: Fair value measurements.

     Intangibles – Intangibles were comprised of the following:

	March 31, 2010			December 31, 2009
	Gross carrying	Accumulated		Gross carrying	Accumulated
(in thousands)	amount	amortization	Net carrying amount	amount	amortization	Net carrying amount

Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	348,446	(291,932)	56,514	341,822	(285,181)	56,641
Customer lists/relationships	57,073	(28,392)	28,681	55,745	(25,777)	29,968
Distributor contracts	30,900	(25,044)	5,856	30,900	(24,594)	6,306
Trade names	50,461	(19,417)	31,044	51,861	(20,375)	31,486
Other	8,575	(6,372)	2,203	8,683	(6,274)	2,409

Amortizable intangibles	495,455	(371,157)	124,298	489,011	(362,201)	126,810

Intangibles	$514,555	$(371,157)	$143,398	$508,111	$(362,201)	$145,910

     Total amortization of intangibles was $10.4 million for the quarter ended March 31, 2010 and $11.2 million for the quarter ended March 31, 2009. Based on the intangibles in service as of March 31, 2010, estimated future amortization expense is as follows:

(in thousands)

Remainder of 2010	$29,649
2011	29,273
2012	16,109
2013	8,023
2014	4,850
     Goodwill – Changes in goodwill during the quarter ended March 31, 2010 were as follows:

	Small
	Business		Direct
(in thousands)	Services	Financial Services	Checks	Total

Balance, December 31, 2009:
Goodwill	$596,429	$—	$82,237	$678,666
Accumulated impairment charges	(20,000)	—	—	(20,000)

	576,429	—	82,237	658,666

Acquisition of Cornerstone Customer Solutions, LLC (see Note 7)	—	876	—	876
Currency translation adjustment	71	—	—	71

Balance, March 31, 2010:
Goodwill	596,500	876	82,237	679,613
Accumulated impairment charges	(20,000)	—	—	(20,000)

	$576,500	$876	$82,237	$659,613

     Other non-current assets – Other non-current assets were comprised of the following:

	March 31,	December 31,
(in thousands)	2010	2009

Contract acquisition costs (net of accumulated amortization of $89,008 and $107,971, respectively)	$54,777	$45,701
Deferred advertising costs	13,007	14,455
Other	22,052	21,455

Other non-current assets	$89,836	$81,611

     See Note 15 for a discussion of market risks related to contract acquisition costs. Changes in contract acquisition costs during the first quarters of 2010 and 2009 were as follows:

	Quarter Ended March 31,
(in thousands)	2010	2009

Balance, beginning of year	$45,701	$37,706
Additions(1)	14,083	29,265
Amortization	(5,007)	(6,333)

Balance, end of period	$54,777	$60,638

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $583 for the quarter ended March 31, 2010 and $14,056 for the quarter ended March 31, 2009.
     Accrued liabilities – Accrued liabilities were comprised of the following:

	March 31,	December 31,
(in thousands)	2010	2009

Funds held for customers	$45,950	$26,901
Customer rebates	18,091	21,861
Deferred revenue	16,118	23,720
Interest	15,794	5,227
Income tax	14,659	—
Contract acquisition costs due within one year	13,370	2,795
Employee profit sharing and pension	10,115	36,594
Wages, including vacation	9,314	5,272
Restructuring due within one year (see Note 8)	7,173	11,151
Other	21,171	22,887

Accrued liabilities	$171,755	$156,408

     Deferred revenue consists primarily of advance billings related to Abacus America, Inc. and a contract termination settlement executed in the fourth quarter of 2009. The revenue from the contract termination settlement is being recognized over the contract’s remaining service period, which we expect to be through June 2010.
Note 4: Derivative financial instruments
     In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not significant for the quarter ended March 31, 2010. The fair value of the interest rate swaps was an asset of $2.3 million as of March 31, 2010, which is included in other non-current assets on the consolidated balance sheet. As of December 31, 2009, the fair value of the interest rate swaps was a liability of $0.2 million, which is included in other non-current liabilities on the consolidated balance sheet. See Note 5 for further information regarding the fair value of these instruments.
Note 5: Fair value measurements
     2009 asset impairment analyses – We evaluate the carrying value of our indefinite-lived trade name and goodwill as of July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. During the quarter ended March 31, 2009, we experienced continued declines in our stock price, as well as a continuing negative impact of the economic downturn on our expected operating results. Based on these indicators of potential impairment, we completed impairment analyses of our indefinite-lived trade name and goodwill as of March 31, 2009.
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
     A two-step approach is used in evaluating goodwill for impairment. First, we compare the fair value of the reporting unit to which the goodwill is assigned to the carrying amount of its net assets. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. During the quarter ended March 31, 2009, the carrying value of the net assets of one of our reporting units exceeded the estimated fair value. As such, the second step of the goodwill impairment analysis required that we compare the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of the goodwill, we measured the fair value of the reporting unit’s assets and liabilities, excluding goodwill. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill. Significant intangible assets of the reporting unit identified for purposes of this impairment analysis included the indefinite-lived trade name discussed above and a distributor contract intangible asset. The fair value of the distributor contract was measured using the income approach, including adjustments for an estimated distributor retention rate based on historical experience. As a result of our analysis, we recorded a non-cash asset impairment charge during the quarter ended March 31, 2009 in our Small Business Services segment of $20.0 million related to goodwill.
     Information regarding the nonrecurring fair value measurements completed during the quarter ended March 31, 2009 was as follows:

		Fair value measurements using
	Fair value	Quoted prices in active	Significant other	Significant
	as of measurement	markets for identical	observable inputs	unobservable inputs
(in thousands)	date	assets (Level 1)	(Level 2)	(Level 3)	Impairment charge

Goodwill(1)	$20,245	$—	$—	$20,245	$20,000
Indefinite-lived trade name(2)	19,100	—	—	19,100	4,900

Total impairment charges					$24,900

(1)	Represents the implied fair value of the goodwill assigned to the reporting unit for which we were required to calculate this amount.

(2)	Represents the event-driven impairment analysis completed during the quarter ended March 31, 2009. This asset was reassessed during the quarter ended September 30, 2009 as part of our annual impairment analysis, at which time the fair value of the asset was estimated to be $23,500.
     Recurring fair value measurements – As corporate investments, we held available-for-sale marketable securities of $2.0 million as of March 31, 2010 and $3.7 million as of December 31, 2009. These investments are included in other current assets on the consolidated balance sheets. The fair value of these assets is determined based on quoted prices in active markets for identical assets. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of marketable securities were realized during the quarters ended March 31, 2010 or March 31, 2009.

     Funds held for customers included available-for-sale marketable securities of $9.8 million as of March 31, 2010 and $9.5 million as of December 31, 2009. The fair value of these assets is determined based on quoted prices in active markets for identical assets. Unrealized gains and losses, net of tax, are included in other comprehensive loss on the consolidated balance sheets. Realized gains and losses are included in revenue on the consolidated statements of income and were not significant for the quarter ended March 31, 2010. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarter ended March 31, 2010. Funds held for customers during the quarter ended March 31, 2009 did not include marketable securities.
     We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. Realized and unrealized gains and losses, as well as dividends earned by the investment, are included in selling, general and administrative (SG&A) expense in our consolidated statements of income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of income. The cost of securities sold is determined using the average cost method. We recognized a net unrealized gain on the investment in mutual funds of $42,000 during the quarter ended March 31, 2010 and a net unrealized loss of $0.3 million during the quarter ended March 31, 2009. No realized gains or losses were recognized during the quarters ended March 31, 2010 or March 31, 2009.
     The fair value of interest rate swaps (see Note 4) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate applicable to the interest rate swaps. During the quarter ended March 31, 2010, we recognized a gain on these derivative instruments of $2.5 million, which was offset by a loss of $2.3 million related to an increase in the fair value of the hedged long-term debt. These changes in fair value are both included in interest expense in the consolidated statement of income for the quarter ended March 31, 2010.
     Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
		Quoted prices in
	Fair value	active markets for	Significant other	Significant
	as of	identical assets	observable inputs	unobservable inputs
(in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Marketable securities – funds held for customers	$9,843	$9,843	$—	$—
Marketable securities – corporate investments	1,983	1,983	—	—
Long-term investment in mutual funds	2,113	2,113	—	—
Derivative assets	2,311	—	2,311	—

		Fair value measurements using
		Quoted prices in
	Fair value	active markets for	Significant other	Significant
	as of	identical assets	observable inputs	unobservable inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Marketable securities – funds held for customers	$9,522	$9,522	$—	$—
Marketable securities – corporate investments	3,667	3,667	—	—
Long-term investment in mutual funds	2,231	2,231	—	—
Derivative liabilities	152	—	152	—

     Fair value measurements of other financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.
     Cash and cash equivalents, cash and cash equivalents included within funds held for customers, and short-term debt — The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.
     Long-term debt — The fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market (Level 1 fair value measurement). The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.
     The estimated fair values of these financial instruments were as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Cash and cash equivalents	$16,328	$16,328	$12,789	$12,789
Cash and cash equivalents — funds held for customers	36,151	36,151	17,379	17,379
Short-term debt	—	—	26,000	26,000
Long-term debt	745,099	722,880	742,753	719,283
Note 6: Earnings per share
     The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2010	2009

Earnings per share — basic:
Income from continuing operations	$33,783	$12,504
Income allocated to participating securities	(187)	(100)

Income available to common shareholders	$33,596	$12,404

Weighted-average shares outstanding	51,041	50,714
Earnings per share — basic	$0.66	$0.24

Earnings per share — diluted:
Income from continuing operations	$33,783	$12,504
Income allocated to participating securities	(187)	(100)
Re-measurement of share-based awards classified as liabilities	55	(160)

Income available to common shareholders	$33,651	$12,244

Weighted-average shares outstanding	51,041	50,714
Dilutive impact of options and employee stock purchase plan	178	12

Weighted-average shares and potential dilutive shares outstanding	51,219	50,726

Earnings per share — diluted	$0.66	$0.24

Antidilutive options excluded from calculation	2,391	3,169

Note 7: Acquisition and discontinued operations
     During March 2010, we purchased the assets of Cornerstone Customer Solutions, LLC (CCS) in a cash transaction for $0.7 million. CCS is a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. The results of operations of this business from its acquisition date are included in our Financial Services segment. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $0.9 million. We believe this acquisition resulted in the recognition of goodwill as we are offering these strategic and tactical marketing solutions to our financial institution clients. Transaction costs related to this acquisition were expensed as incurred and were not significant to our consolidated statement of income for the quarter ended March 31, 2010.
     Net loss from discontinued operations for the quarter ended March 31, 2010 represents an additional loss on the disposal of a previously divested business.
Note 8: Restructuring charges
     Net restructuring charges for each period consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2010	2009

Severance accruals	$681	$153
Severance reversals	(820)	(610)
Operating lease obligations	415	865
Operating lease reversals	—	(19)

Net restructuring accruals	276	389
Other costs	102	941

Net restructuring charges	$378	$1,330

     2010 restructuring charges — During the quarter ended March 31, 2010, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continue our cost reduction initiatives, primarily within the fulfillment function, as well as an additional charge for an operating lease related to a facility closed in 2008. The restructuring accruals included severance benefits for 30 employees. These charges were reduced by the reversal of restructuring accruals recorded in 2008 and 2009 as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities. The net restructuring charges were reflected as net restructuring charges of $0.6 million within cost of goods sold and net restructuring reversals of $0.2 million within operating expenses in the consolidated statement of income for the quarter ended March 31, 2010.
     2009 restructuring charges - During the quarter ended March 31, 2009, the net restructuring accruals primarily included operating lease obligations on two manufacturing facilities which were closed during the quarter ended March 31, 2009, less the reversal of $0.6 million of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities. The net restructuring charges were reflected as net restructuring charges of $1.5 million within cost of goods sold and net restructuring reversals of $0.2 million within operating expenses in the consolidated statement of income for the quarter ended March 31, 2009.
     Restructuring accruals of $7.6 million as of March 31, 2010 are reflected in the consolidated balance sheet as accrued liabilities of $7.2 million and other non-current liabilities of $0.4 million. Restructuring accruals of $11.5 million as of December 31, 2009 are reflected in the consolidated balance sheet as accrued liabilities of $11.2 million and other non-current liabilities of $0.3 million. The majority of the employee reductions are expected to be completed by the third quarter of 2010. We expect most of the related severance payments to be fully paid by early 2011, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through May 2013. As of March 31, 2010, 289 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K.

     As of March 31, 2010, our restructuring accruals, by company initiative, were as follows:

(in thousands)	2007 initiatives	2008 initiatives	2009 initiatives	2010 initiatives	Total

Balance, December 31, 2009	$64	$2,175	$9,253	$—	$11,492
Restructuring charges	—	499	51	546	1,096
Restructuring reversals	—	(226)	(594)	—	(820)
Payments, primarily severance	—	(759)	(3,339)	(33)	(4,131)

Balance, March 31, 2010	$64	$1,689	$5,371	$513	$7,637

Cumulative amounts:
Restructuring accruals	$7,181	$27,519	$10,967	$546	$46,213
Restructuring reversals	(1,439)	(5,111)	(742)	—	(7,292)
Payments, primarily severance	(5,678)	(20,719)	(4,854)	(33)	(31,284)

Balance, March 31, 2010	$64	$1,689	$5,371	$513	$7,637

     As of March 31, 2010, the components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business	Financial	Direct		Small Business
(in thousands)	Services	Services	Checks	Corporate	Services	Total

Balance, December 31, 2009	$4,745	$1,053	$116	$4,781	$797	$11,492
Restructuring charges	195	20	—	466	415	1,096
Restructuring reversals	(369)	(39)	(116)	(296)	—	(820)
Payments	(1,949)	(574)	—	(1,431)	(177)	(4,131)

Balance, March 31, 2010	$2,622	$460	$—	$3,520	$1,035	$7,637

Cumulative amounts for current initiatives(1) :
Restructuring charges	$15,059	$5,711	$475	$23,167	$1,801	$46,213
Restructuring reversals	(1,744)	(1,152)	(125)	(4,258)	(13)	(7,292)
Inter-segment transfer	1,552	739	61	(2,352)	—	—
Payments	(12,245)	(4,838)	(411)	(13,037)	(753)	(31,284)

Balance, March 31, 2010	$2,622	$460	$—	$3,520	$1,035	$7,637

(1)	Includes accruals related to our cost reduction initiatives for 2007 through 2010.
Note 9: Pension and other postretirement benefits
     We have historically provided certain health care benefits for a large number of retired employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. We previously had a pension plan that covered certain Canadian employees which was settled during the quarter ended March 31, 2009. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K. See Note 15 for discussion of the risks associated with the plan assets of our postretirement benefit plan.

     Pension and postretirement benefit expense for the quarters ended March 31, 2010 and 2009 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2010	2009	2010	2009

Interest cost	$1,820	$2,044	$45	$263
Expected return on plan assets	(1,806)	(1,460)	—	(57)
Amortization of prior service credit	(936)	(990)	—	—
Amortization of net actuarial losses	1,352	3,510	—	9

Total periodic benefit expense	430	3,104	45	215
Settlement loss	—	—	—	402

Net periodic benefit expense	$430	$3,104	$45	$617

Note 10: Income tax provision
     Our effective tax rate for the quarter ended March 31, 2010 was 41.8%, compared to our 2009 annual effective tax rate of 35.9%. Our 2010 effective tax rate included discrete items which increased our tax rate by 6.3 points. The discrete items in 2010 consisted primarily of a $3.4 million charge resulting from a reconciliation bill, formerly known as the Health Care and Education Reconciliation Act, which was signed into law in March 2010 and which requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan.
     Our 2009 effective tax rate included the non-deductible portion of the goodwill impairment charge recorded during the quarter ended March 31, 2009 (see Note 5), which increased our effective tax rate 2.9 percentage points. Our 2009 effective tax rate also included favorable adjustments related to receivables for prior year tax returns, which lowered our effective tax rate 2.2 percentage points.
Note 11: Debt
     Total debt outstanding was comprised of the following:

	March 31,	December 31,
(in thousands)	2010	2009

5.0% senior, unsecured notes due December 15, 2012, net of discount, including cumulative change in fair value of hedged debt: 2010 - $2,034 increase; 2009 - $254 decrease	$281,865	$279,533
5.125% senior, unsecured notes due October 1, 2014, net of discount	263,234	263,220
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000

Long-term portion of debt	745,099	742,753
Amounts drawn on line of credit	—	26,000

Total debt	$745,099	$768,753

     Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. We may also redeem up to 35% of the notes at a price equal to 107.375% of the principal amount plus accrued and unpaid interest using the proceeds of certain equity offerings completed before June 1, 2010. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used to repay amounts drawn on our credit facility and to invest in marketable securities. On October 1, 2007, we liquidated all of these marketable securities and used the proceeds as part of our repayment of $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $200.5 million as of March 31, 2010, based on quoted prices for identical liabilities when traded as assets.
     In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During the quarter ended March 31, 2009, we retired $11.5 million of these notes, realizing a pre-tax gain of $4.1 million. As of March 31, 2010, the fair value of the $263.5 million remaining notes outstanding was $242.4 million, based on quoted prices for identical liabilities when traded as assets.
     In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2009, we retired $19.7 million of these notes, realizing a pre-tax gain of $5.7 million. As of March 31, 2010, the fair value of the $280.3 million remaining notes outstanding was $280.0 million, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 4, during September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges. The carrying amount of long-term debt has increased $2.0 million since the inception of the interest rate swaps due to changes in the fair value of the hedged long-term debt.
     As of December 31, 2009, we had a $275.0 million committed line of credit which was scheduled to expire in July 2010. During March 2010, we cancelled this line of credit and executed a new $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all personal property. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.
     The daily average amount outstanding under our credit facilities during the quarter ended March 31, 2010 was $17.5 million at a weighted-average interest rate of 1.20%. As of March 31, 2010, no amounts were outstanding under our credit facility. During April 2010, we drew $98 million on our credit facility to fund an acquisition (see Note 16). During 2009, the daily average amount outstanding under our line of credit was $69.3 million at a weighted-average interest rate of 0.76%. As of December 31, 2009, $26.0 million was outstanding at a weighted-average interest rate of 0.67%. As of March 31, 2010, amounts were available for borrowing under our credit facility as follows:

Total
(in thousands)	available

Credit facility commitment	$200,000
Outstanding letters of credit	(10,236)

Net available for borrowing as of March 31, 2010	$189,764

     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.

Note 12: Other commitments and contingencies
     Information regarding indemnifications, environmental matters, self-insurance and litigation can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K. No significant changes in these items occurred during the quarter ended March 31, 2010.
Note 13: Shareholders’ equity
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remain available for purchase under this authorization as of March 31, 2010. We did not repurchase any shares during the quarter ended March 31, 2010. The terms of our $200.0 million notes maturing in 2015 place a limitation on restricted payments, including increases in dividend levels and share repurchases.
     Changes in shareholders’ equity during the quarter ended March 31, 2010 were as follows:

	Common shares		Additional
	Number	Par	paid-in		Accumulated other	Total shareholders’
(in thousands)	of shares	value	capital	Retained earnings	comprehensive loss	equity

Balance, December 31, 2009	51,189	$51,189	$58,071	$60,768	$(52,818)	$117,210
Net income	—	—	—	33,384	—	33,384
Cash dividends	—	—	—	(12,835)	—	(12,835)
Common shares issued	198	198	1,886	—	—	2,084
Tax impact of share-based awards	—	—	(1,048)	—	—	(1,048)
Common shares retired	(50)	(50)	(787)	—	—	(837)
Fair value of share-based compensation	1	1	1,509	—	—	1,510
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(580)	(580)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	838	838
Amortization of loss on derivatives, net of tax(1)	—	—	—	—	330	330
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(50)	(50)
Currency translation adjustment	—	—	—	—	1,175	1,175

Balance, March 31, 2010	51,338	$51,338	$59,631	$81,317	$(51,105)	$141,181

(1) Relates to interest rate locks executed in 2004 and 2002. See the caption “Note 6: Derivative financial instruments” in the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K.

     Accumulated other comprehensive loss was comprised of the following:

	March 31,	December 31,
(in thousands)	2010	2009

Postretirement and defined benefit pension plan:
Unrealized prior service credit	$17,398	$17,978
Unrealized net actuarial losses	(69,490)	(70,328)

Postretirement and defined benefit pension plans, net of tax	(52,092)	(52,350)
Loss on derivatives, net of tax	(5,511)	(5,841)
Unrealized loss on marketable securities, net of tax	(50)	—
Currency translation adjustment	6,548	5,373

Accumulated other comprehensive loss	$(51,105)	$(52,818)

Note 14: Business segment information
     We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are sold through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors and dealers, the internet and sales representatives. Financial Services sells personal and business checks, check-related products and services, including rewards checking programs, customer loyalty and retention programs, fraud monitoring and protection services, stored value gift cards, and direct marketing services to financial institutions primarily through a direct sales force. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and Europe.
     The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2009 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are reported in that segment’s results. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments and deferred income taxes.
     We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

     The following is our segment information as of and for the quarters ended March 31, 2010 and 2009:

		Reportable Business Segments
		Small Business
(in thousands)		Services	Financial Services	Direct Checks	Corporate	Consolidated

Revenue from external customers:	2010	$192,326	$101,445	$41,349	$—	$335,120
	2009	193,283	102,003	44,234	—	339,520

Operating income (loss):	2010	29,070	23,988	15,897		68,955
	2009	(6,628)	19,561	14,249	—	27,182

Depreciation and amortization	2010	11,438	2,901	1,108		15,447
expense:	2009	13,346	2,511	996	—	16,853

Asset impairment charges:	2010	—	—	—	—	—
	2009	24,900	—	—	—	24,900

Total assets:	2010	783,556	66,248	94,538	287,628	1,231,970
	2009	739,800	68,768	98,448	284,230	1,191,246

Capital asset purchases:	2010	—	—	—	9,799	9,799
	2009	—	—	—	9,958	9,958
Note 15: Market risks
     Due to failures and consolidations of companies within the financial services industry since 2008, as well as the downturn in the broader U.S. economy, including the liquidity crisis in the credit markets, we have identified certain market risks which may affect our future operating performance.
     Economic conditions – As discussed in Note 5, during the quarter ended March 31, 2009, we completed impairment analyses of goodwill and our indefinite-lived trade name due to indicators of potential impairment. We recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units, as well as an impairment charge of $4.9 million in our Small Business Services segment related to an indefinite-lived trade name. The annual impairment analyses completed during the quarter ended September 30, 2009 indicated that the calculated fair values of our reporting units’ net assets exceeded their carrying values by amounts between $18 million and $308 million, or by amounts between 46% and 70% above the carrying values of their net assets. The calculated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by $4.4 million based on the analysis completed during the quarter ended September 30, 2009. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our expected operating results or share price, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of goodwill and the indefinite-lived trade name.
     Postretirement benefit plan – The fair value of the plan assets of our postretirement benefit plan is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29.9 million increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributed to an increase in postretirement benefit expense of $2.4 million in 2009, as compared to 2008. As of December 31, 2009, the fair value of our plan assets had partially recovered, contributing to an $11.8 million improvement in the unfunded status of our plan as compared to December 31, 2008. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during the first quarter of 2010 or during 2009. Rather, we used cash provided by operating activities to make these payments.
     Financial institution clients – Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if we were to lose a significant contract and/or we were unable to recover the value of an unamortized contract acquisition cost or accounts receivable. As of March 31, 2010, unamortized contract acquisition costs totalled $54.8 million, while liabilities for contract acquisition costs not paid as of March 31, 2010 were $22.3 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations. Additionally, if two of our financial institution clients were to consolidate, the increase in general negotiating leverage possessed by the consolidated entities could result in a new contract which is not as favorable to us as those historically negotiated with the clients individually. We may also lose significant business if one of our financial institution clients were taken over by a financial institution which is not one of our clients. However, in this situation, we may be able to collect a contract termination payment. Conversely, further bank consolidations could positively impact our results of operations if we were to obtain business from a non-client financial institution that merges with one of our clients. We may also generate non-recurring conversion revenue when obsolete checks have to be replaced after one financial institution merges with or acquires another. We presently do not have specific information that indicates that we should expect to generate significant income from conversions.
Note 16: Subsequent event
     During April 2010, we acquired all of the outstanding stock of Custom Direct, Inc. (Custom Direct), a leading provider of direct-to-consumer checks, in a cash transaction for $98 million. Approximately $86 million of this amount was used to extinguish Custom Direct’s outstanding debt. We funded the acquisition with our credit facility. We expect the acquisition of Custom Direct to contribute to our strategy of optimizing cash flows in our Direct Checks segment, including cash tax savings of approximately $10 million from certain acquired tax attributes. Related transaction costs expensed during the quarter ended March 31, 2010 were not significant.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
     Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.4% of our consolidated revenue for the first quarter of 2010. This segment has sold personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to over four million small businesses in the last 24 months. These products and services are sold through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors and dealers, the internet and sales representatives. Our Financial Services segment generated 30.3% of our consolidated revenue for the first quarter of 2010. This segment sells personal and business checks, check-related products and services, including rewards checking programs, customer loyalty and retention programs, fraud monitoring and protection services, stored value gift cards, and direct marketing services to approximately 6,400 financial institution clients nationwide, including banks, credit unions and financial services companies, primarily through a direct sales force. Our Direct Checks segment generated 12.3% of our consolidated revenue for the first quarter of 2010. This segment is the nation’s leading direct-to-consumer check supplier, selling under the Checks Unlimited®, Designer® Checks and Checks.com brand names. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and Europe.
     Throughout 2009, our business was negatively impacted by the severe downturn in the economy and by turmoil in the financial services industry. Demand fell for many of our Small Business Services products as we believe small business owners reduced their discretionary spending. Additionally, we believe interruptions and consumer uncertainty related to financial institution consolidations and failures led to reduced check orders from several of our financial institution clients. We continued to see the negative impact of the economic environment in our results for the first quarter of 2010. At the same time, we accelerated many of our cost reduction actions, and we have identified additional opportunities to improve our cost structure. We believe we have taken appropriate steps to position ourselves for sustainable growth as the economy recovers, including enhancing our internet capabilities, improving customer segmentation and adding new small business customers. We have invested in acquisitions that offer higher growth business services, extend our direct-to-consumer offerings, enhance our cash flow generating capabilities, and bring analytics-driven deposit acquisition marketing programs to our financial institution clients. We are focused on capitalizing on transformational opportunities available to us in this difficult environment and believe that we will be positioned to consistently deliver strong margins once the economy recovers.

Our earnings for the first quarter of 2010, as compared to the first quarter of 2009, benefited from the following:
•	Asset impairment charges of $24.9 million in the first quarter of 2009 within Small Business Services related to goodwill and an indefinite-lived trade name;

•	Continuing initiatives to reduce our cost structure, primarily within sales and marketing, manufacturing and information technology;

•	Recognition of deferred revenue from a Financial Services contract termination settlement executed in the fourth quarter of 2009;

•	Price increases in Small Business Services and Financial Services; and

•	A decrease of $2.0 million in restructuring and related costs in 2010, as compared to 2009.
These benefits were partially offset by the following:
•	Pre-tax gains of $9.8 million in the first quarter of 2009 from the retirement of long-term notes;

•	Lower volume in Small Business Services due primarily to changes in our customers’ buying patterns, we believe, as a result of the continued economic downturn;

•	Reduced volume for our personal check businesses due to the continuing decline in check usage, turmoil in the financial services industry, including bank failures, and continued economic softness; and

•	Increases in delivery rates.
Our Strategies
     Details concerning our strategies were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). There were no significant changes in our strategies during the first quarter of 2010.
     During March 2010, we purchased the assets of Cornerstone Customer Solutions, LLC (CCS) in a cash transaction for $0.7 million. CCS is a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. The results of operations of this business from its acquisition date are included in our Financial Services segment as we are offering these strategic and tactical marketing solutions to our financial institution clients.
     During April 2010, we acquired all of the outstanding stock of Custom Direct, Inc. (Custom Direct), a leading provider of direct-to-consumer checks, in a cash transaction for $98 million. Approximately $86 million of this amount was used to extinguish Custom Direct’s outstanding debt. We funded the acquisition with our credit facility. We expect the acquisition of Custom Direct to contribute to our strategy of optimizing cash flows in our Direct Checks segment. During the remainder of 2010, the acquisition is expected to generate approximately $60 million in revenue and over $15 million of additional operating cash flow, including cash tax savings of approximately $10 million from certain acquired tax attributes. The acquisition is expected to be neutral to earnings per share in 2010, including approximately $2 million of transaction-related costs and approximately $11 million of acquisition-related amortization.
Update on Cost Reduction Initiatives
     As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2009 Form 10-K, we are pursuing aggressive cost reduction and business simplification initiatives which we expect to collectively reduce our annual cost structure by at least $325 million, net of required investments, by the end of 2010. The baseline for these anticipated savings is the estimated cost structure for 2006, which was reflected in the earnings guidance reported in our press release on July 27, 2006 regarding second quarter 2006 results. We estimate that we realized approximately $260 million of the $325 million target through the end of 2009, and we are currently on track to realize the remaining $65 million in 2010. To date, most of our savings are from sales and marketing, information technology and fulfillment, including manufacturing and supply chain.
Outlook for 2010
     We anticipate that consolidated revenue from continuing operations will be between $1.36 billion and $1.40 billion for 2010, as compared to $1.34 billion for 2009, including approximately $60 million of revenue from the Custom Direct acquisition. In Small Business Services, we expect the revenue decline percentage to be in the low single digits to flat range as declines in core business products are expected to be offset by the benefits of our e-commerce investments and growth in business services offerings, including 2009 acquisitions. In Financial Services, we expect check order declines of approximately eight percent compared to 2009, given the continued weak economy and increases in forms of electronic payments. We expect these declines to be partially offset by higher revenue per order, a new contract acquisition which will begin to contribute volume in the second half of the year, and continued contributions from non-check revenue streams. Direct Checks revenue is expected to increase in the upper twenties percent range, driven by the Custom Direct acquisition and improved reorder volumes stemming from past quantity reductions, partially offset by check usage declines and the continued weak economy.
     We expect that 2010 diluted earnings per share will be between $2.45 and $2.65, which includes an estimated $0.10 per share impact of a first quarter charge to income tax expense due to recent health care reform legislation and transaction-related costs associated with recent acquisitions. Earnings per share for 2009 was $1.94, which included a $0.50 per share impact of impairment charges, restructuring and transaction-related costs, and gains on debt repurchases. We expect that continued execution of our cost reduction initiatives will be offset by the revenue decline, excluding the Custom Direct acquisition, continued investments in revenue growth opportunities and increases in delivery rates. Our outlook reflects a merit wage freeze in 2010, leaving base salary levels consistent with 2009. We estimate that our annual effective tax rate for 2010 will be approximately 35%, excluding a first quarter charge of $3.4 million related to recent health care reform legislation, compared to 35.9% in 2009.
     We anticipate that net cash provided by operating activities of continuing operations will be between $195 million and $215 million in 2010, compared to $206 million in 2009. We anticipate that higher performance-based compensation payments for all employee levels in 2010 will be offset by cash generated by the Custom Direct acquisition, higher earnings, continued progress on working capital initiatives and lower contract acquisition payments. We estimate that capital spending will be approximately $40 million in 2010 as we continue to expand our use of digital printing technology, complete automation of our flat check packaging process and make other investments in order fulfillment, delivery productivity and information technology infrastructure.
     We believe our credit facility, which was executed in March 2010, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. With no long-term debt maturities until 2012, we are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis and thus, are subject to change. To the extent we have cash flow in excess of these priorities, our focus during the remainder of 2010 will be on further reducing our debt. During the first quarter of 2010, we re-paid $26.0 million borrowed under our credit facilities and had no remaining amounts outstanding as of March 31, 2010.
BUSINESS CHALLENGES/MARKET RISKS
     Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Form 10-K. There were no significant changes in these items during the first quarter of 2010.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2010	2009	Change

Revenue	$335,120	$339,520	(1.3%)

Orders	14,073	15,298	(8.0%)
Revenue per order	$23.81	$22.19	7.3%
     The decrease in revenue for the first quarter of 2010, as compared to the first quarter of 2009, was due to lower order volume in each of our segments. Partially offsetting the volume declines was higher revenue per order in Financial Services, sales of products and services by businesses acquired in 2009 and 2010, a favorable currency exchange rate impact of $2.4 million, and price increases in Small Business Services and Financial Services.

     The number of orders decreased for the first quarter of 2010, as compared to the first quarter of 2009, due primarily to general economic conditions which we believe affected our customers’ buying patterns, as well as the continuing decline in check and forms usage. Revenue per order increased for the first quarter of 2010, as compared to the first quarter of 2009, primarily due to the recognition of deferred revenue from a Financial Services contract termination settlement executed in the fourth quarter of 2009 and the benefit of price increases, partially offset by continued pricing pressure within Financial Services.
Consolidated Gross Margin

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Gross profit	$216,757	$210,261	3.1%
Gross margin	64.7%	61.9%	2.8 pts.
     We evaluate gross margin when analyzing our consolidated results of operations as we believe it provides important insight into significant profit drivers. As more than 90% of our revenue at this time is generated from the sale of manufactured and purchased products, the measure of gross margin best demonstrates our manufacturing and distribution performance, as well as the impact of pricing on our profitability. Gross margin is not a complete measure of profitability, as it omits selling, general and administrative (SG&A) expense. However, it is a financial measure which is useful in evaluating our results of operations.
     Gross margin increased for the first quarter of 2010, as compared to the first quarter of 2009, due primarily to manufacturing efficiencies and other benefits resulting from our cost reduction initiatives, as well as higher revenue per order. Also contributing to the higher gross margin was a decrease of $1.9 million in restructuring charges and other costs related to our cost reduction initiatives. Further information regarding our restructuring costs can be found under Restructuring Costs. The lower charges for restructuring and related costs contributed 0.6 percentage points of the increase in gross margin for the first quarter of 2010, as compared to 2009.
Consolidated Selling, General & Administrative Expense

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

SG&A expense	$148,045	$158,356	(6.5%)
SG&A as a percentage of revenue	44.2%	46.6%	(2.4) pts.
     The decrease in SG&A expense for the first quarter of 2010, as compared to the first quarter of 2009, was due primarily to various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology. Partially offsetting these decreases were expenses from the businesses we acquired in 2009 and 2010.
Net Restructuring Reversals

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Net restructuring reversals	$243	$177	$66
     We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to accruals for severance benefits. Additional restructuring charges of $0.6 million in the first quarter of 2010 and $1.5 million in the first quarter of 2009 were included within cost of goods sold in our consolidated statements of income. Further information can be found under Restructuring Costs.

Asset Impairment Charges

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Asset impairment charges	$—	$24,900	$(24,900)
     As of March 31, 2009, we completed impairment analyses of goodwill and an indefinite-lived trade name due to declines in our stock price during the first quarter of 2009 coupled with the continuing negative impact of the economic downturn on our expected operating results. We recorded non-cash asset impairment charges in our Small Business Services segment of $20.0 million related to goodwill and $4.9 million related to the indefinite-lived trade name. Further information regarding our impairment analyses can be found under the caption “Note 5: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
Gain on Early Debt Extinguishment

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Gain on early debt extinguishment	$—	$9,834	$(9,834)
     During the first quarter of 2009, we retired $31.2 million of long-term notes at an average 32% discount from par value, realizing a pre-tax gain of $9.8 million. We may retire additional debt, depending on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.
Interest Expense

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Interest expense	$10,535	$12,420	(15.2%)
Weighted-average debt outstanding	761,338	835,892	(8.9%)
Weighted-average interest rate	5.12%	5.26%	(0.14) pt.
     The decrease in interest expense for the first quarter of 2010, as compared to the first quarter of 2009, was due primarily to our lower average debt level in 2010, as well as our lower weighted-average interest rate. During the third quarter of 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our long-term debt. These fair value hedges reduced interest expense by $1.1 million in the first quarter of 2010. Additionally, due to the early retirement of long-term notes during the first quarter of 2009, we were required to accelerate the recognition of a portion of a derivative loss. This resulted in additional interest expense of $0.5 million in the first quarter of 2009.
Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Income tax provision	$24,281	$12,449	95.0%
Effective tax rate	41.8%	49.9%	(8.1) pts.
     The decrease in our effective tax rate for the first quarter of 2010, as compared to the first quarter of 2009, was primarily due to the impact of discrete income tax expense in the first quarter of 2009 which increased our effective tax rate by 13.8 points for the first quarter of 2009. The discrete items in 2009 consisted of the non-deductible portion of the goodwill impairment charge, among other items. Discrete income tax expense in 2010 increased our effective tax rate by 6.3 points. The discrete items in 2010 consisted primarily of a $3.4 million charge resulting from a reconciliation bill, formerly known as the Health Care and Education Reconciliation Act, which was signed into law in March 2010 and which requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan. In addition, our qualified production activity deduction increased in the first quarter of 2010 as compared to the first quarter of 2009.

RESTRUCTURING COSTS
     During the first quarter of 2010, we recorded net restructuring charges of $0.4 million. This amount included expenses related to our restructuring activities, including equipment moves, training and travel which were expensed as incurred, as well as net restructuring accruals of $0.3 million. The net restructuring accruals included charges of $1.1 million related to severance for employee reductions in various functional areas, primarily within the fulfillment function, as well as an additional charge for an operating lease related to a facility closed in 2008. These actions were the result of our cost reduction initiatives. The net restructuring accruals included severance benefits for 30 employees. Further information regarding our cost reduction initiatives can be found under Executive Overview. These charges were reduced by the reversal of $0.8 million of restructuring accruals recorded in 2008 and 2009 as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges of $0.6 million within cost of goods sold and net restructuring reversals of $0.2 million within operating expenses in the consolidated statement of income for the quarter ended March 31, 2010.
     During 2009, we recorded net restructuring charges of $12.0 million. This amount included expenses related to our restructuring activities, including items such as equipment moves, training and travel which were expensed as incurred, as well as net restructuring accruals of $8.2 million. The net restructuring accruals included charges of $11.8 million related to severance for employee reductions in various functional areas, including the closing of one customer call center, which was completed in the first quarter of 2010, and further consolidation in the sales, marketing and fulfillment organizations, as well as operating lease obligations on three manufacturing facilities closed during 2009. These actions were the result of our cost reduction initiatives. The net restructuring accruals included severance benefits for 643 employees.
     During 2009, we closed seven manufacturing operations and two customer call centers which were located in five leased facilities and three owned facilities. The operations and related assets were relocated to other locations. We have remaining rent obligations for three of the five leased facilities and we are actively marketing the three owned facilities. The remaining payments due under the operating lease obligations will be paid through May 2013. Although we closed the manufacturing operations within our Colorado Springs, Colorado facility during 2009, this owned location also houses administrative functions and two customer call centers, one of which we closed during the first quarter of 2010. Once this facility is sold, we plan to relocate the remaining employees to another location in the same area. The majority of the employee reductions included in our restructuring accruals are expected to be completed in the third quarter of 2010. We expect most of the related severance payments to be fully paid by early 2011, utilizing cash from operations.
     As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $12 million in cost of goods sold and $20 million in SG&A expense in 2010 relative to 2009. Expense reductions consist primarily of labor and facility costs.
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
Small Business Services
     This segment sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are sold through direct response marketing, referrals from Financial Services financial institution clients and Small Business Services telecommunications clients, independent distributors and dealers, the internet and sales representatives.

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Revenue	$192,326	$193,283	(0.5%)
Operating income (loss)	29,070	(6,628)	538.6%
Operating margin	15.1%	(3.4%)	18.5%

     The decrease in revenue for the first quarter of 2010, as compared to the first quarter of 2009, was due primarily to general economic conditions which we believe affected our customers’ buying patterns, as well as the continuing decline in check and forms usage. Partially offsetting these decreases were sales of products and services by businesses acquired in 2009, as well as price increases and a favorable currency exchange rate impact related to our Canadian operations of $2.4 million.
     The increase in operating income and operating margin for the first quarter of 2010, as compared to the first quarter of 2009, was due to the asset impairment charges of $24.9 million in 2009 discussed earlier under Consolidated Results of Operations, as well as continued progress on our cost reduction initiatives, price increases and a $2.0 million reduction in restructuring and related costs in 2010. Further information regarding the restructuring costs can be found under Restructuring Costs. These increases in operating income were partially offset by order volume declines and increases in delivery rates.
Financial Services
     Financial Services sells personal and business checks, check-related products and services, including rewards checking programs, customer loyalty and retention programs, fraud monitoring and protection services, stored value gift cards, and direct marketing services to banks and other financial institutions primarily through a direct sales force. As part of our check programs, we also offer enhanced services such as customized reporting, file management and expedited account conversion support.

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Revenue	$101,445	$102,003	(0.5%)
Operating income	23,988	19,561	22.6%
Operating margin	23.6%	19.2%	4.4 pt.
     The decrease in revenue for the first quarter of 2010, as compared to the first quarter of 2009, was due primarily to a decrease in order volume resulting from the continuing decline in check usage and the weak economy. The volume decline and continuing competitive pricing pressure were partially offset by higher revenue per order from the recognition of deferred revenue from a contract termination settlement executed in the fourth quarter of 2009 and a price increase implemented in the third quarter of 2009.
     Operating income and operating margin increased for the first quarter of 2010, as compared to the first quarter of 2009, primarily due to the benefit of our various cost reduction initiatives and higher revenue per order. These increases in operating income and operating margin were partially offset by the volume decline and increases in delivery rates.
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

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Revenue	$41,349	$44,234	(6.5%)
Operating income	15,897	14,249	11.6%
Operating margin	38.4%	32.2%	6.2 pt.
     The decrease in revenue for the first quarter of 2010, as compared to the first quarter of 2009, was due to a reduction in orders stemming from the decline in check usage, as well as the weak economy.

     The increase in operating income and operating margin for the first quarter of 2010, as compared to the first quarter of 2009, was due primarily to the benefit of our cost reduction initiatives, partially offset by the lower order volume and increases in delivery rates.
CASH FLOWS
     As of March 31, 2010, we held cash and cash equivalents of $16.3 million. The following table shows our cash flow activity for the quarters ended March 31, 2010 and 2009, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Continuing operations:
Net cash provided by operating activities	$52,692	$62,971	$(10,279)
Net cash used by investing activities	(8,758)	(10,804)	2,046
Net cash used by financing activities	(40,720)	(49,878)	9,158
Effect of exchange rate change on cash	325	(359)	684

Net cash provided by continuing operations	3,539	1,930	1,609
Net cash used by operating activities of discontinued operations	—	(470)	470
Net cash used by investing activities of discontinued operations	—	(6)	6

Net change in cash and cash equivalents	$3,539	$1,454	$2,085

     The $10.3 million decrease in cash provided by operating activities for the first quarter of 2010, as compared to the first quarter of 2009, was due primarily to an $18.4 million increase in 2010 in employee profit sharing and pension contributions related to our 2009 performance, as well as changes in working capital. These decreases in cash provided by operating activities were partially offset by a decrease of $13.5 million in contract acquisition payments in 2010 as compared to 2009, as well as the higher earnings discussed earlier under Consolidated Results of Operations.
     Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Employee profit sharing and pension contributions	$29,790	$11,430	$18,360
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	12,700	11,100	1,600
Severance payments	3,954	4,483	(529)
Income tax payments	3,875	4,189	(314)
Contract acquisition payments	583	14,056	(13,473)
Interest payments	151	640	(489)
     Net cash used by investing activities in the first quarter of 2010 was $2.0 million lower than the first quarter of 2009 due primarily to proceeds from sales of marketable securities in 2010. Net cash used by financing activities in the first quarter of 2010 was $9.2 million lower than the first quarter of 2009 due primarily to payments of $21.2 million to retire long-term notes and the repayment of $9.8 million borrowed on our line of credit in the first quarter of 2009. Partially offsetting these decreases in the use of cash were repayments of $26.0 million on our credit facilities in the first quarter of 2010.

     Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Proceeds from sales of marketable securities	$1,970	$—	$1,970
Proceeds from issuing shares under employee plans	1,357	1,016	341
     Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2010	2009	Change

Net payments on short-term debt	$26,000	$9,770	$16,230
Cash dividends paid to shareholders	12,835	12,811	24
Purchases of capital assets	9,799	9,958	(159)
Payments on long-term debt	—	21,654	(21,654)
Payments for common shares repurchased	—	1,319	(1,319)
     We anticipate that net cash provided by operating activities of continuing operations will be between $195 million and $215 million in 2010, compared to $206 million in 2009. We anticipate that higher performance-based compensation payments in 2010 will be offset by cash generated by the Custom Direct acquisition, higher earnings, continued progress on working capital initiatives and lower contract acquisition payments. We anticipate that cash generated by operating activities in 2010 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $40 million, debt reduction, and possibly additional small-to-medium-sized acquisitions. We intend to focus our capital spending on expanding our use of digital printing technology, completing the automation of our flat check packaging process and investing in order fulfillment, delivery productivity and information technology infrastructure. We have no maturities of long-term debt until 2012. We executed a $200.0 million credit facility during the first quarter of 2010 and we had $189.8 million available for borrowing under this credit facility as of March 31, 2010. During April 2010, we drew $98 million on our credit facility to fund the Custom Direct acquisition discussed under Executive Overview. We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, possible small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months.
CAPITAL RESOURCES
     Our total debt was $745.1 million as of March 31, 2010, a decrease of $23.7 million from December 31, 2009. Our capital structure for each period was a follows:

	March 31, 2010		December 31, 2009
		Weighted-		Weighted-
		average interest		average interest
(in thousands)	Amount	rate	Amount	rate	Change

Fixed interest rate	$533,424	6.0%	$533,399	6.0%	$25
Floating interest rate	211,675	3.3%	235,354	3.0%	(23,679)

Total debt	745,099	5.2%	768,753	5.1%	(23,654)
Shareholders’ equity	141,181		117,210		23,971

Total capital	$886,280		$885,963		$317

     During September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a portion of our notes due in 2012. The carrying amount of long-term debt increased $2.0 million since the inception of the interest rate swaps due to changes in the fair value of the hedged long-term debt. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 4: Derivative financial instruments” and “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remained available for purchase under this authorization as of March 31, 2010. We did not repurchase any shares during the first quarter of 2010. Information regarding changes in shareholders’ equity appears under the caption “Note 13: Shareholders equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.
     As of December 31, 2009, we had a $275.0 million committed line of credit which was scheduled to expire in July 2010. During March 2010, we cancelled this line of credit and executed a new $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all personal property. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.
     The daily average amount outstanding under our credit facilities during the quarter ended March 31, 2010 was $17.5 million at a weighted-average interest rate of 1.20%. As of March 31, 2010, no amounts were outstanding under our credit facility. During April 2010, we drew $98 million on our credit facility to fund the Custom Direct acquisition discussed under Executive Overview. During 2009, the daily average amount outstanding under our line of credit was $69.3 million at a weighted-average interest rate of 0.76%. As of December 31, 2009, $26.0 million was outstanding at a weighted-average interest rate of 0.67%. As of March 31, 2010, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available

Credit facility commitment	$200,000
Outstanding letters of credit	(10,236)

Net available for borrowing as of March 31, 2010	$189,764

FINANCIAL POSITION
     Contract acquisition costs — Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $0.6 million for the quarter ended March 31, 2010 and $14.1 million for the quarter ended March 31, 2009. We anticipate cash payments of approximately $15 million in 2010. Changes in contract acquisition costs during the first quarters of 2010 and 2009 were as follows:

	Quarter Ended March 31,
(in thousands)	2010	2009

Balance, beginning of year	$45,701	$37,706
Additions(1)	14,083	29,265
Amortization	(5,007)	(6,333)

Balance, end of period	$54,777	$60,638

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $583 for the quarter ended March 31, 2010 and $14,056 for the quarter ended March 31, 2009.
     The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments increased in the mid-2000s, and has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. These payments impact the timing of cash flows. An up-front cash payment is made rather than providing higher product discount levels throughout the term of the contract. Information regarding the recoverability of contract acquisition costs appears under the caption “Note 15: Market risks” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $13.4 million as of March 31, 2010 and $2.8 million as of December 31, 2009. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $8.9 million as of March 31, 2010 and $6.0 million as of December 31, 2009.
     Funds held for customers — Funds held for customers of $46.0 million as of March 31, 2010 increased $19.1 million from December 31, 2009 due primarily to the timing of the Easter holiday in early April. Funds were received from customers one day earlier than usual so that the payrolls could be processed prior to Good Friday. There was also a corresponding increase in accrued liabilities.
OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS
     It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, including breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any likely liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in Item 8 of the 2009 Form 10-K.
     We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.
     A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2009 Form 10-K. There were no significant changes in these obligations during the first quarter of 2010.
RELATED PARTY TRANSACTIONS
     We have not entered into any material related party transactions during the quarter ended March 31, 2010 or during 2009.
CRITICAL ACCOUNTING POLICIES
     A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2009 Form 10-K. There were no changes in these policies during the first quarter of 2010.

NEW ACCOUNTING PRONOUNCEMENTS
     Information regarding the accounting pronouncements adopted during the first quarter of 2010 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures and clarifies some existing disclosure requirements regarding fair value measurements. The disclosures required under this guidance regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements is effective for our quarterly report on Form 10-Q for the quarter ending March 31, 2011.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.
     We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. The material uncertainties and other factors known to us are discussed in Item 1A of the 2009 Form 10-K and are incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.
     You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first quarter of 2010, we used our credit facilities to fund working capital, an acquisition and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2010, our total debt was comprised of the following:

		Fair	Weighted-average
(in thousands)	Carrying amount	value(1)	interest rate

Long-term notes maturing December 2012, including increase of $2,034 related to the cumulative change in fair value of hedged debt	$281,865	$279,960	3.74%
Long-term notes maturing October 2014	263,234	242,420	5.13%
Long-term notes maturing June 2015	200,000	200,500	7.38%

Total debt	$745,099	$722,880	5.20%

(1)	Based on quoted market prices as of March 31, 2010 for identical liabilities when traded as assets.

     We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.
     In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the changes in fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not significant for the quarter ended March 31, 2010. The fair value of the interest rate swaps as of March 31, 2010 was $2.3 million and is included in other non-current assets on the consolidated balance sheet. Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $0.6 million change in interest expense for the first quarter of 2010, excluding the impact of the interest rate swaps.
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
     (b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
     Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). There have been no significant changes to these risk factors since we filed the 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2010, we withheld 50,223 shares in conjunction with the vesting and exercise of equity-based awards.
Item 3. Defaults Upon Senior Securities.
     None.
Item 5. Other Information.
     We held our annual shareholders meeting on April 28, 2010.
     43,446,554 shares were represented (84.7% of the 51,320,869 shares outstanding and entitled to vote at the meeting). Two items were considered at the meeting, and the results of the voting were as follows:
(1) Election of Directors:
     Shareholders were asked to elect ten directors to hold office until the 2011 annual meeting. The nominees for director were: Ronald C. Baldwin, Charles A. Haggerty, Isaiah Harris, Jr., Don J. McGrath, Cheryl E. Mayberry McKissack, Neil J. Metviner, Stephen P. Nachtsheim, Mary Ann O’Dwyer, Martyn R. Redgrave and Lee J. Schram. The results were as follows:

	For	Withhold	Broker non-vote
Ronald C. Baldwin	36,314,323	1,169,942	5,962,289
Charles A. Haggerty	34,796,871	2,687,394	5,962,289
Isaiah Harris, Jr.	36,298,499	1,185,766	5,962,289
Don J. McGrath	36,312,124	1,172,141	5,962,289
Cheryl E. Mayberry McKissack	36,316,338	1,167,927	5,962,289
Neil J. Metviner	36,311,076	1,173,189	5,962,289
Stephen P. Nachtsheim	36,143,576	1,340,689	5,962,289
Mary Ann O’Dwyer	35,217,288	2,266,977	5,962,289
Martyn R. Redgrave	36,314,090	1,170,175	5,962,289
Lee J. Schram	36,305,284	1,178,981	5,962,289
(2) Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2010:

For:	42,524,704
Against:	433,731
Abstain:	488,119
Item 6. Exhibits.

Exhibit		Method of
Number	Description	Filing
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

4.9
Revolving credit agreement dated as of March 12, 2010, among us, JPMorgan Chase Bank, N.A. as administrative agent, Fifth Third Bank as Syndication Agent, U.S. Bank National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as co-documentation agents, and the other financial institutions party thereto, related to a $200,000,000 three-year revolving credit agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on March 15, 2010)
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

DELUXE CORPORATION (Registrant)
Date: May 3, 2010	/s/ Lee Schram
Lee Schram
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2010	/s/ Terry D. Peterson
Terry D. Peterson
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002