Form 10-Q
period 2010-06-30
DELUXE CORP
filed 2010-08-05
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 21, 2010 was 51,375,871.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II-OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$15,513	$12,789
Trade accounts receivable (net of allowances for uncollectible accounts of $4,338 and $4,991, respectively)	61,478	65,564
Inventories and supplies	21,331	22,122
Deferred income taxes	10,043	10,841
Funds held for customers	39,992	26,901
Other current assets	35,658	21,282

Total current assets	184,015	159,499
Long-Term Investments (including $2,106 and $2,231 of investments at fair value, respectively)	36,728	39,200
Property, Plant, and Equipment (net of accumulated depreciation of $336,471 and $335,415, respectively)	119,200	121,797
Assets Held for Sale	4,527	4,527
Intangibles (net of accumulated amortization of $385,105 and $362,201, respectively)	171,375	145,910
Goodwill	725,387	658,666
Other Non-Current Assets	95,677	81,611

Total assets	$1,336,909	$1,211,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$65,829	$60,640
Accrued liabilities	136,645	156,408
Short-term debt	99,000	26,000

Total current liabilities	301,474	243,048
Long-Term Debt	747,513	742,753
Deferred Income Taxes	43,908	24,800
Other Non-Current Liabilities	81,063	83,399
Commitments and Contingencies (Notes 11, 12 and 15)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2010 — 51,376; 2009 — 51,189)	51,376	51,189
Additional paid-in capital	61,429	58,071
Retained earnings	102,071	60,768
Accumulated other comprehensive loss	(51,925)	(52,818)

Total shareholders’ equity	162,951	117,210

Total liabilities and shareholders’ equity	$1,336,909	$1,211,210

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$347,996	$332,069	$683,116	$671,589
Cost of goods sold, including restructuring charges	121,940	126,964	240,303	256,223

Gross Profit	226,056	205,105	442,813	415,366

Selling, general and administrative expense	160,685	151,730	308,730	310,086
Net restructuring charges	2,151	292	1,908	115
Asset impairment charges	—	—	—	24,900

Operating Income	63,220	53,083	132,175	80,265

Gain on early debt extinguishment	—	—	—	9,834
Interest expense	(11,508)	(11,627)	(22,043)	(24,047)
Other (expense) income	(1,044)	207	(1,400)	565

Income Before Income Taxes	50,668	41,663	108,732	66,617

Income tax provision	17,054	13,887	41,334	26,337

Income From Continuing Operations	33,614	27,776	67,398	40,280

Net Loss From Discontinued Operations	—	—	(399)	—

Net Income	$33,614	$27,776	$66,999	$40,280

Basic Earnings Per Share:
Income from continuing operations	$0.65	$0.54	$1.31	$0.79
Net loss from discontinued operations	—	—	(0.01)	—
Basic earnings per share	0.65	0.54	1.30	0.79

Diluted Earnings Per Share:
Income from continuing operations	$0.65	$0.54	$1.31	$0.79
Net loss from discontinued operations	—	—	(0.01)	—
Diluted earnings per share	0.65	0.54	1.30	0.79

Cash Dividends Per Share	$0.25	$0.25	$0.50	$0.50

Total Comprehensive Income	$32,794	$32,577	$67,892	$47,099
See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash Flows From Operating Activities:
Net income	$66,999	$40,280
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	399	—
Depreciation	10,542	11,638
Amortization of intangibles	24,742	23,116
Asset impairment charges	—	24,900
Amortization of contract acquisition costs	9,803	12,460
Deferred income taxes	6,068	3,826
Employee share-based compensation expense	3,084	3,464
Gain on early debt extinguishment	—	(9,834)
Other non-cash items, net	6,188	9,228
Changes in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade accounts receivable	3,043	7,203
Inventories and supplies	(36)	1,065
Other current assets	(2,131)	(2,969)
Non-current assets	3,029	5,671
Accounts payable	(234)	3,031
Contract acquisition payments	(10,689)	(15,456)
Other accrued and non-current liabilities	(50,268)	(31,763)

Net cash provided by operating activities of continuing operations	70,539	85,860

Cash Flows From Investing Activities:
Purchases of capital assets	(21,066)	(23,737)
Payments for acquisitions, net of cash acquired	(98,621)	—
Purchases of customer lists	(70)	(1,639)
Proceeds from life insurance policies	5,782	—
Proceeds from sales of marketable securities	1,970	—
Other	(1,748)	(3,023)

Net cash used by investing activities of continuing operations	(113,753)	(28,399)

Cash Flows From Financing Activities:
Net proceeds (payments) on short-term debt	73,000	(2,743)
Payments on long-term debt	—	(22,134)
Payments for debt issue costs, credit facility	(2,324)	—
Change in book overdrafts	(939)	(4,161)
Proceeds from issuing shares under employee plans	1,600	1,042
Excess tax benefit from share-based employee awards	471	8
Payments for common shares repurchased	—	(1,319)
Cash dividends paid to shareholders	(25,696)	(25,621)

Net cash provided (used) by financing activities of continuing operations	46,112	(54,928)

Effect Of Exchange Rate Change On Cash	(174)	500
Cash Used By Operating Activities Of Discontinued Operations	—	(470)
Cash Used By Investing Activities Of Discontinued Operations	—	(12)

Net Change In Cash And Cash Equivalents	2,724	2,551
Cash And Cash Equivalents: Beginning Of Period	12,789	15,590

End Of Period	$15,513	$18,141

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Consolidated financial statements
     The consolidated balance sheet as of June 30, 2010, the consolidated statements of income for the quarters and six months ended June 30, 2010 and 2009 and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited. The consolidated balance sheet as of December 31, 2009 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).
Note 2: New accounting pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures and clarifies some existing disclosure requirements regarding fair value measurements. The disclosures required under this guidance are included in Note 5, with the exception of disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures will be effective for our quarterly report on Form 10-Q for the quarter ending March 31, 2011.
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
Note 3: Supplemental balance sheet information
     Inventories and supplies — Inventories and supplies were comprised of the following:

	June 30,	December 31,
(in thousands)	2010	2009

Raw materials	$4,526	$4,048
Semi-finished goods	8,344	8,750
Finished goods	5,078	5,602

Total inventories	17,948	18,400
Supplies, primarily production	3,383	3,722

Inventories and supplies	$21,331	$22,122

     Marketable securities — Available-for-sale marketable securities included within funds held for customers and other current assets were comprised of the following:

	June 30, 2010
		Gross unrealized	Gross unrealized
(in thousands)	Cost	gains	losses	Fair value

Corporate investments:
Money market securities	$1,895	$—	$—	$1,895
Funds held for customers:(1)
Money market securities	4,738	—	—	4,738
Canadian and provincial government securities	4,761	—	(3)	4,758

Marketable securities — funds held for customers	9,499	—	(3)	9,496

Total marketable securities	$11,394	$—	$(3)	$11,391

(1)	Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2010, also included cash and cash equivalents of $30,496.

	December 31, 2009
		Gross unrealized	Gross unrealized
(in thousands)	Cost	gains	losses	Fair value

Corporate investments:
Money market securities	$3,667	$—	$—	$3,667
Funds held for customers:(1)
Money market securities	9,522	—	—	9,522

Total marketable securities	$13,189	$—	$—	$13,189

(1)	Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2009, also included cash and cash equivalents of $17,379.
     Expected maturities of available-for-sale securities as of June 30, 2010 were as follows:

(in thousands)	Fair value

Due in one year or less	$7,656
Due in one to three years	1,198
Due in three to five years	342
Due after five years	2,195

Total marketable securities	$11,391

     Further information regarding the fair value of marketable securities can be found in Note 5: Fair value measurements.

Intangibles — Intangibles were comprised of the following:

	June 30, 2010			December 31, 2009
	Gross carrying	Accumulated			Accumulated
(in thousands)	amount	amortization	Net carrying amount	Gross carrying amount	amortization	Net carrying amount

Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	367,146	(299,478)	67,668	341,822	(285,181)	56,641
Customer lists/relationships	71,469	(33,291)	38,178	55,745	(25,777)	29,968
Trade names	59,361	(20,268)	39,093	51,861	(20,375)	31,486
Distributor contracts	30,900	(25,495)	5,405	30,900	(24,594)	6,306
Other	8,504	(6,573)	1,931	8,683	(6,274)	2,409

Amortizable intangibles	537,380	(385,105)	152,275	489,011	(362,201)	126,810

Intangibles	$556,480	$(385,105)	$171,375	$508,111	$(362,201)	$145,910

     Total amortization of intangibles was $14.3 million for the quarter ended June 30, 2010 and $11.9 million for the quarter ended June 30, 2009. Amortization of intangibles was $24.7 million for the six months ended June 30, 2010 and $23.1 million for the six months ended June 30, 2009. Based on the intangibles in service as of June 30, 2010, estimated future amortization expense is as follows:

(in thousands)

Remainder of 2010	$28,438
2011	39,442
2012	20,706
2013	11,433
2014	7,992
     Goodwill — Changes in goodwill during the six months ended June 30, 2010 were as follows:

	Small
	Business		Direct
(in thousands)	Services	Financial Services	Checks	Total

Balance, December 31, 2009:
Goodwill	$596,429	$—	$82,237	$678,666
Accumulated impairment charges	(20,000)	—	—	(20,000)

	576,429	—	82,237	658,666
Acquisition of Custom Direct, Inc. (see Note 7)	—	—	65,843	65,843
Acquisition of Cornerstone Customer Solutions, LLC (see Note 7)	—	897	—	897
Currency translation adjustment	(19)	—	—	(19)

Balance, June 30, 2010:
Goodwill	596,410	897	148,080	745,387
Accumulated impairment charges	(20,000)	—	—	(20,000)

	$576,410	$897	$148,080	$725,387

     Other non-current assets — Other non-current assets were comprised of the following:

	June 30,	December 31,
(in thousands)	2010	2009

Contract acquisition costs (net of accumulated amortization of $91,673 and $107,971, respectively)	$57,483	$45,701
Deferred advertising costs	14,938	14,455
Other	23,256	21,455

Other non-current assets	$95,677	$81,611

     See Note 15 for discussion of the risks associated with the recoverability of contract acquisition costs. Changes in contract acquisition costs during the first six months of 2010 and 2009 were as follows:

	Six Months Ended June 30,
(in thousands)	2010	2009

Balance, beginning of year	$45,701	$37,706
Additions(1)	21,728	30,556
Amortization	(9,803)	(12,460)
Write-off	(143)	—

Balance, end of period	$57,483	$55,802

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $10,689 for the six months ended June 30, 2010 and $15,456 for the six months ended June 30, 2009.
     Accrued liabilities — Accrued liabilities were comprised of the following:

	June 30,	December 31,
(in thousands)	2010	2009

Funds held for customers	$39,880	$26,901
Customer rebates	19,681	21,861
Employee profit sharing and pension	18,322	36,594
Wages, including vacation	11,099	5,272
Contract acquisition costs due within one year	9,610	2,795
Deferred revenue	8,817	23,720
Interest	5,241	5,227
Restructuring due within one year (see Note 8)	3,819	11,151
Other	20,176	22,887

Accrued liabilities	$136,645	$156,408

Note 4: Derivative financial instruments
     In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not significant for the quarter or six months ended June 30, 2010. The fair value of the interest rate swaps was an asset of $4.8 million as of June 30, 2010, which is included in other non-current assets on the consolidated balance sheet. As of December 31, 2009, the fair value of the interest rate swaps was a liability of $0.2 million, which is included in other non-current liabilities on the consolidated balance sheet. See Note 5 for further information regarding the fair value of these instruments.

Note 5: Fair value measurements
     2010 acquisition — During April 2010, we purchased the stock of Custom Direct, Inc. (see Note 7). With the exception of goodwill and deferred income taxes, we were required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. The identifiable net assets acquired (excluding goodwill) were comprised primarily of a customer list, internal-use software and trade names. The fair value of the customer list was estimated using the multi-period excess earnings method. Assumptions used in this calculation included a same-customer revenue growth rate and an estimated annual customer retention rate. The customer retention rate was based on estimated re-order rates, as well as management’s estimates of the costs to obtain and retain customers. The calculated fair value of the customer list was $15.0 million, which is being amortized over 1.3 years using an accelerated method. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software was $12.6 million, which is being amortized on the straight-line basis over a weighted average useful life of 4.7 years. The fair value of the trade names was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade names. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for Custom Direct’s operations. The calculated fair value of the trade names was $8.9 million, which is being amortized on the straight-line basis over 10 years.
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
     Recurring fair value measurements — We held, as corporate investments, available-for-sale marketable securities of $1.9 million as of June 30, 2010 and $3.7 million as of December 31, 2009. These investments are included in other current assets on the consolidated balance sheets. The fair value of these assets is determined based on quoted prices in active markets for identical assets. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of marketable securities were realized during the quarters or six months ended June 30, 2010 and 2009.
     Funds held for customers included available-for-sale marketable securities of $9.5 million as of June 30, 2010 and December 31, 2009. The fair value of these assets is determined based on quoted prices in active markets for identical assets. Unrealized gains and losses, net of tax, are included in other comprehensive loss on the consolidated balance sheets. Realized gains and losses are included in revenue on the consolidated statements of income and were not significant for the quarter and six months ended June 30, 2010. The cost of securities sold is determined using the average cost method. Funds held for customers during the quarter and six months ended June 30, 2009 did not include marketable securities.
     We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. Realized and unrealized gains and losses, as well as dividends earned by the investment, are included in selling, general and administrative (SG&A) expense in our consolidated statements of income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of income. The fair value of this investment is included in long-term investments in the consolidated balance sheets. The long-term investment caption on our consolidated balance sheets also includes life insurance policies which are recorded at their cash surrender values. The cost of securities sold is determined using the average cost method. Unrealized gains recognized on the investment in mutual funds were not significant during the quarter and six months ended June 30, 2010. We recognized net unrealized gains of $0.4 million during the quarter ended June 30, 2009 and $0.1 million during the six months ended June 30, 2009. Realized gains and losses recognized during the quarters and six months ended June 30, 2010 and 2009 were not significant.
     The fair value of interest rate swaps (see Note 4) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate applicable to the interest rate swaps. During the quarter ended June 30, 2010, we recognized a gain on these derivative instruments of $2.5 million, which was offset by a loss of $2.4 million related to an increase in the fair value of the hedged long-term debt. During the six months ended June 30, 2010, we recognized a gain on these derivative instruments of $5.0 million, which was offset by a loss of $4.6 million related to an increase in the fair value of the hedged long-term debt. These changes in fair value are included in interest expense in the consolidated statements of income for the quarter and six months ended June 30, 2010.

     Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
		Quoted prices in
	Fair value	active markets for	Significant other	Significant
	as of	identical assets	observable inputs	unobservable inputs
(in thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Marketable securities — funds held for customers	$9,496	$9,496	$—	$—
Marketable securities — corporate investments	1,895	1,895	—	—
Long-term investment in mutual funds	2,106	2,106	—	—
Derivative assets	4,817	—	4,817	—

		Fair value measurements using
	Fair value	Quoted prices in
	as of	active markets for	Significant other	Significant
	December 31,	identical assets	observable inputs	unobservable inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Marketable securities — funds held for customers	$9,522	$9,522	$—	$—
Marketable securities — corporate investments	3,667	3,667	—	—
Long-term investment in mutual funds	2,231	2,231	—	—
Derivative liabilities	152	—	152	—
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
     The estimated fair values of these financial instruments were as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Cash and cash equivalents	$15,513	$15,513	$12,789	$12,789
Cash and cash equivalents — funds held for customers	30,496	30,496	17,379	17,379
Short-term debt	99,000	99,000	26,000	26,000
Long-term debt	747,513	731,988	742,753	719,283

Note 6: Earnings per share
     The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Earnings per share — basic:
Income from continuing operations	$33,614	$27,776	$67,398	$40,280
Income allocated to participating securities	(173)	(212)	(360)	(312)

Income available to common shareholders	$33,441	$27,564	$67,038	$39,968

Weighted-average shares outstanding	51,163	50,824	51,100	50,767
Earnings per share — basic	$0.65	$0.54	$1.31	$0.79

Earnings per share — diluted:
Income from continuing operations	$33,614	$27,776	$67,398	$40,280
Income allocated to participating securities	(173)	(212)	(360)	(312)
Re-measurement of share-based awards classified as liabilities	(4)	97	51	(63)

Income available to common shareholders	$33,437	$27,661	$67,089	$39,905

Weighted-average shares outstanding	51,163	50,824	51,100	50,767
Dilutive impact of options and employee stock purchase plan	222	66	200	39

Weighted-average shares and potential dilutive shares outstanding	51,385	50,890	51,300	50,806

Earnings per share — diluted	$0.65	$0.54	$1.31	$0.79

Antidilutive options excluded from calculation	2,343	2,315	2,343	2,315
Note 7: Acquisitions and discontinued operations
     During April 2010, we acquired all of the outstanding stock of Custom Direct, Inc. (Custom Direct), a leading provider of direct-to-consumer checks, in a cash transaction for $97.9 million, net of cash acquired. We funded the acquisition with our credit facility. The results of operations of this business from its acquisition date are included in our Direct Checks segment. The preliminary allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $65.8 million. We believe this acquisition resulted in the recognition of goodwill as we expect Custom Direct to contribute to our strategy of optimizing cash flows in our Direct Checks segment. Transaction costs related to this acquisition were expensed as incurred and were not significant to our consolidated statements of income for the quarter or six months ended June 30, 2010.

     The allocation of the purchase price to the acquired assets and liabilities is preliminary pending completion of the valuation of current income taxes receivable and deferred income taxes, as well as our analysis of the establishment of reserves for uncertain income tax positions. Our preliminary allocation of the purchase price includes current income taxes receivable of $10.8 million and net deferred tax liabilities of $12.5 million. The following illustrates our preliminary allocation of the Custom Direct purchase price to the assets acquired and liabilities assumed:

(in thousands)

Cash and cash equivalents	$24
Other current assets	13,141
Intangibles	36,487
Goodwill	65,843
Other non-current assets	5,082
Current liabilities	(8,685)
Non-current liabilities	(13,947)

Total purchase price	97,945
Less: cash acquired	(24)

Purchase price, net of cash acquired	$97,921

     Acquired intangible assets included a customer list valued at $15.0 million with a useful life of 1.3 years, internal-use software valued at $12.6 million with a weighted-average useful life of 4.7 years, and trade names valued at $8.9 million with a useful life of 10 years. The software and the trade name are being amortized using the straight-line method, while the customer list is being amortized using an accelerated method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 5.
     During March 2010, we purchased the assets of Cornerstone Customer Solutions, LLC (CCS) in a cash transaction for $0.7 million. CCS is a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. The results of operations of this business from its acquisition date are included in our Financial Services segment. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $0.9 million. We believe this acquisition resulted in the recognition of goodwill as we are offering these strategic and tactical marketing solutions to our financial institution clients. Transaction costs related to this acquisition were expensed as incurred and were not significant to our consolidated statement of income for the six months ended June 30, 2010.
     Net loss from discontinued operations for the six months ended June 30, 2010 represents an additional loss on the disposal of a previously divested business.
Note 8: Restructuring charges
     Net restructuring charges for each period consisted of the following components:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Severance accruals	$2,526	$824	$3,207	$977
Severance reversals	(732)	(967)	(1,552)	(1,596)
Operating lease obligations	—	—	415	865
Operating lease reversals	(308)	—	(308)	—

Net restructuring accruals (reversals)	1,486	(143)	1,762	246
Other costs	607	1,213	709	2,154

Net restructuring charges	$2,093	$1,070	$2,471	$2,400

     2010 restructuring charges — During the quarter and six months ended June 30, 2010, the net restructuring accruals included severance charges related to employee reductions primarily resulting from the acquisition of Custom Direct in April 2010 (see Note 7), as well as employee reductions in various functional areas as we continue our cost reduction initiatives. The restructuring accruals included severance benefits for 43 employees for the quarter ended June 30, 2010 and severance benefits for 73 employees for the six months ended June 30, 2010. These charges were reduced by the reversal of restructuring accruals as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities. The net restructuring charges were reflected as net restructuring reversals of $0.1 million within cost of goods sold and net restructuring charges of $2.2 million within operating expenses in the consolidated statement of income for the quarter ended June 30, 2010. For the six months ended June 30, 2010, the net restructuring charges were reflected as net restructuring charges of $0.6 million within cost of goods sold and net restructuring charges of $1.9 million within operating expenses in the consolidated statement of income.
     2009 restructuring charges — During the quarter and six months ended June 30, 2009, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continued our cost reduction initiatives. Net restructuring accruals for the six months ended June 30, 2009 also included operating lease obligations on two manufacturing facilities which were closed during 2009. The restructuring accruals included severance benefits for 70 employees for the quarter ended June 30, 2009 and severance benefits for 81 employees for the six months ended June 30, 2009. These charges were reduced by the reversal of restructuring accruals recorded in 2008 and 2007 as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities. The net restructuring charges were reflected as net restructuring charges of $0.8 million within cost of goods sold and net restructuring charges of $0.3 million within operating expenses in the consolidated statement of income for the quarter ended June 30, 2009. For the six months ended June 30, 2009, the net restructuring charges were reflected as net restructuring charges of $2.3 million within cost of goods sold and net restructuring charges of $0.1 million within operating expenses in the consolidated statement of income.
     Restructuring accruals of $4.0 million as of June 30, 2010 are reflected in the consolidated balance sheet as accrued liabilities of $3.8 million and other non-current liabilities of $0.2 million. Restructuring accruals of $11.5 million as of December 31, 2009 are reflected in the consolidated balance sheet as accrued liabilities of $11.2 million and other non-current liabilities of $0.3 million. The majority of the employee reductions are expected to be completed in 2010. We expect most of the related severance payments to be fully paid by mid-2011, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through May 2013. As of June 30, 2010, 92 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K.
     As of June 30, 2010, our restructuring accruals, by company initiative, were as follows:

	2007	2008	2009	2010
(in thousands)	initiatives	initiatives	initiatives	initiatives	Total

Balance, December 31, 2009	$64	$2,175	$9,253	$—	$11,492
Restructuring charges	—	516	84	3,022	3,622
Restructuring reversals	—	(762)	(962)	(136)	(1,860)
Payments, primarily severance	—	(1,195)	(5,987)	(2,042)	(9,224)

Balance, June 30, 2010	$64	$734	$2,388	$844	$4,030

Cumulative amounts:
Restructuring charges	$7,181	$27,536	$11,000	$3,022	$48,739
Restructuring reversals	(1,439)	(5,647)	(1,110)	(136)	(8,332)
Payments, primarily severance	(5,678)	(21,155)	(7,502)	(2,042)	(36,377)

Balance, June 30, 2010	$64	$734	$2,388	$844	$4,030

     As of June 30, 2010, the components of our restructuring accruals, by segment, were as follows:

					Operating
					lease
	Employee severance benefits				obligations
	Small				Small
	Business	Financial	Direct		Business
(in thousands)	Services	Services	Checks	Corporate	Services	Total

Balance, December 31, 2009	$4,745	$1,053	$116	$4,781	$797	$11,492
Restructuring charges	346	64	2,080	717	415	3,622
Restructuring reversals	(591)	(131)	(116)	(714)	(308)	(1,860)
Payments	(3,603)	(815)	(1,891)	(2,527)	(388)	(9,224)

Balance, June 30, 2010	$897	$171	$189	$2,257	$516	$4,030

Cumulative amounts for current initiatives(1) :
Restructuring charges	$15,210	$5,755	$2,555	$23,418	$1,801	$48,739
Restructuring reversals	(1,966)	(1,244)	(125)	(4,676)	(321)	(8,332)
Inter-segment transfer	1,552	739	61	(2,352)	—	—
Payments	(13,899)	(5,079)	(2,302)	(14,133)	(964)	(36,377)

Balance, June 30, 2010	$897	$171	$189	$2,257	$516	$4,030

(1)	Includes accruals related to our cost reduction initiatives for 2007 through 2010.
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
     Pension and postretirement benefit expense for the quarters ended June 30, 2010 and 2009 consisted of the following components:

	Postretirement benefit
	plan		Pension plan
(in thousands)	2010	2009	2010	2009

Interest cost	$1,820	$2,140	$45	$51
Expected return on plan assets	(1,806)	(1,480)	—	—
Amortization of prior service credit	(936)	(954)	—	—
Amortization of net actuarial losses	1,352	2,096	—	(1)

Total periodic benefit expense	$430	$1,802	$45	$50

     Pension and postretirement benefit expense for the six months ended June 30, 2010 and 2009 consisted of the following components:

	Postretirement benefit
	plan		Pension plans
(in thousands)	2010	2009	2010	2009

Interest cost	$3,641	$4,184	$90	$161
Expected return on plan assets	(3,613)	(2,940)	—	(58)
Amortization of prior service credit	(1,871)	(1,944)	—	—
Amortization of net actuarial losses	2,703	5,606	—	11

Total periodic benefit expense	860	4,906	90	114
Settlement loss	—	—	—	402

Net periodic benefit expense	$860	$4,906	$90	$516

Note 10: Income tax provision
     Our effective tax rate for the six months ended June 30, 2010 was 38.0%, compared to our 2009 annual effective tax rate of 35.9%. Our 2010 effective tax rate included discrete items which increased our tax rate by 2.1 points, as well as lower tax credits in 2010 for research and development. The discrete items in 2010 consisted primarily of a $3.4 million charge resulting from a reconciliation bill, formerly known as the Health Care and Education Reconciliation Act, which was signed into law in March 2010 and which requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan.
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
Note 11: Debt
     Total debt outstanding was comprised of the following:

	June 30,	December 31,
(in thousands)	2010	2009

5.0% senior, unsecured notes due December 15, 2012, net of discount, including cumulative change in fair value of hedged debt: 2010 - $4,389 increase; 2009 - $254 decrease	$284,264	$279,533
5.125% senior, unsecured notes due October 1, 2014, net of discount	263,249	263,220
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000

Long-term portion of debt	747,513	742,753
Amounts drawn on credit facilities	99,000	26,000

Total debt	$846,513	$768,753

     Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.
     In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to

100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were subsequently used on October 1, 2007 as part of our repayment of $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $199.1 million as of June 30, 2010, based on quoted prices for identical liabilities when traded as assets.
     In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During the quarter ended March 31, 2009, we retired $11.5 million of these notes, realizing a pre-tax gain of $4.1 million. As of June 30, 2010, the fair value of the $263.5 million remaining notes outstanding was $252.3 million, based on quoted prices for identical liabilities when traded as assets.
     In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2009, we retired $19.7 million of these notes, realizing a pre-tax gain of $5.7 million. As of June 30, 2010, the fair value of the $280.3 million remaining notes outstanding was $280.6 million, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 4, during September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges. The carrying amount of long-term debt has increased $4.4 million since the inception of the interest rate swaps due to changes in the fair value of the hedged long-term debt.
     As of December 31, 2009, we had a $275.0 million committed line of credit which was scheduled to expire in July 2010. During March 2010, we cancelled this line of credit and executed a new $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all of our assets. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.
     The daily average amount outstanding under our credit facilities during the six months ended June 30, 2010 was $56.6 million at a weighted-average interest rate of 3.08%. As of June 30, 2010, $99.0 million was outstanding at a weighted-average interest rate of 3.39%. During 2009, the daily average amount outstanding under our line of credit was $69.3 million at a weighted-average interest rate of 0.76%. As of December 31, 2009, $26.0 million was outstanding at a weighted-average interest rate of 0.67%. As of June 30, 2010, amounts were available for borrowing under our credit facility as follows:

Total
(in thousands)	available

Credit facility commitment	$200,000
Amounts drawn on credit facility	(99,000)
Outstanding letters of credit	(9,313)

Net available for borrowing as of June 30, 2010	$91,687

     Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.

Note 12: Other commitments and contingencies
     Information regarding indemnifications, environmental matters, self-insurance and litigation can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K. No significant changes in these items occurred during the six months ended June 30, 2010.
Note 13: Shareholders’ equity
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remain available for purchase under this authorization as of June 30, 2010. We did not repurchase any shares during the six months ended June 30, 2010. The terms of our $200.0 million notes maturing in 2015 place a limitation on restricted payments, including increases in dividend levels and share repurchases. The terms of our $200.0 million credit facility also limit our ability to increase dividends or repurchase shares above certain levels.
     Changes in shareholders’ equity during the six months ended June 30, 2010 were as follows:

					Accumulated
	Common shares		Additional		other	Total
	Number	Par	paid-in	Retained	comprehensive	shareholders’
(in thousands)	of shares	value	capital	earnings	loss	equity

Balance, December 31, 2009	51,189	$51,189	$58,071	$60,768	$(52,818)	$117,210
Net income	—	—	—	66,999	—	66,999
Cash dividends	—	—	—	(25,696)	—	(25,696)
Common shares issued	239	239	2,089	—	—	2,328
Tax impact of share-based awards	—	—	(819)	—	—	(819)
Common shares retired	(53)	(53)	(846)	—	—	(899)
Fair value of share-based compensation	1	1	2,934	—	—	2,935
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(1,161)	(1,161)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	1,677	1,677
Amortization of loss on derivatives, net of tax(1)	—	—	—	—	660	660
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(4)	(4)
Currency translation adjustment	—	—	—	—	(279)	(279)

Balance, June 30, 2010	51,376	$51,376	$61,429	$102,071	$(51,925)	$162,951

(1)	Relates to interest rate locks executed in 2004 and 2002. See the caption “Note 6: Derivative financial instruments” in the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K.

     Accumulated other comprehensive loss was comprised of the following:

	June 30,	December 31,
(in thousands)	2010	2009

Postretirement and defined benefit pension plans:
Unrealized prior service credit	$16,817	$17,978
Unrealized net actuarial losses	(68,651)	(70,328)

Postretirement and defined benefit pension plans, net of tax	(51,834)	(52,350)
Loss on derivatives, net of tax	(5,181)	(5,841)
Unrealized loss on marketable securities, net of tax	(4)	—
Currency translation adjustment	5,094	5,373

Accumulated other comprehensive loss	$(51,925)	$(52,818)

Note 14: Business segment information
     We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are sold through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors and dealers, the internet and sales representatives. Financial Services’ products and services for financial instituations include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, and services intended to enhance the financial institution customer experience, such as customer loyalty programs. These products and services are sold through multiple channels, including a direct sales force. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and Europe.
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

     The following is our segment information as of and for the quarters ended June 30, 2010 and 2009:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2010	$193,165	$98,248	$56,583	$—	$347,996
	2009	191,938	100,472	39,659	—	332,069
Operating income:	2010	30,476	20,032	12,712	—	63,220
	2009	20,589	19,288	13,206	—	53,083
Depreciation and amortization expense:	2010	11,693	3,068	5,076	—	19,837
	2009	14,155	2,685	1,061	—	17,901
Total assets:	2010	778,017	68,335	185,380	305,177	1,336,909
	2009	750,858	65,891	96,015	290,132	1,202,896
Capital asset purchases:	2010	—	—	—	11,267	11,267
	2009	—	—	—	13,779	13,779
     The following is our segment information as of and for the six months ended June 30, 2010 and 2009:

		Reportable Business Segments
		Small
		Business	Financial	Direct
(in thousands)		Services	Services	Checks	Corporate	Consolidated

Revenue from external customers:	2010	$385,491	$199,693	$97,932	$—	$683,116
	2009	385,220	202,475	83,894	—	671,589
Operating income:	2010	59,545	44,021	28,609	—	132,175
	2009	13,961	38,849	27,455	—	80,265
Depreciation and amortization expense:	2010	23,131	5,969	6,184	—	35,284
	2009	27,502	5,195	2,057	—	34,754
Asset impairment charges:	2010	—	—	—	—	—
	2009	24,900	—	—	—	24,900
Total assets:	2010	778,017	68,335	185,380	305,177	1,336,909
	2009	750,858	65,891	96,015	290,132	1,202,896
Capital asset purchases:	2010	—	—	—	21,066	21,066
	2009	—	—	—	23,737	23,737
Note 15: Market risks
     Due to the downturn in the U.S. economy, including the liquidity crisis in the credit markets, as well as failures and consolidations of companies within the financial services industry since 2008, we have identified certain market risks which may affect our future operating performance.
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

     Postretirement benefit plan – The fair value of the plan assets of our postretirement benefit plan is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29.9 million increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributed to an increase in postretirement benefit expense of $2.4 million in 2009, as compared to 2008. As of December 31, 2009, the fair value of our plan assets had partially recovered, contributing to an $11.8 million improvement in the unfunded status of our plan as compared to December 31, 2008. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during the first six months of 2010 or during 2009. Rather, we used cash provided by operating activities to make these payments.
     Financial institution clients – Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if we were to lose a significant contract and/or we were unable to recover the value of an unamortized contract acquisition cost or account receivable. As of June 30, 2010, unamortized contract acquisition costs totalled $57.5 million, while liabilities for contract acquisition costs not paid as of June 30, 2010 were $19.8 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.
     The consolidation of financial institutions may also impact our results of operations. In the past we have acquired new clients as financial institutions that were not our clients consolidated with our clients. When two of our financial institution clients consolidate, the increase in general negotiating leverage possessed by the consolidated entity could result in a new contract which is not as favorable to us as those historically negotiated with the clients individually. However, we may also generate non-recurring conversion revenue when obsolete checks have to be replaced after one financial institution merges with or acquires another. Conversely, we have also lost financial institution clients when they consolidated with financial institutions which were not our clients. If we were to lose a significant amount of business in this manner, it could have a significant negative impact on our consolidated results of operations. In such situations, we have typically collected contract termination payments and we may be able to do so in similar circumstances in the future.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
     Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 56.4% of our consolidated revenue for the first six months of 2010. This segment has sold personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to over four million small businesses in the last 24 months. These products and services are sold through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors and dealers, the internet and sales representatives. Our Financial Services segment generated 29.2% of our consolidated revenue for the first six months of 2010. This segment’s products and services for financial instituations include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, and services intended to enhance the financial institution customer experience, such as customer loyalty programs. These products and services are sold through multiple channels, including a direct sales force, to 6,400 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 14.4% of our consolidated revenue for the first six months of 2010, including Custom Direct, Inc., which was acquired in April 2010. This segment is the nation’s leading direct-to-consumer check supplier, selling under various brand names including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and Europe.
     We have continued to see the negative impact of the economic environment on our results of operations for the first half of 2010. The severe downturn in the economy and the turmoil in the financial services industry continue to affect our operating results. Demand has fallen for many of our Small Business Services products as we believe small business owners have reduced their discretionary spending. Additionally, we believe interruptions and consumer uncertainty related to financial institution consolidations and failures have led to reduced check orders from several of our financial institution clients. During this difficult economic environment, we have accelerated many of our cost reduction actions, and we have identified additional opportunities to improve our cost structure. We believe we have taken appropriate steps to position ourselves for sustainable growth as the economy recovers, including accelerating our brand awareness and positioning initiatives, investing in technology for new service offerings, enhancing our internet capabilities, improving customer segmentation and adding new small business customers. We have invested in acquisitions that offer higher growth business services, extend our direct-to-consumer offerings, enhance our cash flow generating capabilities, and bring analytics-driven deposit acquisition marketing programs to our financial institution clients. We are focused on capitalizing on transformational opportunities available to us in this difficult environment and believe that we will be positioned to consistently deliver strong margins once the economy recovers.
     Our earnings for the first half of 2010, as compared to the first half of 2009, benefited from the following:
•	Asset impairment charges of $24.9 million in the first quarter of 2009 within Small Business Services related to goodwill and an indefinite-lived trade name;
•	Continuing initiatives to reduce our cost structure, primarily within manufacturing, sales and marketing and information technology;
•	Recognition of deferred revenue from a Financial Services contract termination settlement executed in the fourth quarter of 2009; and
•	Price increases in Small Business Services and Financial Services.
     These benefits were partially offset by the following:
•	Pre-tax gains of $9.8 million in the first quarter of 2009 from the retirement of long-term notes;
•	Reduced volume for our personal check businesses due to the continuing decline in check usage, turmoil in the financial services industry, including bank failures, and continued economic softness;
•	Lower volume in Small Business Services due primarily to changes in our customers’ buying patterns, we believe, as a result of the continued economic downturn;
•	Increased marketing investment in brand positioning and awareness; and
•	Increases in delivery rates.
Our Strategies
     Details concerning our strategies were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). There were no significant changes in our strategies during the first half of 2010.
     During April 2010, we acquired all of the outstanding stock of Custom Direct, Inc. (Custom Direct), a leading provider of direct-to-consumer checks, in a cash transaction for $97.9 million, net of cash acquired. We funded the acquisition with our credit facility. The results of operations of this business from its acquisition date are included in our Direct Checks segment. We expect the acquisition of Custom Direct to contribute to our strategy of optimizing cash flows in this segment. During 2010, the acquisition is expected to generate approximately $60 million in revenue and $15 million of operating cash flow, including cash tax savings of approximately $10 million from certain acquired tax attributes, although we have not completed our analysis of these income tax positions. The acquisition is expected to be neutral to earnings per share in 2010, including $2.5 million of severance benefits and other transaction-related costs, as well as approximately $12 million of acquisition-related amortization.
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
Outlook for 2010
     We anticipate that consolidated revenue from continuing operations for 2010 will be between $1.390 billion and $1.415 billion, as compared to $1.344 billion for 2009, including approximately $60 million of revenue from the Custom Direct acquisition. In July 2010, we finalized a contract settlement with a large financial institution that previously acquired one of our clients and recently chose to consolidate its check printing business with another provider. We have been producing checks for a minority portion of this client’s customers. This business is expected to transition during the third quarter of 2010 and we expect to receive contract termination payments of approximately $24 million, which will be included in revenue in our Small Business Services and Financial Services segments. Including the anticipated reduction in volume from the termination of this contract, we expect a net positive impact on revenue of approximately $18 million from the contract settlement.
     Excluding the contract settlement, in Small Business Services we expect the revenue decline percentage to be in the very low single digits to flat range as declines in core business products are expected to be offset by growth in business service offerings, including 2009 acquisitions, and benefits from our e-commerce investments. We expect that approximately $10 million of the net contract settlement will be included in Small Business Services revenue. Excluding the contract settlement, in Financial Services we expect the revenue decline percentage to be in the low single digits to flat range. We estimate that the decline in check orders will be approximately eight percent compared to 2009, given the continued weak economy and increases in electronic payments. The eight percent estimated decline in check orders may not necessarily correspond to our reported decline in orders, as it is an overall estimate, excluding the impact of client additions and losses. We expect these declines to be partially offset by higher revenue per order from price increases, the amortization of a past contract settlement, a new contract acquisition which will begin to contribute volume in the second half of the year, and continued contributions from non-check revenue streams. We expect that approximately $8 million of the net contract settlement will be included in Financial Services revenue. Direct Checks revenue is expected to increase approximately thirty percent driven by the Custom Direct acquisition and improved reorder volumes stemming from past quantity reductions, partially offset by check usage declines and the continued weak economy.
     We expect that 2010 diluted earnings per share will be between $2.90 and $3.00, which includes an estimated $0.30 per diluted share impact of the $24 million third quarter contract settlement, as well as an estimated $0.10 per share impact of a first quarter charge to income tax expense due to recent health care reform legislation and restructuring-related costs. Earnings per share for 2009 was $1.94, which included a $0.50 per share impact of impairment charges, restructuring and transaction-related costs, and gains on debt repurchases. We expect that continued execution of our cost reduction initiatives will be offset by the revenue decline, excluding the Custom Direct acquisition, continued investments in revenue growth opportunities and increases in delivery rates. Our outlook reflects a merit wage freeze in 2010, leaving base salary levels consistent with 2009. We estimate that our annual effective tax rate for 2010 will be approximately 34%, excluding a first quarter charge of $3.4 million related to recent health care reform legislation, compared to 35.9% in 2009.
     We anticipate that net cash provided by operating activities of continuing operations will be between $220 million and $230 million in 2010, compared to $206 million in 2009. We anticipate that the increase will be driven by the third quarter contract settlement, cash flow generated by the Custom Direct acquisition, stronger earnings, continued progress on working capital initiatives and lower contract acquisition payments. These increases will be partly offset by higher performance-based compensation payments for all employee levels in 2010. We estimate that capital spending will be approximately $40 million in 2010 as we continue to expand our use of digital printing technology, complete automation of our flat check packaging process and make other investments in order fulfillment, delivery productivity and information technology infrastructure.
     We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. With no long-term debt maturities until December 2012, we are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis and thus, are subject to change. To the extent we have cash flow in excess of these priorities, our focus during the remainder of 2010 will be on further reducing our debt. During the first half of 2010, we borrowed $73.0 million under our credit facility, primarily to complete the acquisition of Custom Direct.
BUSINESS CHALLENGES/MARKET RISKS
     Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Form 10-K. There were no significant changes in these items during the first half of 2010.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2010	2009	Change	2010	2009	Change

Revenue	$347,996	$332,069	4.8%	$683,116	$671,589	1.7%
Orders	14,501	14,830	(2.2)%	28,574	30,127	(5.2)%
Revenue per order	$24.00	$22.39	7.2%	$23.91	$22.29	7.3%
     The increase in revenue for the second quarter and first half of 2010, as compared to the same periods in 2009, was due to a revenue contribution of $18.3 million from the acquisition of Custom Direct in April 2010 discussed under Executive Overview, as well as higher revenue per order in Financial Services, sales of business services by other businesses acquired in 2009 and 2010, price increases in Small Business Services and a favorable currency exchange rate impact of $2.1 million for the second quarter of 2010 and $5.2 million for the first half of 2010. Partially offsetting these revenue increases was lower order volume.
     The number of orders decreased for the second quarter and first half of 2010, as compared to the same periods in 2009, due primarily to general economic conditions which we believe affected our customers’ buying patterns, as well as the continuing decline in check and forms usage, partially offset by the acquisition of Custom Direct in April 2010. Revenue per order increased for the second quarter and first half of 2010, as compared to the same periods in 2009, primarily due to the recognition of deferred revenue from a Financial Services contract termination settlement executed in the fourth quarter of 2009 and the benefit of price increases, partially offset by continued pricing pressure when executing contracts within Financial Services.
Consolidated Gross Margin

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	Change		2010	2009	Change

Gross profit	$226,056	$205,105	10.2%		$442,813	$415,366	6.6%
Gross margin	65.0%	61.8%	3.2	pts.	64.8%	61.8%	3.0	pts.
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
     Gross margin increased for the second quarter and first half of 2010, as compared to the same periods in 2009, due primarily to manufacturing efficiencies and other benefits resulting from our cost reduction initiatives, as well as the higher revenue per order discussed earlier and favorable product mix. Also contributing to the higher gross margin was a decrease in restructuring charges and other costs related to our cost reduction initiatives. Restructuring and related costs decreased $1.4 million for the second quarter of 2010 and $3.3 million for the first six months of 2010, as compared to the same periods in 2009. Further information regarding our restructuring costs can be found under Restructuring Costs. The lower charges for restructuring and related costs contributed 0.4 percentage points of the increase in gross margin for the second quarter of 2010, as compared to 2009, and 0.5 percentage points of the increase in gross margin for the first half of 2010 as compared to 2009.

Consolidated Selling, General & Administrative Expense

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	Change		2010	2009	Change

SG&A expense	$160,685	$151,730	5.9%		$308,730	$310,086	(0.4)%
SG&A as a percentage of revenue	46.2%	45.7%	0.5	pt.	45.2%	46.2%	(1.0	) pt.
     The increase in SG&A expense for the second quarter of 2010, as compared to the second quarter of 2009, was driven primarily by expenses from the businesses we acquired in 2009 and 2010, as well as marketing investments in our brand awareness and positioning initiatives. These increases were partly offset by various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology, as well as lower acquisition-related amortization related to acquisitions completed prior to 2009.
     The decrease in SG&A expense for the first half of 2010, as compared to the first half of 2009, was due primarily to various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology, as well as lower acquisition-related amortization related to acquisitions completed prior to 2009. Partially offsetting these decreases were expenses from the businesses we acquired in 2009 and 2010 and marketing investments in our brand awareness and positioning initiatives.
Net Restructuring Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	Change	2010	2009	Change

Net restructuring charges	$2,151	$292	$1,859	$1,908	$115	$1,793
     We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to accruals for employee severance benefits. Additional restructuring charges were included within cost of goods sold in our consolidated statements of income for each period. Further information can be found under Restructuring Costs.
Asset Impairment Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	Change	2010	2009	Change

Asset impairment charges	$—	$—	$—	$—	$24,900	$(24,900)
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
Gain on Early Debt Extinguishment

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	Change	2010	2009	Change

Gain on early debt extinguishment	$—	$—	$—	$—	$9,834	$(9,834)
     During the first quarter of 2009, we retired $31.2 million of long-term notes at an average 32% discount from par value, realizing a pre-tax gain of $9.8 million. We may retire additional debt, depending on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

Interest Expense

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	Change		2010	2009	Change

Interest expense	$11,508	$11,627	(1.0)%		$22,043	$24,047	(8.3)%
Weighted-average debt outstanding	838,967	817,448	2.6%		800,367	829,625	(3.5)%
Weighted-average interest rate	5.02%	5.22%	(0.20)	pt.	5.07%	5.24%	(0.17)	pt.
     The decrease in interest expense for the second quarter of 2010, as compared to the second quarter of 2009, was due primarily to the impact of interest rate swaps. During the third quarter of 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our long-term debt. These fair value hedges reduced interest expense by $0.9 million during the second quarter of 2010. This decrease in interest expense was partly offset by a higher average debt level in the second quarter of 2010 due to borrowings to complete the Custom Direct acquisition.
     The decrease in interest expense for the first half of 2010, as compared to the first half of 2009, was due to a $2.0 million favorable impact of the interest rates swaps during the first half of 2010, as well as the lower average debt level in 2010. Additionally, due to the early retirement of long-term notes during the first quarter of 2009, we were required to accelerate the recognition of a portion of a previously deferred derivative loss. This resulted in additional interest expense of $0.5 million during the first half of 2009.
Income Tax Provision

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	Change		2010	2009	Change

Income tax provision	$17,054	$13,887	22.8%		$41,334	$26,337	56.9%
Effective tax rate	33.7%	33.3%	0.4	pt.	38.0%	39.5%	(1.5	) pts.
     The increase in our effective tax rate for the second quarter of 2010, as compared to the second quarter of 2009, was primarily due to a higher state income tax rate in 2010. This increase was partly offset by the higher favorable impact of discrete items in 2010. Discrete credits to income tax expense in the second quarter of 2010 lowered our effective tax rate 2.7 points and consisted primarily of reductions in accruals for uncertain tax positions. Discrete credits to income tax expense in the second quarter of 2009 lowered our effective tax rate 2.0 points and consisted primarily of receivables related to prior year tax returns.
     The decrease in our effective tax rate for the first half of 2010, as compared to the first half of 2009, was primarily due to the impact of discrete income tax expense in 2009, which increased our effective tax rate 3.9 points for the first half of 2009. The discrete items in 2009 consisted of the non-deductible portion of the goodwill impairment charge, among other items. Discrete income tax expense in 2010 increased our effective tax rate by 2.1 points. The discrete items in 2010 consisted primarily of a $3.4 million charge resulting from a reconciliation bill, formerly known as the Health Care and Education Reconciliation Act, which was signed into law in March 2010 and which requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan.
RESTRUCTURING COSTS
     During the first half of 2010, we recorded net restructuring charges of $2.5 million. This amount included expenses related to our restructuring activities, including equipment moves, training and travel which were expensed as incurred, as well as net restructuring accruals of $1.8 million. The net restructuring accruals included charges of $3.2 million related to severance for employee reductions primarily resulting from the acquisition of Custom Direct in April 2010, as well as reductions in various functional areas as we continue our cost reduction initiatives. The net restructuring accruals included severance benefits for 73 employees. Further information regarding our cost reduction initiatives can be found under Executive Overview. These charges were reduced by the reversal of $1.6 million of severance accruals as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges of $0.6 million within cost of goods sold and net restructuring charges of $1.9 million within operating expenses in the consolidated statement of income for the six months ended June 30, 2010.
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
     During 2009, we closed seven manufacturing operations and two customer call centers which were located in five leased facilities and three owned facilities. The operations and related assets were relocated to other locations. We have remaining rent obligations for three of the five leased facilities and we are actively marketing the three owned facilities. The remaining payments due under the operating lease obligations will be paid through May 2013. Although we closed the manufacturing operations within our Colorado Springs, Colorado facility during 2009, this owned location also houses administrative functions and two customer call centers, one of which we closed during the first quarter of 2010. Once this facility is sold, we plan to relocate the remaining employees to another location in the same area. The majority of the employee reductions included in our restructuring accruals are expected to be completed in 2010. We expect most of the related severance payments to be fully paid by mid-2011 utilizing cash from operations.
     As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $11 million in cost of goods sold and $21 million in SG&A expense in 2010 relative to 2009. These cost savings exclude the impact of Custom Direct employee reductions, as Custom Direct’s results of operations were not included in our 2009 results. Expense reductions consist primarily of labor and facility costs.
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
Small Business Services
     This segment sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are sold through direct response marketing, referrals from Financial Services’ financial institution clients and Small Business Services’ telecommunications clients, independent distributors and dealers, the internet and sales representatives.

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	Change		2010	2009	Change

Revenue	$193,165	$191,938	0.6%		$385,491	$385,220	0.1%
Operating income	30,476	20,589	48.0%		59,545	13,961	326.5%
Operating margin	15.8%	10.7%	5.1	pts.	15.4%	3.6%	11.8	pts.
     The increase in revenue for the second quarter and first half of 2010, as compared to the same periods in 2009, was due primarily to sales of products and services by businesses acquired in 2009, as well as price increases and a favorable currency exchange rate impact related to our Canadian operations of $2.1 million for the second quarter of 2010 and $5.2 million for the first half of 2010. These increases in revenue were partly offset by the impact of negative general economic conditions which we believe affected our customers’ buying patterns, as well as the continuing decline in check and forms usage.
     The increase in operating income and operating margin for the second quarter of 2010, as compared to the second quarter of 2009, was due to continued progress on our cost reduction initiatives, price increases, lower acquisition-related amortization related to acquisitions completed prior to 2009, favorable product mix and a $2.3 million reduction in restructuring and transaction-related costs in 2010. Further information regarding the restructuring costs can be found under Restructuring Costs. These increases in operating income were partially offset by the impacts of negative economic conditions, the continuing decline in checks and forms, marketing investments in our brand awareness and positioning initiatives, and increases in delivery rates.

     Operating income and operating margin increased for the first half of 2010, as compared to the first half of 2009, for the same reasons as discussed for the quarter. In addition, the increase was due to the asset impairment charges of $24.9 million in 2009 discussed earlier under Consolidated Results of Operations and a $4.1 million reduction in restructuring and transaction-related costs in 2010.
Financial Services
     Financial Services’ products and services for financial instituations include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, and services intended to enhance the financial institution customer experience, such as customer loyalty programs. These products and services are sold through multiple channels, including a direct sales force. As part of our check programs, we also offer enhanced services such as customized reporting, file management and expedited account conversion support.

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	Change		2010	2009	Change

Revenue	$98,248	$100,472	(2.2)%		$199,693	$202,475	(1.4)%
Operating income	20,032	19,288	3.9%		44,021	38,849	13.3%
Operating margin	20.4%	19.2%	1.2	pts.	22.0%	19.2%	2.8	pts.
     The decrease in revenue for the second quarter and first half of 2010, as compared to the same periods in 2009, was due primarily to a decrease in order volume resulting from the continuing decline in check usage and the weak economy. The volume decline and continuing competitive pricing pressure were partly offset by higher revenue per order from the recognition of deferred revenue related to a contract termination settlement executed in the fourth quarter of 2009, price increases implemented in the second quarter of 2010 and the third quarter of 2009, and increased non-check revenue.
     Operating income and operating margin increased for the second quarter and first half of 2010, as compared to the same periods in 2009, primarily due to higher revenue per order and the benefit of our various cost reduction initiatives. These increases in operating income and operating margin were partially offset by the volume decline, increased marketing investment and delivery rate increases.
Direct Checks
     Direct Checks sells personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under various brand names including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others.

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2010	2009	Change		2010	2009	Change

Revenue	$56,583	$39,659	42.7%		$97,932	$83,894	16.7%
Operating income	12,712	13,206	(3.7)%		28,609	27,455	4.2%
Operating margin	22.5%	33.3%	(10.8)	pts.	29.2%	32.7%	(3.5	) pts.
     The increase in revenue for the second quarter and first half of 2010, as compared to the same periods in 2009, was due to the revenue contribution of $18.3 million from the acquisition of Custom Direct in April 2010 discussed under Executive Overview. Partially offsetting the impact of the acquisition was a reduction in orders stemming from the decline in check usage, as well as the weak economy.
     The decrease in operating income and operating margin for the second quarter of 2010, as compared to the second quarter of 2009, was due to an increase of $2.4 million in restructuring-related costs related primarily to employee reductions at Custom Direct, as well as the lower order volume and increased delivery rates. These decreases in operating income were partly offset by the benefit of our cost reduction initiatives.

     The increase in operating income for the first half of 2010, as compared to the first half of 2009, was due primarily to the benefit of our cost reduction initiatives, partially offset by the lower order volume, an increase of $2.4 million in restructuring-related costs and increased delivery rates.
CASH FLOWS
     As of June 30, 2010, we held cash and cash equivalents of $15.5 million. The following table shows our cash flow activity for the six months ended June 30, 2010 and 2009, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2010	2009	Change

Continuing operations:
Net cash provided by operating activities	$70,539	$85,860	$(15,321)
Net cash used by investing activities	(113,753)	(28,399)	(85,354)
Net cash provided (used) by financing activities	46,112	(54,928)	101,040
Effect of exchange rate change on cash	(174)	500	(674)

Net cash provided by continuing operations	2,724	3,033	(309)
Net cash used by operating activities of discontinued operations	—	(470)	470
Net cash used by investing activities of discontinued operations	—	(12)	12

Net change in cash and cash equivalents	$2,724	$2,551	$173

     The $15.3 million decrease in cash provided by operating activities for the first half of 2010, as compared to the first half of 2009, was due primarily to an $18.4 million increase in 2010 in employee profit sharing payments and pension contributions related to our 2009 performance, as well as higher income tax payments. These decreases in cash provided by operating activities were partially offset by a decrease of $4.8 million in contract acquisition payments in 2010 as compared to 2009, as well as the higher earnings discussed earlier under Consolidated Results of Operations.
     Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2010	2009	Change

Income tax payments	$39,060	$31,946	$7,114
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	22,800	21,800	1,000
Interest payments	22,120	21,985	135
Contract acquisition payments	10,689	15,456	(4,767)
Severance payments	8,836	9,985	(1,149)
Employee profit sharing payments and pension contributions	29,790	11,430	18,360
     Net cash used by investing activities in the first half of 2010 was $85.4 million higher than the first half of 2009 primarily due to the acquisition of Custom Direct in April 2010, partly offset by proceeds from life insurance policies in 2010 and a $2.7 reduction in purchases of capital assets.
     Net cash provided by financing activities in the first half of 2010 was $101.0 million higher than the first half of 2009. This was due primarily to net borrowings under our credit facility in 2010 to complete the acquisition of Custom Direct, as well as payments in 2009 of $21.2 million to retire long-term notes and $2.7 million to repay amounts borrowed on our line of credit.

     Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2010	2009	Change

Net proceeds from short-term debt	$73,000	$—	$73,000
Proceeds from life insurance policies	5,782	—	5,782
Proceeds from sales of marketable securities	1,970	—	1,970
Proceeds from issuing shares under employee plans	1,600	1,042	558
     Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2010	2009	Change

Payments for acquisitions, net of cash acquired	$98,621	$—	$98,621
Cash dividends paid to shareholders	25,696	25,621	75
Purchases of capital assets	21,066	23,737	(2,671)
Payments for debt issue costs, credit facility	2,324	—	2,324
Payments on long-term debt	—	22,134	(22,134)
Net payments on short-term debt	—	2,743	(2,743)
Payments for common shares repurchased	—	1,319	(1,319)
     We anticipate that net cash provided by operating activities of continuing operations will be between $220 million and $230 million in 2010, compared to $206 million in 2009. We anticipate that the increase will be driven by the third quarter contract settlement discussed under Executive Overview, cash flow generated by the Custom Direct acquisition, stronger earnings, continued progress on working capital initiatives and lower contract acquisition payments. We expect that these increases will be partly offset by higher performance-based compensation payments for all employee levels in 2010. We anticipate that cash generated by operating activities in 2010 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $40 million, debt reduction, and possibly additional small-to-medium-sized acquisitions. We intend to focus our capital spending on expanding our use of digital printing technology, completing the automation of our flat check packaging process and investing in order fulfillment, delivery productivity and information technology infrastructure. We have no maturities of long-term debt until December 2012. We executed a $200.0 million credit facility during the first quarter of 2010 and we had $91.7 million available for borrowing under this credit facility as of June 30, 2010. We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, possible small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months.

CAPITAL RESOURCES
     Our total debt was $846.5 million as of June 30, 2010, an increase of $77.8 million from December 31, 2009. Our capital structure for each period was as follows:

	June 30, 2010		December 31, 2009
		Weighted-		Weighted-
		average interest		average interest
(in thousands)	Amount	rate	Amount	rate	Change

Fixed interest rate	$533,450	6.0%	$533,399	6.0%	$51
Floating interest rate	313,063	3.7%	235,354	3.0%	77,709

Total debt	846,513	5.3%	768,753	5.1%	77,760
Shareholders’ equity	162,951		117,210		45,741

Total capital	$1,009,464		$885,963		$123,501

     During September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a portion of our notes due in 2012. The carrying amount of long-term debt increased $4.4 million since the inception of the interest rate swaps due to changes in the fair value of the hedged long-term debt. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 4: Derivative financial instruments” and “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.4 million shares remained available for purchase under this authorization as of June 30, 2010. We did not repurchase any shares during the first half of 2010. Information regarding changes in shareholders’ equity appears under the caption “Note 13: Shareholders equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.
     As of December 31, 2009, we had a $275.0 million committed line of credit which was scheduled to expire in July 2010. During March 2010, we cancelled this line of credit and executed a new $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all of our assets. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.
     The daily average amount outstanding under our credit facilities during the six months ended June 30, 2010 was $56.6 million at a weighted-average interest rate of 3.08%. As of June 30, 2010, $99.0 million was outstanding at a weighted-average interest rate of 3.39%. During 2009, the daily average amount outstanding under our line of credit was $69.3 million at a weighted-average interest rate of 0.76%. As of December 31, 2009, $26.0 million was outstanding at a weighted-average interest rate of 0.67%. As of June 30, 2010, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available

Credit facility commitment	$200,000
Amounts drawn on credit facility	(99,000)
Outstanding letters of credit	(9,313)

Net available for borrowing as of June 30, 2010	$91,687

OTHER FINANCIAL POSITION INFORMATION
     Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $10.7 million for the first half of 2010 and $15.5 million for the first half of 2009. We anticipate cash payments of approximately $15 million in 2010. Changes in contract acquisition costs during the first half of 2010 and 2009 were as follows:

	Six Months Ended June 30,
(in thousands)	2010	2009

Balance, beginning of year	$45,701	$37,706
Additions(1)	21,728	30,556
Amortization	(9,803)	(12,460)
Write-off	(143)	—

Balance, end of period	$57,483	$55,802

(1)	Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $10,689 for the six months ended June 30, 2010 and $15,456 for the six months ended June 30, 2009.
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
     Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $9.6 million as of June 30, 2010 and $2.8 million as of December 31, 2009. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $10.2 million as of June 30, 2010 and $6.0 million as of December 31, 2009.
     Funds held for customers – Funds held for customers of $40.0 million as of June 30, 2010 increased $13.1 million from December 31, 2009. The increase in funds held for customers, and the corresponding accrued liability, was due primarily to the timing of the end of the quarter relative to the timing of customer payroll disbursements.
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
     A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2009 Form 10-K. There were no significant changes in these obligations during the first half of 2010.
RELATED PARTY TRANSACTIONS
     We have not entered into any material related party transactions during the six months ended June 30, 2010 or during 2009.
CRITICAL ACCOUNTING POLICIES
     A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2009 Form 10-K. There were no changes in these policies during the first half of 2010.
NEW ACCOUNTING PRONOUNCEMENTS
     Information regarding the accounting pronouncements adopted during the first quarter of 2010 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.
     In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures and clarifies some existing disclosure requirements regarding fair value measurements. The disclosure required under this guidance regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements will be effective for our quarterly report on Form 10-Q for the quarter ending March 31, 2011.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first half of 2010, we used our credit facilities to fund working capital, acquisitions and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2010, our total debt was comprised of the following:

			Weighted-
			average
	Carrying	Fair	interest
(in thousands)	amount	value(1)	rate

Long-term notes maturing December 2012	$284,264	$280,627	3.83%
Long-term notes maturing October 2014	263,249	252,301	5.13%
Long-term notes maturing June 2015	200,000	199,060	7.38%
Amounts drawn on credit facility	99,000	99,000	3.39%

Total debt	$846,513	$830,988	5.34%

(1)	Based on quoted market prices as of June 30, 2010 for identical liabilities when traded as assets, with the exception of amounts drawn on our credit facility for which fair value equals carrying value due to its short-term nature.
     We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.
     In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the changes in fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not significant for the quarter or six months ended June 30, 2010. The fair value of the interest rate swaps as of June 30, 2010 was $4.8 million and is included in other non-current assets on the consolidated balance sheet. Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $1.3 million change in interest expense for the first half of 2010, excluding the impact of the interest rate swaps.
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

     (b) Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2010, we withheld 2,806 shares in conjunction with the vesting and exercise of equity-based awards.
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the quarters and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Condensed Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text**
Furnished herewith

*	Incorporated by reference

**	Submitted electronically with this report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)
Date: August 5, 2010	/s/ Lee Schram
Lee Schram
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	/s/ Terry D. Peterson
Terry D. Peterson
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the quarters and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Condensed Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text