Form 10-Q
period 2010-09-30
DELUXE CORP
filed 2010-11-02
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
☐ Yes  ☑ No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 25, 2010 was 51,303,808.

PART I − FINANCIAL INFORMATION

Item 1. Financial Statements.

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$21,091	$12,789
Trade accounts receivable (net of allowances for uncollectible accounts of $4,197 and $4,991, respectively)	61,624	65,564
Inventories and supplies	21,886	22,122
Deferred income taxes	11,209	10,841
Funds held for customers	40,848	26,901
Other current assets	23,913	21,282
Total current assets	180,571	159,499
Long-Term Investments (including $2,073 and $2,231 of investments at fair value, respectively)	36,917	39,200
Property, Plant, and Equipment (net of accumulated depreciation of $337,376 and $335,415, respectively)	119,569	121,797
Assets Held for Sale	4,527	4,527
Intangibles (net of accumulated amortization of $398,929 and $362,201, respectively)	163,174	145,910
Goodwill	725,450	658,666
Other Non-Current Assets	94,643	81,611
Total assets	$1,324,851	$1,211,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$63,584	$60,640
Accrued liabilities	155,849	156,408
Short-term debt	30,000	26,000
Total current liabilities	249,433	243,048
Long-Term Debt	749,278	742,753
Deferred Income Taxes	46,531	24,800
Other Non-Current Liabilities	77,196	83,399
Commitments and Contingencies (Notes 11, 12 and 15)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2010 – 51,302; 2009 – 51,189)	51,302	51,189
Additional paid-in capital	61,486	58,071
Retained earnings	139,981	60,768
Accumulated other comprehensive loss	(50,356)	(52,818)
Total shareholders’ equity	202,413	117,210
Total liabilities and shareholders’ equity	$1,324,851	$1,211,210

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$367,633	$332,297	$1,050,749	$1,003,887
Cost of goods sold, including restructuring charges	121,433	121,911	361,736	378,135
Gross Profit	246,200	210,386	689,013	625,752

Selling, general and administrative expense	157,589	153,999	466,319	464,085
Net restructuring charges	103	1,838	2,011	1,953
Asset impairment charges	—	—	—	24,900
Operating Income	88,508	54,549	220,683	134,814

Gain on early debt extinguishment	—	—	—	9,834
Interest expense	(11,207)	(11,495)	(33,250)	(35,542)
Other income (expense)	383	170	(1,017)	734
Income Before Income Taxes	77,684	43,224	186,416	109,840

Income tax provision	26,512	14,669	67,846	41,004
Income From Continuing Operations	51,172	28,555	118,570	68,836

Net Loss From Discontinued Operations	(372)	—	(771)	—
Net Income	$50,800	$28,555	$117,799	$68,836

Basic Earnings Per Share:
Income from continuing operations	$0.99	$0.56	$2.31	$1.34
Net loss from discontinued operations	(0.01)	—	(0.02)	—
Basic earnings per share	0.99	0.56	2.29	1.34

Diluted Earnings Per Share:
Income from continuing operations	$0.99	$0.56	$2.30	$1.34
Net loss from discontinued operations	(0.01)	—	(0.01)	—
Diluted earnings per share	0.98	0.56	2.28	1.34

Cash Dividends Per Share	$0.25	$0.25	$0.75	$0.75

Total Comprehensive Income	$52,369	$31,908	$120,261	$79,008

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$117,799	$68,836
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	771	—
Depreciation	15,728	17,174
Amortization of intangibles	38,935	33,794
Asset impairment charges	—	24,900
Amortization of contract acquisition costs	14,696	18,523
Deferred income taxes	7,164	7,565
Employee share-based compensation expense	4,548	5,498
Gain on early debt extinguishment	—	(9,834)
Other non-cash items, net	9,024	11,573
Changes in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade accounts receivable	1,889	1,420
Inventories and supplies	(294)	933
Other current assets	(249)	(3,351)
Non-current assets	1,974	4,486
Accounts payable	(2,502)	2,054
Contract acquisition payments	(13,837)	(17,941)
Other accrued and non-current liabilities	(25,162)	(15,422)
Net cash provided by operating activities of continuing operations	170,484	150,208

Cash Flows From Investing Activities:
Purchases of capital assets	(31,613)	(35,006)
Payments for acquisitions, net of cash acquired	(98,621)	(30,825)
Purchases of customer lists	(70)	(1,639)
Purchases of marketable securities	(8)	(4,575)
Proceeds from sales of marketable securities	1,970	914
Proceeds from life insurance policies	5,782	—
Other	(1,805)	(1,813)
Net cash used by investing activities of continuing operations	(124,365)	(72,944)

Cash Flows From Financing Activities:
Net proceeds (payments) on short-term debt	4,000	(14,700)
Payments on long-term debt	—	(22,627)
Payments for debt issue costs, credit facility	(2,361)	—
Change in book overdrafts	(1,595)	(4,577)
Proceeds from issuing shares under employee plans	3,078	1,972
Excess tax benefit from share-based employee awards	396	37
Payments for common shares repurchased	(2,999)	(1,319)
Cash dividends paid to shareholders	(38,586)	(38,452)
Net cash used by financing activities of continuing operations	(38,067)	(79,666)

Effect Of Exchange Rate Change On Cash	250	1,453
Cash Used By Operating Activities Of Discontinued Operations	—	(470)
Cash Used By Investing Activities Of Discontinued Operations	—	(30)

Net Change In Cash And Cash Equivalents	8,302	(1,449)
Cash And Cash Equivalents: Beginning Of Period	12,789	15,590
End Of Period	$21,091	$14,141

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Consolidated financial statements

The consolidated balance sheet as of September 30, 2010, the consolidated statements of income for the quarters and nine months ended September 30, 2010 and 2009 and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. The consolidated balance sheet as of December 31, 2009 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

Note 2: New accounting pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures and clarifies some existing disclosure requirements regarding fair value measurements. The disclosures required under this guidance are included in Note 5, with the exception of disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures, if applicable to us, will be effective for our quarterly report on Form 10-Q for the quarter ending March 31, 2011.

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

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2010	December 31, 2009
Raw materials	$4,543	$4,048
Semi-finished goods	8,480	8,750
Finished goods	5,469	5,602
Total inventories	18,492	18,400
Supplies, primarily production	3,394	3,722
Inventories and supplies	$21,886	$22,122

Marketable securities – Available-for-sale marketable securities included within funds held for customers and other current assets were comprised of the following:

	September 30, 2010
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate investments:
Money market securities	$1,962	$—	$—	$1,962
Funds held for customers:(1)
Money market securities	4,906	—	—	4,906
Canadian and provincial government securities	4,963	75	—	5,038
Marketable securities – funds held for customers	9,869	75	—	9,944
Total marketable securities	$11,831	$75	$—	$11,906

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2010, also included cash and cash equivalents of $30,904.

	December 31, 2009
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate investments:
Money market securities	$3,667	$—	$—	$3,667
Funds held for customers:(1)
Money market securities	9,522	—	—	9,522
Total marketable securities	$13,189	$—	$—	$13,189

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2009, also included cash and cash equivalents of $17,379.

Expected maturities of available-for-sale securities as of September 30, 2010 were as follows:

(in thousands)	Fair value
Due in one year or less	$6,996
Due in one to three years	2,109
Due in three to five years	346
Due after five years	2,455
Total marketable securities	$11,906

Further information regarding the fair value of marketable securities can be found in Note 5: Fair value measurements.

Intangibles – Intangibles were comprised of the following:

	September 30, 2010			December 31, 2009
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	373,109	(306,875)	66,234	341,822	(285,181)	56,641
Customer lists/relationships	71,079	(38,146)	32,933	55,745	(25,777)	29,968
Trade names	59,361	(21,139)	38,222	51,861	(20,375)	31,486
Distributor contracts	30,900	(25,945)	4,955	30,900	(24,594)	6,306
Other	8,554	(6,824)	1,730	8,683	(6,274)	2,409
Amortizable intangibles	543,003	(398,929)	144,074	489,011	(362,201)	126,810
Intangibles	$562,103	$(398,929)	$163,174	$508,111	$(362,201)	$145,910

Total amortization of intangibles was $14.2 million for the quarter ended September 30, 2010 and $10.7 million for the quarter ended September 30, 2009. Amortization of intangibles was $38.9 million for the nine months ended September 30, 2010 and $33.8 million for the nine months ended September 30, 2009. Based on the intangibles in service as of September 30, 2010, estimated future amortization expense is as follows:

(in thousands)
Remainder of 2010	$15,291
2011	41,026
2012	21,778
2013	11,842
2014	7,998

Goodwill – Changes in goodwill during the nine months ended September 30, 2010 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2009:
Goodwill	$596,429	$—	$82,237	$678,666
Accumulated impairment charges	(20,000)	—	—	(20,000)
	576,429	—	82,237	658,666
Acquisition of Custom Direct, Inc. (see Note 7)	—	—	65,843	65,843
Acquisition of Cornerstone Customer Solutions, LLC (see Note 7)	—	897	—	897
Currency translation adjustment	44	—	—	44
Balance, September 30, 2010:
Goodwill	596,473	897	148,080	745,450
Accumulated impairment charges	(20,000)	—	—	(20,000)
	$576,473	$897	$148,080	$725,450

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2010	December 31, 2009
Contract acquisition costs (net of accumulated amortization of $94,840 and $107,971, respectively)	$55,159	$45,701
Deferred advertising costs	15,738	14,455
Other	23,746	21,455
Other non-current assets	$94,643	$81,611

See Note 15 for discussion of the risks associated with the recoverability of contract acquisition costs. Changes in contract acquisition costs during the first nine months of 2010 and 2009 were as follows:

	Nine Months Ended September 30,
(in thousands)	2010	2009
Balance, beginning of year	$45,701	$37,706
Additions(1)	24,388	31,380
Amortization	(14,696)	(18,523)
Write-offs	(234)	—
Balance, end of period	$55,159	$50,563

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $13,837 for the nine months ended September 30, 2010 and $17,941 for the nine months ended September 30, 2009.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2010	December 31, 2009
Funds held for customers	$40,605	$26,901
Employee profit sharing and pension	26,022	36,594
Customer rebates	22,859	21,861
Interest	15,817	5,227
Contract acquisition payments due within one year	9,883	2,795
Wages, including vacation	8,763	5,272
Deferred revenue	7,614	23,720
Restructuring due within one year (see Note 8)	2,021	11,151
Other	22,265	22,887
Accrued liabilities	$155,849	$156,408

Note 4: Derivative financial instruments

In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not significant for the quarters or nine months ended September 30, 2010 and 2009. The fair value of the interest rate swaps was an asset of $6.6 million as of September 30, 2010, which is included in other non-current assets on the consolidated balance sheet. As of December 31, 2009, the fair value of the interest rate swaps was a liability of $0.2 million, which is included in other non-current liabilities on the consolidated balance sheet. See Note 5 for further information regarding the fair value of these instruments.

Note 5: Fair value measurements

2010 acquisition – During April 2010, we acquired all of the outstanding stock of Custom Direct, Inc. (see Note 7). With the exception of goodwill and deferred income taxes, we were required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. The identifiable net assets acquired (excluding goodwill) were comprised primarily of a customer list, internal-use software and trade names. The fair value of the customer list was estimated using the multi-period excess earnings method. Assumptions used in this calculation included a same-customer revenue growth rate and an estimated annual customer retention rate. The customer retention rate was based on estimated re-order rates, as well as management’s estimates of the costs to obtain and retain customers. The calculated fair value of the customer list was $15.0 million, which is being amortized over 1.3 years using an accelerated method. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software was $12.6 million, which is being amortized on the straight-line basis over a weighted average useful life of 4.7 years. The fair value of the trade names was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade names. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for Custom Direct’s operations. The calculated fair value of the trade names was $8.9 million, which is being amortized on the straight-line basis over 10 years.

2010 asset impairment analyses – We evaluate the carrying value of our indefinite-lived trade name and goodwill as of July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. During the quarter ended September 30, 2010, we completed the annual impairment analyses of our indefinite-lived trade name and goodwill. The calculated fair value of the indefinite-lived trade name was estimated to be $24.1 million as of the measurement date, compared to its carrying value of $19.1 million. In our analysis of goodwill, the estimated fair value of each reporting unit as of the measurement date exceeded its carrying amount. As such, no impairment charges were recorded as a result of our 2010 annual impairment analyses. See further information regarding our impairment analyses in Note 15.

2009 asset impairment analyses – During the quarter ended March 31, 2009, we experienced continued declines in our stock price, as well as a continuing negative impact of the economic downturn on our expected operating results. Based on these indicators of potential impairment, we completed impairment analyses of our indefinite-lived trade name and goodwill as of March 31, 2009.

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

(2) Represents the fair value determined from the event-driven impairment analysis completed during the quarter ended March 31, 2009.

Recurring fair value measurements – We held, as corporate investments, available-for-sale marketable securities of $2.0 million as of September 30, 2010 and $3.7 million as of December 31, 2009. These investments are included in other current assets on the consolidated balance sheets. The fair value of these assets is determined based on quoted prices in active markets for identical assets. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of marketable securities were realized during the quarters or nine months ended September 30, 2010 and 2009.

Funds held for customers included available-for-sale marketable securities of $9.9 million as of September 30, 2010 and $9.5 million as of December 31, 2009. The fair value of these assets is determined based on quoted prices in active markets for identical assets. Unrealized gains and losses, net of tax, are included in other comprehensive loss on the consolidated balance sheets. Realized gains and losses are included in revenue on the consolidated statements of income and were not significant for the quarter and nine months ended September 30, 2010 and 2009. The cost of securities sold is determined using the average cost method.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. Realized and unrealized gains and losses, as well as dividends earned by the investment, are included in selling, general and administrative (SG&A) expense in our consolidated statements of income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of income. The fair value of this investment is included in long-term investments in the consolidated balance sheets. The long-term investment caption on our consolidated balance sheets also includes life insurance policies which are recorded at their cash surrender values. The cost of securities sold is determined using the average cost method. Unrealized gains recognized on the investment in mutual funds were not significant during the quarter and nine months ended September 30, 2010. We recognized net unrealized gains of $0.2 million during the quarter ended September 30, 2009 and $0.3 million during the nine months ended September 30, 2009. Realized gains and losses recognized during the quarters and nine months ended September 30, 2010 and 2009 were not significant.

The fair value of interest rate swaps (see Note 4) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate applicable to the interest rate swaps. During the quarter ended September 30, 2010, we recognized a gain on these derivative instruments of $1.8 million, which was largely offset by a loss of $1.7 million related to an increase in the fair value of the hedged long-term debt. During the nine months ended September 30, 2010, we recognized a gain on these derivative instruments of $6.8 million, which was partially offset by a loss of $6.3 million related to an increase in the fair value of the hedged long-term debt. During the quarter and nine months ended September 30, 2009, we recognized a gain on these derivative instruments of $0.4 million, which was offset by a loss of $0.4 million related to an increase in the fair value of the hedged long-term debt. These changes in fair value are included in interest expense in the consolidated statements of income for the quarter and nine months ended September 30, 2010 and 2009.

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
(in thousands)	Fair value as of September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$9,944	$9,944	$—	$—
Marketable securities – corporate investments	1,962	1,962	—	—
Long-term investment in mutual funds	2,073	2,073	—	—
Derivative assets	6,648	—	6,648	—

		Fair value measurements using
(in thousands)	Fair value as of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$9,522	$9,522	$—	$—
Marketable securities – corporate investments	3,667	3,667	—	—
Long-term investment in mutual funds	2,231	2,231	—	—
Derivative liabilities	152	—	152	—

Fair value measurements of other financial instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.

Cash and cash equivalents, cash and cash equivalents included within funds held for customers, and short-term debt – The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.

Long-term debt – The fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market (Level 1 fair value measurement). The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$21,091	$21,091	$12,789	$12,789
Cash and cash equivalents – funds held for customers	30,904	30,904	17,379	17,379
Short-term debt	30,000	30,000	26,000	26,000
Long-term debt	749,278	746,680	742,753	719,283

Note 6: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Earnings per share – basic:
Income from continuing operations	$51,172	$28,555	$118,570	$68,836
Income allocated to participating securities	(267)	(214)	(627)	(527)
Income available to common shareholders	$50,905	$28,341	$117,943	$68,309

Weighted-average shares outstanding	51,171	50,900	51,120	50,812
Earnings per share – basic	$0.99	$0.56	$2.31	$1.34

Earnings per share – diluted:
Income from continuing operations	$51,172	$28,555	$118,570	$68,836
Income allocated to participating securities	(265)	(214)	(625)	(527)
Re-measurement of share-based awards classified as liabilities	2	131	53	67
Income available to common shareholders	$50,909	$28,472	$117,998	$68,376

Weighted-average shares outstanding	51,171	50,900	51,120	50,812
Dilutive impact of options and employee stock purchase plan	191	149	197	76
Weighted-average shares and potential dilutive shares outstanding	51,362	51,049	51,317	50,888

Earnings per share – diluted	$0.99	$0.56	$2.30	$1.34

Antidilutive options excluded from calculation	2,357	2,173	2,357	2,173

Earnings per share amounts for continuing operations, discontinued operations and net income, as presented on the consolidated statements of income, are calculated individually and may not sum due to rounding differences.

Note 7: Acquisitions and discontinued operations

During April 2010, we acquired all of the outstanding stock of Custom Direct, Inc. (Custom Direct), a leading provider of direct-to-consumer checks, in a cash transaction for $97.9 million, net of cash acquired. We funded the acquisition with our credit facility. The results of operations of this business from its acquisition date are included in our Direct Checks segment. The preliminary allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $65.8 million. We believe this acquisition resulted in the recognition of goodwill as we expect Custom Direct to contribute to our strategy of optimizing cash flows in our Direct Checks segment. Transaction costs related to this acquisition were expensed as incurred and were not significant to our consolidated statements of income for the nine months ended September 30, 2010.

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

During March 2010, we purchased substantially all of the assets of Cornerstone Customer Solutions, LLC (CCS) in a cash transaction for $0.7 million. CCS is a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. The results of operations of this business from its acquisition date are included in our Financial Services segment. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $0.9 million. We believe this acquisition resulted in the recognition of goodwill as we are offering these strategic and tactical marketing solutions to our financial institution clients. Transaction costs related to this acquisition were expensed as incurred and were not significant to our consolidated statement of income for the nine months ended September 30, 2010.

Net loss from discontinued operations for the quarter and nine months ended September 30, 2010 represents an additional loss on the disposal of a previously divested business.

Note 8: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Severance accruals	$384	$1,424	$3,591	$2,401
Severance reversals	(686)	(645)	(2,238)	(2,222)
Operating lease obligations	—	—	415	865
Operating lease reversals	(72)	—	(380)	(19)
Net restructuring (reversals) accruals	(374)	779	1,388	1,025
Other costs	476	1,432	1,185	3,586
Net restructuring charges	$102	$2,211	$2,573	$4,611

2010 restructuring charges – During the quarter and nine months ended September 30, 2010, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continue our cost reduction initiatives. Net restructuring accruals for the nine months ended September 30, 2010 also included employee reductions resulting from the acquisition of Custom Direct in April 2010 (see Note 7). The restructuring accruals included severance benefits for approximately 40 employees for the quarter ended September 30, 2010 and severance benefits for approximately 115 employees for the nine months ended September 30, 2010. These charges were reduced by the reversal of restructuring accruals as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities. The net restructuring charges were reflected as net restructuring charges of $0.1 million within operating expenses in the consolidated statement of income for the quarter ended September 30, 2010. For the nine months ended September 30, 2010, the net restructuring charges were reflected as net restructuring charges of $0.6 million within cost of goods sold and net restructuring charges of $2.0 million within operating expenses in the consolidated statement of income.

2009 restructuring charges – During the quarter and nine months ended September 30, 2009, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continued our cost reduction initiatives. Net restructuring accruals for the nine months ended September 30, 2009 also included operating lease obligations on two manufacturing facilities which were closed during 2009. The restructuring accruals included severance benefits for 50 employees for the quarter ended September 30, 2009 and severance benefits for 131 employees for the nine months ended September 30, 2009. These charges were reduced by the reversal of restructuring accruals as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities. The net restructuring charges were reflected as net restructuring charges of $0.4 million within cost of goods sold and net restructuring charges of $1.8 million within operating expenses in the consolidated statement of income for the quarter ended September 30, 2009. For the nine months ended September 30, 2009, the net restructuring charges were reflected as net restructuring charges of $2.7 million within cost of goods sold and net restructuring charges of $1.9 million within operating expenses in the consolidated statement of income.

Restructuring accruals – Restructuring accruals of $2.1 million as of September 30, 2010 are reflected in the consolidated balance sheet as accrued liabilities of $2.0 million and other non-current liabilities of $0.1 million. Restructuring accruals of $11.5 million as of December 31, 2009 are reflected in the consolidated balance sheet as accrued liabilities of $11.2 million and other non-current liabilities of $0.3 million. The majority of the employee reductions are expected to be completed by early 2011. We expect most of the related severance payments to be fully paid by mid-2011, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through May 2013. As of September 30, 2010, approximately 75 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K.

As of September 30, 2010, our restructuring accruals, by company initiative, were as follows:

(in thousands)	2007 initiatives	2008 initiatives	2009 initiatives	2010 initiatives	Total
Balance, December 31, 2009	$64	$2,175	$9,253	$—	$11,492
Restructuring charges	—	516	99	3,391	4,006
Restructuring reversals	(64)	(957)	(1,415)	(182)	(2,618)
Payments, primarily severance	—	(1,429)	(6,928)	(2,396)	(10,753)
Balance, September 30, 2010	$—	$305	$1,009	$813	$2,127

Cumulative amounts:
Restructuring charges	$7,181	$27,536	$11,015	$3,391	$49,123
Restructuring reversals	(1,503)	(5,842)	(1,563)	(182)	(9,090)
Payments, primarily severance	(5,678)	(21,389)	(8,443)	(2,396)	(37,906)
Balance, September 30, 2010	$—	$305	$1,009	$813	$2,127

As of September 30, 2010, the components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Total
Balance, December 31, 2009	$4,745	$1,053	$116	$4,781	$797	$11,492
Restructuring charges	383	151	2,173	884	415	4,006
Restructuring reversals	(873)	(166)	(116)	(1,083)	(380)	(2,618)
Payments	(3,944)	(860)	(1,990)	(3,445)	(514)	(10,753)
Balance, September 30, 2010	$311	$178	$183	$1,137	$318	$2,127

Cumulative amounts for current initiatives(1) :
Restructuring charges	$15,247	$5,842	$2,648	$23,585	$1,801	$49,123
Restructuring reversals	(2,248)	(1,279)	(125)	(5,045)	(393)	(9,090)
Inter-segment transfer	1,552	739	61	(2,352)	—	—
Payments	(14,240)	(5,124)	(2,401)	(15,051)	(1,090)	(37,906)
Balance, September 30, 2010	$311	$178	$183	$1,137	$318	$2,127

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

Pension and postretirement benefit expense for the quarters ended September 30, 2010 and 2009 consisted of the following components:

	Postretirement benefit plan		Pension plan
(in thousands)	2010	2009	2010	2009
Interest cost	$1,820	$2,188	$45	$51
Expected return on plan assets	(1,806)	(1,489)	—	—
Amortization of prior service credit	(936)	(936)	—	—
Amortization of net actuarial losses	1,352	1,388	—	(1)
Total periodic benefit expense	$430	$1,151	$45	$50

Pension and postretirement benefit expense for the nine months ended September 30, 2010 and 2009 consisted of the following components:

	Postretirement benefit plan		Pension plans
(in thousands)	2010	2009	2010	2009
Interest cost	$5,461	$6,372	$135	$212
Expected return on plan assets	(5,419)	(4,430)	—	(58)
Amortization of prior service credit	(2,807)	(2,879)	—	—
Amortization of net actuarial losses	4,055	6,994	—	10
Total periodic benefit expense	1,290	6,057	135	164
Settlement loss	—	—	—	402
Net periodic benefit expense	$1,290	$6,057	$135	$566

Note 10:  Income tax provision

Our effective tax rate for continuing operations for the nine months ended September 30, 2010 was 36.4%, compared to our 2009 annual effective tax rate of 35.9%. Our 2010 effective tax rate included discrete items which increased our tax rate by 0.4 points, as well as lower tax credits in 2010 for research and development as Federal tax law providing credits for increasing research and development costs expired on December 31, 2009. The discrete items in 2010 consisted primarily of a $3.4 million charge resulting from a reconciliation bill, formerly known as the Health Care and Education Reconciliation Act, which was signed into law in March 2010 and requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan. Partially offsetting the impact of this unfavorable discrete item were discrete credits to income tax expense related to adjustments to accruals for uncertain tax positions.

Our 2009 effective tax rate included the non-deductible portion of the goodwill impairment charge recorded during the quarter ended March 31, 2009 (see Note 5), which increased our effective tax rate 2.9 percentage points. Our 2009 effective tax rate also included favorable adjustments related to receivables for prior year tax returns, which lowered our effective tax rate 2.2 percentage points.

Note 11: Debt

Total debt outstanding was comprised of the following:

(in thousands)	September 30, 2010	December 31, 2009
5.0% senior, unsecured notes due December 15, 2012, net of discount, including cumulative change in fair value of hedged debt: 2010 - $6,095 increase; 2009 - $254 decrease	$286,014	$279,533
5.125% senior, unsecured notes due October 1, 2014, net of discount	263,264	263,220
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000
Long-term portion of debt	749,278	742,753
Amounts drawn on credit facilities	30,000	26,000
Total debt	$779,278	$768,753

Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were subsequently used on October 1, 2007 as part of our repayment of $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $205.5 million as of September 30, 2010, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During the quarter ended March 31, 2009, we retired $11.5 million of these notes, realizing a pre-tax gain of $4.1 million. As of September 30, 2010, the fair value of the $263.5 million remaining notes outstanding was $255.1 million, based on quoted prices for identical liabilities when traded as assets.

In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2009, we retired $19.7 million of these notes, realizing a pre-tax gain of $5.7 million. As of September 30, 2010, the fair value of the $280.3 million remaining notes outstanding was $286.1 million, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 4, during September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges. The carrying amount of long-term debt has increased $6.1 million since the inception of the interest rate swaps due to changes in the fair value of the hedged long-term debt.

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

The daily average amount outstanding under our credit facilities during the nine months ended September 30, 2010 was $60.9 million at a weighted-average interest rate of 3.18%. As of September 30, 2010, $30.0 million was outstanding at a weighted-average interest rate of 3.31%. During 2009, the daily average amount outstanding under our line of credit was $69.3 million at a weighted-average interest rate of 0.76%. As of December 31, 2009, $26.0 million was outstanding at a weighted-average interest rate of 0.67%. As of September 30, 2010, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total Available
Credit facility commitment	$200,000
Amounts drawn on credit facility	(30,000)
Outstanding letters of credit	(9,313)
Net available for borrowing as of September 30, 2010	$160,687

Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate.

Note 12:  Other commitments and contingencies

Information regarding indemnifications, environmental matters, self-insurance and litigation can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K.  No significant changes in these items occurred during the nine months ended September 30, 2010.

Note 13: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.2 million shares remained available for purchase under this authorization as of September 30, 2010. During the quarter and nine months ended September 30, 2010, we repurchased 0.2 million shares for $3.0 million. The terms of our $200.0 million notes maturing in 2015 place a limitation on restricted payments, including increases in dividend levels and share repurchases. The terms of our $200.0 million credit facility also limit our ability to increase dividends or repurchase shares above certain levels.

Changes in shareholders’ equity during the nine months ended September 30, 2010 were as follows:

	Common shares		Additional		Accumulated other	Total
	Number	Par	paid-in	Retained	comprehensive	shareholders’
(in thousands)	of shares	value	capital	earnings	loss	equity
Balance, December 31, 2009	51,189	$51,189	$58,071	$60,768	$(52,818)	$117,210
Net income	—	—	—	117,799	—	117,799
Cash dividends	—	—	—	(38,586)	—	(38,586)
Common shares issued	331	331	3,474	—	—	3,805
Tax impact of share-based awards	—	—	(715)	—	—	(715)
Common shares repurchased	(167)	(167)	(2,832)			(2,999)
Other common shares retired	(53)	(53)	(850)	—	—	(903)
Fair value of share-based compensation	2	2	4,338	—	—	4,340
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(1,741)	(1,741)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	2,515	2,515
Amortization of loss on derivatives, net of tax(1)	—	—	—	—	990	990
Net unrealized gain on marketable securities, net of tax	—	—	—	—	51	51
Currency translation adjustment	—	—	—	—	647	647
Balance, September 30, 2010	51,302	$51,302	$61,486	$139,981	$(50,356)	$202,413

(1) Relates to interest rate locks executed in 2004 and 2002. See “Note 6: Derivative financial instruments” in the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K.

Accumulated other comprehensive loss was comprised of the following:

(in thousands)	September 30, 2010	December 31, 2009
Postretirement and defined benefit pension plans:
Unrealized prior service credit	$16,237	$17,978
Unrealized net actuarial losses	(67,813)	(70,328)
Postretirement and defined benefit pension plans, net of tax	(51,576)	(52,350)
Loss on derivatives, net of tax	(4,851)	(5,841)
Unrealized gain on marketable securities, net of tax	51	—
Currency translation adjustment	6,020	5,373
Accumulated other comprehensive loss	$(50,356)	$(52,818)

Note 14: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are sold through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors and dealers, the internet and sales representatives. Financial Services’ products and services for financial instituations include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, and services intended to enhance the financial institution customer experience, such as customer loyalty programs. These products and services are sold through multiple channels, including a direct sales force. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe.

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

The following is our segment information as of and for the quarters ended September 30, 2010 and 2009:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2010	$206,572	$102,614	$58,447	$—	$367,633
	2009	193,874	98,947	39,476	—	332,297
Operating income:	2010	45,298	27,157	16,053	—	88,508
	2009	23,279	18,482	12,788	—	54,549
Depreciation and amortization expense:	2010	11,099	2,911	5,369	—	19,379
	2009	12,466	2,691	1,057	—	16,214
Total assets:	2010	779,588	65,054	181,982	298,227	1,324,851
	2009	796,642	59,545	95,694	291,707	1,243,588
Capital asset purchases:	2010	—	—	—	10,547	10,547
	2009	—	—	—	11,269	11,269

The following is our segment information as of and for the nine months ended September 30, 2010 and 2009:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2010	$592,063	$302,307	$156,379	$—	$1,050,749
	2009	579,095	301,422	123,370	—	1,003,887
Operating income:	2010	104,843	71,178	44,662	—	220,683
	2009	37,240	57,332	40,242	—	134,814
Depreciation and amortization expense:	2010	34,230	8,880	11,553	—	54,663
	2009	39,967	7,887	3,114	—	50,968
Asset impairment charges:	2010	—	—	—	—	—
	2009	24,900	—	—	—	24,900
Total assets:	2010	779,588	65,054	181,982	298,227	1,324,851
	2009	796,642	59,545	95,694	291,707	1,243,588
Capital asset purchases:	2010	—	—	—	31,613	31,613
	2009	—	—	—	35,006	35,006

Note 15: Market risks

Due to the downturn in the U.S. economy, including the liquidity crisis in the credit markets, as well as failures and consolidations of companies within the financial services industry since 2008, we have identified certain market risks which may affect our future operating performance.

Economic conditions – As discussed in Note 5, during the quarter ended March 31, 2009, we completed impairment analyses of goodwill and our indefinite-lived trade name due to indicators of potential impairment. We recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units, as well as an impairment charge of $4.9 million in our Small Business Services segment related to an indefinite-lived trade name. The annual impairment analyses completed during the quarter ended September 30, 2010 indicated that the calculated fair values of our reporting units’ net assets exceeded their carrying values by amounts between $43 million and $546 million, or by amounts between 55% and 442% above the carrying values of their net assets. The calculated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by $5.0 million based on the analysis completed during the quarter ended September 30, 2010. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our expected operating results or share price, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of goodwill and the indefinite-lived trade name.

Postretirement benefit plan – The fair value of the plan assets of our postretirement benefit plan is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29.9 million increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributed to an increase in postretirement benefit expense of $2.4 million in 2009, as compared to 2008. As of December 31, 2009, the fair value of our plan assets had partially recovered, contributing to an $11.8 million improvement in the unfunded status of our plan as compared to December 31, 2008. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during the first nine months of 2010 or during 2009. Rather, we used cash provided by operating activities to make these payments.

Financial institution clients – Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if we were to lose a significant amount of business and/or we were unable to recover the value of an unamortized contract acquisition cost or account receivable. As of September 30, 2010, unamortized contract acquisition costs totalled $55.2 million, while liabilities for contract acquisition costs not paid as of September 30, 2010 were $19.3 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 56.3% of our consolidated revenue for the first nine months of 2010. This segment has sold personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to over four million small businesses in the last 24 months. These products and services are sold through direct response marketing, referrals from financial institutions and telecommunications companies, independent distributors and dealers, the internet and sales representatives. Our Financial Services segment generated 28.8% of our consolidated revenue for the first nine months of 2010. This segment’s products and services for financial instituations include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, and services intended to enhance the financial institution customer experience, such as customer loyalty programs. These products and services are sold through multiple channels, including a direct sales force, to 6,400 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 14.9% of our consolidated revenue for the first nine months of 2010, including Custom Direct, Inc., which was acquired in April 2010. This segment is the nation’s leading direct-to-consumer check supplier, selling under various brand names including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe.

We have continued to see the negative impact of the economic environment on our results of operations for the first nine months of 2010. The severe downturn in the economy and the turmoil in the financial services industry continue to affect our operating results. Demand has fallen for many of our Small Business Services products as we believe small business owners have reduced their discretionary spending. Additionally, we believe interruptions and consumer uncertainty related to financial institution consolidations and failures have led to reduced check orders from several of our financial institution clients, and financial institution consolidations have also impacted our operating results. In July 2010, we finalized a contract settlement with a large financial institution that previously acquired one of our clients and recently chose to consolidate its check printing business with another provider. We had been producing checks for a minority portion of this client’s customers. This business transitioned during the third quarter of 2010 and we received contract termination payments of $24.6 million, which were included as revenue of $12.1 million in Small Business Services and $12.5 million in Financial Services. We expect revenue from a new financial institution client which began generating revenue during the third quarter of 2010 will offset the revenue lost from the contract termination.

During this difficult economic environment, we have accelerated many of our cost reduction actions, and we have identified additional opportunities to improve our cost structure. We believe we have taken appropriate steps to position ourselves for sustainable growth as the economy recovers, including accelerating our brand awareness and positioning initiatives, investing in technology for new service offerings, enhancing our internet capabilities, improving customer segmentation and adding new small business customers. We have invested in acquisitions that we believe offer higher growth business services, extend our direct-to-consumer offerings, improve our operating cash flow, and bring analytics-driven deposit acquisition marketing programs to our financial institution clients. We are focused on capitalizing on transformational opportunities available to us in this difficult environment and believe that we will be positioned to deliver strong margins once the economy recovers.

Our earnings for the first nine months of 2010, as compared to the first nine months of 2009, benefited from the following:

•	Asset impairment charges of $24.9 million in the first quarter of 2009 within Small Business Services related to goodwill and an indefinite-lived trade name;
•	Revenue of $24.6 million from a contract settlement executed during the third quarter of 2010;
•	Continuing initiatives to reduce our cost structure, primarily within manufacturing, sales and marketing and information technology;
•	Recognition of deferred revenue from a Financial Services contract termination settlement executed in the fourth quarter of 2009; and
•	Price increases in Small Business Services and Financial Services.

These benefits were partially offset by the following:

•	Reduced volume for our personal check businesses due to the continuing decline in check usage, turmoil in the financial services industry, including bank failures, and continued economic softness;
•
Lower volume in Small Business Services due primarily to declines in check and forms usage, as well as changes in our customers’ buying patterns, we believe, as a result of the continued economic downturn;

•	Pre-tax gains of $9.8 million in the first quarter of 2009 from the retirement of long-term notes;
•	Increased marketing investment in brand positioning and awareness and direct marketing tests; and
•	Increases in delivery rates.

Our Strategies

Details concerning our strategies were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). There were no significant changes in our strategies during the first nine months of 2010.

During April 2010, we acquired all of the outstanding stock of Custom Direct, Inc. (Custom Direct), a leading provider of direct-to-consumer checks, in a cash transaction for $97.9 million, net of cash acquired. We funded the acquisition with our credit facility. The results of operations of this business from its acquisition date are included in our Direct Checks segment. We expect the acquisition of Custom Direct to contribute to our strategy of optimizing cash flows in this segment. During 2010, the acquisition is expected to generate approximately $60 million in revenue and more than $15 million of operating cash flow, including cash tax savings of approximately $10 million from certain acquired tax attributes, although we have not completed our analysis of these income tax positions. We expect the acquisition to be neutral to earnings per share in 2010, including $2.5 million of severance benefits and other transaction-related costs, as well as approximately $12 million of acquisition-related amortization.

During March 2010, we purchased substantially all of the assets of Cornerstone Customer Solutions, LLC (CCS) in a cash transaction for $0.7 million. CCS is a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. The results of operations of this business from its acquisition date are included in our Financial Services segment as we are offering these strategic and tactical marketing solutions to our financial institution clients.

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

Outlook for 2010

We anticipate that consolidated revenue from continuing operations for 2010 will be between $1.397 billion and $1.405 billion, as compared to $1.344 billion for 2009, including approximately $60 million of revenue from the Custom Direct acquisition. Excluding $12.1 million of the contract settlement executed in the third quarter of 2010, we expect Small Business Services revenue to be roughly flat compared to 2009 as declines in core business products are expected to be offset by benefits from our e-commerce investments, price increases and growth in business service offerings, including 2009 acquisitions. In Financial Services, excluding $12.5 million of the contract settlement, we expect the revenue decline percentage to be in the mid to upper single digits. We estimate that the decline in our check orders will be approximately eight percent compared to 2009, given the increases in electronic payments and the continued weak economy. The eight percent estimated decline in our check orders may not necessarily correspond to our reported decline in orders, as this estimate excludes the impact of client additions and losses. We expect these declines to be partially offset by a second quarter 2010 price increase, the amortization of a past contract settlement and continued contributions from non-check revenue streams. Direct Checks revenue is expected to increase approximately thirty percent driven by the Custom Direct acquisition and improved reorder volumes stemming from past quantity reductions, partially offset by check usage declines and the continued weak economy.

We expect that 2010 diluted earnings per share will be between $2.93 and $3.00, which includes a $0.31 per diluted share impact of the $24.6 million third quarter contract settlement, as well a $0.10 per share impact of a first quarter charge to income tax expense due to recent health care reform legislation and 2010 restructuring-related costs. Earnings per share for 2009 was $1.94, which included a $0.50 per share impact of impairment charges, restructuring and transaction-related costs, and gains on debt repurchases. We expect that continued execution of our cost reduction initiatives will be offset by the revenue decline, excluding the Custom Direct acquisition, continued investments in revenue growth opportunities and increases in delivery and materials rates. Our outlook reflects a merit wage freeze in 2010, leaving base salary levels consistent with 2009. We estimate that our annual effective tax rate for 2010 will be approximately 34%, excluding a first quarter charge of $3.4 million related to recent health care reform legislation, compared to 35.9% in 2009.

We anticipate that net cash provided by operating activities of continuing operations will be between $220 million and $226 million in 2010, compared to $206 million in 2009. We anticipate that the increase will be driven by the third quarter contract settlement, cash flow generated by the operations of Custom Direct, stronger earnings and continued progress on working capital initiatives. These increases will be partly offset by higher performance-based compensation payments for all employee levels in 2010. We estimate that capital spending will be a little over $40 million in 2010 as we continue to invest in key revenue growth initiatives, complete automation of our flat check packaging process and invest in order fulfillment, delivery productivity and information technology infrastructure.

We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. With no long-term debt maturities until December 2012, we are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis and thus, are subject to change. To the extent we have cash flow in excess of these priorities, our focus during the remainder of 2010 will be on further reducing our debt. During the first nine months of 2010, net borrowings under our credit facility were only $4.0 million, despite borrowing $98 million in the second quarter of 2010 to complete the acquisition of Custom Direct.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Form 10-K. There were no significant changes in these items during the first nine months of 2010.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2010	2009	Change	2010	2009	Change
Revenue	$367,633	$332,297	10.6%	$1,050,749	$1,003,887	4.7%

Orders	14,339	14,691	(2.4%)	42,549	44,819	(5.1%)
Revenue per order	$25.64	$22.62	13.4%	$24.69	$22.40	10.2%

The increase in revenue for the third quarter of 2010, as compared to the third quarter of 2009, was primarily due to revenue of $24.6 million from a contract settlement executed during the third quarter of 2010 and a revenue contribution of $20.5 million from the acquisition of Custom Direct in April 2010 discussed under Executive Overview. In addition, revenue benefited from price increases in Financial Services and Small Business Services, growth in business services, and a favorable currency exchange rate impact of $0.9 million. The contract settlement revenue related to a contract settlement with a large financial institution that previously acquired one of our clients and recently chose to consolidate its check printing business with another provider. We had been producing checks for a minority portion of this client’s customers. This business transitioned during the third quarter of 2010 and we received contract termination payments of $24.6 million, which were included in revenue in our Small Business Services and Financial Services segments. We expect revenue from a new contract acquisition which began generating revenue during the third quarter of 2010 will offset the revenue lost from this contract termination. Partially offsetting these revenue increases were lower order volume and continued pricing pressure when executing contracts with financial institutions.

Revenue increased for the first nine months of 2010, as compared to the first nine months of 2009, for the same reasons as discussed for the quarter, as well as the recognition of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009 and business services revenue from businesses acquired in July 2009. The revenue contribution from the acquisition of Custom Direct was $38.8 million for the first nine months of 2010, and the favorable currency exchange rate impact was $6.1 million for the first nine months of 2010.

The number of orders decreased for the third quarter and first nine months of 2010, as compared to the same periods in 2009, due primarily to the continuing decline in check and forms usage, partially offset by orders from Custom Direct. Revenue per order increased for the third quarter of 2010, as compared to the third quarter of 2009, primarily due to the $24.6 million contract settlement executed during the third quarter of 2010 which increased revenue per order by 7.6 percentage points, as well as the benefit of price increases in Financial Services and Small Business Services. These increases in revenue per order were partially offset by continued pricing pressure when executing contracts with financial institutions. Revenue per order increased for the first nine months of 2010, as compared to the first nine months of 2009, for the same reasons as discussed for the quarter, as well as the recognition of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009. The $24.6 million contract settlement in the third quarter of 2010 increased revenue per order by 2.6 percentage points for the nine months ended September 30, 2010.

Consolidated Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
Gross profit	$246,200	$210,386	17.0%	$689,013	$625,752	10.1%
Gross margin	67.0%	63.3%	3.7 pts.	65.6%	62.3%	3.3 pts.

We evaluate gross margin when analyzing our consolidated results of operations as we believe it provides important insight into significant profit drivers. As more than 90% of our revenue at this time is generated from the sale of manufactured and purchased products, the measure of gross margin best demonstrates our manufacturing and distribution performance, as well as the impact of pricing on our profitability. Gross margin is not a complete measure of profitability, as it omits selling, general and administrative (SG&A) expense. However, it is a financial measure which we believe is useful in evaluating our results of operations.

Gross margin increased for the third quarter and first nine months of 2010, as compared to the same periods in 2009, due primarily to the higher revenue per order discussed earlier, including the $24.6 million contract settlement, manufacturing efficiencies and other benefits resulting from our cost reduction initiatives, and favorable product mix. Also contributing to the higher gross margin was a decrease in restructuring charges and other costs related to our cost reduction initiatives. Restructuring and related costs decreased $1.0 million for the third quarter of 2010 and $4.3 million for the first nine months of 2010, as compared to the same periods in 2009. Further information regarding our restructuring costs can be found under Restructuring Costs. The 2010 contract settlement contributed 2.4 percentage points of the increase in gross margin for the third quarter of 2010, as compared to 2009, and 0.9 percentage points of the increase in gross margin for the first nine months of 2010 as compared to 2009.

Consolidated Selling, General & Administrative Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
SG&A expense	$157,589	$153,999	2.3%	$466,319	$464,085	0.5%
SG&A as a percentage of revenue	42.9%	46.3%	(3.4) pts.	44.4%	46.2%	(1.8) pts.

The increase in SG&A expense for the third quarter and first nine months of 2010, as compared to the same periods in 2009, was driven primarily by expenses from the businesses we acquired in 2009 and 2010, as well as marketing investments in our brand awareness and positioning initiatives and direct marketing tests. These increases were partly offset by various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology, as well as lower acquisition-related amortization related to acquisitions completed prior to 2009.

Net Restructuring Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
Net restructuring charges	$103	$1,838	$(1,735)	$2,011	$1,953	$58

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

Interest Expense

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	Change		2010	2009	Change
Interest expense	$11,207	$11,495	(2.5%)		$33,250	$35,542	(6.4%)
Weighted-average debt outstanding	813,108	823,866	(1.3%)		804,661	827,740	(2.8%)
Weighted-average interest rate	5.07%	5.16%	(0.9)	pt.	5.07%	5.21%	(0.14)	pt.

The decrease in interest expense for the third quarter of 2010, as compared to the third quarter of 2009, was due primarily to the impact of interest rate swaps. During the third quarter of 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our long-term debt. These fair value hedges reduced interest expense by $0.8 million during the third quarter of 2010, as compared to the third quarter of 2009.

The decrease in interest expense for the first nine months of 2010, as compared to the first nine months of 2009, was due to a $2.8 million favorable impact of the interest rates swaps. Additionally, due to the early retirement of long-term notes during the first quarter of 2009, we were required to accelerate the recognition of a portion of a previously deferred derivative loss. This resulted in additional interest expense of $0.5 million during the first nine months of 2009.

Income Tax Provision

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	Change		2010	2009	Change
Income tax provision	$26,512	$14,669	80.7%		$67,846	$41,004	65.5%
Effective tax rate	34.1%	33.9%	0.2	pts.	36.4%	37.3%	(0.9)	pts.

The increase in our effective tax rate for the third quarter of 2010, as compared to the third quarter of 2009, was primarily due to a decrease in our estimated tax credits in 2010 for research and development, as well as a higher state income tax rate. These increases were partially offset by the higher favorable impact of discrete items in 2010. Discrete credits to income tax expense in the third quarter of 2010 lowered our effective tax rate 1.9 points and consisted primarily of adjustments to accruals for uncertain tax positions. Discrete credits to income tax expense in the third quarter of 2009 lowered our effective tax rate 1.5 points and consisted primarily of receivables related to prior year tax returns.

The decrease in our effective tax rate for the first nine months of 2010, as compared to the first nine months of 2009, was primarily due to the impact of discrete income tax expense in 2009, which increased our effective tax rate 1.8 points for the first nine months of 2009. The discrete items in 2009 consisted of the non-deductible portion of the goodwill impairment charge, among other items.

Discrete income tax expense for the first nine months of 2010 increased our effective tax rate by 0.4 points. The discrete items in 2010 consisted primarily of a $3.4 million charge resulting from a reconciliation bill, formerly known as the Health Care and Education Reconciliation Act, which was signed into law in March 2010 and requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan. Partially offsetting the impact of this unfavorable discrete item were discrete credits to income tax expense related to adjustments to accruals for uncertain tax positions.

Partially offsetting the favorable impact of the discrete items in the first nine months of 2010, as compared to the first nine months of 2009, was a decrease in our estimated tax credits in 2010 for research and development. Federal tax law providing credits for increasing research and development costs expired on December 31, 2009.

RESTRUCTURING COSTS

During the first nine months of 2010, we recorded net restructuring charges of $2.6 million. This amount included expenses related to our restructuring activities, including equipment moves, training and travel which were expensed as incurred, as well as net restructuring accruals of $1.4 million. The net restructuring accruals included charges of $3.6 million related to severance for employee reductions primarily resulting from the acquisition of Custom Direct in April 2010, as well as reductions in various functional areas as we continue our cost reduction initiatives. The net restructuring accruals included severance benefits for approximately 115 employees. Further information regarding our cost reduction initiatives can be found under Executive Overview. These charges were reduced by the reversal of $2.2 million of severance accruals as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges of $0.6 million within cost of goods sold and net restructuring charges of $2.0 million within operating expenses in the consolidated statement of income for the nine months ended September 30, 2010.

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

During 2009, we closed seven manufacturing operations and two customer call centers which were located in five leased facilities and three owned facilities. The operations and related assets were relocated to other locations. We have remaining rent obligations for three of the five leased facilities and we are actively marketing the three owned facilities. The remaining payments due under the operating lease obligations will be paid through May 2013. Although we closed the manufacturing operations within our Colorado Springs, Colorado facility during 2009, this owned location also houses administrative functions and two customer call centers, one of which we closed during the first quarter of 2010. Once this facility is sold, we plan to relocate the remaining employees to another location in the same area. The majority of the employee reductions included in our restructuring accruals are expected to be completed in early 2011. We expect most of the related severance payments to be fully paid by mid-2011 utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $11 million in cost of goods sold and $20 million in SG&A expense in 2010 relative to 2009. These cost savings exclude the impact of Custom Direct employee reductions, as Custom Direct’s results of operations were not included in our 2009 results. Expense reductions consist primarily of labor and facility costs.

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

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	Change		2010	2009	Change
Revenue	$206,572	$193,874	6.5%		$592,063	$579,095	2.2%
Operating income	45,298	23,279	94.6%		104,843	37,240	181.5%
Operating margin	21.9%	12.0%	9.9	pts.	17.7%	6.4%	11.3	pts.

The increase in revenue for the third quarter and first nine months of 2010, as compared to the same periods in 2009, was due primarily to $12.1 million of revenue related to Small Business Services’ portion of the contract settlement executed during the third quarter of 2010, as well as sales of products and services by businesses acquired in 2009, price increases, and growth in business services revenue. Additionally, revenue increased due to a favorable currency exchange rate impact related to our Canadian operations of $0.9 million for the third quarter of 2010 and $6.1 million for the first nine months of 2010. These increases in revenue were partly offset by the continuing decline in check and forms usage. We also believe that the negative impact of general economic conditions continued to affect our customer’s buying patterns.

The increase in operating income and operating margin for the third quarter of 2010, as compared to the third quarter of 2009, was due to the revenue from the third quarter contract settlement, continued progress on our cost reduction initiatives, price increases, lower acquisition-related amortization related to acquisitions completed prior to 2009, favorable product mix and a $1.9 million decrease in restructuring and transaction-related costs in 2010. Further information regarding the restructuring costs can be found under Restructuring Costs. These increases in operating income were partially offset by the impact of negative economic conditions, the continuing decline in checks and forms, marketing investments in our brand awareness and positioning initiatives and direct marketing tests, and increases in delivery rates.

In addition to the reasons discussed above for the quarter, operating income and operating margin increased for the first nine months of 2010, as compared to the first nine months of 2009, due to the asset impairment charges of $24.9 million in 2009 discussed earlier under Consolidated Results of Operations and a $6.0 million reduction in restructuring and transaction-related costs in 2010.

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

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	Change		2010	2009	Change
Revenue	$102,614	$98,947	3.7%		$302,307	$301,422	0.3%
Operating income	27,157	18,482	46.9%		71,178	57,332	24.2%
Operating margin	26.5%	18.7%	7.8	pts.	23.5%	19.0%	4.5	pts.

The increase in revenue for the third quarter of 2010, as compared to the third quarter of 2009, was due primarily to Financial Services’ portion of the revenue from a contract termination settlement executed during the third quarter of 2010 of $12.5 million, price increases implemented in the second quarter of 2010, and increased non-check revenue. These increases in revenue were partially offset by a decrease in order volume resulting from the continuing decline in check usage and the weak economy, as well as continuing competitive pricing pressure.

Revenue increased for the first nine months of 2010, as compared to the first nine months of 2009, for the same reasons as discussed for the quarter. In addition, revenue benefited from the recognition of deferred revenue related to a contract termination settlement executed in the fourth quarter of 2009,  as well as price increases implemented in the third quarter of 2009.

Operating income and operating margin increased for the third quarter and first nine months of 2010, as compared to the same periods in 2009, primarily due to the contract termination settlement, as well as the benefit of our various cost reduction initiatives. These increases in operating income and operating margin were partially offset by the volume decline, increased marketing investment and delivery rate increases.

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

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010	2009	Change		2010	2009	Change
Revenue	$58,447	$39,476	48.1%		$156,379	$123,370	26.8%
Operating income	16,053	12,788	25.5%		44,662	40,242	11.0%
Operating margin	27.5%	32.4%	(4.9)	pts.	28.6%	32.6%	(4.0)	pts.

The increase in revenue for the third quarter and first nine months of 2010, as compared to the same periods in 2009, was due to the revenue contribution from the acquisition of Custom Direct in April 2010 discussed under Executive Overview. Custom Direct contributed revenue of $20.5 million for the third quarter of 2010 and $38.8 million for the first nine months of 2010. Partially offsetting the impact of the acquisition was a reduction in orders stemming from the decline in check usage, as well as the weak economy, partially offset by an increase in orders from repeat customers.

The increase in operating income for the third quarter of 2010, as compared to the third quarter of 2009, was due to the benefit of our cost reduction initiatives, the contribution of Custom Direct’s operations, and a $0.7 million reduction in restructuring-related costs, partially offset by the lower order volume and increased delivery rates.

The increase in operating income for the first nine months of 2010, as compared to the first nine months of 2009, was due primarily to the benefit of our cost reduction initiatives and the contribution of Custom Direct’s operations, partially offset by the lower order volume, an increase of $1.7 million in restructuring-related costs related primarily to employee reductions at Custom Direct, and increased delivery rates.

CASH FLOWS

As of September 30, 2010, we held cash and cash equivalents of $21.1 million. The following table shows our cash flow activity for the nine months ended September 30, 2010 and 2009, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2010	2009	Change
Continuing operations:
Net cash provided by operating activities	$170,484	$150,208	$20,276
Net cash used by investing activities	(124,365)	(72,944)	(51,421)
Net cash used by financing activities	(38,067)	(79,666)	41,599
Effect of exchange rate change on cash	250	1,453	(1,203)
Net cash provided (used) by continuing operations	8,302	(949)	9,251
Net cash used by operating activities of discontinued operations	—	(470)	470
Net cash used by investing activities of discontinued operations	—	(30)	30
Net change in cash and cash equivalents	$8,302	$(1,449)	$9,751

The $20.3 million increase in cash provided by operating activities for the first nine months of 2010, as compared to the first nine months of 2009, was due primarily to the higher earnings discussed earlier under Consolidated Results of Operations, including the $24.6 million contract settlement, as well as decreases of $4.1 million in contract acquisition payments and $3.8 million in severance payments in 2010 as compared to 2009. These increases in cash provided by operating activities were partially offset by an $18.4 million increase in 2010 in employee profit sharing payments and pension contributions related to our 2009 performance, as well as higher income tax payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2010	2009	Change
Income tax payments	$59,679	$43,046	$16,633
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	32,800	32,300	500
Employee profit sharing payments and pension contributions	29,790	11,430	18,360
Interest payments	22,692	22,240	452
Contract acquisition payments	13,837	17,941	(4,104)
Severance payments	10,239	14,029	(3,790)

Net cash used by investing activities in the first nine months of 2010 was $51.4 million higher than the first nine months of 2009 primarily due to the acquisition of Custom Direct in April 2010, partly offset by proceeds from life insurance policies in 2010 and purchases of marketable securities in 2009.

Net cash used by financing activities in the first nine months of 2010 was $41.6 million lower than the first nine months of 2009. This was due primarily to net borrowings under our credit facility in 2010 to complete the acquisition of Custom Direct, as well as payments in 2009 of $21.2 million to retire long-term notes.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2010	2009	Change
Proceeds from life insurance policies	$5,782	$—	$5,782
Net proceeds from short-term debt	4,000	—	4,000
Proceeds from sales of marketable securities	1,970	914	1,056
Proceeds from issuing shares under employee plans	3,078	1,972	1,106

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2010	2009	Change
Payments for acquisitions, net of cash acquired	$98,621	$30,825	$67,796
Cash dividends paid to shareholders	38,586	38,452	134
Purchases of capital assets	31,613	35,006	(3,393)
Payments for common shares repurchased	2,999	1,319	1,680
Payments for debt issue costs, credit facility	2,361	—	2,361
Purchases of marketable securities	8	4,575	(4,567)
Payments on long-term debt	—	22,627	(22,627)
Net payments on short-term debt	—	14,700	(14,700)

We anticipate that net cash provided by operating activities of continuing operations will be between $220 million and $226 million in 2010, compared to $206 million in 2009. We anticipate that the increase will be driven by the third quarter contract settlement discussed under Executive Overview, cash flow generated by the Custom Direct acquisition, stronger earnings and continued progress on working capital initiatives. We expect these increases will be partly offset by higher performance-based compensation payments for all employee levels in 2010. We anticipate that cash generated by operating activities in 2010 will be utilized for dividend payments of approximately $50 million, capital expenditures of a little over $40 million, debt reduction, and possibly additional small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives, completing the automation of our flat check packaging process and investing in order fulfillment, delivery productivity and information technology infrastructure. We have no maturities of long-term debt until December 2012. We executed a $200.0 million credit facility during the first quarter of 2010 and we had $160.7 million available for borrowing under this credit facility as of September 30, 2010. We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, possible small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months.

CAPITAL RESOURCES

Our total debt was $779.3 million as of September 30, 2010, an increase of $10.5 million from December 31, 2009. During September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a portion of our notes due in 2012. The carrying amount of long-term debt increased $6.3 million since December 31, 2009 due to changes in the fair value of the hedged long-term debt. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 4: Derivative financial instruments” and “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Amount	Weighted-average interest rate	Amount	Weighted-average interest rate	Change
Fixed interest rate	$533,476	6.0%	$533,399	6.0%	$77
Floating interest rate	245,802	3.3%	235,354	3.0%	10,448
Total debt	779,278	5.1%	768,753	5.1%	10,525
Shareholders’ equity	202,413		117,210		85,203
Total capital	$981,691		$885,963		$95,728

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.2 million shares remained available for purchase under this authorization as of September 30, 2010. During the third quarter of 2010, we repurchased 0.2 million shares for $3.0 million. Information regarding changes in shareholders’ equity appears under the caption “Note 13: Shareholders equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2009, we had a $275.0 million committed line of credit which was scheduled to expire in July 2010. During March 2010, we cancelled this line of credit and executed a new $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all of our assets. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of September 30, 2010, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

The daily average amount outstanding under our credit facilities during the nine months ended September 30, 2010 was $60.9 million at a weighted-average interest rate of 3.18%. As of September 30, 2010, $30.0 million was outstanding at a weighted-average interest rate of 3.31%. During 2009, the daily average amount outstanding under our line of credit was $69.3 million at a weighted-average interest rate of 0.76%. As of December 31, 2009, $26.0 million was outstanding at a weighted-average interest rate of 0.67%. As of September 30, 2010, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Amounts drawn on credit facility	(30,000)
Outstanding letters of credit	(9,313)
Net available for borrowing as of September 30, 2010	$160,687

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $13.8 million for the first nine months of 2010 and $17.9 million for the first nine months of 2009. We anticipate cash payments of approximately $20 million in 2010. Changes in contract acquisition costs during the first nine months of 2010 and 2009 were as follows:

	Nine Months Ended September 30,
(in thousands)	2010	2009
Balance, beginning of year	$45,701	$37,706
Additions(1)	24,388	31,380
Amortization	(14,696)	(18,523)
Write-off	(234)	—
Balance, end of period	$55,159	$50,563

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $13,837 for the nine months ended September 30, 2010 and $17,941 for the nine months ended September 30, 2009.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $9.9 million as of September 30, 2010 and $2.8 million as of December 31, 2009. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $9.5 million as of September 30, 2010 and $6.0 million as of December 31, 2009.

Funds held for customers – Funds held for customers of $40.8 million as of September 30, 2010 increased $13.9 million from December 31, 2009. The increase in funds held for customers, and the corresponding accrued liability, was due primarily to the timing of the end of the quarter relative to the timing of customer payroll disbursements.

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

A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2009 Form 10-K. There were no significant changes in these obligations during the first nine months of 2010.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the nine months ended September 30, 2010 or during 2009.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2009 Form 10-K. There were no changes in these policies during the first nine months of 2010.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting pronouncements adopted during the first quarter of 2010 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures and clarifies some existing disclosure requirements regarding fair value measurements. The disclosure required under this guidance regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements will be effective for our quarterly report on Form 10-Q for the quarter ending March 31, 2011, if applicable to us.

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

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. Known material risks are discussed in Item 1A of the 2009 Form 10-K and are incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During the first nine months of 2010, we used our credit facilities to fund working capital, acquisitions and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2010, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing December 2012	$286,014	$286,112	3.76%
Long-term notes maturing October 2014	263,264	255,068	5.13%
Long-term notes maturing June 2015	200,000	205,500	7.38%
Amounts drawn on credit facility	30,000	30,000	3.31%
Total debt	$779,278	$776,680	5.13%

(1) Based on quoted market prices as of September 30, 2010 for identical liabilities when traded as assets, with the exception of amounts drawn on our credit facility for which fair value equals carrying value due to its short-term nature.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the changes in fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not significant for the quarter or nine months ended September 30, 2010. The fair value of the interest rate swaps as of September 30, 2010 was $6.6 million and is included in other non-current assets on the consolidated balance sheet. Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $2.0 million change in interest expense for the first nine months of 2010, excluding the impact of the interest rate swaps.

We are exposed to changes in foreign currency exchange rates. Investments in, loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies, primarily the Canadian dollar. We expect the effect of exchange rate changes to have a minimal impact on our results of operations and cash flows, as our foreign operations represent a relatively small portion of our business.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II−OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which we completed during the third quarter of 2010.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2010 – July 31, 2010	—	$—	—	6,363,900

August 1, 2010 – August 31, 2010	166,550	18.01	166,550	6,197,350

September 1, 2010 – September 30, 2010	—	—	—	6,197,350
Total	166,550	$18.01	166,550	6,197,350

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and we may purchase additional shares under this authorization in the future.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2010, we withheld 221 shares in conjunction with the vesting and exercise of equity-based awards.

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
*

3.1	Amended and Restated Articles of Incorporation	Filed herewith

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Condensed Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text**
Furnished herewith

___________________
* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION
(Registrant)

Date: November 1, 2010	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2010	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Condensed Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text