Form 10-K
period 2010-12-31
DELUXE CORP
filed 2011-02-22
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒Yes  ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐Yes  ☒No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $953,547,338 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on June 30, 2010. The number of outstanding shares of the registrant's common stock as of February 7, 2011, was 51,416,410.

Documents Incorporated by Reference:

1.  Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

DELUXE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.  Business.

Deluxe Corporation was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988 our company was named Deluxe Check Printers, Incorporated. Our principal corporate offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966. Our main telephone number is (651) 483-7111.

COMPANY OVERVIEW

Our vision is to be the best at helping small businesses and financial institutions grow. Through our various businesses and brands, we help small businesses and financial institutions better grow, operate and protect their businesses. We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use direct marketing, a North American sales force, financial institution and telecommunication client referrals, the internet, and independent distributors and dealers to provide our customers a wide range of customized products and services. We produce personalized printed products, such as checks, forms, business cards, stationery, greeting cards and labels, as well as promotional products, marketing materials and retail packaging supplies. In addition, we offer a growing suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing, business networking and other web-based services. In the financial services industry, we sell check programs and services which help financial institutions build lasting relationships with their clients, including fraud prevention, customer acquisition, regulatory and compliance, direct mail marketing analytics and profitability programs. We also sell personalized checks, accessories and other services directly to consumers.

BUSINESS SEGMENTS

Our business segments include Small Business Services, Financial Services and Direct Checks. These businesses are generally organized by type of customer and reflect the way we manage the company. Additional information concerning our segments appears under the caption “Note 16: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Small Business Services

Small Business Services operates under various brands including Deluxe®, NEBS®, Safeguard®, McBee®, Stephen·Fossler, Johnson Group, Hostopia®, PartnerUp®, Logo Mojo®, Aplus.netSM and MerchEngines.comSM. This is our largest segment in terms of revenue and we are concentrating on profitably growing this segment. Small Business Services strives to be a leading supplier to small businesses by providing personalized products and services that help them grow, operate and protect their businesses. This segment sells personalized printed products, which include business checks, printed forms (e.g., billing forms, work orders, purchase orders, invoices), promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking. We have sold these products and services to approximately four million small businesses in the last 24 months in the United States, Canada and portions of Europe.

The majority of Small Business Services products are distributed through more than one channel. Our primary channels are direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, Safeguard distributors, and a network of independent local dealers. These efforts are supplemented by the account development efforts of an outbound telemarketing group. We have continued to shift a portion of our advertising efforts to the internet as our customers are increasingly using the internet to procure products and services. Customer service for initial order support, product reorders and routine service is provided by a network of call center representatives located throughout the United States and Canada.

Our focus within Small Business Services is to grow revenue and increase operating margin by continuing to implement the following strategies:

•
Acquire new customers by leveraging customer referrals that we receive from our Financial Services segment’s financial institution clients and our telecommunications clients, as well as from other marketing initiatives, including internet and direct mail solicitations;

•
Expand sales of higher growth business services, including web design, hosting and other web services, fraud protection, payroll, logo design, search engine marketing and business networking, as well as expand sales in areas such as full color, web-to-print and imaging;

•	Increase our share of the amount small businesses spend on the types of products and services in our portfolio through improved customer segmentation and analytics; and
•	Continue to optimize our cost and expense structure.

We continue to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of printed products, but also a provider of higher growth business services. These key enablers include strengthening our portfolio of products and services, attracting new customers, improving our use of technology, and enhancing brand awareness and positioning. We have refreshed portions of our existing product offerings and have improved some of our newer service offerings, which we believe creates a more valuable suite of products and services. We have also identified opportunities to expand sales to our existing customers and to acquire new customers. Our improved e-commerce platform, www.Deluxe.com/ShopDeluxe, increases our opportunities to market and sell on-line. Also important to our growth are the small business customer referrals we receive through our Deluxe Business Advantage® program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us more deeply serve unique customer segments such as contractors, retailers and professional services firms. During 2010, we increased our investment in promoting and strengthening the Deluxe brand to increase brand awareness and loyalty.

In recent years, we have acquired companies which allow us to expand our business services offerings, including web design, hosting and other web services, logo design, search engine marketing and business networking. We expect these higher growth business services will represent an increasing portion of our revenue. During 2008, we acquired Hostopia.com Inc. (Hostopia), a provider of web services that enable small businesses to establish and maintain an internet presence. Hostopia also provides email marketing, fax-to-email, mobility synchronization and other services. It provides a unified, scaleable, web-enabled platform that better positions us to obtain orders for our various product offerings. Hostopia operates in the United States, Canada and portions of Europe. Additionally, we acquired the assets of PartnerUp, Inc. (PartnerUp) and Logo Design Mojo, Inc. (Logo Mojo) during 2008. PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with resources and contacts to build their businesses, and Logo Mojo is a Canadian-based online logo design firm. During 2009, we acquired Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings Inc., to expand our web services customer base. We also acquired MerchEngines.com during 2009 which added new search engine marketing capabilities.

As in our other two business segments, we continue our efforts within Small Business Services to simplify processes, eliminate complexity and lower costs. During 2010, we closed our Colorado Springs, Colorado customer call center. During 2009, we closed two customer call centers located in Thorofare, New Jersey and Santa Fe Springs, California.

Financial Services

Financial Services’ products and services for financial institutions include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, and services intended to enhance the financial institution customer experience, such as customer loyalty programs. These products and services are sold through multiple channels, including a direct sales force, to approximately 6,200 financial institution clients nationwide, including banks, credit unions and financial services companies. As part of our check programs, we also offer enhanced services such as customized reporting, file management and expedited account conversion support. Our relationships with financial institutions are generally formalized through supply contracts which usually range in duration from three to six years. Consumers and small businesses typically submit their check order to their financial institution, which then forwards the order to us. We process the order and ship it directly to the consumer or small business. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed or cause-related designs we offer, including Disney®, Warner Brothers®, Garfield®, Harley-Davidson®, NASCAR®, PGA TOUR®, Thomas Kinkade®, Susan G. Komen for the Cure® and National Arbor Day Foundation®.

Our strategies within Financial Services are as follows:

•	Optimize core check revenue streams and acquire new clients;
•	Provide services and products that differentiate us from the competition by helping financial institutions acquire customers, improve profitability and manage regulatory compliance; and
•	Continue to optimize our cost and expense structure.

Our focus on acquiring new clients will continue during 2011. We are also advancing our non-check services, including fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, and services intended to enhance the financial institution customer experience. During March 2010, we purchased substantially all of the assets of Cornerstone Customer Solutions, LLC, a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. We also continue to leverage our Deluxe

Business Advantage program which is designed to maximize financial institution business check programs by offering the products and services of our Small Business Services segment to small businesses through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.

In our efforts to expand beyond check-related products, we have introduced several services and products that focus on customer loyalty and retention, regulatory program compliance and fraud prevention. Following are some examples:

•	Deluxe CallingSM – an outbound calling program aimed at helping financial institutions generate new organic revenue growth and reduce account holder attrition.
•
REALCheckingTM program – a system of deposit products, including reward checking programs, that drives non-interest income, attracts new account holders and increases retention for community financial institutions. We offer this suite of products to our clients through a partnership with BancVue, Ltd. which launched in early 2010.

•	Analytics driven marketing programs – a service that allows financial institutions to monitor customer profitability and better optimize pricing and customer acquisition strategies.
•	Marketing solutions – a variety of strategic and tactical marketing solutions which help financial institutions acquire new customers, deepen existing customer relationships and retain customers.
•	Regulatory compliance –services that assist financial institutions in complying with the current dynamic regulatory environment.
•	Deluxe ProventSM – a comprehensive suite of identity protection services.

We expect providing products and services that differentiate us from the competition will help partially offset the impacts of the decline in check usage and the pricing pressures we are experiencing in our check programs. As such, we also continue to focus on accelerating the pace at which we introduce new products and services.

In addition to our various service offerings, we continue to offer our Knowledge ExchangeTM Series for financial institution clients through which we host knowledge exchange expos, conduct web seminars, host special industry conference calls and offer specialized publications. Our Collaborative initiative, a key component of the Knowledge Exchange Series, enlists a team of leading financial institution executives who meet with us over a one-year timeframe to develop and test specific and focused solutions on behalf of the financial services industry. These findings and new strategies or services are then disseminated for the benefit of all our clients. During 2010, the Collaborative focused on how banks and credit unions can thrive in the increasingly regulated banking environment.

Direct Checks

Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under various brand names including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We estimate the direct-to-consumer personal check printing portion of the payments industry accounts for approximately 12% of all personal checks sold in the United States.

We use a variety of direct marketing techniques to acquire new customers, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites, which include: www.checksunlimited.com, www.designerchecks.com, www.checks.com, 4checks.com, checkgallery.com, styleschecks.com, and artisticchecks.com, among others. In the past 24 months, we have sold our products directly to approximately six million consumers.

Direct Checks competes primarily on price and design. Pricing in the direct-to-consumer channel is generally lower than prices charged to consumers in the financial institution channel. We also compete on design by seeking to offer the most attractive selection of images with high consumer appeal, many of which are licensed from well-known artists and organizations such as Disney, Warner Brothers, Harley Davidson and Thomas Kinkade.

Our strategies within Direct Checks are as follows:

•	Optimize cash flow;
•	Maximize the lifetime value of customers by selling new features, accessories and products; and
•	Continue to optimize our cost and expense structure.

In April 2010, we acquired Custom Direct, Inc., a provider of direct-to-consumer checks. We are leveraging this acquisition to build a best-in-class direct-to-consumer check experience. We expect the acquisition to contribute to our strategy of optimizing the cash flow generated by this segment. Additionally, we continue to identify opportunities to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment. We continue to actively market our products and services through targeted advertising, including a continued focus on e-commerce investment.

Additionally, we continue to explore avenues to increase sales to existing customers. For example, we have had success with the EZShieldTM product, a check protection service that provides reimbursement to consumers for losses resulting from forged signatures or endorsements and altered checks.

PRODUCTS AND SERVICES

Revenue, by product, as a percentage of consolidated revenue for the last three years was as follows:

	2010	2009	2008
Checks, including contract settlements	63.9%	63.5%	63.6%
Other printed products, including forms	20.3%	22.1%	23.5%
Services, primarily business	8.7%	6.8%	3.9%
Accessories and promotional products	5.6%	6.0%	7.0%
Packaging supplies and other	1.5%	1.6%	2.0%
Total revenue	100.0%	100.0%	100.0%

We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. We provide check printing and related products and services to approximately 6,200 financial institution clients, as well as to consumers. We also offer personalized checks, business forms, related accessories and other services, including web design and hosting, fraud protection, payroll and logo design, to millions of small businesses. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represent 48.3%, 47.7% and 47.8% of Small Business Services total revenue in 2010, 2009 and 2008, respectively. During 2010, we modified the manner in which we determine revenue by product. Small Business Services may, at times, sell several items bundled together as one product, such as checks, deposit tickets and stamps. Previously, we were unable to determine the amount of revenue for each item and thus, the entire amount of revenue for the product was reported as check revenue. Due to changes in our information technology systems, we are now able to attribute that revenue to our various product categories. In addition, we are able to access better information regarding outsourced products and we can more accurately reflect them in our product categories. Amounts for 2009 and 2008 have been reclassified to conform to the 2010 presentation. These reclassifications were not significant.

We have provided products and services to approximately four million small business customers over the past 24 months. We are a leading provider of printed forms to small businesses. Printed forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. We produce computer forms compatible with accounting software packages commonly used by small businesses. Our stationery, letterhead, envelopes and business cards are produced in a variety of formats and colors. These items are designed to provide small business owners with the customized documents necessary to efficiently manage their business. We also provide promotional printed items and digital printing services designed to fulfill selling and marketing needs of the small businesses we serve. We have expanded our business services offerings, which include web design, hosting and other web services, fraud protection, customer loyalty and retention services, payroll, logo design, marketing solutions and business networking.

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

We have demonstrated our commitment to innovative technology solutions by implementing a fully automated flat check delivery package, for which we have a patent pending, to mitigate the effect of postal rate increases. During 2010, we completed the automation of our flat check packaging process. We also continue to sponsor “sustainability” initiatives which encompass environmentally friendly practices. We have aligned with suppliers that promote sustainable business practices and we continually seek opportunities to eliminate wasted material, reduce cycle times and use more environmentally friendly materials. More than 90% of our check and form paper is purchased from Forest Stewardship Council certified supplier mills, our vinyl checkbook covers are produced utilizing a minimum of 85% post-industrial recycled material and we use environmentally friendly janitorial supplies. Our sustainability initiatives have also benefited our results of operations over the past several years as we focused on reducing our consumption of water, electricity and natural gas and improved our transportation efficiency. During 2010, we purchased renewable wind power electricity for seven of our facilities and we were named number three on the Environmental Protection Agency’s (EPA) October 2010 list of top green power purchasers in the printing industry. The green power that we purchase amounts to more than 50% of our total U.S. annual electricity needs. These purchases qualify us as an EPA Green Power Leadership Club member. We are now able to produce nearly all of our checks for financial institution clients and direct-to-consumer customers using renewable energy.

The expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of production facilities while still meeting client requirements. During 2009, we closed seven manufacturing facilities. The operations and assets of these facilities were relocated to other locations. Aside from our plant consolidations, we continue to seek other innovations to further increase efficiencies and reduce costs. In 2010, this included completing the expansion of our use of digital printing processes.

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

INDUSTRY OVERVIEW

Checks

According to a Federal Reserve study released in December 2010, approximately 27.5 billion checks were written in 2009. According to this study, checks are no longer the largest single non-cash payment method in the United States, being eclipsed by the debit card. Checks written account for approximately 25% of all non-cash payment transactions, which is a reduction from the Federal Reserve Study released in December 2007 when checks accounted for approximately 35% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately 6.1% percent per year between 2006 and 2009, and we expect this trend to continue. In addition, we believe that recent turmoil in the financial services industry has had a negative impact on our check volumes as some of our clients have experienced higher than normal customer attrition.

Small Business Customers

The Small Business Administration’s Office of Advocacy defines a small business as an independent business having fewer than 500 employees. In 2009, the most recent period for which information is available, it was estimated that there were approximately 27.5 million small businesses in the United States. This represented approximately 99.7% of all employer firms. According to the same survey, small businesses employ half of all private sector employees and generated 65% of net new jobs created over the past 17 years. According to the Small Business and Tourism Branch of Industry Canada, there are just over one million small businesses in Canada with employees, and 98% of businesses in Canada have fewer than 100 employees.

The small business market is impacted by general economic conditions and the rate of small business formations. The index of small business optimism published by the National Federation of Independent Business in December 2010 was slightly better than December 2009, but had not rebounded to 2007 levels, and according to estimates of the Small Business Administration’s Office of Advocacy, the last year in which the number of small businesses increased was 2006. The economy had a negative impact on our 2010 and 2009 results, and we expect the economic environment will continue to be challenging at least through the first half of 2011.

The business checks and forms portion of the markets serviced by Small Business Services has been declining, and we expect this trend to continue. In addition to the availability of alternative payment methods, continual technological improvements provide small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications, electronic transaction systems and mobile applications have been designed to replace pre-printed business forms products.

Financial Institution Clients

Checks are most commonly ordered through financial institutions. We estimate approximately 88% of all consumer checks are ordered in this manner. Financial institutions include banks, credit unions and other financial services companies. Several developments related to financial institutions have affected the check printing portion of the payments industry:

•
Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. This has put significant pricing pressure on check printers in the past several years.

•
When financial institutions consolidate through mergers and acquisitions, often the newly combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with one of the financial institutions, but also to gain the business of the other financial institution in the merger/acquisition.

•
Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, the length of our contracts with financial institutions ranges from three to six years. However, contracts may be renegotiated or bought out mid-term due to a consolidation of financial institutions.

•
Banks, especially larger ones, may request pre-paid product discounts in the form of cash incentives payable at the beginning of a contract. These contract acquisition payments negatively impact check producers’ cash flows in the short-term.

Turmoil in the financial services industry since 2008 led to increases in bank failures and consolidations. To the extent any financial institution failures and consolidations impact large portions of our customer base, this could have a significant impact on our financial institution check programs.

Consumer Direct Mail Response Rates

Direct Checks and portions of Small Business Services have, at times, been impacted by reduced consumer response rates to direct mail advertisements. Our own experience indicates that declines in our customer response rates may be attributable to the decline in check usage, the gradual obsolescence of standardized forms products and a general decline in direct marketing response rates due, in part, to increasing utilization of e-commerce by both consumers and small businesses. We continually evaluate our marketing techniques in order to utilize the most effective and affordable advertising media and we continue to shift a greater portion of our advertising investment to the internet.

Competition

The small business forms and supplies industry and the business services industry are all highly fragmented with many small local suppliers, large national retailers and internet-based service providers. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution and telecommunications clients, competitive prices, high quality and dependable service.

In the small business forms and supplies industry, the competitive factors influencing a customer’s purchase decision are breadth of product line, speed of delivery, product quality, price, convenience and customer service. Our primary competitors are office product superstores, local printers, business form dealers and internet-based suppliers. Local printers provide personalization and customization, but typically have a limited variety of products and services, as well as limited printing sophistication. Office superstores offer a variety of products at competitive prices, but provide limited personalization and customization. We are aware of numerous independent companies or divisions of companies offering printed products and business supplies to small businesses through the internet, direct mail, distributors or a direct sales force.

Our business services offerings also face intense competition, primarily from internet-based service providers. With relatively low barriers to entry in this industry, we expect the intensity of competition to increase in the future from other established and emerging companies. The competitive factors affecting business services include the breadth, quality and ease of use of web and other services, price, and the responsiveness and quality of customer support.

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

In the financial institution check printing business there are two large primary providers, one of which is Deluxe. The principal factors on which we compete are product and service breadth, price, quality and check merchandising program management. We believe the key items which differentiate us from our competition include our mix of proprietary printing press and digital press capabilities, our automated flat check delivery package, online performance dashboard and portal analytics tools for financial institution branches, and our personalized customer call center experience. At times, check suppliers have reduced the prices of their products during the selection process in an attempt to gain greater volume. The corresponding pricing pressure has resulted in reduced profit margins. Pricing pressure will continue to impact our results of operations through lower pricing levels or client losses. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution have been a practice within the industry since the late 1990’s. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated significantly in recent years. These up-front payments negatively impact check printers’ cash flows in the short-term. We make an effort to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract.

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

Raw Materials, Supplies and Service Providers

The principal raw materials used in producing our main products are paper, plastics, ink, cartons and printing plate material, which we purchase from various sources. We also purchase some stock business forms produced by third parties. We believe that we will be able to obtain an adequate supply of materials from current or alternative suppliers.

We have entered into agreements with third party providers for information technology services, including telecommunications and network server and transaction processing services. We believe we would be able to obtain an alternative source of supply if one or more of our service providers failed to perform.

Governmental Regulation

We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act and other federal regulation and state law on the same subject. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers’ nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. The complexity of compliance with these regulations may also increase the cost of doing business. Additionally, we expect that the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act will have a significant impact on our financial institution clients, although the full impact is not known at this time.

We are unable to predict whether more restrictive legislation or regulation will be adopted in the future. Any future legislation or regulation, or the interpretation of existing legislation or regulation, could have a negative impact on our business, results of operations and prospects. Laws and regulations relating to consumer privacy may be adopted in the future with respect to the internet, e-commerce or marketing practices. Such laws or regulations may impede the growth of the internet and/or the use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and increase the cost of obtaining new customers. At this time, we are not aware of any changes in these laws and regulations which will have a significant impact on our business in 2011.

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

EMPLOYEES

As of December 31, 2010, we employed 5,203 employees in the United States and 562 employees in Canada. None of our employees are represented by labor unions, and we consider our employee relations to be good.

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

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics and Business Conduct which applies to all of our employees and our board of directors. The Code of Ethics and Business Conduct is available in the News and Investor Relations section of our website, www.deluxe.com, and also can be obtained free of charge upon written request to the attention of Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235. Any changes or waivers of the Code of Ethics and Business Conduct will be disclosed on our website. In addition, our Corporate Governance Guidelines and the charters of the Audit, Compensation, Corporate Governance and Finance Committees of our board of directors are available on our website or upon written request.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

Name	Age	Present Position	Executive Officer Since
Anthony Scarfone	49	Senior Vice President, General Counsel and Secretary	2000
Terry Peterson	46	Senior Vice President, Chief Financial Officer	2005
Lynn Koldenhoven	44	Senior Vice President, Sales and Marketing Direct-to-Consumer	2006
Lee Schram	49	Chief Executive Officer	2006
Pete Godich	46	Vice President, Fulfillment	2008
Julie Loosbrock	51	Senior Vice President, Human Resources	2008
Malcolm McRoberts	46	Senior Vice President, Chief Information and Technology Officer	2008
Tom Morefield	48	Senior Vice President, President of Financial Services	2008
Laura Radewald	50	Vice President, Enterprise Brand, Customer Experience and Media Relations	2008
David Hemler	43	Senior Vice President, Small Business Services	2010

Anthony Scarfone has served as senior vice president, general counsel and secretary since joining us in September 2000.

Terry Peterson was named senior vice president, chief financial officer in November 2009. Mr. Peterson served as chief accounting officer from March 2005 to October 2009. From October 2006 through October 2009, Mr. Peterson also served as vice president of investor relations. From May 2006 to September 2006, Mr. Peterson served as interim chief financial officer.

Lynn Koldenhoven was named senior vice president in September 2010. From October 2006 to September 2010, Ms. Koldenhoven served as vice president, sales and marketing direct-to-consumer. Prior to this, Ms. Koldenhoven held a variety of positions within Direct Checks, including: interim vice president from February 2006 to October 2006 and executive director of marketing from March 2004 to January 2006.

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

Malcolm McRoberts was named chief information and technology officer in September 2010. Mr. McRoberts joined us in May 2008 and served as senior vice president, chief information officer until September 2010. Prior to this, Mr. McRoberts held a variety of leadership positions at NCR, including vice president of operations for the retail, hospitality and self-service division from August 2004 to May 2008.

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

David Hemler joined us as senior vice president, small business services in July 2010. Prior to joining us, Mr. Hemler was managing director of Credo Ventures LLC, an investment and advisory firm focused on emerging technology companies serving the small business marketplace, from February 2009 to July 2010. Prior to this, Mr. Hemler was employed by Best Buy Co., Inc., serving as president of Best Buy for Business from August 2007 to February 2009 and as vice president of sales and operations from September 2006 to August 2007. From January 2005 to February 2006,  Mr. Hemler served as president of Microsoft Canada Inc.

Item 1A. Risk Factors.

Our business, consolidated results of operations, financial condition and cash flows could be adversely affected by various risks and uncertainties. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. We have disclosed all known material risks. Additional risks not presently known to us, or that we currently believe are immaterial, may also adversely affect our business, results of operations, financial condition and cash flows. You should carefully consider all of these risks and uncertainties before investing in our common stock or other securities.

The following important factors could cause our actual results to differ materially from the statements we make from time to time regarding our expected future results, including, but not limited to, forecasts regarding estimated revenue, earnings per share or cash provided by operating activities. Any forecast regarding our future performance reflects various assumptions which are subject to significant uncertainties and, as a matter of course, may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors which are beyond our control. Consequently, no forward-looking statement can be guaranteed and the variation of actual results or events from such statements may be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated statements, and are encouraged to use the entire mix of historical and forward-looking information made available by us, and other information affecting us and our products and services, including the following factors.

Economic conditions and turmoil in the financial services industry could continue to have an adverse effect on our operating results.

Local, national and worldwide economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. Current and future economic conditions that affect consumer and business spending, including unemployment levels, inflation and the availability of credit, as well as the financial condition and growth prospects of our customers, may continue to adversely affect our business and results of operations.

A significant portion of our business relies on small business spending. As such, the rate of small business formations and the level of small business confidence impact our business. Continued below average small business optimism, as well as declines in small business formations, negatively impacted our results of operations in Small Business Services in 2010 and 2009. Small businesses typically have more limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. During economic downturns, small businesses may choose to spend their limited funds on items other than our products and services. Within our personal check printing businesses, consumer spending and employment levels impact the number of checks consumers use. Slow consumer spending growth, along with only modest private sector growth in employment during 2010, negatively impacted our personal check businesses. We cannot predict whether these negative economic trends will improve or worsen in the near future. A further downturn in general economic conditions could result in additional declines in our revenue and profitability.

As a result of global economic conditions in recent years, a number of financial institutions sought additional capital, merged with other financial institutions and, in some cases, failed. This turmoil in the financial services industry affected and may continue to affect our results of operations in a number of ways. Our experience indicates that financial institution failures, as well as the consolidation of companies within the financial services industry, have caused some larger financial institutions to lose customers. This reduces our order volume when those customers move their accounts to financial institutions that are not our clients or they reduce or delay their check purchases. The failure of one or more of our larger financial institution clients, or large portions of our customer base, could adversely affect our operating results. In addition to the possibility of losing a significant client, the inability to recover contract acquisition payments made to one or more of our larger financial institution clients, or the inability to collect accounts receivable or contractually required contract termination payments, could have a significant negative impact on our results of operations. Also, there may be an increase in financial institution mergers and acquisitions during periods of economic uncertainty. Such an increase could adversely affect our operating results. Often the newly combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with one of the financial institutions, but also to gain the business of the other party in the merger/acquisition. Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, our financial institution contracts have terms of three to six years. However, contracts may be renegotiated or bought out mid-term due to a consolidation of financial institutions. Although we devote considerable effort toward the development of a competitively-priced, high-quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the impact of the loss of a significant client can be offset through the addition of new clients or by expanded sales to our remaining clients.

The severity and length of the present downturn in the global economy is unknown. While the global economy did recover somewhat in 2010, there can be no assurance that there will not be a deterioration in financial markets and in general business conditions in 2011, which could negatively affect our operating results.

We may not be successful at implementing our growth strategies.

We continue to execute strategies intended to drive sustained revenue and earnings growth. We are continuing to invest in several key enablers to achieve our strategies, including strengthening our portfolio of products and services, attracting new customers, improving our use of technology, and enhancing brand awareness and positioning. Additionally, we expect to drive growth from business services, including web design, hosting and other web services, payroll, logo design, search engine marketing and business networking. The market for many of these services is relatively new and untested and small businesses may be slow to adopt these services. If the market for these business services fails to grow or grows more slowly than we currently anticipate, or if our services fail to achieve widespread customer acceptance, our operating results would be negatively affected.

All of our growth initiatives have required and will continue to require investment. Business, economic and competitive uncertainties, many of which are beyond our control, may impact the success of our growth strategies. We can provide no assurance that our growth strategies will be successful either in the short-term or in the long-term, or that they will generate a positive return on our investment.

We face intense competition in all areas of our business.

Although we are one of the leading check printers in the United States, we face considerable competition. In addition to competition from alternative payment methods, we also face intense competition from another large check printer in our traditional financial institution sales channel, from direct mail sellers of personal checks, from sellers of business checks and forms, from check printing software vendors and from internet-based sellers of our products and services to individuals and small businesses. Additionally, low price, high volume office supply chain stores offer standardized business forms, checks and related products to small businesses. Our business services offerings also face intense competition, and with relatively low barriers to entry in this industry, we expect the intensity of competition to increase in the future from other established and emerging companies.

We can provide no assurance that we will be able to compete effectively against current and future competitors. Continued competition could result in additional price reductions, reduced profit margins, loss of customers and an increase in up-front cash payments to financial institutions upon contract execution or renewal, all of which would have an adverse effect on our results of operations and cash flows.

Small Business Services’ standardized business forms and related products face technological obsolescence and changing customer preferences.

Continual technological improvements provide small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers, printers and mobile devices, small businesses now have an alternate means to print many business forms. Additionally, electronic transaction systems, off-the-shelf business software applications and mobile applications have been designed to replace pre-printed business forms products. If small business preferences change rapidly and we are unable to develop new products and services with comparable profit margins, our results of operations could be adversely affected.

The check printing portion of the payments industry is mature and, if check usage declines faster than expected, it could have an adverse impact on our operating results.

Check printing is, and is expected to continue to be, an essential part of our business. We sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, the total number of checks written in the United States has been in decline since the mid-1990’s. According to a Federal Reserve study released in December 2010, the total number of checks written by individuals and small businesses declined 6.1% each year between 2006 and 2009. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, and electronic and other bill paying services. However, the rate and the extent to which alternative payment methods will achieve acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods, or our inability to successfully offset the decline in check usage with other sources of revenue, could have an adverse effect on our business, results of operations and prospects.

The failure to reduce costs could have an adverse impact on our operating results.

Intense competition compels us to continually improve our operating efficiency in order to maintain or improve profitability. Since the second quarter of 2006, we have reduced our cost structure approximately $325 million, net of required investments, primarily within sales, marketing and our shared services functions, including fulfillment, information technology, real estate, finance and human resources. We will continue to explore ways to simplify our business processes and reduce our cost and expense structure. We anticipate that we will realize additional cost reductions of approximately $65 million in 2011, as compared to our 2010 results of operations. Cost reduction initiatives have required and will continue to require up-front expenditures related to items such as redesigning and streamlining processes, consolidating information technology platforms, standardizing technology applications, improving real estate utilization and funding employee severance benefits. We can provide no assurance that we will achieve future cost reductions or that we will do so without incurring unexpected or greater than anticipated expenditures. Moreover, we may find that we are unable to achieve business simplification and/or cost reduction goals without disrupting our business and, as a result, may choose to delay or forego certain cost reductions as business conditions require. Failure to continue to improve our operating efficiency could adversely affect our prospects if we are unable to remain competitive.

Continued weak economic conditions could result in additional asset impairment charges.

Declines in our stock price, as well as the impact of the economic downturn on our expected operating results, led to asset impairment charges in 2009 related to goodwill and an indefinite-lived trade name in our Small Business Services segment. If our stock price declines in the future for a sustained period or if a continued downturn in economic conditions continues to negatively affect our actual and forecasted operating results, it may be indicative of a further decline in our fair value and may require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name. Such a charge could have an adverse effect on our consolidated results of operations and financial position.

Weak direct mail response rates could have an adverse impact on our operating results.

Our Direct Checks segment and portions of our Small Business Services segment have, at times, experienced declines in response rates related to direct mail promotional materials. While we believe that media response rates have declined across a wide variety of products and services, we believe that the declines we have experienced are also attributable to the decline in check usage, the gradual obsolescence of standardized forms products and increasing utilization of e-commerce by both consumers and small businesses. In an attempt to offset these impacts, we continually modify our marketing and sales efforts and have shifted a greater portion of our advertising investment to the internet. Competitive pressure may inhibit our ability to reflect increased costs in the prices of our products and new marketing strategies may not be successful. We can provide no assurance that we will be able to offset a decline in response rates, even with additional marketing and sales efforts.

If we are unable to attract customers in a cost effective manner, our business and results of operations could be adversely affected.

We rely on a variety of methods to promote our products and services, such as direct mail advertising, purchased search results from online search engines, e-mail and telesales. The profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates. We can provide no assurance regarding the future cost, effectiveness and/or availability of suitable advertising media. In addition, future legislation could affect our ability to advertise via direct mail or e-mail. Congress has contemplated enacting “anti-spam” legislation in response to consumer complaints about unsolicited e-mail advertisements. If anti-spam legislation is enacted and/or if similar legislation is enacted for direct mail advertisers, we may be unable to sustain our current levels of profitability.

In addition to print and e-mail advertising, many customers access our websites through internet search engines. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings are not purchased, but are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be bought to attract users to our websites. We rely on both algorithmic and purchased listings to attract customers to our websites. Search engines revise their algorithms from time to time in an attempt to optimize their search results listings and to maximize the advertising revenue generated by those listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers going to our websites. Additionally, one or more of the search engines on which we rely for purchased listings could modify or terminate their relationship with us. As we analyze our overall advertising strategy, we may have to resort to more costly resources to replace lost internet traffic, which would adversely affect our results of operations. In addition, the cost of purchased search engine listings could increase as demand for them continues to grow, and further cost increases could negatively affect our profitability.

We may not succeed in promoting and strengthening our brand, which could prevent us from acquiring customers and increasing revenue.

The success of Small Business Services depends, in part, on our ability to attract new and repeat customers. For this reason, a component of our business strategy is the promotion and strengthening of the Deluxe brand. We believe that the importance of brand recognition will increase relative to certain of our business service offerings due to the low barriers to entry in the internet channel. Customer awareness of our brand, as well as the perceived value of our brand, will depend largely on the success of our marketing efforts and our ability to provide a consistent, high quality customer experience. To promote our brand, we have incurred and will continue to incur expense related to advertising and other marketing efforts. We can provide no assurance that we will realize a positive return on this investment.

A component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high quality customer experience. We have invested, and will continue to invest, resources in website development, technology and customer service operations. Our ability to provide a high quality customer experience is also dependent on external factors including the reliability and performance of our suppliers and telecommunications providers. If we are unable to provide a high quality customer experience for any reason, our reputation would be harmed and our efforts to develop brand loyalty would be adversely impacted. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would adversely harm our business and results of operations.

We face uncertainty regarding the success of recent and future acquisitions, which could have an adverse impact on our operating results.

During 2010, we acquired Custom Direct, Inc. and Cornerstone Customer Solutions, LLC, and during 2009, we acquired Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings, Inc., as well as MerchEngines.com. During 2008, we acquired Hostopia.com Inc., PartnerUp, Inc., and Logo Design Mojo, Inc. We have invested in acquisitions that we believe offer higher-growth business services, extend our direct-to-consumer offerings, improve our operating cash flow, and bring analytics-driven deposit acquisition marketing programs to our financial institution clients. The integration of any acquisition involves numerous risks, including: difficulties in assimilating operations and products; failure to realize expected synergies; diversion of management’s attention from other business concerns; potential loss of key employees; potential exposure to unknown liabilities; and possible loss of our clients and customers or the clients and customers of the acquired businesses. One or more of these factors could impact our ability to successfully integrate an acquisition and could negatively affect our results of operations.

We may continue to invest in small to medium-sized acquisitions. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenue or earnings to any material extent. Significant acquisitions typically result in additional contingent liabilities or debt and/or additional amortization expense related to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition.

The cost and availability of materials, delivery services and energy could adversely affect our operating results.

We are subject to risks associated with the cost and availability of paper, plastics, ink, other raw materials, delivery services and energy. Postal rates have increased in recent years and fuel costs have fluctuated over the past several years. Additionally, there are relatively few paper suppliers. As such, when our suppliers increase paper prices, we may not be able to obtain better pricing from alternative suppliers. Competitive pressures and/or contractual arrangements may inhibit our ability to reflect increased costs in the price of our products.

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

We rely on various security procedures and systems to ensure the secure storage and transmission of data. Computer networks and the internet are, by nature, vulnerable to unauthorized access. An accidental or willful security breach could result in unauthorized access and/or use of customer data, including consumers’ nonpublic personal information. Our security measures could be breached by a third-party action, employee error or malfeasance, or design flaws in our systems could be exposed and exploited. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If a third party obtains unauthorized access to any of our customers’ data, our reputation could be damaged, clients and consumers could be deterred from ordering our products and services, and client contracts could be terminated. We could also be exposed to time-consuming and expensive litigation. If we are unsuccessful in defending a lawsuit regarding security breaches, we may be forced to pay damages which would have an adverse affect on our operating results. In addition, some states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity. If we were required to make such a disclosure, it may cause our clients and customers to lose confidence in the effectiveness of our data security measures. Likewise, general publicity regarding security breaches at other companies could lead to the perception among the general public that e-commerce is not secure. This could decrease traffic to our websites and limit future business opportunities.

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

The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risk. During 2008, the equity markets experienced a significant decline in value, resulting in a significant decrease in the fair value of our plan assets. This materially affected the funded status of the plan and resulted in higher postretirement benefit expense in 2009. The fair value of our plan assets did recover during 2009 and 2010. Although our obligation is limited to funding benefits as they become payable, future declines in the fair value of our plan assets would result in increased expense, as well as the need to contribute increased amounts of cash to fund benefits payable under the plan.

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

The e-commerce channel is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasing litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us. These claims, whether successful or not, could divert management’s attention, result in costly and time-consuming litigation, require us to enter into royalty or licensing agreements, or require us to redesign our software or services to avoid infringement. If we fail to obtain a required license and are unable to design around a third party’s patent, we may be unable to effectively conduct certain business activities. Consequently, third party intellectual property claims could result in increased expense or could limit our ability to generate revenue.

We may be subject to sales and other taxes which could have an adverse effect on our business.

In accordance with existing state and local tax laws, we currently collect sales, use or other similar taxes in state and local jurisdictions where we have a physical presence. One or more state or local jurisdiction may seek to impose sales tax collection obligations on out-of-state companies which engage in remote or online commerce. Further, tax law and the interpretation of constitutional limitations thereon is subject to change. In addition, any new operations in states where we do not currently have a physical presence could subject shipments of goods by our direct-to-consumer businesses into such states to sales tax under current or future laws. If one or more state or local jurisdiction successfully asserts that we should have collected sales or other taxes in the past but did not, or that we must collect sales or other taxes in the future beyond our current practices, either determination could have an adverse affect on our business.

We are subject to environmental risks which, if realized, could have an adverse impact on our operating results.

Our printing facilities are subject to many federal and state regulations designed to protect the environment. We have sold former printing facilities to third parties and, in some instances, have agreed to indemnify the buyer of the facility for certain environmental liabilities. Unforeseen conditions at current or former facilities could result in additional liability and expense beyond our insurance coverage.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is an owned property located in Shoreview, Minnesota. We occupy 29 facilities throughout the United States and six facilities in Canada where we conduct printing and fulfillment, call center and administrative functions. 40% of our facilities are owned, while the remaining 60% are leased. These facilities have a combined floor space of approximately 2.7 million square feet. We believe that our properties are sufficiently maintained and are adequate and suitable for our business needs as presently conducted.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol DLX. Dividends are declared by our board of directors on a current basis and therefore, may be subject to change in the future, although we currently have no plans to change our $0.25 per share quarterly dividend amount. As of December 31, 2010, the number of shareholders of record was 7,611. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange, as well as the quarterly dividend amount for each period.

		Stock price
	Dividend	High	Low	Close
2010
Quarter 4	$0.25	$24.00	$18.64	$23.02
Quarter 3	0.25	22.67	16.57	19.13
Quarter 2	0.25	23.77	18.63	18.75
Quarter 1	0.25	20.37	14.96	19.42
2009
Quarter 4	$0.25	$17.48	$12.57	$14.79
Quarter 3	0.25	18.11	12.10	17.10
Quarter 2	0.25	15.88	9.15	12.81
Quarter 1	0.25	15.47	6.20	9.63

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 6.2 million shares remain available for purchase under this authorization. We did not repurchase any shares during the fourth quarter of 2010.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercise or vesting of such awards. During the fourth quarter of 2010, we withheld 13,802 shares in conjunction with the vesting and exercise of equity-based awards.

Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense is in excess of two to one, our debt covenants do not restrict us from paying cash dividends at our current rate, although we are limited to an annual amount of $70 million under the terms of our credit facility.

The table below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P 400 MidCap Index and the Dow Jones U.S. Support Services (DJUSIS) Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100*
December 2010

* The graph assumes that $100 was invested on December 31, 2005 in each of Deluxe common stock, the S&P 400 MidCap Index and the DJUSIS Index, and that all dividends were reinvested.

Item 6.  Selected Financial Data.

The following table shows certain selected financial data for the five years ended December 31, 2010. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of this report and our consolidated financial statements appearing in Item 8 of this report.

(dollars and orders in thousands, except per share and per order amounts)	2010	2009	2008	2007	2006
Statement of Income Data:
Revenue	$1,402,237	$1,344,195	$1,468,662	$1,588,885	$1,619,337
As a percentage of revenue:
Gross profit	65.2%	62.4%	61.4%	63.8%	62.9%
Selling, general and administrative expense	44.5%	45.9%	45.7%	46.8%	47.6%
Operating income	20.1%	14.2%	14.2%	17.0%	12.3%
Operating income	$281,544	$190,589	$209,234	$269,904	$198,544
Income from continuing operations	153,395	99,365	105,872	145,117	100,838
Per share – basic	2.98	1.94	2.06	2.79	1.96
Per share – diluted	2.97	1.94	2.05	2.78	1.95
Cash dividends per share	1.00	1.00	1.00	1.00	1.30

Balance Sheet Data:
Cash and cash equivalents	$17,383	$12,789	$15,590	$21,615	$11,599
Return on average assets(1)	12.1%	8.2%	8.4%	11.6%	7.5%
Total assets	$1,308,691	$1,211,210	$1,218,985	$1,210,755	$1,267,132
Long-term obligations(2)	748,122	742,753	775,336	776,840	903,121
Total debt	755,122	768,753	853,336	844,040	1,015,781

Statement of Cash Flows Data:
Net cash provided by operating activities of continuing operations	$212,615	$206,438	$198,487	$245,075	$238,895
Net cash used by investing activities of continuing operations	(136,170)	(81,788)	(135,773)	(10,929)	(32,884)
Net cash used by financing activities of continuing operations	(72,541)	(128,545)	(67,681)	(224,890)	(204,587)
Purchases of capital assets	(43,932)	(44,266)	(31,865)	(32,286)	(41,012)
Payments for acquisitions, net of cash acquired	(98,621)	(30,825)	(104,879)	(2,316)	(16,521)
Payments for common shares repurchased	(2,999)	(1,319)	(21,847)	(11,288)	—

Other Data (continuing operations):
Orders(3)	56,736	59,174	62,823	64,753	64,670
Revenue per order(3)	$24.72	$22.72	$23.38	$24.54	$25.04
Number of employees	5,765	6,089	7,172	7,910	8,728
Number of printing/fulfillment facilities	15	14	21	22	23
Number of call center facilities	14	12	14	14	17

(1) Return on average assets is calculated as net income divided by average assets for the period.

(2) Long-term obligations include both the current and long-term portions of our long-term debt obligations, including capital leases.

(3) Orders is our company-wide measure of volume. When portions of a customer order are on back-order, one customer order may be fulfilled via multiple shipments. Generally, an order is counted when the last item ordered is shipped to the customer.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 56.8% of our consolidated revenue for 2010. This segment sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking. We have sold these products and services to approximately four million small businesses in the last 24 months. Small Business Services distributes its products and services through direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, Safeguard® distributors and a network of local independent dealers, as well as an outbound telemarketing group. Our Financial Services segment generated 27.8% of our consolidated revenue for 2010. This segment’s products and services for financial institutions include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, and services intended to enhance the financial institution customer experience, such as customer loyalty programs. These products and services are sold through multiple channels, including a direct sales force, to approximately 6,200 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 15.4% of our consolidated revenue for 2010. This segment is the nation’s leading direct-to-consumer check supplier, selling under various brand names including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company® and Artistic Checks®, among others. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe.

The economic environment continued to have a negative impact on our results of operations during 2010. Demand continued to fall for many of our Small Business Services products as we believe small business owners reduced their discretionary spending in this difficult economic environment. Additionally, we believe consumer uncertainty related to financial institution consolidations and failures led to reduced check orders from several of our financial institution clients. Financial institution consolidations also impacted our operating results. In July 2010, we finalized a contract settlement with a large financial institution that previously acquired one of our clients and chose to consolidate its check printing business with another provider. We had been producing checks for a minority portion of this client’s customers. This business transitioned during the third quarter of 2010 and we received contract termination payments of $24.6 million, which were included as revenue of $12.1 million in Small Business Services and $12.5 million in Financial Services. Revenue from a new contract acquisition which began generating revenue during the third quarter of 2010 offset the revenue lost from this contract termination.

In this difficult economic environment, we accelerated many of our cost reduction actions, and we identified additional opportunities to improve our cost structure. In addition, we believe we took appropriate steps to position ourselves for sustainable growth as the economy recovers, including accelerating our brand awareness and positioning initiatives, investing in technology for new service offerings, enhancing our internet capabilities, improving customer segmentation and adding new small business customers. We invested in acquisitions that we believe offer higher growth business services, extend our direct-to-consumer offerings, improve our operating cash flow, and bring analytics-driven deposit acquisition marketing programs to our financial institution clients. We are focused on capitalizing on transformational opportunities available to us and believe that we will be positioned to deliver strong operating margins once the economy recovers.

Our net income for 2010, as compared to 2009, benefited from the following:

•	Continuing initiatives to reduce our cost structure, primarily within manufacturing, sales and marketing, and information technology;
•	Asset impairment charges of $24.9 million in the first quarter of 2009 within Small Business Services related to goodwill and an indefinite-lived trade name;
•	Revenue of $24.6 million from a contract settlement executed during the third quarter of 2010;
•	Recognition of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009; and
•	Price increases in Small Business Services and Financial Services.

These benefits were partially offset by the following:

•	Reduced volume for our personal check businesses due to the continuing decline in check usage, turmoil in the financial services industry, including bank failures, and continued economic softness;
•
Lower volume in Small Business Services due primarily to declines in check and forms usage, as well as changes in our customers’ buying patterns, we believe, as a result of the continued economic downturn;

•	Continued pricing pressure when executing and renewing contracts with financial institution clients;

•	Pre-tax gains of $9.8 million in the first quarter of 2009 from the retirement of long-term notes;
•	Increased marketing investment in brand positioning and awareness and direct marketing tests; and
•	Increases in material costs and delivery rates.

Our Strategies

Small Business Services – Our focus within Small Business Services is to grow revenue and increase operating margin by continuing to implement the following strategies:

•
Acquire new customers by leveraging customer referrals that we receive from our Financial Services segment’s financial institution clients and our telecommunications clients, as well as from other marketing initiatives, including internet and direct mail solicitations;

•
Expand sales of higher growth business services, including web design, hosting and other web services, fraud protection, payroll, logo design, search engine marketing and business networking, as well as expand sales in areas such as full color, web-to-print and imaging;

•	Increase our share of the amount small businesses spend on the types of products and services in our portfolio through improved customer segmentation and analytics; and
•	Continue to optimize our cost and expense structure.

We continue to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of printed products, but also a provider of higher growth business services. These key enablers include strengthening our portfolio of products and services, attracting new customers, improving our use of technology, and enhancing brand awareness and positioning. We have refreshed portions of our existing product offerings and have improved some of our newer service offerings, which we believe creates a more valuable suite of products and services. We have also identified opportunities to expand sales to our existing customers and to acquire new customers. Our improved e-commerce platform, www.Deluxe.com\ShopDeluxe, increases our opportunities to market and sell on-line. Also important to our growth are the small business customer referrals we receive through our Deluxe Business Advantage® program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us more deeply serve unique customer segments such as contractors, retailers and professional services firms. During 2010, we increased our investment in promoting and strengthening the Deluxe brand to increase brand awareness and loyalty.

In recent years, we have acquired companies which allow us to expand our business services offerings, including web design, hosting and other web services, logo design, search engine marketing and business networking. We expect these higher growth business services will represent an increasing portion of our revenue. During 2008, we acquired Hostopia.com Inc. (Hostopia) in a cash transaction for $99.4 million, net of cash acquired. Hostopia is a provider of web services that enable small businesses to establish and maintain an internet presence. Hostopia also provides email marketing, fax-to-email, mobility synchronization and other services. It provides a unified, scaleable, web-enabled platform that better positions us to obtain orders for our various product offerings. Hostopia operates in the United States, Canada and portions of Europe. Additionally, we acquired the assets of PartnerUp, Inc. (PartnerUp) and Logo Design Mojo, Inc. during 2008. PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with resources and contacts to build their businesses, and Logo Mojo is a Canadian-based online logo design firm. During 2009, we acquired Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings Inc., to expand our web services customer base. We also acquired MerchEngines.com during 2009 which added new search engine marketing capabilities. The companies acquired during 2009 were purchased for an aggregate cash amount of $30.8 million, net of cash acquired.

Financial Services – Our strategies within Financial Services are as follows:

•	Optimize core check revenue streams and acquire new clients;
•	Provide services and products that differentiate us from the competition by helping financial institutions acquire customers, improve profitability and manage regulatory compliance; and
•	Continue to optimize our cost and expense structure.

Our focus on acquiring new clients will continue during 2011. We are also advancing our non-check services, including fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, and services intended to enhance the financial institution customer experience. During March 2010, we purchased substantially all of the assets of Cornerstone Customer Solutions, LLC, a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. We also continue to leverage our Deluxe Business Advantage program which is designed to maximize financial institution business check programs by offering the products and services of our Small Business Services segment to small businesses through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.

In our efforts to expand beyond check-related products, we have introduced several services and products that focus on customer loyalty and retention, regulatory program compliance, and fraud prevention. Following are some examples:

•	Deluxe CallingSM – an outbound calling program aimed at helping financial institutions generate new organic revenue growth and reduce account holder attrition.
•
REALCheckingTM program – a system of deposit products, including reward checking programs, that drives non-interest income, attracts new account holders and increases retention for community financial institutions. We offer this suite of products to our clients through a partnership with BancVue, Ltd. which launched in early 2010.

•	Analytics driven marketing programs – a service that allows financial institutions to monitor customer profitability and better optimize pricing and customer acquisition strategies.
•	Marketing solutions – a variety of strategic and tactical marketing solutions which help financial institutions acquire new customers, deepen existing customer relationships and retain customers.
•	Regulatory compliance – services that assist financial institutions in complying with the current dynamic regulatory environment.
•	Deluxe ProventSM – a comprehensive suite of identity protection services.

We expect providing products and services that differentiate us from the competition will help partially offset the impacts of the decline in check usage and the pricing pressures we are experiencing in our check programs. As such, we also continue to focus on accelerating the pace at which we introduce new products and services. In addition to our various service offerings, we continue to offer our Knowledge ExchangeTM Series, a suite of resources and events for our financial institution clients focused on topics that most impact financial institution’s core strategies.

Direct Checks – Our strategies within Direct Checks are as follows:

•	Optimize cash flow;
•	Maximize the lifetime value of customers by selling new features, accessories and products; and
•	Continue to optimize our cost and expense structure.

In April 2010, we acquired Custom Direct, Inc., a provider of direct-to-consumer checks, in a cash transaction for $97.9 million, net of cash acquired. We are leveraging this acquisition to build a best-in-class direct-to-consumer check experience. We expect the acquisition to contribute to our strategy of optimizing the cash flow generated by this segment. Additionally, we continue to identify opportunities to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment. We continue to actively market our products and services through targeted advertising, including a continued focus on e-commerce investment. Additionally, we continue to explore avenues to increase sales to existing customers. For example, we have had success with the EZShieldTM product, a check protection service that provides reimbursement to consumers for losses resulting from forged signatures or endorsements and altered checks.

Cost Reduction Initiatives

We have been pursuing cost reduction and business simplification initiatives, including: reducing shared services infrastructure costs; streamlining our call center and fulfillment activities; eliminating system and work stream redundancies; reducing advertising costs; and strengthening our ability to quickly develop new products and services and bring them to market. We have been reducing stock-keeping units (SKUs), standardizing products and services and improving the sourcing of third-party goods and services. Between 2007 and 2010, we closed eight manufacturing facilities, and five customer call centers. These and other actions since 2006 collectively reduced our annual cost structure by approximately $325 million, net of required investments, by the end of 2010. Approximately $65 million of this amount was newly realized during 2010. The baseline for these savings is the annual diluted earnings per share guidance for 2006 of $1.41 to $1.51, which we provided in our press release on July 27, 2006 regarding second quarter 2006 results. All three of our business segments benefited from the cost reductions. Approximately 45% of the $325 million target came from reorganizing our sales and marketing functions and another 30% of the target came from our shared services infrastructure organizations of information technology, real estate, finance and human resources. Information technology provided the greatest percentage of the shared services savings through lowering data center costs, improving mainframe and server utilization and reducing the cost of networking and voice communications. Approximately 25% of the $325 million target came from fulfillment, including manufacturing and supply chain. Overall, approximately one-third of the savings affected cost of goods sold, with the remaining two-thirds impacting selling, general and administrative (SG&A) expense.

We have identified additional opportunities to reduce costs and anticipate that we will realize additional cost reductions of approximately $65 million in 2011, as compared to our 2010 results of operations. These savings will be generated primarily by our sales and marketing and fulfillment organizations. We estimate that approximately 40% of the savings will impact cost of goods sold, while the remaining 60% will impact SG&A expense.

Outlook for 2011

We anticipate that consolidated revenue will be between $1.375 billion and $1.415 billion for 2011, as compared to $1.402 billion for 2010. At the high end of the range we are expecting only a small improvement in economic conditions. In Small Business Services, we expect the percentage increase in revenue to be in the low to mid-single digits compared to 2010 as the benefits of our e-commerce investments and growth in business services offerings are expected to be partially offset by declines in core business products. In Financial Services, we expect the percentage decrease in revenue to be in the low to mid-single digits driven by check order declines of approximately seven to eight percent compared to 2010, given the increases in electronic payments. We expect the related revenue pressure in Financial Services will be partially offset by higher revenue per order, a new large customer which we expect will begin contributing volume early in the second quarter of 2011, and continued contributions from non-check revenue. In Direct Checks, we expect the percentage increase in revenue to be in the mid-single digits compared to 2010, driven by a full year of revenue from the Custom Direct acquisition, partially offset by check usage declines.

We expect that 2011 diluted earnings per share from continuing operations will be between $2.85 and $3.10, compared to $2.97 for 2010. Earnings per share for 2010 included charges of $0.21 per share related to restructuring-related costs and a first quarter charge to income tax expense driven by the impact of recent health care legislation. We expect that continued progress with our cost reduction initiatives will be offset by continued investments in revenue growth opportunities and increases in material and delivery rates. We estimate that our annual effective tax rate for 2011 will be approximately 34%, compared to 35.0% in 2010.

We anticipate that net cash provided by operating activities will be between $205 million and $225 million in 2011, compared to $212.6 million in 2010, driven by higher earnings on the upper end of our outlook range, continued progress on working capital initiatives and slightly lower contract acquisition payments. We estimate that capital spending will be approximately $35 million in 2011 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we have cash flow in excess of these priorities, our focus during 2011 will be on further reducing our debt. During 2010, we made net payments of $19.0 million on our credit facility, including borrowings of $98 million in the second quarter of 2010 to complete the acquisition of Custom Direct.

BUSINESS CHALLENGES/MARKET RISKS

Market for checks and business forms

The market for our two largest products, checks and business forms, is very competitive. These products are mature and their use has been declining. The total number of checks written in the United States has been in decline as a result of alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, and electronic and other bill paying services. According to a Federal Reserve study released in December 2010, approximately 27.5 billion checks were written in 2009. According to this study, checks are no longer the largest single non-cash payment method in the United States, being eclipsed by the debit card. Checks written account for approximately 25% of all non-cash payment transactions, which is a reduction from the Federal Reserve study released in December 2007 when checks accounted for approximately 35% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately 6.1% per year between 2006 and 2009, and we expect this trend to continue. In addition to the decline in check usage, the use of business forms is also under pressure. Continual technological improvements provide small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications, electronic transaction systems and mobile applications have been designed to replace pre-printed business forms products.

Financial institution clients

Because check usage is declining and financial institutions have been consolidating, we have been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. Our traditional financial institution relationships are typically formalized through supply contracts averaging three to six years in duration. As we compete to retain and acquire new financial institution business, the resulting pricing pressure, combined with declining check usage in the marketplace, has reduced our revenue and profit margins. We expect these trends to continue.

Turmoil in the financial services industry since 2008 led to increased bank failures and consolidations. There could be a significant impact on our consolidated results of operations if we were to lose a significant amount of business and/or we were unable to recover the value of unamortized contract acquisition costs or accounts receivable. As of December 31, 2010, unamortized contract acquisition costs totaled $57.5 million, while liabilities for contract acquisition costs not paid as of December 31, 2010 were $18.5 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

The consolidation of financial institutions may also impact our results of operations. In the past we have occasionally acquired new clients as financial institutions that were not our clients consolidated with our clients. When two of our financial institution clients consolidate, the increase in general negotiating leverage possessed by the consolidated entity could result in a new contract which is not as favorable to us as those historically negotiated with the clients individually. However, we may also generate non-recurring conversion revenue when obsolete checks have to be replaced after one financial institution merges with or acquires another. Conversely, we have also lost financial institution clients when they consolidated with financial institutions which were not our clients. If we were to lose a significant amount of business in this manner, it could have a significant negative impact on our consolidated results of operations. In such situations, we have typically collected contract termination payments and we may be able to do so in similar circumstances in the future.

Economic conditions

General economic conditions negatively impacted our 2010 results of operations. Small business confidence and the rate of small business formations impact Small Business Services. The index of small business optimism published by the National Federation of Independent Business in December 2010 was slightly better than December 2009, but had not rebounded to 2007 levels. According to estimates of the Small Business Administration’s Office of Advocacy, the last year in which the number of small businesses increased was 2006. Consumer spending and employment levels have some impact on our personal check businesses. Slow consumer spending growth, along with only modest private sector growth in employment during 2010, drove some negative impact in our personal check businesses. We expect that general economic conditions will continue to have a negative impact on our results of operations at least through the first half of 2011. A continued downturn in general economic conditions could result in additional declines in our revenue and profitability.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue
				Change
(in thousands, except per order amounts)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenue	$1,402,237	$1,344,195	$1,468,662	4.3%	(8.5%)

Orders	56,736	59,174	62,823	(4.1%)	(5.8%)
Revenue per order	$24.72	$22.72	$23.38	8.8%	(2.8%)

The increase in revenue for 2010, as compared to 2009, was primarily due to a revenue contribution of $60.3 million from the acquisition of Custom Direct in April 2010 discussed under Executive Overview and revenue of $24.6 million from a contract settlement executed during the third quarter of 2010. In addition, revenue benefited from price increases in Financial Services and Small Business Services, growth in business services, the recognition of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009, business services revenue from businesses acquired in July 2009, and a favorable currency exchange rate impact of $6.9 million. The contract settlement revenue recognized in the third quarter of 2010 related to a contract settlement with a large financial institution that previously acquired one of our clients and chose to consolidate its check printing business with another provider. We had been producing checks for a minority portion of this client’s customers. This business transitioned during the third quarter of 2010 and we received contract termination payments of $24.6 million, which were included in revenue in our Small Business Services and Financial Services segments. Revenue from a new contract acquisition which began generating revenue during the third quarter of 2010 offset the revenue lost from this contract termination. Partially offsetting these revenue increases were lower order volume and continued pricing pressure when executing contracts with financial institutions.

The number of orders decreased for 2010, as compared to 2009, due primarily to the continuing decline in check and forms usage and the impact of general economic conditions, partially offset by Custom Direct orders which increased orders 3.0 percentage points as compared to 2009. Revenue per order increased for 2010, as compared to 2009, due to the $24.6 million contract settlement executed during the third quarter of 2010, as well as the recognition of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009 and the benefit of price increases in Financial Services and Small Business Services. These increases in revenue per order were partially offset by continued pricing pressure when executing contracts with financial institutions.

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

Supplemental information regarding revenue by product is as follows:
				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Checks, including contract settlements	$896,563	$853,729	$934,367	5.0%	(8.6%)
Other printed products, including forms	284,816	296,550	345,570	(4.0%)	(14.2%)
Services, primarily business	121,881	90,918	57,711	34.1%	57.5%
Accessories and promotional products	78,659	81,249	102,203	(3.2%)	(20.5%)
Packaging supplies and other	20,318	21,749	28,811	(6.6%)	(24.5%)
Total revenue	$1,402,237	$1,344,195	$1,468,662	4.3%	(8.5%)

The percentage of total revenue derived from the sale of checks was 63.9% in 2010, as compared to 63.5% in 2009 and 63.6% in 2008. Check revenue from the acquisition of Custom Direct in April 2010, the third quarter 2010 contract settlement, the recognition of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009 and Financial Services price increases more than offset the impact of the decline in check usage. Small Business Services contributed non-check revenue of $411.7 million in 2010, $410.2 million in 2009 and $444.3 million in 2008, from the sale of forms, envelopes, labels, business cards, stationery, other promotional products and business services. During 2010, we modified the manner in which we determine revenue by product. Amounts for 2009 and 2008 have been reclassified to conform to the 2010 presentation. These reclassifications were not significant. Further information can be found under the caption “Note 16: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Consolidated Gross Margin
				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Gross profit	$913,818	$839,413	$902,149	8.9%	(7.0%)
Gross margin	65.2%	62.4%	61.4%	2.8 pt.	1.0 pt.

We evaluate gross margin when analyzing our consolidated results of operations as we believe it provides important insight into significant profit drivers. As more than 90% of our revenue at this time is generated from the sale of manufactured and purchased products, we believe the measure of gross margin best demonstrates our manufacturing and distribution performance, as well as the impact of pricing on our profitability. Gross margin is not a complete measure of profitability, as it omits SG&A expense. However, it is a financial measure which we believe is useful in evaluating our results of operations.

Gross margin increased for 2010, as compared to 2009, due primarily to the higher revenue per order discussed earlier, including the $24.6 million contract settlement which contributed 0.7 percentage points of the increase in gross margin, as well as manufacturing and delivery efficiencies and other benefits resulting from our cost reduction initiatives. Also contributing to the higher gross margin was a $4.4 million decrease in restructuring charges and other costs related to our cost reduction initiatives. Further information regarding our restructuring costs can be found under Restructuring Costs. Partially offsetting these increases in gross margin were higher delivery rates and material costs.

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

Consolidated Selling, General & Administrative Expense
				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
SG&A expense	$624,303	$616,496	$670,991	1.3%	(8.1%)
SG&A expense as a percentage of revenue	44.5%	45.9%	45.7%	(1.4 pt.)	0.2 pt.

The increase in SG&A expense for 2010, as compared to 2009, was driven primarily by expenses from the businesses we acquired in 2009 and 2010, as well as marketing investments in our brand awareness and positioning initiatives and direct marketing tests. These increases were partly offset by various cost reduction initiatives within our shared services organizations, primarily within sales and marketing and information technology, as well as lower acquisition-related amortization related to acquisitions completed prior to 2009, and lower performance-based compensation and retiree medical expense.

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

Net Restructuring Charges
				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net restructuring charges	$7,971	$7,428	$13,400	$543	$(5,972)

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period relate to accruals for employee severance benefits and other direct costs of our initiatives, including equipment and employee moves, training, travel, and the acceleration of employee share-based compensation awards. Additional restructuring charges of $2.4 million in 2010, $4.6 million in 2009 and $14.9 million in 2008 were included within cost of goods sold in our consolidated statements of income. Further information can be found under Restructuring Costs.

Asset Impairment Charges
				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Asset impairment charges	$-	$24,900	$9,942	$(24,900)	$14,958

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

Net Gain on Sale of Facility
				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net gain on sale of facility	$—	$—	$1,418	$—	$(1,418)

During 2008, we completed the sale of our Flagstaff, Arizona customer call center facility, which was closed during the third quarter of 2008, for $4.2 million. We realized a pre-tax gain of $1.4 million.

Gain on Early Debt Extinguishment
				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Gain on early debt extinguishment	$—	$9,834	$—	$(9,834)	$9,834

During the first quarter of 2009, we retired $31.2 million of long-term notes at an average 32% discount from par value, realizing a pre-tax gain of $9.8 million. We may retire additional debt, depending on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

Interest Expense
				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Interest expense	$44,165	$46,280	$50,421	(4.6%)	(8.2%)
Weighted-average debt outstanding	793,767	818,521	859,833	(3.0%)	(4.8%)
Weighted-average interest rate	5.09%	5.14%	5.42%	(0.05) pt.	(0.28) pt.

The decrease in interest expense for 2010, as compared to 2009, was primarily due to a favorable impact of $2.7 million from interest rates swaps and our lower average debt level in 2010. During the third quarter of 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our long-term debt. Additionally, due to the early retirement of long-term notes during the first quarter of 2009, we were required to accelerate the recognition of a portion of a previously deferred derivative loss. This accelerated recognition resulted in additional interest expense of $0.5 million in 2009.

The decrease in interest expense for 2009, as compared to 2008, was due to our lower average debt level in 2009, as well as our lower weighted-average interest rate. Additionally, the impact of the interest rate swaps reduced interest expense by $1.1 million in 2009. Due to the early retirement of long-term notes during the first quarter of 2009, we were required to accelerate the recognition of a portion of a derivative loss. This accelerated recognition resulted in additional interest expense of $0.5 million in 2009.

Income Tax Provision
				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Income tax provision	$82,554	$55,656	$54,304	48.3%	2.5%
Effective tax rate	35.0%	35.9%	33.9%	(0.9) pt.	2.0 pt.

The decrease in our effective tax rate for 2010, as compared to 2009, was primarily due to the impact of the goodwill impairment charge in 2009, a portion of which was non-deductible, and which increased our 2009 effective tax rate 2.9 percentage points. In addition, our state effective tax rate decreased in 2010 and our qualified production activity deduction increased. Partially offsetting these decreases in our effective tax rate was the impact of other discrete items and lower tax credits in 2010 for research and development. Discrete items in 2009, excluding the impact of the goodwill impairment charge, lowered our effective tax rate 2.9 percentage points and related primarily to receivables for amendments to prior year tax returns of $3.5 million. Discrete income tax expense for 2010 increased our effective tax rate by 0.5 points. The discrete items in 2010 consisted primarily of a $4.1 million charge resulting from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010, and requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan, although we anticipate recovery of this amount in 2011 and 2012 as we fund the plan. Partially offsetting the impact of this unfavorable discrete item were discrete credits to income tax expense related to adjustments to accruals for uncertain tax positions. We expect that our annual effective tax rate for 2011 will be approximately 34%.

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

RESTRUCTURING COSTS

During 2010, we recorded net restructuring charges of $10.3 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $7.5 million. The net restructuring accruals included charges of $9.3 million related to severance for employee reductions primarily resulting from reductions in various functional areas as we continue our cost reduction initiatives, as well as actions related to our integration of Custom Direct. The net restructuring accruals included severance benefits for approximately 470 employees. Further information regarding our cost reduction initiatives can be found under Executive Overview. These charges were reduced by the reversal of $2.4 million of severance accruals, primarily those recorded in prior years, as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges of $2.4 million within cost of goods sold and net restructuring charges of $8.0 million within operating expenses in the 2010 consolidated statement of income. In addition to the amounts reflected in the net restructuring charges captions in the consolidated statement of income, we incurred approximately $0.5 million of other restructuring-related costs during 2010, such as accelerated depreciation on equipment which we planned to remove from service.

During 2009, we recorded net restructuring charges of $12.0 million. This amount included expenses related to our restructuring activities, including items such as equipment moves, training and travel which were expensed as incurred, as well as net restructuring accruals of $8.2 million. The net restructuring accruals included charges of $11.8 million related to severance for employee reductions in various functional areas, including the closing of one customer call center which was completed in the first quarter of 2010, and further consolidation in the sales, marketing and fulfillment organizations, as well as operating lease obligations on three manufacturing facilities closed during 2009. These actions were the result of our cost reduction initiatives. The net restructuring accruals included severance benefits for approximately 640 employees. These charges were reduced by the reversal of $3.6 million of restructuring accruals primarily recorded in 2008 as fewer employees received severance benefits than originally estimated. The restructuring charges were reflected as net restructuring charges of $4.6 million within cost of goods sold and net restructuring charges of $7.4 million within operating expenses in the 2009 consolidated statement of income. In addition to the amounts reflected in the net restructuring charges captions in the consolidated statement of income, we incurred approximately $2.4 million of other restructuring-related costs during 2009, such as labor redundancies during the closing of facilities.

During 2008, we recorded net restructuring charges of $28.3 million. Of this amount, $24.0 million related to accruals, primarily for employee severance, while the remainder included other expenses related to our restructuring activities, including the write-off of spare parts, the acceleration of employee share-based compensation expense, equipment moves, training and travel. Our restructuring accruals for severance benefits related to the closing of six manufacturing facilities and two customer call centers, as well as employee reductions within our business unit support and corporate shared services functions, primarily sales, marketing and fulfillment. These actions were the result of the continuous review of our cost structure in response to the impact a weakened U.S. economy continued to have on our business, as well as our previously announced cost reduction initiatives. The restructuring accruals included severance benefits for approximately 1,400 employees. These charges were reduced by the reversal of $2.4 million of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. The other costs related to our restructuring activities were expensed as incurred. We recorded a $3.1 million write-off of the carrying value of spare parts used on our offset printing presses. During a review of our cost structure, we made the decision to expand our use of the digital printing process. As such, a portion of the spare parts kept on hand for use on our offset printing presses was written down to zero, as these parts have no future use or market value. The write-down was included in restructuring charges within cost of goods sold in our 2008 consolidated statement of income. The net restructuring charges were reflected as restructuring charges of $14.9 million within cost of goods sold and net restructuring charges of $13.4 million within operating expenses in the 2008 consolidated statement of income. In addition to the amounts reflected in the restructuring charges captions in the consolidated statement of income, we incurred approximately $1.3 million of other restructuring-related costs during 2008, such as labor redundancies during the closing of facilities.

One customer call center and one manufacturing facility were closed during 2008. During 2009, we closed seven manufacturing operations and two customer call centers which were located in five leased facilities and three owned facilities. The operations and related assets were relocated to other locations. We have remaining rent obligations for three of the five leased facilities, with the remaining rental payments to be paid through May 2013. In January 2011, we sold one of the owned facilities, realizing a pre-tax gain of $0.1 million, and we are actively marketing the remaining two owned facilities. Although we closed the manufacturing operations within our Colorado Springs, Colorado facility during 2009, this owned location also houses administrative functions and two customer call centers, one of which we closed during the first quarter of 2010. Once this facility is sold, we plan to relocate the remaining employees to another location in the same area. The majority of the employee reductions included in our restructuring accruals are expected to be completed by the third quarter of 2011, with most of the related severance payments to be paid by early 2012, utilizing cash from operations.

As a result of our employee reductions and facility closings, we estimate that we realized cost savings of approximately $12 million in cost of goods sold and $21 million in SG&A expense in 2010, in comparison to our 2009 results of operations. In 2009, we estimate that we realized cost savings of approximately $6 million in cost of goods sold and $24 million in SG&A expense, in comparison to our 2008 results of operations. We expect to realize additional cost savings of approximately $5 million in cost of goods sold and $8 million in SG&A expense in 2011 relative to 2010, which represents a portion of our $65 million cost reduction target for 2011. Expense reductions consist primarily of labor and facility costs.

Further information regarding our restructuring charges can be found under the caption “Note 8: Restructuring charges” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

SEGMENT RESULTS

Additional financial information regarding our business segments appears under the caption “Note 16: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Small Business Services

 This segment sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are sold through direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, Safeguard distributors and a network of local dealers, as well as an outbound telemarketing group.
				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenue	$796,254	$785,109	$851,060	1.4%	(7.7%)
Operating income	137,534	60,804	90,078	126.2%	(32.5%)
Operating margin	17.3%	7.7%	10.6%	9.6 pt.	(2.9) pt.

The increase in revenue for 2010, as compared to 2009, was due primarily to price increases and $12.1 million of revenue related to Small Business Services’ portion of the contract settlement executed during the third quarter of 2010, as well as business services revenue from businesses acquired in July 2009 and growth in business services revenue. Additionally, revenue increased due to a favorable currency exchange rate impact related to our Canadian operations of $6.9 million for 2010. These increases in revenue were partly offset by the impact of the continuing decline in check and forms usage. We also believe that the negative impact of general economic conditions continued to affect our customer’s buying patterns.

The increases in operating income and operating margin for 2010, as compared to 2009, were primarily due to continued progress on our cost reduction initiatives, the asset impairment charges of $24.9 million in 2009 discussed earlier under Consolidated Results of Operations, price increases, revenue from the third quarter contract settlement, a $10.2 million decrease in 2010 in restructuring and costs related to acquisitions, lower acquisition-related amortization related to acquisitions completed prior to 2009, and lower performance-based compensation and retiree medical expense. Further information regarding the restructuring costs can be found under Restructuring Costs. These increases in operating income were partially offset by the continuing decline in check and forms usage, the impact of negative economic conditions, marketing investments in our brand awareness and positioning initiatives and direct marketing tests, and increases in delivery rates and material costs.

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

The decrease in operating income and operating margin for 2009, as compared to 2008, was due to the revenue decline, an increase of $15.0 million in asset impairment charges in 2009 discussed earlier under Consolidated Results of Operations, as well as higher performance-based compensation expense, higher material and delivery rates and higher benefit costs related primarily to workers’ compensation claims activity and retiree medical costs. These decreases in operating income were partially offset by continued progress on our cost reduction initiatives and a $1.1 million decrease in restructuring and costs related to acquisitions in 2009, as compared to 2008.

Financial Services

Financial Services’ products and services for financial institutions include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, and services intended to enhance the financial institution customer experience, such as customer loyalty programs. These products and services are sold through multiple channels, including a direct sales force.

				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenue	$390,331	$396,353	$430,018	(1.5%)	(7.8%)
Operating income	84,158	75,091	65,540	12.1%	14.6%
Operating margin	21.6%	18.9%	15.2%	2.7 pt.	3.7 pt.

The decrease in revenue for 2010, as compared to 2009, was due primarily to a decrease in order volume resulting from the continuing decline in check usage and the weak economy, as well as continuing competitive pricing pressure. These decreases in revenue were partially offset by the recognition of deferred revenue related to a contract termination settlement executed in the fourth quarter of 2009, Financial Services’ portion of the revenue from a contract termination settlement executed during the third quarter of 2010 of $12.5 million, price increases implemented in the second quarter of 2010 and the third quarter of 2009, and increased services revenue.

Operating income and operating margin increased for 2010, as compared to 2009, primarily due to the recognition of deferred revenue related to a contract termination settlement executed in the fourth quarter of 2009 and the third quarter 2010 contract settlement, as well as the benefit of our various cost reduction initiatives and lower performance-based compensation and retiree medical expense. These increases in operating income and operating margin were partially offset by the effect of the decrease in order volume, increased marketing investment, delivery and material rate increases and a $2.2 million increase in restructuring-related costs in 2010. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs.

The decrease in revenue for 2009, as compared to 2008, was due primarily to a decrease in order volume resulting from the continuing decline in check usage, turmoil in the financial services industry, including a higher number of bank failures, and continued economic softness. Our experience indicates that failures and consolidation of companies within the financial services industry caused some larger financial institutions to lose customers. This reduces our order volume when those customers move their accounts to financial institutions that are not our clients or they reduce or delay their check purchases. Revenue per order increased as compared to 2008, as price increases implemented in the third quarter of 2009 and the fourth quarter of 2008 more than offset the effects of continuing competitive pricing pressure.

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

Direct Checks

Direct Checks sells personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under various brand names including Checks Unlimited, Designer Checks, Checks.com, Check Gallery, The Styles Check Company, and Artistic Checks, among others.

				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenue	$215,652	$162,733	$187,584	32.5%	(13.2%)
Operating income	59,852	54,694	53,616	9.4%	2.0%
Operating margin	27.8%	33.6%	28.6%	(5.8) pt.	5.0 pt.

The increase in revenue for 2010, as compared to 2009, was due to the revenue contribution from the acquisition of Custom Direct in April 2010 discussed under Executive Overview. Custom Direct contributed revenue of $60.3 million for 2010. Partially offsetting the impact of the acquisition was a reduction in orders stemming from the decline in check usage, as well as the weak economy.

The increase in operating income for 2010, as compared to 2009, was due primarily to the benefit of our cost reduction initiatives, the contribution of Custom Direct’s operations and lower performance-based compensation and retiree medical expense, partially offset by the lower order volume, an increase of $2.4 million in restructuring-related costs related primarily to employee reductions at Custom Direct, and increased delivery rates and material costs. The decrease in operating margin for 2010, as compared to 2009, reflects the impact of Custom Direct’s operations. We anticipate operating margin in this segment will be in the high 20% range during 2011.

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

The increase in operating income and operating margin for 2009, as compared to 2008, was due primarily to our cost reduction initiatives, increased revenue per order and a decrease of $1.5 million in restructuring charges and related costs in 2009. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs. These increases in operating income were partially offset by the lower order volume, increased performance-based compensation expense and increased material and delivery rates.

CASH FLOWS

As of December 31, 2010, we held cash and cash equivalents of $17.4 million. The following table shows our cash flow activity for the last three years and should be read in conjunction with the consolidated statements of cash flows appearing in Item 8 of this report.

				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Continuing operations:
Net cash provided by operating activities	$212,615	$206,438	$198,487	$6,177	$7,951
Net cash used by investing activities	(136,170)	(81,788)	(135,773)	(54,382)	53,985
Net cash used by financing activities	(72,541)	(128,545)	(67,681)	56,004	(60,864)
Effect of exchange rate change on cash	690	1,594	(2,053)	(904)	3,647
Net cash provided (used) by continuing operations	4,594	(2,301)	(7,020)	6,895	4,719
Net cash (used) provided by operating activities of discontinued operations	—	(470)	995	470	(1,465)
Net cash used by financing activities of discontinued operations	—	(30)	—	30	(30)
Net change in cash and cash equivalents	$4,594	$(2,801)	$(6,025)	$7,395	$3,224

The $6.2 million increase in cash provided by operating activities for 2010, as compared to 2009, was due primarily to the higher earnings discussed earlier under Consolidated Results of Operations, including the $24.6 million contract settlement, as well as decreases of $7.2 million in contract acquisition payments and $5.0 million in severance payments in 2010 as compared to 2009. These increases in cash provided by operating activities were partially offset by an $18.4 million increase in 2010 in pension contributions and employee profit sharing/cash bonus payments related to our 2009 performance, as well as higher income tax payments and a contract termination payment received in the fourth quarter of 2009.

The $8.0 million increase in cash provided by operating activities for 2009, as compared to 2008, was due primarily to a $23.7 million decrease in 2009 in pension contributions and employee profit sharing/cash bonus payments related to our 2008 performance, as well as a contract termination payment received in the fourth quarter of 2009 and lower interest and income tax payments. The impact of these items was partially offset by an increase of $20.2 million in contract acquisition payments in 2009, the timing of customer rebate payments as compared to 2008 and higher severance payments related to our cost reduction initiatives.

Included in cash provided by operating activities of continuing operations were the following operating cash outflows:

				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Income tax payments	$70,246	$56,060	$59,997	$14,186	$(3,937)
Interest payments	44,054	43,513	50,441	541	(6,928)
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	39,400	40,300	36,100	(900)	4,200
Pension contributions and employee profit sharing/cash bonus payments	29,790	11,430	35,126	18,360	(23,696)
Contract acquisition payments	22,087	29,250	9,008	(7,163)	20,242
Severance payments	11,558	16,558	8,645	(5,000)	7,913

Net cash used by investing activities in 2010 was $54.4 million higher than 2009 primarily due to the acquisition of Custom Direct in April 2010, partly offset by proceeds from life insurance policies in 2010 and purchases of marketable securities in 2009.

Net cash used by financing activities in 2010 was $56.0 million lower than 2009. This was due primarily to borrowings under our credit facility in 2010 to complete the acquisition of Custom Direct, as well as payments in 2009 of $21.2 million to retire long-term notes.

Net cash used by investing activities for 2009 was $54.0 million lower than 2008, primarily due to lower payments for acquisitions in 2009. During 2009, we paid $30.8 million to complete the acquisitions of Abacus America, Inc. and MerchEngines.com, while in 2008 we paid $104.9 million to acquire Hostopia.com Inc., PartnerUp, Inc., Logo Design Mojo, Inc. and Yoffi Digital Press. Partially offsetting this decrease in cash used by investing activities were increased investments in capital assets related to e-commerce, manufacturing efficiencies and process improvements in all three of our segments and proceeds of $4.2 million received from the sale of a closed facility in 2008.

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

Significant cash inflows, excluding those related to operating activities, for each year were as follows:

				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Proceeds from life insurance policies	$6,143	$—	$—	$6,143	$—
Proceeds from issuing shares under employee plans	3,267	1,972	2,801	1,295	(829)
Proceeds from sales of marketable securities	1,970	914	—	1,056	914
Net proceeds from short-term debt	—	—	10,800	—	(10,800)
Proceeds from sale of facility	—	—	4,181	—	(4,181)

Significant cash outflows, excluding those related to operating activities, for each year were as follows:

				Change
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Payments for acquisitions, net of cash acquired	$98,621	$30,825	$104,879	$67,796	$(74,054)
Cash dividends paid to shareholders	51,435	51,279	51,422	156	(143)
Purchases of capital assets	43,932	44,266	31,865	(334)	12,401
Net payments on short-term debt	19,000	52,000	—	(33,000)	52,000
Payments for common shares repurchased	2,999	1,319	21,847	1,680	(20,528)
Payments for debt issue costs, credit facility	2,361	—	—	2,361	—
Purchases of marketable securities	14	4,581	—	(4,567)	4,581
Payments on long-term debt	—	22,627	1,755	(22,627)	20,872

We anticipate that net cash provided by operating activities will be between $205 million and $225 million in 2011, compared to $212.6 million in 2010, driven by higher earnings on the upper end of our outlook range, continued progress on working capital initiatives and slightly lower contract acquisition payments. We anticipate that cash generated by operating activities in 2011 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $35 million, debt reduction, and possibly additional small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We executed a $200.0 million credit facility during 2010 and we had $183.7 million available for borrowing under this credit facility as of December 31, 2010. We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations in 2011, including capital expenditures, possible small-to-medium-sized acquisitions, required debt service and dividend payments.

CAPITAL RESOURCES

Our total debt was $755.1 million as of December 31, 2010, a decrease of $13.6 million from December 31, 2009. During September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a portion of our notes due in 2012. The carrying amount of long-term debt increased $5.1 million from December 31, 2009 due to changes in the fair value of the hedged long-term debt. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 6: Derivative financial instruments” and “Note 13: Debt and leases” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations.

Our capital structure for each period was as follows:

	December 31
	2010		2009
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$533,502	6.0%	$533,399	6.0%	$103
Floating interest rate	221,620	3.4%	235,354	3.0%	(13,734)
Total debt	755,122	5.2%	768,753	5.1%	(13,631)
Shareholders’ equity	226,198		117,210		108,988
Total capital	$981,320		$885,963		$95,357

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.2 million shares remained available for purchase under this authorization as of December 31, 2010. We repurchased 0.2 million shares during 2010 for $3.0 million, we repurchased 0.1 million shares during 2009 for $1.3 million, and we repurchased 1.1 million shares during 2008 for $21.8 million. Further information regarding changes in shareholders’ equity can be found in the consolidated statements of shareholders’ equity appearing in Item 8 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2009, we had a $275.0 million committed line of credit which was scheduled to expire in July 2010. In March 2010, we cancelled this line of credit and executed a new $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all of our assets. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of December 31, 2010, and we expect to remain in compliance with all debt covenants throughout 2011.

The daily average amount outstanding under our credit facilities during 2010 was $50.0 million at a weighted-average interest rate of 3.20%. As of December 31, 2010, $7.0 million was outstanding at a weighted-average interest rate of 5.25%. During 2009, the daily average amount outstanding under our line of credit was $69.3 million at a weighted-average interest rate of 0.76%. As of December 31, 2009, $26.0 million was outstanding at a weighted-average interest rate of 0.67%. As of December 31, 2010, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Amounts drawn on credit facility	(7,000)
Outstanding letters of credit	(9,256)
Net available for borrowing as of December 31, 2010	$183,744

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $22.1 million in 2010, $29.3 million in 2009 and $9.0 million in 2008. We anticipate cash payments of approximately $20 million in 2011. Changes in contract acquisition costs during the last three years were as follows:

(in thousands)	2010	2009	2008
Balance, beginning of year	$45,701	$37,706	$55,516
Additions	31,520	32,545	8,808
Amortization	(19,745)	(24,550)	(26,618)
Balance, end of year	$57,476	$45,701	$37,706

The number of checks being written has been in decline since the mid-1990s, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract. When the overall discount level provided for in a contract is unchanged, contract acquisition costs do not result in lower net revenue. These payments impact the timing of cash flows. An up-front cash payment is made rather than providing higher product discount levels throughout the term of the contract. See Business Challenges/Market Risks for discussion of the recoverability of contract acquisition costs.

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $8.6 million as of December 31, 2010 and $2.8 million as of December 31, 2009. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $9.9 million as of December 31, 2010 and $6.0 million as of December 31, 2009.

Funds held for customers – Funds held for customers of $35.7 million as of December 31, 2010 increased $8.8 million from December 31, 2009. The increase in funds held for customers, and the corresponding accrued liability, was due primarily to an increase in the number of payroll services customers.

Deferred revenue – Deferred revenue of $6.9 million as of December 31, 2010 decreased $16.8 million from December 31, 2009 due primarily to the recognition of revenue during 2010 from a contract settlement executed in the fourth quarter of 2009. The revenue from the contract settlement was recognized over the contract’s remaining service period of six months. The remaining deferred revenue as of December 31, 2010 relates primarily to web hosting service contracts.

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

As of December 31, 2010, our contractual obligations were as follows:
(in thousands)	Total	2011	2012 and 2013	2014 and 2015	2016 and thereafter
Long-term debt and related interest	$884,960	$41,087	$349,117	$494,756	$—
Amounts drawn on credit facility	7,000	7,000	—	—	—
Operating lease obligations	20,875	9,365	10,098	1,412	—
Purchase obligations	49,927	26,354	23,107	421	45
Other long-term liabilities	36,758	15,154	11,049	6,680	3,875
Total	$999,520	$98,960	$393,371	$503,269	$3,920

Purchase obligations include amounts due under contracts with third-party service providers. These contracts are primarily for information technology services. Additionally, purchase obligations include amounts due under Direct Checks direct mail advertising agreements and Direct Checks and Financial Services royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligations presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs. Of the purchase obligations included in the table above, $32.5 million allow for early termination upon the payment of early termination fees. If we were to terminate these agreements, we would have incurred early termination fees of $30.5 million as of December 31, 2010.

Other long-term liabilities presented in our consolidated balance sheets consist primarily of amounts due for our postretirement benefit plan and liabilities for uncertain tax positions, deferred compensation and workers’ compensation. Of the $76.1 million reported as other long-term liabilities in our consolidated balance sheet as of December 31, 2010, $54.5 million is excluded from the obligations shown in the table above. The excluded amounts, including the current portion of each liability, are comprised primarily of the following:

•
Benefit payments for our postretirement benefit plan – We have contributed funds to this plan for the purpose of funding our obligations. Thus, we have the option of paying benefits from the assets of the plan or from the general funds of the company. Additionally, we expect the plan assets to earn income over time. As such, we cannot predict when or if payments from our general funds will be required. As of December 31, 2010, our postretirement benefit plan was underfunded $40.0 million.

•
Payments for uncertain tax positions – Due to the nature of the underlying liabilities and the extended timeframe often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. Our liability for uncertain tax positions, including accrued interest and penalties, was $7.9 million as of December 31, 2010, excluding tax benefits of deductible interest.

•
Insured environmental remediation costs – As of December 31, 2010, $7.2 million of the costs included in our environmental accruals are covered by an environmental insurance policy which we purchased in 2002. The related receivables from the insurance company are reflected in other current assets and other non-current assets in our consolidated balance sheets based on the amounts of our environmental accruals for insured sites. Uninsured environmental accruals of $2.1 million as of December 31, 2010 are included in the table above.

•
A portion of the amount due under our deferred compensation plan – Under this plan, some employees may begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur. As such, $1.1 million of our deferred compensation liability as of December 31, 2010 is excluded from the obligations shown in the table above.

Total contractual obligations do not include the following:

•
Payments to our defined contribution pension and 401(k) plans – The amounts payable under our defined contribution pension and 401(k) plans are dependent on the number of employees providing services throughout the year, their wage rates and, in the case of the 401(k) plan, whether employees elect to participate in the plan. Beginning with the 2011 plan year, we will discontinue making contributions to the defined contribution pension plan. We expect the contribution made in early 2011 for the 2010 plan year to be our last contribution under this plan.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We consider the estimates discussed below to be critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions could be material to our financial condition or results of operations.

Goodwill and Indefinite-Lived Assets

As of December 31, 2010, goodwill was comprised of the following:

(in thousands)
Acquisition of New England Business Service (NEBS) in June 2004	$472,082
Acquisition of Designer Checks in February 2000	77,970
Acquisition of Hostopia.com Inc. in August 2008	68,555
Acquisition of Custom Direct, Inc. in April 2010	66,269
Acquisition of Abacus America, Inc. in July 2009	24,225
Acquisition of the Johnson Group in October 2006	7,320
Acquisition of Direct Checks in December 1987	4,267
Acquisition of Logo Design Mojo in April 2008	1,363
Acquisition of MerchEngines.com in July 2009	1,140
Acquisition of Dots and Pixels, Inc. in July 2005	1,045
Acquisition of Cornerstone Customer Solutions in March 2010	897
Acquisition of All Trade Computer Forms, Inc. in February 2007	804
Goodwill	$725,937

Further information regarding acquisitions which occurred during the past three years can be found under the caption “Note 4: Acquisitions” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Goodwill and our indefinite-lived trade name are tested for impairment on an annual basis as of July 31, or more frequently if events or circumstances occur which could indicate impairment. We completed events-driven impairment analyses of goodwill and our indefinite-lived trade name during the first quarter of 2009 due to declines in our stock price coupled with the continuing negative impact of the economic downturn on our expected operating results, and during the fourth quarter of 2008 we completed events-driven impairment analyses of goodwill and our indefinite-lived trade names due to the continuing impact of the economic downturn on our expected operating results. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of our indefinite-lived trade name to determine whether events and circumstances continue to support an indefinite useful life. If we determine that this asset has a finite useful life, we would test the asset for impairment and then amortize the asset’s remaining carrying value over its estimated remaining useful life.

The estimate of fair value for the indefinite-lived trade name is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss is recognized. The annual impairment analysis completed during the third quarter of 2010 indicated that the estimated fair value of our indefinite-lived trade name was $24.1 million, compared to its carrying value of $19.1 million. In this analysis, we assumed a discount rate of 13.3% and a royalty rate of 2%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by $1.2 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by $6.0 million.

During the first quarter of 2009, we recorded an impairment charge of $4.9 million in our Small Business Services segment related to the indefinite-lived trade name, and during 2008, we recorded impairment charges of $9.6 million in our Small Business Services segment related to two indefinite-lived trade names. In addition to the impairment of indefinite-lived trade names, we also recorded an impairment charge of $0.4 million during 2008 related to an amortizable trade name due to a change in our branding strategy.

While completing the impairment analyses during the fourth quarter of 2008, we determined that because of the further deterioration in our expected operating results, one of the indefinite-lived trade names, the NEBS® trade name, no longer had an indefinite life. As such, we analyzed this trade name for impairment and began amortizing it over its estimated economic life of 20 years on the straight-line basis. Although the use of checks and forms is declining, revenues generated from our Small Business Services strategies have, and we expect will continue to, offset a portion of the decline in revenue and cash flows generated from the sale of checks and forms. As such, we believe that the sale of checks and forms, as well as the sale of additional products and services under the NEBS trade name, will generate sufficient cash flows to support our estimated 20-year economic life for this intangible asset. This asset is no longer subject to annual impairment testing, but will be tested for impairment, as necessary, in accordance with our policy on impairment of long-lived assets and amortizable intangibles, as outlined under the caption “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

A two-step approach is used in evaluating goodwill for impairment. First, we compare the fair value of the reporting unit to which the goodwill is assigned to the carrying amount of its net assets. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we project revenue for the next five years. We apply our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value is then applied to the projected cash flow stream. Future estimated cash flows are discounted to their present value to calculate fair value. The discount rate used is the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the fair value of our reporting units we are required to estimate a number of factors, including projected future operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units’ fair values is compared to our consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit’s net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of the goodwill, we measure the fair value of the reporting unit’s assets and liabilities, excluding goodwill. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill.

The annual impairment analysis completed during the third quarter of 2010 indicated that the calculated fair values of our reporting units’ net assets exceeded the carrying values of their net assets by amounts between $43 million and $546 million, or by amounts between 55% and 442% above the carrying values of their net assets. A 1% decrease in estimated future cash flows would decrease the estimated fair value of any of our reporting units by approximately 1%. Of the other key assumptions that impact estimated fair value, most reporting units have the greatest sensitivity to changes in the estimated discount rate. As of July 31, 2010, our discount rate could have increased more than eight percentage points before any of our reporting units would have failed step one of the goodwill impairment analysis.

Based on the events-driven impairment analysis completed during the first quarter of 2009, we recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units. If our stock price declines in the future for a sustained period or if we are required to significantly reduce our forecasted operating results because of a continuing downturn in economic conditions, it may be indicative of a further decline in our fair value and could require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name.

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

Tax laws require certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense, net of the expected tax benefit, in our statements of income. We must assess the likelihood that our deferred tax assets will be realized through future taxable income, and to the extent we believe that realization is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We had net deferred tax liabilities of $37.4 million as of December 31, 2010, including valuation allowances of $1.1 million. As of December 31, 2009, we had net deferred tax liabilities of $14.0 million, including valuation allowances of $0.9 million. The valuation allowances relate primarily to Canadian operating loss carryforwards which we do not expect to realize.

We are subject to tax audits in numerous domestic and foreign tax jurisdictions. Tax audits are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax return positions in the financial statements when they are “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total amount of unrecognized tax benefits as of December 31, 2010 was $6.5 million, excluding accrued interest and penalties. If the unrecognized tax benefits were recognized in our consolidated financial statements, $5.5 million would positively affect income tax expense and our related effective tax rate. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2010, we had accrued $1.4 million of interest and penalties, excluding the tax benefit of deductible interest. The statute of limitations for federal tax assessments for 2006 and prior years has closed, with the exception of 2000. Our federal income tax returns through 2007 have been audited by the IRS and our federal income tax returns for 2008, 2009 and 2010 remain subject to IRS examination. In general, income tax returns for the years 2006 through 2010 remain subject to examination by major state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

Changes in unrecognized tax benefits during the last three years can be found under the caption: “Note 9: Income tax provision” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $3.1 million to an increase of $0.7 million as we attempt to settle certain federal and state matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes may have on our effective tax rate or cash flows.

During 2010, we recorded income tax expense of $4.1 million to reduce our deferred tax asset related to our postretirement benefit plan. This expense resulted from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010, and requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. We anticipate we will recover this amount in 2011 and 2012 as we fund our postretirement benefit plan.

We reduced our income tax provision $3.5 million in 2009 and $2.4 million in 2008 for amendments to prior year tax returns claiming refunds primarily associated with federal and state tax credits and the funding of medical costs through our VEBA trust, as well as the related interest. Also during 2008, we reduced our income tax provision $1.2 million for the settlement of amounts due to us under a tax sharing agreement related to the spin-off of our eFunds business in 2000.

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

Our net postretirement benefit expense was $1.7 million for 2010, $7.2 million for 2009 and $4.8 million for 2008. Our business segments record postretirement benefit expense in cost of goods sold and SG&A expense, based on the composition of their workforces. Our postretirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, the expected health care cost trend rate and the average remaining life expectancy of plan participants. We analyze the assumptions used each year when we complete our actuarial valuation of the plan. The effects of changes to our assumptions are recognized immediately on the consolidated balance sheet, but are generally amortized into earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. If the assumptions utilized in determining our postretirement benefit expense and liability differ from actual events, our results of operations for future periods are impacted.

Discount rate – The discount rate is used to reflect the time value of money. It is the assumed rate at which future postretirement benefits could be effectively settled. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. In determining the discount rate, we utilize the Hewitt Top Quartile and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. The discount rate established at year-end for purposes of calculating our benefit obligation is also used in the calculation of the interest component of benefit expense for the following year. In measuring the accumulated postretirement benefit obligation as of December 31, 2010, we assumed a discount rate of 4.90%. A 0.25 point change in the discount rate would have a negligible impact on our annual postretirement benefit expense, and would increase or decrease our postretirement benefit obligation by approximately $3.0 million.

Expected long-term rate of return on plan assets – The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. In determining this rate, we utilize our historical returns and then adjust these returns for estimated inflation. Our inflation assumption is primarily based on historical inflation data. In measuring net postretirement benefit expense for 2010, we assumed an expected long-term rate of return on plan assets of 8.0%. A 0.25 point change in this assumption would increase or decrease our annual postretirement benefit expense by approximately $0.2 million.

Expected health care cost trend rate – The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. In measuring the accumulated postretirement benefit obligation as of December 31, 2010, our initial health care inflation rate for 2011 was assumed to be 7.75%. Our ultimate health care inflation rate was assumed to be 5.0% in 2017 and beyond. A one percentage point change in the health care inflation rate for each year would have the following effects:

(in thousands)	One-percentage- point increase	One-percentage-point decrease
Effect on total of service and interest cost	$107	$(103)
Effect on benefit obligation	2,178	(2,096)

Average remaining life expectancy of plan participants – In determining the average remaining life expectancy of plan participants, our actuaries use a mortality table which includes estimated death rates for each age. We use the RP-2000 Combined Healthy Participant Table projected to the measurement date with Scale AA in determining this assumption.

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

The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29.9 million increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributed to an increase in postretirement benefit expense of $2.4 million in 2009, as compared to 2008. The fair value of our plan assets recovered during 2009 and 2010, increasing $21.6 million during 2009 and $11.0 million during 2010. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during 2010 or 2009. Rather, we used cash provided by operating activities to make these payments.

Restructuring Accruals

Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. Cost management is one of our strategic objectives and we are continually seeking ways to lower our cost structure. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as on some occasions employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. We reversed previously recorded restructuring accruals of $2.8 million in 2010, $3.6 million in 2009 and $2.4 million in 2008, primarily as a result of fewer employees receiving severance benefits than originally estimated. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting pronouncements adopted during 2010 can be found under the caption: “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The disclosure required under this guidance regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements is effective for our quarterly report on Form 10-Q for the quarter ending March 31, 2011, if applicable to us at that time.

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

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. Known material risks are discussed in Item 1A of this report and are incorporated into this Item 7 of the report as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. During 2010, we used our credit facilities to fund working capital, acquisitions and debt service requirements. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2010, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing December 2012	$284,843	$284,728	3.76%
Long-term notes maturing October 2014	263,279	263,500	5.13%
Long-term notes maturing June 2015	200,000	203,750	7.38%
Amounts drawn on credit facility	7,000	7,000	5.25%
Total debt	$755,122	$758,978	5.20%

(1)
Based on quoted market prices as of December 31, 2010 for identical liabilities when traded as assets, with the exception of amounts drawn on our credit facility for which fair value equals carrying value due to its short-term nature.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the changes in fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not significant for 2010. The fair value of the interest rate swaps as of December 31, 2010 was $5.5 million and is included in other non-current assets on the consolidated balance sheet. Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $2.6 million change in interest expense for 2010.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Accounting Firm

To the Shareholders and Board of Directors of Deluxe Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 22, 2011

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$17,383	$12,789
Trade accounts receivable-net of allowances for uncollectible accounts	66,471	65,564
Inventories and supplies	21,660	22,122
Deferred income taxes	9,390	10,841
Funds held for customers	35,720	26,901
Other current assets	20,613	21,282
Total current assets	171,237	159,499
Long-Term Investments (including $2,283 and $2,231, respectively, of investments at fair value)	37,410	39,200
Property, Plant, and Equipment-net of accumulated depreciation	120,221	121,797
Assets Held for Sale	4,527	4,527
Intangibles-net of accumulated amortization	155,112	145,910
Goodwill	725,937	658,666
Other Non-Current Assets	94,247	81,611
Total assets	$1,308,691	$1,211,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60,478	$60,640
Accrued liabilities	144,034	156,408
Short-term debt	7,000	26,000
Total current liabilities	211,512	243,048
Long-Term Debt	748,122	742,753
Deferred Income Taxes	46,752	24,800
Other Non-Current Liabilities	76,107	83,399
Commitments and Contingencies (Notes 9, 13, 14 and 17)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2010 – 51,338; 2009 – 51,189)	51,338	51,189
Additional paid-in capital	62,915	58,071
Retained earnings	161,957	60,768
Accumulated other comprehensive loss	(50,012)	(52,818)
Total shareholders’ equity	226,198	117,210
Total liabilities and shareholders’ equity	$1,308,691	$1,211,210

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue	$1,402,237	$1,344,195	$1,468,662
Net restructuring charges	2,356	4,558	14,867
Other cost of goods sold	486,063	500,224	551,646
Total cost of goods sold	488,419	504,782	566,513
Gross Profit	913,818	839,413	902,149

Selling, general and administrative expense	624,303	616,496	670,991
Net restructuring charges	7,971	7,428	13,400
Asset impairment charges	—	24,900	9,942
Net gain on sale of facility	—	—	(1,418)
Operating Income	281,544	190,589	209,234

Gain on early debt extinguishment	—	9,834	—
Interest expense	(44,165)	(46,280)	(50,421)
Other (expense) income	(1,430)	878	1,363
Income Before Income Taxes	235,949	155,021	160,176

Income tax provision	82,554	55,656	54,304
Income From Continuing Operations	153,395	99,365	105,872

Net Loss From Discontinued Operations	(771)	—	(4,238)
Net Income	$152,624	$99,365	$101,634

Basic Earnings (Loss) Per Share:
Income from continuing operations	$2.98	$1.94	$2.06
Net loss from discontinued operations	(0.02)	—	(0.08)
Basic earnings per share	2.97	1.94	1.97

Diluted Earnings (Loss) Per Share:
Income from continuing operations	$2.97	$1.94	$2.05
Net loss from discontinued operations	(0.01)	—	(0.08)
Diluted earnings per share	2.96	1.94	1.97

Cash Dividends Per Share	$1.00	$1.00	$1.00

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Net Income	$152,624	$99,365	$101,634

Other Comprehensive Income:
Reclassification of loss on derivative instruments from other comprehensive income to net income, net of tax	1,319	1,657	1,383

Pension and postretirement benefit plans, net of tax:
Net actuarial (loss) gain arising during the period	(1,376)	2,190	(25,540)
Reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	(2,327)	(2,368)	(2,447)
Amortization of net actuarial loss	3,361	5,989	5,943

Unrealized holding gains on securities arising during the year, net of tax	13	—	—

Unrealized foreign currency translation adjustment	1,816	4,668	(5,247)
Other Comprehensive Income (Loss)	2,806	12,136	(25,908)
Comprehensive Income	$155,430	$111,501	$75,726

Related Tax (Expense) Benefit of Other Comprehensive Income Included in Above Amounts:
Reclassification of loss on derivative instruments from other comprehensive income to net income	$(770)	$(967)	$(837)

Pension and postretirement benefit plans:
Net actuarial (loss) gain arising during the period	837	(1,348)	15,757
Reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	1,416	1,447	1,512
Amortization of net actuarial loss	(2,045)	(3,584)	(3,666)

Unrealized holding gains on securities arising during the year	(6)	—	—

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common shares par value(1)	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
Balance at December 31, 2007	$51,887	$65,796	$(37,530)	$(39,046)	$41,107
Net income	—	—	101,634	—	101,634
Cash dividends	—	—	(51,422)	—	(51,422)
Common shares issued	380	2,542	—	—	2,922
Tax impact of share-based awards	—	(2,468)	—	—	(2,468)
Common shares repurchased	(1,054)	(20,793)	—	—	(21,847)
Other common shares retired	(82)	(1,639)	—	—	(1,721)
Fair value of share-based compensation	—	10,769	—	—	10,769
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	(22,044)	(22,044)
Amortization of loss on derivatives, net of tax	—	—	—	1,383	1,383
Currency translation adjustment	—	—	—	(5,247)	(5,247)
Balance at December 31, 2008	51,131	54,207	12,682	(64,954)	53,066
Net income	—	—	99,365	—	99,365
Cash dividends	—	—	(51,279)	—	(51,279)
Common shares issued	237	1,735	—	—	1,972
Tax impact of share-based awards	—	(2,591)	—	—	(2,591)
Common shares repurchased	(120)	(1,199)	—	—	(1,319)
Other common shares retired	(59)	(608)	—	—	(667)
Fair value of share-based compensation	—	6,527	—	—	6,527
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	5,811	5,811
Amortization of loss on derivatives, net of tax	—	—	—	1,657	1,657
Currency translation adjustment	—	—	—	4,668	4,668
Balance at December 31, 2009	51,189	58,071	60,768	(52,818)	117,210
Net income	—	—	152,624	—	152,624
Cash dividends	—	—	(51,435)	—	(51,435)
Common shares issued	408	4,189	—	—	4,597
Tax impact of share-based awards	—	(677)	—	—	(677)
Common shares repurchased	(167)	(2,832)	—	—	(2,999)
Other common shares retired	(94)	(1,716)	—	—	(1,810)
Fair value of share-based compensation	2	5,880	—	—	5,882
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	(342)	(342)
Amortization of loss on derivatives, net of tax	—	—	—	1,319	1,319
Net unrealized gain on marketable securities, net of tax	—	—	—	13	13
Currency translation adjustment	—	—	—	1,816	1,816
Balance at December 31, 2010	$51,338	$62,915	$161,957	$(50,012)	$226,198

(1) As the par value of our common shares is $1.00 per share, the number of shares associated with the transactions presented here is equivalent to the related par value.  See Note 15 for share information.

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Year Ended December 31,
		2010	2009	2008
Cash Flows From Operating Activities:
Net income		$152,624	$99,365	$101,634
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations		771	—	4,238
Depreciation		20,946	22,463	21,881
Amortization of intangibles		52,969	45,302	42,079
Asset impairment charges		—	24,900	9,942
Amortization of contract acquisition costs		19,745	24,550	26,618
Deferred income taxes		20,362	12,039	(790)
Employee share-based compensation expense		6,150	6,663	9,683
Gain on early debt extinguishment		—	(9,834)	—
Other non-cash items, net		12,802	15,111	21,912
Changes in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade accounts receivable		(3,962)	(1,481)	10,578
Inventories and supplies		(470)	2,793	321
Other current assets		1,864	(2,109)	(1,807)
Non-current assets		928	5,403	5,404
Accounts payable		(5,193)	1,868	(9,768)
Contract acquisition payments		(22,087)	(29,250)	(9,008)
Other accrued and non-current liabilities		(44,834)	(11,345)	(34,430)
Net cash provided by operating activities of continuing operations		212,615	206,438	198,487

Cash Flows From Investing Activities:
Purchases of capital assets		(43,932)	(44,266)	(31,865)
Payments for acquisitions, net of cash acquired		(98,621)	(30,825)	(104,879)
Purchases of customer lists		(265)	(1,639)	(3,637)
Purchases of marketable securities		(14)	(4,581)	—
Proceeds from sales of marketable securities		1,970	914	—
Proceeds from life insurance policies		6,143	—	—
Proceeds from sale of facility		—	—	4,181
Other		(1,451)	(1,391)	427
Net cash used by investing activities of continuing operations		(136,170)	(81,788)	(135,773)

Cash Flows From Financing Activities:
Net (payments) proceeds from short-term debt		(19,000)	(52,000)	10,800
Payments on long-term debt		—	(22,627)	(1,755)
Payments for debt issue costs, credit facility		(2,361)	—	—
Change in book overdrafts		(693)	(3,360)	(6,370)
Proceeds from issuing shares under employee plans		3,267	1,972	2,801
Excess tax benefit from share-based employee awards		680	68	112
Payments for common shares repurchased		(2,999)	(1,319)	(21,847)
Cash dividends paid to shareholders		(51,435)	(51,279)	(51,422)
Net cash used by financing activities of continuing operations		(72,541)	(128,545)	(67,681)

Effect Of Exchange Rate Change On Cash		690	1,594	(2,053)
Cash (Used) Provided By Operating Activities Of Discontinued Operations		—	(470)	995
Cash Used By Investing Activities Of Discontinued Operations		—	(30)	—

Net Change In Cash And Cash Equivalents		4,594	(2,801)	(6,025)
Cash And Cash Equivalents:	Beginning Of Year	12,789	15,590	21,615
	End Of Year	$17,383	$12,789	$15,590

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant accounting policies

Consolidation – The consolidated financial statements include the accounts of Deluxe Corporation and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated.

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

Foreign currency translation – The financial statements of our foreign subsidiaries are measured in the respective subsidiaries’ functional currencies, primarily Canadian dollars, and are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the year. The resulting translation gains and losses are reflected in accumulated other comprehensive loss in the shareholders’ equity section of our consolidated balance sheets. Foreign currency transaction gains and losses are recorded in other (expense) income in our consolidated statements of income.

Cash and cash equivalents – We consider all cash on hand and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As a result of our cash management system, checks issued by us but not presented to the banks for payment may create negative book cash balances. These book overdrafts are included in accounts payable and totaled $3.0 million as of December 31, 2010 and $3.7 million as of December 31, 2009.

Marketable securities – Marketable securities consist of investments in mutual funds. They are classified as available for sale and are carried at fair value on the consolidated balance sheets. Because of the short term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method.

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

Inventories and supplies – Inventories and supplies are stated at the lower of average cost or market. Average cost approximates cost calculated on a first-in, first-out basis. Supplies consist of items not used directly in the production of goods, such as maintenance and janitorial supplies utilized in the production area.

Funds held for customers – Our Canadian payroll services business collects funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients’ employees and the appropriate taxing authorities. These funds, consisting of cash and mutual fund investments, are reported as funds held for customers in our consolidated balance sheets. The corresponding liability for these obligations is included in accrued liabilities in our consolidated balance sheets. The mutual fund investments are carried at fair value, with unrealized gains and losses included in other comprehensive loss in our consolidated balance sheet. Realized gains and losses are included in revenue in our consolidated statements of income and were not significant for 2010 or 2009. Funds held for customers did not include mutual fund investments during 2008.

Long-term investments – Long-term investments consist primarily of cash surrender values of life insurance contracts. Additionally, long-term investments include an investment in domestic mutual funds with a fair value of $2.3 million as of December 31, 2010 and $2.2 million as of December 31, 2009. We have elected to account for this investment under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. Realized and unrealized gains and losses, as well as dividends earned by the investment, are included in SG&A expense in the consolidated statements of income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of income. The cost of securities sold is determined using the average cost method.

Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are stated at historical cost. Buildings have been assigned 40-year lives and machinery and equipment are generally assigned lives ranging from one to 11 years, with a weighted-average life of 7.9 years as of December 31, 2010. Buildings, machinery and equipment are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Gains or losses resulting from the disposition of property, plant and equipment are included in SG&A expense in the consolidated statements of income, with the exception of building sales. Such gains and losses are reported separately in the consolidated statements of income.

Intangibles – Intangible assets are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from one to 20 years, with a weighted-average life of 6.2 years as of December 31, 2010. Customer lists and distributor contracts are amortized using accelerated methods. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events and circumstances warrant a revision to the remaining period of amortization. If our estimate of an asset’s remaining useful life is revised, the remaining carrying amount of the asset is amortized prospectively over the revised remaining useful life. As of December 31, 2010, one of our trade name assets was assigned an indefinite life. As such, this asset is not amortized, but is subject to impairment testing on at least an annual basis. Gains or losses resulting from the disposition of intangibles are included in SG&A expense in the consolidated statements of income.

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

Impairment of non-amortizable intangibles and goodwill – We evaluate the carrying value of non-amortizable intangibles and goodwill on July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) an adverse change in market conditions which are indicative of a decline in the fair value of the assets.

When evaluating whether our indefinite-lived trade name is impaired, we compare the carrying amount of the asset to its estimated fair value. The estimate of fair value is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. Should the estimated fair value be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss is calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The impairment analyses completed during 2009 and 2008 indicated impairment of trade names in our Small Business Services segment. See Note 7 for further information regarding these impairment charges and Note 17 for related information regarding market risks. The impairment analysis completed during 2010 indicated no impairment of our indefinite-lived trade name. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of our indefinite-lived asset to determine whether events and circumstances continue to support an indefinite useful life. If we were to determine that the asset has a finite useful life, we would test the asset for impairment and then amortize the asset’s remaining carrying value over its estimated remaining useful life.

A two-step approach is used in evaluating goodwill for impairment. First, we compare the fair value of the reporting unit to which the goodwill is assigned to the carrying amount of its net assets. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we project revenue for the next five years. We apply our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value is then applied to the projected cash flow stream. Future estimated cash flows are discounted to their present value to calculate fair value. The discount rate used is the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the fair value of our reporting units we are required to estimate a number of factors, including projected future operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units’ fair values is compared to our consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit’s net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of the goodwill, we measure the fair value of the reporting unit’s assets and liabilities, excluding goodwill. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill. We recorded a goodwill impairment charge during the first quarter of 2009. See Note 7 for further information. The impairment analyses completed during 2010 and 2008 indicated no goodwill impairment. See Note 17 for related information regarding market risks.

Contract acquisition costs – We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs, which are essentially pre-paid product discounts, consist of cash payments or accruals related to amounts owed to financial institution clients by our Financial Services segment. Contract acquisition costs are generally amortized as reductions of revenue on the straight-line basis over the related contract term. Currently, these amounts are being amortized over periods ranging from one to 10 years, with a weighted-average life of 6.3 years as of December 31, 2010. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Should a financial institution cancel a contract prior to the agreement's termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets. See Note 17 for related information regarding market risks.

Advertising costs – Deferred advertising costs include materials, printing, labor and postage costs related to direct response advertising programs of our Direct Checks and Small Business Services segments. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, especially with regard to check re-orders which can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting our results of operations during the period in which the change occurred and in subsequent periods. Within our Direct Checks segment, approximately 84% of the costs of individual advertisements is expensed within six months of the advertisement. The majority of the deferred advertising costs of our Small Business Services segment are fully amortized within six months of the advertisement. Deferred advertising costs are included in other non-current assets in the consolidated balance sheets, as portions are amortized over periods in excess of one year.

Non-direct response advertising projects are expensed the first time the advertising takes place. Catalogs provided to financial institution clients of our Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense for continuing operations was $93.5 million in 2010, $83.1 million in 2009 and $110.5 million in 2008.

Restructuring charges – Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as on some occasions employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. Restructuring accruals are included in accrued liabilities and other non-current liabilities in our consolidated balance sheets. In addition to severance benefits, we also typically incur other costs related to restructuring activities including, but not limited to, employee and equipment moves, training and travel. These costs are expensed as incurred.

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

We are subject to tax audits in numerous domestic and foreign tax jurisdictions. Tax audits are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service and other tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax return positions in the financial statements when they are “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. Accrued interest and penalties related to uncertain tax positions is included in our provision for income taxes in the consolidated statements of income.

Derivative financial instruments – Information regarding our derivative financial instruments is included in Note 6. We do not use derivative financial instruments for speculative or trading purposes. All derivative transactions must be linked to an existing balance sheet item or firm commitment, and the notional amount cannot exceed the value of the exposure being hedged.

We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically either in income or in shareholders’ equity as a component of accumulated other comprehensive loss, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge and whether the hedge is effective. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portion of the change in the fair value of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive loss, net of tax. We present amounts used to settle cash flow hedges as financing activities in our consolidated statements of cash flows. Changes in fair values of derivatives not qualifying as hedges and the ineffective portion of hedges are reported in income.

Revenue recognition – We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Our services, which account for the remainder of our revenue, consist primarily of web hosting and applications services, fraud prevention and payroll services. We recognize these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting and applications services are deferred and recognized as revenue on the straight-line basis over the term of the customer relationship. Deferred revenue is included in accrued liabilities in our consolidated balance sheets.

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

Revenue is presented in the consolidated statements of income net of rebates, discounts, amortization of contract acquisition costs and sales tax. We enter into contractual agreements with financial institution clients for rebates on certain products we sell. We record these amounts as reductions of revenue in the consolidated statements of income and as accrued liabilities in the consolidated balance sheets when the related revenue is recorded. At times we may also sell products at discounted prices or provide free products to customers when they purchase a specified product. Discounts are recorded as reductions of revenue when the related revenue is recorded. The cost of free products is recorded as cost of goods sold when the revenue for the related order is recorded. Reported revenue for our Financial Services segment does not reflect the full retail price paid by end-consumers to their financial institutions. Revenue reflects the amounts paid to us by our financial institution clients.

Employee share-based compensation – Our share-based compensation consists of non-qualified stock options, restricted stock units, restricted stock and an employee stock purchase plan. The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model. The related compensation expense is recognized on the straight-line basis, net of estimated forfeitures, over the option’s vesting period. The fair value of restricted stock and a portion of our restricted stock unit awards is measured on the grant date based on the market value of our common stock. The related compensation expense, net of estimated forfeitures, is recognized over the applicable service period. Certain of our restricted stock unit awards may be settled in cash if an employee voluntarily chooses to leave the company. These awards are included in accrued liabilities in the consolidated balance sheets and are re-measured at fair value as of each balance sheet date. Compensation expense resulting from the 15% discount provided under our employee stock purchase plan is recognized over the six-month purchase period.

Earnings per share – Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted-average number of common shares outstanding during the year, adjusted to give effect to potential common shares such as stock options and shares to be issued under our employee stock purchase plan. When determining the denominator for the diluted earnings per share calculation under the treasury stock method, we exclude from assumed proceeds the impact of pro forma deferred tax assets. We calculate earnings per share using the two-class method as we have unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.

Comprehensive income – Comprehensive income includes charges and credits to shareholders’ equity that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, gains and losses on derivative instruments, changes in the funded status and amortization of amounts related to our pension and postretirement benefit plans, unrealized gains and losses on available-for-sale marketable securities, and foreign currency translation adjustments. The items of comprehensive income, with the exception of net income, are included in accumulated other comprehensive loss in our consolidated balance sheets and statements of shareholders’ equity.

Recently adopted accounting pronouncements – In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures and clarifies some existing disclosure requirements regarding fair value measurements. The disclosures required under this guidance are included in Note 7, with the exception of disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures, if applicable to us, will be effective for our quarterly report on Form 10-Q for the quarter ending March 31, 2011.

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

Note 2: Supplementary balance sheet and cash flow information

Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31:

(in thousands)	2010	2009
Trade accounts receivable	$70,601	$70,555
Allowances for uncollectible accounts	(4,130)	(4,991)
Trade accounts receivable – net	$66,471	$65,564

Changes in the allowances for uncollectible accounts were as follows:

(in thousands)	2010	2009	2008
Balance, beginning of year	$4,991	$5,930	$6,877
Bad debt expense	4,686	5,842	7,756
Write-offs, net of recoveries	(5,547)	(6,781)	(8,703)
Balance, end of year	$4,130	$4,991	$5,930

Inventories and supplies – Inventories and supplies were comprised of the following at December 31:

(in thousands)	2010	2009
Raw materials	$4,879	$4,048
Semi-finished goods	8,393	8,750
Finished goods	5,083	5,602
Total inventories	18,355	18,400
Supplies, primarily production	3,305	3,722
Inventories and supplies	$21,660	$22,122

Marketable securities – Available-for-sale marketable securities included within funds held for customers and other current assets were comprised of the following:

	December 31, 2010
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate investments:
Money market securities	$2,029	$—	$—	$2,029
Funds held for customers:(1)
Money market securities	5,078	—	—	5,078
Canadian and provincial government securities	5,148	23	—	5,171
Marketable securities – funds held for customers	10,226	23	—	10,249
Total marketable securities	$12,255	$23	$—	$12,278

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2010, also included cash and cash equivalents of $25,471.

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

Proceeds from sales of available for sale marketable securities were $2.0 million in 2010 and $0.9 million in 2009. We did not hold marketable securities during 2008. For the investments in money market securities, cost equals fair value due to the short-term duration of the underlying instruments. As such, no realized gains or losses were recognized on sales of these securities. Realized gains and losses on the Canadian and provincial government securities were not significant during 2010. Unrealized gains and losses on these securities are reflected within other comprehensive loss on the consolidated balance sheet as of December 31, 2010.

Expected maturities of available-for-sale securities as of December 31, 2010 were as follows:

(in thousands)	Fair value
Due in one year or less	$7,225
Due in one to three years	727
Due in three to five years	1,260
Due after five years	3,066
Total marketable securities	$12,278

Further information regarding the fair value of marketable securities can be found in Note 7: Fair value measurements.

Property, plant and equipment – Property, plant and equipment was comprised of the following at December 31:

(in thousands)	2010	2009
Land and land improvements	$33,981	$33,917
Buildings and building improvements	120,672	120,222
Machinery and equipment	303,987	303,073
Total	458,640	457,212
Accumulated depreciation	(338,419)	(335,415)
Property, plant and equipment – net	$120,221	$121,797

Intangibles – Intangibles were comprised of the following at December 31:

	2010			2009
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	378,269	(314,267)	64,002	341,822	(285,181)	56,641
Customer lists/ relationships	72,292	(43,660)	28,632	55,745	(25,777)	29,968
Distributor contracts	30,900	(26,396)	4,504	30,900	(24,594)	6,306
Trade names	59,361	(22,009)	37,352	51,861	(20,375)	31,486
Other	8,602	(7,080)	1,522	8,683	(6,274)	2,409
Amortizable intangibles	549,424	(413,412)	136,012	489,011	(362,201)	126,810
Intangibles	$568,524	$(413,412)	$155,112	$508,111	$(362,201)	$145,910

As of December 31, 2010, we held a distributor contract asset which was recorded in conjunction with the acquisition of New England Business Service, Inc. (NEBS) in June 2004. This asset had a carrying value of $4.5 million as of December 31, 2010 and $6.3 million as of December 31, 2009 and is being amortized over nine years. In general, the distributor contracts have an initial five-year term and may be renewed for successive five-year periods upon mutual agreement of both parties. At the time the fair value of the contracts was determined, an annual 90% contract retention rate was assumed based on historical experience. As of December 31, 2010, the average period remaining to the next contract renewal for our recognized distributor contracts was 2.5 years. Costs related to renewing or extending these contracts are not material and are expensed as incurred. We had no other intangible assets as of December 31, 2010 or 2009 which have legal, regulatory or contractual provisions that potentially limit our use of the asset.

Total amortization of intangibles was $53.0 million in 2010, $45.3 million in 2009 and $42.1 million in 2008. Of these amounts, amortization of internal-use software was $29.1 million in 2010, $25.2 million in 2009 and $17.5 million in 2008. Based on the intangibles in service as of December 31, 2010, estimated amortization expense for each of the next five years ending December 31 is as follows:

(in thousands)
2011	$36,675
2012	22,898
2013	12,695
2014	8,004
2015	5,136

We acquire internal-use software in the normal course of business. In conjunction with acquisitions (see Note 4), we also acquired certain other amortizable intangible assets. The following intangible assets were acquired during the years indicated:

	2010		2009		2008
(in thousands)	Amount	Weighted-average amortization period	Amount	Weighted-average amortization period	Amount	Weighted-average amortization period
Internal-use software	$36,442	4 years	$24,911	3 years	$39,418	3 years
Customer lists/ relationships	16,690	1 year	13,943	7 years	19,292	11 years
Trade names	9,100	10 years	900	10 years	1,016	9 years
Other	—	—	—	—	900	3 years
Acquired intangibles	$62,232	4 years	$39,754	5 years	$60,626	6 years

Goodwill – Information regarding the acquisitions completed during the past three years can be found in Note 4. As of December 31, 2010, goodwill was comprised of the following:

(in thousands)
Acquisition of NEBS in June 2004	$472,082
Acquisition of Designer Checks in February 2000(1)	77,970
Acquisition of Hostopia.com Inc. in August 2008	68,555
Acquisition of Custom Direct, Inc. in April 2010	66,269
Acquisition of Abacus America, Inc. in July 2009	24,225
Acquisition of the Johnson Group in October 2006(1)	7,320
Acquisition of Direct Checks in December 1987	4,267
Acquisition of Logo Design Mojo in April 2008(1)	1,363
Acquisition of MerchEngines.com in July 2009(1)	1,140
Acquisition of Dots and Pixels, Inc. in July 2005	1,045
Acquisition of Cornerstone Customer Solutions in March 2010(1)	897
Acquisition of All Trade Computer Forms, Inc. in February 2007	804
Goodwill	$725,937

(1) This goodwill is deductible for income tax purposes.

Changes in goodwill by reportable segment and in total were as follows:
(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2008	$570,807	$—	$82,237	$653,044
Impairment charge (see Note 7)	(20,000)	—	—	(20,000)
Acquisition of Abacus America, Inc. (see Note 4)	24,225	—	—	24,225
Acquisition of MerchEngines.com (see Note 4)	1,140	—	—	1,140
Currency translation adjustment	257	—	—	257
Balance, December 31, 2009:
Goodwill	596,429	—	82,237	678,666
Accumulated impairment charges	(20,000)	—	—	(20,000)
	576,429	—	82,237	658,666
Acquisition of Custom Direct, Inc. (see Note 4)	—	—	66,269	66,269
Acquisition of Cornerstone Customer Solutions, LLC (see Note 4)	—	897	—	897
Currency translation adjustment	105	—	—	105
Balance, December 31, 2010:
Goodwill	596,534	897	148,506	745,937
Accumulated impairment charges	(20,000)	—	—	(20,000)
	$576,534	$897	$148,506	$725,937

Other non-current assets – Other non-current assets as of December 31 were comprised of the following:

(in thousands)	2010	2009
Contract acquisition costs	$57,476	$45,701
Deferred advertising costs	15,832	14,455
Other	20,939	21,455
Other non-current assets	$94,247	$81,611

See Note 17 for a discussion of market risks related to contract acquisition costs. Changes in contract acquisition costs were as follows:

(in thousands)	2010	2009	2008
Balance, beginning of year	$45,701	$37,706	$55,516
Additions(1)	31,520	32,545	8,808
Amortization	(19,745)	(24,550)	(26,618)
Balance, end of year	$57,476	$45,701	$37,706

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $22,087 in 2010, $29,250 in 2009 and $9,008 in 2008.

Accrued liabilities – Accrued liabilities as of December 31 were comprised of the following:

(in thousands)	2010	2009
Funds held for customers	$35,475	$26,901
Employee profit sharing/cash bonus and pension	34,109	36,594
Customer rebates	19,201	21,861
Contract acquisition costs due within one year	8,550	2,795
Deferred revenue	6,875	23,720
Restructuring due within one year (see Note 8)	6,435	11,151
Wages, including vacation	5,898	5,272
Interest	5,227	5,227
Other	22,264	22,887
Accrued liabilities	$144,034	$156,408

Deferred revenue as of December 31, 2010 decreased $16.8 million from December 31, 2009 due primarily to the recognition of revenue related to a contract settlement executed in the fourth quarter of 2009. The revenue from the contract settlement was recognized over the contract’s remaining service period of six months. The remaining deferred revenue as of December 31, 2010 relates primarily to web hosting service contracts.

Supplemental cash flow disclosures – Cash payments for interest and income taxes were as follows for the years ended December 31:

(in thousands)	2010	2009	2008
Interest paid	$44,054	$43,513	$50,441
Income taxes paid	70,246	56,060	59,997

Note 3: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

(in thousands, except per share amounts)	2010	2009	2008
Earnings per share – basic:
Income from continuing operations	$153,395	$99,365	$105,872
Income allocated to participating securities	(804)	(751)	(1,231)
Income available to common shareholders	152,591	98,614	104,641

Weighted-average shares outstanding	51,123	50,837	50,905
Earnings per share – basic	$2.98	$1.94	$2.06

Earnings per share – diluted:
Income from continuing operations	$153,395	$99,365	$105,872
Income allocated to participating securities	(802)	(751)	(1,231)
Re-measurement of share-based awards classified as liabilities	79	(18)	(362)
Income available to common shareholders	$152,672	$98,596	$104,279

Weighted-average shares outstanding	51,123	50,837	50,905
Dilutive impact of options and employee stock purchase plan	202	88	15
Weighted-average shares and potential dilutive shares outstanding	51,325	50,925	50,920

Earnings per share – diluted	$2.97	$1.94	$2.05

Antidilutive options excluded from calculation	2,324	2,128	3,105

Earnings per share amounts for continuing operations, discontinued operations and net income, as presented on the consolidated statements of income, are calculated individually and may not sum due to rounding differences.

Note 4: Acquisitions

2010 acquisitions – During April 2010, we acquired all of the outstanding stock of Custom Direct, Inc. (Custom Direct), a provider of direct-to-consumer checks, in a cash transaction for $97.9 million, net of cash acquired. We funded the acquisition with our credit facility. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $66.3 million. We believe this acquisition resulted in the recognition of goodwill as we expect Custom Direct to contribute to our strategy of optimizing cash flows in our Direct Checks segment. Transaction costs related to this acquisition were expensed as incurred and were not significant to our 2010 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Direct Checks segment.

The following illustrates our allocation of the Custom Direct purchase price to the assets acquired and liabilities assumed:

(in thousands)
Cash and cash equivalents	$24
Other current assets	11,249
Intangibles	36,487
Goodwill	66,269
Other non-current assets	5,082
Current liabilities	(8,686)
Non-current liabilities	(12,480)
Total purchase price	97,945
Less: cash acquired	(24)
Purchase price, net of cash acquired	$97,921

Acquired intangible assets included a customer list valued at $15.0 million with a useful life of 1.3 years, internal-use software valued at $12.6 million with a weighted-average useful life of 4.7 years, and trade names valued at $8.9 million with a useful life of 10 years. The software and the trade name are being amortized using the straight-line method, while the customer list is being amortized using an accelerated method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7.

During March 2010, we purchased substantially all of the assets of Cornerstone Customer Solutions, LLC (CCS) in a cash transaction for $0.7 million. CCS is a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $0.9 million. We believe this acquisition resulted in the recognition of goodwill as we are offering these strategic and tactical marketing solutions to our financial institution clients. Transaction costs related to this acquisition were expensed as incurred and were not significant to our 2010 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Financial Services segment.

2009 acquisitions – During July 2009, we purchased all of the common stock of Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings Inc. and a web hosting and internet services provider, in a cash transaction for $27.6 million, net of cash acquired. We acquired this company for its large number of small business subscribers of shared web hosting, hosted e-commerce stores, managed e-mail services, domain name registration and a variety of website management applications. We funded the acquisition with our existing credit facility. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $24.2 million. We believe this acquisition resulted in the recognition of goodwill as we expanded our customer base and expected to provide the acquired customers upgraded offerings and enhanced web services. The net assets acquired consisted principally of customer relationships with an estimated fair value of $11.9 million and a liability for deferred revenue of $7.3 million. The customer relationship asset is being amortized over seven years using an accelerated method. Further information regarding the calculation of the estimated fair values of the customer relationship asset and the liability for deferred revenue can be found in Note 7. The results of this business were included in our Small Business Services segment from its acquisition date.

Also during July 2009, we purchased substantially all of the assets of MerchEngines.com, a search engine marketing firm, in a cash transaction for $3.2 million, net of cash acquired. MerchEngines.com provides ad agencies, traditional media companies, online publishers and local aggregators a hosted and fully managed search engine marketing solution. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $1.1 million. We believe this acquisition resulted in the recognition of goodwill as it increased the product offerings we provide to our small business customers. The results of this business were included in our Small Business Services segment from its acquisition date.

2008 acquisitions – In August 2008, we acquired all of the common shares of Hostopia.com Inc. (Hostopia) in a cash transaction for $99.4 million, net of cash acquired. We utilized availability under our existing lines of credit to fund the acquisition. Hostopia is a provider of web services that enable small businesses to establish and maintain an internet presence. It also provides email marketing, fax-to-email, mobility synchronization and other services. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in goodwill of $68.6 million. We believe this acquisition resulted in the recognition of goodwill as Hostopia provides a unified, scaleable services delivery technology platform which we are utilizing as we strive to obtain a greater portion of our revenue from business services.

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

Acquired intangible assets included internal-use software valued at $17.9 million with a weighted-average useful life of 3.7 years, customer lists/relationships valued at $16.2 million with a useful life of 12 years and a trade name valued at $0.9 million with a useful life of 10 years. The software and trade name assets are being amortized using the straight-line method, while the customer lists/relationships are being amortized using an accelerated method. Further information regarding the calculation of the estimated fair values of the internal-use software and the customer lists/relationships can be found in Note 7.

We also acquired the assets of PartnerUp, Inc. (PartnerUp), Logo Design Mojo, Inc. (Logo Mojo) and Yoffi Digital Press (Yoffi) during 2008 for an aggregate cash amount of $5.5 million. PartnerUp is an online community that is designed to connect small businesses and entrepreneurs with resources and contacts to build their businesses. Logo Mojo is a Canadian-based online logo design firm and Yoffi is a commercial digital printer specializing in custom marketing material. The results of all three businesses were included in Small Business Services from their acquisition dates. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $1.4 million related to the Logo Mojo acquisition. We believe this acquisition resulted in goodwill primarily due to Logo Mojo’s web-based workflow which we expected to incorporate into our processes and which increased our product offerings for small businesses. The assets acquired consisted primarily of internal-use software which is being amortized on the straight-line basis over 3 years.

As our acquisitions were immaterial to our operating results both individually and in the aggregate in the year of the transactions, pro forma results of operations are not provided.

Note 5: Discontinued operations and assets held for sale

Discontinued operations – Discontinued operations consisted of our retail packaging and signage business, which we sold in January 2009. We evaluate our businesses and product lines periodically for strategic fit within our operations. In December 2008, we determined that this non-strategic business met the criteria to be classified as discontinued operations in our consolidated financial statements. Based on the estimated fair value of this business, we reduced the carrying value of its long-lived assets and inventories and recorded a pre-tax charge of $3.4 million, which was included in net loss from discontinued operations in our 2008 consolidated statement of income. On January 31, 2009, we completed the sale of this business for gross cash proceeds of $0.3 million plus a note receivable. The loss on disposal recorded in 2010 relates to the finalization of purchase consideration.

Revenue and income from discontinued operations were as follows:

(in thousands)	2010	2009	2008
Revenue	$—	$816	$14,378

Loss from operations	$—	$(155)	$(3,031)
(Loss) gain on disposal	(1,244)	155	(3,416)
Income tax benefit	473	—	2,209
Net loss from discontinued operations	$(771)	$—	$(4,238)

Assets held for sale – Assets held for sale as of December 31, 2010 consisted of our facility located in Thorofare, New Jersey, which was closed in April 2009, and our facility located in Greensboro, North Carolina, which was closed in July 2009. Both facilities previously housed manufacturing operations, while the Thorofare location also housed a customer call center. The Greensboro facility was sold in January 2011 for net cash proceeds of $0.7 million, realizing a pre-tax gain of $0.1 million. We are actively marketing the Thorofare property and expect its selling price to exceed its carrying value.

During 2008, we completed the sale of our Flagstaff, Arizona facility, which was closed in August 2008. Proceeds from the sale were $4.2 million, resulting in a pre-tax gain of $1.4 million.

Note 6: Derivative financial instruments

In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not significant in 2010 or 2009. The fair value of the interest rate swaps as of December 31, 2010 was an asset of $5.5 million, which is included in other non-current assets on the consolidated balance sheet. As of December 31, 2009, the fair value of the interest rate swaps was a liability of $0.2 million, which is included in other non-current liabilities on the consolidated balance sheet. See Note 7 for further information regarding the fair value of these instruments.

During 2004, we entered into $225.0 million of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the debt we issued in October 2004 (see Note 13). The termination of the lock agreements in 2004 yielded a deferred pre-tax loss of $17.9 million. During 2002, we entered into two forward rate lock agreements to effectively hedge the annual interest rate on $150.0 million of the $300.0 million notes issued in December 2002 (see Note 13). The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4.0 million. These losses are reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and are being reclassified ratably to our statements of income as increases to interest expense over the term of the related debt. We expect to recognize $2.1 million of the deferred pre-tax losses in interest expense during 2011.

Note 7: Fair value measurements

2010 asset impairment analyses – We evaluate the carrying value of our indefinite-lived trade name and goodwill as of July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Our policy on impairment of non-amortizable intangibles and goodwill in Note 1 explains our methodology for assessing impairment of these assets. During the quarter ended September 30, 2010, we completed our annual impairment analyses. The calculated fair value of the indefinite-lived trade name was estimated to be $24.1 million as of the measurement date, compared to its carrying value of $19.1 million. In our analysis of goodwill, the estimated fair value of each reporting unit as of the measurement date exceeded its carrying amount. As such, no impairment charges were recorded as a result of our 2010 annual impairment analyses. See further information regarding our impairment analyses in Note 17.

2009 asset impairment analyses – During the quarter ended March 31, 2009, we experienced continued declines in our stock price, as well as a continuing negative impact of the economic downturn on our expected operating results. Based on these indicators of potential impairment, we completed impairment analyses of our indefinite-lived trade name and goodwill as of March 31, 2009. We recorded non-cash asset impairment charges in our Small Business Services segment of $4.9 million related to our indefinite-lived trade name and $20.0 million related to goodwill during the quarter ended March 31, 2009.

 Significant intangible assets of the reporting unit identified for purposes of this impairment analysis included the indefinite-lived trade name and a distributor contract intangible asset. The fair value of the distributor contract was measured using the income approach, including adjustments for an estimated distributor retention rate based on historical experience.

2008 asset impairment analyses – During the quarter ended September 30, 2008, we completed the annual impairment analyses of our indefinite-lived trade names and goodwill. We recorded impairment charges of $9.3 million related to the indefinite-lived trade names as a result of the effects of the economic downturn on our expected revenues and the broader effects of U.S. market conditions on the fair value of the assets. In addition to the impairment analysis of indefinite-lived trade names, we completed a fair value analysis of an amortizable trade name with a carrying value of $0.4 million and recorded an impairment charge of $0.4 million related to this asset. This impairment resulted from a change in our branding strategy.

As of December 31, 2008, we completed additional impairment analyses of our indefinite-lived trade names and goodwill based on the continuing impact of the economic downturn on our expected operating results. As a result of these analyses, we recorded an asset impairment charge of $0.3 million related to our NEBS® trade name, bringing the carrying value of this asset to $25.8 million as of December 31, 2008. The impairment analysis completed as of December 31, 2008, indicated no impairment of our other indefinite-lived trade name. Because of the further deterioration in our expected operating results, we determined that the NEBS trade name no longer had an indefinite life, and thus, we began amortizing it over its estimated economic life of 20 years on the straight-line basis beginning in 2009. Although the use of checks and forms is declining, revenues generated from our Small Business Services strategies have, and we expect will continue to, offset a portion of the decline in revenues and cash flows generated from the sale of checks and forms. As such, we believe that the sale of checks and forms, as well as the sale of additional products and services under the NEBS trade name, will generate sufficient cash flows to support our estimated 20-year economic life for this intangible asset.

2010 acquisition – During 2010, we completed two business combinations (see Note 4). With the exception of goodwill and deferred income taxes, we were required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. The identifiable net assets acquired (excluding goodwill) were comprised primarily of a customer list, internal-use software and trade names related to the acquisition of Custom Direct. The fair value of the customer list was estimated using the multi-period excess earnings method. Assumptions used in this calculation included a same-customer revenue growth rate and an estimated annual customer retention rate. The customer retention rate was based on estimated re-order rates, as well as management’s estimates of the costs to obtain and retain customers. The calculated fair value of the customer list was $15.0 million, which is being amortized over 1.3 years using an accelerated method. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software was $12.6 million, which is being amortized on the straight-line basis over a weighted average useful life of 4.7 years. The fair value of the trade names was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade names. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for Custom Direct’s operations. The calculated fair value of the trade names was $8.9 million, which is being amortized on the straight-line basis over 10 years.

2009 acquisitions – During 2009, we completed two business combinations (see Note 4). With the exception of goodwill and deferred income taxes, we were required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. The identifiable net assets acquired (excluding goodwill) were comprised primarily of customer relationships and deferred revenue related to the acquisition of Abacus America, Inc. The fair value of the customer relationships was estimated using the multi-period excess earnings method. Assumptions used in this calculation included a same-customer revenue growth rate and an estimated annual customer retention rate. The same-customer growth rate was based on expected pricing and the customer retention rate was based on the business’ historical attrition, as well as management’s estimate of customer retention, the effort required to obtain a customer, customer costs to change suppliers and the effort required to renew contracts. The calculated fair value of the customer relationships was $11.9 million, which is being amortized over seven years using an accelerated method. The calculated fair value of deferred revenue was $7.3 million, based on the direct and incremental costs to provide the services required plus an estimated market-based profit margin.

2008 acquisitions – During 2008, we completed four business combinations (see Note 4). The identifiable net assets acquired (excluding goodwill) were comprised primarily of internal-use software and customer lists/relationships related to the acquisition of Hostopia. The fair value of the internal-use software was estimated using a cost of reproduction method.  The primary components of the software were identified and the estimated cost to reproduce the software was calculated using estimated time and labor rates. The calculated fair value of Hostopia’s internal-use software was $17.9 million, which is being amortized on the straight-line basis over a weighted-average useful life of 3.7 years. The fair value of the customer lists/relationships was estimated using the multi-period excess earnings method. The calculated fair value of the customer lists/relationships was $16.2 million, which is being amortized over 12 years using an accelerated method.

Discontinued operations – As discussed in Note 5, during 2008, we measured the net assets of discontinued operations at fair value. Based on the estimated fair value of the business sold, we reduced the carrying value of its long-lived assets and inventories and recorded a pre-tax charge of $3.4 million, which was included in net loss from discontinued operations in our 2008 consolidated statement of income. Our estimate of the fair value of this business as of December 31, 2008 was considered a Level 2 fair value measurement, as it was based upon the estimated realizable proceeds from the sale less selling costs.

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

(3) Represents the fair value determined from the annual impairment analysis completed during the quarter ended September 30, 2008, which included two indefinite-lived trade names.

(4) Represents the fair value determined from the event-driven impairment analysis completed during the quarter ended December 31, 2008, which resulted in an impairment charge related to one indefinite-lived trade name. As of December 31, 2008, we determined that this trade name no longer had an indefinite life and we began amortizing it over 20 years on the straight-line basis beginning in 2009.

Recurring fair value measurements – We held an investment in a Canadian money market fund of $2.0 million as of December 31, 2010 and $3.7 million as of December 31, 2009. This investment is included in other current assets on the consolidated balance sheets. The money market fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of marketable securities were realized during 2010 or 2009.

Funds held for customers included available-for-sale marketable securities of $10.2 million as of December 31, 2010 and $9.5 million as of December 31, 2009. A portion of these assets represent an investment in a Canadian money market fund. The remainder of the assets, which we purchased during 2010, relates to a mutual fund investment which invests in Canadian and provincial government securities. These funds are not traded in active markets and their fair values are determined by obtaining quoted prices in active markets for the underlying securities held by the funds. Unrealized gains and losses on these investments, net of tax, are included in other comprehensive loss on the consolidated balance sheets. Realized gains and losses are included in revenue on the consolidated statements of income and were not significant for 2010 or 2009. The cost of securities sold is determined using the average cost method.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. Information regarding the accounting for this investment is provided in our long-term investments policy in Note 1. We recognized a net unrealized gain on the investment in mutual funds of $0.2 million during 2010. During 2009, we recognized a net unrealized gain of $0.4 million on the investment and during 2008, we recognized a net unrealized loss of $1.3 million.

The fair value of interest rate swaps (see Note 6) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate applicable to the interest rate swaps. During 2010, we recognized a gain on these derivative instruments of $5.6 million, which was largely offset by a loss of $5.1 million related to an increase in the fair value of the hedged long-term debt. During 2009, we recognized a loss on these derivative instruments of $0.2 million, which was more than offset by a gain of $0.3 million related to a decrease in the fair value of the hedged long-term debt. These changes in fair value are included in interest expense in the consolidated statements of income.

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
(in thousands)	Fair value as of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$10,249	$—	$10,249	$—
Marketable securities – corporate investments	2,029	—	2,029	—
Long-term investment in mutual funds	2,283	2,283	—	—
Derivative assets	5,456	—	5,456	—

		Fair value measurements using
(in thousands)	Fair value as of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$9,522	$—	$9,522	$—
Marketable securities – corporate investments	3,667	—	3,667	—
Long-term investment in mutual funds	2,231	2,231	—	—
Derivative liabilities	152	—	152	—

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

The estimated fair values of these financial instruments were as follows at December 31:

	2010		2009
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$17,383	$17,383	$12,789	$12,789
Cash and cash equivalents - funds held for customers	25,471	25,471	17,379	17,379
Short-term debt	7,000	7,000	26,000	26,000
Long-term debt	748,122	751,978	742,753	719,283

Note 8: Restructuring charges

Net restructuring charges for the years ended December 31 consisted of the following components:

(in thousands)	2010	2009	2008
Severance accruals	$9,331	$10,625	$26,183
Severance reversals	(2,398)	(3,523)	(2,401)
Operating lease obligations	933	1,177	209
Operating lease obligation reversals	(380)	(32)	(1)
Net restructuring accruals	7,486	8,247	23,990
Write-off of spare parts inventory	—	—	3,059
Other costs	2,841	3,739	1,218
Net restructuring charges	$10,327	$11,986	$28,267

2010 restructuring charges – During 2010, the net restructuring accruals included severance charges related to employee reductions in various functional areas, primarily fulfillment, sales and marketing, as we continue our cost reduction initiatives, as well as actions related to our integration of Custom Direct (see Note 4). Net restructuring accruals also included operating lease obligations on facilities vacated during 2010. The restructuring accruals included severance benefits for approximately 470 employees. These charges were reduced by the reversal of restructuring accruals, primarily those recorded in prior years, as fewer employees received severance benefits than originally estimated. The majority of the employee reductions are expected to be completed by the third quarter of 2011, and we expect most of the related severance payments to be paid by early 2012, utilizing cash from operations. The remaining payments due under the operating lease obligations will be paid through May 2013. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities. The net restructuring charges were reflected as net restructuring charges of $2.4 million within cost of goods sold and net restructuring charges of $8.0 million within operating expenses in the 2010 consolidated statement of income.

2009 restructuring charges – During 2009, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continued our cost reduction initiatives, including the closing of a Small Business Services customer call center located in Colorado Springs, Colorado in the first quarter of 2010, and further consolidation in the sales, marketing and fulfillment organizations. Net restructuring accruals also included operating lease obligations on three manufacturing facilities closed during 2009. The restructuring accruals included severance benefits for approximately 640 employees. These charges were reduced by the reversal of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities. The net restructuring charges were reflected as net restructuring charges of $4.6 million within cost of goods sold and net restructuring charges of $7.4 million within operating expenses in the 2009 consolidated statement of income.

2008 restructuring charges – During 2008, the net restructuring accruals included severance charges related to the closing of six manufacturing facilities and two customer call centers, as well as employee reductions within our business unit support and corporate shared services functions, primarily sales, marketing and fulfillment. These actions were the result of the continuous review of our cost structure in response to the impact a weakened U.S. economy continued to have on our business, as well as our previously announced cost reduction initiatives. The restructuring accruals included severance benefits for approximately 1,400 employees. One of the customer call centers was closed during the third quarter of 2008 and one manufacturing facility was closed in December 2008. The other facilities were closed during 2009. The other remaining employee reductions and related severance payments were substantially completed during 2010. These charges were reduced by the reversal of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. Also during 2008, we recorded a $3.1 million write-off of the carrying value of spare parts used on our offset printing presses. During a third quarter review of our cost structure, we made the decision to expand our use of digital printing technology. As such, a portion of the spare parts kept on hand for use on our offset printing presses was written down to zero, as these parts have no future use or market value. Other restructuring costs, which were expensed as incurred, included items such as the acceleration of employee share-based compensation expense, equipment moves, training and travel. The net restructuring charges were reflected as net restructuring charges of $14.9 million within cost of goods sold and net restructuring charges of $13.4 million within operating expenses in the 2008 consolidated statement of income.

Acquisition-related restructuring – In conjunction with the NEBS acquisition in June 2004, we recorded restructuring accruals of $30.2 million related to NEBS activities which we decided to exit. The restructuring accruals included severance benefits and $2.8 million due under noncancelable operating leases on facilities which were vacated as we consolidated operations. The severance accruals included payments due to approximately 700 employees. All severance benefits were fully paid by the end of 2007 and the remaining payments due under the operating lease obligations were settled in early 2009.

Restructuring accruals of $6.8 million as of December 31, 2010 are reflected in the consolidated balance sheet as accrued liabilities of $6.4 million and other non-current liabilities of $0.4 million. Restructuring accruals of $11.5 million as of December 31, 2009 are reflected in the consolidated balance sheet as accrued liabilities of $11.2 million and other non-current liabilities of $0.3 million. As of December 31, 2010, approximately 345 employees had not yet started to receive severance benefits. By company initiative, our restructuring accruals were as follows:

(in thousands)	NEBS acquisition related	2006 initiatives	2007 initiatives	2008 initiatives	2009 initiatives	2010 initiatives	Total
Balance, December 31, 2007	$36	$325	$4,689	$—	$—	$—	$5,050
Restructuring charges	—	5	253	26,134	—	—	26,392
Restructuring reversals	(1)	(27)	(843)	(1,531)	—	—	(2,402)
Payments, primarily severance	(16)	(108)	(3,764)	(4,773)	—	—	(8,661)
Balance, December 31, 2008	19	195	335	19,830	—	—	20,379
Restructuring charges	—	—	—	886	10,916	—	11,802
Restructuring reversals	(19)	—	(34)	(3,354)	(148)	—	(3,555)
Payments, primarily severance	—	(195)	(237)	(15,187)	(1,515)	—	(17,134)
Balance, December 31, 2009	—	—	64	2,175	9,253	—	11,492
Restructuring charges	—	—	—	525	99	9,640	10,264
Restructuring reversals	—	—	(64)	(985)	(1,465)	(264)	(2,778)
Payments, primarily severance	—	—	—	(1,598)	(7,235)	(3,347)	(12,180)
Balance, December 31, 2010	$—	$—	$—	$117	$652	$6,029	$6,798

Cumulative amounts:
Restructuring charges	$30,243	$10,864	$7,181	$27,545	$11,015	$9,640	$96,488
Restructuring reversals	(859)	(1,671)	(1,503)	(5,870)	(1,613)	(264)	(11,780)
Payments, primarily severance	(29,384)	(9,193)	(5,678)	(21,558)	(8,750)	(3,347)	(77,910)
Balance, December 31, 2010	$—	$—	$—	$117	$652	$6,029	$6,798

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Direct Checks	Total
Balance, December 31, 2007	$2,001	$953	$—	$2,060	$36	$—	$5,050
Restructuring charges	7,076	3,579	341	15,187	209	—	26,392
Restructuring reversals	(637)	(405)	(2)	(1,357)	(1)	—	(2,402)
Inter-segment transfer	378	739	61	(1,178)	—	—	—
Payments	(4,844)	(1,249)	(249)	(2,303)	(16)	—	(8,661)
Balance, December 31, 2008	3,974	3,617	151	12,409	228	—	20,379
Restructuring charges	5,310	1,063	134	4,118	1,177	—	11,802
Restructuring reversals	(672)	(674)	(7)	(2,170)	(32)	—	(3,555)
Inter-segment transfer	1,174	—	—	(1,174)	—	—	—
Payments	(5,041)	(2,953)	(162)	(8,402)	(576)	—	(17,134)
Balance, December 31, 2009	4,745	1,053	116	4,781	797	—	11,492
Restructuring charges	1,807	2,134	2,344	3,046	424	509	10,264
Restructuring reversals	(875)	(206)	(116)	(1,201)	(380)	—	(2,778)
Payments	(4,429)	(1,027)	(2,092)	(4,010)	(605)	(17)	(12,180)
Balance, December 31, 2010	$1,248	$1,954	$252	$2,616	$236	$492	$6,798

Cumulative amounts:
Restructuring charges	$46,506	$11,086	$2,947	$30,712	$4,728	$509	$96,488
Restructuring reversals	(2,604)	(1,921)	(267)	(6,024)	(964)	—	(11,780)
Inter-segment transfer	2,185	1,117	93	(3,395)	—	—	—
Payments	(44,839)	(8,328)	(2,521)	(18,677)	(3,528)	(17)	(77,910)
Balance, December 31, 2010	$1,248	$1,954	$252	$2,616	$236	$492	$6,798

(1) As discussed in Note 16: Business segment information, corporate costs are allocated to our business segments. As such, the net corporate restructuring charges are reflected in the business segment operating income presented in Note 16 in accordance with our allocation methodology.

Note 9: Income tax provision

The components of the income tax provision for continuing operations were as follows:

(in thousands)	2010	2009	2008
Current tax provision:
Federal	$53,768	$39,294	$47,714
State	8,424	4,323	7,380
Total	62,192	43,617	55,094
Deferred tax provision (benefit)	20,362	12,039	(790)
Provision for income taxes	$82,554	$55,656	$54,304

The effective tax rate on pre-tax income from continuing operations reconciles to the U.S. federal statutory tax rate of 35% as follows:

	2010	2009	2008
Income tax at federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal income tax benefit	2.8%	3.5%	2.7%
Impact of health care legislation on deferred income taxes	1.7%	—	—
Non-deductible portion of goodwill impairment charge (see Note 7)	—	2.9%	—
Qualified production activity deduction	(2.4%)	(1.8%)	(1.7%)
Change in unrecognized tax benefits, including interest and penalties	(1.3%)	0.1%	1.1%
Receivables for prior year tax returns(1)	—	(2.2%)	(1.5%)
Other	(0.8%)	(1.6%)	(1.7%)
Income tax provision	35.0%	35.9%	33.9%

(1) Relates to amendments to prior year income tax returns claiming refunds primarily associated with federal and state income tax credits, as well as related interest.

Our income tax provision for 2010 included a $4.1 million charge resulting from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010, and requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)
Balance, December 31, 2007	$14,395
Additions for tax positions of current year	975
Additions for tax positions of prior years	3,136
Reductions for tax positions of prior years	(2,845)
Settlements	(2,291)
Lapse of statutes of limitations	(1,913)
Balance, December 31, 2008	11,457
Additions for tax positions of current year	606
Additions for tax positions of prior years	2,316
Reductions for tax positions of prior years	(2,152)
Settlements	(3,186)
Lapse of statutes of limitations	(1,063)
Balance, December 31, 2009	7,978
Additions for tax positions of current year	641
Additions for tax positions of prior years	1,406
Fair value of acquired tax positions (see Note 4)	1,069
Reductions for tax positions of prior years	(2,634)
Settlements	(640)
Lapse of statutes of limitations	(1,282)
Balance, December 31, 2010	$6,538

If the unrecognized tax benefits as of December 31, 2010 were recognized in our consolidated financial statements, $5.5 million would positively affect income tax expense and our related effective tax rate. Accruals for interest and penalties, excluding the tax benefits of deductible interest, were $1.4 million as of December 31, 2010, $2.5 million as of December 31, 2009 and $4.0 million as of December 31, 2008. Our income tax provision included expense for interest and penalties of $0.8 million in 2010, $0.4 million in 2009 and $0.2 million in 2008. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $3.1 million to an increase of $0.7 million as we attempt to settle certain federal and state tax matters or as federal and state statutes of limitations expire.

The statute of limitations for federal tax assessments for 2006 and prior years has closed, with the exception of 2000. Our federal income tax returns through 2007 have been audited by the Internal Revenue Service (IRS) and our federal income tax returns for 2008, 2009 and 2010 remain subject to IRS examination. In general, income tax returns for the years 2006 through 2010 remain subject to examination by major state and city jurisdictions. In the event that we have determined not to file income tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

Tax-effected temporary differences which gave rise to deferred tax assets and liabilities as of December 31 were as follows:

	2010		2009
(in thousands)	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Goodwill	$—	$34,818	$—	$29,766
Intangible assets	—	33,774	—	25,693
Deferred advertising costs	—	5,964	—	5,342
Property, plant and equipment	—	4,201	—	2,489
Early extinguishment of debt (see Note 13)	—	3,784	—	3,798
Employee benefit plans	29,593	—	35,106	—
Net operating loss and tax credit carryforwards	5,760	—	3,861	—
Reserves and accruals	5,457	—	8,191	—
Inventories	2,771	—	2,565	—
Interest rate lock agreements (see Note 6)	2,709	—	3,512	—
Federal benefit of state uncertain tax positions	1,719	—	2,493	—
All other	1,370	3,061	1,298	2,971
Total deferred taxes	49,379	85,602	57,026	70,059
Valuation allowance	(1,139)	—	(926)	—
Net deferred taxes	$48,240	$85,602	$56,100	$70,059

Deferred U.S. and state income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries.

The valuation allowances primarily relate to the portion of our Canadian operating loss carryforwards which we do not expect to fully realize. As of December 31, 2010, we had foreign operating loss carryforwards of $6.5 million in Canada and Ireland, which expire at various dates between 2013 and 2030. We had federal net operating loss carryforwards of $3.3 million which expire in 2019 and state net operating loss carryforwards of $29.2 million which expire at various dates up to 2030. As of December 31, 2010, we also had federal alternative minimum tax credit carryforwards of $1.4 million which have no expiration date.

Note 10: Share-based compensation plans

Our employee share-based compensation plans consist of our employee stock purchase plan and our stock incentive plan. Effective April 30, 2008, our shareholders approved a new stock incentive plan, simultaneously terminating our previous plan. Under the new plan, 4.0 million shares of common stock were reserved for issuance, with 2.0 million shares remaining available for issuance as of December 31, 2010. Under the plan, full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.29, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.29. We currently have non-qualified stock options, restricted stock units and restricted share awards outstanding under our current and previous plans. See the employee share-based compensation policy in Note 1 for our policies regarding the recognition of compensation expense for employee share-based awards.

The following amounts were recognized in our consolidated statements of income for share-based compensation awards:

(in thousands)	2010	2009	2008
Stock options	$2,967	$3,213	$4,296
Restricted shares and restricted stock units	2,866	3,135	4,987
Employee stock purchase plan	317	315	400
Total share-based compensation expense	$6,150	$6,663	$9,683
Income tax benefit	$(2,123)	$(2,375)	$(3,475)

As of December 31, 2010, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $4.1 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.7 years.

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

	2010	2009	2008
Risk-free interest rate (%)	2.2	1.6	3.0
Dividend yield (%)	3.2	3.4	3.8
Expected volatility (%)	54.0	44.2	33.2
Weighted-average option life (years)	4.8	4.6	4.6

The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock.

Information regarding options issued under the current and all previous plans was as follows:

	Number of option shares	Weighted- average exercise price	Aggregate intrinsic value (in thousands)	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2007	3,284,229	$36.85
Granted	662,164	22.15
Exercised	(19,164)	20.24
Forfeited or expired	(821,834)	38.05
Outstanding at December 31, 2008	3,105,395	33.50
Granted	789,462	9.75
Exercised	(2,700)	9.73
Forfeited or expired	(1,050,870)	39.68
Outstanding at December 31, 2009	2,841,287	24.64
Granted	694,994	18.37
Exercised	(185,074)	11.08
Forfeited or expired	(438,291)	33.94
Outstanding at December 31, 2010	2,912,916	22.60	$10,881	4.0

Exercisable at December 31, 2008	1,977,119	$37.43
Exercisable at December 31, 2009	1,642,766	30.60
Exercisable at December 31, 2010	1,674,841	27.66	$1,895	2.8

The weighted-average grant-date fair value of options granted was $6.86 per share for 2010, $2.82 per share for 2009 and $4.92 per share for 2008. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $1.8 million for 2010, $16,000 for 2009 and $0.1 million for 2008.

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

Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our restricted stock units was as follows:

	Number of units	Weighted- average grant date fair value	Aggregate intrinsic value (in thousands)	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2007	53,110	$32.73
Granted	102,991	23.42
Vested	(10,720)	25.79
Outstanding at December 31, 2008	145,381	26.65
Granted	17,248	12.27
Vested	(39,685)	24.04
Forfeited	(2,636)	25.57
Outstanding at December 31, 2009	120,308	25.48
Granted	34,134	19.85
Vested	(68,607)	25.57
Outstanding at December 31, 2010	85,835	23.58	$1,976	8.1

Of the awards outstanding as of December 31, 2010, 9,482 restricted stock units were classified as liabilities in our consolidated balance sheet at a value of $0.2 million. As of December 31, 2010, these units had a fair value of $23.02 per unit and a weighted-average remaining contractual term of 1.1 year.

The total intrinsic value of restricted stock units vesting was $1.1 million for 2010, $0.6 million for 2009 and $0.1 million for 2008. We made cash payments to settle share-based liabilities of $2,000 in 2008. During 2010 and 2009, we did not settle any share-based liabilities in cash.

Restricted shares – Our restricted share awards have a set vesting period at which time the restrictions on the shares lapse. The vesting period on these awards currently ranges from one to three years. The restrictions lapse immediately in the case of qualified retirement, death or disability. In the case of involuntary termination without cause or a change of control, restrictions on a pro-rata portion of the shares lapse based on how much of the vesting period has passed. In the case of voluntary termination of employment or termination with cause, the unvested restricted shares are forfeited.

Information regarding unvested restricted shares was as follows:

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2007	504,133	$29.78
Granted	242,993	22.08
Vested	(245,331)	30.46
Forfeited	(48,866)	27.48
Unvested at December 31, 2008	452,929	25.53
Granted	44,257	14.81
Vested	(205,685)	25.19
Forfeited	(23,292)	25.82
Unvested at December 31, 2009	268,209	24.00
Granted	52,400	20.00
Vested	(131,340)	26.01
Forfeited	(7,595)	21.83
Unvested at December 31, 2010	181,674	21.48

The total fair value of restricted shares vesting was $2.6 million for 2010, $2.5 million for 2009 and $5.2 million for 2008.

Employee stock purchase plan – During 2010, 109,496 shares were issued under this plan at prices of $15.82 and $17.49. During 2009, 173,568 shares were issued under this plan at prices of $9.80 and $13.30. During 2008, 156,157 shares were issued under this plan at prices of $20.69 and $12.16.

Note 11: Employee benefit plans

Profit sharing, defined contribution and 401(k) plans – We maintain a profit sharing plan, a defined contribution pension plan and a plan established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. These plans cover a significant majority of our full-time employees, as well as some part-time employees. Employees are eligible to participate in the plans on the first day of the quarter following their first full year of service. We also provide cash bonus programs under which employees may receive cash bonus payments based on our operating performance.

Contributions to the profit sharing and defined contribution plans are made solely by Deluxe and are remitted to the plans’ respective trustees. Benefits provided by the plans are paid from accumulated funds of the trusts. In 2010, 2009 and 2008, contributions to the defined contribution pension plan equaled 4% of eligible compensation. Contributions to the profit sharing plan vary based on the company’s performance. Under the 401(k) plan, employees under the age of 50 could contribute up to the lesser of $16,500 or 50% of eligible wages during 2010. Employees 50 years of age or older could make contributions of up to $22,000 during 2010. Beginning on the first day of the quarter following an employee’s first full year of service, we match 100% of the first 1% of wages contributed by employees and 50% of the next 4% of wages contributed. All employee and employer contributions are remitted to the plans’ respective trustees and benefits provided by the plans are paid from accumulated funds of the trusts. Payments made under the cash bonus programs vary based on the company’s performance and are paid in cash directly to employees.

Employees are provided a broad range of investment options to choose from when investing their profit sharing, defined contribution and 401(k) plan funds. Investing in our common stock is not one of these options, although funds selected by employees may at times hold our common stock.

Beginning with the 2011 plan year, we will discontinue making contributions to the defined contribution pension plan. We expect the contribution made in early 2011 for the 2010 plan year to be our last contribution under this plan. Also, effective January 1, 2011, we modified the matching provisions of our 401(k) plan and began matching 100% of the first 1% of wages contributed by employees and 50% of the next 5% of wages contributed.

Expense recognized in the consolidated statements of income for these plans was as follows:

(in thousands)	2010	2009	2008
Profit sharing/cash bonus plans	$18,500	$22,751	$623
Defined contribution pension plan	8,664	9,953	11,614
401(k) plan	5,636	6,312	7,936

Deferred compensation plan – We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to a maximum of 100 percent of their base salary plus up to 50 percent of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on phantom investments elected by plan participants, which are similar to the investments available in our defined contribution pension plan. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in one payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $2.9 million as of December 31, 2010 and $3.5 million as of December 31, 2009. These amounts are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies. These investments are included in long-term investments in the consolidated balance sheets and totaled $12.9 million as of December 31, 2010 and $15.0 million as of December 31, 2009.

Voluntary employee beneficiary association (VEBA) trust – We have formed a VEBA trust to fund employee and retiree medical costs and severance benefits. Contributions to the VEBA trust are tax deductible, subject to limitations contained in the Internal Revenue Code. VEBA assets primarily consist of fixed income investments. We made contributions to the VEBA trust of $39.4 million in 2010, $40.3 million in 2009 and $36.1 million in 2008. As of December 31, 2010, the prepaid balance in the VEBA trust exceeded our liability for incurred but not reported medical claims by $1.0 million. This amount is reflected in other current assets in our consolidated balance sheet. Our liability for incurred but not reported medical claims exceeded the prepaid balance in the VEBA trust by $0.1 million as of December 31, 2009. This amount is reflected in accrued liabilities in our consolidated balance sheet.

Note 12: Pension and other postretirement benefits

We have historically provided certain health care benefits for a large number of retired employees. Employees hired prior to January 1, 2002 become eligible for benefits if they attain the appropriate years of service and age prior to retirement. Employees hired on January 1, 2002 or later are not eligible to participate in our retiree health care plan. In addition to our retiree health care plan, we also have a supplemental executive retirement plan (SERP) in the United States. Additionally, we had a pension plan that covered certain Canadian employees which was settled during 2009 and we had a Canadian SERP which was settled during 2008.

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

Obligations and funded status – The following tables summarize the change in benefit obligation, plan assets and funded status during 2010 and 2009:

(in thousands)	Postretirement benefit plan	Pension plans
Change in benefit obligation:
Benefit obligation, December 31, 2008	$129,165	$9,261
Interest cost	8,560	261
Actuarial loss (gain) – net	7,741	(252)
Benefits paid from plan assets, the VEBA trust (see Note 11) and company funds	(11,320)	(368)
Plan amendments	4,065	—
Settlement	—	(5,252)
Medicare Part D reimbursements	704	—
Currency translation adjustment	—	(195)
Benefit obligation, December 31, 2009	138,915	3,455
Interest cost	7,282	179
Actuarial loss – net	5,781	198
Benefits paid from the VEBA trust (see Note 11) and company funds	(11,363)	(324)
Medicare Part D reimbursements	726	—
Benefit obligation, December 31, 2010	$141,341	$3,508

Change in plan assets:
Fair value of plan assets, December 31, 2008	$68,728	$5,212
Actual gain on plan assets	21,592	172
Company contributions	—	84
Benefits and expenses paid	—	(44)
Settlement	—	(5,252)
Currency translation adjustment	—	(172)
Fair value of plan assets, December 31, 2009	90,320	—
Actual gain on plan assets	10,990	—
Fair value of plan assets, December 31, 2010	$101,310	$—

Funded status, December 31, 2009	$(48,595)	$(3,455)
Funded status, December 31, 2010	$(40,031)	$(3,508)

Plan assets of our postretirement medical plan do not include the assets of the VEBA trust discussed in Note 11. Plan assets consist only of those assets invested in a trust established under section 401(h) of the Internal Revenue Code. These assets can be used only to pay retiree medical benefits for employees who retired after 1986, which represents 79% of the total number of retirees receiving medical benefits as of December 31, 2010. The assets of the VEBA trust may be used to pay medical and severance benefits for both active and retired employees.

For the United States SERP plan as of December 31, 2010 and 2009, the accumulated benefit obligation equaled the projected benefit obligation as of both dates.

Amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	Postretirement benefit plan		Pension plan
(in thousands)	2010	2009	2010	2009
Accrued liabilities	$—	$—	$324	$324
Other non-current liabilities	40,031	48,595	3,184	3,131

Amounts included in other comprehensive loss that have not been recognized as components of postretirement benefit expense were as follows:

	Postretirement benefit plan		Pension plan
(in thousands)	2010	2009	2010	2009
Unrecognized prior service credit	$(24,440)	$(28,182)	$—	$—
Unrecognized net actuarial loss (gain)	108,358	111,748	161	(36)
Tax effect	(31,334)	(31,201)	(53)	21
Amount recognized in accumulated other comprehensive loss, net of tax	$52,584	$52,365	$108	$(15)

The unrecognized prior service credit for our postretirement benefit plan resulted from a 2003 curtailment and other plan amendments. These changes resulted in a reduction of the accumulated postretirement benefit obligation. This reduction was first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service credit. The prior service credit is being amortized on the straight-line basis over a weighted-average period of 16 years. Unrecognized actuarial gains and losses are being amortized over the average remaining life expectancy of inactive plan participants, which is currently 17.4 years. The unrecognized net actuarial loss for our postretirement benefit plan resulted from experience different from that assumed and from changes in assumptions.

Amounts included in accumulated other comprehensive loss as of December 31, 2010 which we expect to recognize in postretirement benefit expense during 2011 are as follows:

(in thousands)	Postretirement benefit plan
Prior service credit	$(3,742)
Net actuarial loss	5,415
Total	$1,673

Net pension and postretirement benefit expense – Net pension and postretirement benefit expense for the years ended December 31 consisted of the following components:

	Postretirement benefit plan			Pension plans
(in thousands)	2010	2009	2008	2010	2009	2008
Service cost	$—	$—	$94	$—	$—	$—
Interest cost	7,282	8,560	7,955	179	262	497
Expected return on plan assets	(7,226)	(5,919)	(8,732)	—	(57)	(265)
Amortization of prior service credit	(3,742)	(3,815)	(3,959)	—	—	—
Amortization of net actuarial loss	5,406	8,383	9,477	—	9	8
Total periodic benefit expense	1,720	7,209	4,835	179	214	240
Settlement loss	—	—	—	—	402	221
Net periodic benefit expense	$1,720	$7,209	$4,835	$179	$616	$461

Actuarial assumptions – In measuring benefit obligations as of December 31, the following discount rate assumptions were used:

	Postretirement benefit plan		Pension plan
	2010	2009	2010	2009
Discount rate	4.90%	5.45%	4.90%	5.45%

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

In measuring net periodic benefit expense for the years ended December 31, the following assumptions were used:

	Postretirement benefit plan			Pension plans
	2010	2009	2008	2010	2009	2008
Discount rate(1)	5.45%	7.25%	6.20%	5.45%	4.06% - 6.60%	4.43% - 6.20%
Expected return on plan assets	8.00%	8.50%	8.50%	—	4.50%	4.50%

(1) For 2009, the rate presented for our postretirement benefit plan was used from April 30, 2009 through December 31, 2009, the period subsequent to the 2009 plan amendments. A discount rate of 6.60% was used for the period from January 1, 2009 through April 30, 2009.

In determining the expected long-term rate of return on plan assets, we utilize our historical returns and then adjust these returns for estimated inflation. Our inflation assumption is primarily based on analysis of historical inflation data.

In measuring the benefit obligation for our postretirement benefit plan, the following assumptions for health care cost trend rates were used:

	2010	2009	2008
	All participants	All participants	Participants under age 65	Participants over age 65
Health care cost trend rate assumed for next year	7.75%	8.00%	7.50%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2017	2017	2012	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One-percentage-point increase	One-percentage-point decrease
Effect on total of service and interest cost	$107	$(103)
Effect on benefit obligation	2,178	(2,096)

Plan assets – The allocation of plan assets by asset category as of December 31 was as follows:

	Postretirement benefit plan
	2010	2009
U.S. large capitalization equity securities	34%	33%
International equity securities	18%	18%
Mortgage-backed securities	14%	14%
Government debt securities	13%	8%
U.S. corporate debt securities	10%	14%
U.S. small and mid-capitalization equity securities	8%	7%
Other debt securities	3%	6%
Total	100%	100%

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

We adopted new target asset allocation percentages for our postretirement benefit plan in August 2009 based on our liability and asset projections. The targeted allocation of plan assets is 33% large capitalization equity securities, 42% fixed income securities, 18% international equity securities and 7% small and mid-capitalization equity securities.

Information regarding fair value measurements of plan assets as of December 31, 2010 was as follows:

		Fair value measurements using
(in thousands)	Fair value as of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. large capitalization equity securities	$34,332	$34,332	$—	$—
International equity securities	18,357	18,357	—	—
Mortgage-backed securities	14,113	—	14,113	—
Government debt securities	13,531	7,544	5,987	—
U.S. corporate debt securities	9,725	8,611	1,114	—
U.S. small and mid-capitalization equity securities	8,153	8,153	—	—
Other debt securities	3,099	2,825	274	—
Total	$101,310	$79,822	$21,488	$—

Information regarding fair value measurements of plan assets as of December 31, 2009 was as follows:

		Fair value measurements using
(in thousands)	Fair value as of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. large capitalization equity securities	$29,941	$29,941	$—	$—
International equity securities	16,219	16,219	—	—
U.S. corporate debt securities	12,845	9,347	3,498	—
Mortgage-backed securities	12,647	—	12,647	—
Government debt securities	6,665	5,270	1,395	—
U.S. small and mid-capitalization equity securities	6,484	6,484	—	—
Other debt securities	5,519	4,874	645	—
Total	$90,320	$72,135	$18,185	$—

The fair value of mortgage-backed securities is estimated using pricing models with inputs derived principally from observable market data. The fair value of our other Level 2 debt securities is typically estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flow calculations that maximize observable inputs, such as current yields for similar instruments adjusted for trades and other pertinent market information.

Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity and bond markets experienced a significant decline in value. As such, the fair values of our plan assets decreased significantly during the year, contributing to higher postretirement benefit expense in 2009. See Note 17 for a discussion of market risks related to our plan assets.

Cash flows – We are not contractually obligated to make contributions to the assets of our postretirement benefit plan, and we do not anticipate making any such contributions during 2011. However, we do anticipate that we will pay net retiree medical benefits of $10.4 million during 2011.

We have fully funded the United States SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and totaled $6.3 million as of December 31, 2010 and $6.0 million as of December 31, 2009. We plan to pay pension benefits of $0.3 million during 2011.

The following benefit payments are expected to be paid during the years indicated:
	Postretirement benefit plan			Pension plan
(in thousands)	Gross benefit payments	Expected Medicare subsidy	Net benefit payments	Gross benefit payments
2011	$11,300	$900	$10,400	$320
2012	11,900	1,000	10,900	310
2013	12,700	1,100	11,600	300
2014	13,500	1,200	12,300	300
2015	13,500	1,200	12,300	290
2016 – 2020	64,400	7,100	57,300	1,330

Note 13: Debt and leases

Debt outstanding as of December 31 was as follows:

(in thousands)	2010	2009
5.0% senior, unsecured notes due December 15, 2012, net of discount, including cumulative change in fair value of hedged debt: 2010 - $4,879 increase; 2009 - $254 decrease	$284,843	$279,533
5.125% senior, unsecured notes due October 1, 2014, net of discount	263,279	263,220
7.375% senior, unsecured notes due June 1, 2015	200,000	200,000
Long-term portion of debt	748,122	742,753
Amounts drawn on credit facilities	7,000	26,000
Total debt	$755,122	$768,753

Our senior, unsecured notes include covenants that place restrictions on the issuance of additional debt, the execution of certain sale-leaseback agreements and limitations on certain liens. Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

In May 2007, we issued $200.0 million of 7.375% senior, unsecured notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were subsequently used on October 1, 2007 as part of our repayment of $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $203.8 million as of December 31, 2010, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of NEBS in 2004. During the quarter ended March 31, 2009, we retired $11.5 million of these notes, realizing a pre-tax gain of $4.1 million. As of December 31, 2010, the fair value of the $263.5 million remaining notes outstanding was $263.5 million, based on quoted prices for identical liabilities when traded as assets.

In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2009, we retired $19.7 million of these notes, realizing a pre-tax gain of $5.7 million. As of December 31, 2010, the fair value of the $280.3 million remaining notes outstanding was $284.7 million, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, during September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge a portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges. The carrying amount of long-term debt has increased $4.9 million since the inception of the interest rate swaps due to changes in the fair value of the hedged long-term debt.

As of December 31, 2009, we had a $275.0 million committed line of credit which was scheduled to expire in July 2010. In March 2010, we cancelled this line of credit and executed a new $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all of our assets. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

The daily average amount outstanding under our credit facilities during 2010 was $50.0 million at a weighted-average interest rate of 3.20%. As of December 31, 2010, $7.0 million was outstanding at a weighted-average interest rate of 5.25%. During 2009, the daily average amount outstanding under our line of credit was $69.3 million at a weighted-average interest rate of 0.76%. As of December 31, 2009, $26.0 million was outstanding at an average interest rate of 0.67%. As of December 31, 2010, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Amounts drawn on credit facility	(7,000)
Outstanding letters of credit	(9,256)
Net available for borrowing as of December 31, 2010	$183,744

Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate, although we are limited to an annual amount of $70 million under the terms of our credit facility. If our ratio of EBITDA to interest expense falls below two to one, there would also be limitations on our ability to issue additional debt.

We have operating leases on certain facilities and equipment. As of December 31, 2010, future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows:

(in thousands)	Operating leases
2011	$9,365
2012	5,858
2013	4,240
2014	1,327
2015	85
Total minimum lease payments	$20,875

Total future minimum lease payments under noncancelable operating leases have not been reduced by minimum sublease rentals due under noncancelable subleases. As of December 31, 2010, minimum future sub-lease rental income was $0.4 million.

The composition of rent expense for the years ended December 31 was as follows:

(in thousands)	2010	2009	2008
Minimum rentals	$10,313	$8,180	$9,811
Sublease rentals	(190)	(1,677)	(2,028)
Net rental expense	$10,123	$6,503	$7,783

Note 14: Other commitments and contingencies

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, including breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any likely liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters.

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

Accruals for environmental matters were $9.3 million as of December 31, 2010 and $9.4 million as of December 31, 2009, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of income for environmental remediation costs was $0.9 million in 2010, $1.3 million in 2009 and $0.3 million in 2008.

As of December 31, 2010, $7.2 million of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12.9 million of remediation costs, of which $5.7 million had been paid through December 31, 2010. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of December 31, 2010. We do not anticipate significant net cash outlays for environmental matters in 2011. The insurance policy also covers up to $10.0 million of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

During 2009, we purchased an additional environmental site liability insurance policy providing coverage on facilities which we acquired subsequent to 2002. This policy covers liability for claims of bodily injury or property damage arising from pollution events at the covered facilities. The policy also provides remediation coverage should we be required by a governing authority to perform remediation activities at the covered sites. The policy provides coverage of up to $15 million through April 2019. No accruals have been recorded in our consolidated financial statements for any of the events contemplated in this insurance policy.

Self-insurance – We are self-insured for certain costs, primarily workers’ compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers’ compensation, which totaled $4.7 million as of December 31, 2010 and $5.8 million as of December 31, 2009, is accounted for on a present value basis. The difference between the discounted and undiscounted workers’ compensation liability was insignificant as of December 31, 2010 and was $0.1 million as of December 31, 2009. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not accounted for on a present value basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a present value basis. Our total liability for these medical and dental benefits totaled $4.2 million as of December 31, 2010 and $4.7 million as of December 31, 2009. The difference between the discounted and undiscounted medical and dental liability was $0.4 million as of December 31, 2010 and $0.6 million as of December 31, 2009.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 15: Shareholders’ equity

Shares outstanding – Shares of common stock outstanding were as follows:

(in thousands)	2010	2009	2008
Balance, beginning of year	$51,189	$51,131	$51,887
Issued	410	237	380
Repurchased	(167)	(120)	(1,054)
Retired	(94)	(59)	(82)
Balance, end of year	$51,338	$51,189	$51,131

Share repurchases – We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.2 million shares remained available for purchase under this authorization as of December 31, 2010. We repurchased 0.2 million shares during 2010 for $3.0 million, 0.1 million shares during 2009 for $1.3 million and 1.1 million shares during 2008 for $21.8 million.

Common stock purchase rights – In February 1988, we adopted a shareholder rights plan under which common stock purchase rights automatically attach to each share of common stock we issue. The rights plan is governed by a rights agreement between us and Wells Fargo Bank, National Association, as rights agent. This agreement most recently was amended and restated as of December 20, 2006 (Restated Agreement).

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

Accumulated other comprehensive loss – The components of accumulated other comprehensive loss as of December 31 were comprised of the following:

(in thousands)	2010	2009	2008
Postretirement and defined benefit pension plans:
Unrealized prior service credit	$15,651	$17,978	$22,858
Unrealized net actuarial losses	(68,343)	(70,328)	(81,019)
Postretirement and defined benefit pension plans, net of tax	(52,692)	(52,350)	(58,161)
Loss on derivatives, net of tax(1)	(4,522)	(5,841)	(7,498)
Net unrealized gain on marketable securities, net of tax	13	—	—
Currency translation adjustment	7,189	5,373	705
Accumulated other comprehensive loss	$(50,012)	$(52,818)	$(64,954)

(1) Relates to interest rate locks executed in 2004 and 2002. See Note 6 for further information regarding these financial instruments.

Note 16: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are sold through direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, independent distributors and dealers, and sales representatives. Financial Services’ products and services for financial institutions include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, and services intended to enhance the financial institution customer experience, such as customer loyalty programs. These products and services are sold through multiple channels, including a direct sales force. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. No single customer accounted for more than 10% of revenue in 2010, 2009 or 2008.

The accounting policies of the segments are the same as those described in Note 1. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist primarily of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments. Depreciation and amortization expense related to corporate assets which was allocated to the segments was $38.8 million in 2010, $37.1 million in 2009 and $31.9 million in 2008.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the years ended December 31:

		Reportable business segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2010	$796,254	$390,331	$215,652	$—	$1,402,237
	2009	785,109	396,353	162,733	—	1,344,195
	2008	851,060	430,018	187,584	—	1,468,662
Operating income:	2010	137,534	84,158	59,852	—	281,544
	2009	60,804	75,091	54,694	—	190,589
	2008	90,078	65,540	53,616	—	209,234
Depreciation and amortization expense:	2010	45,163	11,788	16,964	—	73,915
	2009	52,507	10,946	4,312	—	67,765
	2008	49,947	9,664	4,349	—	63,960
Asset impairment charges:	2010	—	—	—	—	—
	2009	24,900	—	—	—	24,900
	2008	9,942	—	—	—	9,942
Total assets:	2010	772,799	66,065	178,880	290,947	1,308,691
	2009	778,191	57,716	96,288	279,015	1,211,210
	2008	785,555	47,872	100,535	285,023	1,218,985
Capital asset purchases:	2010	—	—	—	43,932	43,932
	2009	—	—	—	44,266	44,266
	2008	—	—	—	31,865	31,865

Revenue by product for each year was as follows:

(in thousands)	2010	2009	2008
Checks, including contract settlements	$896,563	$853,729	$934,367
Other printed products, including forms	284,816	296,550	345,570
Services, primarily business	121,881	90,918	57,711
Accessories and promotional products	78,659	81,249	102,203
Packaging supplies and other	20,318	21,749	28,811
Total revenue	$1,402,237	$1,344,195	$1,468,662

During 2010, we modified the manner in which we determine revenue by product. Small Business Services may, at times, sell several items bundled together as one product, such as checks, deposit tickets and stamps. Previously, we were unable to determine the amount of revenue for each item and thus, the entire amount of revenue for the product was reported as check revenue. Due to changes in our information technology systems, we are now able to attribute that revenue to our various product categories. In addition, we are able to access better information regarding outsourced products and we can more accurately reflect them in our product categories. Amounts for 2009 and 2008 have been reclassified to conform to the 2010 presentation. These reclassifications were not significant.

The following information is based on the geographic locations of our subsidiaries:

(in thousands)	2010	2009	2008
Revenue from external customers:
United States	$1,325,163	$1,275,885	$1,397,759
Foreign, primarily Canada	77,074	68,310	70,903
Total revenue	$1,402,237	$1,344,195	$1,468,662

Long-lived assets:
United States	$1,124,095	$1,035,705	$1,036,140
Foreign, primarily Canada	13,359	16,006	15,759
Total long-lived assets	$1,137,454	$1,051,711	$1,051,899

Note 17: Market risks

Due to the downturn in the U.S. economy, including the liquidity crisis in the credit markets, as well as failures and consolidations of companies within the financial services industry since 2008, we have identified certain market risks which may affect our future operating performance.

Economic conditions – As discussed in Note 7, during the quarter ended March 31, 2009, we completed impairment analyses of goodwill and our indefinite-lived trade name due to indicators of potential impairment. We recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units, as well as an impairment charge of $4.9 million in our Small Business Services segment related to an indefinite-lived trade name. The annual impairment analyses completed during the quarter ended September 30, 2010 indicated that the calculated fair values of our reporting units’ net assets exceeded their carrying values by amounts between $43 million and $546 million, or by amounts between 55% and 442% above the carrying values of their net assets. The calculated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by $5.0 million based on the analysis completed during the quarter ended September 30, 2010. Due to the ongoing uncertainty in market conditions, which may negatively impact our expected operating results or share price, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of goodwill and the indefinite-lived trade name.

Postretirement benefit plan – The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29.9 million increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributed to an increase in postretirement benefit expense of $2.4 million in 2009, as compared to 2008. The fair value of our plan assets recovered during 2009 and 2010, increasing $21.6 million during 2009 and $11.0 million during 2010. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during 2010 or 2009. Rather, we used cash provided by operating activities to make these payments.

Financial institution clients – Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if we were to lose a significant amount of business and/or we were unable to recover the value of an unamortized contract acquisition cost or account receivable. As of December 31, 2010, unamortized contract acquisition costs totaled $57.5 million, while liabilities for contract acquisition costs not paid as of December 31, 2010 were $18.5 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

DELUXE CORPORATION

SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

	2010 Quarter Ended
	March 31(1)	June 30(2)	September 30(3)	December 31(4)
Revenue	$335,120	$347,996	$367,633	$351,488
Gross profit	216,757	226,056	246,200	224,805
Net income	33,384	33,614	50,800	34,826
Earnings per share:
Basic	0.65	0.65	0.99	0.68
Diluted	0.65	0.65	0.98	0.68
Cash dividends per share	0.25	0.25	0.25	0.25

	2009 Quarter Ended
	March 31(5)	June 30	September 30(6)	December 31(7)
Revenue	$339,520	$332,069	$332,297	$340,309
Gross profit	210,261	205,105	210,386	213,661
Net income	12,504	27,776	28,555	30,530
Earnings per share:
Basic	0.24	0.54	0.56	0.60
Diluted	0.24	0.54	0.56	0.59
Cash dividends per share	0.25	0.25	0.25	0.25

(1) 2010 first quarter results include tax expense of $3.7 million for discrete items, primarily the impact of recent health care legislation on deferred income taxes.

(2) 2010 second quarter results include net pre-tax restructuring charges of $2.1 million related to our cost reduction initiatives. Results also include a $1.4 million reduction in income tax expense for discrete items, primarily reductions in accruals for uncertain tax positions.

(3) 2010 third quarter results include a $1.5 million reduction in income tax expense for discrete items, primarily adjustments to accruals for uncertain tax positions.

(4) 2010 fourth quarter results include net pre-tax restructuring charges of $7.8 million related to our cost reduction initiatives.

(5) 2009 first quarter results include pre-tax asset impairment charges of $24.9 million related to goodwill and a trade name in our Small Business Services segment. Results also include tax expense of $3.5 million for discrete items, primarily the non-deductible portion of the asset impairment charges.

(6) 2009 third quarter results include net pre-tax restructuring charges of $2.2 million related to our cost reduction initiatives.

(7) 2009 fourth quarter results include net pre-tax restructuring charges of $12.0 million related to our cost reduction initiatives. Results also include a $1.6 million reduction in income tax expense for discrete items, primarily the settlement of a state income tax audit and a number of statute expirations.

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

Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment we have concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria. The attestation report on our internal control over financial reporting issued by PricewaterhouseCoopers LLP appears in Item 8 of this report.

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

Item 10.  Directors, Executive Officers and Corporate Governance.

See Part I, Item 1 of this report “Executive Officers of the Registrant.” The sections of the proxy statement entitled “Item 1: Election of Directors,” “Board Structure and Governance—Audit Committee Expertise; Complaint-Handling Procedures,” “Board Structure and Governance—Meetings and Committees of the Board of Directors—Audit Committee,” “Stock Ownership and Reporting—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Structure and Governance—Code of Ethics and Business Conduct” are incorporated by reference into this report.

The full text of our Code of Ethics and Business Conduct (Code of Ethics) is posted on the News and Investor Relations page of our website at www.deluxe.com under the “Corporate Governance” caption. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website at the address and location specified above.

Item 11.  Executive Compensation.

The sections of the proxy statement entitled “Compensation Committee Report,” “Executive Compensation,” “Non-Employee Director Compensation” and “Board Structure and Governance—Compensation Committee Interlocks and Insider Participation” are incorporated by reference into this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The section of the proxy statement entitled “Stock Ownership and Reporting—Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference into this report.

The following table provides information concerning all of our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	2,998,751(1)	$21.95(1)	5,948,586(2)
Equity compensation plans not approved by shareholders	None	None	None
Total	2,998,751	$21.95	5,948,586

(1) Includes awards granted under our 2008 Stock Incentive Plan and our previous stock incentive plan adopted in 2000, as amended. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 2,912,916 and restricted stock unit awards of 85,835. The restricted stock unit awards require no consideration upon vesting. Therefore, restricted stock units outstanding reduce the total weighted-average exercise price of outstanding options, warrants and rights presented in the table. The weighted-average exercise price excluding restricted stock units is $22.60.

(2) Includes 3,918,127 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of the total available for future issuance, 2,030,459 shares remain available for issuance under our 2008 Stock Incentive Plan. Under this plan, full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.29, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.29.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None of our directors or officers, nor any known person who beneficially owns, directly or indirectly, five percent of our common stock, nor any member of the immediate family of any of the foregoing persons has any material interest, direct or indirect, in any transaction since January 1, 2010 or in any presently proposed transaction which, in either case, has affected or will materially affect us. None of our directors or officers is indebted to us.

The sections of the proxy entitled “Board Structure and Governance—Board Oversight and Director Independence” and “Board Structure and Governance—Related Party Transaction Policy and Procedures” are incorporated by reference into this report.

Item 14.  Principal Accounting Fees and Services.

The sections of the proxy statement entitled “Fiscal Year 2010 Audit and Independent Registered Public Accounting Firm—Fees Paid to Independent Registered

Public Accounting Firm” and “Fiscal Year 2010 Audit and Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Accounting Firm Fees and Services” are incorporated by reference into this report.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

(b) Exhibit Listing

The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*

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

4.9
Supplemental Indenture, dated as of March 12, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee
Filed herewith

4.10
Supplemental Indenture, dated as of September 9, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee
Filed herewith

10.1	Deluxe Corporation 2008 Annual Incentive Plan (incorporated by reference to Appendix A of our definitive proxy statement filed with the Commission on March 13, 2008)**	*

10.2	First Amendment to the Deluxe Corporation 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 14, 2009)**	*

10.3
Deluxe Corporation 2008 Stock Incentive Plan, including as Annex I the Deluxe Corporation Non-employee Director Stock and Deferral Plan (incorporated by reference to Appendix B of our definitive proxy statement filed with the Commission on March 13, 2008)**
*

10.4	First Amendment to the Deluxe Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 14, 2009)**	*

10.5	First Amendment to Deluxe Corporation Non-employee Director Stock and Deferral Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*

10.6	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.7	Deluxe Corporation Deferred Compensation Plan (2011 Restatement)**	Filed herewith

10.8	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed with the Commission on January 7, 2002)**	*

10.9
Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**
*

10.10
Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**
*

10.11
Description of Non-Employee Director Compensation Arrangements, updated April 30, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)**
*

10.12
Form of Severance Agreement entered into between Deluxe and the following executive officers: Anthony Scarfone, Terry Peterson, Lynn Koldenhoven, Pete Godich, Julie Loosbrock, Malcolm McRoberts, Tom Morefield, Laura Radewald and David Hemler (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**
*

10.13
Employment Agreement dated as of April 10, 2006, between Deluxe and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**
*

10.14
Form of Executive Retention Agreement entered into between Deluxe and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**
*

10.15
Form of Executive Retention Agreement entered into between Deluxe and Senior Vice Presidents appointed prior to 2010 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**
*

10.16
Form of Executive Retention Agreement entered into between Deluxe and each Vice President designated as an executive officer prior to 2010 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**
*

10.17
Form of Addendum to Executive Retention and Severance Agreements Relating to Section 409A of the Internal Revenue Code (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008)**
*

10.18	Form of Agreement for Awards Payable in Restricted Stock Units (rev. 12/08) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*

10.19	Form of Non-Employee Director Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.20	Form of Non-Employee Director Restricted Stock Award Agreement (ver. 4/07) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)**	*

10.21	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.22	Form of Non-Qualified Stock Option Agreement (as amended February 2006) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.23	Form of Non-Qualified Stock Option Agreement (version 2/07) (incorporated by reference to exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*

10.24	Form of Non-Qualified Stock Option Agreement (version 2/09) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)**	*

10.25	Form of Performance Accelerated Restricted Stock Award Agreement (version 2/07) (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*

10.26	Form of Cash Performance Award Agreement (version 2/09) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)**	*

10.27	Form of Cash Performance Award Agreement (version 2/10) (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2009)**	*

10.28
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text
Furnished herewith

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

DELUXE CORPORATION

Date: February 22, 2011	By: /s/ Lee Schram
Lee Schram
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2011.

	Signature	Title

By:	/s/ Lee Schram	Chief Executive Officer
	Lee Schram	(Principal Executive Officer)

By:	/s/ Terry D. Peterson	Senior Vice President, Chief Financial Officer
	Terry D. Peterson	(Principal Financial Officer and Principal Accounting Officer)

*
	Ronald C. Baldwin	Director

*
	Charles A. Haggerty	Director

*
	Isaiah Harris, Jr.	Director

*
	Don J. McGrath	Director

*
	Cheryl Mayberry McKissack	Director

*
	Neil J. Metviner	Director

*
	Stephen P. Nachtsheim	Director

*
	Mary Ann O’Dwyer	Director

*
	Martyn R. Redgrave	Director

*By:	/s/ Lee Schram
Lee Schram
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
4.9
Supplemental Indenture, dated as of March 12, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee

4.10
Supplemental Indenture, dated as of September 9, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee

10.7	Deluxe Corporation Deferred Compensation Plan (2011 Restatement)

12.1	Statement re: Computation of Ratios

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text