Form 10-Q
period 2011-03-31
DELUXE CORP
filed 2011-05-06
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
☐ Yes ☑ No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 26, 2011 was 51,416,732.

PART I − FINANCIAL INFORMATION

Item 1. Financial Statements.

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$31,852	$17,383
Trade accounts receivable (net of allowances for uncollectible accounts of $4,065 and $4,130, respectively)	61,396	66,471
Inventories and supplies	20,703	21,660
Deferred income taxes	9,205	9,390
Funds held for customers	49,343	35,720
Other current assets	20,745	20,613
Total current assets	193,244	171,237
Long-Term Investments (including $2,309 and $2,283, respectively, of investments at fair value)	37,947	37,410
Property, Plant, and Equipment (net of accumulated depreciation of $340,086 and $338,419, respectively)	119,657	120,221
Assets Held for Sale	3,937	4,527
Intangibles (net of accumulated amortization of $428,440 and $413,412, respectively)	145,522	155,112
Goodwill	725,993	725,937
Other Non-Current Assets	90,318	94,247
Total assets	$1,316,618	$1,308,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,487	$60,478
Accrued liabilities	147,269	144,034
Short-term debt	—	7,000
Total current liabilities	206,756	211,512
Long-Term Debt	739,204	748,122
Deferred Income Taxes	49,416	46,752
Other Non-Current Liabilities	73,637	76,107
Commitments and Contingencies (Notes 10, 11 and 14)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2011 – 51,395; 2010 – 51,338)	51,395	51,338
Additional paid-in capital	63,031	62,915
Retained earnings	181,632	161,957
Accumulated other comprehensive loss	(48,453)	(50,012)
Total shareholders’ equity	247,605	226,198
Total liabilities and shareholders’ equity	$1,316,618	$1,308,691

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2011	2010
Revenue	$349,752	$335,120
Cost of goods sold, including restructuring charges	120,163	118,363
Gross Profit	229,589	216,757

Selling, general and administrative expense	160,817	148,045
Net restructuring charges (reversals)	1,427	(243)
Net gain on sale of facility	(110)	—
Operating Income	67,455	68,955

Loss on early debt extinguishment	(6,995)	—
Interest expense	(12,038)	(10,535)
Other income (expense)	155	(356)
Income Before Income Taxes	48,577	58,064

Income tax provision	16,021	24,281
Income from Continuing Operations	32,556	33,783

Net Loss from Discontinued Operations	—	(399)
Net Income	$32,556	$33,384

Basic Earnings per Share:
Income from continuing operations	$0.63	$0.66
Net loss from discontinued operations	—	(0.01)
Basic earnings per share	0.63	0.65

Diluted Earnings per Share:
Income from continuing operations	$0.63	$0.66
Net loss from discontinued operations	—	(0.01)
Diluted earnings per share	0.63	0.65

Cash Dividends per Share	$0.25	$0.25

Total Comprehensive Income	$34,115	$35,097

See Condensed Notes to Unaudited Consolidated Financial Statements

  DELUXE CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)
  (Unaudited)

		Quarter Ended March 31,
		2011	2010
	Cash Flows from Operating Activities:
	Net income	$32,556	$33,384
	Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
	Net loss from discontinued operations	—	399
	Depreciation	5,159	5,053
	Amortization of intangibles	14,584	10,394
	Amortization of contract acquisition costs	4,427	5,007
	Deferred income taxes	2,241	4,699
	Employee share-based compensation expense	1,554	1,599
	Loss on early debt extinguishment	6,995	—
	Other non-cash items, net	3,508	2,174
	Changes in assets and liabilities, net of effect of acquisition:
	Trade accounts receivable	4,524	7,386
	Inventories and supplies	746	(395)
	Other current assets	(2,496)	(2,589)
	Non-current assets	2,910	1,594
	Accounts payable	(2,437)	(573)
	Contract acquisition payments	(4,515)	(583)
	Other accrued and non-current liabilities	(8,716)	(14,857)
	Net cash provided by operating activities of continuing operations	61,040	52,692

	Cash Flows from Investing Activities:
	Purchases of capital assets	(8,422)	(9,799)
	Payment for acquisition	—	(700)
	Purchases of customer lists	—	(70)
	Proceeds from sales of marketable securities	—	1,970
	Other	41	(159)
	Net cash used by investing activities of continuing operations	(8,381)	(8,758)

	Cash Flows from Financing Activities:
	Net payments on short-term debt	(7,000)	(26,000)
	Payments on long-term debt, including costs of debt reacquisition	(215,030)	—
	Proceeds from issuing long-term debt	200,000	—
	Payments for debt issue costs	(3,280)	(2,065)
	Change in book overdrafts	(825)	(1,454)
	Proceeds from issuing shares under employee plans	5,633	1,357
	Excess tax benefit from share-based employee awards	752	277
	Payments for common shares repurchased	(5,986)	—
	Cash dividends paid to shareholders	(12,881)	(12,835)
	Net cash used by financing activities of continuing operations	(38,617)	(40,720)

	Effect of Exchange Rate Change on Cash	427	325

	Net Change in Cash and Cash Equivalents	14,469	3,539
Cash and Cash Equivalents:	Beginning of Period	17,383	12,789
	End of Period	$31,852	$16,328

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Consolidated financial statements

The consolidated balance sheet as of March 31, 2011, the consolidated statements of income for the quarters ended March 31, 2011 and 2010 and the consolidated statements of cash flows for the quarters ended March 31, 2011 and 2010 are unaudited. The consolidated balance sheet as of December 31, 2010 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Note 2: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2011	December 31, 2010
Raw materials	$4,792	$4,879
Semi-finished goods	8,113	8,393
Finished goods	4,799	5,083
Total inventories	17,704	18,355
Supplies, primarily production	2,999	3,305
Inventories and supplies	$20,703	$21,660

Marketable securities – Available-for-sale marketable securities included within funds held for customers and other current assets were comprised of the following:

	March 31, 2011
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate investments:
Money market securities	$2,092	$—	$—	$2,092
Funds held for customers:(1)
Money market securities	5,230	—	—	5,230
Canadian and provincial government securities	5,332	—	(46)	5,286
Marketable securities – funds held for customers	10,562	—	(46)	10,516
Total marketable securities	$12,654	$—	$(46)	$12,608

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2011, also included cash and cash equivalents of $38,827.

	December 31, 2010
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate investments:
Money market securities	$2,029	$—	$—	$2,029
Funds held for customers:(1)
Money market securities	5,078	—	—	5,078
Canadian and provincial government securities	5,148	23	—	5,171
Marketable securities – funds held for customers	10,226	23	—	10,249
Total marketable securities	$12,255	$23	$—	$12,278

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2010, also included cash and cash equivalents of $25,471.

Expected maturities of available-for-sale securities as of March 31, 2011 were as follows:

(in thousands)	Fair value
Due in one year or less	$7,655
Due in one to three years	1,411
Due in three to five years	714
Due after five years	2,828
Total marketable securities	$12,608

Further information regarding the fair value of marketable securities can be found in Note 6: Fair value measurements.

Intangibles – Intangibles were comprised of the following:

	March 31, 2011			December 31, 2010
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	384,116	(322,274)	61,842	378,269	(314,267)	64,002
Customer lists/relationships	71,838	(49,125)	22,713	72,292	(43,660)	28,632
Distributor contracts	30,900	(26,846)	4,054	30,900	(26,396)	4,504
Trade names	59,360	(22,880)	36,480	59,361	(22,009)	37,352
Other	8,648	(7,315)	1,333	8,602	(7,080)	1,522
Amortizable intangibles	554,862	(428,440)	126,422	549,424	(413,412)	136,012
Intangibles	$573,962	$(428,440)	$145,522	$568,524	$(413,412)	$155,112

Total amortization of intangibles was $14.6 million for the quarter ended March 31, 2011 and $10.4 million for the quarter ended March 31, 2010. Based on the intangibles in service as of March 31, 2011, estimated future amortization expense is as follows:

(in thousands)
Remainder of 2011	$31,697
2012	26,979
2013	16,762
2014	8,053
2015	5,141

Goodwill – Changes in goodwill during the quarter ended March 31, 2011 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2010:
Goodwill	$596,534	$897	$148,506	$745,937
Accumulated impairment charges	(20,000)	—	—	(20,000)
	576,534	897	148,506	725,937
Currency translation adjustment	56	—	—	56
Balance, March 31, 2011:
Goodwill	596,590	897	148,506	745,993
Accumulated impairment charges	(20,000)	—	—	(20,000)
	$576,590	$897	$148,506	$725,993

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2011	December 31, 2010
Contract acquisition costs	$53,107	$57,476
Deferred advertising costs	15,305	15,832
Other	21,906	20,939
Other non-current assets	$90,318	$94,247

See Note 14 for a discussion of market risks related to contract acquisition costs. Changes in contract acquisition costs during the quarters ended March 31, 2011 and 2010 were as follows:

	Quarter Ended March 31,
(in thousands)	2011	2010
Balance, beginning of year	$57,476	$45,701
Additions(1)	143	14,083
Amortization	(4,427)	(5,007)
Other	(85)	—
Balance, end of period	$53,107	$54,777

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $4,515 for the quarter ended March 31, 2011 and $583 for the quarter ended March 31, 2010.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2011	December 31, 2010
Funds held for customers	$49,130	$35,475
Customer rebates	18,483	19,201
Interest	13,233	5,227
Employee profit sharing/cash bonus and pension	10,590	34,109
Wages, including vacation	8,226	5,898
Restructuring due within one year (see Note 7)	4,415	6,435
Contract acquisition costs due within one year	4,203	8,550
Other	38,989	29,139
Accrued liabilities	$147,269	$144,034

Note 3: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2011	2010
Earnings per share – basic:
Income from continuing operations	$32,556	$33,783
Income allocated to participating securities	(114)	(187)
Income available to common shareholders	$32,442	$33,596

Weighted-average shares outstanding	51,298	51,041
Earnings per share – basic	$0.63	$0.66

Earnings per share – diluted:
Income from continuing operations	$32,556	$33,783
Income allocated to participating securities	—	(187)
Re-measurement of share-based awards classified as liabilities	36	55
Income available to common shareholders	$32,592	$33,651

Weighted-average shares outstanding	51,298	51,041
Dilutive impact of potential common shares	555	178
Weighted-average shares and potential common shares outstanding	51,853	51,219

Earnings per share – diluted	$0.63	$0.66

Antidilutive options excluded from calculation	1,536	2,391

Note 4: Assets held for sale and discontinued operations

Assets held for sale as of March 31, 2011 consisted of our facility located in Thorofare, New Jersey, which was closed in April 2009. Assets held for sale as of December 31, 2010 also included our facility located in Greensboro, North Carolina, which was closed in July 2009. Both facilities previously housed manufacturing operations, while the Thorofare location also housed a customer call center. The Greensboro facility was sold in January 2011 for net cash proceeds of $0.7 million, realizing a pre-tax gain of $0.1 million. We are actively marketing the Thorofare property and expect its selling price to exceed its carrying value.

Net loss from discontinued operations for the quarter ended March 31, 2010 related to the finalization of purchase consideration related to a previously divested business.

Note 5: Derivative financial instruments

In September 2009, we entered into interest rate swaps with a notional amount of $210.0 million to hedge against changes in the fair value of a portion of our ten-year bonds due in 2012. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not significant during the quarters ended March 31, 2011 and 2010.

The fair value of the interest rate swaps as of December 31, 2010 was an asset of $5.5 million, which is included in other non-current assets on the consolidated balance sheet. During the first quarter of 2011, we retired $195.5 million of our ten-year bonds due in 2012 (see Note 10). In conjunction with this debt retirement, a portion of the interest rate swaps was settled and we received cash payments of $2.5 million. We classify the cash flows from derivative instruments that have been designated as fair value or cash flow hedges in the same category as the cash flows from the items being hedged. As such, the $2.5 million cash received upon settlement of a portion of the interest rate swaps is included in net cash provided by operating activities of continuing operations on the consolidated statement of cash flows for the quarter ended March 31, 2011.

The fair value adjustment to the hedged debt increased the debt’s carrying value by $4.9 million as of December 31, 2010. In conjunction with the debt retirement during the quarter ended March 31, 2011, we recognized $3.1 million of the fair value adjustment, decreasing the loss on early debt extinguishment. The remainder of the fair value adjustment to the hedged debt as of the date hedge accounting was discontinued was $1.4 million, which will be recorded as a decrease to interest expense over the term of the remaining debt.

Remaining interest rate swaps as of March 31, 2011 with a notional amount of $84.8 million were redesignated as fair value hedges during March 2011. The fair value of the interest rate swaps as of March 31, 2011 was an asset of $1.9 million, which is included in other non-current assets on the consolidated balance sheet. The fair value adjustment to the hedged debt increased the debt’s carrying value by $1.1 million as of March 31, 2011.

See Note 6 for further information regarding the fair value of these instruments.

Note 6: Fair value measurements

Recurring fair value measurements – We held an investment in a Canadian money market fund of $2.1 million as of March 31, 2011 and $2.0 million as of December 31, 2010. This investment is included in other current assets on the consolidated balance sheets. The money market fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters ended March 31, 2011 and 2010.

Funds held for customers included available-for-sale marketable securities of $10.5 million as of March 31, 2011 and $10.2 million as of December 31, 2010. A portion of these assets represents an investment in a Canadian money market fund. The remainder of the assets relates to a mutual fund investment which invests in Canadian and provincial government securities. These funds are not traded in active markets and their fair values are determined by obtaining quoted prices in active markets for the underlying securities held by the funds. Unrealized gains and losses on these investments, net of tax, are included in other comprehensive loss on the consolidated balance sheets. Realized gains and losses are included in revenue on the consolidated statements of income and were not significant for the quarters ended March 31, 2011 and 2010. The cost of securities sold is determined using the average cost method.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments on the consolidated balance sheets. Long-term investments also include cash surrender values of insurance contracts. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense in the consolidated statements of income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of income. The cost of securities sold is determined using the average cost method. We recognized a net unrealized gain on the investment in mutual funds of $0.2 million during the quarter ended March 31, 2011. Net unrealized gains recognized during the quarter ended March 31, 2010 and realized gains recognized during the quarters ended March 31, 2011 and 2010 were not significant.

The fair value of interest rate swaps (see Note 5) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate. During the quarter ended March 31, 2011, we recognized a loss on these derivative instruments of $1.0 million, which was partially offset by a gain of $0.6 million related to a decrease in the fair value of the hedged long-term debt. During the quarter ended March 31, 2010, we recognized a gain on these derivative instruments of $2.5 million, which was largely offset by a loss of $2.3 million related to an increase in the fair value of the hedged long-term debt. These changes in fair value are included in interest expense in the consolidated statements of income.

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
(in thousands)	Fair value as of March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$10,516	$—	$10,516	$—
Marketable securities – corporate investments	2,092	—	2,092	—
Long-term investment in mutual funds	2,309	2,309	—	—
Derivative assets	1,863	—	1,863	—

		Fair value measurements using
(in thousands)	Fair value as of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$10,249	$—	$10,249	$—
Marketable securities – corporate investments	2,029	—	2,029	—
Long-term investment in mutual funds	2,283	2,283	—	—
Derivative assets	5,456	—	5,456	—

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

Long-term debt – The fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market (Level 1 fair value measurement), with the exception of the debt issued in March 2011 which is not currently traded in an active market. The fair value of this debt is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates (Level 2 fair value measurement). The fair value is estimated as the present value of estimated future cash flows discounted using the LIBOR rate. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$31,852	$31,852	$17,383	$17,383
Cash and cash equivalents – funds held for customers	38,827	38,827	25,471	25,471
Short-term debt	—	—	7,000	7,000
Long-term debt	739,204	749,467	748,122	751,978

Note 7: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2011	2010
Severance accruals	$796	$681
Severance reversals	(738)	(820)
Operating lease obligations	—	415
Net restructuring accruals	58	276
Other costs	1,416	102
Net restructuring charges	$1,474	$378

2011 restructuring charges – During the quarter ended March 31, 2011, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continue to reduce costs, primarily within our fulfillment and shared services organizations. The restructuring accruals included severance benefits for approximately 20 employees. These charges were reduced by the reversal of restructuring accruals recorded primarily in 2010 as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities. The net restructuring charges were reflected as net restructuring charges of $0.1 million within cost of goods sold and net restructuring charges of $1.4 million within operating expenses in the consolidated statement of income for the quarter ended March 31, 2011.

2010 restructuring charges – During the quarter ended March 31, 2010, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continued our cost reduction initiatives, primarily within the fulfillment function, as well as an additional charge for an operating lease related to a facility closed in 2008. The restructuring accruals included severance benefits for 30 employees. These charges were reduced by the reversal of restructuring accruals recorded in 2008 and 2009 as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities. The net restructuring charges were reflected as net restructuring charges of $0.6 million within cost of goods sold and net restructuring reversals of $0.2 million within operating expenses in the consolidated statement of income for the quarter ended March 31, 2010.

Restructuring accruals of $4.7 million as of March 31, 2011 are reflected in the consolidated balance sheet as accrued liabilities of $4.4 million and other non-current liabilities of $0.3 million. Restructuring accruals of $6.8 million as of December 31, 2010 are reflected in the consolidated balance sheet as accrued liabilities of $6.4 million and other non-current liabilities of $0.4 million. The majority of the employee reductions are expected to be completed by the end of 2011. We expect most of the related severance payments to be fully paid by mid-2012, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through May 2013. As of March 31, 2011, approximately 245 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K.

As of March 31, 2011, our restructuring accruals, by company initiative, were as follows:

(in thousands)	2008 initiatives	2009 initiatives	2010 initiatives	2011 initiatives	Total
Balance, December 31, 2010	$117	$652	$6,029	$—	$6,798
Restructuring charges	—	—	69	727	796
Restructuring reversals	(10)	(55)	(673)	—	(738)
Payments, primarily severance	(64)	(225)	(1,764)	(103)	(2,156)
Balance, March 31, 2011	$43	$372	$3,661	$624	$4,700

Cumulative amounts:
Restructuring charges	$27,545	$11,015	$9,709	$727	$48,996
Restructuring reversals	(5,880)	(1,668)	(937)	—	(8,485)
Payments, primarily severance	(21,622)	(8,975)	(5,111)	(103)	(35,811)
Balance, March 31, 2011	$43	$372	$3,661	$624	$4,700

As of March 31, 2011, the components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2010	$1,248	$1,954	$252	$2,616	$236	$492	$6,798
Restructuring charges	91	7	8	690	—	—	796
Restructuring reversals	(559)	(45)	—	(134)	—	—	(738)
Inter-segment transfer	16	234	2	(252)	—	—	—
Payments	(405)	(550)	(68)	(1,020)	(62)	(51)	(2,156)
Balance, March 31, 2011	$391	$1,600	$194	$1,900	$174	$441	$4,700

Cumulative amounts(1):
Restructuring charges	$14,101	$6,708	$2,827	$23,041	$1,810	$509	$48,996
Restructuring reversals	(2,326)	(879)	(125)	(4,762)	(393)	—	(8,485)
Inter-segment transfer	805	619	63	(1,487)	—	—	—
Payments	(12,189)	(4,848)	(2,571)	(14,892)	(1,243)	(68)	(35,811)
Balance, March 31, 2011	$391	$1,600	$194	$1,900	$174	$441	$4,700

(1) Includes accruals related to our cost reduction initiatives for 2008 through 2011.

Note 8: Pension and other postretirement benefits

We have historically provided certain health care benefits for a large number of retired employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K. See Note 14 for discussion of the risks associated with the plan assets of our postretirement benefit plan.

Pension and postretirement benefit expense for the quarters ended March 31, 2011 and 2010 consisted of the following components:

	Postretirement benefit plan		Pension plan
(in thousands)	2011	2010	2011	2010
Interest cost	$1,667	$1,820	$41	$45
Expected return on plan assets	(1,963)	(1,806)	—	—
Amortization of prior service credit	(936)	(936)	—	—
Amortization of net actuarial losses	1,354	1,352	—	—
Net periodic benefit expense	$122	$430	$41	$45

Note 9:  Income tax provision

Our effective tax rate for the quarter ended March 31, 2011 was 33.0%, compared to our 2010 annual effective tax rate of 35.0%. The 2011 effective tax rate was favorably impacted 1.0 point by actions taken to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidies after 2012. Our 2011 tax rate also included a number of minor discrete items which collectively decreased our tax rate by 0.6 points.

Our 2010 effective tax rate included a $4.1 million charge resulting from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010 and requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan and increased our 2010 effective tax rate 1.7 points. Our 2010 effective tax rate also included favorable adjustments related to accruals for uncertain tax positions, which lowered our effective tax rate 1.3 percentage points.

Note 10: Debt

Debt outstanding was comprised of the following:

(in thousands)	March 31, 2011	December 31, 2010
5.0% senior, unsecured notes due December 15, 2012, net of discount, including cumulative change in fair value of hedged debt: 2011 - $1,147 increase; 2010 - $4,879 increase	$85,903	$284,843
5.125% senior, unsecured notes due October 1, 2014, net of discount	253,301	263,279
7.375% senior notes due June 1, 2015	200,000	200,000
7.0% senior notes due March 15, 2019	200,000	—
Long-term portion of debt	739,204	748,122
Amounts drawn on credit facility	—	7,000
Total debt	$739,204	$755,122

Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

All of our notes, with the exception of those due in 2012, include covenants that place restrictions on the issuance of additional debt and limitations on certain liens. The notes due in 2019 and 2015 also include limitations on our ability to issue redeemable stock and preferred stock, make loans and investments, and consolidate, merge or sell all or substantially all of our assets.

In March 2011, we issued $200.0 million of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. We anticipate registering the notes with the Securities and Exchange Commission (SEC) via a registration statement within 340 days of March 15, 2011. Interest payments are due each March and September. The notes are fully and unconditionally guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including increases in dividend levels and share repurchases. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. At any time prior to March 15, 2014, we may on any one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.7 million. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $197.6 million as of March 31, 2011, based on a pricing model utilizing readily observable market interest rates.

In May 2007, we issued $200.0 million of 7.375% senior notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including increases in dividend levels and share repurchases. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time on or after June 1, 2011 at redemption prices ranging from 100% to 103.688% of the principal amount. In addition, at any time prior to June 1, 2011, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used on October 1, 2007 as part of our repayment of $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $208.2 million as of March 31, 2011, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During the quarter ended March 31, 2011, we retired $10.0 million of these notes, realizing a pre-tax loss of $0.2 million. As of March 31, 2011, the fair value of the $253.5 million remaining notes outstanding was $256.3 million, based on quoted prices for identical liabilities when traded as assets.

In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2011, we completed a tender offer and retired $195.5 million of these notes, realizing a pre-tax loss of $6.8 million. As of March 31, 2011, the fair value of the $84.8 million remaining notes outstanding was $87.4 million, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 5, we have entered into interest rate swaps to hedge these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges. The carrying amount of long-term debt has increased $1.1 million since the inception of the interest rate swaps due to changes in the fair value of the hedged long-term debt.

As of March 31, 2011, we had a $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all personal property. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

The daily average amount outstanding under our credit facility during the quarter ended March 31, 2011 was $0.7 million at a weighted-average interest rate of 5.14%. As of March 31, 2011, no amounts were outstanding under our credit facility. During 2010, the daily average amount outstanding under our credit facility was $50.0 million at a weighted-average interest rate of 3.20%. As of December 31, 2010, $7.0 million was outstanding at a weighted-average interest rate of 5.25%. As of March 31, 2011, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Outstanding letters of credit	(8,762)
Net available for borrowing as of March 31, 2011	$191,238

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

Note 11:  Other commitments and contingencies

Information regarding indemnifications, environmental matters and self-insurance can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K.  No significant changes in these items occurred during the quarter ended March 31, 2011.

Note 12: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.0 million shares remain available for purchase under this authorization as of March 31, 2011. During the quarter ended March 31, 2011, we repurchased 0.2 million shares for $6.0 million.

Changes in shareholders’ equity during the quarter ended March 31, 2011 were as follows:

	Common shares		Additional	Retained	Accumulated other	Total shareholders’
(in thousands)	Number of shares	Par value	paid-in capital	earnings	comprehensive loss	equity
Balance, December 31, 2010	51,338	$51,338	$62,915	$161,957	$(50,012)	$226,198
Net income	—	—	—	32,556	—	32,556
Cash dividends	—	—	—	(12,881)	—	(12,881)
Common shares issued	342	342	5,452	—	—	5,794
Tax impact of share-based awards	—	—	306	—	—	306
Common shares repurchased	(232)	(232)	(5,754)	—	—	(5,986)
Other common shares retired	(53)	(53)	(1,311)	—	—	(1,364)
Fair value of share-based compensation	—	—	1,423	—	—	1,423
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(582)	(582)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	841	841
Amortization of loss on derivatives, net of tax(1)	—	—	—	—	757	757
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(51)	(51)
Currency translation adjustment	—	—	—	—	594	594
Balance, March 31, 2011	51,395	$51,395	$63,031	$181,632	$(48,453)	$247,605

(1) Relates to interest rate locks executed in 2004 and 2002. See the caption “Note 6: Derivative financial instruments” in the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K.

Accumulated other comprehensive loss was comprised of the following:

(in thousands)	March 31, 2011	December 31, 2010
Postretirement and defined benefit pension plans:
Unrealized prior service credit	$15,069	$15,651
Unrealized net actuarial losses	(67,502)	(68,343)
Postretirement and defined benefit pension plans, net of tax	(52,433)	(52,692)
Loss on derivatives, net of tax	(3,765)	(4,522)
Unrealized (loss) gain on marketable securities, net of tax	(38)	13
Currency translation adjustment	7,783	7,189
Accumulated other comprehensive loss	$(48,453)	$(50,012)

Note 13: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are sold through direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, independent distributors and dealers, and outbound telemarketing groups. Financial Services’ products and services for financial institutions include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, customer loyalty programs and profitability offers that provide insight into financial institution financial performance. These products and services are sold through multiple channels, including a direct sales force. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe.

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2010 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the quarters ended March 31, 2011 and 2010:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2011	$200,003	$88,014	$61,735	$—	$349,752
	2010	192,326	101,445	41,349	—	335,120
Operating income:	2011	35,770	15,697	15,988	—	67,455
	2010	29,070	23,988	15,897	—	68,955
Depreciation and amortization	2011	11,135	2,753	5,855	—	19,743
expense:	2010	11,438	2,901	1,108	—	15,447
Total assets:	2011	785,647	60,654	176,207	294,110	1,316,618
	2010	783,556	66,248	94,538	287,628	1,231,970
Capital asset purchases:	2011	—	—	—	8,422	8,422
	2010	—	—	—	9,799	9,799

Note 14: Market risks

Due to the downturn in the U.S. economy, including the liquidity crisis in the credit markets, as well as failures and consolidations of companies within the financial services industry since 2008, we have identified certain market risks which may affect our future operating performance.

Economic conditions –During the quarter ended March 31, 2009, we recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units, as well as an impairment charge of $4.9 million in our Small Business Services segment related to an indefinite-lived trade name. These charges resulted from the continuing negative impact of the economic downturn on our expected operating results. The annual impairment analyses completed during the quarter ended September 30, 2010 indicated that the calculated fair values of our reporting units’ net assets exceeded their carrying values by amounts between $43 million and $546 million, or by amounts between 55% and 442% above the carrying values of their net assets. The calculated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by $5.0 million based on the analysis completed during the quarter ended September 30, 2010. Due to the ongoing uncertainty in market conditions, which may negatively impact our expected operating results or share price, we will continue to monitor whether additional impairment analyses are required with respect to the carrying value of goodwill and the indefinite-lived trade name.

Postretirement benefit plan – The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29.9 million increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributed to an increase in postretirement benefit expense of $2.4 million in 2009, as compared to 2008. The fair value of our plan assets later recovered, increasing $21.6 million during 2009 and $11.0 million during 2010. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during the quarter ended March 31, 2011 or during 2010. Rather, we used cash provided by operating activities to make these payments.

Financial institution clients – Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if we were to lose a significant amount of business and/or we were unable to recover the value of an unamortized contract acquisition cost or account receivable. As of March 31, 2011, unamortized contract acquisition costs totalled $53.1 million, while liabilities for contract acquisition costs not paid as of March 31, 2011 were $14.0 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

Note 15: Subsequent event

During April 2011, we acquired substantially all of the assets of Banker’s Dashboard, LLC, for cash of $35 million plus 193,498 shares of our common stock to be issued at a later date. We funded the acquisition with cash on hand and a draw on our credit facility. Banker’s Dashboard is a provider of online financial management tools that provide banks with daily access to their financial position and general ledger information. This acquisition extends the range of products and services we offer to our financial institution clients. Its results of operations will be included in our Financial Services segment. Related transaction costs expensed during the quarter ended March 31, 2011 were not significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.2% of our consolidated revenue for the first quarter of 2011. This segment sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking. We have sold these products and services to approximately four million small businesses in the last 24 months. Small Business Services distributes its products and services through direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, Safeguard® distributors and a network of local independent dealers, as well as outbound telemarketing groups. Our Financial Services segment generated 25.2% of our consolidated revenue for the first quarter of 2011. This segment’s products and services for financial institutions include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, customer loyalty programs and profitability offers that provide insight into financial institution financial performance. These products and services are sold through multiple channels, including a direct sales force, to approximately 6,200 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 17.6% of our consolidated revenue for the first quarter of 2011. This segment is the nation’s leading direct-to-consumer check supplier, selling under various brand names including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company® and Artistic Checks®, among others. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe.

Throughout the downturn in the U.S economy which began in late 2008, we have focused on capitalizing on transformational opportunities available to us so that we will be positioned to deliver strong operating margins once the economy recovers.  These opportunities include new product offerings, brand awareness and positioning initiatives, investing in technology for new service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers and cost reductions. In addition, we invested in various acquisitions that offer business services, extend our direct-to-consumer offerings, improve our operating cash flow, and extend the range of products and services we offer to our financial institution clients. During 2011, we will continue our focus in these areas, with an emphasis on revenue growth, introducing new business services solutions for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases with new business services focus. Accordingly, during April 2011, we acquired substantially all of the assets of Banker’s Dashboard, LLC, for cash of $35 million plus 193,498 shares of our common stock to be issued at a later date. Banker’s Dashboard is a provider of online financial management tools that provide banks with daily access to their financial position and general ledger information. The acquisition is expected to be neutral to earnings per share in 2011.

Our earnings for the first quarter of 2011, as compared to the first quarter of 2010, benefited from the following:

•	Continuing initiatives to reduce our cost structure, primarily within sales, marketing and manufacturing;
•	Price increases in Small Business Services and Financial Services;
•	A lower effective income tax rate in 2011 driven primarily by a $3.4 million charge in 2010 related to the tax impact of health care legislation; and
•	The discontinuation of contributions to our defined contribution pension plan.

These benefits were partially offset by the following:

•	Recognition of deferred revenue in 2010 from a Financial Services contract settlement executed in the fourth quarter of 2009;
•
Pre-tax losses of $8.3 million in the first quarter of 2011 from the retirement of long-term notes, including interest expense of $1.3 million due to the accelerated recognition of a related derivative loss and the settlement of interest rate swaps;

•	Reduced volume for our personal check businesses due primarily to the continuing decline in check usage;
•	Investments in brand awareness and business development initiatives; and
•	Increases in material costs and delivery rates.

Our Strategies

Details concerning our strategies were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). There were no significant changes in our strategies during the first quarter of 2011.

Cost Reduction Initiatives

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2010 Form 10-K, we anticipate that we will realize cost reductions of $65 million in 2011, as compared to our 2010 results of operations. We are currently on track to realize these savings during 2011. To date, most of our savings are from our sales and marketing and fulfillment organizations.

Outlook for 2011

We anticipate that consolidated revenue from continuing operations will be between $1.385 billion and $1.420 billion for 2011, as compared to $1.402 billion for 2010, which included revenue of $24.6 million from a contract settlement executed in the third quarter of 2010. At the high end of the range, we are planning for only a slight improvement in economic conditions in the second half of the year. In Small Business Services, we expect the percentage increase in revenue to be in the low to mid-single digits compared to 2010, as the benefits of our e-commerce investments, growth in business services offerings and price increases are expected to be partially offset by declines in core business products. In Financial Services, we expect the percentage decrease in revenue to be in the low to mid-single digits, driven by check order declines of approximately seven to eight percent compared to 2010 given the increases in electronic payments, as well as lower revenue per order. We expect the related revenue pressure in Financial Services to be partially offset by a new large customer which we expect will begin contributing volume early in the third quarter of 2011, and continued contributions from non-check revenue. In Direct Checks, we expect the percentage increase in revenue to be in the mid-single digits compared to 2010, driven by a full year of revenue from the Custom Direct acquisition, partially offset by check usage declines.

We expect that 2011 diluted earnings per share will be between $2.73 and $2.93, which includes total estimated charges of $0.17 per share related to losses on the repurchase of long-term debt, restructuring-related costs and transaction costs related to acquisitions. Earnings per share for 2010 was $2.96, which included total charges of $0.21 per share related to restructuring-related costs and a first quarter charge to income tax expense driven by the impact of recent health care legislation. Earnings per share for 2010 also included a $0.31 per share impact of the $24.6 million contract settlement executed in the third quarter of 2010. We expect that the impact of continued execution of our cost reduction initiatives will be partially offset by the following:

•	Continued investments in revenue growth opportunities and brand awareness;
•	Increases in material costs and delivery rates;
•	Employee merit wage increases which were reinstated in March 2011; and
•	Increased interest expense related to the $200.0 million issuance of 7.0% notes due in 2019 and the retirement of $195.5 million of 5.0% notes due in 2012.

We estimate that our annual effective tax rate for 2011 will be approximately 33%, compared to 35% in 2010.

We anticipate that net cash provided by operating activities of continuing operations will be between $215 million and $230 million in 2011, compared to $212.6 million in 2010, driven by higher earnings on the upper end of our outlook range, continued progress on working capital initiatives and slightly lower contract acquisition payments. We estimate that capital spending will be approximately $35 million in 2011 as we continue to invest in revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we have cash flow in excess of these priorities, our focus during 2011 will be on repurchasing common shares to offset the dilutive impact of shares issued under employee plans, as well as further reducing our debt. During the first quarter of 2011, we paid off the amounts outstanding under our credit facility and we retired $195.5 million of long-term notes due in 2012 and $10.0 million of long-term notes due in 2014, realizing a pre-tax loss of $8.3 million, including $1.3 million of interest expense due to the accelerated recognition of a related derivative loss and the settlement of interest rate swaps. We also completed the issuance of $200.0 million of 7.0% notes due in 2019, collecting net proceeds of $196.7 million.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Form 10-K. There were no significant changes in these items during the first quarter of 2011.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2011	2010	Change
Revenue	$349,752	$335,120	4.4%

Orders	13,818	14,002	(1.3%)
Revenue per order	$25.31	$23.93	5.8%

The increase in revenue for the first quarter of 2011, as compared to the first quarter of 2010, was due to a revenue contribution of $22.4 million from the acquisition of Custom Direct in April 2010, price increases, growth in business services and a favorable currency exchange rate impact of $1.0 million. These revenue increases were partially offset by the recognition of deferred revenue in 2010 from a Financial Services contract settlement executed in the fourth quarter of 2009, as well as lower order volume for our personal check businesses.

The number of orders decreased for the first quarter of 2011, as compared to the first quarter of 2010, due primarily to the continuing decline in check and forms usage, partially offset by the addition of Custom Direct orders, which increased orders 4.6 percentage points as compared to the first quarter of 2010. Revenue per order increased for the first quarter of 2011, as compared to the first quarter of 2010, primarily due to the benefit of price increases, partially offset by the recognition of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009 and continued pricing pressure within Financial Services.

Consolidated Gross Margin
	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Gross profit	$229,589	$216,757	5.9%
Gross margin	65.6%	64.7%	0.9 .	pts

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

Gross margin increased for the first quarter of 2011, as compared to the first quarter of 2010, due primarily to the higher revenue per order discussed earlier, manufacturing and delivery efficiencies and other benefits resulting from our cost reduction initiatives, and favorable product mix. Partially offsetting these increases in gross margin were higher material costs and delivery rates.

Consolidated Selling, General & Administrative Expense

	Quarter Ended March 31,
(in thousands)	2011	2010	Change
SG&A expense	$160,817	$148,045	8.6%
SG&A as a percentage of revenue	46.0%	44.2%	1.8.	pts

The increase in SG&A expense for the first quarter of 2011, as compared to the first quarter of 2010, was driven primarily by operating expenses of Custom Direct, which was acquired in April 2010, as well as marketing investments in our brand positioning and business development initiatives. These increases were partially offset by various cost reduction initiatives within our shared services organizations, primarily within sales and marketing, and the discontinuation of contributions to our defined contribution pension plan in 2011, which reduced SG&A expense approximately $2 million as compared to the first quarter of 2010.

Net Restructuring Charges (Reversals)

	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Net restructuring charges (reversals)	$1,427	$(243)	$1,670

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to accruals for severance benefits. Additional restructuring charges of $0.1 million in the first quarter of 2011 and $0.6 million in the first quarter of 2010 were included within cost of goods sold in our consolidated statements of income. Further information can be found under Restructuring Costs.

Loss on Early Debt Extinguishment

	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Loss on early debt extinguishment	$6,995	$—	$6,995

During the first quarter of 2011, we retired $205.5 million of long-term notes, realizing a pre-tax loss of $7.0 million. We may retire additional debt, depending on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Interest expense	$12,038	$10,535	14.3%
Weighted-average debt outstanding	744,520	761,338	(2.2%)
Weighted-average interest rate	5.37%	5.12%	0.25	pt.

The increase in interest expense for the first quarter of 2011, as compared to the first quarter of 2010, was due, in part, to charges of $1.3 million driven by the retirement of long-term notes during the first quarter of 2011. The debt retirements required that we accelerate the recognition of a portion of a derivative loss, and we recognized expense related to the settlement of a portion of our interest rate swap agreements. Our higher average interest rate in 2011 also contributed to the increase in interest expense. These increases in interest expense were partially offset by our lower average debt level in 2011.

Income Tax Provision
	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Income tax provision	$16,021	$24,281	(34.0)%
Effective tax rate	33.0%	41.8%	(8.8	) pts.

The decrease in our effective tax rate for the first quarter of 2011, as compared to the first quarter of 2010, was primarily due to discrete income tax expense in 2010, which increased our effective tax rate by 6.3 points. The discrete items in 2010 consisted primarily of a $3.4 million charge resulting from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010, and requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan.

Our effective tax rate for the first quarter of 2011 was favorably impacted 1.0 point by actions taken to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidies after 2012. Our 2011 tax rate also included a number of minor discrete items which collectively decreased our tax rate by 0.6 points. Additionally, our state and foreign tax rates were lower in 2011, and our estimated research and development tax credit for 2011 was higher than the previous year.

RESTRUCTURING COSTS

During the first quarter of 2011, we recorded net restructuring charges of $1.5 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $0.1 million. The restructuring accruals included charges of $0.8 million related to severance for employee reductions in various functional areas as we continue to reduce costs, primarily within our fulfillment and shared services organizations. The restructuring accruals included severance benefits for approximately 20 employees. These charges were reduced by the reversal of $0.7 million of restructuring accruals recorded primarily in 2010, as fewer employees received severance benefits than originally estimated. The net restructuring charges were reflected as net restructuring charges of $0.1 million within cost of goods sold and net restructuring charges of $1.4 million within operating expenses in the consolidated statement of income for the quarter ended March 31, 2011.

During 2010, we recorded net restructuring charges of $10.3 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $7.5 million. The net restructuring accruals included charges of $9.3 million related to severance for employee reductions primarily resulting from reductions in various functional areas as we continued our cost reduction initiatives, as well as actions related to our integration of Custom Direct. The net restructuring accruals included severance benefits for approximately 470 employees.

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

During 2009, we closed seven manufacturing operations and two customer call centers which were located in five leased facilities and three owned facilities. The operations and related assets were relocated to other locations. We have remaining rent obligations for three of the five leased facilities, with the remaining rental payments to be paid through May 2013. In January 2011, we sold one of the owned facilities, realizing a pre-tax gain of $0.1 million, and we are actively marketing the remaining two owned facilities. Although we closed the manufacturing operations within our Colorado Springs, Colorado facility during 2009, this owned location also houses administrative functions and two customer call centers, one of which we closed during the first quarter of 2010. Once this facility is sold, we plan to relocate the remaining employees to another location in the same area. The majority of the employee reductions included in our restructuring accruals are expected to be completed by the end of 2011, with most of the related severance payments to be paid by mid-2012, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $5 million in cost of goods sold and $9 million in SG&A expense in 2011, in comparison to our 2010 results of operations, which represents a portion of our $65 million cost reduction target for 2011. Expense reductions consist primarily of labor and facility costs.

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

Small Business Services

 This segment sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are sold through direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, Safeguard distributors and a network of local dealers, as well as outbound telemarketing groups.

	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Revenue	$200,003	$192,326	4.0%
Operating income	35,770	29,070	23.0%
Operating margin	17.9%	15.1%	2.8	pt.

The increase in revenue for the first quarter of 2011, as compared to the first quarter of 2010, was due primarily to price increases, a favorable currency exchange rate impact of $1.0 million related to our Canadian operations and growth in business services revenue and our distributor channel. Partially offsetting these increases was the continuing decline in check and forms usage.

The increase in operating income and operating margin for the first quarter of 2011, as compared to the first quarter of 2010, was due to price increases, the benefit of continued cost reduction initiatives and the discontinuation of contributions to our defined contribution pension plan in 2011, partially offset by brand awareness and business development investments and increases in material costs and delivery rates.

Financial Services

Financial Services’ products and services for financial institutions include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, customer loyalty programs and profitability offers that provide insight into financial institution financial performance. These products and services are sold through multiple channels, including a direct sales force.

	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Revenue	$88,014	$101,445	(13.2%)
Operating income	15,697	23,988	(34.6)%
Operating margin	17.8%	23.6%	(5.8	) pt.

The decrease in revenue for the first quarter of 2011, as compared to the first quarter of 2010, was due to the recognition of deferred revenue in 2010 from a contract termination settlement executed in the fourth quarter of 2009, a decrease in order volume resulting primarily from the continued decline in check usage, and continuing competitive pricing pressure. The recognition of the deferred revenue in 2010 accounted for 7.3 percentage points of the 13.2% decrease in revenue. Partially offsetting these revenue decreases were price increases implemented in the first quarter of 2011 and the second quarter of 2010, as well as increased services revenue.

Operating income and operating margin decreased for the first quarter of 2011, as compared to the first quarter of 2010, primarily due to the decrease in revenue, increased material costs and delivery rates, and business development investments. These decreases in operating income and operating margin were partially offset by the benefit of our various cost reduction initiatives and the discontinuation of contributions to our defined contribution pension plan in 2011.

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

	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Revenue	$61,735	$41,349	49.3%
Operating income	15,988	15,897	0.6%
Operating margin	25.9%	38.4%	(12.5	) pt.

The increase in revenue for the first quarter of 2011, as compared to the first quarter of 2010, was due to the revenue contribution of $22.4 million from the acquisition of Custom Direct in April 2010. Partially offsetting the impact of the acquisition was a reduction in orders stemming from the decline in check usage.

The increase in operating income for the first quarter of 2011, as compared to the first quarter of 2010, was due primarily to the contribution of the Custom Direct acquisition and the benefit of our cost reduction initiatives. These increases in operating income were offset by the lower order volume and increased material costs and delivery rates. The decrease in operating margin for the first quarter of 2011, as compared to the first quarter of 2010, reflects the impact of Custom Direct’s operations. We anticipate operating margins in this segment will be in the high 20% range during 2011.

CASH FLOWS

As of March 31, 2011, we held cash and cash equivalents of $31.9 million. The following table shows our cash flow activity for the quarters ended March 31, 2011 and 2010, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Continuing operations:
Net cash provided by operating activities	$61,040	$52,692	$8,348
Net cash used by investing activities	(8,381)	(8,758)	377
Net cash used by financing activities	(38,617)	(40,720)	2,103
Effect of exchange rate change on cash	427	325	102
Net change in cash and cash equivalents	$14,469	$3,539	$10,930

The $8.3 million increase in cash provided by operating activities for the first quarter of 2011, as compared to the first quarter of 2010, was due primarily to cash provided by earnings driven by benefits from our cost reduction initiatives and price increases, as well as a $3.4 million decrease in pension contributions and employee profit sharing/cash bonus payments related to our 2010 performance. These increases in cash provided by operating activities were partially offset by an increase of $3.9 million in contract acquisition payments, as well as higher interest payments driven by disbursements made in conjunction with the retirement of long-term notes during the first quarter of 2011.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Pension contributions and employee profit sharing/cash bonus payments	$26,435	$29,790	$(3,355)
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	11,300	12,700	(1,400)
Contract acquisition payments	4,515	583	3,932
Income tax payments	3,783	3,875	(92)
Interest payments	2,765	151	2,614
Severance payments	2,043	3,954	(1,911)

Net cash used by investing activities in the first quarter of 2011 was $0.4 million lower than the first quarter of 2010 due primarily to a $1.4 million decrease in purchases of capital assets, cash of $0.7 million used to complete an acquisition in 2010 and proceeds of $0.7 million from a facility sale in 2011, partially offset by proceeds from sales of marketable securities in 2010. Net cash used by financing activities in the first quarter of 2011 was $2.1 million lower than the first quarter of 2010 due primarily to proceeds of $200.0 million from the issuance of long-term debt in 2011, lower payments on our credit facility and a $4.3 million increase in proceeds from issuing shares under employee plans. Partially offsetting these decreases in the use of cash were payments of $215.0 million to retire long-term debt and payments of $6.0 million to repurchase common shares.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Proceeds from issuing long-term debt	$200,000	$—	$200,000
Proceeds from sales of marketable securities	—	1,970	(1,970)
Proceeds from issuing shares under employee plans	5,633	1,357	4,276

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2011	2010	Change
Payments on long-term debt	$215,030	$—	$215,030
Cash dividends paid to shareholders	12,881	12,835	46
Purchases of capital assets	8,422	9,799	(1,377)
Net payments on short-term debt	7,000	26,000	(19,000)
Payments for common shares repurchased	5,986	—	5,986
Payments for debt issue costs	3,280	2,065	1,215

We anticipate that net cash provided by operating activities will be between $215 million and $230 million in 2011, compared to $212.6 million in 2010, driven by higher earnings on the upper end of our outlook range, continued progress on working capital initiatives and slightly lower contract acquisition payments. We anticipate that cash generated by operating activities in 2011 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $35 million, the $35 million acquisition of Banker’s Dashboard in April 2011, possibly additional small-to-medium-sized acquisitions, share repurchases and debt reduction. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We had $191.2 million available for borrowing under our credit facility as of March 31, 2011. We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations for the next 12 months, including capital expenditures, possible small-to-medium-sized acquisitions, required debt service and dividend payments.

CAPITAL RESOURCES

Our total debt was $739.2 million as of March 31, 2011, a decrease of $15.9 million from December 31, 2010. During September 2009, we entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012. As of March 31, 2011, interest rate swaps with a notional amount of $84.8 million, representing the entire outstanding principal amount of our long-term debt due in 2012, were designated as fair value hedges. The carrying amount of long-term debt as of March 31, 2011 included a $1.1 million increase related to adjusting the hedged debt for changes in its fair value. As of December 31, 2010, this fair value adjustment was an increase of $4.9 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 5: Derivative financial instruments” and “Note 10: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$653,301	6.4%	$533,502	6.0%	$119,799
Floating interest rate	85,903	3.3%	221,620	3.4%	(135,717)
Total debt	739,204	6.0%	755,122	5.2%	(15,918)
Shareholders’ equity	247,605		226,198		21,407
Total capital	$986,809		$981,320		$5,489

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 6.0 million shares remained available for purchase under this authorization as of March 31, 2011. We repurchased 0.2 million shares during the first quarter of 2011 for $6.0 million. Information regarding changes in shareholders’ equity appears under the caption “Note 12: Shareholders equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of March 31, 2011, we had a $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all personal property. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of March 31, 2011 and we expect to remain in compliance with all debt covenants throughout the next 12 months.

The daily average amount outstanding under our credit facility during the quarter ended March 31, 2011 was $0.7 million at a weighted-average interest rate of 5.14%. As of March 31, 2011, no amounts were outstanding under our credit facility. During 2010, the daily average amount outstanding under our credit facility was $50.0 million at a weighted-average interest rate of 3.20%. As of December 31, 2010, $7.0 million was outstanding at a weighted-average interest rate of 5.25%. As of March 31, 2011, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Outstanding letters of credit	(8,762)
Net available for borrowing as of March 31, 2011	$191,238

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $4.5 million for the quarter ended March 31, 2011 and $0.6 million for the quarter ended March 31, 2010. We anticipate cash payments of approximately $20 million in 2011. Changes in contract acquisition costs during the first quarters of 2011 and 2010 were as follows:

	Quarter Ended March 31,
(in thousands)	2011	2010
Balance, beginning of year	$57,476	$45,701
Additions	143	14,083
Amortization	(4,427)	(5,007)
Other	(85)	—
Balance, end of period	$53,107	$54,777

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $4.2 million as of March 31, 2011 and $8.6 million as of December 31, 2010. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $9.8 million as of March 31, 2011 and $9.9 million as of December 31, 2010.

Funds held for customers – Funds held for customers of $49.3 million as of March 31, 2011 increased $13.6 million from December 31, 2010. The increase in funds held for customers, and the corresponding accrued liability, was due primarily to the day of the week on which each period ended as compared to the timing of customers’ payrolls.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, including breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any likely liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.

A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2010 Form 10-K. There were no significant changes in these obligations during the first quarter of 2011, with the exception of a change in our long-term debt maturities. As discussed in Executive Overview, during the first quarter of 2011,we retired $195.5 million of 5.0% long-term notes due in 2012 and $10.0 million of 5.125% long-term notes due in 2014. We also completed the issuance of $200.0 million of 7.0% notes due in 2019.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the quarter ended March 31, 2011 or during 2010.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2010 Form 10-K. There were no changes in these policies during the first quarter of 2011.

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

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. Known material risks are discussed in Item 1A of the 2010 Form 10-K and are incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2011, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing December 2012, including increase of $1,147 related to the cumulative change in fair value of hedged debt	$85,903	$87,393	3.34%
Long-term notes maturing October 2014	253,301	256,291	5.13%
Long-term notes maturing June 2015	200,000	208,160	7.38%
Long-term notes maturing March 2019	200,000	197,623	7.00%
Total debt	$739,204	$749,467	6.04%

(1)
Based on quoted market prices as of March 31, 2011 for identical liabilities when traded as assets, with the exception of the notes maturing in March 2019. The fair value of these notes was determined by means of a pricing model utilizing readily observable market interest rates.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

During September 2009, we entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012. As of March 31, 2011, interest rate swaps with a notional amount of $84.8 million, representing the entire outstanding principal amount of our long-term debt due in 2012, were designated as fair value hedges. The carrying amount of long-term debt as of March 31, 2011 included a $1.1 million increase related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Hedge ineffectiveness was not significant during the first quarters of 2011 or 2010.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $0.2 million change in interest expense for the first quarter of 2011, excluding the impact of the interest rate swaps.

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

(b)  Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). There have been no significant changes to these risk factors since we filed the 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which we completed during the first quarter of 2011.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2011 –January 31, 2011	—	$—	—	6,197,350

February 1, 2011 –February 28, 2011	20,000	25.52	20,000	6,177,350

March 1, 2011 – March 31, 2011	212,450	25.77	212,450	5,964,900
Total	232,450	$25.75	232,450	5,964,900

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and we may purchase additional shares under this authorization in the future.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2011, we withheld 46,289 shares in conjunction with the vesting and exercise of equity-based awards.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.
Exhibit Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*

4.1
Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)
*

4.2
First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)
*

4.3
Second Supplemental Indenture, dated as of March 11, 2011, between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)
*

4.4
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)
*

4.5
Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)
*

4.6
Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)
*

4.7
Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)
*

4.8	Specimen of 7.375% Senior Notes due 2015 (included in Exhibit 4.7)	*

4.9
Supplemental Indenture, dated as of March 12, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2010)
*

4.10
Supplemental Indenture, dated as of September 9, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 2010)
*

4.11
Indenture, dated as of March 15, 2011, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 7.00% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)
*

4.12
Registration Rights Agreement, dated as of March 15, 2011, by and among us, the guarantors listed on the signature pages thereto and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the quarters ended March 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the quarters ended March 31, 2011 and 2010, and (iv) Condensed Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text**
Furnished herewith

___________________
* Incorporated by reference

** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 6, 2011	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2011	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the quarters ended March 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the quarters ended March 31, 2011 and 2010, and (iv) Condensed Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text