Form 10-Q
period 2011-06-30
DELUXE CORP
filed 2011-08-08
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)
Minnesota	41-0216800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

(651) 483-7111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  ☑Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 26, 2011 was 51,033,922.

PART I − FINANCIAL INFORMATION

Item 1.   Financial Statements.

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$17,626	$17,383
Trade accounts receivable (net of allowances for uncollectible accounts of $4,114 and $4,130, respectively)	65,177	66,471
Inventories and supplies	21,359	21,660
Deferred income taxes	8,624	9,390
Funds held for customers	43,404	35,720
Other current assets	26,986	20,613
Total current assets	183,176	171,237
Long-Term Investments (including $2,375 and $2,283 of investments at fair value, respectively)	38,288	37,410
Property, Plant, and Equipment (net of accumulated depreciation of $343,845 and $338,419, respectively)	117,081	120,221
Assets Held for Sale	3,937	4,527
Intangibles (net of accumulated amortization of $442,158 and $413,412, respectively)	152,525	155,112
Goodwill	752,289	725,937
Other Non-Current Assets	87,680	94,247
Total assets	$1,334,976	$1,308,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,822	$60,478
Accrued liabilities	133,478	144,034
Short-term debt	13,000	7,000
Total current liabilities	208,300	211,512
Long-Term Debt	739,966	748,122
Deferred Income Taxes	49,596	46,752
Other Non-Current Liabilities	71,471	76,107
Commitments and Contingencies (Notes 12, 13 and 16)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2011 – 51,026; 2010 – 51,338)	51,026	51,338
Additional paid-in capital	57,855	62,915
Retained earnings	204,323	161,957
Accumulated other comprehensive loss	(47,561)	(50,012)
Total shareholders’ equity	265,643	226,198
Total liabilities and shareholders’ equity	$1,334,976	$1,308,691

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$346,274	$347,996	$696,026	$683,116
Cost of goods sold, including restructuring charges	120,687	121,940	240,849	240,303
Gross Profit	225,587	226,056	455,177	442,813

Selling, general and administrative expense	157,526	160,685	318,344	308,730
Net restructuring charges	4,075	2,151	5,502	1,908
Net gain on sale of facility	—	—	(110)	—
Operating Income	63,986	63,220	131,441	132,175

Loss on early debt extinguishment	—	—	(6,995)	—
Interest expense	(12,054)	(11,508)	(24,092)	(22,043)
Other (expense) income	(69)	(1,044)	86	(1,400)
Income Before Income Taxes	51,863	50,668	100,440	108,732

Income tax provision	16,390	17,054	32,411	41,334
Income From Continuing Operations	35,473	33,614	68,029	67,398

Net Loss From Discontinued Operations	—	—	—	(399)
Net Income	$35,473	$33,614	$68,029	$66,999

Basic Earnings Per Share:
Income from continuing operations	$0.69	$0.65	$1.32	$1.31
Net loss from discontinued operations	—	—	—	(0.01)
Basic earnings per share	0.69	0.65	1.32	1.30

Diluted Earnings Per Share:
Income from continuing operations	$0.68	$0.65	$1.31	$1.31
Net loss from discontinued operations	—	—	—	(0.01)
Diluted earnings per share	0.68	0.65	1.31	1.30

Cash Dividends Per Share	$0.25	$0.25	$0.50	$0.50

Total Comprehensive Income	$36,365	$32,794	$70,480	$67,892

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

		Six Months Ended June 30,
		2011	2010
	Cash Flows From Operating Activities:
	Net income	$68,029	$66,999
	Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
	Net loss from discontinued operations	—	399
	Depreciation	10,584	10,542
	Amortization of intangibles	28,099	24,742
	Amortization of contract acquisition costs	8,665	9,803
	Deferred income taxes	2,345	6,068
	Employee share-based compensation expense	3,127	3,084
	Loss on early debt extinguishment	6,995	—
	Other non-cash items, net	6,389	6,188
	Changes in assets and liabilities, net of effect of acquisitions:
	Trade accounts receivable	(304)	3,043
	Inventories and supplies	(144)	(36)
	Other current assets	(4,565)	(2,131)
	Non-current assets	3,116	3,029
	Accounts payable	1,566	(234)
	Contract acquisition payments	(5,615)	(10,689)
	Other accrued and non-current liabilities	(24,105)	(50,268)
	Net cash provided by operating activities of continuing operations	104,182	70,539

	Cash Flows From Investing Activities:
	Purchases of capital assets	(19,296)	(21,066)
	Payments for acquisitions, net of cash acquired	(35,000)	(98,621)
	Proceeds from life insurance policies	—	5,782
	Proceeds from sales of marketable securities	—	1,970
	Other	(1,014)	(1,818)
	Net cash used by investing activities of continuing operations	(55,310)	(113,753)

	Cash Flows From Financing Activities:
	Net proceeds from short-term debt	6,000	73,000
	Payments on long-term debt, including costs of debt reacquisition	(215,030)	—
	Proceeds from issuing long-term debt	200,000	—
	Payments for debt issue costs	(3,429)	(2,324)
	Change in book overdrafts	(905)	(939)
	Proceeds from issuing shares under employee plans	6,514	1,600
	Excess tax benefit from share-based employee awards	1,313	471
	Payments for common shares repurchased	(17,986)	—
	Cash dividends paid to shareholders	(25,663)	(25,696)
	Net cash (used) provided by financing activities of continuing operations	(49,186)	46,112

	Effect Of Exchange Rate Change On Cash	557	(174)

	Net Change In Cash And Cash Equivalents	243	2,724
Cash And Cash Equivalents:	Beginning Of Period	17,383	12,789
	End Of Period	$17,626	$15,513

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Consolidated financial statements

The consolidated balance sheet as of June 30, 2011, the consolidated statements of income for the quarters and six months ended June 30, 2011 and 2010 and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited. The consolidated balance sheet as of December 31, 2010 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Note 2:   New accounting pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance changes some fair value measurement principles and disclosure requirements. The changes in fair value measurement principles relate primarily to financial assets and do not impact our fair value measurements at this time. Effective January 1, 2012, we will adopt the new disclosure requirements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. The standard also requires that the components of other comprehensive income be presented in interim financial statements. Currently, only the total of comprehensive income is required to be presented in interim reports. The new standard is effective for us on January 1, 2012.

Note 3:   Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2011	December 31, 2010
Raw materials	$5,058	$4,879
Semi-finished goods	8,383	8,393
Finished goods	4,867	5,083
Supplies, primarily production	3,051	3,305
Inventories and supplies	$21,359	$21,660

Marketable securities – Available-for-sale marketable securities included within funds held for customers and other current assets were comprised of the following:

	June 30, 2011
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate investments:
Money market securities	$2,110	$—	$—	$2,110
Funds held for customers:(1)
Money market securities	5,277	—	—	5,277
Canadian and provincial government securities	5,403	37	—	5,440
Marketable securities – funds held for customers	10,680	37	—	10,717
Total marketable securities	$12,790	$37	$—	$12,827

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2011, also included cash and cash equivalents of $32,687.

	December 31, 2010
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate investments:
Money market securities	$2,029	$—	$—	$2,029
Funds held for customers:(1)
Money market securities	5,078	—	—	5,078
Canadian and provincial government securities	5,148	23	—	5,171
Marketable securities – funds held for customers	10,226	23	—	10,249
Total marketable securities	$12,255	$23	$—	$12,278

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2010, also included cash and cash equivalents of $25,471.

Expected maturities of available-for-sale securities as of June 30, 2011 were as follows:

(in thousands)	Fair value
Due in one year or less	$7,388
Due in one to three years	859
Due in three to five years	2,166
Due after five years	2,414
Total marketable securities	$12,827

Further information regarding the fair value of marketable securities can be found in Note 8: Fair value measurements.

Intangibles – Intangibles were comprised of the following:

	June 30, 2011			December 31, 2010
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	391,325	(330,382)	60,943	378,269	(314,267)	64,002
Customer lists/relationships	82,138	(53,072)	29,066	72,292	(43,660)	28,632
Distributor contracts	30,900	(27,297)	3,603	30,900	(26,396)	4,504
Trade names	61,561	(23,820)	37,741	59,361	(22,009)	37,352
Other	9,659	(7,587)	2,072	8,602	(7,080)	1,522
Amortizable intangibles	575,583	(442,158)	133,425	549,424	(413,412)	136,012
Intangibles	$594,683	$(442,158)	$152,525	$568,524	$(413,412)	$155,112

Total amortization of intangibles was $13.5 million for the quarter ended June 30, 2011 and $14.3 million for the quarter ended June 30, 2010. Amortization of intangibles was $28.1 million for the six months ended June 30, 2011 and $24.7 million for the six months ended June 30, 2010. Based on the intangibles in service as of June 30, 2011, estimated future amortization expense is as follows:

(in thousands)
Remainder of 2011	$20,416
2012	28,420
2013	18,198
2014	8,731
2015	5,479

Goodwill – Changes in goodwill during the six months ended June 30, 2011 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2010:
Goodwill	$596,534	$897	$148,506	$745,937
Accumulated impairment charges	(20,000)	—	—	(20,000)
	576,534	897	148,506	725,937
Acquisition of Banker’s Dashboard, LLC (see Note 5)	—	26,281	—	26,281
Currency translation adjustment	71	—	—	71
Balance, June 30, 2011:
Goodwill	596,605	27,178	148,506	772,289
Accumulated impairment charges	(20,000)	—	—	(20,000)
	$576,605	$27,178	$148,506	$752,289

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2011	December 31, 2010
Contract acquisition costs	$50,411	$57,476
Deferred advertising costs	14,859	15,832
Other	22,410	20,939
Other non-current assets	$87,680	$94,247

See Note 16 for a discussion of market risks related to contract acquisition costs. Changes in contract acquisition costs during the first six months of 2011 and 2010 were as follows:

	Six Months Ended June 30,
(in thousands)	2011	2010
Balance, beginning of year	$57,476	$45,701
Additions(1)	1,770	21,728
Amortization	(8,665)	(9,803)
Write-off	—	(143)
Other	(170)	—
Balance, end of period	$50,411	$57,483

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $5,615 for the six months ended June 30, 2011 and $10,689 for the six months ended June 30, 2010

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2011	December 31, 2010
Funds held for customers	$43,067	$35,475
Customer rebates	19,885	19,201
Employee profit sharing/cash bonus and pension	16,039	34,109
Wages, including vacation	8,911	5,898
Interest	8,740	5,227
Contract acquisition costs due within one year	4,905	8,550
Restructuring due within one year (see Note 9)	4,825	6,435
Other	27,106	29,139
Accrued liabilities	$133,478	$144,034

Note 4:   Earnings per share

The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Earnings per share – basic:
Income from continuing operations	$35,473	$33,614	$68,029	$67,398
Income allocated to participating securities	(211)	(173)	(325)	(360)
Income available to common shareholders	$35,262	$33,441	$67,704	$67,038

Weighted-average shares outstanding	51,175	51,163	51,221	51,100
Earnings per share – basic	$0.69	$0.65	$1.32	$1.31

Earnings per share – diluted:
Income from continuing operations	$35,473	$33,614	$68,029	$67,398
Income allocated to participating securities	(98)	(173)	(160)	(360)
Re-measurement of share-based awards classified as liabilities	(23)	(4)	13	51
Income available to common shareholders	$35,352	$33,437	$67,882	$67,089

Weighted-average shares outstanding	51,175	51,163	51,221	51,100
Dilutive impact of potential common shares	513	222	489	200
Weighted-average shares and potential dilutive shares outstanding	51,688	51,385	51,710	51,300

Earnings per share – diluted	$0.68	$0.65	$1.31	$1.31

Antidilutive options excluded from calculation	1,449	2,343	1,449	2,343

Earnings per share amounts for continuing operations, discontinued operations and net income, as presented on the consolidated statements of income, are calculated individually and may not sum due to rounding differences.

Note 5:   Acquisition

During April 2011, we acquired substantially all of the assets of Banker’s Dashboard, LLC, for $39.7 million, comprised of $35.0 million of cash and $4.7 million for shares of our common stock plus related dividend equivalent payments. We funded the cash portion of the purchase price with cash on hand and a draw on our credit facility. The common stock amount represents the fair value of 193,498 shares that we will issue to the previous owners of Banker’s Dashboard at a future date, and which has been recorded as a component of additional paid-in capital in the consolidated balance sheet. The shares will be issued four years after the closing of the acquisition. The shares could potentially be issued two years after the closing of the transaction, depending on the retention of certain Banker’s Dashboard employees. Banker’s Dashboard is a provider of online financial management tools that provide banks with daily access to their financial position and general ledger information. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in tax deductible goodwill of $26.3 million. We believe this acquisition resulted in goodwill as it extends the range of products and services we offer to our financial institution clients. Transaction costs related to this acquisition were expensed as incurred and were not significant to our consolidated statements of income for the quarter or six months ended June 30, 2011. The results of operations of this business from its acquisition date are included in our Financial Services segment.

Acquired intangible assets consisted primarily of a customer list valued at $9.3 million with a useful life of nine years and a trade name valued at $2.2 million with a useful life of eight years. The customer list is being amortized using an accelerated method and the trade name is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 8.

Note 6:   Assets held for sale and discontinued operations

Assets held for sale as of June 30, 2011 consisted of our facility located in Thorofare, New Jersey, which was closed in April 2009. Assets held for sale as of December 31, 2010 also included our facility located in Greensboro, North Carolina, which was closed in July 2009. Both facilities previously housed manufacturing operations, while the Thorofare location also housed a customer call center. The Greensboro facility was sold in January 2011 for net cash proceeds of $0.7 million, realizing a pre-tax gain of $0.1 million. We are actively marketing the Thorofare property and expect its selling price to exceed its carrying value.

Net loss from discontinued operations for the six months ended June 30, 2010 related to the finalization of purchase consideration related to a previously divested business.

Note 7:   Derivative financial instruments

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Information regarding hedge ineffectiveness in each period is presented in Note 8. The fair value of the interest rate swaps is included in other non-current assets on the consolidated balance sheet. Information regarding the interest rate swaps as of June 30, 2011 is as follows:

(in thousands)	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$84,847	$2,043	$1,383
Fair value hedge related to long-term debt due in 2014	198,000	591	499
Total fair value hedges	$282,847	$2,634	$1,882

Information regarding the interest rate swaps as of December 31, 2010 is as follows:

(in thousands)	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$210,000	$5,456	$4,879
Fair value hedge related to long-term debt due in 2014	—	—	—
Total fair value hedges	$210,000	$5,456	$4,879

During the first quarter of 2011, we retired $195.5 million of our ten-year bonds due in 2012 (see Note 12). In conjunction with this debt retirement, a portion of the interest rate swaps was settled and we received cash payments of $2.5 million. We classify the cash flows from derivative instruments that have been designated as fair value or cash flow hedges in the same category as the cash flows from the items being hedged. As such, the $2.5 million cash received upon settlement of a portion of the interest rate swaps is included in net cash provided by operating activities of continuing operations on the consolidated statement of cash flows for the six months ended June 30, 2011. Interest rate swaps remaining after the settlement were redesignated as fair value hedges during March 2011.

In conjunction with the debt retirement during the quarter ended March 31, 2011, we recognized $3.1 million of the fair value adjustment to the hedged debt, decreasing the loss on early debt extinguishment. The $1.4 million remaining fair value adjustment to the hedged debt as of the date hedge accounting was discontinued is being recorded as a decrease to interest expense over the term of the remaining debt.

See Note 8 for further information regarding the fair value of these instruments.

Note 8:   Fair value measurements

2011 acquisition – During April 2011, we acquired substantially all of the assets of Banker’s Dashboard, LLC. With the exception of goodwill and deferred income taxes, we were required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. The identifiable net assets acquired (excluding goodwill) were comprised primarily of a customer list and a trade name. The fair value of the customer list was estimated using the multi-period excess earnings method with an estimated annual customer retention rate based on historical data. The calculated fair value of the customer list was $9.3 million, which is being amortized over nine years using an accelerated method. The fair value of the trade name was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade names. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for Banker’s Dashboard’s operations. The calculated fair value of the trade name was $2.2 million, which is being amortized on the straight-line basis over eight years.

In addition to the cash consideration paid for the assets of Banker’s Dashboard, we will also be issuing 193,498 shares of our common stock at a later date. The fair value of this consideration was determined as the fair value of our common stock on the date of the acquisition, discounted to reflect the restrictions which prohibit the trade or transfer of the stock until the date of issuance. The estimated fair value of the stock consideration was $4.3 million, which is reflected in additional paid-in capital on the consolidated balance sheet as of June 30, 2011.

Recurring fair value measurements – We held an investment in a Canadian money market fund of $2.1 million as of June 30, 2011 and $2.0 million as of December 31, 2010. This investment is included in other current assets on the consolidated balance sheets. The money market fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or six months ended June 30, 2011 and 2010.

Funds held for customers included available-for-sale marketable securities of $10.7 million as of June 30, 2011 and $10.2 million as of December 31, 2010. A portion of these assets represents an investment in a Canadian money market fund. The remainder of the assets relates to a mutual fund investment which invests in Canadian and provincial government securities. These funds are not traded in active markets and their fair values are determined by obtaining quoted prices in active markets for the underlying securities held by the funds. Unrealized gains and losses on these investments, net of tax, are included in other comprehensive loss on the consolidated balance sheets. Realized gains and losses are included in revenue on the consolidated statements of income and were not significant for the quarters or six months ended June 30, 2011 and 2010. The cost of securities sold is determined using the average cost method.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The fair value of the investment is included in long-term investments on the consolidated balance sheets and was $2.4 million as of June 30, 2011 and $2.3 million as of December 31, 2010. Long-term investments also include cash surrender values of insurance contracts. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense in the consolidated statements of income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of income. The cost of securities sold is determined using the average cost method. We recognized a net unrealized gain on the investment in mutual funds of $0.1 million during the quarter ended June 30, 2011 and $0.2 million during the six months ended June 30, 2011. Net unrealized gains recognized during the quarter and six months ended June 30, 2010 and realized gains recognized during the quarters and six months ended June 30, 2011 and 2010 were not significant.

The fair value of interest rate swaps (see Note 7) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate. Changes in the fair value of the interest rate swaps, as well as changes in the fair value of the hedged debt, are included in interest expense in the consolidated statements of income and were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Gain (loss) from derivatives	$771	$2,507	$(274)	$4,969
Loss from change in fair value of hedged debt	(928)	(2,355)	(323)	(4,643)
Net (increase) decrease in interest expense	$(157)	$152	$(597)	$326

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
(in thousands)	Fair value as of June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$10,717	$—	$10,717	$—
Marketable securities – corporate investments	2,110	—	2,110	—
Long-term investment in mutual funds	2,375	2,375	—	—
Derivative assets	2,634	—	2,634	—

		Fair value measurements using
(in thousands)	Fair value as of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$10,249	$—	$10,249	$—
Marketable securities – corporate investments	2,029	—	2,029	—
Long-term investment in mutual funds	2,283	2,283	—	—
Derivative assets	5,456	—	5,456	—

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

The estimated fair values of these financial instruments were as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$17,626	$17,626	$17,383	$17,383
Cash and cash equivalents – funds held for customers	32,687	32,687	25,471	25,471
Short-term debt	13,000	13,000	7,000	7,000
Long-term debt	739,966	748,849	748,122	751,978

Note 9:   Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Severance accruals	$2,027	$2,526	$2,823	$3,207
Severance reversals	(171)	(732)	(909)	(1,552)
Operating lease obligations	—	—	—	415
Operating lease reversals	—	(308)	—	(308)
Net restructuring accruals	1,856	1,486	1,914	1,762
Other costs	2,748	607	4,164	709
Net restructuring charges	$4,604	$2,093	$6,078	$2,471

2011 restructuring charges – During the quarter and six months ended June 30, 2011, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 70 employees for the quarter ended June 30, 2011 and severance benefits for approximately 90 employees for the six months ended June 30, 2011. These charges were reduced by the reversal of restructuring accruals recorded primarily in 2010 as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities. The net restructuring charges for the quarter ended June 30, 2011 were reflected as net restructuring charges of $0.5 million within cost of goods sold and net restructuring charges of $4.1 million within operating expenses in the consolidated statement of income. For the six months ended June 30, 2010, the net restructuring charges were reflected as net restructuring charges of $0.6 million within cost of goods sold and net restructuring charges of $5.5 million within operating expenses in the consolidated statement of income.

2010 restructuring charges – During the quarter and six months ended June 30, 2010, the net restructuring accruals included severance charges related to employee reductions primarily resulting from the acquisition of Custom Direct in April 2010, as well as employee reductions in various functional areas as we continue our cost reduction initiatives. The restructuring accruals included severance benefits for approximately 45 employees for the quarter ended June 30, 2010 and severance benefits for approximately 75 employees for the six months ended June 30, 2010. These charges were reduced by the reversal of restructuring accruals as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities. The net restructuring charges for the quarter ended June 30, 2010 were reflected as net restructuring reversals of $0.1 million within cost of goods sold and net restructuring charges of $2.2 million within operating expenses in the consolidated statement of income. For the six months ended June 30, 2010, the net restructuring charges were reflected as net restructuring charges of $0.6 million within cost of goods sold and net restructuring charges of $1.9 million within operating expenses in the consolidated statement of income.

Restructuring accruals of $5.0 million as of June 30, 2011 are reflected in the consolidated balance sheet as accrued liabilities of $4.8 million and other non-current liabilities of $0.2 million. Restructuring accruals of $6.8 million as of December 31, 2010 are reflected in the consolidated balance sheet as accrued liabilities of $6.4 million and other non-current liabilities of $0.4 million. The majority of the employee reductions are expected to be completed by the end of 2011. We expect most of the related severance payments to be fully paid by mid-2012, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through May 2013. As of June 30, 2011, approximately 220 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K.

As of June 30, 2011, our restructuring accruals, by company initiative, were as follows:

(in thousands)	2008 initiatives	2009 initiatives	2010 initiatives	2011 initiatives	Total
Balance, December 31, 2010	$117	$652	$6,029	$—	$6,798
Restructuring charges	—	—	74	2,749	2,823
Restructuring reversals	(11)	(55)	(837)	(6)	(909)
Payments, primarily severance	(76)	(335)	(2,700)	(597)	(3,708)
Balance, June 30, 2011	$30	$262	$2,566	$2,146	$5,004

Cumulative amounts:
Restructuring charges	$27,545	$11,015	$9,714	$2,749	$51,023
Restructuring reversals	(5,881)	(1,668)	(1,101)	(6)	(8,656)
Payments, primarily severance	(21,634)	(9,085)	(6,047)	(597)	(37,363)
Balance, June 30, 2011	$30	$262	$2,566	$2,146	$5,004

As of June 30, 2011, the components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2010	$1,248	$1,954	$252	$2,616	$236	$492	$6,798
Restructuring charges	366	1,205	79	1,173	—	—	2,823
Restructuring reversals	(579)	(164)	(14)	(152)	—	—	(909)
Inter-segment transfer	16	234	2	(252)	—	—	—
Payments	(647)	(1,047)	(184)	(1,627)	(101)	(102)	(3,708)
Balance, June 30, 2011	$404	$2,182	$135	$1,758	$135	$390	$5,004

Cumulative amounts(1):
Restructuring charges	$14,376	$7,906	$2,898	$23,524	$1,810	$509	$51,023
Restructuring reversals	(2,346)	(998)	(139)	(4,780)	(393)	—	(8,656)
Inter-segment transfer	805	619	63	(1,487)	—	—	—
Payments	(12,431)	(5,345)	(2,687)	(15,499)	(1,282)	(119)	(37,363)
Balance, June 30, 2011	$404	$2,182	$135	$1,758	$135	$390	$5,004

(1) Includes accruals related to our cost reduction initiatives for 2008 through 2011.

Note 10: Pension and other postretirement benefits

We have historically provided certain health care benefits for a large number of retired U.S. employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K. See Note 16 for discussion of the risks associated with the plan assets of our postretirement benefit plan.

Pension and postretirement benefit expense for the quarters ended June 30, 2011 and 2010 consisted of the following components:

	Postretirement benefit plan		Pension plan
(in thousands)	2011	2010	2011	2010
Interest cost	$1,667	$1,820	$41	$45
Expected return on plan assets	(1,963)	(1,806)	—	—
Amortization of prior service credit	(936)	(936)	—	—
Amortization of net actuarial losses	1,354	1,352	—	—
Total periodic benefit expense	$122	$430	$41	$45

Pension and postretirement benefit expense for the six months ended June 30, 2011 and 2010 consisted of the following components:

	Postretirement benefit plan		Pension plan
(in thousands)	2011	2010	2011	2010
Interest cost	$3,334	$3,641	$82	$90
Expected return on plan assets	(3,926)	(3,613)	—	—
Amortization of prior service credit	(1,871)	(1,871)	—	—
Amortization of net actuarial losses	2,708	2,703	—	—
Total periodic benefit expense	$245	$860	$82	$90

Note 11:  Income tax provision

Our effective tax rate for the six months ended June 30, 2011 was 32.3%, compared to our 2010 annual effective tax rate of 35.0%. The 2011 effective tax rate was favorably impacted 1.0 point by actions taken to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidies after 2012. Our 2011 tax rate also included discrete items, including a reduction in the valuation allowance related to foreign operating loss carryforwards, which decreased our effective tax rate by 1.1 points.

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

Note 12: Debt

Total debt outstanding was comprised of the following:

(in thousands)	June 30, 2011	December 31, 2010
5.0% senior, unsecured notes due December 15, 2012, net of discount, including cumulative change in fair value of hedged debt: 2011 - $1,383 increase; 2010 - $4,879 increase	$86,152	$284,843
5.125% senior, unsecured notes due October 1, 2014, net of discount, including cumulative change in fair value of hedged debt: 2011 - $499 increase	253,814	263,279
7.375% senior notes due June 1, 2015	200,000	200,000
7.0% senior notes due March 15, 2019	200,000	—
Long-term portion of debt	739,966	748,122
Amounts drawn on credit facility	13,000	7,000
Total debt	$752,966	$755,122

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

In March 2011, we issued $200.0 million of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. We anticipate registering the notes with the Securities and Exchange Commission (SEC) via a registration statement within 340 days of March 15, 2011. Interest payments are due each March and September. The notes are fully and unconditionally guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. At any time prior to March 15, 2014, we may on any one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.6 million. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $202.6 million as of June 30, 2011, based on a pricing model utilizing readily observable market interest rates.

In May 2007, we issued $200.0 million of 7.375% senior notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including share repurchases and increases in dividend levels. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time at redemption prices ranging from 100% to 103.688% of the principal amount. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196.3 million. These proceeds were used on October 1, 2007 as part of our repayment of $325.0 million of unsecured notes plus accrued interest. The fair value of the notes issued in May 2007 was $205.3 million as of June 30, 2011, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275.0 million of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272.3 million. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During the quarter ended March 31, 2011, we retired $10.0 million of these notes, realizing a pre-tax loss of $0.2 million. As of June 30, 2011, the fair value of the $253.5 million remaining notes outstanding was $254.5 million, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge a portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges. The carrying amount of long-term debt has increased $0.5 million since the inception of the interest rate swaps due to changes in the fair value of the hedged long-term debt.

In December 2002, we issued $300.0 million of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300.0 million in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295.7 million. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2011, we completed a tender offer and retired $195.5 million of these notes, realizing a pre-tax loss of $6.8 million. As of June 30, 2011, the fair value of the $84.8 million remaining notes outstanding was $86.5 million, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges. The carrying amount of long-term debt has increased $1.4 million since the inception of the interest rate swaps due to changes in the fair value of the hedged long-term debt.

As of June 30, 2011, we had a $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all personal property. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, and certain asset sales outside the ordinary course of business, as well as required repayments in the event of a change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

The daily average amount outstanding under our credit facility during the six months ended June 30, 2011 was $11.8 million at a weighted-average interest rate of 3.01%. As of June 30, 2011, $13.0 million outstanding under our credit facility at a weighted-average interest rate of 3.30%. During 2010, the daily average amount outstanding under our credit facility was $50.0 million at a weighted-average interest rate of 3.20%. As of December 31, 2010, $7.0 million was outstanding at a weighted-average interest rate of 5.25%. As of June 30, 2011, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Amounts drawn on credit facility	(13,000)
Outstanding letters of credit	(8,762)
Net available for borrowing as of June 30, 2011	$178,238

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

Note 13:  Other commitments and contingencies

Information regarding indemnifications, environmental matters and self-insurance can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K.  No significant changes in these items occurred during the six months ended June 30, 2011.

Note 14: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 5.5 million shares remain available for purchase under this authorization as of June 30, 2011. During the six months ended June 30, 2011, we repurchased 0.7 million shares for $18.0 million.

Changes in shareholders’ equity during the six months ended June 30, 2011 were as follows:

	Common shares		Additional		Accumulated other	Total
(in thousands)	Number of shares	Par value	paid-in capital	Retained earnings	comprehensive loss	shareholders’ equity
Balance, December 31, 2010	51,338	$51,338	$62,915	$161,957	$(50,012)	$226,198
Net income	—	—	—	68,029	—	68,029
Cash dividends	—	—	—	(25,663)	—	(25,663)
Common shares issued	423	423	6,371	—	—	6,794
Common shares to be issued for Banker’s Dashboard acquisition (see Note 5)	—	—	4,300	—	—	4,300
Tax impact of share-based awards	—	—	279	—	—	279
Common shares repurchased	(673)	(673)	(17,313)			(17,986)
Other common shares retired	(62)	(62)	(1,553)	—	—	(1,615)
Fair value of share-based compensation	—	—	2,856	—	—	2,856
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(1,165)	(1,165)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	1,685	1,685
Amortization of loss on derivatives, net of tax(1)	—	—	—	—	1,035	1,035
Net unrealized gain on marketable securities, net of tax	—	—	—	—	10	10
Currency translation adjustment	—	—	—	—	886	886
Balance, June 30, 2011	51,026	$51,026	$57,855	$204,323	$(47,561)	$265,643

(1) Relates to interest rate locks executed in 2004 and 2002. See “Note 6: Derivative financial instruments” in the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K.

Accumulated other comprehensive loss was comprised of the following:

(in thousands)	June 30, 2011	December 31, 2010
Postretirement and defined benefit pension plans:
Unrealized prior service credit	$14,486	$15,651
Unrealized net actuarial losses	(66,658)	(68,343)
Postretirement and defined benefit pension plans, net of tax	(52,172)	(52,692)
Loss on derivatives, net of tax	(3,487)	(4,522)
Unrealized gain on marketable securities, net of tax	23	13
Currency translation adjustment	8,075	7,189
Accumulated other comprehensive loss	$(47,561)	$(50,012)

Note 15: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Small Business Services sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are promoted and sold through direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, independent distributors and dealers, and outbound telemarketing groups. Financial Services’ products and services for financial institutions include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, customer loyalty programs and profitability offers that provide insight into financial institution financial performance. These products and services are sold through multiple channels, including a direct sales force. Direct Checks sells personal and business checks and related products and services directly to consumers through direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe.

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

The following is our segment information as of and for the quarters ended June 30, 2011 and 2010:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2011	$203,156	$86,656	$56,462	$—	$346,274
	2010	193,165	98,248	56,583	—	347,996
Operating income:	2011	34,329	13,214	16,443	—	63,986
	2010	30,476	20,032	12,712	—	63,220
Depreciation and amortization	2011	11,398	3,412	4,130	—	18,940
expense:	2010	11,693	3,068	5,076	—	19,837
Total assets:	2011	778,740	96,847	173,928	285,461	1,334,976
	2010	778,017	68,335	185,380	305,177	1,336,909
Capital asset purchases:	2011	—	—	—	10,874	10,874
	2010	—	—	—	11,267	11,267

The following is our segment information as of and for the six months ended June 30, 2011 and 2010:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2011	$403,159	$174,670	$118,197	$—	$696,026
	2010	385,491	199,693	97,932	—	683,116
Operating income:	2011	70,099	28,911	32,431	—	131,441
	2010	59,545	44,021	28,609	—	132,175
Depreciation and amortization	2011	22,533	6,165	9,985	—	38,683
expense:	2010	23,131	5,969	6,184	—	35,284
Total assets:	2011	778,740	96,847	173,928	285,461	1,334,976
	2010	778,017	68,335	185,380	305,177	1,336,909
Capital asset purchases:	2011	—	—	—	19,296	19,296
	2010	—	—	—	21,066	21,066

Note 16: Market risks

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

Postretirement benefit plan – The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29.9 million increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributed to an increase in postretirement benefit expense of $2.4 million in 2009, as compared to 2008. The fair value of our plan assets later recovered, increasing $21.6 million during 2009 and $11.0 million during 2010. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during the six months ended June 30, 2011 or during 2010. Rather, we used cash provided by operating activities to make these payments.

Financial institution clients – Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if we were to lose a significant amount of business and/or we were unable to recover the value of an unamortized contract acquisition cost or account receivable. As of June 30, 2011, unamortized contract acquisition costs totalled $50.4 million, while liabilities for contract acquisition costs not paid as of June 30, 2011 were $14.4 million. The inability to recover amounts paid to a larger financial institution client could have a significant negative impact on our consolidated results of operations.

Note 17: Subsequent event

During July 2011, we acquired substantially all of the assets of PsPrint, LLC for cash of approximately $45 million, which we funded with a draw on our credit facility. PsPrint is a web-to-print solutions company that provides online print marketing and promotional services for small businesses. Its results of operations will be included in our Small Business Services segment. Related transaction costs expensed during the quarter ended June 30, 2011 were not significant.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 57.9% of our consolidated revenue for the first half of 2011. This segment sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking. We have sold these products and services to approximately four million small businesses in the last 24 months. Small Business Services promotes and distributes its products and services through direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, Safeguard® distributors and a network of local independent dealers, as well as outbound telemarketing groups. Our Financial Services segment generated 25.1% of our consolidated revenue for the first half of 2011. This segment’s products and services for financial institutions include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, customer loyalty programs and profitability offers that provide insight into financial institution financial performance. These products and services are sold through multiple channels, including a direct sales force, to approximately 6,200 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 17.0% of our consolidated revenue for the first half of 2011. This segment is the nation’s leading direct-to-consumer check supplier, selling under various brand names including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company® and Artistic Checks®, among others. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe.

Throughout the downturn in the U.S. economy which began in late 2008, we have focused on capitalizing on transformational opportunities available to us so that we will be positioned to deliver increasing revenues and continued strong operating margins once the economy recovers. These opportunities include new product offerings, brand awareness and positioning initiatives, investing in technology for new service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers and cost reductions. In addition, we invested in various acquisitions that offer marketing and other services, extend our direct-to-consumer offerings, improve our operating cash flow, and extend the range of products and services we offer to our financial institution clients. During the remainder of 2011, we will continue our focus in these areas, with an emphasis on revenue growth, introducing new marketing and other service solutions for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases with new marketing and business services focus. During April 2011, we acquired substantially all of the assets of Banker’s Dashboard, LLC, for $39.7 million, comprised of $35.0 million of cash and $4.7 million for shares of our common stock plus related dividend equivalent payments. Banker’s Dashboard is a provider of online financial management tools that provide banks with daily access to their financial position and general ledger information. The acquisition is expected to be neutral to earnings per share in 2011. During July 2011, we acquired substantially all of the assets of PsPrint, LLC, for cash of approximately $45 million. PsPrint is a web-to-print solutions company that provides online print marketing and promotional services for small businesses. This acquisition is also expected to be neutral to earnings per share in 2011.

Our earnings for the first half of 2011, as compared to the first half of 2010, benefited from the following:

•	Continuing initiatives to reduce our cost structure, primarily within sales, marketing and manufacturing;
•	Price increases in Small Business Services and Financial Services;
•
A lower effective income tax rate in 2011 driven primarily by a $3.4 million charge in 2010 related to the tax impact of health care legislation, as well as the favorable impact in 2011 of actions taken to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidies after 2012; and

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

Our Strategies

Details concerning our strategies were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). There were no significant changes in our strategies during the first half of 2011.

Update on Cost Reduction Initiatives

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2010 Form 10-K, we anticipate that we will realize cost reductions of approximately $65 million in 2011, as compared to our 2010 results of operations. We are currently on track to realize these savings during 2011. To date, most of our savings are from our sales and marketing and fulfillment organizations.

Outlook for 2011

We anticipate that consolidated revenue from continuing operations will be between $1.41 billion and $1.435 billion for 2011, as compared to $1.402 billion for 2010, which included revenue of $24.6 million from a contract settlement executed in the third quarter of 2010. At the high end of the range, we are no longer expecting any improvement in economic conditions in the second half of the year. In Small Business Services, we expect the percentage increase in revenue to be in the mid to upper single digits as compared to 2010, as volume declines in core business products are expected to be more than offset by the benefits of price increases, our e-commerce investments and growth in marketing and other services offerings, including revenues from the PsPrint acquisition. In Financial Services, we expect the percentage decrease in revenue to be in the mid to upper single digits, driven by check order declines of approximately seven to eight percent compared to 2010 given the increases in electronic payments, as well as lower revenue per order. We expect the related revenue pressure in Financial Services to be partially offset by a new large customer which we expect will begin contributing volume in the fourth quarter of 2011, and increasing contributions from non-check revenue, including those from the Banker’s Dashboard acquisition. In Direct Checks, we expect the percentage increase in revenue to be in the mid-single digits compared to 2010, driven by a full year of revenue from the Custom Direct acquisition, partially offset by check usage declines.

We expect that 2011 diluted earnings per share will be between $2.77 and $2.92, which includes total estimated charges of $0.23 per share related to losses on the repurchase of long-term debt in the first quarter, restructuring-related costs and transaction costs related to acquisitions. Earnings per share for 2010 was $2.96, which included total charges of $0.21 per share related to restructuring-related costs and a first quarter charge to income tax expense driven by the impact of health care legislation. Earnings per share for 2010 also included a $0.31 per share impact of the $24.6 million contract settlement executed in the third quarter of 2010. We expect that the benefits of continued execution of our cost reduction initiatives and favorable product mix will be partially offset by the following:

•	Employee merit wage increases which were reinstated in March 2011;
•	Increases in material costs and delivery rates;
•	Continued investments in revenue growth opportunities, including marketing and other services, brand awareness, direct response campaigns, web-to-print and enhanced internet capabilities;
•	Increased interest expense related to the $200.0 million issuance of 7.0% notes due in 2019 and the retirement of $195.5 million of 5.0% notes due in 2012; and
•	Higher average shares outstanding.

We estimate that our annual effective tax rate for 2011 will be approximately 33%, compared to 35% in 2010.

We anticipate that net cash provided by operating activities will be between $218 million and $228 million in 2011, compared to $212.6 million in 2010, driven by higher cash generated by earnings and slightly lower contract acquisition payments. We estimate that capital spending will be approximately $35 million in 2011 as we continue to invest in revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we have cash flow in excess of these priorities, our focus during the remainder of 2011 will be on further reducing our debt. During the first half of 2011, we retired $195.5 million of long-term notes due in 2012 and $10.0 million of long-term notes due in 2014, realizing a pre-tax loss of $8.3 million, including $1.3 million of interest expense due to the accelerated recognition of a related derivative loss and the settlement of interest rate swaps. We also completed the issuance of $200.0 million of 7.0% notes due in 2019, collecting net proceeds of $196.6 million.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Form 10-K. There were no significant changes in these items during the first half of 2011.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2011	2010	Change	2011	2010	Change
Revenue	$346,274	$347,996	(0.5)%	$696,026	$683,116	1.9%

Orders	13,391	14,208	(5.8)%	27,209	28,210	(3.5)%
Revenue per order	$25.86	$24.49	5.6%	$25.58	$24.22	5.6%

The decrease in revenue for the second quarter of 2011, as compared to the second quarter of 2010, was due to the recognition of deferred revenue in 2010 from a Financial Services contract settlement executed in the fourth quarter of 2009, as well as lower order volume for our personal check businesses. These revenue declines were partially offset by price increases, growth in the Small Business Services distributor and dealer channels and revenue for six additional business days from the acquisition of Custom Direct in April 2010. A favorable currency exchange rate impact of $1.2 million also contributed to offsetting the revenue decline.

Revenue increased for the first half of 2011, as compared to the first half of 2010, for the same reasons as discussed for the quarter, although the revenue increases more than offset the declines for the six-month period. The acquisition of Custom Direct contributed incremental revenue of $24.1 million, and the favorable currency exchange rate impact was $2.1 million for the first half of 2011.

The number of orders decreased for the second quarter and first half of 2011, as compared to the same periods in 2010, due primarily to the continuing decline in check and forms usage, partially offset by the addition of Custom Direct orders, which increased orders 2.5 percentage points as compared to the first half of 2010. Revenue per order increased for the second quarter and first half of 2011, as compared to the same periods in 2010, primarily due to the benefit of price increases, partially offset by the recognition of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009 and continued pricing pressure within Financial Services.

Consolidated Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Gross profit	$225,587	$226,056	(0.2)%	$455,177	$442,813	2.8%
Gross margin	65.1%	65.0%	0.1 pts..	65.4%	64.8%	0.6 pts..

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

Gross margin increased for the second quarter and first half of 2011, as compared to the same periods in 2010, due primarily to the higher revenue per order discussed earlier, manufacturing and delivery efficiencies and other benefits resulting from our cost reduction initiatives. Partially offsetting these increases in gross margin were higher material costs and delivery rates

Consolidated Selling, General & Administrative Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
SG&A expense	$157,526	$160,685	(2.0)%	$318,344	$308,730	3.1%
SG&A as a percentage of revenue	45.5%	46.2%	(0.7) pts.)	45.7%	45.2%	0.5 pts..

The decrease in SG&A expense for the second quarter of 2011, as compared to the second quarter of 2010, was driven primarily by various cost reduction initiatives within sales and marketing and our shared services organizations, as well as the discontinuation of contributions to our defined contribution pension plan in 2011. These decreases were partially offset by marketing investments in our brand positioning and business development initiatives.

The increase in SG&A expense for the first half of 2011, as compared to the first half of 2010, was driven primarily by operating expenses of Custom Direct, which was acquired in April 2010, as well as marketing investments in our brand positioning and business development initiatives. These increases were partially offset by various cost reduction initiatives within sales and marketing and our shared services organizations, as well as the discontinuation of contributions to our defined contribution pension plan in 2011.

Net Restructuring Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Net restructuring charges	$4,075	$2,151	$1,924	$5,502	$1,908	$3,594

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The net charges for each period primarily relate to costs of our restructuring activities such as equipment moves, training and travel, as well as accruals for severance benefits. Additional restructuring charges were included in cost of goods sold in our consolidated statement of income for each period. Further information can be found under Restructuring Costs.

Loss on Early Debt Extinguishment

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Loss on early debt extinguishment	$—	$—	$—	$6,995	$—	$6,995

During the first quarter of 2011, we retired $205.5 million of long-term notes, realizing a pre-tax loss of $7.0 million. We may retire additional debt, depending on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Interest expense	$12,054	$11,508	4.7%	$24,092	$22,043	9.3%
Weighted-average debt outstanding	761,050	838,967	(9.3)%	752,831	800,367	(5.9)%
Weighted-average interest rate	5.83%	5.02%	0.81 pt.	5.60%	5.07%	0.53 pt..

The increase in interest expense for the second quarter of 2011, as compared to the second quarter of 2010, was due to our higher average interest rate in 2011, partially offset by our lower average debt level in 2011.

The increase in interest expense for the first half of 2011, as compared to the first half of 2010, was due, in part, to our higher average interest rate in 2011. Also contributing to the increase in interest expense were charges of $1.3 million driven by the retirement of long-term notes during the first quarter of 2011. The debt retirements required that we accelerate the recognition of a portion of a derivative loss, and we recognized expense related to the settlement of a portion of our interest rate swap agreements. These increases in interest expense were partially offset by our lower average debt level in 2011.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Income tax provision	$16,390	$17,054	(3.9%)%	$32,411	$41,334	(21.6)%
Effective tax rate	31.6%	33.7%	(2.1) pts.	32.3%	38.0%	(5.7) pts.

The decrease in our effective tax rate for the second quarter of 2011, as compared to the second quarter of 2010, was primarily due to a lower state income tax rate in 2011. Also, actions taken in 2011 to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidies after 2012 decreased our effective tax rate 1.1 points. These decreases were partially offset by higher favorable discrete items in 2010. Discrete credits to income tax expense in the second quarter of 2010 lowered our effective tax rate 2.7 points and consisted primarily of reductions in accruals for uncertain tax positions. Discrete credits to income tax expense in the second quarter of 2011 lowered our effective tax rate 1.7 points and consisted primarily of a reduction in the valuation allowance related to foreign operating loss carryforwards.

The decrease in our effective tax rate for the first half of 2011, as compared to the first half of 2010, was primarily due to discrete income tax expense in 2010, which increased our effective tax rate by 2.1 points. The largest discrete item in 2010 was a $3.4 million charge resulting from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010, and requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan. Our effective tax rate for the first half of 2011 was favorably impacted 1.0 point by actions taken to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidies after 2012. Our 2011 tax rate also included a number of discrete items, including a reduction in the valuation allowance related to foreign operating loss carryforwards, which collectively decreased our tax rate by 1.1 points. Additionally, our state and foreign tax rates were lower in 2011, and our estimated research and development tax credit for 2011 was higher than the previous year.

RESTRUCTURING COSTS

During the first half of 2011, we recorded net restructuring charges of $6.1 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $1.9 million. The restructuring accruals included charges of $2.8 million related to severance for employee reductions in various functional areas as we continue to reduce costs, primarily within our fulfillment and shared services organizations. The restructuring accruals included severance benefits for approximately 90 employees. These charges were reduced by the reversal of $0.9 million of restructuring accruals recorded primarily in 2010, as fewer employees received severance benefits than originally estimated. The net restructuring charges for the six months ended June 30, 2011 were reflected as net restructuring charges of $0.6 million within cost of goods sold and net restructuring charges of $5.5 million within operating expenses in the consolidated statement of income.

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

During 2009, we closed seven manufacturing operations and two customer call centers which were located in five leased facilities and three owned facilities. The operations and related assets were relocated to other locations. We have remaining rent obligations for three of the five leased facilities, with the remaining rental payments to be paid through May 2013. In January 2011, we sold one of the owned facilities, realizing a pre-tax gain of $0.1 million, and we are actively marketing the remaining two owned facilities. Although we closed the manufacturing operations within our Colorado Springs, Colorado facility during 2009, this owned location also houses administrative functions and two customer call centers, one of which we closed during the first quarter of 2010. Once this facility is sold, we plan to relocate the remaining employees to another location in the same area unless we are able to lease back a portion of the existing facility. The majority of the employee reductions included in our restructuring accruals are expected to be completed by the end of 2011, with most of the related severance payments to be paid by mid-2012, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $5 million in cost of goods sold and $10 million in SG&A expense in 2011, in comparison to our 2010 results of operations, which represents a portion of our $65 million cost reduction target for 2011. Expense reductions consist primarily of labor and facility costs.

Further information regarding our restructuring charges can be found under the caption “Note 9: Restructuring charges” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

SEGMENT RESULTS

Additional financial information regarding our business segments appears under the caption “Note 15: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report

Small Business Services

This segment sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking, to small businesses. These products and services are promoted and sold through direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, Safeguard distributors and a network of local dealers, as well as outbound telemarketing groups.

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2011	2010	Change		2011	2010	Change
Revenue	$203,156	$193,165	5.2%	%	$403,159	$385,491	4.6%
Operating income	34,329	30,476	12.6%		70,099	59,545	17.7%
Operating margin	16.9%	15.8%	1.1	pts.	17.4%	15.4%	2.0.	pts.

The increase in revenue for the second quarter and first half of 2011, as compared to the same periods in 2010, was due primarily to price increases, growth in our distributor and dealer channel, a favorable currency exchange rate impact related to our Canadian operations of $1.2 million for the second quarter of 2011 and $2.1 million for the first half of 2011, and growth in services revenue. Partially offsetting these increases was the continuing decline in check and forms usage.

The increase in operating income and operating margin for the first quarter and first half of 2011, as compared to the same periods in 2010, was due to price increases, the benefit of continued cost reduction initiatives and the discontinuation of contributions to our defined contribution pension plan in 2011, partially offset by brand awareness and business development investments and increases in material costs and delivery rates. In addition, restructuring and related costs increased $2.3 million for the second quarter of 2011 and $2.4 million for the first half of 2011, as compared to the same periods in 2010.

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

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2011	2010	Change		2011	2010	Change
Revenue	$86,656	$98,248	(11.8)%		$174,670	$199,693	(12.5)%
Operating income	13,214	20,032	(34.0)%		28,911	44,021	(34.3)%
Operating margin	15.2%	20.4%	(5.2)	pts.	16.6%	22.0%	(5.4) .	pts.

The decrease in revenue for the second quarter and first half of 2011, as compared to the same periods in 2010, was due to the recognition of deferred revenue in 2010 from a contract termination settlement executed in the fourth quarter of 2009, a decrease in order volume resulting primarily from the continued decline in check usage, and continuing competitive pricing pressure. The recognition of the deferred revenue in 2010 accounted for 6.2 percentage points of the 11.8% decrease in revenue for the second quarter of 2011 and 6.7 percentage points of the 12.5% decrease in revenue for the first half of 2011. Partially offsetting these revenue decreases were price increases implemented in the first and second quarters of 2011, as well as increased services revenue.

Operating income and operating margin decreased for the second quarter and first half of 2011, as compared to the same periods in 2010, primarily due to the decrease in revenue discussed earlier, increased material costs and delivery rates, and business development investments. The recognition of the deferred revenue in 2010 accounted for 31.0 percentage points of the 34.0% decrease in operating income for the second quarter of 2011 and 31.6 percentage points of the 34.3% decrease in operating income for the first half of 2011. In addition, restructuring and related costs increased $2.0 million for the second quarter of 2011 and $2.3 million for the first half of 2011, as compared to the same periods in 2010. These decreases in operating income and operating margin were partially offset by the benefit of our various cost reduction initiatives and the discontinuation of contributions to our defined contribution pension plan in 2011.

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

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2011	2010	Change		2011	2010	Change
Revenue	$56,462	$56,583	(0.2)%		$118,197	$97,932	20.7%
Operating income	16,443	12,712	29.4%		32,431	28,609	13.4%
Operating margin	29.1%	22.5%	6.6	pts.	27.4%	29.2%	(1.8))	pts

The decrease in revenue for the second quarter of 2011, as compared to the second quarter of 2010, was due to a reduction in orders stemming from the decline in check usage. Partially offsetting the decrease in orders was increased revenue per order in all order channels, as well as revenue of $1.8 million from six additional business days from the acquisition of Custom Direct in April 2010.

The increase in revenue for the first half of 2011, as compared to the first half of 2010, was due to the revenue contribution of $24.1 million from the acquisition of Custom Direct in April 2010, as well as higher revenue per order in all order channels. Partially offsetting these increases in revenue was a reduction in orders stemming from the decline in check usage.

The increase in operating income for the second quarter and first half of 2011, as compared to the same periods in 2010, was due primarily to the contribution of the Custom Direct acquisition and the benefit of our cost reduction initiatives. In addition, restructuring and related costs decreased $2.0 million for the second quarter of 2011 and $1.6 million for the first half of 2011, as compared to the same periods in 2010. These increases in operating income were partially offset by the lower order volume and increased material costs and delivery rates. The decrease in operating margin for the first half of 2011, as compared to the first half of 2010, reflects the impact of Custom Direct’s operations. We anticipate operating margins in this segment will be in the high 20% range for full year 2011.

CASH FLOWS

As of June 30, 2011, we held cash and cash equivalents of $17.6 million. The following table shows our cash flow activity for the six months ended June 30, 2011 and 2010, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2011	2010	Change
Continuing operations:
Net cash provided by operating activities	$104,182	$70,539	$33,643
Net cash used by investing activities	(55,310)	(113,753)	58,443
Net cash (used) provided by financing activities	(49,186)	46,112	(95,298)
Effect of exchange rate change on cash	557	(174)	731
Net change in cash and cash equivalents	$243	$2,724	$(2,481)

The $33.6 million increase in cash provided by operating activities for the first half of 2011, as compared to the first half of 2010, was due primarily to cash provided by earnings driven by benefits from our cost reduction initiatives and price increases, as well as lower income tax, severance and contract acquisition payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2011	2010	Change
Income tax payments	$31,722	$39,060	$(7,338)
Pension contributions and employee profit sharing/cash bonus payments	26,435	29,790	(3,355)
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	20,000	22,800	(2,800)
Interest payments	18,966	22,120	(3,154)
Contract acquisition payments	5,615	10,689	(5,074)
Severance payments	3,505	8,836	(5,331)

Net cash used by investing activities in the first half of 2011 was $58.4 million lower than the first half of 2010 due primarily to a $63.6 million decrease in payments for acquisitions, partially offset by proceeds from life insurance policies in 2010. We paid $97.9 million to acquire Custom Direct in 2010 and $35.0 million to acquire Banker’s Dashboard, LLC in 2011. Net cash used by financing activities in the first half of 2011 was $95.3 million higher than the first half of 2010 due primarily to payments of $215.0 million to retire long-term debt and payments of $18.0 million in 2011 to repurchase common shares to offset dilution from shares to be issued for the Banker’s Dashboard acquisition and under our share-based compensation plans. In addition, borrowings under our credit facility were higher in 2010 due to the Custom Direct acquisition. Partially offsetting these increases in the use of cash were proceeds of $200.0 million from the issuance of long-term debt in 2011 and a $4.9 million increase in proceeds from issuing shares under employee plans.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2011	2010	Change
Proceeds from issuing long-term debt	$200,000	$—	$200,000
Proceeds from issuing shares under employee plans	6,514	1,600	4,914
Net proceeds from short-term debt	6,000	73,000	(67,000)
Proceeds from life insurance policies	—	5,782	(5,782)
Proceeds from sales of marketable securities	—	1,970	(1,970)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2011	2010	Change
Payments on long-term debt	$215,030	$—	$215,030
Payments for acquisitions, net of cash acquired	35,000	98,621	(63,621)
Cash dividends paid to shareholders	25,663	25,696	(33)
Purchases of capital assets	19,296	21,066	(1,770)
Payments for common shares repurchased	17,986	—	17,986
Payments for debt issue costs	3,429	2,324	1,105

We anticipate that net cash provided by operating activities will be between $218 million and $228 million in 2011, compared to $212.6 million in 2010, driven by higher cash generated by earnings and slightly lower contract acquisition payments. We anticipate that cash generated by operating activities in 2011 will be utilized for the Banker’s Dashboard and PsPrint acquisition payments totaling $80 million, dividend payments of approximately $50 million, capital expenditures of approximately $35 million, possibly additional small-to-medium-sized acquisitions, share repurchases and debt reduction. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We had $178.2 million available for borrowing under our credit facility as of June 30, 2011. We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations for the next 12 months, including capital expenditures, possible small-to-medium-sized acquisitions, required debt service and dividend payments.

CAPITAL RESOURCES

Our total debt was $753.0 million as of June 30, 2011, a decrease of $2.2 million from December 31, 2010. We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and in 2014. As of June 30, 2011, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of June 30, 2011 included a $1.9 million increase related to adjusting the hedged debt for changes in its fair value. As of December 31, 2010, this fair value adjustment was an increase of $4.9 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 7: Derivative financial instruments” and “Note 12: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$455,459	6.9%	$533,502	6.0%	$(78,043)
Floating interest rate	297,507	3.8%	221,620	3.4%	75,887
Total debt	752,966	5.7%	755,122	5.2%	(2,156)
Shareholders’ equity	265,643		226,198		39,445
Total capital	$1,018,609		$981,320		$37,289

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 5.5 million shares remained available for purchase under this authorization as of June 30, 2011. We repurchased 0.7 million shares during the first half of 2011 for $18.0 million. Information regarding changes in shareholders’ equity appears under the caption “Note 14: Shareholders equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or by other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of  June 30, 2011, we had a $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all personal property. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, and certain asset sales outside the ordinary course of business, as well as required repayments in the event of a change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of June 30, 2011 and we expect to remain in compliance with all debt covenants throughout the next 12 months.

The daily average amount outstanding under our credit facility during the six months ended June 30, 2011 was $11.8 million at a weighted-average interest rate of 3.01%. As of June 30, 2011, $13.0 million was outstanding at a weighted-average interest rate of 3.30%. During 2010, the daily average amount outstanding under our credit facility was $50.0 million at a weighted-average interest rate of 3.20%. As of December 31, 2010, $7.0 million was outstanding at a weighted-average interest rate of 5.25%. As of June 30, 2011, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Amounts drawn on credit facility	(13,000)
Outstanding letters of credit	(8,762)
Net available for borrowing as of June 30, 2011	$178,238

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $5.6 million for the first half of 2011 and $10.7 million for the first half of 2010. We anticipate cash payments of approximately $20 million in 2011. Changes in contract acquisition costs during the first six months of 2011 and 2010 were as follows:

	Six Months Ended June 30,
(in thousands)	2011	2010
Balance, beginning of year	$57,476	$45,701
Additions	1,770	21,728
Amortization	(8,665)	(9,803)
Write-offs	—	(143)
Other	(170)	—
Balance, end of period	$50,411	$57,483

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $4.9 million as of June 30, 2011 and $8.6 million as of December 31, 2010. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $9.5 million as of June 30, 2011 and $9.9 million as of December 31, 2010.

Funds held for customers – Funds held for customers of $43.4 million as of June 30, 2011 increased $7.7 million from December 31, 2010. The increase in funds held for customers, and the corresponding accrued liability, was due primarily to the day of the week on which each period ended as compared to the timing of customers’ payrolls.

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

A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2010 Form 10-K. There were no significant changes in these obligations during the first half of 2011, with the exception of a change in our long-term debt maturities. As discussed in Executive Overview, during the first quarter of 2011, we retired $195.5 million of 5.0% long-term notes due in 2012 and $10.0 million of 5.125% long-term notes due in 2014. We also completed the issuance of $200.0 million of 7.0% notes due in 2019.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the six months ended June 30, 2011 or during 2010.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2010 Form 10-K. There were no changes in these policies during the first half of 2011.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance changes some fair value measurement principles and disclosure requirements. The changes in fair value measurement principles relate primarily to financial assets and do not impact our fair value measurements at this time. Effective January 1, 2012, we will adopt the new disclosure requirements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. The standard also requires that the components of other comprehensive income be presented in interim financial statements. Currently, only the total of comprehensive income is required to be presented in interim reports. The new standard is effective for us on January 1, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2011, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value		Weighted- average interest rate
Long-term notes maturing December 2012, including increase of $1,383 related to the cumulative change in fair value of hedged debt	$86,152	$86,544	(1)	3.27%
Long-term notes maturing October 2014, including increase of $499 related to the cumulative change in fair value of hedged debt	253,814	254,451	(1)	4.31%
Long-term notes maturing June 2015	200,000	205,250	(1)	7.38%
Long-term notes maturing March 2019	200,000	202,604	(2)	7.00%
Amounts drawn on credit facility	13,000	13,000	(3)	3.30%
Total debt	$752,966	$761,849		5.71%

(1)	Fair value is based on quoted market prices as of June 30, 2011 for identical liabilities when traded as assets.
(2)	As these notes are not publicly traded, fair value was determined by means of a pricing model utilizing readily observable market interest rates.
(3)	Fair value equals carrying value due to the short-term nature of amounts drawn on our credit facility.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or by other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and in 2014. As of June 30, 2011, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of June 30, 2011 included a $1.9 million increase related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Information regarding hedge ineffectiveness for the quarters and six months ended June 30, 2011 and 2010 can be found under the caption “Note 8: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $1.5 million change in interest expense for the first half of 2011, excluding any hedge ineffectiveness related to our interest rate swaps.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which we completed during the second quarter of 2011.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2011 – April 30, 2011	—	$—	—	5,964,900

May 1, 2011 – May 31, 2011	440,993	27.21	440,993	5,523,907

June 1, 2011 – June 30, 2011	—	—	—	5,523,907
Total	440,993	$27.21	440,993	5,523,907

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and we may purchase additional shares under this authorization in the future.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2011, we withheld 5,092 shares in conjunction with the vesting and exercise of equity-based awards.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the quarters and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Condensed Notes to Unaudited Consolidated Financial Statements**
Furnished herewith

* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: August 5, 2011	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the quarters and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Condensed Notes to Unaudited Consolidated Financial Statements