Form 10-Q
period 2011-09-30
DELUXE CORP
filed 2011-11-07
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 25, 2011 was 50,817,360.

PART I − FINANCIAL INFORMATION

Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$23,021	$17,383
Trade accounts receivable (net of allowances for uncollectible accounts of $3,989 and $4,130, respectively)	65,039	66,471
Inventories and supplies	22,486	21,660
Deferred income taxes	8,697	9,390
Funds held for customers	34,611	35,720
Other current assets	26,602	20,613
Total current assets	180,456	171,237
Long-Term Investments (including $2,157 and $2,283 of investments at fair value, respectively)	44,768	37,410
Property, Plant, and Equipment (net of accumulated depreciation of $347,469 and $338,419, respectively)	116,773	120,221
Assets Held for Sale	3,937	4,527
Intangibles (net of accumulated amortization of $437,497 and $413,412, respectively)	163,710	155,112
Goodwill	776,944	725,937
Other Non-Current Assets	100,799	94,247
Total assets	$1,387,387	$1,308,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$63,167	$60,478
Accrued liabilities	146,394	144,034
Short-term debt	33,000	7,000
Total current liabilities	242,561	211,512
Long-Term Debt	742,592	748,122
Deferred Income Taxes	51,926	46,752
Other Non-Current Liabilities	66,937	76,107
Commitments and Contingencies (Notes 12, 13 and 16)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2011 – 50,817; 2010 – 51,338)	50,817	51,338
Additional paid-in capital	54,712	62,915
Retained earnings	228,326	161,957
Accumulated other comprehensive loss	(50,484)	(50,012)
Total shareholders’ equity	283,371	226,198
Total liabilities and shareholders’ equity	$1,387,387	$1,308,691

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$355,144	$367,633	$1,051,170	$1,050,749
Cost of goods sold, including restructuring charges	122,638	121,433	363,487	361,736
Gross Profit	232,506	246,200	687,683	689,013

Selling, general and administrative expense	162,524	157,589	480,868	466,319
Net restructuring charges	4,337	103	9,839	2,011
Net gain on sale of facility	—	—	(110)	—
Operating Income	65,645	88,508	197,086	220,683

Loss on early debt extinguishment	—	—	(6,995)	—
Interest expense	(11,831)	(11,207)	(35,922)	(33,250)
Other (expense) income	(301)	383	(216)	(1,017)
Income Before Income Taxes	53,513	77,684	153,953	186,416

Income tax provision	16,778	26,512	49,189	67,846
Income From Continuing Operations	36,735	51,172	104,764	118,570

Net Loss From Discontinued Operations	—	(372)	—	(771)
Net Income	$36,735	$50,800	$104,764	$117,799

Basic Earnings Per Share:
Income from continuing operations	$0.72	$0.99	$2.04	$2.31
Net loss from discontinued operations	—	(0.01)	—	(0.02)
Basic earnings per share	0.72	0.99	2.04	2.29

Diluted Earnings Per Share:
Income from continuing operations	$0.71	$0.99	$2.02	$2.30
Net loss from discontinued operations	—	(0.01)	—	(0.01)
Diluted earnings per share	0.71	0.98	2.02	2.28

Cash Dividends Per Share	$0.25	$0.25	$0.75	$0.75

Total Comprehensive Income	$33,812	$52,369	$104,292	$120,261

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

		Nine Months Ended September 30,
		2011	2010
	Cash Flows From Operating Activities:
	Net income	$104,764	$117,799
	Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
	Net loss from discontinued operations	—	771
	Depreciation	16,165	15,728
	Amortization of intangibles	40,297	38,935
	Amortization of contract acquisition costs	12,737	14,696
	Deferred income taxes	4,086	7,164
	Employee share-based compensation expense	4,503	4,548
	Loss on early debt extinguishment	6,995	—
	Other non-cash items, net	8,249	9,024
	Changes in assets and liabilities, net of effect of acquisitions:
	Trade accounts receivable	(1,826)	1,889
	Inventories and supplies	(461)	(294)
	Other current assets	(5,411)	(249)
	Non-current assets	2,429	1,974
	Accounts payable	(76)	(2,502)
	Contract acquisition payments	(9,998)	(13,837)
	Other accrued and non-current liabilities	(11,206)	(25,162)
	Net cash provided by operating activities of continuing operations	171,247	170,484

	Cash Flows From Investing Activities:
	Purchases of capital assets	(28,226)	(31,613)
	Payments for acquisitions, net of cash acquired	(80,486)	(98,621)
	Payments on company-owned life insurance policies	(6,383)	—
	Loans to distributors	(3,515)	—
	Proceeds from company-owned life insurance policies	—	5,782
	Proceeds from sales of marketable securities	—	1,970
	Other	(1,936)	(1,883)
	Net cash used by investing activities of continuing operations	(120,546)	(124,365)

	Cash Flows From Financing Activities:
	Net proceeds from short-term debt	26,000	4,000
	Payments on long-term debt, including costs of debt reacquisition	(215,030)	—
	Proceeds from issuing long-term debt	200,000	—
	Payments for debt issue costs	(3,470)	(2,361)
	Change in book overdrafts	1,982	(1,595)
	Proceeds from issuing shares under employee plans	7,597	3,078
	Excess tax benefit from share-based employee awards	972	396
	Payments for common shares repurchased	(23,620)	(2,999)
	Cash dividends paid to shareholders	(38,395)	(38,586)
	Net cash used by financing activities of continuing operations	(43,964)	(38,067)

	Effect Of Exchange Rate Change On Cash	(1,099)	250

	Net Change In Cash And Cash Equivalents	5,638	8,302
Cash And Cash Equivalents:	Beginning Of Period	17,383	12,789
	End Of Period	$23,021	$21,091

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of September 30, 2011, the consolidated statements of income for the quarters and nine months ended September 30, 2011 and 2010 and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. The consolidated balance sheet as of December 31, 2010 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Note 2: New accounting pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance changes some fair value measurement principles and disclosure requirements. The changes in fair value measurement principles relate primarily to financial assets and do not impact our fair value measurements at this time. Effective January 1, 2012, we will adopt the new disclosure requirements.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under the new guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less that its carrying amount. If, after this qualitative assessment, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. We elected to adopt this new standard during the quarter ended September 30, 2011. As such, when performing our annual goodwill impairment analysis as of July 31, 2011, we performed a qualitative assessment of events and circumstances affecting the fair value of all of our reporting units. Further information regarding the results of this analysis can be found in Note 8: Fair value measurements.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

	September 30, 2011	December 31, 2010
Raw materials	$5,477	$4,879
Semi-finished goods	8,905	8,393
Finished goods	5,208	5,083
Supplies, primarily production	2,896	3,305
Inventories and supplies	$22,486	$21,660

Marketable securities – Available-for-sale marketable securities included within funds held for customers and other current assets were comprised of the following:

	September 30, 2011
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate investments:
Money market securities	$1,941	$—	$—	$1,941
Funds held for customers:(1)
Money market securities	4,853	—	—	4,853
Canadian and provincial government securities	4,988	191	—	5,179
Marketable securities – funds held for customers	9,841	191	—	10,032
Total marketable securities	$11,782	$191	$—	$11,973

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2011, also included cash and cash equivalents of $24,579.

	December 31, 2010
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

Expected maturities of available-for-sale securities as of September 30, 2011 were as follows:

Fair value
Due in one year or less	$6,794
Due in one to three years	539
Due in three to five years	1,797
Due after five years	2,843
Total marketable securities	$11,973

Further information regarding the fair value of marketable securities can be found in Note 8: Fair value measurements.

Intangibles – Intangibles were comprised of the following:

	September 30, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	405,550	(337,188)	68,362	378,269	(314,267)	64,002
Customer lists/relationships	68,327	(39,947)	28,380	72,292	(43,660)	28,632
Distributor contracts	30,900	(27,747)	3,153	30,900	(26,396)	4,504
Trade names	67,661	(24,912)	42,749	59,361	(22,009)	37,352
Other	9,669	(7,703)	1,966	8,602	(7,080)	1,522
Amortizable intangibles	582,107	(437,497)	144,610	549,424	(413,412)	136,012
Intangibles	$601,207	$(437,497)	$163,710	$568,524	$(413,412)	$155,112

Total amortization of intangibles was $12,198 for the quarter ended September 30, 2011 and $14,193 for the quarter ended September 30, 2010. Amortization of intangibles was $40,297 for the nine months ended September 30, 2011 and $38,935 for the nine months ended September 30, 2010. Based on the intangibles in service as of September 30, 2011, estimated future amortization expense is as follows:

Estimated amortization expense
Remainder of 2011	$10,105
2012	32,021
2013	21,669
2014	11,607
2015	8,009

Goodwill – Changes in goodwill during the nine months ended September 30, 2011 were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2010:
Goodwill	$596,534	$897	$148,506	$745,937
Accumulated impairment charges	(20,000)	—	—	(20,000)
	576,534	897	148,506	725,937
Acquisition of Banker’s Dashboard (see Note 5)	—	26,281	—	26,281
Acquisition of PsPrint (see Note 5)	24,826	—	—	24,826
Currency translation adjustment	(100)	—	—	(100)
Balance, September 30, 2011:
Goodwill	621,260	27,178	148,506	796,944
Accumulated impairment charges	(20,000)	—	—	(20,000)
	$601,260	$27,178	$148,506	$776,944

Other non-current assets – Other non-current assets were comprised of the following:

	September 30, 2011	December 31, 2010
Contract acquisition costs	$57,364	$57,476
Deferred advertising costs	15,465	15,832
Other	27,970	20,939
Other non-current assets	$100,799	$94,247

See Note 16 for a discussion of market risks related to contract acquisition costs. Changes in contract acquisition costs during the first nine months of 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of year	$57,476	$45,701
Additions(1)	12,880	24,388
Amortization	(12,737)	(14,696)
Write-offs	—	(234)
Other	(255)	—
Balance, end of period	$57,364	$55,159

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $9,998 for the nine months ended September 30, 2011 and $13,837 for the nine months ended September 30, 2010.

Accrued liabilities – Accrued liabilities were comprised of the following:

	September 30, 2011	December 31, 2010
Funds held for customers	$34,100	$35,475
Employee profit sharing/cash bonus and pension	21,138	34,109
Customer rebates	19,896	19,201
Contract acquisition costs due within one year	13,518	8,550
Interest	13,241	5,227
Wages, including vacation	9,215	5,898
Restructuring due within one year (see Note 9)	5,692	6,435
Other	29,594	29,139
Accrued liabilities	$146,394	$144,034

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings per share – basic:
Income from continuing operations	$36,735	$51,172	$104,764	$118,570
Income allocated to participating securities	(240)	(267)	(565)	(627)
Income available to common shareholders	$36,495	$50,905	$104,199	$117,943

Weighted-average shares outstanding	50,889	51,171	51,112	51,120
Earnings per share – basic	$0.72	$0.99	$2.04	$2.31

Earnings per share – diluted:
Income from continuing operations	$36,735	$51,172	$104,764	$118,570
Income allocated to participating securities	(166)	(265)	(325)	(625)
Re-measurement of share-based awards classified as liabilities	(77)	2	(65)	53
Income available to common shareholders	$36,492	$50,909	$104,374	$117,998

Weighted-average shares outstanding	50,889	51,171	51,112	51,120
Dilutive impact of potential common shares	314	191	431	197
Weighted-average shares and potential common shares outstanding	51,203	51,362	51,543	51,317

Earnings per share – diluted	$0.71	$0.99	$2.02	$2.30

Antidilutive options excluded from calculation	1,961	2,357	1,961	2,357

Earnings per share amounts for continuing operations, discontinued operations and net income, as presented on the consolidated statements of income, are calculated individually and may not sum due to rounding differences.

Note 5: Acquisitions

During July 2011, we acquired substantially all of the assets of PsPrint, LLC for cash of $45,486, net of cash acquired, which we funded with a draw on our credit facility. PsPrint is a web-to-print solutions company that provides online print marketing and promotional services for small businesses. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $24,826. The entire amount of goodwill is expected to be tax deductible. We believe this acquisition resulted in goodwill as it is expected to accelerate one of our key platforms for growth by combining PsPrint’s capabilities and technology with our market presence. Transaction costs related to this acquisition were expensed as incurred and were not significant to our consolidated statements of income for the quarter or nine months ended September 30, 2011. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

Intangible assets acquired in the PsPrint acquisition included internal-use software valued at $9,050 with a useful life of five years, a trade name valued at $6,100 with a useful life of 10 years, and a customer list valued at $3,300 with a useful life of six years. The customer list is being amortized using an accelerated method and the software and trade name are being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 8.

During April 2011, we acquired substantially all of the assets of Banker’s Dashboard, LLC, for $39,700, comprised of $35,000 of cash and $4,700 for shares of our common stock plus related dividend equivalent payments. We funded the cash portion of the purchase price with cash on hand and a draw on our credit facility. The common stock amount represents the fair value of 193 shares that we will issue to the previous owners of Banker’s Dashboard at a future date, and which has been recorded as a component of additional paid-in capital in the consolidated balance sheet. The shares will be issued four years after the closing of the acquisition. The shares could potentially be issued two years after the closing of the transaction, depending on the retention of certain Banker’s Dashboard employees. Banker’s Dashboard is a provider of online financial management tools that provide banks with daily access to their total financial picture. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $26,281. The entire amount of goodwill is expected to be tax deductible. We believe this acquisition resulted in goodwill as it extends the range of products and services we offer to our financial institution clients. Transaction costs related to this acquisition were expensed as incurred and were not significant to our consolidated statements of income for the quarter or nine months ended September 30, 2011. The results of operations of this business from its acquisition date are included in our Financial Services segment.

Intangible assets acquired in the Banker’s Dashboard acquisition consisted primarily of a customer list valued at $9,300 with a useful life of nine years and a trade name valued at $2,200 with a useful life of eight years. The customer list is being amortized using an accelerated method and the trade name is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 8.

Note 6: Assets held for sale and discontinued operations

Assets held for sale as of September 30, 2011 consisted of our facility located in Thorofare, New Jersey, which was closed in April 2009. Assets held for sale as of December 31, 2010 also included our facility located in Greensboro, North Carolina, which was closed in July 2009. Both facilities previously housed manufacturing operations, while the Thorofare location also housed a customer call center. The Greensboro facility was sold in January 2011 for net cash proceeds of $699, realizing a pre-tax gain of $110. We are actively marketing the Thorofare property and expect its selling price to exceed its carrying value.

Net loss from discontinued operations for the quarter and nine months ended September 30, 2010 related to the finalization of purchase consideration related to a previously divested business.

Note 7: Derivative financial instruments

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Information regarding hedge ineffectiveness in each period is presented in Note 8. The fair value of the interest rate swaps is included in other non-current assets on the consolidated balance sheets. Information regarding the interest rate swaps as of September 30, 2011 is as follows:

	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$84,847	$1,719	$1,114
Fair value hedge related to long-term debt due in 2014	198,000	3,781	3,366
Total fair value hedges	$282,847	$5,500	$4,480

Information regarding the interest rate swaps as of December 31, 2010 is as follows:

	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$210,000	$5,456	$4,879

During the first quarter of 2011, we retired $195,463 of our bonds due in 2012 (see Note 12). In conjunction with this debt retirement, a portion of the interest rate swaps was settled and we received cash payments of $2,548. We classify the cash flows from derivative instruments that have been designated as fair value or cash flow hedges in the same category as the cash flows from the items being hedged. As such, the cash received upon settlement of a portion of the interest rate swaps is included in net cash provided by operating activities of continuing operations on the consolidated statement of cash flows for the nine months ended September 30, 2011. Interest rate swaps remaining after the settlement were redesignated as fair value hedges during March 2011.

In conjunction with the debt retirement during the quarter ended March 31, 2011, we recognized $3,094 of the fair value adjustment to the hedged debt, decreasing the loss on early debt extinguishment. The $1,356 remaining fair value adjustment to the hedged debt as of the date hedge accounting was discontinued is being recorded as a decrease to interest expense over the term of the remaining debt.

See Note 8 for further information regarding the fair value of these instruments.

Note 8: Fair value measurements

2011 asset impairment analyses – We evaluate the carrying value of our indefinite-lived trade name and goodwill as of July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. As such, during the quarter ended September 30, 2011, we completed our annual impairment analyses.

When evaluating whether our indefinite-lived trade name is impaired, we compare the carrying amount of the asset to its estimated fair value. The estimate of fair value is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. Should the estimated fair value be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss is calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The impairment analysis completed during the quarter ended September 30, 2011, indicated that the calculated fair value of the indefinite-lived trade name exceeded its carrying value of $19,100 by approximately $12,000.

In previous years, a two-step, quantitative approach was required in evaluating goodwill for impairment. First, we would calculate the estimated fair value of each reporting unit to which goodwill was assigned and compare this estimated fair value to the carrying amount of its net assets. If the carrying amount of a reporting unit’s net assets exceeded its estimated fair value, the second step of the goodwill impairment analysis required us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. As discussed in Note 2, we adopted ASU No. 2011-08 during the quarter ended September 30, 2011. This new standard gives us the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less that its carrying amount. If, after this qualitative assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. In completing our 2011 annual impairment analysis, we elected to perform this qualitative assessment for all of our reporting units to which goodwill is assigned. As such, we completed a qualitative analysis of goodwill, evaluating factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010 in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43,000 and $546,000, or by amounts between 55% and 442% above the carrying values of their net assets. In completing our qualitative analysis, we noted no changes in events or circumstances which would require us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units. As such, no impairment charges were recorded as a result of our 2011 annual impairment analyses.

2011 acquisitions – During 2011, we completed two business combinations (see Note 5). We are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired were comprised primarily of customer lists, internal-use software and trade names. The fair value of the customer lists was estimated using the multi-period excess earnings method. Assumptions used in this calculation included same-customer revenue growth rates and estimated annual customer retention rates. The customer retention rates were based on the acquirees’ historical information, as well as management’s estimates of the costs to obtain and retain customers. The aggregate calculated fair value of the customer lists was $12,600, which is being amortized over a weighted-average period of 8.2 years using an accelerated method. The fair value of the internal-use software was estimated, in part, using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. In addition, the fair value of a portion of the internal-use software was estimated using the actual cost of the software adjusted for obsolescence. The calculated fair value of the internal-use software was $9,050, which is being amortized on the straight-line basis over five years. The fair value of the trade names was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade names. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for the acquired operations. The aggregate calculated fair value of the trade names was $8,300, which is being amortized on the straight-line basis over a weighted-average period of 9.5 years.

In conjunction with the acquisition of Banker’s Dashboard in April 2011, we will be issuing 193 shares of our common stock at a later date. The fair value of this consideration was determined as the fair value of our common stock on the date of the acquisition, discounted to reflect the restrictions which prohibit the trade or transfer of the stock until the date of issuance. The estimated fair value of the stock consideration was $4,300, which is reflected in additional paid-in capital on the consolidated balance sheet as of September 30, 2011.

Recurring fair value measurements – We held an investment in a Canadian money market fund of $1,941 as of September 30, 2011 and $2,029 as of December 31, 2010. This investment is included in other current assets on the consolidated balance sheets. The money market fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or nine months ended September 30, 2011 and 2010.

Funds held for customers included available-for-sale marketable securities of $10,032 as of September 30, 2011 and $10,249 as of December 31, 2010. A portion of these assets represents an investment in a Canadian money market fund. The remainder of the assets relates to a mutual fund investment which invests in Canadian and provincial government securities. These funds are not traded in active markets and their fair values are determined by obtaining quoted prices in active markets for the underlying securities held by the funds. Unrealized gains and losses on these investments, net of tax, are included in other comprehensive loss on the consolidated balance sheets. Realized gains and losses are included in revenue on the consolidated statements of income and were not significant for the quarters or nine months ended September 30, 2011 and 2010. The cost of securities sold is determined using the average cost method.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The fair value of the investment is included in long-term investments on the consolidated balance sheets and was $2,157 as of September 30, 2011 and $2,283 as of December 31, 2010. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense in the consolidated statements of income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of income. The cost of securities sold is determined using the average cost method. We recognized a net unrealized loss on the investment in mutual funds of $226 during the quarter ended September 30, 2011. Net unrealized gains and losses recognized during the nine months ended September 30, 2011 and during the quarter and nine months ended September 30, 2010 were not significant. Realized gains recognized during these periods were also not significant.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain from derivatives	$2,866	$1,831	$2,592	$6,800
Loss from change in fair value of hedged debt	(2,792)	(1,706)	(3,115)	(6,349)
Net decrease (increase) in interest expense	$74	$125	$(523)	$451

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$10,032	$—	$10,032	$—
Marketable securities – corporate investments	1,941	—	1,941	—
Long-term investment in mutual funds	2,157	2,157	—	—
Derivative assets	5,500	—	5,500	—

		Fair value measurements using
	Fair value as of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$10,249	$—	$10,249	$—
Marketable securities – corporate investments	2,029	—	2,029	—
Long-term investment in mutual funds	2,283	2,283	—	—
Derivative assets	5,456	—	5,456	—

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

Long-term debt – The fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market (Level 1 fair value measurement), with the exception of the debt issued in March 2011 which is not currently traded in an active market. The fair value of this debt is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates and data from trades executed by institutional investors (Level 2 fair value measurement). The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$23,021	$23,021	$17,383	$17,383
Cash and cash equivalents – funds held for customers	24,579	24,579	25,471	25,471
Short-term debt	33,000	33,000	7,000	7,000
Long-term debt	742,592	736,843	748,122	751,978

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Severance accruals	$3,011	$384	$5,834	$3,591
Severance reversals	(205)	(686)	(1,114)	(2,238)
Operating lease obligations	52	—	52	415
Operating lease reversals	—	(72)	—	(380)
Net restructuring accruals	2,858	(374)	4,772	1,388
Other costs	1,740	476	5,904	1,185
Net restructuring charges	$4,598	$102	$10,676	$2,573

The net restructuring charges are reflected in the consolidated statements of income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of goods sold	$261	$(1)	$837	$562
Operating expenses	4,337	103	9,839	2,011
Net restructuring charges	$4,598	$102	$10,676	$2,573

2011 restructuring charges – During the quarter and nine months ended September 30, 2011, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 100 employees for the quarter ended September 30, 2011 and severance benefits for approximately 190 employees for the nine months ended September 30, 2011. These charges were reduced by the reversal of restructuring accruals recorded primarily in 2010 as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

2010 restructuring charges – During the quarter and nine months ended September 30, 2010, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continued our cost reduction initiatives. Net restructuring accruals for the nine months ended September 30, 2010 also included employee reductions resulting from the acquisition of Custom Direct in April 2010. The restructuring accruals included severance benefits for approximately 40 employees for the quarter ended September 30, 2010 and severance benefits for approximately 115 employees for the nine months ended September 30, 2010. These charges were reduced by the reversal of restructuring accruals as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $5,836 as of September 30, 2011 are reflected in the consolidated balance sheet as accrued liabilities of $5,692 and other non-current liabilities of $144. Restructuring accruals of $6,798 as of December 31, 2010 are reflected in the consolidated balance sheet as accrued liabilities of $6,435 and other non-current liabilities of $363. The majority of the employee reductions are expected to be completed by early 2012. We expect most of the related severance payments to be fully paid by mid-2012, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through May 2013. As of September 30, 2011, approximately 160 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K.

As of September 30, 2011, our restructuring accruals, by company initiative, were as follows:

	2008 initiatives	2009 initiatives	2010 initiatives	2011 initiatives	Total
Balance, December 31, 2010	$117	$652	$6,029	$—	$6,798
Restructuring charges	—	4	75	5,807	5,886
Restructuring reversals	(11)	(56)	(990)	(57)	(1,114)
Payments	(106)	(378)	(3,655)	(1,595)	(5,734)
Balance, September 30, 2011	$—	$222	$1,459	$4,155	$5,836

Cumulative amounts:
Restructuring charges	$27,545	$11,019	$9,715	$5,807	$54,086
Restructuring reversals	(5,881)	(1,669)	(1,254)	(57)	(8,861)
Payments	(21,664)	(9,128)	(7,002)	(1,595)	(39,389)
Balance, September 30, 2011	$—	$222	$1,459	$4,155	$5,836

As of September 30, 2011, the components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2010	$1,248	$1,954	$252	$2,616	$236	$492	$6,798
Restructuring charges	1,209	2,235	79	2,311	52	—	5,886
Restructuring reversals	(687)	(222)	(32)	(173)	—	—	(1,114)
Inter-segment transfer	125	234	2	(361)	—	—	—
Payments	(1,003)	(2,045)	(216)	(2,167)	(150)	(153)	(5,734)
Balance, September 30, 2011	$892	$2,156	$85	$2,226	$138	$339	$5,836

Cumulative amounts(1):
Restructuring charges	$15,219	$8,936	$2,898	$24,662	$1,862	$509	$54,086
Restructuring reversals	(2,454)	(1,056)	(157)	(4,801)	(393)	—	(8,861)
Inter-segment transfer	914	619	63	(1,596)	—	—	—
Payments	(12,787)	(6,343)	(2,719)	(16,039)	(1,331)	(170)	(39,389)
Balance, September 30, 2011	$892	$2,156	$85	$2,226	$138	$339	$5,836

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

Pension and postretirement benefit expense for the quarters ended September 30, 2011 and 2010 consisted of the following components:

	Postretirement benefit plan		Pension plan
	2011	2010	2011	2010
Interest cost	$1,667	$1,820	$41	$45
Expected return on plan assets	(1,963)	(1,806)	—	—
Amortization of prior service credit	(936)	(936)	—	—
Amortization of net actuarial losses	1,354	1,352	—	—
Total periodic benefit expense	$122	$430	$41	$45

Pension and postretirement benefit expense for the nine months ended September 30, 2011 and 2010 consisted of the following components:

	Postretirement benefit plan		Pension plan
	2011	2010	2011	2010
Interest cost	$5,002	$5,461	$123	$135
Expected return on plan assets	(5,888)	(5,419)	—	—
Amortization of prior service credit	(2,807)	(2,807)	—	—
Amortization of net actuarial losses	4,061	4,055	—	—
Total periodic benefit expense	$368	$1,290	$123	$135

Note 11:  Income tax provision

Our effective tax rate for the nine months ended September 30, 2011 was 32.0%, compared to our 2010 annual effective tax rate of 35.0%. The 2011 effective tax rate was favorably impacted 1.0 percentage point by actions taken to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidies after 2012. Our 2011 tax rate also included discrete items, including a reduction in the valuation allowance related to foreign operating loss carryforwards, which decreased our effective tax rate by 1.2 percentage points.

Our 2010 effective tax rate included a $4,063 charge resulting from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010 and requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan and increased our 2010 effective tax rate 1.7 points. Our 2010 effective tax rate also included favorable adjustments related to accruals for uncertain tax positions, which lowered our effective tax rate 1.3 percentage points.

Note 12: Debt

Total debt outstanding was comprised of the following:

	September 30, 2011	December 31, 2010
5.0% senior, unsecured notes due December 15, 2012, net of discount, including cumulative change in fair value of hedged debt: 2011 - $1,114 increase; 2010 - $4,879 increase	$85,897	$284,843
5.125% senior, unsecured notes due October 1, 2014, net of discount, including cumulative change in fair value of hedged debt: 2011 - $3,366 increase	256,695	263,279
7.375% senior notes due June 1, 2015	200,000	200,000
7.0% senior notes due March 15, 2019	200,000	—
Long-term portion of debt	742,592	748,122
Amounts drawn on credit facility	33,000	7,000
Total debt	$775,592	$755,122

Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

All of our notes include covenants that place certain restrictions on the issuance of additional debt and limitations on certain liens. The notes due in 2019 and 2015 also include limitations on our ability to issue redeemable stock and preferred stock, make loans and investments, and consolidate, merge or sell all or substantially all of our assets.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. We anticipate registering the notes with the Securities and Exchange Commission (SEC) via a registration statement within 340 days of March 15, 2011. Interest payments are due each March and September. The notes are fully and unconditionally guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. At any time prior to March 15, 2014, we may on any one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,530. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The estimated fair value of the notes issued in March 2011 was $192,500 as of September 30, 2011, based on a pricing model utilizing readily observable market interest rates and data from trades executed by institutional investors.

In May 2007, we issued $200,000 of 7.375% senior notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes place a limitation on restricted payments, including share repurchases and increases in dividend levels. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Principal redemptions may be made at our election at any time at redemption prices ranging from 100% to 103.688% of the principal amount. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,329. These proceeds were used as part of our repayment of unsecured notes which matured on October 1, 2007. The fair value of the notes issued in May 2007 was $204,118 as of September 30, 2011, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During the quarter ended March 31, 2011, we retired $10,000 of these notes, realizing a pre-tax loss of $185. As of September 30, 2011, the fair value of the $253,500 remaining notes outstanding was $253,827 based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge a portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges.

In December 2002, we issued $300,000 of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300,000 in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295,722. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2011, we completed a tender offer and retired $195,463 of these notes, realizing a pre-tax loss of $6,810. As of September 30, 2011, the fair value of the $84,847 remaining notes outstanding was $86,398, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges.

As of September 30, 2011, we had a $200,000 credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all personal property. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, and certain asset sales outside the ordinary course of business, as well as required repayments in the event of a change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

Amounts outstanding under our credit facility were as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Daily average amount outstanding	$22,670	$49,957
Weighted-average interest rate	3.02%	3.20%

As of September 30, 2011, $33,000 was outstanding under our credit facility at a weighted-average interest rate of 3.21%. As of December 31, 2010, $7,000 was outstanding at a weighted-average interest rate of 5.25%.

As of September 30, 2011, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$200,000
Amounts drawn on credit facility	(33,000)
Outstanding letters of credit	(8,551)
Net available for borrowing as of September 30, 2011	$158,449

Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate, although there is an aggregate annual limit on the amount of dividends and share repurchases under the terms of our credit facility. If our ratio of EBITDA to interest expense falls below two to one, there would also be limitations on our ability to issue additional debt.

Note 13:  Other commitments and contingencies

Information regarding indemnifications, environmental matters and self-insurance can be found under the caption “Note 14: Other commitments and contingencies” in the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K.  No significant changes in these items occurred during the nine months ended September 30, 2011.

Note 14: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 5,257 shares remain available for purchase under this authorization as of September 30, 2011. During the nine months ended September 30, 2011, we repurchased 940 shares for $23,620.

Changes in shareholders’ equity during the nine months ended September 30, 2011 were as follows:

	Common shares		Additional		Accumulated other	Total
	Number	Par	paid-in	Retained	comprehensive	shareholders’
	of shares	value	capital	earnings	loss	equity
Balance, December 31, 2010	51,338	$51,338	$62,915	$161,957	$(50,012)	$226,198
Net income	—	—	—	104,764	—	104,764
Cash dividends	—	—	—	(38,395)	—	(38,395)
Common shares issued	482	482	7,394	—	—	7,876
Common shares to be issued for Banker’s Dashboard acquisition (see Note 5)	—	—	4,300	—	—	4,300
Tax impact of share-based awards	—	—	240	—	—	240
Common shares repurchased	(940)	(940)	(22,680)			(23,620)
Other common shares retired	(63)	(63)	(1,575)	—	—	(1,638)
Fair value of share-based compensation	—	—	4,118	—	—	4,118
Amortization of postretirement prior service credit, net of tax	—	—	—	—	(1,746)	(1,746)
Amortization of postretirement net actuarial losses, net of tax	—	—	—	—	2,525	2,525
Amortization of loss on derivatives, net of tax(1)	—	—	—	—	1,313	1,313
Net unrealized gain on marketable securities, net of tax	—	—	—	—	131	131
Currency translation adjustment	—	—	—	—	(2,695)	(2,695)
Balance, September 30, 2011	50,817	$50,817	$54,712	$228,326	$(50,484)	$283,371

(1) Relates to interest rate locks executed in 2004 and 2002. See “Note 6: Derivative financial instruments” in the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K.

Accumulated other comprehensive loss was comprised of the following:

	September 30, 2011	December 31, 2010
Postretirement and defined benefit pension plans:
Unrealized prior service credit	$13,905	$15,651
Unrealized net actuarial losses	(65,818)	(68,343)
Postretirement and defined benefit pension plans, net of tax	(51,913)	(52,692)
Loss on derivatives, net of tax	(3,209)	(4,522)
Unrealized gain on marketable securities, net of tax	144	13
Currency translation adjustment	4,494	7,189
Accumulated other comprehensive loss	$(50,484)	$(50,012)

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

The following is our segment information as of and for the quarters ended September 30, 2011 and 2010:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2011	$214,442	$85,194	$55,508	$—	$355,144
	2010	206,572	102,614	58,447	—	367,633
Operating income:	2011	34,650	14,128	16,867	—	65,645
	2010	45,298	27,157	16,053	—	88,508
Depreciation and amortization	2011	11,437	3,292	3,050	—	17,779
expense:	2010	11,099	2,911	5,369	—	19,379
Total assets:	2011	816,500	104,375	173,118	293,394	1,387,387
	2010	779,588	65,054	181,982	298,227	1,324,851
Capital asset purchases:	2011	—	—	—	8,930	8,930
	2010	—	—	—	10,547	10,547

The following is our segment information as of and for the nine months ended September 30, 2011 and 2010:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2011	$617,600	$259,865	$173,705	$—	$1,051,170
	2010	592,063	302,307	156,379	—	1,050,749
Operating income:	2011	104,749	43,039	49,298	—	197,086
	2010	104,843	71,178	44,662	—	220,683
Depreciation and amortization	2011	33,970	9,457	13,035	—	56,462
expense:	2010	34,230	8,880	11,553	—	54,663
Total assets:	2011	816,500	104,375	173,118	293,394	1,387,387
	2010	779,588	65,054	181,982	298,227	1,324,851
Capital asset purchases:	2011	—	—	—	28,226	28,226
	2010	—	—	—	31,613	31,613

Note 16: Market risks

Due to the downturn in the U.S. economy, including the liquidity crisis in the credit markets, as well as failures and consolidations of companies within the financial services industry since 2008, we have identified certain market risks which may affect our future operating performance.

Economic conditions –During the quarter ended March 31, 2009, we recorded a goodwill impairment charge of $20,000 in our Small Business Services segment related to one of our reporting units, as well as an impairment charge of $4,900 in our Small Business Services segment related to an indefinite-lived trade name. These charges resulted from the continuing negative impact of the economic downturn on our expected operating results. The annual impairment analyses completed during the quarter ended September 30, 2011 indicated no impairment of goodwill or our indefinite-lived trade name. See Note 8 for further information regarding these impairment analyses. We will continue to monitor whether additional impairment analyses are required with respect to the carrying value of goodwill and the indefinite-lived trade name.

Postretirement benefit plan – The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value. As such, the fair value of our plan assets decreased significantly during the year, resulting in a $29,879 increase in the unfunded status of our plan as compared to the end of the previous year. This affected the amounts reported in the consolidated balance sheet as of December 31, 2008 and also contributed to an increase in postretirement benefit expense of $2,374 in 2009, as compared to 2008. The fair value of our plan assets later recovered, increasing $21,592 during 2009 and $10,990 during 2010. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during the nine months ended September 30, 2011 or during 2010. Rather, we used cash provided by operating activities to make these payments.

Financial institution clients – Continued turmoil in the financial services industry, including further bank failures and consolidations, could have a significant impact on our consolidated results of operations if we were to lose a significant amount of business and/or we were unable to recover the value of an unamortized contract acquisition cost or account receivable. As of September 30, 2011, unamortized contract acquisition costs totalled $57,364, while liabilities for contract acquisition costs not paid as of September 30, 2011 were $21,083. The inability to recover amounts paid to a larger financial institution client could have a significant negative impact on our consolidated results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Our business is organized into three segments: Small Business Services, Financial Services and Direct Checks. Our Small Business Services segment generated 58.8% of our consolidated revenue for the first nine months of 2011. This segment sells personalized printed products, which include business checks, printed forms, promotional products, marketing materials and related services, as well as retail packaging supplies and a suite of business services, including web design and hosting, fraud protection, payroll, logo design, search engine marketing and business networking. We have sold these products and services to approximately four million small businesses in the last 24 months. Small Business Services promotes and distributes its products and services through direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, Safeguard® distributors and a network of local independent dealers, as well as outbound telemarketing groups. Our Financial Services segment generated 24.7% of our consolidated revenue for the first nine months of 2011. This segment’s products and services for financial institutions include comprehensive check programs for both personal and business checks, fraud prevention and monitoring services, customer acquisition campaigns, marketing communications, regulatory program services, customer loyalty programs and profitability offers that provide insight into financial institution financial performance. These products and services are sold through multiple channels, including a direct sales force, to approximately 6,200 financial institution clients nationwide, including banks, credit unions and financial services companies. Our Direct Checks segment generated 16.5% of our consolidated revenue for the first nine months of 2011. This segment is the nation’s leading direct-to-consumer check supplier, selling under various brand names including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company® and Artistic Checks®, among others. Through these brands, we sell personal and business checks and related products and services directly to consumers using direct response marketing and the internet. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe.

Throughout the downturn in the U.S. economy which began in late 2008, we have focused on capitalizing on transformational opportunities available to us so that we will be positioned to deliver increasing revenues and continued strong operating margins once the economy recovers. These opportunities include new product offerings, brand awareness and positioning initiatives, investing in technology for new service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that offer marketing and other services, extend our direct-to-consumer offerings, improve our operating cash flow, and extend the range of products and services we offer to our financial institution clients. During the remainder of 2011, we will continue our focus in these areas, with an emphasis on revenue growth, introducing new marketing and other service solutions for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases with a focus on marketing and other services. During April 2011, we acquired substantially all of the assets of Banker’s Dashboard, LLC, for $39.7 million, comprised of $35.0 million of cash and $4.7 million for shares of our common stock plus related dividend equivalent payments. Banker’s Dashboard is a provider of online financial management tools that provide banks with daily access to their total financial picture. The acquisition is expected to be neutral to earnings per share in 2011. During July 2011, we acquired substantially all of the assets of PsPrint, LLC, for cash of $45.5 million, net of cash acquired. PsPrint is a web-to-print solutions company that provides online print marketing and promotional services for small businesses. This acquisition is also expected to be neutral to earnings per share in 2011.

Our earnings for the first nine months of 2011, as compared to the first nine months of 2010, benefited from the following:

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

These benefits were offset by the following:

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

•	Higher restructuring charges as we continue to execute our cost reduction initiatives;
•	Investments in brand awareness and business development initiatives;
•	Employee merit wage increases which were reinstated in March 2011; and
•	Increases in material costs and delivery rates.

Our Strategies

Details concerning our strategies were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). There were no significant changes in our strategies during the first nine months of 2011.

Update on Cost Reduction Initiatives

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2010 Form 10-K, we had anticipated that we would realize cost reductions of approximately $65 million in 2011, as compared to our 2010 results of operations. We currently expect that we will realize approximately $70 million in cost savings during 2011, but we expect higher restructuring charges will result in net reductions of approximately $60 million for the year. To date, most of our savings are from our sales and marketing and fulfillment organizations.

Outlook for 2011

We anticipate that consolidated revenue from continuing operations will be between $1.410 billion and $1.420 billion for 2011, as compared to $1.402 billion for 2010, which included revenue of $24.6 million from a contract settlement executed in the third quarter of 2010. In Small Business Services, we expect the percentage increase in revenue to be in the mid to upper single digits as compared to 2010, as the benefits of price increases, our e-commerce investments and growth in marketing and other services offerings, including revenue from the PsPrint acquisition, are expected to more than offset volume declines in core business products. In Financial Services, we expect the percentage decrease in revenue to be in the low double digits or high single digits, excluding the contract settlement in the third quarter of 2010, driven by check order declines of approximately seven to eight percent compared to 2010 given the increases in electronic payments. We expect the related revenue pressure in Financial Services to be partially offset by increasing contributions from non-check revenue, including those from the Banker’s Dashboard acquisition. We expect a new large financial institution client, which executed a contract with us in September 2011, will begin contributing volume early in 2012. In Direct Checks, we expect the percentage increase in revenue to be in the mid-single digits compared to 2010, driven by a full year of revenue from the Custom Direct acquisition, partially offset by check usage declines.

We expect that 2011 diluted earnings per share will be between $2.78 and $2.85, which includes total estimated charges of $0.27 per share related to losses on the repurchase of long-term debt, restructuring-related costs and transaction costs related to acquisitions. Earnings per share for 2010 was $2.96, which included total charges of $0.21 per share related to restructuring-related costs and a first quarter charge to income tax expense driven by the impact of health care legislation. Earnings per share for 2010 also included a $0.31 per share impact of the $24.6 million contract settlement executed in the third quarter of 2010. We expect that the benefits of continued execution of our cost reduction initiatives, favorable product mix, and incremental earnings from the acquisition of Custom Direct in April 2010 will be partially offset by the following:

•	Continued investments in revenue growth opportunities, including marketing and other services, brand awareness, direct response campaigns, web-to-print and enhanced internet capabilities;
•	Employee merit wage increases which were reinstated in March 2011;
•	Increased interest expense related to the $200.0 million issuance of 7.0% notes due in 2019 and the retirement of $195.5 million of 5.0% notes due in 2012;
•	Increases in material costs and delivery rates; and
•	Higher average shares outstanding.

We estimate that our annual effective tax rate for 2011 will be approximately 32%, compared to 35% in 2010.

We anticipate that net cash provided by operating activities will be between $224 million and $230 million in 2011, compared to $212.6 million in 2010, driven by higher cash generated by earnings and slightly lower contract acquisition payments. We estimate that capital spending will be approximately $35 million in 2011 as we continue to invest in revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations, including capital expenditures, small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we have cash flow in excess of these priorities, our focus during the remainder of 2011 will be on further reducing our debt. During the first nine months of 2011, we retired $195.5 million of long-term notes due in 2012 and $10.0 million of long-term notes due in 2014, realizing a pre-tax loss of $8.3 million, including $1.3 million of interest expense due to the accelerated recognition of a related derivative loss and the settlement of interest rate swaps. We also completed the issuance of $200.0 million of 7.0% notes due in 2019, collecting net proceeds of $196.5 million.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Form 10-K. There were no significant changes in these items during the first nine months of 2011.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2011	2010	Change	2011	2010	Change
Revenue	$355,144	$367,633	(3.4%)	$1,051,170	$1,050,749	—

Orders	13,634	14,339	(4.9%)	40,843	42,549	(4.0%)
Revenue per order	$26.05	$25.64	1.6%	$25.74	$24.69	4.3%

The decrease in revenue for the third quarter of 2011, as compared to the third quarter of 2010, was due to revenue of $24.6 million from a contract settlement executed during the third quarter of 2010, as well as lower order volume for our personal check businesses. The $24.6 million contract settlement revenue in 2010 accounted for 6.9 percentage points of the decrease in revenue for the third quarter of 2011. These revenue declines were partially offset by price increases, revenue generated by the businesses acquired during 2011, growth in the Small Business Services distributor channel, and a favorable currency exchange rate impact of $1.1 million.

Revenue increased slightly for the first nine months of 2011, as compared to the first nine months of 2010, due to incremental revenue of $24.1 million from the acquisition of Custom Direct, price increases, revenue generated by the businesses acquired during 2011, growth in the Small Business Services distributor channel, and a favorable currency exchange rate impact of $3.2 million. These revenue increases were partially offset by revenue of $24.6 million from a contract settlement executed during the third quarter of 2010 and the recognition of deferred revenue in 2010 from a Financial Services contract settlement executed in the fourth quarter of 2009, as well as lower order volume for our personal check businesses. The $24.6 million contract settlement revenue in 2010 accounted for a revenue decrease of 2.4 percentage points for the first nine months of 2011. The recognition of deferred revenue in 2010 accounted for a revenue decrease of 1.4 percentage points for the first nine months of 2011.

The number of orders decreased for the third quarter and first nine months of 2011, as compared to the same periods in 2010, due primarily to the continuing decline in check and forms usage, partially offset by the addition of Custom Direct orders, which increased orders 1.7 percentage points as compared to the first nine months of 2010.

Revenue per order increased for the third quarter of 2011, as compared to the third quarter of 2010, primarily due to the benefit of price increases, partially offset by revenue of $24.6 million from a contract settlement executed during the third quarter of 2010 and continued pricing pressure within Financial Services. The $24.6 million contract settlement in 2010 increased revenue per order by 7.6 percentage points for the quarter ended September 30, 2010.

Revenue per order increased for the first nine months of 2011, as compared to the first nine months of 2010, primarily due to the benefit of price increases, partially offset by revenue of $24.6 million from a contract settlement executed during the third quarter of 2010, the recognition of deferred revenue in 2010 from a Financial Services contract settlement executed in the fourth quarter of 2009, and continued pricing pressure within Financial Services. The $24.6 million contract settlement in 2010 increased revenue per order by 2.6 percentage points for the nine months ended September 30, 2010.

Consolidated Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Gross profit	$232,506	$246,200	(5.6%)	$687,683	$689,013	(0.2%)
Gross margin	65.5%	67.0%	(1.5) pts.	65.4%	65.6%	(0.2) pts.

We evaluate gross margin when analyzing our consolidated results of operations as we believe it provides important insight into significant profit drivers. As a significant portion of our revenue is generated from the sale of manufactured and purchased products, the measure of gross margin best demonstrates our manufacturing and distribution performance, as well as the impact of pricing on our profitability. Gross margin is not a complete measure of profitability, as it omits selling, general and administrative (SG&A) expense. However, it is a financial measure which we believe is useful in evaluating our results of operations.

Gross margin decreased for the third quarter and first nine months of 2011, as compared to the same periods in 2010, due primarily to the $24.6 million contract settlement in 2010, as well as higher material costs and delivery rates. For the nine-month period, gross margin was also negatively impacted by the recognition of deferred revenue in 2010 from a Financial Services contract settlement executed in the fourth quarter of 2009. The $24.6 million contract settlement in 2010 contributed 2.4 percentage points to gross margin for the third quarter of 2010 and contributed 0.9 percentage points to gross margin for the first nine months of 2010. Partially offsetting these decreases in gross margin were manufacturing and delivery efficiencies and other benefits resulting from our cost reduction initiatives, as well as the benefit of price increases.

Consolidated Selling, General & Administrative Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
SG&A expense	$162,524	$157,589	3.1%	$480,868	$466,319	3.1%
SG&A as a percentage of revenue	45.8%	42.9%	2.9 pts.	45.7%	44.4%	1.3 pts.

The increase in SG&A expense for the third quarter of 2011, as compared to the third quarter of 2010, was driven primarily by operating expenses of the businesses we acquired in 2011, as well as marketing investments in our brand positioning and business development initiatives. These increases were partially offset by various cost reduction initiatives within sales and marketing and our shared services organizations, as well as the discontinuation of contributions to our defined contribution pension plan in 2011, which reduced expense $2.2 million for the third quarter of 2011, as compared to third quarter of 2010.

SG&A expense increased for the first nine months of 2011, as compared to the first nine months of 2010, for the same reasons as discussed for the third quarter. In addition, the increase in SG&A expense for the nine-month period was partly driven by operating expenses of Custom Direct, which was acquired in April 2010. The discontinuation of contributions to our defined contribution pension plan in 2011 reduced expense $6.6 million for the first nine months of 2011, as compared to the first nine months of 2010.

Net Restructuring Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Net restructuring charges	$4,337	$103	$4,234	$9,839	$2,011	$7,828

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The net charges for each period primarily relate to costs of our restructuring activities such as employee and equipment moves, training and travel, as well as accruals for employee severance benefits. Additional restructuring charges were included in cost of goods sold in our consolidated statement of income for each period. Further information can be found under Restructuring Costs.

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

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Interest expense	$11,831	$11,207	5.6%	$35,922	$33,250	8.0%
Weighted-average debt outstanding	782,434	813,108	(3.8%)	762,807	804,661	(5.2%)
Weighted-average interest rate	5.60%	5.07%	0.53 pts.	5.60%	5.07%	0.53 pts.

The increase in interest expense for the third quarter of 2011, as compared to the third quarter of 2010, was due to our higher average interest rate in 2011, partially offset by our lower average debt level in 2011.

The increase in interest expense for the first nine months of 2011, as compared to the first nine months of 2010, was due, in part, to our higher average interest rate in 2011. Also contributing to the increase in interest expense were charges of $1.3 million driven by the retirement of long-term notes during the first quarter of 2011. The debt retirements required that we accelerate the recognition of a portion of a derivative loss, and we recognized expense related to the settlement of a portion of our interest rate swap agreements. These increases in interest expense were partially offset by our lower average debt level in 2011.

Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Income tax provision	$16,778	$26,512	(36.7%)	$49,189	$67,846	(27.5%)
Effective tax rate	31.4%	34.1%	(2.7) pts.	32.0%	36.4%	(4.4) pts.

The decrease in our effective tax rate for the third quarter of 2011, as compared to the third quarter of 2010, was primarily due to lower state and foreign income tax rates in 2011, as well as an increase in our estimated tax credits for 2011 for research and development. Also, actions taken in 2011 to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidies after 2012 decreased our effective tax rate 1.0 point. These decreases were partially offset by higher favorable discrete items in 2010. Discrete credits to income tax expense in the third quarter of 2010 lowered our effective tax rate 1.9 points and consisted primarily of reductions in accruals for uncertain tax positions. Discrete credits to income tax expense in the third quarter of 2011 lowered our effective tax rate 1.5 points and consisted primarily of adjustments to accruals for uncertain tax positions.

The decrease in our effective tax rate for the first nine months of 2011, as compared to the first nine months of 2010, was primarily due to discrete income tax expense in 2010, which increased our effective tax rate by 0.4 points. The largest discrete item in 2010 was a $3.4 million charge resulting from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010, and requires that certain tax deductions after 2012 be reduced by the amount of the Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan. Our effective tax rate for the first nine months of 2011 included a number of discrete items, including a reduction in the valuation allowance related to foreign operating loss carryforwards, which collectively decreased our tax rate by 1.2 points. Our 2011 tax rate also decreased 1.0 point by actions taken to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidies after 2012. Additionally, our state and foreign income tax rates were lower in 2011, and our estimated research and development tax credit for 2011 was higher than the previous year.

RESTRUCTURING COSTS

During the first nine months of 2011, we recorded net restructuring charges of $10.7 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $4.8 million. The restructuring accruals included charges of $5.9 million primarily related to severance for employee reductions across all functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 190 employees. These charges were reduced by the reversal of $1.1 million of restructuring accruals recorded primarily in 2010, as fewer employees received severance benefits than originally estimated. The net restructuring charges for the nine months ended September 30, 2011 were reflected as net restructuring charges of $0.8 million within cost of goods sold and net restructuring charges of $9.8 million within operating expenses in the consolidated statement of income. The majority of the employee reductions included in our restructuring accruals are expected to be completed in early 2012, with most of the related severance payments to be paid by mid-2012, utilizing cash from operations.

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

During 2009, we closed seven manufacturing operations and two customer call centers which were located in five leased facilities and three owned facilities. The operations and related assets were relocated to other locations. We have remaining rent obligations for three of the five leased facilities, with the remaining rental payments to be paid through May 2013. In January 2011, we sold one of the owned facilities, realizing a pre-tax gain of $0.1 million, and we are actively marketing the remaining two owned facilities. Although we closed the manufacturing operations within our Colorado Springs, Colorado facility during 2009, this owned location also houses administrative functions and two customer call centers, one of which we closed during the first quarter of 2010. Once this facility is sold, we plan to relocate the remaining employees to another location in the same area unless we are able to lease back a portion of the existing facility. During the third quarter of 2011, we closed one leased facility which housed both manufacturing operations and a call center and one leased facility which housed a call center. We have remaining rent obligations on these facilities through January 2012.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $5 million in cost of goods sold and $10 million in SG&A expense in 2011, in comparison to our 2010 results of operations, which represents a portion of the expected $60 million of net cost reductions for 2011. In 2012, we expect to realize cost savings of approximately $3 million in cost of goods sold and $8 million in SG&A expense, in comparison to our 2011 results of operations. Expense reductions consist primarily of labor and facility costs.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Revenue	$214,442	$206,572	3.8%	$617,600	$592,063	4.3%
Operating income	34,650	45,298	(23.5%)	104,749	104,843	(0.1%)
Operating margin	16.2%	21.9%	(5.7) pts.	17.0%	17.7%	(0.7) pts..

The increase in revenue for the third quarter and first nine months of 2011, as compared to the same periods in 2010, was due primarily to price increases, revenue from the acquisition of PsPrint, which was acquired in July 2011, growth in our distributor channel and in services revenue, as well as a favorable currency exchange rate impact related to our Canadian operations of $1.1 million for the third quarter of 2011 and $3.2 million for the first nine months of 2011. Partially offsetting these increases was revenue of $12.1 million related to Small Business Services' portion of the contract settlement executed during the third quarter of 2010, as well as the continuing decline in check and forms usage.

The decrease in operating income and operating margin for the third quarter and first nine months of 2011, as compared to the same periods in 2010, was due to the revenue of $12.1 million from the 2010 contract settlement, brand awareness and business development investments, and increases in material costs and delivery rates. In addition, restructuring and related costs increased $2.4 million for the third quarter of 2011 and $4.8 million for the first nine months of 2011, as compared to the same periods in 2010. Partially offsetting these decreases in operating income were price increases, the benefit of continued cost reduction initiatives and the discontinuation of contributions to our defined contribution pension plan in 2011.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Revenue	$85,194	$102,614	(17.0%)	$259,865	$302,307	(14.0%)
Operating income	14,128	27,157	(48.0%)	43,039	71,178	(39.5%)
Operating margin	16.6%	26.5%	(9.9) pts.	16.6%	23.5%	(6.9) pts..

The decrease in revenue for the third quarter of 2011, as compared to the third quarter of 2010, was due to revenue of $12.5 million related to Financial Services' portion of the contract settlement executed during the third quarter of 2010, a decrease in order volume resulting primarily from the continued decline in check usage, continuing competitive pricing pressure, and lower services revenue driven by regulatory compliance services in 2010. The contract settlement revenue in 2010 accounted for 11.5 percentage points of the 17.0% decrease in revenue for the third quarter of 2011. Partially offsetting these revenue decreases was the benefit of price increases implemented in the first half of 2011 and revenue from the Banker’s Dashboard acquisition in April 2011.

Revenue decreased for the first nine months of 2011, as compared to the first nine months of 2010, for the same reasons as discussed for the third quarter. In addition, recognition of deferred revenue in 2010 from a contract settlement executed in the fourth quarter of 2009 contributed to the revenue decrease. The recognition of deferred revenue in 2010 accounted for 4.2 percentage points of the 14.0% decrease in revenue for the first nine months of 2011. The $12.5 million contract settlement revenue in 2010 accounted for 3.7 percentage points of the 14.0% decrease in revenue for the first nine months of 2011.

Operating income and operating margin decreased for the third quarter and first nine months of 2011, as compared to the same periods in 2010, primarily due to the decrease in revenue discussed earlier, increased material costs and delivery rates, and business development investments. The recognition of the deferred revenue in 2010 accounted for 3.8 percentage points of the decrease in operating margin for the first nine months of 2011. The $12.5 million contract settlement revenue in 2010 accounted for 10.2 percentage points of the decrease in operating margin for the third quarter of 2011 and 3.2 percentage points of the decrease in operating margin for the first nine months of 2011. In addition, restructuring and related costs increased $1.9 million for the third quarter of 2011 and $4.2 million for the first nine months of 2011, as compared to the same periods in 2010. These decreases in operating income and operating margin were partially offset by the benefit of our various cost reduction initiatives and the discontinuation of contributions to our defined contribution pension plan in 2011.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Revenue	$55,508	$58,447	(5.0%)	$173,705	$156,379	11.1%
Operating income	16,867	16,053	5.1%	49,298	44,662	10.4%
Operating margin	30.4%	27.5%	2.9 pts.	28.4%	28.6%	(0.2) pts..

The decrease in revenue for the third quarter of 2011, as compared to the third quarter of 2010, was primarily due to a reduction in orders stemming from the decline in check usage. The increase in revenue for the first nine months of 2011, as compared to the first nine months of 2010, was due to the revenue contribution of $24.1 million from the acquisition of Custom Direct in April 2010, as well as higher revenue per order in all order channels. Partially offsetting these increases in revenue was a reduction in orders stemming from the decline in check usage.

The increase in operating income for the third quarter and first nine months of 2011, as compared to the same periods in 2010, was due primarily to benefits of our cost reduction initiatives and the contribution of the Custom Direct acquisition. In addition, restructuring and related costs decreased $1.4 million for the first nine months of 2011, as compared to the first nine months of 2010. These increases in operating income were partially offset by lower order volume and increased material costs and delivery rates. The slight decrease in operating margin for the first nine months of 2011, as compared to the first nine months of 2010, reflects the impact of Custom Direct’s operations. We anticipate operating margins in this segment will be in the high 20% range for full year 2011.

CASH FLOWS

As of September 30, 2011, we held cash and cash equivalents of $23.0 million. The following table shows our cash flow activity for the nine months ended September 30, 2011 and 2010, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2011	2010	Change
Continuing operations:
Net cash provided by operating activities	$171,247	$170,484	$763
Net cash used by investing activities	(120,546)	(124,365)	3,819
Net cash used by financing activities	(43,964)	(38,067)	(5,897)
Effect of exchange rate change on cash	(1,099)	250	(1,349)
Net change in cash and cash equivalents	$5,638	$8,302	$(2,664)

The $0.8 million increase in cash provided by operating activities for the first nine months of 2011, as compared to the first nine months of 2010, was due primarily to benefits from our cost reduction initiatives and price increases, as well as lower income tax and severance payments. These increases in cash provided by operating activities were substantially offset by the $24.6 million contract settlement received in the third quarter of 2010 and higher interest payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2011	2010	Change
Income tax payments	$45,819	$59,679	$(13,860)
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	28,350	32,800	(4,450)
Pension contributions and employee profit sharing/cash bonus payments	26,435	29,790	(3,355)
Interest payments	26,380	22,692	3,688
Contract acquisition payments	9,998	13,837	(3,839)
Severance payments	5,431	10,239	(4,808)

Net cash used by investing activities in the first nine months of 2011 was $3.8 million lower than the first nine months of 2010 due primarily to an $18.1 million decrease in payments for acquisitions, partially offset by payments of $6.4 million in 2011 on company-owned life insurance policies, proceeds from life insurance policies in 2010 and loans made to distributors in 2011. We paid $97.9 million to acquire Custom Direct in 2010 and $80.5 million to acquire Banker’s Dashboard and PsPrint in 2011.

Net cash used by financing activities in the first nine months of 2011 was $5.9 million higher than the first nine months of 2010 due primarily to payments of $215.0 million to retire long-term debt in 2011 and an increase of $20.6 million in payments to repurchase common shares to offset dilution from shares to be issued for the Banker’s Dashboard acquisition and under our share-based compensation plans. Partially offsetting these increases in the use of cash were proceeds of $200.0 million from the issuance of long-term debt in 2011, an increase in proceeds from our credit facility of $22.0 million in 2011 and a $4.5 million increase in proceeds from issuing shares under employee plans.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2011	2010	Change
Proceeds from issuing long-term debt	$200,000	$—	$200,000
Net proceeds from short-term debt	26,000	4,000	22,000
Proceeds from issuing shares under employee plans	7,597	3,078	4,519
Proceeds from company-owned life insurance policies	—	5,782	(5,782)
Proceeds from sales of marketable securities	—	1,970	(1,970)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2011	2010	Change
Payments on long-term debt	$215,030	$—	$215,030
Payments for acquisitions, net of cash acquired	80,486	98,621	(18,135)
Cash dividends paid to shareholders	38,395	38,586	(191)
Purchases of capital assets	28,226	31,613	(3,387)
Payments for common shares repurchased	23,620	2,999	20,621
Payments on company-owed life insurance policies	6,383	—	6,383
Loans to distributors	3,515	—	3,515
Payments for debt issue costs	3,470	2,361	1,109

We anticipate that net cash provided by operating activities will be between $224 million and $230 million in 2011, compared to $212.6 million in 2010, driven by higher cash generated by earnings and slightly lower contract acquisition payments. We anticipate that cash generated by operating activities in 2011 will be utilized for the Banker’s Dashboard and PsPrint acquisition payments totaling $80 million, dividend payments of approximately $50 million, capital expenditures of approximately $35 million, share repurchases of $24 million and, possibly, additional small-to-medium-sized acquisitions and debt reduction. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We had $158.4 million available for borrowing under our credit facility as of September 30, 2011. We believe our credit facility, along with cash generated by operating activities, will be sufficient to support our operations for the next 12 months, including capital expenditures, possible small-to-medium-sized acquisitions, required debt service and dividend payments.

CAPITAL RESOURCES

Our total debt was $775.6 million as of September 30, 2011, an increase of $20.5 million from December 31, 2010, as we drew on our credit facility to complete the Banker’s Dashboard and PsPrint acquisitions. We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and in 2014. As of September 30, 2011, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of September 30, 2011 included a $4.5 million increase related to adjusting the hedged debt for changes in its fair value. As of December 31, 2010, this fair value adjustment was an increase of $4.9 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 7: Derivative financial instruments” and “Note 12: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$455,463	6.9%	$533,502	6.0%	$(78,039)
Floating interest rate	320,129	3.8%	221,620	3.4%	98,509
Total debt	775,592	5.7%	755,122	5.2%	20,470
Shareholders’ equity	283,371		226,198		57,173
Total capital	$1,058,963		$981,320		$77,643

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 5.3 million shares remained available for purchase under this authorization as of September 30, 2011. We repurchased 0.9 million shares during the first nine months of 2011 for $23.6 million. Information regarding changes in shareholders’ equity appears under the caption “Note 14: Shareholders equity” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or by other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of September 30, 2011, we had a $200.0 million credit facility, which expires in March 2013. Borrowings under the credit facility are collateralized by substantially all personal property. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, and certain asset sales outside the ordinary course of business, as well as required repayments in the event of a change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of September 30, 2011 and we expect to remain in compliance with all debt covenants throughout the next 12 months.

Amounts outstanding under our credit facility were as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Daily average amount outstanding	$22,670	$49,957
Weighted-average interest rate	3.02%	3.20%

As of September 30, 2011, $33.0 million was outstanding under our credit facility at a weighted-average interest rate of 3.21%. As of December 31, 2010, $7.0 million was outstanding at a weighted-average interest rate of 5.25%.

As of September 30, 2011, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Amounts drawn on credit facility	(33,000)
Outstanding letters of credit	(8,551)
Net available for borrowing as of September 30, 2011	$158,449

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $10.0 million for the first nine months of 2011 and $13.8 million for the first nine months of 2010. We anticipate cash payments of approximately $15 million in 2011. Changes in contract acquisition costs during the first nine months of 2011 and 2010 were as follows:

	Nine Months Ended September 30,
(in thousands)	2011	2010
Balance, beginning of year	$57,476	$45,701
Additions	12,880	24,388
Amortization	(12,737)	(14,696)
Write-offs	—	(234)
Other	(255)	—
Balance, end of period	$57,364	$55,159

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $13.5 million as of September 30, 2011 and $8.6 million as of December 31, 2010. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $7.6 million as of September 30, 2011 and $9.9 million as of December 31, 2010.

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

A table of our contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2010 Form 10-K. There were no significant changes in these obligations during the first nine months of 2011, with the exception of a change in our long-term debt maturities. As discussed in Executive Overview, during the first quarter of 2011,we retired $195.5 million of 5.0% long-term notes due in 2012 and $10.0 million of 5.125% long-term notes due in 2014. We also completed the issuance of $200.0 million of 7.0% notes due in 2019.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the nine months ended September 30, 2011 or during 2010.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2010 Form 10-K. There were no changes in these policies during the first nine months of 2011, with the exception of the adoption of a new accounting standard regarding goodwill impairment analysis. During the third quarter of 2011, we adopted Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment. This new standard gives us the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less that its carrying amount. If, after this qualitative assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. In completing our 2011 annual impairment analysis, we elected to perform this qualitative assessment for all of our reporting units to which goodwill is assigned. As such, we completed a qualitative analysis of goodwill, evaluating factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010 in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43 million and $546 million, or by amounts between 55% and 442% above the carrying values of their net assets. In completing our qualitative analysis, we noted no changes in events or circumstances which would require us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units.

During the quarter ended September 30, 2011, we also completed the annual impairment analysis of our indefinite-lived trade name which indicated that its calculated fair value exceeded its carrying value of $19.1 million by approximately $12.0 million.  In this analysis, we assumed a discount rate of 13.1% and a royalty rate of 2.0%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by $1.5 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $8.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance changes some fair value measurement principles and disclosure requirements. The changes in fair value measurement principles relate primarily to financial assets and do not impact our fair value measurements at this time. Effective January 1, 2012, we will adopt the new disclosure requirements.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under the new guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less that its carrying amount. If, after this qualitative assessment, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. We elected to adopt this new standard during the quarter ended September 30, 2011. As such, when performing our annual goodwill impairment analysis as of July 31, 2011, we performed a qualitative assessment of events and circumstances affecting the fair value of all of our reporting units. Further information regarding the results of this analysis can be found under Critical Accounting Policies.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2011, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value		Weighted-average interest rate
Long-term notes maturing December 2012, including increase of $1,114 related to the cumulative change in fair value of hedged debt	$85,897	$86,398	(1)	3.31%
Long-term notes maturing October 2014, including increase of $3,366 related to the cumulative change in fair value of hedged debt	256,695	253,827	(1)	4.33%
Long-term notes maturing June 2015	200,000	204,118	(1)	7.38%
Long-term notes maturing March 2019	200,000	192,500	(2)	7.00%
Amounts drawn on credit facility	33,000	33,000	(3)	3.21%
Total debt	$775,592	$769,843		5.65%

(1) Fair value is based on quoted market prices as of September 30, 2011 for identical liabilities when traded as assets.
(2) As these notes are not publicly traded, fair value was determined by means of a pricing model utilizing readily observable market interest rates and data from trades executed by institutional investors
(3) Fair value equals carrying value due to the short-term nature of amounts drawn on our credit facility.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or by other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and in 2014. As of September 30, 2011, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of September 30, 2011 included a $4.5 million increase related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Information regarding hedge ineffectiveness for the quarters and nine months ended September 30, 2011 and 2010 can be found under the caption “Note 8: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $2.3 million change in interest expense for the first nine months of 2011, excluding any hedge ineffectiveness related to our interest rate swaps.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which we completed during the third quarter of 2011.

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2011 – July 31, 2011	—	$—	—	5,523,907

August 1, 2011 – August 31, 2011	266,890	21.11	266,890	5,257,017

September 1, 2011 – September 30, 2011	—	—	—	5,257,017
Total	266,890	$21.11	266,890	5,257,017

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and we may purchase additional shares under this authorization in the future.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2011, we withheld 1,145 shares in conjunction with the vesting and exercise of equity-based awards.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Condensed Notes to Unaudited Consolidated Financial Statements**
Furnished herewith
___________________
* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: November 7, 2011	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2011	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Condensed Notes to Unaudited Consolidated Financial Statements