Form 10-K
period 2011-12-31
DELUXE CORP
filed 2012-02-24
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2011

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0216800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3680 Victoria St. N., Shoreview, Minnesota	55126-2966
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (651) 483-7111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes ☑  No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $1,247,906,150 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on June 30, 2011. The number of outstanding shares of the registrant's common stock as of February 7, 2012, was 50,933,231.

Documents Incorporated by Reference:

1.	Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

DELUXE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.  Business.

Deluxe Corporation was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988 our company was named Deluxe Check Printers, Incorporated. Our principal corporate offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966. Our main telephone number is (651) 483-7111.

COMPANY OVERVIEW

Our vision is to be the best at helping small businesses and financial institutions grow. Through our various businesses and brands, we help small businesses and financial institutions better grow, operate and protect their businesses. We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to provide our customers a wide range of customized products and services. Over the past 24 months, our Small Business Services segment has provided products and services to over four million small business customers and our Direct Checks segment has provided products and services to more than eight million consumers. Through our Financial Services segment, we provide products and services to approximately 6,000 financial institution clients. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 47.2%, 48.3% and 47.7% of our Small Business Services segment’s revenue in 2011, 2010 and 2009, respectively.

Forms – Our Small Business Services segment is a leading provider of printed forms to small businesses including, billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. This segment also offers computer forms compatible with accounting software packages commonly used by small businesses. Forms produced by our Financial Services and Direct Checks segments include deposit tickets and check registers.

Accessories and other products – Small Business Services produces products which are designed to provide small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as business cards, greeting cards, brochures and apparel. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies’ marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability, regulatory and compliance programs.

Revenue, by product and service category, as a percentage of consolidated revenue for the last three years was as follows:

	2011	2010	2009
Checks, including contract settlements	61.4%	63.9%	63.5%
Forms	13.8%	13.9%	14.8%
Accessories and other products	9.0%	8.8%	9.6%
Marketing solutions, including services	10.6%	9.0%	8.4%
Other services	5.2%	4.4%	3.7%
Total revenue	100.0%	100.0%	100.0%

During 2011, we modified the categories we use to report a portion of our products and services. We added the marketing solutions category to add more clarity to our products and services, as our marketing solutions and other services categories reflect a growing part of our business. Amounts for 2010 and 2009 have been reclassified to conform to the 2011 presentation. These changes had no impact on the amounts reported in previous years for checks.

BUSINESS SEGMENTS

Our business segments are generally organized by type of customer and reflect the way we manage the company. Additional information concerning our segments appears under the caption “Note 16: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Small Business Services

Small Business Services operates under various brands including Deluxe®, NEBS®, Safeguard®, McBee®, PsPrint®, Stephen·Fossler, Hostopia®, Logo Mojo®, Aplus.netSM and MerchEngines.comSM. This is our largest segment in terms of revenue and operating income and we are concentrating on profitably growing this segment. Small Business Services strives to be a leading supplier to small businesses by providing personalized products and services that help them grow, operate and protect their businesses. This segment sells products and services to small businesses in the United States, Canada, and portions of Europe and South America.

The majority of Small Business Services products are distributed through more than one channel. Our primary channels are direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, Safeguard distributors, a network of independent local dealers, and a direct sales force which focuses on major accounts. These efforts are supplemented by the account development efforts of an outbound telemarketing group. We continue to shift a portion of our advertising efforts to the internet as our customers are increasingly using the internet to procure products and services. Customer service for initial order support, product reorders and routine service is provided by a network of call center representatives located throughout the United States and Canada.

Our focus within Small Business Services is to grow revenue and increase operating margin by continuing to implement the following strategies:

●
Acquire new customers by leveraging customer referrals that we receive from our Financial Services segment’s financial institution clients and our telecommunications clients, as well as from other marketing initiatives, including internet and direct mail solicitations;

●	Expand sales of higher growth marketing solutions and other services;
●	Increase our share of the amount small businesses spend on the types of products and services in our portfolio through increased brand awareness and improved customer segmentation and analytics; and
●	Continue to optimize our cost and expense structure.

We continue to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of business checks and printed forms, but also a provider of higher growth marketing solutions and other services. These key enablers include strengthening our portfolio of products and services, attracting new customers, improving our use of technology, growing our distributor network, and enhancing brand awareness and positioning. We continue to refresh portions of our existing product offerings and have improved some of our newer service offerings, which we believe creates a more valuable suite of products and services. We have also identified opportunities to expand sales to our existing customers and to acquire new customers. Continued investment in our e-commerce platforms increases our opportunities to market and sell on-line. Also important to our growth are the small business customer referrals we receive through our Deluxe Business Advantage® program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us more deeply serve unique customer segments such as contractors, retailers and professional services firms. During the past two years, we increased our investment in promoting and strengthening the Deluxe brand to increase brand awareness and loyalty.

In recent years, we have acquired companies which allow us to expand our marketing solutions and other services offerings, including web-to-print capabilities. We expect these higher growth products and services will represent an increasing portion of our revenue. Specifically, during July 2011, we acquired PsPrint, LLC a web-to-print solutions company that provides online print marketing and promotional services for small businesses. In 2009, we acquired Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings Inc., to expand our web services customer base. We also acquired MerchEngines.com during 2009 which added new search engine marketing capabilities.

As in our other two business segments, we continue our efforts within Small Business Services to simplify processes, eliminate complexity and lower costs. During 2010, we closed our Colorado Springs, Colorado customer call center. During 2009, we closed two customer call centers located in Thorofare, New Jersey and Santa Fe Springs, California.

Financial Services

Financial Services’ products and services are sold through multiple channels, including a direct sales force, to financial institution clients nationwide, including banks, credit unions and financial services companies. Our check supply relationships with financial institutions are generally formalized through contracts which usually range in duration from three to six years. As part of our check programs, we provide enhanced services such as customized reporting, file management and expedited account conversion support. Consumers and small businesses typically submit their check order to their financial institution, which then forwards the order to us. We process the order and ship it directly to the consumer or small business. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed or cause-related designs we offer, including Disney®, Warner Brothers®, Garfield®, Harley-Davidson®, NASCAR®, PGA TOUR®, Thomas Kinkade®, Susan G. Komen for the Cure® and National Arbor Day Foundation®.

Our strategies within Financial Services are as follows:

•	Optimize core check revenue streams and acquire new clients;
•	Provide marketing solutions and other services that differentiate us from the competition; and
•	Continue to optimize our cost and expense structure.

Our focus on acquiring new clients will continue during 2012. We are also advancing our marketing solutions and other services offerings. During April 2011, we acquired Banker’s Dashboard, LLC, which provides online financial management tools that provide banks with a comprehensive daily view of their financial picture. In March 2010, we purchased substantially all of the assets of Cornerstone Customer Solutions, LLC, a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. We also continue to leverage our Deluxe Business Advantage program which is designed to maximize financial institution business check programs. It offers the products and services of our Small Business Services segment to the small business customers of financial institutions through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.

In our efforts to expand beyond check-related products, we deliver several marketing solutions and other services offerings including:

•	Marketing solutions – a variety of strategic and tactical marketing solutions which help financial institutions acquire new customers, deepen existing customer relationships and retain customers.
•	Banker’s Dashboard® – Online financial management tools that provide financial institutions with a comprehensive daily view of their financial picture.
•	Deluxe ProventSM – a comprehensive suite of identity protection services.
•	Deluxe CallingSM – an outbound calling program aimed at helping financial institutions generate new organic revenue growth and reduce account holder attrition.
•
REALCheckingTM program – a system of deposit products, including reward checking programs, that drives non-interest income, attracts new account holders and increases retention for community financial institutions. We offer this suite of products to our clients through a partnership with BancVue, Ltd.

•	Regulatory compliance – services that assist financial institutions in complying with the current dynamic regulatory environment.
•	SwitchAgentSM – a proprietary service allowing consumers to easily switch from one financial institution to another.

We expect providing products and services that differentiate us from the competition will help partially offset the impacts of the decline in check usage and the pricing pressures we are experiencing in our check programs. As such, we also continue to focus on accelerating the pace at which we introduce new products and services.

In addition to our various marketing solutions and other services offerings, we continue to offer our Knowledge ExchangeTM Series for financial institution clients through which we host knowledge exchange expos, conduct web seminars, host special industry conference calls and offer specialized publications. Our Collaborative initiative, a key component of the Knowledge Exchange Series, enlists a team of leading financial institution executives who meet with us over a one-year timeframe to develop and test specific and focused solutions on behalf of the financial services industry. These findings and new strategies or services are then disseminated for the benefit of all our clients. During 2011, the Collaborative focused on how banks and credit unions can thrive in the increasingly regulated banking environment. The focus of our 2012 Collaborative is on the consumer mindset and profitable solutions. It will explore what provides value to the consumer and profitability to the financial institution.

Financial Services, similar to our other two business segments, continues to simplify processes, eliminate complexity and lower costs. During 2011, we closed our Financial Services customer call center located in Phoenix, Arizona.

Direct Checks

Direct Checks is the nation’s leading direct-to-consumer check supplier, selling under various brand names including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Through these brands, we sell our products and services directly to consumers using direct response marketing and the internet. We estimate the direct-to-consumer personal check printing portion of the payments industry accounts for approximately 12% of all personal checks sold in the United States.

We use a variety of direct marketing techniques to acquire new customers, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites, which include: checksunlimited.com, designerchecks.com, checks.com, 4checks.com, checkgallery.com, styleschecks.com, and artisticchecks.com, among others.

Direct Checks competes primarily on price and design. Pricing in the direct-to-consumer channel is generally lower than retail prices charged to consumers in the financial institution channel. We also compete on design by seeking to offer the most attractive selection of images with high consumer appeal, many of which are licensed from well-known artists and organizations such as Disney, Warner Brothers, Harley Davidson and Thomas Kinkade.

Our strategies within Direct Checks are as follows:

•	Maximize the lifetime value of customers by selling new features, accessories and products;
•	Continue to optimize our cost and expense structure; and
•	Optimize cash flow.

In April 2010, we acquired Custom Direct, Inc., a provider of direct-to-consumer checks. We have leveraged this acquisition to build a best-in-class, direct-to-consumer check experience. Additionally, we continue to identify opportunities to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment. We continue to actively market our products and services through targeted advertising, including a continued focus on the internet channel. We continue to explore avenues to increase sales to existing customers. For example, we have had success with the EZShieldTM offering, a check protection service that provides reimbursement to consumers for losses resulting from forged signatures or endorsements and altered checks.

MANUFACTURING AND FULFILLMENT

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

We have demonstrated our commitment to innovative technology solutions by implementing a fully automated flat check delivery package, for which we have a patent pending, to mitigate the effect of postal rate increases. We also continue to sponsor “sustainability” initiatives which encompass environmentally friendly practices. We have aligned with suppliers that promote sustainable business practices and we continually seek opportunities to eliminate wasted material, reduce cycle times and use more environmentally friendly materials. More than 90% of our check and form paper is purchased from Forest Stewardship Council certified supplier mills, our vinyl checkbook covers are produced utilizing a minimum of 85% post-industrial recycled material and we use environmentally friendly janitorial supplies. Our sustainability initiatives have also benefited our results of operations over the past several years as we focused on reducing our consumption of water, electricity and natural gas and improved our transportation efficiency. During 2011, we purchased renewable wind power electricity for several of our facilities and we were named number one on the Environmental Protection Agency’s (EPA) October 2011 list of top green power purchasers in the printing industry. The green power that we purchase amounts to more than 60% of our total U.S. annual electricity needs, and we produce nearly all of our checks for financial institution clients and direct-to-consumer customers using renewable energy.

The expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of production facilities while still meeting client requirements. During 2011, we closed our Crystal Lakes, Illinois business products fulfillment center and moved its operations into another facility. In 2009, we closed seven manufacturing facilities, relocating the operations and assets of these facilities to other locations. Aside from our plant consolidations, we continue to seek other innovations to further increase efficiencies and reduce costs. During 2010, this included completing the expansion of our use of digital printing processes and during 2011, we acquired PsPrint, LLC, a web-to-print solutions company, to enhance our web-to-print capabilities.

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

INDUSTRY OVERVIEW

Checks

According to a Federal Reserve study released in December 2010, the most recent information available, approximately 27.5 billion checks were written in 2009. According to this study, checks are no longer the largest single non-cash payment method in the United States, being surpassed by the debit card. Checks written account for approximately 25% of all non-cash payment transactions, which is a reduction from the Federal Reserve Study released in December 2007 when checks accounted for approximately 35% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately 6.1% percent per year between 2006 and 2009, and we expect this trend to continue. In addition, we believe that turmoil in the financial services industry over the past few years has had a negative impact on our check volumes, as some of our clients have experienced higher than normal customer attrition.

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

The small business market is impacted by general economic conditions and the rate of small business formations. The index of small business optimism published by the National Federation of Independent Business was 94.1 in January 2011 and ended the year at 93.8, after dipping as low as 88.1 in August. The year did end positively, with four consecutive monthly increases. However, the December 2011 outlook for expected business conditions in six months dropped 18 points from January 2011. According to estimates of the Small Business Administration’s Office of Advocacy, the last year in which the number of small businesses increased was 2006. The economy had a negative impact on our operating results over the past three years, and we expect the economic environment will continue to be challenging in 2012.

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

Financial Institution Clients

Checks are most commonly ordered through financial institutions. We estimate that approximately 88% of all consumer checks are ordered in this manner. Financial institutions include banks, credit unions and other financial services companies. Several developments related to financial institutions have affected the check printing portion of the payments industry:

•
Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. This continues to put significant pricing pressure on check printers.

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

•
Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, the length of our supply contracts with financial institutions ranges from three to six years. However, contracts may be renegotiated or bought out mid-term due to a consolidation of financial institutions.

•
Banks, especially larger ones, may request pre-paid product discounts in the form of cash incentives payable at the beginning of a contract. These contract acquisition payments negatively impact check producers’ cash flows at the beginning of these contracts.

Turmoil in the financial services industry, which began in late 2008, led to increases in bank failures and consolidations. To the extent any financial institution failures and consolidations impact large portions of our customer base, this could have a significant impact on our financial institution check programs.

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

Competition

The small business forms and supplies industry and the business services industry are all highly fragmented with many small local suppliers, large national retailers and internet-based providers. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution and telecommunications clients, competitive prices, high quality and dependable service.

In the small business forms and supplies industry, the competitive factors influencing a customer’s purchase decision are breadth of product line, speed of delivery, product quality, price, convenience and customer service. Our primary competitors are office product superstores, local printers, business forms dealers and internet-based suppliers. Local printers provide personalization and customization, but typically have a limited variety of products and services, as well as limited printing sophistication. Office superstores offer a variety of products at competitive prices, but provide limited personalization and customization. We are aware of numerous independent companies or divisions of companies offering printed products and business supplies to small businesses through the internet, direct mail, distributors or a direct sales force.

Many of our marketing solutions and other services offerings also face intense competition, including competition from internet-based service providers. With relatively low barriers to entry for the services we offer, we expect the intensity of competition to increase in the future from other established and emerging companies. The competitive factors affecting marketing solutions and other services offerings include the breadth, quality and ease of use of web and other services, price, and the responsiveness and quality of customer support.

In the check printing portion of the payments industry, we face considerable competition from other check printers, and we expect competition to remain intense as check usage continues to decline and financial institutions continue to consolidate. We also face competition from check printing software vendors and from internet-based sellers of checks and related products. Moreover, the check product must compete with alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, and electronic and other bill paying services.

In the financial institution check printing business, there are two large primary providers, one of which is Deluxe. The principal factors on which we compete are product and service breadth, price, quality and check merchandising program management. We believe the key items which differentiate us from our competition include our automated flat check delivery package, online performance dashboard and portal analytics tools for financial institution branches, our personalized customer call center experience, and our Deluxe Business Advantage program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses.

At times, check suppliers have reduced the prices of their products during the supplier selection process in an attempt to gain greater volume. The corresponding pricing pressure has resulted in reduced profit margins. Pricing pressure will continue to impact our results of operations through lower pricing levels or client losses. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution have been a practice within the industry since the late 1990’s. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated significantly in recent years. These up-front payments negatively impact check printers’ cash flows in the short-term. We make an effort to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract.

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

Governmental Regulation

We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act, as well as other federal regulation and state law regarding the protection of consumer information. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers’ nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. The complexity of compliance with these regulations may also increase the cost of doing business.

We are unable to predict whether more restrictive legislation or regulation will be adopted in the future. Any future legislation or regulation, or the interpretation of existing legislation or regulation, could have a negative impact on our business, results of operations and prospects. Laws and regulations relating to consumer privacy may be adopted in the future with respect to the internet, e-commerce or marketing practices. Such laws or regulations may impede the growth of the internet and/or the use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and increase the cost of obtaining new customers. At this time, we are not aware of any changes in these laws and regulations which will have a significant impact on our business in 2012.

Intellectual Property

We rely on a combination of trademark and copyright laws, trade secret and patent protection, and confidentiality and license agreements to protect our trademarks, software and other intellectual property. These protective measures afford only limited protection. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products or services which do not infringe on our intellectual property rights. In addition, the company may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Check designs exclusively licensed from third parties account for a portion of our revenue. These license agreements generally average three years in duration. There can be no guarantee that such licenses will be available to us indefinitely or under terms that would allow us to continue to sell the licensed products profitably.

EMPLOYEES

As of December 31, 2011, we employed 5,020 employees in the United States and 545 employees in Canada. None of our employees are represented by labor unions, and we consider our employee relations to be good.

AVAILABILITY OF COMMISSION FILINGS

We make available through the Investor Relations section of our website, deluxe.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these items are electronically filed with or furnished to the Securities and Exchange Commission (SEC). These reports can also be accessed via the SEC website, sec.gov, or via the SEC’s Public Reference Room located at 100 F Street N.E., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.

A printed copy of this report may be obtained without charge by calling 651-787-1068, by sending a written request to the attention of Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235, or by sending an email request to investorrelations@deluxe.com.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics and Business Conduct which applies to all of our employees and our board of directors. The Code of Ethics and Business Conduct is available in the News and Investor Relations section of our website, deluxe.com, and also can be obtained free of charge upon written request to the attention of Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235. Any changes or waivers of the Code of Ethics and Business Conduct will be disclosed on our website. In addition, our Corporate Governance Guidelines and the charters of the Audit, Compensation, Corporate Governance and Finance Committees of our board of directors are available on our website or upon written request.

One of the policies supporting our Code of Ethics and Business Conduct addresses political contributions. It is not our practice to make political contributions. We permit political contributions only upon written approval by our most senior management in their capacity as the corporate Compliance Committee under our ethics and compliance program. The Compliance Committee has not approved any such contributions. We are a member of various trade groups that represent the interests of specified industries. However, as a part of those memberships, we have not provided funds designated for political contributions.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

Name	Age	Present Position	Executive Officer Since
Anthony Scarfone	50	Senior Vice President, General Counsel and Secretary	2000
Terry Peterson	47	Senior Vice President, Chief Financial Officer	2005
Lynn Koldenhoven	45	Senior Vice President, Sales and Marketing Direct-to-Consumer	2006
Lee Schram	50	Chief Executive Officer	2006
Pete Godich	47	Vice President, Fulfillment	2008
Julie Loosbrock	52	Senior Vice President, Human Resources	2008
Malcolm McRoberts	47	Senior Vice President, Small Business Services	2008
Laura Radewald	51	Vice President, Enterprise Brand, Customer Experience and Media Relations	2008
Robert Glaus	57	Vice President, Chief Information Officer	2011

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

Lee Schram has served as chief executive officer since joining us in May 2006.

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

Malcolm McRoberts was named senior vice president of small business services in February 2011. From September 2010 to February 2011, Mr. McRoberts served as senior vice president, chief information and technology officer. Mr. McRoberts joined us in May 2008 and served as senior vice president, chief information officer until September 2010. Prior to this, Mr. McRoberts held a variety of leadership positions at NCR, including vice president of operations for the retail, hospitality and self-service division from August 2004 to May 2008.

Laura Radewald was named vice president, enterprise brand, customer experience and media relations in September 2008. Ms. Radewald joined us in October 2007 and served as vice president, enterprise brand until September 2008. From November 2005 to September 2007, Ms. Radewald operated her own marketing consulting practice.

Robert Glaus was named vice president, chief information officer in February 2011. Mr. Glaus joined us in November 2010 and served as vice president, information technology until February 2011. From May 2010 to November 2010, Mr. Glaus served as client executive for HCL America, Inc., a provider of global consulting and information technology services. Prior to this, Mr. Glaus served as vice president, information technology for MoneyGram International, Inc. from August 2003 to June 2009.

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

Economic conditions could continue to have an adverse effect on our operating results.

Local, national and worldwide economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. Current and future economic conditions that affect consumer and business spending, including unemployment levels, the availability of credit and consumer and business confidence, as well as the financial condition and growth prospects of our customers, may continue to adversely affect our business and results of operations.

A significant portion of our business relies on small business spending. As such, the level of small business confidence and the rate of small business formations impact our business. Continued below average small business optimism, as well as declines in small business formations, have negatively impacted our results of operations in Small Business Services. Small businesses typically have more limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, small businesses may choose to spend their limited funds on items other than our products and services. Within our personal check printing businesses, consumer spending and employment levels impact the number of checks consumers use. Modest consumer spending growth, along with only moderate private sector growth in employment during 2011, continued to impact our personal check businesses. We cannot predict whether these negative economic trends will improve or worsen in the near future.

As a result of global economic conditions in recent years, a number of financial institutions sought additional capital, merged with other financial institutions and, in some cases, failed. This turmoil in the financial services industry affected and may continue to affect our results of operations in a number of ways. Our experience indicates that financial institution failures, as well as the consolidation of companies within the financial services industry, caused some larger financial institutions to lose customers. This reduces our order volume when those customers move their accounts to financial institutions that are not our clients or they reduce or delay their check purchases. The failure of one or more of our larger financial institution clients, or large portions of our customer base, could adversely affect our operating results. In addition to the possibility of losing a significant client, the inability to recover contract acquisition payments made to one or more of our larger financial institution clients, or the inability to collect accounts receivable or contractually required contract termination payments, could have a significant negative impact on our results of operations. Also, there may be an increase in financial institution mergers and acquisitions during periods of economic uncertainty. Such an increase could adversely affect our operating results. Often the newly combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with one of the financial institutions, but also to gain the business of the other party in the merger/acquisition. Although we devote considerable effort toward the development of a competitively-priced, high-quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the impact of the loss of a significant client can be offset through the addition of new clients or by expanded sales to our remaining clients.

The severity and length of the present sluggish global economy is unknown. A further deterioration in financial markets and in general business conditions in 2012 could negatively affect our operating results.

We may not be successful at implementing our growth strategies.

We continue to execute strategies intended to drive sustained revenue and earnings growth. We are continuing to invest in several key enablers to achieve our strategies, including strengthening our portfolio of products and services, attracting new customers, improving our use of technology, and enhancing brand awareness and positioning. Additionally, we expect to drive growth from our marketing solutions and other services offerings. The market for many of our services is relatively new and untested, and small businesses and financial institutions may be slow to adopt these services. If the market for our services fails to grow or grows more slowly than we currently anticipate, or if our services fail to achieve widespread customer acceptance, our operating results would be negatively affected.

All of our growth initiatives have required and will continue to require investment. Business, economic and competitive uncertainties, many of which are beyond our control, may impact the success of our growth strategies. We can provide no assurance that our growth strategies will be successful either in the short-term or in the long-term, that they will generate a positive return on our investment, or that they will not dilute our operating margins.

We face intense competition in all areas of our business.

Although we are one of the leading check printers in the United States, we face considerable competition. In addition to competition from alternative payment methods, we also face intense competition from another large check printer in our traditional financial institution sales channel, from direct mail sellers of personal checks, from sellers of business checks and forms, from check printing software vendors and from internet-based sellers of our products and services to individuals and small businesses. Additionally, low price, high volume office supply chain stores offer standardized business forms, checks and related products to small businesses. Our marketing solutions and other services offerings also face intense competition, and with relatively low barriers to entry for the types of services we offer, we expect the intensity of competition to increase in the future from both established and emerging companies.

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

Check printing is, and is expected to continue to be, an essential part of our business. We sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, the total number of checks written in the United States has been in decline since the mid-1990’s. According to a Federal Reserve study released in December 2010, the total number of checks written declined 6.1% each year between 2006 and 2009, and we expect this trend to continue. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, and electronic and other bill paying services. However, the rate and the extent to which alternative payment methods will achieve acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods, or our inability to successfully offset the decline in check usage with other sources of revenue, could have an adverse effect on our business and results of operations.

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

Intense competition compels us to continually improve our operating efficiency in order to maintain or improve profitability. We have significantly reduced costs over the past several years, primarily within sales, marketing and our shared services functions, including fulfillment, information technology, real estate, finance and human resources. We realized net cost reductions of $60 million in 2011, as compared to our 2010 results of operations, and we will continue to explore ways to simplify our business processes and reduce our cost and expense structure. We anticipate that we will realize additional cost reductions of approximately $50 million in 2012, as compared to our 2011 results of operations. Cost reduction initiatives have required and will continue to require up-front expenditures related to items such as redesigning and streamlining processes, consolidating information technology platforms, standardizing technology applications, improving real estate utilization and funding employee severance benefits. We can provide no assurance that we will achieve future cost reductions or that we will do so without incurring unexpected or greater than anticipated expenditures. Moreover, we may find that we are unable to achieve business simplification and/or cost reduction goals without disrupting our business and, as a result, may choose to delay or forego certain cost reductions as business conditions require. Failure to continue to improve our operating efficiency could adversely affect our business if we are unable to remain competitive.

If we are unable to attract customers in a cost effective manner, our business and results of operations could be adversely affected.

We rely on a variety of methods to promote our products and services, including direct mail advertising, purchased search results from online search engines and e-mail. The profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates. We can provide no assurance regarding the future cost, effectiveness and/or availability of suitable advertising media. In addition, future legislation could affect our ability to advertise via direct mail or e-mail. Congress has contemplated enacting “anti-spam” legislation in response to consumer complaints about unsolicited e-mail advertisements. If anti-spam legislation is enacted and/or if similar legislation is enacted for direct mail advertisers, we may be unable to sustain our current levels of profitability.

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

The success of Small Business Services depends, in part, on our ability to attract new and repeat customers. For this reason, a component of our business strategy is the promotion and strengthening of the Deluxe brand. We believe that the importance of brand recognition will increase relative to certain of our service offerings due to the low barriers to entry in the internet channel. Customer awareness of our brand, as well as the perceived value of our brand, will depend largely on the success of our marketing efforts and our ability to provide a consistent, high quality customer experience. To promote our brand, we have incurred and will continue to incur expense related to advertising and other marketing efforts. We can provide no assurance that we will realize a positive return on this investment.

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

During 2011, we acquired substantially all of the assets of PsPrint, LLC and Banker’s Dashboard, LLC. During 2010, we acquired Custom Direct, Inc. and substantially all of the assets of Cornerstone Customer Solutions, LLC, and during 2009, we acquired Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings, Inc., as well as substantially all of the assets of MerchEngines.com. We have invested in acquisitions that offer marketing solutions and other services, extend our direct-to-consumer offerings, improve our operating cash flow, and extend the range of products and services we offer to our customers. The integration of any acquisition involves numerous risks, including: difficulties in assimilating operations and products; failure to realize expected synergies; diversion of management’s attention from other business concerns; potential loss of key employees; potential exposure to unknown liabilities; and possible loss of our clients and customers or the clients and customers of the acquired businesses. One or more of these factors could impact our ability to successfully integrate an acquisition and could negatively affect our results of operations.

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

Declines in our stock price, as well as the impact of the economic downturn on our expected operating results, led to asset impairment charges in 2009 related to goodwill and an indefinite-lived trade name in our Small Business Services segment. If our stock price declines in the future for a sustained period or if a further downturn in economic conditions negatively affects our actual and forecasted operating results, it may be indicative of a decline in our fair value and may require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name or other assets. Such a charge would have an adverse effect on our consolidated results of operations.

The cost and availability of materials, delivery services and energy could adversely affect our operating results.

We are subject to risks associated with the cost and availability of paper, plastics, ink, other raw materials, delivery services, and energy. There are relatively few paper suppliers. As such, when our suppliers increase paper prices, we may not be able to obtain better pricing from alternative suppliers. Postal rates have increased in recent years and the United States Postal Service (USPS) has incurred significant financial losses. This may result in significant changes to the breadth or frequency of USPS mail delivery services in the future. Also, fuel costs have fluctuated over the past several years. Competitive pressures and/or contractual arrangements may inhibit our ability to reflect increased costs in the price of our products.

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

Online commerce and communications depend on the secure transmission of confidential information over public networks. For example, we utilize the internet to collect customer’s bank account information and bill our customer’s credit card accounts. We rely on various security procedures and systems to ensure the secure storage and transmission of data, including encryption and authentication technology licensed from third parties, to effect secure transmission of confidential information. Computer networks and the internet are, by nature, vulnerable to unauthorized access. An accidental or willful security breach could result in unauthorized access and/or use of customer data, including consumers’ nonpublic personal information. Our security measures could be breached by a third-party action, computer viruses, accidents, employee error or malfeasance, or design flaws in our systems could be exposed and exploited. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If a third party obtains unauthorized access to any of our customers’ data, our reputation could be damaged, clients and consumers could be deterred from ordering our products and services, and client contracts could be terminated, all of which would adversely affect our business and operating results. We could also be exposed to time-consuming and expensive litigation. If we are unsuccessful in defending a lawsuit regarding security breaches, we may be forced to pay damages which would have an adverse affect on our operating results.

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

The satisfactory performance, reliability and availability of our information technology systems is critical to our reputation and our ability to attract and retain customers. We could experience temporary interruptions in our websites, transaction processing systems, network infrastructure, printing production facilities or customer service operations for a variety of reasons, including human error, software errors, power loss, telecommunications failures, fire, flood, extreme weather and other events beyond our control. In addition, our technology, infrastructure and processes may contain undetected errors or design faults which may cause our websites or operating systems to fail. The failure of our systems could result in the loss of customers, additional development costs, diversion of technical and other resources, negative publicity or exposure to liability claims.

Declines in the equity markets could affect the value of our postretirement benefit plan assets, which could adversely affect our operating results and cash flows.

The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risk. During 2008, the equity markets experienced a significant decline in value, resulting in a significant decrease in the fair value of our plan assets. This materially affected the funded status of the plan and resulted in higher postretirement benefit expense in 2009. The fair value of our plan assets did recover in subsequent years. Although our obligation is limited to funding benefits as they become payable, future declines in the fair value of our plan assets would result in increased expense, as well as the need to contribute increased amounts of cash to fund benefits payable under the plan.

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

In accordance with existing state and local tax laws, we currently collect sales, use or other similar taxes in state and local jurisdictions where we have a physical presence. One or more state or local jurisdiction may seek to impose sales tax collection obligations on out-of-state companies which engage in remote or online commerce. Further, tax law and the interpretation of constitutional limitations thereon is subject to change. In addition, cross-marketing and other affiliate support activities between our direct-to-consumer businesses and any of our other entities which have a physical presence in numerous states, could subject shipments of goods by our direct-to-consumer businesses to sales tax collection under current and/or future state statutes. If one or more state or local jurisdiction successfully asserts that we should have collected sales or other taxes in the past but did not, or that we must collect sales or other taxes in the future beyond our current practices, either determination could have an adverse affect on our business.

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

We have entered into agreements with third party providers for information technology services, including telecommunications, network server and transaction processing services. In the event that one or more of these providers is unable to provide adequate or timely information technology services, we could be adversely affected. Although we believe that information technology services are available from numerous sources, a failure to perform by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply. In addition, the use of substitute third party providers could result in increased expense.

Legislation relating to consumer privacy protection could limit or harm our business.

We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act, as well as and other federal regulation and state law regarding the protection of consumer information. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers’ nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. The complexity of compliance with these regulations may also increase the cost of doing business.

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

The e-commerce channel is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasing litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us, which could include aggressive and opportunistic enforcement of patents by non-practicing entities. These claims, whether successful or not, could divert management’s attention, result in costly and time-consuming litigation, require us to enter into royalty or licensing agreements, or require us to redesign our software or services to avoid infringement. If we fail to obtain a required license or we are unable to design around a third party’s patent, we may be unable to effectively conduct certain business activities. Consequently, third party intellectual property claims could result in increased expense or could limit our ability to generate revenue.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is an owned property located in Shoreview, Minnesota. We occupy 29 facilities throughout the United States and six facilities in Canada where we conduct printing and fulfillment, call center, data center and administrative functions. We also have one data center located in Ireland. 40% of our facilities are owned, while the remaining 60% are leased. These facilities have a combined floor space of approximately 2.7 million square feet. We believe that our properties are sufficiently maintained and are adequate and suitable for our business needs as presently conducted.

Item 3.  Legal Proceedings.

We record provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. Recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation, either individually or in the aggregate, will materially affect our financial position, results of operations or liquidity.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol DLX. Dividends are declared by our board of directors on a current basis and therefore, may be subject to change in the future, although we currently have no plans to change our $0.25 per share quarterly dividend amount. As of December 31, 2011, the number of shareholders of record was 7,316. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange, as well as the quarterly dividend amount for each period.

		Stock price
	Dividend	High	Low	Close
2011
Quarter 4	$0.25	$24.83	$17.65	$22.76
Quarter 3	0.25	26.70	17.50	18.60
Quarter 2	0.25	29.30	22.11	24.71
Quarter 1	0.25	27.03	22.94	26.54
2010
Quarter 4	$0.25	$24.00	$18.64	$23.02
Quarter 3	0.25	22.67	16.57	19.13
Quarter 2	0.25	23.77	18.63	18.75
Quarter 1	0.25	20.37	14.96	19.42

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 5.3 million shares remain available for purchase under this authorization. We did not repurchase any shares during the fourth quarter of 2011.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercise or vesting of such awards. During the fourth quarter of 2011, we withheld 2,554 shares in conjunction with the vesting and exercise of equity-based awards.

Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense, as defined, is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate, although there is an aggregate annual limit on the amount of dividends and share repurchases under the terms of our credit facility.

The table below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P 400 MidCap Index and the Dow Jones U.S. Support Services (DJUSIS) Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100*
December 2011

* The graph assumes that $100 was invested on December 31, 2006 in each of Deluxe common stock, the S&P 400 MidCap Index and the DJUSIS Index, and that all dividends were reinvested.

Item 6.  Selected Financial Data.

The following table shows certain selected financial data for the five years ended December 31, 2011. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of this report and our consolidated financial statements appearing in Item 8 of this report.

(dollars and orders in thousands, except per share and per order amounts)	2011	2010	2009	2008	2007
Statement of Income Data:
Revenue	$1,417,596	$1,402,237	$1,344,195	$1,468,662	$1,588,885
As a percentage of revenue:
Gross profit	65.2%	65.2%	62.4%	61.4%	63.8%
Selling, general and administrative expense	45.2%	44.5%	45.9%	45.7%	46.8%
Operating income	19.1%	20.1%	14.2%	14.2%	17.0%
Operating income	$271,058	$281,544	$190,589	$209,234	$269,904
Income from continuing operations	144,595	153,395	99,365	105,872	145,117
Per share – basic	2.82	2.98	1.94	2.06	2.79
Per share – diluted	2.80	2.97	1.94	2.05	2.78
Cash dividends per share	1.00	1.00	1.00	1.00	1.00

Balance Sheet Data:
Cash and cash equivalents	$28,687	$17,383	$12,789	$15,590	$21,615
Return on average assets(1)	10.7%	12.1%	8.2%	8.4%	11.6%
Total assets	$1,388,809	$1,308,691	$1,211,210	$1,218,985	$1,210,755
Long-term obligations(2)	741,706	748,122	742,753	775,336	776,840
Total debt	741,706	755,122	768,753	853,336	844,040

Statement of Cash Flows Data:
Net cash provided by operating activities of continuing operations	$235,367	$212,615	$206,438	$198,487	$245,075
Net cash used by investing activities of continuing operations	(131,785)	(136,170)	(81,788)	(135,773)	(10,929)
Net cash used by financing activities of continuing operations	(91,702)	(72,541)	(128,545)	(67,681)	(224,890)
Purchases of capital assets	(35,506)	(43,932)	(44,266)	(31,865)	(32,286)
Payments for acquisitions, net of cash acquired	(85,641)	(98,621)	(30,825)	(104,879)	(2,316)
Payments for common shares repurchased	(23,620)	(2,999)	(1,319)	(21,847)	(11,288)

Other Data (continuing operations):
Orders(3)	54,348	56,736	59,174	62,823	64,753
Revenue per order(3)	$26.08	$24.72	$22.72	$23.38	$24.54
Number of employees	5,565	5,765	6,089	7,172	7,910
Number of printing/fulfillment facilities	16	15	14	21	22
Number of call center facilities	13	14	12	14	14

(1)	Return on average assets is calculated as net income divided by average assets for the period.

(2)	Long-term obligations include both the current and long-term portions of our long-term debt obligations, including capital leases.

(3)
Orders is our company-wide measure of volume. When portions of a customer order are on back-order, one customer order may be fulfilled via multiple shipments. Generally, an order is counted when the last item ordered is shipped to the customer.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to provide our customers a wide range of customized products and services. Over the past 24 months, our Small Business Services segment has provided products and services to over four million small business customers and our Direct Checks segment has provided products and services to more than eight million consumers. Through our Financial Services segment, we provide products and services to approximately 6,000 financial institution clients. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 47.2%, 48.3% and 47.7% of our Small Business Services segment’s revenue in 2011, 2010 and 2009, respectively.

Forms – Our Small Business Services segment is a leading provider of printed forms to small businesses including, billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. This segment also offers computer forms compatible with accounting software packages commonly used by small businesses. Forms produced by our Financial Services and Direct Checks segments include deposit tickets and check registers.

Accessories and other products – Small Business Services produces products which are designed to provide small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as business cards, greeting cards, brochures and apparel. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies’ marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability, regulatory and compliance programs.

Throughout the downturn in the U.S. economy, which began in late 2008, we have focused on capitalizing on transformational opportunities available to us so that we are positioned to deliver increasing revenues and continued strong operating margins. These opportunities include new product offerings, brand awareness and positioning initiatives, investing in technology for new service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that offer marketing solutions and other services, extend our direct-to-consumer offerings, improve our operating cash flow, and extend the range of products and services we offer to our customers. During 2012, we will continue our focus in these areas, with an emphasis on profitable revenue growth, improving our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases with a focus on marketing solutions and other services.

Earnings for 2011, as compared to 2010, benefited from continuing initiatives to reduce our cost structure, primarily within sales, marketing and manufacturing, as well as price increases and a lower effective income tax rate in 2011. These benefits were more than offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage, revenue of $24.6 million from a contract settlement executed during 2010, the recognition of deferred revenue in 2010 from a Financial Services contract settlement executed in the fourth quarter of 2009, and pre-tax losses in the first quarter of 2011 from the retirement of long-term notes.

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

•	Expand sales of higher growth marketing solutions and other services;
•	Increase our share of the amount small businesses spend on the types of products and services in our portfolio through increased brand awareness and improved customer segmentation and analytics; and
•	Continue to optimize our cost and expense structure.

We continue to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of business checks and printed forms, but also a provider of higher growth marketing solutions and other services. These key enablers include strengthening our portfolio of products and services, attracting new customers, improving our use of technology, growing our distributor network, and enhancing brand awareness and positioning. We continue to refresh portions of our existing product offerings and have improved some of our newer service offerings, which we believe creates a more valuable suite of products and services. We have also identified opportunities to expand sales to our existing customers and to acquire new customers. Continued investment in our e-commerce platforms increases our opportunities to market and sell on-line. Also important to our growth are the small business customer referrals we receive through our Deluxe Business Advantage® program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us more deeply serve unique customer segments such as contractors, retailers and professional services firms. During the past two years, we increased our investment in promoting and strengthening the Deluxe brand to increase brand awareness and loyalty.

In recent years, we have acquired companies which allow us to expand our marketing solutions and other services offerings, including web-to-print capabilities. We expect these higher growth products and services will represent an increasing portion of our revenue. Specifically, during July 2011, we acquired substantially all of the assets of PsPrint, LLC, for cash of $45.5 million, net of cash acquired. PsPrint is a web-to-print solutions company that provides online print marketing and promotional services for small businesses. In 2009, we purchased all of the common stock of Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings Inc., to expand our web services customer base. We also acquired substantially all of the assets of MerchEngines.com during 2009, which added new search engine marketing capabilities. The companies acquired during 2009 were purchased for an aggregate cash amount of $30.8 million, net of cash acquired.

Financial Services – Our strategies within Financial Services are as follows:

•	Optimize core check revenue streams and acquire new clients;
•	Provide marketing solutions and other services that differentiate us from the competition; and
•	Continue to optimize our cost and expense structure.

            Our focus on acquiring new clients will continue during 2012. We are also advancing our marketing solutions and other services offerings, During April 2011, we acquired substantially all of the assets of Banker’s Dashboard, LLC, for $39.7 million, comprised of $35.0 million of cash and $4.7 million of shares of our common stock plus related dividend equivalent payments. Banker’s Dashboard provides online financial management tools that provide banks with a comprehensive daily view of their financial picture. In March 2010, we purchased substantially all of the assets of Cornerstone Customer Solutions, LLC (Cornerstone), for $0.7 million. Cornerstone is a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. We also continue to leverage our Deluxe Business Advantage program which is designed to maximize financial institution business check programs. It offers the products and services of our Small Business Services segment to the small business customers of financial institutions through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.

In our efforts to expand beyond check-related products, we deliver several marketing solutions and other services offerings including:

•	Marketing solutions – a variety of strategic and tactical marketing solutions which help financial institutions acquire new customers, deepen existing customer relationships and retain customers.
•	Banker’s Dashboard® – Online financial management tools that provide financial institutions with a comprehensive daily view of their financial picture.
•	Deluxe ProventSM – a comprehensive suite of identity protection services.

•	Deluxe CallingSM – an outbound calling program aimed at helping financial institutions generate new organic revenue growth and reduce account holder attrition.
•
REALCheckingTM program – a system of deposit products, including reward checking programs, that drives non-interest income, attracts new account holders and increases retention for community financial institutions. We offer this suite of products to our clients through a partnership with BancVue, Ltd.

•	Regulatory compliance – services that assist financial institutions in complying with the current dynamic regulatory environment.
•	SwitchAgentSM – a proprietary service allowing consumers to easily switch from one financial institution to another.

We expect providing products and services that differentiate us from the competition will help partially offset the impacts of the decline in check usage and the pricing pressures we are experiencing in our check programs. As such, we also continue to focus on accelerating the pace at which we introduce new products and services. In addition to our various marketing solutions and other service offerings, we continue to offer our Knowledge ExchangeTM Series, a suite of resources and events for our financial institution clients focused on topics that most impact financial institutions’ core strategies.

Direct Checks – Our strategies within Direct Checks are as follows:

•	Maximize the lifetime value of customers by selling new features, accessories and products;
•	Continue to optimize our cost and expense structure; and
•	Optimize cash flow.

In April 2010, we acquired Custom Direct, Inc., a provider of direct-to-consumer checks, in a cash transaction for $97.9 million, net of cash acquired. We have leveraged this acquisition to build a best-in-class, direct-to-consumer check experience. Additionally, we continue to identify opportunities to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment. We continue to actively market our products and services through targeted advertising, including a continued focus on the internet channel. We continue to explore avenues to increase sales to existing customers. For example, we have had success with the EZShieldTM offering, a check protection service that provides reimbursement to consumers for losses resulting from forged signatures or endorsements and altered checks.

Cost Reduction Initiatives

For several years we have been pursuing cost reduction and business simplification initiatives, including: reducing shared services infrastructure costs; streamlining our call center and fulfillment activities; eliminating system and work stream redundancies; reducing advertising costs; and strengthening our ability to quickly develop new products and services and bring them to market. We have reduced stock-keeping units (SKUs), standardized products and services and improved the sourcing of third-party goods and services. As a result of all of these efforts, we realized net cost savings of approximately $60 million during 2011, as compared to our 2010 results of operations. Approximately one-third of these savings impacted cost of goods sold, while the remaining two-thirds impacted selling, general and administrative (SG&A) expense. We anticipate that we will realize additional net cost reductions of approximately $50 million in 2012, as compared to our 2011 results of operations, which will be generated primarily by our fulfillment, sales and marketing, and information technology organizations. Approximately 40% of these savings are expected to impact cost of goods sold, with the remaining 60% affecting SG&A expense.

Outlook for 2012

We anticipate that consolidated revenue will be between $1.42 billion and $1.46 billion for 2012, as compared to $1.42 billion for 2011. In Small Business Services, we expect the percentage increase in revenue to be in the middle to high single digits compared to 2011 revenue of $846.4 million, as declines in core business products are expected to be more than offset by the benefits of our e-commerce investments, price increases, and growth in our distributor and dealer channels and in our marketing solutions and other services offerings. In Financial Services, we expect the percentage decrease in revenue to be in the low to mid-single digits compared to 2011 revenue of $342.4 million, driven by continued check order declines of approximately seven to eight percent, partially offset by higher revenue per order, a new large customer which began contributing volume early in the first quarter of 2012, and continued contributions from marketing solutions and other services offerings. In Direct Checks, we expect the percentage decrease in revenue to be in the middle to high single digits compared to 2011 revenue of $228.8 million, driven by check usage declines.

We expect that 2012 diluted earnings per share will be between $3.10 and $3.30, compared to $2.80 for 2011, which included total estimated charges of $0.31 per share related to restructuring-related costs, losses on debt retirements, transaction costs related to acquisitions, and an asset impairment charge. We expect that the benefit of our cost reduction activities will be partially offset by continued investments in revenue growth opportunities and increases in material and delivery rates. We estimate that our annual effective tax rate for 2012 will be approximately 33%, the same as in 2011.

We anticipate that net cash provided by operating activities will be between $225 million and $245 million in 2012, compared to $235 million in 2011, driven by higher earnings in the middle to upper end of our outlook range, partially offset by higher income tax payments. We estimate that capital spending will be approximately $35 million in 2012 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with our credit facility, will be sufficient to support our operations, including capital expenditures, small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. This includes payments of $84.8 million which are due in December 2012 when a portion of our long-term notes matures. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we have cash flow in excess of these priorities, our focus during 2012 will be on further reducing our debt if we are able to purchase our long-term notes on the open market, or we may complete share repurchases to offset the dilution of shares issued under our employee stock incentive plan. During 2011, we retired $195.5 million of our long-term notes due in 2012 and $10.0 million of our long-term notes due in 2014. We also completed the issuance of $200.0 million of long-term notes due in 2019, collecting net proceeds of $196.5 million. Because we had no amounts drawn on our credit facility at the end of 2011, we may accumulate larger investment balances during 2012 as we prepare to pay the $84.8 million of long-term debt which is due in December 2012.

BUSINESS CHALLENGES/MARKET RISKS

Market for checks and business forms

The market for our two largest products, checks and business forms, is very competitive. These products are mature and their use has been declining. The total number of checks written in the United States has been in decline as a result of alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, and electronic and other bill paying services. According to a Federal Reserve study released in December 2010, the most recent information available, approximately 27.5 billion checks were written in 2009. According to this study, checks are no longer the largest single non-cash payment method in the United States, being surpassed by the debit card. Checks written account for approximately 25% of all non-cash payment transactions, which is a reduction from the Federal Reserve study released in December 2007 when checks accounted for approximately 35% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately 6.1% per year between 2006 and 2009, and we expect this trend to continue. In addition to the decline in check usage, the use of business forms is also under pressure. Continual technological improvements provide small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications, electronic transaction systems and mobile applications have been designed to replace pre-printed business forms products.

Financial institution clients

Because check usage is declining, we have been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. Our traditional financial institution relationships are typically formalized through check supply contracts averaging three to six years in duration. As we compete to retain and acquire new financial institution business, the resulting pricing pressure, combined with declining check usage in the marketplace, has reduced our revenue and profit margins. We expect these trends to continue.

Turmoil in the financial services industry, which began in late 2008, led to increased bank failures and consolidations. There could be a significant impact on our consolidated results of operations if we were to lose a significant amount of business and/or we were unable to recover the value of unamortized contract acquisition costs or accounts receivable. As of December 31, 2011, unamortized contract acquisition costs totaled $55.1 million, while liabilities for contract acquisition costs not paid as of December 31, 2011 were $20.5 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

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

Economic conditions

General economic conditions had a continued negative impact on our 2011 results of operations. Small business confidence and the rate of small business formations impact Small Business Services. The index of small business optimism published by the National Federation of Independent Business was 94.1 in January 2011 and ended the year at 93.8, after dipping as low as 88.1 in August. The year did end positively, with four consecutive monthly increases. However, the December 2011 outlook for expected business conditions in six months dropped 18 points from January 2011. According to estimates of the Small Business Administration’s Office of Advocacy, the last year in which the number of small businesses increased was 2006. Consumer spending and employment levels have some impact on our personal check businesses. Modest consumer spending growth, along with only moderate private sector growth in employment during 2011, continued to impact our personal check businesses. We expect that general economic conditions will continue to be challenging in 2012. A continued sluggish economy could result in additional declines in our revenue and profitability.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

				Change
(in thousands, except per order amounts)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenue	$1,417,596	$1,402,237	$1,344,195	1.1%	4.3%

Orders	54,348	56,736	59,174	(4.2%)	(4.1%)
Revenue per order	$26.08	$24.72	$22.72	5.5%	8.8%

The increase in revenue for 2011, as compared to 2010, was primarily due to price increases in all three segments, incremental revenue of $24.1 million from the acquisition of Custom Direct in April 2010, revenue generated by the businesses acquired during 2011, growth in the Small Business Services distributor channel, and a favorable currency exchange rate impact of $3.0 million. These revenue increases were partially offset by lower order volume for our personal check businesses, revenue of $24.6 million in 2010 from a contract settlement, continued pricing pressure within Financial Services, and the recognition of deferred revenue in 2010 from a contract settlement executed in the fourth quarter of 2009. The revenue of $24.6 million from the contract settlement recognized in 2010 accounted for a revenue decrease of 1.8 percentage points in 2011. It related to a settlement with a large financial institution that acquired one of our clients and chose to consolidate its check printing business with another provider. This business transitioned during the third quarter of 2010 and the contract termination payments were included in revenue in our Small Business Services and Financial Services segments. Revenue from a new contract acquisition which began generating revenue during the third quarter of 2010 offset the revenue lost from this contract termination. The recognition of Financial Services deferred revenue in 2010 related to a contract settlement executed in the fourth quarter of 2009 accounted for a revenue decrease of 1.0 percentage point in 2011.

The number of orders decreased for 2011, as compared to 2010, due primarily to the continuing decline in check and forms usage, partially offset by the addition of Custom Direct orders, which increased orders 1.1 percentage points as compared to 2010. Revenue per order increased for 2011, as compared to 2010, primarily due to the benefit of price increases, partially offset by revenue of $24.6 million in 2010 from a contract settlement, continued pricing pressure within Financial Services, and the recognition of deferred revenue in 2010 from a Financial Services contract settlement executed in the fourth quarter of 2009. The $24.6 million contract settlement in 2010 increased revenue per order by 1.9 percentage points in 2010.

The increase in revenue for 2010, as compared to 2009, was primarily due to a revenue contribution of $60.3 million from the acquisition of Custom Direct in April 2010 and revenue of $24.6 million from a contract settlement executed during 2010. In addition, revenue benefited from price increases in Financial Services and Small Business Services, growth in marketing solutions and other services, including revenue from businesses acquired in July 2009, the recognition of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009, and a favorable currency exchange rate impact of $6.9 million. Partially offsetting these revenue increases was lower order volume and continued pricing pressure within Financial Services.

The number of orders decreased for 2010, as compared to 2009, due primarily to the continuing decline in check and forms usage and the impact of general economic conditions, partially offset by Custom Direct orders, which increased orders 3.0 percentage points as compared to 2009. Revenue per order increased for 2010, as compared to 2009, due to the $24.6 million contract settlement executed during 2010, as well as the recognition of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009 and the benefit of price increases in Financial Services and Small Business Services. These increases in revenue per order were partially offset by continued pricing pressure within Financial Services.

Supplemental information regarding revenue by product and service category is as follows:

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Checks, including contract settlements	$871,731	$896,563	$853,729	(2.8%)	5.0%
Forms	195,905	194,724	198,855	0.6%	(2.1%)
Accessories and other products	126,949	123,264	129,323	3.0%	(4.7%)
Marketing solutions, including services	150,973	126,211	112,848	19.6%	11.8%
Other services	72,038	61,475	49,440	17.2%	24.3%
Total revenue	$1,417,596	$1,402,237	$1,344,195	1.1%	4.3%

During 2011, we modified the categories we use to report a portion of our products and services. We added the marketing solutions category to add more clarity to our products and services, as our marketing solutions and other services categories reflect a growing part of our business. Amounts for 2010 and 2009 have been reclassified to conform to the 2011 presentation. These changes had no impact on the amounts reported in previous years for checks.

The percentage of total revenue derived from the sale of checks was 61.4% in 2011, compared to 63.9% in 2010 and 63.5% in 2009. Check revenue decreased in 2011, as compared to 2010, due to the decline in check usage, revenue of $24.6 million in 2010 from a contract settlement, and the recognition in 2010 of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009. These decreases in check revenue were partially offset by incremental revenue from the acquisition of Custom Direct in April 2010 and price increases. Check revenue increased in 2010, as compared to 2009, as revenue from the acquisition of Custom Direct in April 2010, the 2010 contract settlement, the recognition of deferred revenue from a Financial Services contract settlement executed in the fourth quarter of 2009 and Financial Services price increases more than offset the impact of the decline in check usage. Small Business Services contributed non-check revenue of $446.8 million in 2011, $411.7 million in 2010 and $410.2 million in 2009.

Consolidated Gross Margin

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Gross profit	$924,194	$913,818	$839,413	1.1%	8.9%
Gross margin	65.2%	65.2%	62.4%	—	2.8 pt.

We evaluate gross margin when analyzing our consolidated results of operations as we believe it provides important insight into significant profit drivers. As a significant portion of our revenue is generated from the sale of manufactured and purchased products, we believe the measure of gross margin best demonstrates our manufacturing and distribution performance, as well as the impact of pricing on our profitability. Gross margin is not a complete measure of profitability, as it omits SG&A expense. However, it is a financial measure which we believe is useful in evaluating our results of operations.

Gross margin for 2011 was the same as in 2010. Manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives, as well as the benefit of price increases, were offset by the $24.6 million contract settlement in 2010, higher material costs and delivery rates, and the recognition of deferred revenue in 2010 from a Financial Services contract settlement executed in the fourth quarter of 2009. The $24.6 million contract settlement in 2010 contributed 0.7 percentage points to gross margin in 2010.

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

Consolidated Selling, General & Administrative Expense

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
SG&A expense	$640,307	$624,303	$616,496	2.6%	1.3%
SG&A expense as a percentage of revenue	45.2%	44.5%	45.9%	0.7 pt.	(1.4) pt.

The increase in SG&A expense for 2011, as compared to 2010, was driven primarily by operating expenses of the businesses we acquired in 2011 and the acquisition of Custom Direct in April 2010, and increased Small Business Services commission expense driven by increased volume, as well as marketing investments in our brand positioning and business development initiatives. These increases were partially offset by various expense reduction initiatives within sales and marketing and our shared services organizations, as well as the discontinuation of contributions to our defined contribution pension plan in 2011, which reduced SG&A expense approximately $7 million for 2011, as compared to 2010, and lower acquisition-related amortization related to previous acquisitions.

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

Net Restructuring Charges

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net restructuring charges	$11,743	$7,971	$7,428	$3,772	$543

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period relate to costs of our restructuring activities such as employee severance benefits, as well as other direct costs of our initiatives, including employee and equipment moves, training and travel. Additional restructuring charges of $ $2.0 million in 2011, $2.4 million in 2010 and $4.6 million in 2009 were included within cost of goods sold in our consolidated statements of income. Further information can be found under Restructuring Costs.

Asset Impairment Charges

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Asset impairment charges	$1,196	$—	$24,900	$1,196	$(24,900)

During 2011, we recorded an asset impairment charge of $1.2 million related to our vacant facility located in Thorofare, New Jersey, which is currently held for sale. The amount of the impairment charge was based on current market conditions and ongoing negotiations for the sale of the facility, and we continue to actively market the property.

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

(Loss) Gain on Early Debt Extinguishment

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
(Loss) gain on early debt extinguishment	$(6,995)	$—	$9,834	$(6,995)	$(9,834)

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

Interest Expense

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Interest expense	$47,797	$44,165	$46,280	8.2%	(4.6%)
Weighted-average debt outstanding	760,798	793,767	818,521	(4.2%)	(3.0%)
Weighted-average interest rate	5.63%	5.09%	5.14%	0.54 pt.	(0.05) pt.

The increase in interest expense for 2011, as compared to 2010, was due, in part, to our higher average interest rate in 2011. Also contributing to the increase in interest expense were charges of $1.3 million driven by the retirement of long-term notes during the first quarter of 2011. The debt retirements required that we accelerate the recognition of a portion of a derivative loss, and we recognized expense related to the settlement of a portion of our interest rate swap agreements. These increases in interest expense were partially offset by our lower average debt level in 2011.

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

Income Tax Provision

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Income tax provision	$71,489	$82,554	$55,656	(13.4%)	48.3%
Effective tax rate	33.1%	35.0%	35.9%	(1.9) pt.	(0.9) pt.

The decrease in our effective tax rate for 2011, as compared to 2010, was due, in part, to discrete income tax expense in 2010, which increased our effective tax rate by 0.5 points. The largest discrete item in 2010 was a $4.1 million charge resulting from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010, and requires that certain tax deductions after 2012 be reduced by the amount of Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan. Our 2011 tax rate decreased 1.2 points due to actions taken to restore a portion of this deferred tax asset. In addition, our effective tax rate for 2011 included a number of discrete items, including adjustments to receivables for amendments to prior year tax returns, which collectively decreased our tax rate by 0.6 points. We expect that our annual effective tax rate for 2012 will be approximately 33%.

The decrease in our effective tax rate for 2010, as compared to 2009, was primarily due to the impact of the goodwill impairment charge in 2009, a portion of which was non-deductible, and which increased our 2009 effective tax rate 2.9 percentage points. In addition, our state effective tax rate decreased in 2010 and our qualified production activity deduction increased. Partially offsetting these decreases in our effective tax rate was the impact of other discrete items and lower tax credits in 2010 for research and development. Discrete items in 2009, excluding the impact of the goodwill impairment charge, lowered our effective tax rate 2.9 percentage points and related primarily to receivables for amendments to prior year tax returns of $3.5 million. Discrete income tax expense for 2010 increased our effective tax rate by 0.5 points. The discrete items in 2010 consisted primarily of a $4.1 million charge resulting from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010, and requires that certain tax deductions after 2012 be reduced by the amount of Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan. Partially offsetting the impact of this unfavorable discrete item were discrete credits to income tax expense related to adjustments to accruals for uncertain tax positions.

RESTRUCTURING COSTS

During 2011, we recorded net restructuring charges of $13.7 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $7.1 million. The restructuring accruals included charges of $8.8 million related to severance for employee reductions across all functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 400 employees. These charges were reduced by the reversal of $1.7 million of severance accruals, the majority of which were recorded in previous years, as fewer employees received severance benefits than originally estimated. The majority of the employee reductions included in our restructuring accruals are expected to be completed by the end of 2012, and we expect most of the related severance payments to be paid by mid-2013, utilizing cash from operations.

During 2010, we recorded net restructuring charges of $10.3 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $7.5 million. The net restructuring accruals included charges of $9.3 million related to severance for employee reductions primarily resulting from reductions in various functional areas as we continued our cost reduction initiatives, as well as actions related to our integration of Custom Direct. The net restructuring accruals included severance benefits for approximately 470 employees. These charges were reduced by the reversal of $2.4 million of severance accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated.

During 2009, we recorded net restructuring charges of $12.0 million. This amount included expenses related to our restructuring activities, including items such as equipment moves, training and travel which were expensed as incurred, as well as net restructuring accruals of $8.2 million. The net restructuring accruals included charges of $11.8 million related to severance for employee reductions in various functional areas, including the closing of one customer call center which was completed in the first quarter of 2010, and further consolidation in the sales, marketing and fulfillment organizations, as well as operating lease obligations on three manufacturing facilities closed during 2009. These actions were the result of our cost reduction initiatives. The net restructuring accruals included severance benefits for approximately 640 employees. These charges were reduced by the reversal of $3.6 million of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated.

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

As a result of our employee reductions and facility closings, we realized cost savings of approximately $5 million in cost of goods sold and $10 million in SG&A expense in 2011, in comparison to our 2010 results of operations, which represents a portion of the total net cost reductions we realized in 2011. In 2012, we expect to realize cost savings of approximately $4 million in cost of goods sold and $9 million in SG&A expense, in comparison to our 2011 results of operations, which represents a portion of the estimated $50 million of total net cost reductions we expect to realize in 2012. Expense reductions consist primarily of labor and facility costs.

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

Small Business Services

This segment’s products and services are promoted and distributed through direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, Safeguard distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment for the last three years were as follows:

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenue	$846,449	$796,254	$785,109	6.3%	1.4%
Operating income	145,219	137,534	60,804	5.6%	126.2%
Operating margin	17.2%	17.3%	7.7%	(0.1) pt.	9.6 pt.

The increase in revenue for 2011, as compared to 2010, was due primarily to price increases, revenue of $15.5 million from the acquisition of PsPrint, which was acquired in July 2011, and growth in our distributor channel and in marketing solutions and other services revenue, as well as a favorable currency exchange rate impact related to our Canadian operations of $3.0 million. Partially offsetting these increases was revenue of $12.1 million related to Small Business Services’ portion of the contract settlement executed during 2010, as well as the continuing decline in check and forms usage. The contract settlement revenue in 2010 resulted in a decrease in revenue of 1.6 points in 2011.

The increase in operating income for 2011, as compared to 2010, was due to price increases, the benefit of continued cost reduction initiatives, the discontinuation of contributions to our defined contribution pension plan in 2011, lower acquisition-related amortization related to acquisitions completed in previous years, and growth in marketing solutions and other services revenue. Partially offsetting these increases in operating income was the revenue of $12.1 million from the 2010 contract settlement, brand awareness and business development investments, and increases in material costs and delivery rates. In addition, restructuring and related costs increased $2.7 million for 2011, as compared to 2010, and we recorded an asset impairment charge of $1.2 million in 2011 related to a vacant facility. Further information regarding the restructuring costs can be found under Restructuring Costs. The contract settlement revenue in 2010 caused a decrease in operating margin of 1.3 points in 2011.

The increase in revenue for 2010, as compared to 2009, was due primarily to price increases and $12.1 million of revenue related to Small Business Services’ portion of the contract settlement executed during 2010, as well as revenue from businesses acquired in July 2009 and growth in services revenue. Additionally, revenue increased due to a favorable currency exchange rate impact related to our Canadian operations of $6.9 million for 2010. These increases in revenue were partly offset by the impact of the continuing decline in check and forms usage. We also believe that the negative impact of general economic conditions continued to affect our customer’s buying patterns.

The increases in operating income and operating margin for 2010, as compared to 2009, were primarily due to continued progress on our cost reduction initiatives, the asset impairment charges of $24.9 million in 2009 discussed earlier under Consolidated Results of Operations, price increases, revenue from the 2010 contract settlement, a $10.2 million decrease in restructuring and costs related to acquisitions, lower acquisition-related amortization related to acquisitions completed prior to 2009, and lower performance-based compensation and retiree medical expense. Further information regarding the restructuring costs can be found under Restructuring Costs. These increases in operating income were partially offset by the continuing decline in check and forms usage, the impact of negative economic conditions, marketing investments in our brand awareness and positioning initiatives and direct marketing tests, and increases in delivery rates and material costs.

Financial Services

Financial Services’ products and services are sold through multiple channels, including a direct sales force. Results for this segment for the last three years were as follows:

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenue	$342,382	$390,331	$396,353	(12.3%)		(1.5%)
Operating income	59,804	84,158	75,091	(28.9%)		12.1%
Operating margin	17.5%	21.6%	18.9%	(4.1.	) pt	2.7	pt.

The decrease in revenue for 2011, as compared to 2010, was due to a decrease in order volume resulting primarily from the continued decline in check usage, the recognition of deferred revenue in 2010 from a contract settlement executed in the fourth quarter of 2009, revenue of $12.5 million related to Financial Services’ portion of the contract settlement executed during 2010, and continuing competitive pricing pressure. The recognition of deferred revenue in 2010 accounted for 3.4 percentage points of the 12.3% decrease in revenue for 2011, and the $12.5 million contract settlement revenue in 2010 accounted for 2.9 percentage points of the 12.3% decrease in revenue for 2011. Partially offsetting these revenue decreases was the benefit of price increases implemented in the first half of 2011 and revenue from the Banker’s Dashboard acquisition in April 2011.

Operating income and operating margin decreased for 2011, as compared to 2010, primarily due to the decrease in revenue discussed earlier, increased material costs and delivery rates, and business development investments. The recognition of the deferred revenue in 2010 accounted for 3.0 percentage points of the decrease in operating margin for 2011. The $12.5 million contract settlement revenue in 2010 accounted for 2.6 percentage points of the decrease in operating margin for 2011. In addition, restructuring and related costs increased $1.8 million for 2011, as compared to 2010. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs. These decreases in operating income and operating margin were partially offset by the benefit of our various cost reduction initiatives and the discontinuation of contributions to our defined contribution pension plan in 2011.

The decrease in revenue for 2010, as compared to 2009, was due primarily to a decrease in order volume resulting from the continuing decline in check usage and the weak economy, as well as continuing competitive pricing pressure. These decreases in revenue were partially offset by the recognition of deferred revenue related to a contract settlement executed in the fourth quarter of 2009, Financial Services’ portion of the revenue from a contract settlement executed during 2010 of $12.5 million, price increases implemented in the second quarter of 2010 and the third quarter of 2009, and increased services revenue.

Operating income and operating margin increased for 2010, as compared to 2009, primarily due to the recognition of deferred revenue related to a contract settlement executed in the fourth quarter of 2009 and the 2010 contract settlement, as well as the benefit of our various cost reduction initiatives and lower performance-based compensation and retiree medical expense. These increases in operating income and operating margin were partially offset by the effect of the decrease in order volume, increased marketing investment, delivery and material rate increases and a $2.2 million increase in restructuring-related costs in 2010. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs.

Direct Checks

Direct Checks sells products and services directly to consumers using direct response marketing and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under various brand names including Checks Unlimited, Designer Checks, Checks.com, Check Gallery, The Styles Check Company, and Artistic Checks, among others. Results for this segment for the last three years were as follows:

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenue	$228,765	$215,652	$162,733	6.1%		32.5%
Operating income	66,035	59,852	54,694	10.3%		9.4%
Operating margin	28.9%	27.8%	33.6%	1.1	pt.	(5.8	) pt.

The increase in revenue for 2011, as compared to 2010, was due to incremental revenue of $24.1 million from the acquisition of Custom Direct in April 2010, as well as higher revenue per order in all order channels, partly due to price increases. Partially offsetting these increases in revenue was a reduction in orders stemming from the decline in check usage.

The increase in operating income and operating margin for 2011, as compared to 2010, was due primarily to benefits of our cost reduction initiatives and lower acquisition-related amortization related to the Custom Direct acquisition, as well as the contribution of Custom Direct’s operations. In addition, restructuring and related costs decreased $1.6 million for 2011, as compared to 2010. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs. These increases in operating income were partially offset by lower order volume and increased material costs and delivery rates.

The increase in revenue for 2010, as compared to 2009, was due to the revenue contribution from the acquisition of Custom Direct in April 2010, which contributed revenue of $60.3 million for 2010. Partially offsetting the impact of the acquisition was a reduction in orders stemming from the decline in check usage, as well as the weak economy.

The increase in operating income for 2010, as compared to 2009, was due primarily to the benefit of our cost reduction initiatives, the contribution of Custom Direct’s operations and lower performance-based compensation and retiree medical expense. These increases in operating income were partially offset by the lower order volume, an increase of $2.4 million in restructuring-related costs related primarily to employee reductions at Custom Direct, and increased delivery rates and material costs. The decrease in operating margin for 2010, as compared to 2009, reflects the impact of Custom Direct’s operations.

CASH FLOWS AND LIQUIDITY

As of December 31, 2011, we held cash and cash equivalents of $28.7 million. The following table shows our cash flow activity for the last three years and should be read in conjunction with the consolidated statements of cash flows appearing in Item 8 of this report.

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Continuing operations:
Net cash provided by operating activities	$235,367	$212,615	$206,438	$22,752	$6,177
Net cash used by investing activities	(131,785)	(136,170)	(81,788)	4,385	(54,382)
Net cash used by financing activities	(91,702)	(72,541)	(128,545)	(19,161)	56,004
Effect of exchange rate change on cash	(576)	690	1,594	(1,266)	(904)
Net cash provided (used) by continuing operations	11,304	4,594	(2,301)	6,710	6,895
Net cash used by operating activities of discontinued operations	—	—	(470)	—	470
Net cash used by financing activities of discontinued operations	—	—	(30)	—	30
Net change in cash and cash equivalents	$11,304	$4,594	$(2,801)	$6,710	$7,395

The $22.8 million increase in cash provided by operating activities for 2011, as compared to 2010, was due primarily to benefits from our cost reduction initiatives and price increases, as well as decreases of $9.9 million in contract acquisition payments, $9.4 million in income tax payments and $4.1 million in severance payments. These increases in cash provided by operating activities were partially offset by the $24.6 million contract settlement received in 2010 and the reduction in order volume for our personal check businesses.

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

Included in cash provided by operating activities of continuing operations were the following operating cash outflows:

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Income tax payments	$60,861	$70,246	$56,060	$(9,385)	$14,186
Interest payments	42,542	44,054	43,513	(1,512)	541
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	36,792	39,400	40,300	(2,608)	(900)
Pension contributions and employee profit sharing/cash bonus payments	27,165	29,790	11,430	(2,625)	18,360
Contract acquisition payments	12,190	22,087	29,250	(9,897)	(7,163)
Severance payments	7,484	11,558	16,558	(4,074)	(5,000)

Net cash used by investing activities for 2011 was $4.4 million lower than 2010 due primarily to a $13.0 million decrease in payments for acquisitions and an $8.4 million reduction in purchases of capital assets. We paid $98.6 million to acquire Custom Direct and Cornerstone Customer Solutions in 2010 and $85.6 million to acquire Banker’s Dashboard, PsPrint and small business distributors in 2011. Partially offsetting these decreases in the use of cash were payments of $6.4 million in 2011 on company-owned life insurance policies, proceeds from life insurance policies in 2010, and loans made to distributors in 2011.

Net cash used by investing activities in 2010 was $54.4 million higher than 2009 primarily due to the acquisition of Custom Direct in April 2010, partly offset by proceeds from life insurance policies in 2010 and purchases of marketable securities in 2009.

Net cash used by financing activities for 2011 was $19.2 million higher than 2010 due primarily to payments of $215.0 million to retire long-term debt in 2011 and an increase of $20.6 million in payments to repurchase common shares to offset dilution from shares to be issued for the Banker’s Dashboard acquisition and under our share-based compensation plans. Partially offsetting these increases in the use of cash were proceeds of $200.0 million from the issuance of long-term debt in 2011, lower payments in 2011 on our credit facility as we repaid all amounts borrowed, and a $4.4 million increase in proceeds from issuing shares under employee plans.

Net cash used by financing activities in 2010 was $56.0 million lower than 2009. This was due primarily to borrowings under our credit facility in 2010 to complete the acquisition of Custom Direct, as well as payments in 2009 of $21.2 million to retire long-term notes.

Significant cash inflows, excluding those related to operating activities, for each year were as follows:

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Proceeds from issuing long-term debt	$200,000	$—	$—	$200,000	$—
Proceeds from issuing shares under employee plans	7,671	3,267	1,972	4,404	1,295
Proceeds from company-owned life insurance policies	—	6,143	—	(6,143)	6,143
Proceeds from sales of marketable securities	—	1,970	914	(1,970)	1,056

Significant cash outflows, excluding those related to operating activities, for each year were as follows:

				Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Payments on long-term debt, including costs of debt reacquisition	$215,030	$—	$22,627	$215,030	$(22,627)
Payments for acquisitions, net of cash acquired	85,641	98,621	30,825	(12,980)	67,796
Cash dividends paid to shareholders	51,126	51,435	51,279	(309)	156
Purchases of capital assets	35,506	43,932	44,266	(8,426)	(334)
Payments for common shares repurchased	23,620	2,999	1,319	20,621	1,680
Payments on company-owned life insurance policies	6,383	—	—	6,383	—
Loans to distributors	5,175	—	—	5,175	—
Net payments on short-term debt	7,000	19,000	52,000	(12,000)	(33,000)
Payments for debt issue costs	3,513	2,361	—	1,152	2,361
Purchases of marketable securities	18	14	4,581	4	(4,567)

We anticipate that net cash provided by operating activities will be between $225 million and $245 million in 2012, compared to $235 million in 2011, driven by higher earnings in the middle to upper end of our outlook range, partially offset by higher income tax payments. We anticipate that cash generated by operating activities in 2012 will be utilized for payments of $84.8 million which are due in December 2012 when a portion of our long-term notes matures, dividend payments of approximately $50 million, capital expenditures of approximately $35 million, additional debt reduction if we are able to purchase our long-term notes on the open market, share repurchases, and possibly additional small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We had $191.4 million available for borrowing under our credit facility as of December 31, 2011. We believe that cash generated by operating activities, along with our credit facility, will be sufficient to support our operations in 2012, including capital expenditures, possible small-to-medium-sized acquisitions, required debt service and dividend payments.

CAPITAL RESOURCES

Our total debt was $741.7 million as of December 31, 2011, a decrease of $13.4 million from December 31, 2010. We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and in 2014. As of December 31, 2011, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of December 31, 2011 included a $3.6 million increase related to adjusting the hedged debt for changes in its fair value. As of December 31, 2010, this fair value adjustment was an increase of $4.9 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 6: Derivative financial instruments” and “Note 13: Debt and leases” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations.

Our capital structure for each period was as follows:

	December 31,
	2011		2010
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$455,466	6.9%	$533,502	6.0%	$(78,036)
Floating interest rate	286,240	3.9%	221,620	3.4%	64,620
Total debt	741,706	5.8%	755,122	5.2%	(13,416)
Shareholders’ equity	302,689		226,198		76,491
Total capital	$1,044,395		$981,320		$63,075

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 5.3 million shares remained available for purchase under this authorization as of December 31, 2011. We repurchased 0.9 million shares during 2011 for $23.6 million, we repurchased 0.2 million shares during 2010 for $3.0 million, and we repurchased 0.1 million shares during 2009 for $1.3 million. Further information regarding changes in shareholders’ equity can be found in the consolidated statements of shareholders’ equity appearing in Item 8 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or by other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2011, we had a $200.0 million credit facility, which was due to expire in March 2013. Borrowings under the credit facility are collateralized by substantially all personal property. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, and certain asset sales outside the ordinary course of business, as well as required repayments in the event of a change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of December 31, 2011 and we expect to remain in compliance with all debt covenants throughout the next 12 months.

In February 2012, we modified the terms of our credit facility. We extended the term of the agreement to February 2017 and lowered the commitment fee to a range of 0.20% to 0.45%, based on our leverage ratio. No changes were made to the financial covenants included in the credit agreement.

Amounts outstanding under our credit facility for the years ended December 31 were as follows:

(in thousands)	2011	2010	2009
Daily average amount outstanding	$21,655	$49,957	$69,267
Weighted-average interest rate	3.03%	3.20%	0.76%

As of December 31, 2011, no amounts were outstanding under our credit facility. As of December 31, 2010, $7,000 was outstanding at a weighted-average interest rate of 5.25%.

As of December 31, 2011, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Outstanding letters of credit	(8,551)
Net available for borrowing as of December 31, 2011	$191,449

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $12.2 million for 2011, $22.1 million for 2010 and $29.3 million for 2009. We anticipate cash payments of approximately $15 million in 2012. Changes in contract acquisition costs during the last three years were as follows:

(in thousands)	2011	2010	2009
Balance, beginning of year	$57,476	$45,701	$37,706
Additions	14,624	31,520	32,545
Amortization	(16,659)	(19,745)	(24,550)
Other	(365)	—	—
Balance, end of year	$55,076	$57,476	$45,701

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $13.1 million as of December 31, 2011 and $8.6 million as of December 31, 2010. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $7.5 million as of December 31, 2011 and $9.9 million as of December 31, 2010.

Funds held for customers – Our Canadian payroll services business collects funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients’ employees and the appropriate taxing authorities. Funds held for customers of $44.4 million as of December 31, 2011 increased $8.7 million from December 31, 2010. The increase in funds held for customers, and the corresponding accrued liability, was due primarily to an increase in the number of payroll services customers.

Foreign cash and investments – As of December 31, 2011, our subsidiaries located in Canada held cash and marketable securities of $25.2 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate the cash and marketable securities into the U.S., we would incur a U.S. tax liability of approximately $3 million.

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

As of December 31, 2011, our contractual obligations were as follows:

(in thousands)	Total	2012	2013 and 2014	2015 and 2016	2017 and thereafter
Long-term debt and related interest	$929,640	$130,654	$333,880	$234,228	$230,878
Operating lease obligations	21,630	10,249	9,649	1,692	40
Purchase obligations	40,590	20,915	19,600	60	15
Other long-term liabilities	37,432	19,013	10,786	4,185	3,448
Total	$1,029,292	$180,831	$373,915	$240,165	$234,381

Purchase obligations include amounts due under contracts with third-party service providers. These contracts are primarily for information technology services. Additionally, purchase obligations include amounts due under Direct Checks direct mail advertising agreements and Direct Checks and Financial Services royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligations presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs. Of the purchase obligations included in the table above, $29.7 million allow for early termination upon the payment of early termination fees. If we were to terminate these agreements, we would have incurred early termination fees of $37.6 million as of December 31, 2011.

Other long-term liabilities presented in our consolidated balance sheets consist primarily of amounts due for our postretirement benefit plan and liabilities for uncertain tax positions, deferred compensation and workers’ compensation. Of the $79.8 million reported as other long-term liabilities in our consolidated balance sheet as of December 31, 2011, $61.4 million is excluded from the obligations shown in the table above. The excluded amounts, including the current portion of each liability, are comprised primarily of the following:

•
Benefit payments for our postretirement benefit plan – We have contributed funds to this plan for the purpose of funding our obligations. Thus, we have the option of paying benefits from the assets of the plan or from the general funds of the company. Additionally, we expect the plan assets to earn income over time. As such, we cannot predict when or if payments from our general funds will be required. As of December 31, 2011, our postretirement benefit plan was underfunded $45.5 million.

•
Payments for uncertain tax positions – Due to the nature of the underlying liabilities and the extended timeframe often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. Our liability for uncertain tax positions, including accrued interest and penalties, was $7.7 million as of December 31, 2011, excluding tax benefits of deductible interest and the federal benefit of deductible state income tax.

•
Insured environmental remediation costs – As of December 31, 2011, $6.4 million of the costs included in our environmental accruals are covered by an environmental insurance policy which we purchased in 2002. The related receivables from the insurance company are reflected in other current assets and other non-current assets in our consolidated balance sheets based on the amounts of our environmental accruals for insured sites. Uninsured environmental accruals of $2.3 million as of December 31, 2011 are included in the table above.

•
A portion of the amount due under our deferred compensation plan – Under this plan, some employees may begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur. As such, $1.3 million of our deferred compensation liability as of December 31, 2011 is excluded from the obligations shown in the table above.

Total contractual obligations do not include the following:

•
Payments to our 401(k) plan – Payments to our 401(k) plan throughout the year are dependent on the number of employees participating in the plan, the level of employee contributions and employee wage rates.

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

Goodwill and Indefinite-Lived Intangibles

As of December 31, 2011, goodwill was comprised of the following:

(in thousands)
Acquisition of New England Business Service (NEBS) in June 2004	$472,082
Acquisition of Designer Checks in February 2000	77,970
Acquisition of Hostopia.com Inc. in August 2008	68,555
Acquisition of Custom Direct, Inc. in April 2010	66,269
Acquisition of Banker’s Dashboard in April 2011	26,281
Acquisition of PsPrint in July 2011	24,826
Acquisition of Abacus America, Inc. in July 2009	24,225
Acquisition of the Johnson Group in October 2006	7,320
Acquisition of Direct Checks in December 1987	4,267
Acquisition of Logo Design Mojo in April 2008	1,359
Acquisition of MerchEngines.com in July 2009	1,140
Acquisition of Dots and Pixels, Inc. in July 2005	1,021
Acquisition of Cornerstone Customer Solutions in March 2010	897
Acquisition of All Trade Computer Forms, Inc. in February 2007	786
Goodwill	$776,998

Further information regarding acquisitions which occurred during the past three years can be found under the caption “Note 4: Acquisitions” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Goodwill and our indefinite-lived trade name are tested for impairment on an annual basis as of July 31, or more frequently if events or circumstances occur which could indicate impairment. We completed events-driven impairment analyses of goodwill and our indefinite-lived trade name during the first quarter of 2009 due to declines in our stock price coupled with the continuing negative impact of the economic downturn on our expected operating results. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of our indefinite-lived trade name to determine whether events and circumstances continue to support an indefinite useful life. If we would determine that this asset has a finite useful life, we would test the asset for impairment and then amortize the asset’s remaining carrying value over its estimated remaining useful life.

The estimate of fair value for the indefinite-lived trade name is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss is recognized. The annual impairment analysis completed during the third quarter of 2011 indicated that the estimated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by approximately $12.0 million. In this analysis, we assumed a discount rate of 13.1% and a royalty rate of 2.0%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by $1.5 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $8.0 million. During the first quarter of 2009, we recorded an impairment charge of $4.9 million in our Small Business Services segment related to the indefinite-lived trade name.

During the quarter ended September 30, 2011, we adopted Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment. This new standard gives us the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less that its carrying amount. If, after this qualitative assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. In completing our 2011 annual impairment analysis, we elected to perform this qualitative assessment for all of our reporting units to which goodwill is assigned. As such, we completed a qualitative analysis of goodwill, evaluating factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010 in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43.0 million and $546.0 million, or by amounts between 55% and 442% above the carrying values of their net assets. In our qualitative analysis, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units. As such, no impairment charges were recorded as a result of our 2011 annual impairment analysis.

In previous years, a two-step, quantitative approach was required in evaluating goodwill for impairment. First, we would calculate the estimated fair value of each reporting unit to which goodwill was assigned and compare this estimated fair value to the carrying amount of its net assets. In calculating the estimated fair value, we utilized the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue for the next five years. We applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair values of our reporting units, we were required to estimate a number of factors, including projected future operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units’ fair values was compared to our consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit’s net assets exceeded its estimated fair value, the second step of the goodwill impairment analysis required us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit’s assets and liabilities, excluding goodwill, is estimated. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill.

Based on the events-driven impairment analysis completed during the first quarter of 2009, we recorded a goodwill impairment charge of $20.0 million in our Small Business Services segment related to one of our reporting units. If our stock price declines in the future for a sustained period or if we are required to significantly reduce our forecasted operating results because of a continuing downturn in economic conditions or due to changes in other circumstances, it may be indicative of a decline in our fair value and could require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name.

The evaluation of asset impairment requires us to make assumptions about future events, market conditions, and financial performance over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from our assumptions. If these estimates and assumptions change, we may be required to recognize impairment losses in the future.

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

Tax laws require certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense, net of the expected tax benefit, in our statements of income. We must assess the likelihood that our deferred tax assets will be realized through future taxable income, and to the extent we believe that realization is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We had net deferred tax liabilities of $42.6 million as of December 31, 2011, including valuation allowances of $0.6 million. As of December 31, 2010, we had net deferred tax liabilities of $37.4 million, including valuation allowances of $1.1 million. The valuation allowances as of December 31, 2011 related primarily to operating loss carryforwards in Ireland which we do not expect to realize. As of December 31, 2010, the valuation allowances related primarily to operating loss carryforwards in Canada which we reversed during 2011, as we now expect to realize the loss carryforwards in 2012 and/or in future years.

We are subject to tax audits in numerous domestic and foreign tax jurisdictions. Tax audits are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax return positions in the financial statements when they are “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total amount of unrecognized tax benefits as of December 31, 2011 was $6.2 million, excluding accrued interest and penalties and the federal benefit of deductible state income tax. If the unrecognized tax benefits were recognized in our consolidated financial statements, $5.2 million would positively affect income tax expense and our related effective tax rate. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2011, we had accrued $1.5 million of interest and penalties, excluding the tax benefit of deductible interest. The statute of limitations for federal tax assessments for 2006 and prior years has closed. Our federal income tax returns through 2007 have been audited by the IRS, our 2008 and 2009 returns are currently being audited, and our returns for 2010 and 2011 remain subject to IRS examination. In general, income tax returns for the years 2007 through 2011 remain subject to examination by foreign, state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

Changes in unrecognized tax benefits during the last three years can be found under the caption: “Note 9: Income tax provision” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $4.5 million to an increase of $0.7 million as we attempt to settle certain federal and state matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes may have on our effective tax rate or cash flows.

During 2010, we recorded income tax expense of $4.1 million to reduce our deferred tax asset related to our postretirement benefit plan. This expense resulted from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010, and requires that certain tax deductions after 2012 be reduced by the amount of Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. During 2011, we took actions to restore approximately $2.5 million of this deferred tax asset, and we expect to restore additional amounts in 2012 as we fund our postretirement benefit plan.

During 2009, we reduced our income tax provision $3.5 million for amendments to prior year tax returns claiming refunds primarily associated with federal and state tax credits and the funding of medical costs through our VEBA trust, as well as the related interest.

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

Our net postretirement benefit expense was $0.5 million for 2011, $1.7 million for 2010 and $7.2 million for 2009. Our business segments record postretirement benefit expense in cost of goods sold and SG&A expense, based on the composition of their workforces. Our postretirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, the expected health care cost trend rate and the average remaining life expectancy of plan participants. We analyze the assumptions used each year when we complete our actuarial valuation of the plan. The effects of changes to our assumptions are recognized immediately on the consolidated balance sheet, but are generally amortized into earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. If the assumptions utilized in determining our postretirement benefit expense and liability differ from actual events, our results of operations for future periods are impacted.

Discount rate – The discount rate is used to reflect the time value of money. It is the assumed rate at which future postretirement benefits could be effectively settled. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. In determining the discount rate, we utilize the Aon Hewitt AA Above Median Curve and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. The discount rate established at year-end for purposes of calculating our benefit obligation is also used in the calculation of the interest component of benefit expense for the following year. In measuring the accumulated postretirement benefit obligation as of December 31, 2011, we assumed a discount rate of 4.2%. A 0.25 point change in the discount rate would increase or decrease our annual postretirement benefit expense by approximately $0.1 million, and would increase or decrease our postretirement benefit obligation by approximately $3.1 million.

Expected long-term rate of return on plan assets – The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. In determining this rate, we utilize our historical returns and then adjust these returns for estimated inflation. Our inflation assumption is primarily based on historical inflation data. In measuring net postretirement benefit expense for 2011, we assumed an expected long-term rate of return on plan assets of 7.75%. A 0.25 point change in this assumption would increase or decrease our annual postretirement benefit expense by approximately $0.3 million.

Expected health care cost trend rate – The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. In measuring the accumulated postretirement benefit obligation as of December 31, 2011, our initial health care inflation rate for 2012 was assumed to be 7.5%. Our ultimate health care inflation rate was assumed to be 5.0% in 2017 and beyond. A one percentage point change in the health care inflation rate for each year would have the following effects:

(in thousands)	One- percentage- point increase	One- percentage- point decrease
Effect on total of service and interest cost	$92	$(87)
Effect on benefit obligation	2,185	(2,069)

Average remaining life expectancy of plan participants – In determining the average remaining life expectancy of plan participants, our actuaries use a mortality table which includes estimated death rates for each age. We use the RP-2000 Combined Healthy Participant Table with fully generational mortality improvements projected using Scale AA.

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

The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value, resulting in a significant decrease in the fair value of our plan assets. This materially affected the funded status of the plan and resulted in higher postretirement benefit expense in subsequent years. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during 2011 or 2010. Rather, we used cash provided by operating activities to make these payments.

Restructuring Accruals

Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. Cost management is one of our strategic objectives and we are continually seeking ways to lower our cost structure. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals, as on some occasions, employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. We reversed previously recorded restructuring accruals of $1.7 million in 2011, $2.8 million in 2010 and $3.6 million in 2009, primarily as a result of fewer employees receiving severance benefits than originally estimated. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting pronouncements adopted during 2011 can be found under the caption: “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. The standard also requires that the components of other comprehensive income be presented in interim financial statements. Currently, only the total of comprehensive income is required to be presented in interim reports. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This standard temporarily defers a provision included in ASU No. 2011-05 which requires that reclassification adjustments from other comprehensive income to net income be presented by income statement line item. Both new standards are effective for us on January 1, 2012.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2011, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value		Weighted- average interest rate
Long-term notes maturing December 2012, including increase of $780 related to the cumulative change in fair value of hedged debt	$85,575	$84,846	(1)	3.36%
Long-term notes maturing October 2014, including increase of $2,788 related to the cumulative change in fair value of hedged debt	256,131	255,561	(1)	4.39%
Long-term notes maturing June 2015	200,000	204,250	(1)	7.38%
Long-term notes maturing March 2019	200,000	193,500	(2)	7.00%
Total debt	$741,706	$738,157		5.79%

(1)	Fair value is based on quoted market prices as of December 31, 2011 for identical liabilities when traded as assets.

(2)
As these notes were not publicly traded as of December 31, 2011, fair value was determined by means of a pricing model utilizing readily observable market interest rates and data from trades executed by institutional investors.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or by other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and in 2014. As of December 31, 2011, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of December 31, 2011 included a $3.6 million increase related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Information regarding hedge ineffectiveness can be found under the caption “Note 7: Fair value measurements” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $3.0 million change in interest expense for 2011, excluding any hedge ineffectiveness related to our interest rate swaps.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Accounting Firm

To the Shareholders and Board of Directors of Deluxe Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 24, 2012

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$28,687	$17,383
Trade accounts receivable-net of allowances for uncollectible accounts	69,023	66,471
Inventories and supplies	22,043	21,660
Deferred income taxes	7,216	9,390
Funds held for customers	44,394	35,720
Other current assets	21,212	20,613
Total current assets	192,575	171,237
Long-Term Investments (including $2,165 and $2,283 of investments at fair value, respectively)	45,147	37,410
Property, Plant, and Equipment-net of accumulated depreciation	113,411	120,221
Assets Held for Sale	2,741	4,527
Intangibles-net of accumulated amortization	157,339	155,112
Goodwill	776,998	725,937
Other Non-Current Assets	100,598	94,247
Total assets	$1,388,809	$1,308,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,694	$60,478
Accrued liabilities	150,098	144,034
Short-term debt	—	7,000
Long-term debt due within one year	85,575	—
Total current liabilities	300,367	211,512
Long-Term Debt	656,131	748,122
Deferred Income Taxes	49,807	46,752
Other Non-Current Liabilities	79,815	76,107
Commitments and Contingencies (Notes 9, 13 and 14)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2011 – 50,826; 2010 – 51,338)	50,826	51,338
Additional paid-in capital	55,838	62,915
Retained earnings	255,426	161,957
Accumulated other comprehensive loss	(59,401)	(50,012)
Total shareholders’ equity	302,689	226,198
Total liabilities and shareholders’ equity	$1,388,809	$1,308,691

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue	$1,417,596	$1,402,237	$1,344,195
Cost of goods sold, including net restructuring charges	493,402	488,419	504,782
Gross Profit	924,194	913,818	839,413

Selling, general and administrative expense	640,307	624,303	616,496
Net restructuring charges	11,743	7,971	7,428
Asset impairment charges	1,196	—	24,900
Net gain on sale of facility	(110)	—	—
Operating Income	271,058	281,544	190,589

(Loss) gain on early debt extinguishment	(6,995)	—	9,834
Interest expense	(47,797)	(44,165)	(46,280)
Other (expense) income	(182)	(1,430)	878
Income Before Income Taxes	216,084	235,949	155,021

Income tax provision	71,489	82,554	55,656
Income From Continuing Operations	144,595	153,395	99,365

Net Loss From Discontinued Operations	—	(771)	—
Net Income	$144,595	$152,624	$99,365

Basic Earnings (Loss) Per Share:
Income from continuing operations	$2.82	$2.98	$1.94
Net loss from discontinued operations	—	(0.02)	—
Basic earnings per share	2.82	2.97	1.94

Diluted Earnings (Loss) Per Share:
Income from continuing operations	$2.80	$2.97	$1.94
Net loss from discontinued operations	—	(0.01)	—
Diluted earnings per share	2.80	2.96	1.94

Cash Dividends Per Share	$1.00	$1.00	$1.00

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net Income	$144,595	$152,624	$99,365

Other Comprehensive Income:
Reclassification of loss on derivative instruments from other comprehensive income to net income, net of tax	1,591	1,319	1,657
Pension and postretirement benefit plans, net of tax:
Net actuarial (loss) gain arising during the year	(10,627)	(1,376)	2,190
Less reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	(2,330)	(2,327)	(2,368)
Amortization of net actuarial loss	3,371	3,361	5,989
Pension and postretirement benefit plans, net of tax	(9,586)	(342)	5,811
Unrealized holding gains on securities arising during the year, net of tax	165	13	—
Unrealized foreign currency translation adjustment	(1,559)	1,816	4,668
Other Comprehensive (Loss) Income, Net Of Tax	(9,389)	2,806	12,136
Comprehensive Income	$135,206	$155,430	$111,501

Related Tax Benefit (Expense) of Other Comprehensive (Loss) Income Included in Above Amounts:
Reclassification of loss on derivative instruments from other comprehensive income to net income	$(951)	$(770)	$(967)
Pension and postretirement benefit plans:
Net actuarial (loss) gain arising during the year	6,442	837	(1,348)
Less reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	1,413	1,416	1,447
Amortization of net actuarial loss	(2,044)	(2,045)	(3,584)
Pension and postretirement benefit plans	5,811	208	(3,485)
Unrealized holding gains on securities arising during the year	(65)	(6)	—
Total Net Tax Benefit (Expense) Included In Other Comprehensive (Loss) Income	$4,795	$(568)	$(4,452)

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common shares par value(1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2008	$51,131	$54,207	$12,682	$(64,954)	$53,066
Net income	—	—	99,365	—	99,365
Cash dividends	—	—	(51,279)	—	(51,279)
Common shares issued	237	1,735	—	—	1,972
Tax impact of share-based awards	—	(2,591)	—	—	(2,591)
Common shares repurchased	(120)	(1,199)	—	—	(1,319)
Other common shares retired	(59)	(608)	—	—	(667)
Fair value of share-based compensation	—	6,527	—	—	6,527
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	5,811	5,811
Amortization of loss on derivatives, net of tax	—	—	—	1,657	1,657
Currency translation adjustment	—	—	—	4,668	4,668
Balance at December 31, 2009	51,189	58,071	60,768	(52,818)	117,210
Net income	—	—	152,624	—	152,624
Cash dividends	—	—	(51,435)	—	(51,435)
Common shares issued	410	4,187	—	—	4,597
Tax impact of share-based awards	—	(677)	—	—	(677)
Common shares repurchased	(167)	(2,832)	—	—	(2,999)
Other common shares retired	(94)	(1,716)	—	—	(1,810)
Fair value of share-based compensation	—	5,882	—	—	5,882
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	(342)	(342)
Amortization of loss on derivatives, net of tax	—	—	—	1,319	1,319
Marketable securities net unrealized gain, net of tax	—	—	—	13	13
Currency translation adjustment	—	—	—	1,816	1,816
Balance at December 31, 2010	51,338	62,915	161,957	(50,012)	226,198
Net income	—	—	144,595	—	144,595
Cash dividends	—	—	(51,126)	—	(51,126)
Common shares issued	499	7,584	—	—	8,083
Common shares to be issued for Banker’s Dashboard acquisition (see Note 4)	—	4,300	—	—	4,300
Tax impact of share-based awards	—	112	—	—	112
Common shares repurchased	(940)	(22,680)	—	—	(23,620)
Other common shares retired	(71)	(1,758)	—	—	(1,829)
Fair value of share-based compensation	—	5,365	—	—	5,365
Amounts related to postretirement benefit plans, net of tax (Note 12)	—	—	—	(9,586)	(9,586)
Amortization of loss on derivatives, net of tax	—	—	—	1,591	1,591
Marketable securities net unrealized gain, net of tax	—	—	—	165	165
Currency translation adjustment	—	—	—	(1,559)	(1,559)
Balance at December 31, 2011	$50,826	$55,838	$255,426	$(59,401)	$302,689

(1)
As the par value of our common shares is $1.00 per share, the number of shares associated with the transactions presented here is equivalent to the related par value. See Note 15 for share information.

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$144,595	$152,624	$99,365
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	—	771	—
Depreciation	21,547	20,946	22,463
Amortization of intangibles	51,796	52,969	45,302
Asset impairment charges	1,196	—	24,900
Amortization of contract acquisition costs	16,659	19,745	24,550
Deferred income taxes	9,350	20,362	12,039
Employee share-based compensation expense	5,733	6,150	6,663
Loss (gain) on early debt extinguishment	6,995	—	(9,834)
Other non-cash items, net	10,612	12,802	15,111
Changes in assets and liabilities, net of effects of acquisitions and discontinued operations:
Trade accounts receivable	(6,648)	(3,962)	(1,481)
Inventories and supplies	(398)	(470)	2,793
Other current assets	(1,538)	1,864	(2,109)
Non-current assets	2,261	928	5,403
Accounts payable	3,460	(5,193)	1,868
Contract acquisition payments	(12,190)	(22,087)	(29,250)
Other accrued and non-current liabilities	(18,063)	(44,834)	(11,345)
Net cash provided by operating activities of continuing operations	235,367	212,615	206,438

Cash Flows From Investing Activities:
Purchases of capital assets	(35,506)	(43,932)	(44,266)
Payments for acquisitions, net of cash acquired	(85,641)	(98,621)	(30,825)
Payments on company-owned life insurance policies	(6,383)	—	—
Loans to distributors	(5,175)	—	—
Purchases of customer lists	—	(265)	(1,639)
Purchases of marketable securities	(18)	(14)	(4,581)
Proceeds from sales of marketable securities	—	1,970	914
Proceeds from company-owned life insurance policies	—	6,143	—
Other	938	(1,451)	(1,391)
Net cash used by investing activities of continuing operations	(131,785)	(136,170)	(81,788)

Cash Flows From Financing Activities:
Net payments on short-term debt	(7,000)	(19,000)	(52,000)
Payments on long-term debt, including costs of debt reacquisition	(215,030)	—	(22,627)
Proceeds from issuing long-term debt	200,000	—	—
Payments for debt issue costs	(3,513)	(2,361)	—
Change in book overdrafts	(136)	(693)	(3,360)
Proceeds from issuing shares under employee plans	7,671	3,267	1,972
Excess tax benefit from share-based employee awards	1,052	680	68
Payments for common shares repurchased	(23,620)	(2,999)	(1,319)
Cash dividends paid to shareholders	(51,126)	(51,435)	(51,279)
Net cash used by financing activities of continuing operations	(91,702)	(72,541)	(128,545)

Effect Of Exchange Rate Change On Cash	(576)	690	1,594
Cash Used By Operating Activities Of Discontinued Operations	—	—	(470)
Cash Used By Investing Activities Of Discontinued Operations	—	—	(30)

Net Change In Cash And Cash Equivalents	11,304	4,594	(2,801)
Cash And Cash Equivalents: Beginning Of Year	17,383	12,789	15,590
End Of Year	$28,687	$17,383	$12,789

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

Cash and cash equivalents – We consider all cash on hand and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As a result of our cash management system, checks issued by us but not presented to the banks for payment may create negative book cash balances. These book overdrafts are included in accounts payable and totaled $2,871 as of December 31, 2011 and $3,007 as of December 31, 2010.

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

Funds held for customers – Our Canadian payroll services business collects funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients’ employees and the appropriate taxing authorities. These funds, consisting of cash and mutual fund investments, are reported as funds held for customers in our consolidated balance sheets. The corresponding liability for these obligations is included in accrued liabilities in our consolidated balance sheets. The mutual fund investments are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in our consolidated balance sheets. Realized gains and losses are included in revenue in our consolidated statements of income and were not significant for 2011, 2010 or 2009.

Long-term investments – Long-term investments consist primarily of cash surrender values of life insurance contracts. Additionally, long-term investments include an investment in domestic mutual funds with a fair value of $2,165 as of December 31, 2011 and $2,283 as of December 31, 2010. We have elected to account for this investment under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in SG&A expense in the consolidated statements of income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of income. The cost of securities sold is determined using the average cost method.

Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are stated at historical cost. Buildings have been assigned 40-year lives and machinery and equipment are generally assigned lives ranging from one to 11 years, with a weighted-average life of 7.7 years as of December 31, 2011. Buildings, machinery and equipment are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Gains or losses resulting from the disposition of property, plant and equipment are included in SG&A expense in the consolidated statements of income, with the exception of building sales. Such gains and losses are reported separately in the consolidated statements of income.

Intangibles – Intangible assets are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from one to 20 years, with a weighted-average life of 6.2 years as of December 31, 2011. Customer lists and distributor contracts are generally amortized using accelerated methods. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events and circumstances warrant a revision to the remaining period of amortization. If our estimate of an asset’s remaining useful life is revised, the remaining carrying amount of the asset is amortized prospectively over the revised remaining useful life. As of December 31, 2011, we held a trade name asset which has been assigned an indefinite life. As such, this asset is not amortized, but is subject to impairment testing on at least an annual basis. Gains or losses resulting from the disposition of intangibles are included in SG&A expense in the consolidated statements of income.

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

Impairment of indefinite-lived intangibles and goodwill – We evaluate the carrying value of indefinite-lived intangibles and goodwill on July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) an adverse change in market conditions which are indicative of a decline in the fair value of the assets.

When evaluating whether our indefinite-lived trade name is impaired, we compare the carrying amount of the asset to its estimated fair value. The estimate of fair value is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. Should the estimated fair value be less than the carrying value of the asset, an impairment loss would be recognized. The impairment loss is calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The impairment analysis completed during 2009 indicated impairment of the indefinite-lived trade name. See Note 7 for further information regarding the impairment charge. The impairment analyses completed during 2011 and 2010 indicated no impairment. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of this asset to determine whether events and circumstances continue to support an indefinite useful life. If we were to determine that the asset has a finite useful life, we would test it for impairment and then amortize its remaining carrying value over its estimated remaining useful life.

In 2009 and 2010, a two-step, quantitative approach was used in evaluating goodwill for impairment. First, we calculated the estimated fair value of each reporting unit to which goodwill was assigned and compared this estimated fair value to the carrying amount of its net assets. In calculating fair value, we used the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue for the next five years. We applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate fair value. The discount rate was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the fair value of our reporting units we were required to estimate a number of factors, including projected future operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units’ fair values was compared to our consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit’s net assets exceeded its estimated fair value, the second step of the goodwill impairment analysis required us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of the goodwill, we measure the fair value of the reporting unit’s assets and liabilities, excluding goodwill. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill. We recorded a goodwill impairment charge during the first quarter of 2009. See Note 7 for further information. No goodwill impairment charges were recorded during 2010.

We adopted Accounting Standards Update (ASU) No. 2011-08 during the quarter ended September 30, 2011. This new standard gives us the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this qualitative assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step, quantitative impairment test described earlier is unnecessary. In completing our qualitative analysis during the third quarter of 2011, we noted no changes in events or circumstances which would require us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units. See Note 7 for further information regarding this qualitative analysis. As such, no impairment charges were recorded as a result of our 2011 annual impairment analysis.

Contract acquisition costs – We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs, which are essentially pre-paid product discounts, consist of cash payments or accruals related to amounts owed to financial institution clients by our Financial Services segment. Contract acquisition costs are generally amortized as reductions of revenue on the straight-line basis over the related contract term. Currently, these amounts are being amortized over periods ranging from one to 10 years, with a weighted-average life of 6.1 years as of December 31, 2011. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Should a financial institution cancel a contract prior to the agreement's termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets.

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

Non-direct response advertising projects are expensed the first time the advertising takes place. Catalogs provided to financial institution clients of our Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense for continuing operations was $103,009 in 2011, $93,527 in 2010 and $83,099 in 2009.

Loans to distributors – Beginning in 2011, we made loans to certain of our Safeguard® distributors to allow them to purchase the operations of other small business distributors. These loans are included in other current assets and other non-current assets in the consolidated balance sheet. Interest is accrued at market interest rates. As of December 31, 2011, we had no allowances for credit losses related to these receivables, and no amounts were past due.

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

Income taxes – Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax reporting bases. Current deferred tax assets and liabilities are netted in the consolidated balance sheets, as are long-term deferred tax assets and liabilities. Net deferred tax assets are recognized to the extent that realization of such benefits is more likely than not.

We are subject to tax audits in numerous domestic and foreign tax jurisdictions. Tax audits are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service and other tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax return positions in the financial statements when they are “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. Accrued interest and penalties related to unrecognized tax positions is included in our provision for income taxes in the consolidated statements of income.

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

Revenue recognition – We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Our services, which account for the remainder of our revenue, consist primarily of web hosting and applications services, fraud prevention, financial institution customer acquisition programs, and payroll services. We recognize these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting and applications services are deferred and recognized as revenue on the straight-line basis over the term of the customer relationship. Deferred revenue is included in accrued liabilities in our consolidated balance sheets.

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

Employee share-based compensation – Our share-based compensation consists of non-qualified stock options, restricted stock units, restricted stock and an employee stock purchase plan. The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model. The related compensation expense is recognized on the straight-line basis, net of estimated forfeitures, over the option’s vesting period. The fair value of restricted stock and a portion of our restricted stock unit awards is measured on the grant date based on the market value of our common stock. The related compensation expense, net of estimated forfeitures, is recognized over the applicable service period. Certain of our restricted stock unit awards may be settled in cash if an employee voluntarily chooses to leave the company. These awards are included in accrued liabilities in the consolidated balance sheets and are re-measured at fair value as of each balance sheet date. Compensation expense resulting from the 15% discount provided under our employee stock purchase plan is recognized over the six-month purchase period. Employee share-based compensation expense is included in cost of goods sold and in SG&A expense in our consolidated statements of income, based on the functional areas of the employees receiving the awards.

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

Recently adopted accounting pronouncements – In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, Testing Goodwill for Impairment. Under the new guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less that its carrying amount. If, after this qualitative assessment, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary. We elected to adopt this new standard during the quarter ended September 30, 2011. As such, when performing our annual goodwill impairment analysis as of July 31, 2011, we performed a qualitative assessment of events and circumstances affecting the fair value of all of our reporting units. See Note 7 for further information regarding this qualitative analysis.

Accounting pronouncements not yet adopted – In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance changes some fair value measurement principles and disclosure requirements. The changes in fair value measurement principles relate primarily to financial assets and do not impact our fair value measurements at this time. Effective January 1, 2012, we will adopt the new disclosure requirements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. The standard also requires that the components of other comprehensive income be presented in interim financial statements. Currently, only the total of comprehensive income is required to be presented in interim reports. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This standard temporarily defers a provision included in ASU No. 2011-05 which requires that reclassification adjustments from other comprehensive income to net income be presented by income statement line item. Both new standards are effective for us on January 1, 2012.

Note 2: Supplemental balance sheet and cash flow information

Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31:

	2011	2010
Trade accounts receivable – gross	$73,030	$70,601
Allowances for uncollectible accounts	(4,007)	(4,130)
Trade accounts receivable – net	$69,023	$66,471

Changes in the allowances for uncollectible accounts were as follows:

	2011	2010	2009
Balance, beginning of year	$4,130	$4,991	$5,930
Bad debt expense	4,033	4,686	5,842
Write-offs, net of recoveries	(4,156)	(5,547)	(6,781)
Balance, end of year	$4,007	$4,130	$4,991

Inventories and supplies – Inventories and supplies were comprised of the following at December 31:

	2011	2010
Raw materials	$5,566	$4,879
Semi-finished goods	8,273	8,393
Finished goods	5,301	5,083
Supplies, primarily production	2,903	3,305
Inventories and supplies	$22,043	$21,660

Marketable securities – Available-for-sale marketable securities included within funds held for customers and other current assets were comprised of the following:

	December 31, 2011
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate investments:
Money market securities	$2,001	$—	$—	$2,001
Funds held for customers:(1)
Money market securities	3	—	—	3
Canadian and provincial government securities	5,172	243	—	5,415
Marketable securities – funds held for customers	5,175	243	—	5,418
Total marketable securities	$7,176	$243	$—	$7,419

(1)	Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2011, also included cash and cash equivalents of $38,976.

	December 31, 2010
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate investments:
Money market securities	$2,029	$—	$—	$2,029
Funds held for customers:(1)
Money market securities	5,078	—	—	5,078
Canadian and provincial government securities	5,148	23	—	5,171
Marketable securities – funds held for customers	10,226	23	—	10,249
Total marketable securities	$12,255	$23	$—	$12,278

(1)	Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2010, also included cash and cash equivalents of $25,471.

Expected maturities of available-for-sale securities as of December 31, 2011 were as follows:

Fair value
Due in one year or less	$2,108
Due in three to five years	1,353
Due after five years	3,958
Total marketable securities	$7,419

Further information regarding the fair value of marketable securities can be found in Note 7: Fair value measurements.

Property, plant and equipment – Property, plant and equipment was comprised of the following at December 31:

	2011			2010
	Gross carrying amount	Accumulated depreciation	Net carrying amount	Gross carrying amount	Accumulated depreciation	Net carrying amount
Land and improvements	$33,970	$(8,848)	$25,122	$33,981	$(8,517)	$25,464
Buildings and improvements	122,262	(69,619)	52,643	120,672	(65,359)	55,313
Machinery and equipment	310,021	(274,375)	35,646	303,987	(264,543)	39,444
Property, plant and equipment – net	$466,253	$(352,842)	$113,411	$458,640	$(338,419)	$120,221

Intangibles – Intangibles were comprised of the following at December 31:

	2011			2010
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	410,905	(345,145)	65,760	378,269	(314,267)	64,002
Customer lists/relationships	52,542	(26,059)	26,483	72,292	(43,660)	28,632
Distributor contracts	30,900	(28,198)	2,702	30,900	(26,396)	4,504
Trade names	67,661	(25,958)	41,703	59,361	(22,009)	37,352
Other	9,566	(7,975)	1,591	8,602	(7,080)	1,522
Amortizable intangibles	571,574	(433,335)	138,239	549,424	(413,412)	136,012
Intangibles	$590,674	$(433,335)	$157,339	$568,524	$(413,412)	$155,112

As of December 31, 2011, we held a distributor contract asset which was recorded in conjunction with the acquisition of New England Business Service, Inc. (NEBS) in June 2004. This asset is being amortized over nine years and had a carrying value of $2,702 as of December 31, 2011 and $4,504 as of December 31, 2010. In general, the distributor contracts have an initial five-year term and may be renewed for successive five-year periods upon mutual agreement of both parties. At the time the fair value of the contracts was determined, an annual 90% contract retention rate was assumed based on historical experience. As of December 31, 2011, the average period remaining to the next contract renewal for our recognized distributor contracts was 2.3 years. Costs related to renewing or extending these contracts are not material and are expensed as incurred. We had no other intangible assets as of December 31, 2011 or 2010 which have legal, regulatory or contractual provisions that potentially limit our use of the asset.

Total amortization of intangibles was $51,796 in 2011, $52,969 in 2010 and $45,302 in 2009. Of these amounts, amortization of internal-use software was $31,562 in 2011, $29,121 in 2010 and $25,152 in 2009. Based on the intangibles in service as of December 31, 2011, estimated amortization expense for each of the next five years ending December 31 is as follows:

Estimated amortization expense
2012	$37,121
2013	26,700
2014	15,027
2015	8,043
2016	5,713

We acquire internal-use software in the normal course of business. In conjunction with acquisitions (see Note 4), we also acquired certain other amortizable intangible assets. The following intangible assets were acquired during the years indicated:

	2011		2010		2009
	Amount	Weighted- average amortization period	Amount	Weighted- average amortization period	Amount	Weighted- average amortization period
Internal-use software	$33,169	4 years	$36,442	4 years	$24,911	3 years
Customer lists/relationships	12,600	8 years	16,690	1 year	13,943	7 years
Trade names	8,300	9 years	9,100	10 years	900	10 years
Other	1,000	4 years	—	—	—	—
Acquired intangibles	$55,069	6 years	$62,232	4 years	$39,754	5 years

Intangible assets acquired via the acquisition of small business distributors, as described in Note 4, are not included in the table above as the assets are typically sold shortly after their purchase to Safeguard distributors and thus, are not held long enough to amortize.

Goodwill – Information regarding the acquisitions completed during the past three years can be found in Note 4. As of December 31, 2011, goodwill was comprised of the following:

Goodwill
Acquisition of NEBS in June 2004	$472,082
Acquisition of Designer Checks in February 2000(1)	77,970
Acquisition of Hostopia.com Inc. in August 2008	68,555
Acquisition of Custom Direct, Inc. in April 2010	66,269
Acquisition of Banker’s Dashboard in April 2011(1)	26,281
Acquisition of PsPrint in July 2011(1)	24,826
Acquisition of Abacus America, Inc. in July 2009	24,225
Acquisition of the Johnson Group in October 2006(1)	7,320
Acquisition of Direct Checks in December 1987	4,267
Acquisition of Logo Design Mojo in April 2008(1)	1,359
Acquisition of MerchEngines.com in July 2009(1)	1,140
Acquisition of Dots and Pixels, Inc. in July 2005	1,021
Acquisition of Cornerstone Customer Solutions in March 2010(1)	897
Acquisition of All Trade Computer Forms, Inc. in February 2007	786
Goodwill	$776,998

(1) This goodwill is deductible for income tax purposes.

Changes in goodwill by reportable segment and in total were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2009:
Goodwill, gross	$596,429	$—	$82,237	$678,666
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	576,429	—	82,237	658,666
Acquisition of Custom Direct, Inc. (see Note 4)	—	—	66,269	66,269
Acquisition of Cornerstone Customer Solutions (see Note 4)	—	897	—	897
Currency translation adjustment	105	—	—	105
Balance, December 31, 2010:
Goodwill, gross	596,534	897	148,506	745,937
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	576,534	897	148,506	725,937
Acquisition of Banker’s Dashboard (see Note 4)	—	26,281	—	26,281
Acquisition of PsPrint (see Note 4)	24,826	—	—	24,826
Currency translation adjustment	(46)	—	—	(46)
Balance, December 31, 2011:
Goodwill, gross	621,314	27,178	148,506	796,998
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$601,314	$27,178	$148,506	$776,998

Other non-current assets – Other non-current assets as of December 31 were comprised of the following:

	2011	2010
Contract acquisition costs	$55,076	$57,476
Deferred advertising costs	15,599	15,832
Other	29,923	20,939
Other non-current assets	$100,598	$94,247

Changes in contract acquisition costs were as follows:

	2011	2010	2009
Balance, beginning of year	$57,476	$45,701	$37,706
Additions(1)	14,624	31,520	32,545
Amortization	(16,659)	(19,745)	(24,550)
Other	(365)	—	—
Balance, end of year	$55,076	$57,476	$45,701

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $12,190 in 2011, $22,087 in 2010 and $29,250 in 2009.

Accrued liabilities – Accrued liabilities as of December 31 were comprised of the following:

	2011	2010
Funds held for customers	$43,829	$35,475
Employee profit sharing/cash bonus and pension	23,783	34,109
Customer rebates	20,969	19,201
Contract acquisition costs due within one year	13,070	8,550
Interest	8,760	5,227
Restructuring due within one year (see Note 8)	5,946	6,435
Wages, including vacation	4,995	5,898
Other	28,746	29,139
Accrued liabilities	$150,098	$144,034

Supplemental cash flow disclosures – Cash payments for interest and income taxes were as follows for the years ended December 31:

	2011	2010	2009
Interest paid	$42,542	$44,054	$43,513
Income taxes paid	60,861	70,246	56,060

Note 3: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share from continuing operations. During each period, certain options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	2011	2010	2009
Earnings per share – basic:
Income from continuing operations	$144,595	$153,395	$99,365
Income allocated to participating securities	(823)	(804)	(751)
Income available to common shareholders	$143,772	$152,591	$98,614

Weighted-average shares outstanding	51,036	51,123	50,837
Earnings per share – basic	$2.82	$2.98	$1.94

Earnings per share – diluted:
Income from continuing operations	$144,595	$153,395	$99,365
Income allocated to participating securities	(586)	(802)	(751)
Re-measurement of share-based awards classified as liabilities	(20)	79	(18)
Income available to common shareholders	$143,989	$152,672	$98,596

Weighted-average shares outstanding	51,036	51,123	50,837
Dilutive impact of potential common shares	379	202	88
Weighted-average shares and potential common shares outstanding	51,415	51,325	50,925

Earnings per share – diluted	$2.80	$2.97	$1.94

Antidilutive options excluded from calculation	1,835	2,324	2,128

Earnings per share amounts for continuing operations, discontinued operations and net income, as presented on the consolidated statements of income, are calculated individually and may not sum due to rounding differences.

Note 4: Acquisitions

2011 acquisitions – During April 2011, we acquired substantially all of the assets of Banker’s Dashboard, LLC, for $39,700, comprised of $35,000 of cash and $4,700 of shares of our common stock plus related dividend equivalent payments. We funded the cash portion of the purchase price with cash on hand and a draw on our credit facility. The common stock amount represents the fair value of 193 shares that we will issue to the previous owners of Banker’s Dashboard at a future date, and which has been recorded as a component of additional paid-in capital in the consolidated balance sheet. The shares will be issued four years after the closing of the acquisition. The shares could potentially be issued two years after the closing of the transaction, depending on the retention of certain Banker’s Dashboard employees. Banker’s Dashboard provides online financial management tools that provide banks with a comprehensive daily view of their financial picture. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $26,281, which is tax deductible. This acquisition resulted in goodwill as it extends the range of products and services we offer to our financial institution clients. Transaction costs related to this acquisition were expensed as incurred and were not significant to our 2011 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Financial Services segment.

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

During July 2011, we acquired substantially all of the assets of PsPrint, LLC for cash of $45,486, net of cash acquired, which we funded with a draw on our credit facility. PsPrint is a web-to-print solutions company that provides online print marketing and promotional services for small businesses. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $24,826, which is tax deductible. This acquisition resulted in goodwill as it is expected to accelerate one of our key platforms for growth by combining PsPrint’s capabilities and technology with our market presence. Transaction costs related to this acquisition were expensed as incurred and were not significant to our 2011 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

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

During 2011, we acquired the operations of several small business distributors for aggregate cash payments of $5,155. The assets acquired consisted primarily of customer lists, which we then sold to our Safeguard distributors, realizing insignificant net gains and losses on the sales. In most cases, we entered into a note receivable upon the sale of the assets to the distributors. Proceeds collected from these notes receivable are included in other investing activities in our consolidated statements of cash flows.

 2010 acquisitions – During April 2010, we acquired all of the outstanding stock of Custom Direct, Inc. (Custom Direct), a provider of direct-to-consumer checks, in a cash transaction for $97,921, net of cash acquired. We funded the acquisition with our credit facility. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $66,269. This acquisition resulted in the recognition of goodwill as we expected Custom Direct to contribute to our strategy of optimizing cash flows in our Direct Checks segment. Transaction costs related to this acquisition were expensed as incurred and were not significant to our 2010 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Direct Checks segment.

The following illustrates our allocation of the Custom Direct purchase price to the assets acquired and liabilities assumed:

Allocation of purchase price
Cash and cash equivalents	$24
Other current assets	11,249
Intangibles	36,487
Goodwill	66,269
Other non-current assets	5,082
Current liabilities	(8,686)
Non-current liabilities	(12,480)
Total purchase price	97,945
Less: cash acquired	(24)
Purchase price, net of cash acquired	$97,921

Intangible assets acquired in the Custom Direct acquisition included a customer list valued at $15,000 with a useful life of 1.3 years, internal-use software valued at $12,587 with a weighted-average useful life of 4.7 years, and trade names valued at $8,900 with a useful life of 10 years. The customer list is being amortized using an accelerated method and the software and trade name are being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7.

During March 2010, we purchased substantially all of the assets of Cornerstone Customer Solutions, LLC (Cornerstone) in a cash transaction for $700. Cornerstone is a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $897, which is tax deductible. This acquisition resulted in the recognition of goodwill as we are offering these strategic and tactical marketing solutions to our financial institution clients. Transaction costs related to this acquisition were expensed as incurred and were not significant to our 2010 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Financial Services segment.

2009 acquisitions – During July 2009, we purchased all of the common stock of Abacus America, Inc., a wholly-owned subsidiary of Aplus Holdings Inc. and a web hosting and internet services provider, in a cash transaction for $27,577, net of cash acquired. We acquired this company for its large number of small business subscribers of shared web hosting, hosted e-commerce stores, managed e-mail services, domain name registration and a variety of website management applications. We funded the acquisition with our existing credit facility. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $24,225. This acquisition resulted in the recognition of goodwill as we expanded our customer base and expected to provide the acquired customers upgraded offerings and enhanced web services. The net assets acquired consisted principally of customer relationships with an estimated fair value of $11,900 and a liability for deferred revenue of $7,300. The customer relationship asset is being amortized over seven years using an accelerated method. Further information regarding the calculation of the estimated fair values of the customer relationship asset and the liability for deferred revenue can be found in Note 7. The results of this business from its acquisition date are included in our Small Business Services segment.

Also during July 2009, we purchased substantially all of the assets of MerchEngines.com, a search engine marketing firm, in a cash transaction for $3,248, net of cash acquired. MerchEngines.com provides ad agencies, traditional media companies, online publishers and local aggregators a hosted and fully managed search engine marketing solution. The allocation of the purchase price based upon the fair values of the assets acquired and liabilities assumed resulted in goodwill of $1,140, which is tax deductible. This acquisition resulted in the recognition of goodwill as it increased the product offerings we provide to our small business customers. The results of this business from its acquisition date are included in our Small Business Services segment.

As our acquisitions were immaterial to our operating results both individually and in the aggregate in the year of the transactions, pro forma results of operations are not provided.

Note 5: Assets held for sale and discontinued operations

Assets held for sale – Assets held for sale as of December 31, 2011 consisted of our facility located in Thorofare, New Jersey, which was closed in April 2009. Assets held for sale as of December 31, 2010 also included our facility located in Greensboro, North Carolina, which was closed in July 2009. Both facilities previously housed manufacturing operations, while the Thorofare location also housed a customer call center. The Greensboro facility was sold in January 2011 for net cash proceeds of $699, realizing a pre-tax gain of $110. During 2011, we recorded an asset impairment charge of $1,196 related to the Thorofare location, based on current market conditions and ongoing negotiations for the sale of the facility, and we continue to actively market the property.

Discontinued operations – Discontinued operations consisted of our retail packaging and signage business, which we sold on January 31, 2009 for gross cash proceeds of $250 plus a note receivable. The loss on disposal recorded in 2010 related to the finalization of purchase consideration. There were no discontinued operations in 2011.

Revenue and net loss from discontinued operations were as follows:

	2010	2009
Revenue	$—	$816

Loss from operations	$—	$(155)
(Loss) gain on disposal	(1,244)	155
Income tax benefit	473	—
Net loss from discontinued operations	$(771)	$—

Note 6: Derivative financial instruments

Fair value hedges – We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Information regarding hedge ineffectiveness in each period is provided in Note 7. The fair value of the interest rate swaps related to our debt due in 2012 is included in other current assets on the consolidated balance sheet as of December 31, 2011 and in other non-current assets on the consolidated balance sheet as of December 31, 2010. The fair value of the interest rate swaps related to our debt due in 2014 is included in other non-current assets on the consolidated balance sheets.

Information regarding interest swaps as of December 31, 2011 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$84,847	$1,309	$780
Fair value hedge related to long-term debt due in 2014	198,000	3,230	2,788
Total fair value hedges	$282,847	$4,539	$3,568

Information regarding interest rate swaps as of December 31, 2010 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$210,000	$5,456	$4,879

During the first quarter of 2011, we retired $195,463 of our ten-year bonds due in 2012 (see Note 13). In conjunction with this debt retirement, we settled a portion of the interest rate swaps and received cash payments of $2,548. Interest rate swaps remaining after the settlement were redesignated as fair value hedges during March 2011. In conjunction with the debt retirement, we recognized $3,094 of the fair value adjustment to the hedged debt, decreasing the loss on early debt extinguishment. The $1,355 remaining fair value adjustment to the hedged debt as of the date hedge accounting was discontinued is being recorded as a decrease to interest expense over the term of the remaining debt.

Cash flow hedges – During 2004, we entered into $225,000 of forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the debt we issued in October 2004 (see Note 13). The termination of the lock agreements in 2004 yielded a deferred pre-tax loss of $17,877. During 2002, we entered into forward interest rate lock agreements to effectively hedge the annual interest rate on a portion of the notes issued in December 2002 (see Note 13). The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4,026. These losses are reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and are being reclassified ratably to our statements of income as increases to interest expense over the term of the related debt. We expect to recognize $1,757 of the deferred pre-tax losses in interest expense during 2012.

Note 7: Fair value measurements

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

The impairment analysis completed during the quarter ended September 30, 2011, indicated that the calculated fair value of the indefinite-lived trade name exceeded its carrying value of $19,100 by approximately $12,000. As discussed in Note 1, we adopted ASU No. 2011-08 during the third quarter of 2011. In completing our 2011 annual impairment analysis, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned. This qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010 in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43,000 and $546,000, or by amounts between 55% and 442% above the carrying values of their net assets. In completing our qualitative analysis, we noted no changes in events or circumstances which would require us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units. As such, no impairment charges were recorded as a result of our 2011 annual impairment analyses.

In the fourth quarter of 2011, we recorded an asset impairment charge of $1,196 related to our Thorofare, New Jersey facility, which is classified as assets held for sale in our consolidated balance sheets. The impairment charge was determined based on current market conditions and ongoing negotiations for the sale of this facility, and we continue to actively market the property.

Information regarding this nonrecurring fair value measurement completed during 2011 was as follows:

		Fair value measurements using
	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charge
Assets held for sale	$2,741	$—	$2,741	$—	$1,196

2009 asset impairment analyses – During the quarter ended March 31, 2009, we experienced continued declines in our stock price, as well as a continuing negative impact of the economic downturn on our expected operating results. Based on these indicators of potential impairment, we completed impairment analyses of our indefinite-lived trade name and goodwill as of March 31, 2009. We recorded non-cash asset impairment charges in our Small Business Services segment of $4,900 related to our indefinite-lived trade name and $20,000 related to goodwill during the quarter ended March 31, 2009. Significant intangible assets of the reporting unit identified for purposes of this impairment analysis included the indefinite-lived trade name and a distributor contract intangible asset. Our methodology for estimating the fair value of the indefinite-lived trade name is outlined in Note 1. The fair value of the distributor contract was measured using the income approach, including adjustments for an estimated distributor retention rate based on historical experience.

Information regarding these nonrecurring fair value measurements completed during 2009 was as follows:

		Fair value measurements using
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

2011 acquisitions – For all business combinations we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during 2011 (see Note 4) were comprised primarily of customer lists, internal-use software and trade names. The fair value of the customer lists was estimated using valuation techniques including the multi-period excess earnings method. Assumptions used in these calculations included same-customer revenue growth rates and estimated annual customer retention rates. Customer retention rates were based on the acquirees’ historical information, as well as management’s estimates of the costs to obtain and retain customers. The aggregate calculated fair value of the customer lists acquired in the Banker's Dashboard and PsPrint acquisitions was $12,600, which is being amortized over a weighted-average period of 8.2 years using an accelerated method. Customer lists acquired via our purchases of small business distributors are typically sold shortly after their purchase and thus, are not held long enough to amortize. The fair value of the internal-use software was estimated, in part, using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. In addition, the fair value of a portion of the internal-use software was estimated using the actual cost of the software adjusted for obsolescence. The calculated fair value of the internal-use software was $9,050, which is being amortized on the straight-line basis over five years. The fair value of the trade names was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade names. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for the acquired operations. The aggregate calculated fair value of the trade names was $8,300, which is being amortized on the straight-line basis over a weighted-average period of 9.5 years.

In conjunction with the acquisition of Banker’s Dashboard in April 2011, we will be issuing 193 shares of our common stock at a later date. The fair value of this consideration was determined as the fair value of our common stock on the date of the acquisition, discounted to reflect the restrictions which prohibit the trade or transfer of the stock until the date of issuance. The estimated fair value of the stock consideration was $4,300, which is reflected in additional paid-in capital on the consolidated balance sheet as of December 31, 2011.

2010 acquisitions – During 2010, we completed two business combinations (see Note 4). The identifiable net assets acquired were comprised primarily of a customer list, internal-use software and trade names related to the acquisition of Custom Direct. The fair value of the customer list was estimated using the multi-period excess earnings method. Assumptions used in this calculation included a same-customer revenue growth rate and an estimated annual customer retention rate. The customer retention rate was based on estimated re-order rates, as well as management’s estimates of the costs to obtain and retain customers. The calculated fair value of the customer list was $15,000, which is being amortized over 1.3 years using an accelerated method. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software was $12,587, which is being amortized on the straight-line basis over a weighted average useful life of 4.7 years. The fair value of the trade names was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade names. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for Custom Direct’s operations. The calculated fair value of the trade names was $8,900, which is being amortized on the straight-line basis over 10 years.

2009 acquisitions – During 2009, we completed two business combinations (see Note 4). The identifiable net assets acquired were comprised primarily of customer relationships and deferred revenue related to the acquisition of Abacus America, Inc. The fair value of the customer relationships was estimated using the multi-period excess earnings method. Assumptions used in this calculation included a same-customer revenue growth rate and an estimated annual customer retention rate. The same-customer growth rate was based on expected pricing and the customer retention rate was based on the business’ historical attrition, as well as management’s estimate of customer retention, the effort required to obtain a customer, customer costs to change suppliers and the effort required to renew contracts. The calculated fair value of the customer relationships was $11,900, which is being amortized over seven years using an accelerated method. The calculated fair value of deferred revenue was $7,300, based on the direct and incremental costs to provide the services required plus an estimated market-based profit margin.

Recurring fair value measurements – We held an investment in a Canadian money market fund of $2,001 as of December 31, 2011 and $2,029 as of December 31, 2010. This investment is included in other current assets on the consolidated balance sheets. The money market fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during 2011, 2010 or 2009.

Funds held for customers included available-for-sale marketable securities of $5,418 as of December 31, 2011 and $10,249 as of December 31, 2010. As of December 31, 2011, these securities consisted primarily of a mutual fund investment which invests in Canadian and provincial government securities. As of December 31, 2010, these securities also included an investment in a Canadian money market fund. These funds are not traded in active markets and their fair values are determined by obtaining quoted prices in active markets for the underlying securities held by the funds. Unrealized gains and losses on these investments, net of tax, are included in other comprehensive loss on the consolidated balance sheets. Realized gains and losses are included in revenue on the consolidated statements of income and were not significant for 2011, 2010 or 2009. The cost of securities sold is determined using the average cost method.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. Information regarding the accounting for this investment is provided in our long-term investments policy in Note 1. We recognized net unrealized gains on the investment in mutual funds of $196 during 2010 and $420 during 2009. Net unrealized gains recognized during 2011 and net realized gains recognized during 2011, 2010 and 2009 were not significant.

The fair value of interest rate swaps (see Note 6) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate. Changes in the fair value of interest rate swaps, as well as changes in the fair value of the hedged debt, are included in interest expense in the consolidated statements of income and were as follows:

	2011	2010	2009
Gain (loss) from derivatives	$2,220	$5,608	$(152)
(Loss) gain from change in fair value of hedged debt	(2,395)	(5,133)	254
Net (increase) decrease in interest expense	$(175)	$475	$102

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$5,418	$—	$5,418	$—
Marketable securities – corporate investments	2,001	—	2,001	—
Long-term investment in mutual funds	2,165	2,165	—	—
Derivative assets	4,539	—	4,539	—

		Fair value measurements using
	Fair value as of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities – funds held for customers	$10,249	$—	$10,249	$—
Marketable securities – corporate investments	2,029	—	2,029	—
Long-term investment in mutual funds	2,283	2,283	—	—
Derivative assets	5,456	—	5,456	—

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

Long-term debt – The fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market (Level 1 fair value measurement), with the exception of the debt issued in March 2011 which was not traded in an active market as of December 31, 2011. The fair value of this debt is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates and data from trades executed by institutional investors (Level 2 fair value measurement). The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows at December 31:

	2011		2010
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$28,687	$28,687	$17,383	$17,383
Cash and cash equivalents - funds held for customers	38,976	38,976	25,471	25,471
Short-term debt	—	—	7,000	7,000
Long-term debt, including portion due within one year	741,706	738,157	748,122	751,978

Note 8: Restructuring charges

Net restructuring charges for the years ended December 31 consisted of the following components:

	2011	2010	2009
Severance accruals	$8,826	$9,331	$10,625
Severance reversals	(1,737)	(2,398)	(3,523)
Operating lease obligations	52	933	1,177
Operating lease obligation reversals	(6)	(380)	(32)
Net restructuring accruals	7,135	7,486	8,247
Other costs	6,586	2,841	3,739
Net restructuring charges	$13,721	$10,327	$11,986

The net restructuring charges are reflected in the consolidated statements of income for the years ended December 31 as follows:

	2011	2010	2009
Cost of goods sold	$1,978	$2,356	$4,558
Operating expenses	11,743	7,971	7,428
Net restructuring charges	$13,721	$10,327	$11,986

2011 restructuring charges – During 2011, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 400 employees. These charges were reduced by the reversal of restructuring accruals, the majority of which were recorded in prior years, as fewer employees received severance benefits than originally estimated. The majority of the employee reductions are expected to be completed by the end of 2012, and we expect most of the related severance payments to be paid by mid-2013, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through May 2013. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

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

2009 restructuring charges – During 2009, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continued our cost reduction initiatives, including the closing of a Small Business Services customer call center located in Colorado Springs, Colorado in the first quarter of 2010, and further consolidation in the sales, marketing and fulfillment organizations. Net restructuring accruals also included operating lease obligations on manufacturing facilities closed during 2009. The restructuring accruals included severance benefits for approximately 640 employees. These charges were reduced by the reversal of previously recorded restructuring accruals as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $6,032 as of December 31, 2011 are reflected in the consolidated balance sheet as accrued liabilities of $5,946 and other non-current liabilities of $86. Restructuring accruals of $6,798 as of December 31, 2010 are reflected in the consolidated balance sheet as accrued liabilities of $6,435 and other non-current liabilities of $363. As of December 31, 2011, approximately 260 employees had not yet started to receive severance benefits.

By company initiative, our restructuring accruals were as follows:

	NEBS acquisition related and 2006 initiatives	2007 initiatives	2008 initiatives	2009 initiatives	2010 initiatives	2011 initiatives	Total
Balance, December 31, 2008	$214	$335	$19,830	$—	$—	$—	$20,379
Restructuring charges	—	—	886	10,916	—	—	11,802
Restructuring reversals	(19)	(34)	(3,354)	(148)	—	—	(3,555)
Payments	(195)	(237)	(15,187)	(1,515)	—	—	(17,134)
Balance, December 31, 2009	—	64	2,175	9,253	—	—	11,492
Restructuring charges	—	—	525	99	9,640	—	10,264
Restructuring reversals	—	(64)	(985)	(1,465)	(264)	—	(2,778)
Payments	—	—	(1,598)	(7,235)	(3,347)	—	(12,180)
Balance, December 31, 2010	—	—	117	652	6,029	—	6,798
Restructuring charges	—	—	—	9	75	8,794	8,878
Restructuring reversals	—	—	(17)	(57)	(1,058)	(611)	(1,743)
Payments	—	—	(100)	(420)	(4,265)	(3,116)	(7,901)
Balance, December 31, 2011	$—	$—	$—	$184	$781	$5,067	$6,032

Cumulative amounts:
Restructuring charges	$41,107	$7,181	$27,545	$11,024	$9,715	$8,794	$105,366
Restructuring reversals	(2,530)	(1,503)	(5,887)	(1,670)	(1,322)	(611)	(13,523)
Payments	(38,577)	(5,678)	(21,658)	(9,170)	(7,612)	(3,116)	(85,811)
Balance, December 31, 2011	$—	$—	$—	$184	$781	$5,067	$6,032

            The components of our restructuring accruals, by segment, were as follows:

		Employee severance benefits			Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Direct Checks	Total
Balance, December 31, 2008	$3,974	$3,617	$151	$12,409	$228	$—	$20,379
Restructuring charges	5,310	1,063	134	4,118	1,177	—	11,802
Restructuring reversals	(672)	(674)	(7)	(2,170)	(32)	—	(3,555)
Inter-segment transfer	1,174	—	—	(1,174)	—	—	—
Payments	(5,041)	(2,953)	(162)	(8,402)	(576)	—	(17,134)
Balance, December 31, 2009	4,745	1,053	116	4,781	797	—	11,492
Restructuring charges	1,807	2,134	2,344	3,046	424	509	10,264
Restructuring reversals	(875)	(206)	(116)	(1,201)	(380)	—	(2,778)
Payments	(4,429)	(1,027)	(2,092)	(4,010)	(605)	(17)	(12,180)
Balance, December 31, 2010	1,248	1,954	252	2,616	236	492	6,798
Restructuring charges	1,897	2,640	823	3,466	52	—	8,878
Restructuring reversals	(767)	(517)	(76)	(377)	(6)	—	(1,743)
Inter-segment transfer	125	234	2	(361)	—	—	—
Payments	(1,616)	(2,914)	(257)	(2,697)	(213)	(204)	(7,901)
Balance, December 31, 2011	$887	$1,397	$744	$2,647	$69	$288	$6,032

Cumulative amounts:
Restructuring charges	$48,403	$13,726	$3,770	$34,178	$4,780	$509	$105,366
Restructuring reversals	(3,371)	(2,438)	(343)	(6,401)	(970)	—	(13,523)
Inter-segment transfer	2,310	1,351	95	(3,756)	—	—	—
Payments	(46,455)	(11,242)	(2,778)	(21,374)	(3,741)	(221)	(85,811)
Balance, December 31, 2011	$887	$1,397	$744	$2,647	$69	$288	$6,032

(1) As discussed in Note 16: Business segment information, corporate costs are allocated to our business segments. As such, the net corporate restructuring charges are reflected in the business segment operating income presented in Note 16 in accordance with our allocation methodology.

Note 9: Income tax provision

The components of the income tax provision for continuing operations were as follows:

	2011	2010	2009
Current tax provision:
Federal	$49,702	$49,909	$37,945
State	9,168	8,424	4,323
Foreign	3,269	3,859	1,349
Total	62,139	62,192	43,617
Deferred tax provision	9,350	20,362	12,039
Provision for income taxes	$71,489	$82,554	$55,656

The effective tax rate on pre-tax income from continuing operations reconciles to the U.S. federal statutory tax rate of 35% as follows:

	2011	2010	2009
Income tax at federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal income tax benefit	2.8%	2.8%	3.5%
Change in unrecognized tax benefits, including interest and penalties	0.5%	(1.3% )	0.1%
Non-deductible portion of goodwill impairment charge (see Note 7)	—	—	2.9%
Qualified production activity deduction	(2.4% )	(2.4%)	(1.8%)
Impact of health care legislation on deferred income taxes	(1.2% )	1.7%	—
Receivables for prior year tax returns(1)	(0.8% )	—	(2.2%)
Other	(0.8% )	(0.8%)	(1.6%)
Income tax provision	33.1%	35.0%	35.9%

 (1) Relates to amendments to prior year income tax returns claiming refunds primarily associated with foreign tax returns for 2011 and federal and state income tax credits for 2009.

Our income tax provision for 2010 included a $4,063 charge resulting from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010 and requires that certain tax deductions after 2012 be reduced by the amount of Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan. During 2011, our income tax provision was reduced $2,539 by actions taken to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidy payments.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Unrecognized tax benefits
Balance, December 31, 2008	$11,457
Additions for tax positions of current year	606
Additions for tax positions of prior years	2,316
Reductions for tax positions of prior years	(2,152)
Settlements	(3,186)
Lapse of statutes of limitations	(1,063)
Balance, December 31, 2009	7,978
Additions for tax positions of current year	641
Additions for tax positions of prior years	1,406
Fair value of acquired tax positions (see Note 4)	1,069
Reductions for tax positions of prior years	(2,634)
Settlements	(640)
Lapse of statutes of limitations	(1,282)
Balance, December 31, 2010	6,538
Additions for tax positions of current year	510
Additions for tax positions of prior years	1,646
Reductions for tax positions of prior years	(219)
Settlements	(1,507)
Lapse of statutes of limitations	(732)
Balance, December 31, 2011	$6,236

If the unrecognized tax benefits as of December 31, 2011 were recognized in our consolidated financial statements, $5,152 would positively affect income tax expense and our related effective tax rate. Accruals for interest and penalties, excluding the tax benefits of deductible interest, were $1,497 as of December 31, 2011 and $1,382 as of December 31, 2010. Our income tax provision included expense for interest and penalties of $639 in 2011, and credits to our income tax provision for interest and penalties of $837 in 2010 and $446 in 2009. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $4,500 to an increase of $700 as we attempt to settle certain federal and state tax matters or as federal and state statutes of limitations expire.

The statute of limitations for federal tax assessments for 2006 and prior years has closed. Our federal income tax returns through 2007 have been audited by the IRS, our 2008 and 2009 returns are currently being audited, and our returns for 2010 and 2011 remain subject to IRS examination. In general, income tax returns for the years 2007 through 2011 remain subject to examination by foreign, state and city tax jurisdictions. In the event that we have determined not to file income tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

Tax-effected temporary differences which gave rise to deferred tax assets and liabilities as of December 31 were as follows:

	2011		2010
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Goodwill	$—	$40,761	$—	$34,818
Intangible assets	—	28,831	—	33,774
Property, plant and equipment	—	6,080	—	4,201
Deferred advertising costs	—	5,769	—	5,964
Early extinguishment of debt (see Note 13)	—	3,775	—	3,784
Employee benefit plans	29,776	—	29,593	—
Reserves and accruals	6,574	—	5,457	—
Net operating loss and tax credit carryforwards	3,366	—	5,760	—
Inventories	2,800	—	2,771	—
Federal benefit of state uncertain tax positions	1,776	—	1,719	—
Interest rate lock agreements (see Note 6)	1,751	—	2,709	—
All other	1,748	4,558	1,370	3,061
Total deferred taxes	47,791	89,774	49,379	85,602
Valuation allowances	(608)	—	(1,139)	—
Net deferred taxes	$47,183	$89,774	$48,240	$85,602

Deferred U.S. and state income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries.

The valuation allowances as of December 31, 2011 related primarily to the portion of our operating loss carryforwards in Ireland which we do not expect to fully realize. As of December 31, 2010, the valuation allowances related primarily to operating loss carryforwards in Canada which we reversed during 2011, as we now expect to realize the loss carryforwards in 2012 and/or in future years.

As of December 31, 2011, we had operating loss carryforwards of $4,088 in Ireland which do not expire, and we had operating loss carryforwards of $3,689 in Canada, which expire at various dates between 2013 and 2031. We also had state net operating loss carryforwards of $19,026 which expire at various dates up to 2030 and federal alternative minimum tax credit carryforwards of $586 which have no expiration date.

Note 10: Share-based compensation plans

Our employee share-based compensation plans consist of our employee stock purchase plan and our stock incentive plan. Effective April 30, 2008, our shareholders approved a new stock incentive plan, simultaneously terminating our previous plan. Under this plan, 4,000 shares of common stock are reserved for issuance, with 1,476 shares remaining available for issuance as of December 31, 2011. Full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.29, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.29. We currently have non-qualified stock options, restricted stock units and restricted share awards outstanding under our current and previous plans. See the employee share-based compensation policy in Note 1 for our policies regarding the recognition of compensation expense for employee share-based awards.

The following amounts were recognized in our consolidated statements of income for share-based compensation awards:

	2011	2010	2009
Stock options	$3,633	$2,967	$3,213
Restricted shares and restricted stock units	1,799	2,866	3,135
Employee stock purchase plan	301	317	315
Total share-based compensation expense	$5,733	$6,150	$6,663
Income tax benefit	$(1,930)	$(2,123)	$(2,375)

As of December 31, 2011, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $5,383, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.7 years.

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

	2011	2010	2009
Risk-free interest rate (%)	2.0	2.2	1.6
Dividend yield (%)	3.9	3.2	3.4
Expected volatility (%)	58.6	54.0	44.2
Weighted-average option life (years)	4.3	4.8	4.6

The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock.

Each option is convertible into one share of common stock upon exercise. Information regarding options issued under the current and all previous plans was as follows:

(options in thousands)	Number of options	Weighted- average exercise price per option	Aggregate intrinsic value	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2008	3,105	$33.50
Granted	790	9.75
Exercised	(3)	9.73
Forfeited or expired	(1,051)	39.68
Outstanding at December 31, 2009	2,841	24.64
Granted	695	18.37
Exercised	(185)	11.08
Forfeited or expired	(438)	33.94
Outstanding at December 31, 2010	2,913	22.60
Granted	598	25.56
Exercised	(383)	16.56
Forfeited or expired	(362)	28.87
Outstanding at December 31, 2011	2,766	23.26	$7,519	3.7

Exercisable at December 31, 2009	1,643	$30.60
Exercisable at December 31, 2010	1,675	27.66
Exercisable at December 31, 2011	1,685	25.18	$3,378	2.6

The weighted-average grant-date fair value of options granted was $9.37 per option for 2011, $6.86 per option for 2010 and $2.82 per option for 2009. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $3,452 for 2011, $1,834 for 2010 and $16 for 2009.

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

Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our restricted stock units was as follows:

(units in thousands)	Number of units	Weighted- average grant date fair value per unit	Aggregate intrinsic value	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2008	145	$26.65
Granted	17	12.27
Vested	(40)	24.04
Forfeited	(2)	25.57
Outstanding at December 31, 2009	120	25.48
Granted	34	19.85
Vested	(68)	25.57
Outstanding at December 31, 2010	86	23.58
Granted	26	24.70
Vested	(5)	16.84
Forfeited	(6)	20.61
Outstanding at December 31, 2011	101	24.26	$2,305	4.4

Of the awards outstanding as of December 31, 2011, 15 restricted stock units with a value of $338 were liability awards. As of December 31, 2011, these units had a fair value of $22.76 per unit and a weighted-average remaining contractual term of 0.6 year.

The total fair value of restricted stock units that vested was $132 for 2011, $1,090 for 2010 and $589 for 2009. We did not settle any share-based liabilities in cash in 2011, 2010 or 2009.

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

Information regarding unvested restricted shares was as follows:

	Number of shares	Weighted- average grant date fair value per share
Unvested at December 31, 2008	453	$25.53
Granted	44	14.81
Vested	(206)	25.19
Forfeited	(23)	25.82
Unvested at December 31, 2009	268	24.00
Granted	52	20.00
Vested	(131)	26.01
Forfeited	(7)	21.83
Unvested at December 31, 2010	182	21.48
Granted	25	26.58
Vested	(166)	21.72
Forfeited	(1)	18.14
Unvested at December 31, 2011	40	23.71

The total fair value of restricted shares that vested was $4,305 for 2011, $2,557 for 2010 and $2,484 for 2009.

Employee stock purchase plan – During 2011, 85 shares were issued under this plan at prices of $20.78 and $20.01. During 2010, 109 shares were issued under this plan at prices of $15.82 and $17.49. During 2009, 174 shares were issued under this plan at prices of $9.80 and $13.30.

Note 11: Employee benefit plans

Profit sharing, 401(k) and defined contribution plans – We maintain a profit sharing plan and a plan established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. The plans cover a significant majority of our full-time employees, as well as some part-time employees. Employees are eligible to participate in the plans on the first day of the quarter following their first full year of service. We also provide cash bonus programs under which employees may receive cash bonus payments based on our operating performance. Previously, we maintained a defined contribution pension plan which was discontinued effective with the 2011 plan year. The contribution made to this plan in early 2011 for the 2010 plan year was the last contribution to this plan.

Contributions to the profit sharing plan, as well as the terminated defined contribution plan, are made solely by Deluxe and are remitted to the plans’ respective trustees. Benefits provided by the plans are paid from accumulated funds of the trusts. In 2010 and 2009, contributions to the defined contribution pension plan equaled 4% of eligible compensation. Contributions to the profit sharing plan vary based on the company’s performance. Under the 401(k) plan, employees under the age of 50 could contribute up to the lesser of $17 or 50% of eligible wages during 2011. Employees 50 years of age or older could make contributions of up to $22 during 2011. Beginning on the first day of the quarter following an employee’s first full year of service, we match 100% of the first 1% of wages contributed by employees and 50% of the next 5% of wages contributed. All employee and employer contributions are remitted to the plans’ respective trustees and benefits provided by the plans are paid from accumulated funds of the trusts. Payments made under the cash bonus programs vary based on the company’s performance and are paid in cash directly to employees.

Employees are provided a broad range of investment options to choose from when investing their profit sharing, defined contribution and 401(k) plan funds. Investing in our common stock is not one of these options, although funds selected by employees may at times hold our common stock.

Expense recognized in the consolidated statements of income for these plans was as follows:

	2011	2010	2009
Profit sharing/cash bonus plans	$16,361	$18,500	$22,751
Defined contribution pension plan	—	8,664	9,953
401(k) plan	6,226	5,636	6,312

Deferred compensation plan – We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to 100 percent of their base salary plus up to 50 percent of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on phantom investments elected by plan participants, which are similar to the investments available in our terminated defined contribution pension plan. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in a lump-sum payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $2,391 as of December 31, 2011 and $2,920 as of December 31, 2010. These amounts are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies. These investments are included in long-term investments in the consolidated balance sheets and totaled $13,489 as of December 31, 2011 and $12,872 as of December 31, 2010.

Voluntary employee beneficiary association (VEBA) trust – We have formed a VEBA trust to fund employee and retiree medical costs and severance benefits. Contributions to the VEBA trust are tax deductible, subject to annual limitations contained in the Internal Revenue Code. VEBA assets primarily consist of fixed income investments. We made contributions to the VEBA trust of $36,792 in 2011, $39,400 in 2010 and $40,300 in 2009. The prepaid balance in the VEBA trust exceeded our liability for incurred but not reported medical claims by $361 as of December 31, 2011 and $959 as of December 31, 2010. These amounts are reflected in other current assets in our consolidated balance sheets.

Note 12: Pension and other postretirement benefits

We have historically provided certain health care benefits for a large number of retired U.S. employees. Employees hired prior to January 1, 2002 become eligible for benefits if they attain the appropriate years of service and age prior to retirement. Employees hired on January 1, 2002 or later are not eligible to participate in our retiree health care plan. In addition to our retiree health care plan, we also have a supplemental executive retirement plan (SERP) in the United States. Additionally, we had a pension plan that covered certain Canadian employees which was settled during 2009.

Effective April 30, 2009, we amended our postretirement benefit plan to decrease the minimum age for eligibility to receive the maximum available benefits from age 58 to age 51 and to decrease the service requirement for maximum retiree cost sharing from 30 years to 25 years. As a result of this amendment, the plan assets and liabilities were re-measured as of April 30, 2009, reducing the underfunded amount of the plan from $60,437 as of December 31, 2008 to $55,928 as of April 30, 2009. The reduction in the underfunded amount was primarily due to a change in the discount rate assumption from 6.6% as of December 31, 2008 to 7.25% as of April 30, 2009. The other actuarial assumptions were consistent with those utilized in our determination of the benefit obligation and funded status as of December 31, 2008. Prior to the April 30, 2009 plan amendment and re-measurement, unrecognized actuarial gains and losses were being amortized over the average remaining service period of plan participants, which was 8.2 years as of December 31, 2008. Because the plan amendment increased the number of participants currently eligible to receive the maximum available benefits, almost all of the plan participants were classified as inactive subsequent to the plan amendment. As such, actuarial gains and losses are required to be amortized over the average remaining life expectancy of inactive plan participants, which was 18.8 years as of April 30, 2009. This change resulted in a $5,208 decrease in postretirement benefit expense for 2009, as compared to the expense we had expected for 2009 prior to the plan amendments.

Obligations and funded status – The following tables summarize the change in benefit obligation, plan assets and funded status during 2011 and 2010:

	Postretirement benefit plan	Pension plan
Change in benefit obligation:
Benefit obligation, December 31, 2009	$138,915	$3,455
Interest cost	7,282	179
Actuarial loss – net	5,781	198
Benefits paid from the VEBA trust (see Note 11) and company funds	(11,363)	(324)
Medicare Part D reimbursements	726	—
Benefit obligation, December 31, 2010	141,341	3,508
Interest cost	6,669	164
Actuarial loss – net	8,199	332
Benefits paid from the VEBA trust (see Note 11) and company funds	(10,940)	(324)
Medicare Part D reimbursements	856	—
Benefit obligation, December 31, 2011	$146,125	$3,680

Change in plan assets:
Fair value of plan assets, December 31, 2009	$90,320	$—
Actual gain on plan assets	10,990	—
Fair value of plan assets, December 31, 2010	101,310	—
Actual loss on plan assets	(688)	—
Fair value of plan assets, December 31, 2011	$100,622	$—

Funded status, December 31, 2010	$(40,031)	$(3,508)
Funded status, December 31, 2011	$(45,503)	$(3,680)

As of December 31, 2011 and 2010, the accumulated benefit obligation equaled the projected benefit obligation for the United States SERP plan.

Plan assets of our postretirement medical plan do not include the assets of the VEBA trust discussed in Note 11. Plan assets consist only of those assets invested in a trust established under section 401(h) of the Internal Revenue Code. These assets can be used only to pay retiree medical benefits for employees who retired after 1986, which represents 80% of the total number of retirees receiving medical benefits as of December 31, 2011. The assets of the VEBA trust may be used to pay medical and severance benefits for both active and retired employees.

Amounts recognized in the consolidated balance sheets as of December 31 were as follows:

	Postretirement benefit plan		Pension plan
	2011	2010	2011	2010
Accrued liabilities	$—	$—	$324	$324
Other non-current liabilities	45,503	40,031	3,356	3,184

Amounts included in accumulated other comprehensive loss that have not been recognized as components of postretirement benefit expense were as follows:

	Postretirement benefit plan		Pension plan
	2011	2010	2011	2010
Unrecognized prior service credit	$(20,697)	$(24,440)	$—	$—
Unrecognized net actuarial loss	119,681	108,358	493	161
Tax effect	(37,021)	(31,334)	(178)	(53)
Amount recognized in accumulated other comprehensive loss, net of tax	$61,963	$52,584	$315	$108

The unrecognized prior service credit for our postretirement benefit plan resulted from a 2003 curtailment and other plan amendments. These changes resulted in a reduction of the accumulated postretirement benefit obligation. This reduction was first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service credit. The prior service credit is being amortized on the straight-line basis over a weighted-average period of 16 years. Unrecognized actuarial gains and losses are being amortized over the average remaining life expectancy of inactive plan participants, which is currently 17.9 years. The unrecognized net actuarial loss for our postretirement benefit plan resulted from experience different from that assumed and from changes in assumptions.

Amounts included in accumulated other comprehensive loss as of December 31, 2011 which we expect to recognize in postretirement benefit expense during 2012 are as follows:

	Postretirement benefit plan	Pension plan
Prior service credit	$(3,055)	$—
Net actuarial loss	5,870	9
Total	$2,815	$9

Net pension and postretirement benefit expense – Net pension and postretirement benefit expense for the years ended December 31 consisted of the following components:

	Postretirement benefit plan			Pension plans
	2011	2010	2009	2011	2010	2009
Interest cost	$6,669	$7,282	$8,560	$164	$179	$262
Expected return on plan assets	(7,851)	(7,226)	(5,919)	—	—	(57)
Amortization of prior service credit	(3,743)	(3,742)	(3,815)	—	—	—
Amortization of net actuarial loss	5,415	5,406	8,383	—	—	9
Total periodic benefit expense	490	1,720	7,209	164	179	214
Settlement loss	—	—	—	—	—	402
Net periodic benefit expense	$490	$1,720	$7,209	$164	$179	$616

Actuarial assumptions – In measuring benefit obligations as of December 31, the following discount rate assumptions were used:

	Postretirement benefit plan		Pension plan
	2011	2010	2011	2010
Discount rate	4.2%	4.9%	4.2%	4.9%

The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows match the timing and amount of expected benefit payments. In determining the discount rate, we utilize the Aon Hewitt AA Above Median Curve and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate.

In measuring net periodic benefit expense for the years ended December 31, the following assumptions were used:

	Postretirement benefit plan			Pension plans
	2011	2010	2009	2011	2010	2009
Discount rate(1)	4.90%	5.45%	7.25%	4.90%	5.45%	4.06% - 6.60%
Expected return on plan assets	7.75%	8.00%	8.50%	—	—	4.50%

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

In measuring the benefit obligation for our postretirement benefit plan, the following assumptions for health care cost trend rates were used:

	2011	2010	2009
Health care cost trend rate assumed for next year	7.50%	7.75%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- percentage- point increase	One- percentage- point decrease
Effect on total of service and interest cost	$92	$(87)
Effect on benefit obligation	2,185	(2,069)

Plan assets – The allocation of plan assets by asset category as of December 31 was as follows:

	Postretirement benefit plan
	2011	2010
U.S. large capitalization equity securities	33%	34%
U.S. corporate debt securities	19%	10%
International equity securities	16%	18%
Government debt securities	14%	13%
Mortgage-backed securities	10%	14%
U.S. small and mid-capitalization equity securities	8%	8%
Other debt securities	—	3%
Total	100%	100%

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

The target asset allocation percentages for our postretirement benefit plan are based on our liability and asset projections. The targeted allocation of plan assets is 33% large capitalization equity securities, 42% fixed income securities, 18% international equity securities and 7% small and mid-capitalization equity securities.

There were no significant transfers of plan assets between fair value measurement levels during 2011. Information regarding fair value measurements of plan assets as of December 31, 2011 was as follows:

		Fair value measurements using
	Fair value as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. large capitalization equity securities	$33,613	$—	$33,613	$—
U.S. corporate debt securities	19,319	5,655	13,664	—
International equity securities	16,023	15,615	408	—
Government debt securities	14,151	12,006	2,145	—
Mortgage-backed securities	9,698	2,193	7,505	—
U.S. small and mid-capitalization equity securities	7,803	7,606	197	—
Other debt securities	15	(95)	110	—
Total	$100,622	$42,980	$57,642	$—

Information regarding fair value measurements of plan assets as of December 31, 2010 was as follows:

		Fair value measurements using
	Fair value as of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. large capitalization equity securities	$34,332	$16,554	$17,778	$—
International equity securities	18,357	18,027	330	—
Mortgage-backed securities	14,113	—	14,113	—
Government debt securities	13,531	7,544	5,987	—
U.S. corporate debt securities	9,725	8,611	1,114	—
U.S. small and mid-capitalization equity securities	8,153	8,064	89	—
Other debt securities	3,099	2,825	274	—
Total	$101,310	$61,625	$39,685	$—

The information as of December 31, 2010 shown in the table above contains corrections to the classifications within the fair value hierarchy reported in the prior year.

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

Cash flows – While we are not contractually obligated to make contributions to the assets of our postretirement benefit plan, we made contributions of $7,000 to the plan in January 2012. We may make additional contributions to plan assets during 2012, although the amount and timing of any such contributions has not yet been determined.

We have fully funded the United States SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and totaled $6,619 as of December 31, 2011 and $6,291 as of December 31, 2010.

The following benefit payments are expected to be paid during the years indicated:

	Postretirement benefit plan			Pension plan
	Gross benefit payments	Expected Medicare subsidy	Net benefit payments	Gross benefit payments
2012	$12,000	$1,200	$10,800	$320
2013	12,600	1,200	11,400	310
2014	13,100	1,300	11,800	300
2015	13,400	1,400	12,000	300
2016	13,300	1,500	11,800	290
2017 – 2021	61,600	7,500	54,100	1,330

Note 13: Debt and leases

Debt outstanding as of December 31 was as follows:

	2011	2010
5.0% senior, unsecured notes due December 15, 2012, net of discount, including cumulative change in fair value of hedged debt: 2010 - $4,879 increase	$—	$284,843
5.125% senior, unsecured notes due October 1, 2014, net of discount, including cumulative change in fair value of hedged debt: 2011 - $2,788 increase	256,131	263,279
7.375% senior notes due June 1, 2015	200,000	200,000
7.0% senior notes due March 15, 2019	200,000	—
Long-term portion of debt	656,131	748,122
5.0% senior, unsecured notes due December 15, 2012, net of discount, including cumulative change in fair value of hedged debt: 2011 - $780 increase	85,575	—
Amounts drawn on credit facility	—	7,000
Total debt	$741,706	$755,122

Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

All of our notes include covenants that place restrictions on the issuance of additional debt and limitations on certain liens. The notes due in 2019 and 2015 also include limitations on our ability to issue redeemable stock and preferred stock, make loans and investments, and consolidate, merge or sell all or substantially all of our assets.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 17. At any time prior to March 15, 2014, we may on any one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,487. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $193,500 as of December 31, 2011, based on a pricing model utilizing readily observable market interest rates and data from trades executed by institutional investors.

In May 2007, we issued $200,000 of 7.375% senior notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes are guaranteed by the same subsidiaries which guarantee our notes due in 2019 and place a limitation on restricted payments, including share repurchases and increases in dividend levels. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 17. Principal redemptions may be made at our election at any time at redemption prices ranging from 100% to 103.688% of the principal amount. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase the notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,329. These proceeds were used as part of our repayment of unsecured notes which matured on October 1, 2007. The fair value of the notes issued in May 2007 was $204,250 as of December 31, 2011, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During the quarter ended March 31, 2011, we retired $10,000 of these notes, realizing a pre-tax loss of $185. During the quarter ended March 31, 2009, we retired $11,500 of these notes, realizing a pre-tax gain of $4,077. As of December 31, 2011, the fair value of the $253,500 remaining notes outstanding was $255,561, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, we have entered into interest rate swaps to hedge a portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges.

In December 2002, we issued $300,000 of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300,000 in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295,722. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2011, we retired $195,463 of these notes, realizing a pre-tax loss of $6,810. During the quarter ended March 31, 2009, we retired $19,690 of these notes, realizing a pre-tax gain of $5,757. As of December 31, 2011, the fair value of the $84,847 remaining notes outstanding was $84,846, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, we have entered into interest rate swaps to hedge these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges.

As of December 31, 2011, we had a $200,000 credit facility, which was due to expire in March 2013. Borrowings under the credit facility are collateralized by substantially all personal property. Our commitment fee ranges from 0.40% to 0.50% based on our leverage ratio. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, and certain asset sales outside the ordinary course of business, as well as required repayments in the event of a change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

Amounts outstanding under our credit facility for the years ended December 31 were as follows:

	2011	2010	2009
Daily average amount outstanding	$21,655	$49,957	$69,267
Weighted-average interest rate	3.03%	3.20%	0.76%

As of December 31, 2011, no amounts were outstanding under our credit facility. As of December 31, 2010, $7,000 was outstanding at a weighted-average interest rate of 5.25%.

Amounts available for borrowing under our credit facility as of December 31, 2011 were as follows:

Total available
Credit facility commitment	$200,000
Outstanding letters of credit	(8,551)
Net available for borrowing as of December 31, 2011	$191,449

Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined, is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate, although there is an aggregate annual limit on the amount of dividends and share repurchases under the terms of our credit facility. If our ratio of EBITDA to interest expense falls below two to one, there would also be limitations on our ability to issue additional debt.

We have operating leases on certain facilities and equipment. As of December 31, 2011, future minimum lease payments under noncancelable operating leases with an initial term in excess of one year were as follows:

Operating leases
2012	$10,249
2013	7,117
2014	2,532
2015	920
2016	772
2017	40
Total minimum lease payments	$21,630

The composition of rent expense for the years ended December 31 was as follows:

	2011	2010	2009
Minimum rentals	$10,068	$10,313	$8,180
Sublease rentals	(144)	(190)	(1,677)
Net rental expense	$9,924	$10,123	$6,503

Note 14: Other commitments and contingencies

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as product or service defects, including breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any possible liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters.

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

Accruals for environmental matters were $8,730 as of December 31, 2011 and $9,293 as of December 31, 2010, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of income for environmental remediation costs was $353 in 2011, $868 in 2010 and $1,327 in 2009.

 As of December 31, 2011, $6,440 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $6,471 had been paid through December 31, 2011. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of December 31, 2011. We do not anticipate significant net cash outlays for environmental matters in 2011. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

We also have an additional environmental site liability insurance policy providing coverage on facilities which we acquired subsequent to 2002. This policy covers liability for claims of bodily injury or property damage arising from pollution events at the covered facilities. The policy also provides remediation coverage should we be required by a governing authority to perform remediation activities at the covered sites. The policy provides coverage of up to $15,000 through April 2019. No accruals have been recorded in our consolidated financial statements for any of the events contemplated in this insurance policy.

Self-insurance – We are self-insured for certain costs, primarily workers’ compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers’ compensation, which totaled $5,141 as of December 31, 2011 and $4,716 as of December 31, 2010, is accounted for on a present value basis. The difference between the discounted and undiscounted workers’ compensation liability was $20 as of December 31, 2011 and $29 as of December 31, 2010. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not accounted for on a present value basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a present value basis. Our total liability for these medical and dental benefits totaled $3,848 as of December 31, 2011 and $4,167 as of December 31, 2010. The difference between the discounted and undiscounted medical and dental liability was $296 as of December 31, 2011 and $419 as of December 31, 2010.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 15: Shareholders’ equity

Shares outstanding – Changes in common shares outstanding during the years ended December 31 were as follows:

	2011	2010	2009
Balance, beginning of year	51,338	51,189	51,131
Issued	499	410	237
Repurchased	(940)	(167)	(120)
Retired	(71)	(94)	(59)
Balance, end of year	50,826	51,338	51,189

Share repurchases – We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 5,257 shares remained available for purchase under this authorization as of December 31, 2011. During 2011, we repurchased 940 shares for $23,620, during 2010 we repurchased 167 shares for $2,999 and during 2009 we repurchased 120 shares for $1,319.

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

Pursuant to the Restated Agreement, upon the occurrence of certain events, each right will entitle the holder to purchase one share of common stock at an exercise price of $100 per share. The exercise price may be adjusted from time to time upon the occurrence of certain events outlined in the Restated Agreement. In certain circumstances described in the Restated Agreement, if (i) any person becomes the beneficial owner of 20% or more of the company’s common stock, (ii) the company is acquired in a merger or other business combination or (iii) upon the occurrence of other events, each right will entitle its holder to purchase a number of shares of common stock of the company, or the acquirer or the surviving entity if the company is not the surviving corporation in such a transaction. The number of shares purchasable at the then-current exercise price will be equal to the exercise price of the right divided by 50% of the then-current market price of one share of common stock of the company, or other surviving entity, subject to adjustments provided in the Restated Agreement. The rights expire December 31, 2016, and may be redeemed by the company at a price of $.01 per right at any time prior to the occurrence of the circumstances described above. The Restated Agreement requires an independent director review of the plan at least once every three years. The most recent review was completed in December 2009.

Accumulated other comprehensive loss – The components of accumulated other comprehensive loss as of December 31 were as follows:

	2011	2010	2009
Postretirement and defined benefit pension plans:
Unrealized prior service credit	$13,321	$15,651	$17,978
Unrealized net actuarial losses	(75,599)	(68,343)	(70,328)
Postretirement and defined benefit pension plans, net of tax	(62,278)	(52,692)	(52,350)
Loss on derivatives, net of tax(1)	(2,931)	(4,522)	(5,841)
Net unrealized gain on marketable securities, net of tax	178	13	—
Currency translation adjustment	5,630	7,189	5,373
Accumulated other comprehensive loss	$(59,401)	$(50,012)	$(52,818)

(1) Relates to interest rate locks executed in 2004 and 2002. See Note 6 for further information regarding these financial instruments.

Note 16: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer and reflect the way we manage the company. Small Business Services provides products and services to small businesses via mail and the internet, referrals from financial institutions and telecommunications clients, a network of distributors and dealers, and a direct sales force which focuses on major accounts. These efforts are supplemented by the account development efforts of an outbound telemarketing group. Financial Services’ products and services are sold through multiple channels, including a direct sales force, to financial institution clients nationwide, including banks, credit unions and financial services companies. Direct Checks sells products and services directly to consumers using direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. No single customer accounted for more than 10% of revenue in 2011, 2010 or 2009. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 47.2%, 48.3% and 47.7% of our Small Business Services segment’s revenue in 2011, 2010 and 2009, respectively.

Forms – Our Small Business Services segment provides printed forms to small businesses including, billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. This segment also offers computer forms compatible with accounting software packages commonly used by small businesses. Forms produced by our Financial Services and Direct Checks segments include deposit tickets and check registers.

Accessories and other products – Small Business Services produces products which are designed to provide small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as business cards, greeting cards, brochures and apparel. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies’ marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability, regulatory and compliance programs.

The accounting policies of the segments are the same as those described in Note 1. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments. Depreciation and amortization expense related to corporate assets which was allocated to the segments was $42,211 in 2011, $38,808 in 2010 and $37,056 in 2009.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the years ended December 31:

		Reportable business segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2011	$846,449	$342,382	$228,765	$—	$1,417,596
	2010	796,254	390,331	215,652	—	1,402,237
	2009	785,109	396,353	162,733	—	1,344,195
Operating income:	2011	145,219	59,804	66,035	—	271,058
	2010	137,534	84,158	59,852	—	281,544
	2009	60,804	75,091	54,694	—	190,589
Depreciation and amortization expense:	2011	44,706	13,009	15,628	—	73,343
	2010	45,163	11,788	16,964	—	73,915
	2009	52,507	10,946	4,312	—	67,765
Asset impairment charges:	2011	1,196	—	—	—	1,196
	2010	—	—	—	—	—
	2009	24,900	—	—	—	24,900
Total assets:	2011	836,918	99,803	173,435	278,653	1,388,809
	2010	772,799	66,065	178,880	290,947	1,308,691
	2009	778,191	57,716	96,288	279,015	1,211,210
Capital asset purchases:	2011	—	—	—	35,506	35,506
	2010	—	—	—	43,932	43,932
	2009	—	—	—	44,266	44,266

Revenue by product and service category for each year was as follows:

	2011	2010	2009
Checks, including contract settlements	$871,731	$896,563	$853,729
Forms	195,905	194,724	198,855
Accessories and other products	126,949	123,264	129,323
Marketing solutions, including services	150,973	126,211	112,848
Other services	72,038	61,475	49,440
Total revenue	$1,417,596	$1,402,237	$1,344,195

During 2011, we modified the manner in which we determine revenue by product and service. We added the marketing solutions category to add more clarity to our products and services, as our marketing solutions and other services categories reflect a growing part of our business. Amounts for 2010 and 2009 have been reclassified to conform to the 2011 presentation. These changes had no impact on the amounts reported in previous years for checks.

The following information is based on the geographic locations of our subsidiaries:

	2011	2010	2009
Revenue from external customers:
United States	$1,334,540	$1,325,163	$1,275,885
Foreign, primarily Canada	83,056	77,074	68,310
Total revenue	$1,417,596	$1,402,237	$1,344,195

Long-lived assets:
United States	$1,139,678	$1,086,685	$996,505
Foreign, primarily Canada	11,409	13,359	16,006
Total long-lived assets	$1,151,087	$1,100,044	$1,012,511

Note 17: Supplemental guarantor financial information

In March 2011, we issued $200,000 of long-term notes due in March 2019. The notes were issued under a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. These notes are jointly and severally guaranteed on a full and unconditional basis, subject to the release provisions described herein, by certain 100%-owned subsidiaries that guarantee any of our other indebtedness. These subsidiaries also guarantee our obligations under our credit facility and our long-term notes due in 2015. The subsidiary guarantees with respect to the notes due in March 2019 are subject to release upon the sale of all or substantially all of a subsidiary’s assets, when the requirements for legal defeasance of the guaranteed securities have been satisfied, when the subsidiary is declared an unrestricted subsidiary, or upon satisfaction and discharge of the indenture.

The following condensed supplemental consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that the financial information presented is indicative of the financial position, results of operations or cash flows which the entities would have reported if they had operated independently. The condensed consolidating financial statements should be read in conjunction with our consolidated financial statements.

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$3,047	$1,522	$24,118	$—	$28,687
Trade accounts receivable, net	—	57,463	11,560	—	69,023
Inventories and supplies	—	19,941	2,102	—	22,043
Deferred income taxes	1,035	5,430	751	—	7,216
Funds held for customers	—	—	44,394	—	44,394
Other current assets	5,851	10,469	4,892	—	21,212
Total current assets	9,933	94,825	87,817	—	192,575
Long-term Investments	36,338	8,809	—	—	45,147
Property, Plant and Equipment, net	—	96,345	17,066	—	113,411
Assets Held for Sale	—	2,741	—	—	2,741
Intangibles, net	—	155,452	1,887	—	157,339
Goodwill	—	775,044	1,954	—	776,998
Investments In Consolidated Subsidiaries	1,307,149	15,478	—	(1,322,627)	—
Intercompany (Payable) Receivable	(316,876)	360,789	(43,913)	—	—
Other Non-Current Assets	11,758	72,944	15,896	—	100,598
Total assets	$1,048,302	$1,582,427	$80,707	$(1,322,627)	$1,388,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,401	$44,908	$6,385	$—	$64,694
Accrued liabilities	12,272	86,001	51,825	—	150,098
Long-term debt due within one year	85,575	—	—	—	85,575
Total current liabilities	111,248	130,909	58,210	—	300,367
Long-Term Debt	656,131	—	—	—	656,131
Deferred Income Taxes	(27,471)	74,133	3,145	—	49,807
Other Non-Current Liabilities	5,705	70,236	3,874	—	79,815
Total Shareholders’ Equity	302,689	1,307,149	15,478	(1,322,627)	302,689
Total liabilities and shareholders’ equity	$1,048,302	$1,582,427	$80,707	$(1,322,627)	$1,388,809

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2010
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$3,197	$683	$13,503	$—	$17,383
Trade accounts receivable, net	—	53,679	12,792	—	66,471
Inventories and supplies	—	19,350	2,310	—	21,660
Deferred income taxes	2,854	6,303	233	—	9,390
Funds held for customers	—	—	35,720	—	35,720
Other current assets	9,463	8,047	3,103	—	20,613
Total current assets	15,514	88,062	67,661	—	171,237
Long-term Investments	34,905	2,427	78		37,410
Property, Plant and Equipment, net	—	102,427	17,794	—	120,221
Assets Held for Sale	—	4,527	—	—	4,527
Intangibles, net	—	151,512	3,600	—	155,112
Goodwill	—	723,938	1,999	—	725,937
Investments In Consolidated Subsidiaries	986,484	615	—	(987,099)	—
Intercompany (Payable) Receivable	(68,348)	114,299	(45,951)	—	—
Other Non-Current Assets	12,337	71,032	10,878	—	94,247
Total assets	$980,892	$1,258,839	$56,059	$(987,099)	$1,308,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,697	$42,798	$5,983	$—	$60,478
Accrued liabilities	9,440	92,038	42,556	—	144,034
Short-term debt	7,000	—	—	—	7,000
Total current liabilities	28,137	134,836	48,539	—	211,512
Long-Term Debt	748,122	—	—	—	748,122
Deferred Income Taxes	(25,898)	68,794	3,856	—	46,752
Other Non-Current Liabilities	4,333	68,725	3,049	—	76,107
Total Shareholders’ Equity	226,198	986,484	615	(987,099)	226,198
Total liabilities and shareholders’ equity	$980,892	$1,258,839	$56,059	$(987,099)	$1,308,691

Deluxe Corporation
Condensed Consolidating Statement of Income

	Year Ended December 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$9,409	$1,276,898	$272,994	$(141,705)	$1,417,596
Total cost of goods sold	—	459,119	159,589	(125,306)	493,402
Gross Profit	9,409	817,779	113,405	(16,399)	924,194

Selling, general and administrative expense, including net restructuring charges	9,323	569,957	89,169	(16,399)	652,050
Asset impairment charges	—	1,196	—	—	1,196
Net gain on assets held for sale	—	(110)	—	—	(110)
Operating Income	86	246,736	24,236	—	271,058

Loss on early debt extinguishment	(6,995)	—	—	—	(6,995)
Interest expense	(47,629)	(8,561)	(1,190)	9,583	(47,797)
Other income (expense)	8,534	907	(40)	(9,583)	(182)
(Loss) Income Before Income Taxes	(46,004)	239,082	23,006	—	216,084

Income tax (benefit) provision	(22,143)	86,489	7,143	—	71,489
(Loss) Income From Continuing Operations Before Equity In Earnings Of Consolidated Subsidiaries	(23,861)	152,593	15,863	—	144,595

Equity In Earnings Of Consolidated Subsidiaries	168,456	15,863	—	(184,319)	—
Income From Continuing Operations	144,595	168,456	15,863	(184,319)	144,595

Net Loss From Discontinued Operations	—	—	—	—	—
Net Income	$144,595	$168,456	$15,863	$(184,319)	$144,595

Deluxe Corporation
Condensed Consolidating Statement of Income

	Year Ended December 31, 2010
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$9,145	$1,270,480	$270,279	$(147,667)	$1,402,237
Total cost of goods sold	—	454,374	162,473	(128,428)	488,419
Gross Profit	9,145	816,106	107,806	(19,239)	913,818

Selling, general and administrative expense, including net restructuring charges	5,663	551,519	94,331	(19,239)	632,274
Operating Income	3,482	264,587	13,475	—	281,544

Interest expense	(44,061)	(6,365)	(930)	7,191	(44,165)
Other income (expense)	4,992	(58)	827	(7,191)	(1,430)
(Loss) Income Before Income Taxes	(35,587)	258,164	13,372	—	235,949

Income tax (benefit) provision	(16,952)	92,691	6,815	—	82,554
(Loss) Income From Continuing Operations Before Equity In Earnings Of Consolidated Subsidiaries	(18,635)	165,473	6,557	—	153,395

Equity In Earnings Of Consolidated Subsidiaries	171,259	6,557	—	(177,816)	—
Income From Continuing Operations	152,624	172,030	6,557	(177,816)	153,395

Net Loss From Discontinued Operations	—	(771)	—	—	(771)
Net Income	$152,624	$171,259	$6,557	$(177,816)	$152,624

Deluxe Corporation
Condensed Consolidating Statement of Income

	Year Ended December 31, 2009
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$24,184	$1,209,475	$271,367	$(160,831)	$1,344,195
Total cost of goods sold	—	470,835	167,635	(133,688)	504,782
Gross Profit	24,184	738,640	103,732	(27,143)	839,413

Selling, general and administrative expense, including net restructuring charges	8,816	541,135	101,116	(27,143)	623,924
Asset impairment charges	—	24,900	—	—	24,900
Operating Income	15,368	172,605	2,616	—	190,589

Gain on early debt extinguishment	9,834	—	—	—	9,834
Interest expense	(46,166)	(4,091)	(768)	4,745	(46,280)
Other income	3,398	885	1,340	(4,745)	878
(Loss) Income Before Income Taxes	(17,566)	169,399	3,188	—	155,021

Income tax (benefit) provision	(13,685)	68,203	1,138	—	55,656
(Loss) Income From Continuing Operations Before Equity In Earnings Of Consolidated Subsidiaries	(3,881)	101,196	2,050	—	99,365

Equity In Earnings Of Consolidated Subsidiaries	103,246	2,050	—	(105,296)	—
Income From Continuing Operations	99,365	103,246	2,050	(105,296)	99,365

Net Loss From Discontinued Operations	—	—	—	—	—
Net Income	$99,365	$103,246	$2,050	$(105,296)	$99,365

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash Provided By Operating Activities of Continuing Operations	$2,567	$213,999	$18,801	$235,367

Cash Flows From Investing Activities:
Purchases of capital assets	—	(33,731)	(1,775)	(35,506)
Payments for acquisitions, net of cash acquired	—	(80,486)	(5,155)	(85,641)
Payments on company-owned life insurance policies	—	(6,383)	—	(6,383)
Loans to distributors	—	(4,879)	(296)	(5,175)
Purchases of marketable securities	—	—	(18)	(18)
Other	(342)	850	430	938
Net cash used by investing activities of continuing operations	(342)	(124,629)	(6,814)	(131,785)

Cash Flows From Financing Activities:
Net payments on short-term debt	(7,000)	—	—	(7,000)
Payments on long-term debt, including costs of debt reacquisition	(215,030)	—	—	(215,030)
Proceeds from issuing long-term debt	200,000	—	—	200,000
Payments for debt issue costs	(3,513)	—	—	(3,513)
Change in book overdrafts	742	(878)	—	(136)
Proceeds from issuing shares under employee plans	7,671	—	—	7,671
Excess tax benefit from share-based employee awards	1,052	—	—	1,052
Payments for common shares repurchased	(23,620)	—	—	(23,620)
Cash dividends paid to shareholders	(51,126)	—	—	(51,126)
Advances from (to) consolidated subsidiaries	88,449	(87,653)	(796)	—
Net cash used by financing activities of continuing operations	(2,375)	(88,531)	(796)	(91,702)

Effect Of Exchange Rate Change on Cash	—	—	(576)	(576)

Net Change In Cash And Cash Equivalents	(150)	839	10,615	11,304
Cash And Cash Equivalents: Beginning Of Year	3,197	683	13,503	17,383
Cash And Cash Equivalents: End Of Year	$3,047	$1,522	$24,118	$28,687

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash (Used) Provided By Operating Activities of Continuing Operations	$(16,786)	$224,279	$5,122	$212,615

Cash Flows From Investing Activities:
Purchases of capital assets	—	(43,005)	(927)	(43,932)
Payments for acquisitions, net of cash acquired	—	(98,621)	—	(98,621)
Purchases of customer lists	—	(70)	(195)	(265)
Purchases of marketable securities	—	—	(14)	(14)
Proceeds from sales of marketable securities	—	—	1,970	1,970
Proceeds from company-owned life insurance policies	5,782	361	—	6,143
Other	(1,410)	(41)	—	(1,451)
Net cash provided (used) by investing activities of continuing operations	4,372	(141,376)	834	(136,170)

Cash Flows From Financing Activities:
Net payments on short-term debt	(19,000)	—	—	(19,000)
Payments for debt issue costs	(2,361)	—	—	(2,361)
Change in book overdrafts	(1,090)	397	—	(693)
Proceeds from issuing shares under employee plans	3,267	—	—	3,267
Excess tax benefit from share-based employee awards	680	—	—	680
Payments for common shares repurchased	(2,999)	—	—	(2,999)
Cash dividends paid to shareholders	(51,435)	—	—	(51,435)
Advances from (to) consolidated subsidiaries	85,824	(83,114)	(2,710)	—
Net cash provided (used) by financing activities of continuing operations	12,886	(82,717)	(2,710)	(72,541)

Effect Of Exchange Rate Change on Cash	—	—	690	690

Net Change In Cash And Cash Equivalents	472	186	3,936	4,594
Cash And Cash Equivalents: Beginning Of Year	2,725	497	9,567	12,789
Cash And Cash Equivalents: End Of Year	$3,197	$683	$13,503	$17,383

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2009
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash (Used) Provided By Operating Activities of Continuing Operations	$(9,287)	$217,167	$(1,442)	$206,438

Cash Flows From Investing Activities:
Purchases of capital assets	—	(41,777)	(2,489)	(44,266)
Payments for acquisitions, net of cash acquired	—	(30,825)	—	(30,825)
Purchases of customer lists	—	(1,639)	—	(1,639)
Purchases of marketable securities	—	—	(4,581)	(4,581)
Proceeds from sales of marketable securities	—	—	914	914
Other	(1,234)	(157)	—	(1,391)
Net cash used by investing activities of continuing operations	(1,234)	(74,398)	(6,156)	(81,788)

Cash Flows From Financing Activities:
Net payments on short-term debt	(52,000)	—	—	(52,000)
Payments on long-term debt, including costs of debt reacquisition	(21,187)	(1,440)	—	(22,627)
Change in book overdrafts	(3,457)	97	—	(3,360)
Proceeds from issuing shares under employee plans	1,972	—	—	1,972
Excess tax benefit from share-based employee awards	68	—	—	68
Payments for common shares repurchased	(1,319)	—	—	(1,319)
Cash dividends paid to shareholders	(51,279)	—	—	(51,279)
Advances from (to) consolidated subsidiaries	136,956	(140,965)	4,009	—
Net cash provided (used) by financing activities of continuing operations	9,754	(142,308)	4,009	(128,545)

Effect Of Exchange Rate Change on Cash	—	—	1,594	1,594
Cash Used By Operating Activities Of Discontinued Operations	—	(470)	—	(470)
Cash Used By Investing Activities Of Discontinued Operations	—	(30)	—	(30)

Net Change In Cash And Cash Equivalents	(767)	(39)	(1,995)	(2,801)
Cash And Cash Equivalents: Beginning Of Year	3,492	536	11,562	15,590
Cash And Cash Equivalents: End Of Year	$2,725	$497	$9,567	$12,789

Note 18: Subsequent event

In February 2012, we modified the terms of our $200,000 credit facility (see Note 13). We extended the term of the agreement to February 2017 and lowered the commitment fee to a range of 0.20% to 0.45%, based on our leverage ratio. No changes were made to the financial covenants included in the credit agreement.

 DELUXE CORPORATION

SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

	2011 Quarter Ended
	March 31(1)	June 30(2)	September 30(3)	December 31(4)
Revenue	$349,752	$346,274	$355,144	$366,426
Gross profit	229,589	225,587	232,506	236,512
Net income	32,556	35,473	36,735	39,831
Earnings per share:
Basic	0.63	0.69	0.72	0.78
Diluted	0.63	0.68	0.71	0.78
Cash dividends per share	0.25	0.25	0.25	0.25

	2010 Quarter Ended
	March 31(5)	June 30(6)	September 30(7)	December 31(8)
Revenue	$335,120	$347,996	$367,633	$351,488
Gross profit	216,757	226,056	246,200	224,805
Net income	33,384	33,614	50,800	34,826
Earnings per share:
Basic	0.65	0.65	0.99	0.68
Diluted	0.65	0.65	0.98	0.68
Cash dividends per share	0.25	0.25	0.25	0.25

(1)	2011 first quarter results included net pre-tax restructuring charges of $1,474 related to our cost reduction initiatives.

(2)	2011 second quarter results included net pre-tax restructuring charges of $4,604 related to our cost reduction initiatives.

(3)	2011 third quarter results included net pre-tax restructuring charges of $4,598 related to our cost reduction initiatives.

(4)
2011 fourth quarter results included net pre-tax restructuring charges of $3,045 related to our cost reduction initiatives and an asset impairment charge of $1,196 related to a vacant facility which is held for sale.

(5)	2010 first quarter results included tax expense of $3,662 for discrete items, primarily the impact of recent health care legislation on deferred income taxes.

(6)
2010 second quarter results included net pre-tax restructuring charges of $2,093 related to our cost reduction initiatives. Results also included a $1,384 reduction in income tax expense for discrete items, primarily reductions in accruals for uncertain tax positions.

(7)	2010 third quarter results included a $1,482 reduction in income tax expense for discrete items, primarily adjustments to accruals for uncertain tax positions.

(8)	2010 fourth quarter results included net pre-tax restructuring charges of $7,754 related to our cost reduction initiatives.

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

Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment we have concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria. The attestation report on our internal control over financial reporting issued by PricewaterhouseCoopers LLP appears in Item 8 of this report.

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

The full text of our Code of Ethics and Business Conduct (Code of Ethics) is posted on the News and Investor Relations page of our website at deluxe.com under the “Corporate Governance” caption. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website at the address and location specified above.

Item 11.  Executive Compensation.

The sections of the proxy statement entitled “Executive Compensation—Compensation Committee Report,” “Executive Compensation,” “Board Structure and Governance—Non-Employee Director Compensation” and “Board Structure and Governance—Compensation Committee Interlocks and Insider Participation” are incorporated by reference into this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The section of the proxy statement entitled “Stock Ownership and Reporting—Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference into this report.

The following table provides information concerning all of our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	2,867,608	(1)	$22.44	(1)	5,308,448	(2)
Equity compensation plans not approved by shareholders	None		None		None
Total	2,867,608		$22.44		5,308,448

(1) Includes awards granted under our 2008 Stock Incentive Plan and our previous stock incentive plan adopted in 2000, as amended. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 2,766,320 and restricted stock unit awards of 101,288. The restricted stock unit awards require no consideration upon vesting. Therefore, restricted stock units outstanding reduce the total weighted-average exercise price of outstanding options, warrants and rights presented in the table. The weighted-average exercise price excluding restricted stock units is $23.26.

(2) Includes 3,832,889 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of the total available for future issuance, 1,475,559 shares remain available for issuance under our 2008 Stock Incentive Plan. Under this plan, full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.29, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.29.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None of our directors or officers, nor any known person who beneficially owns, directly or indirectly, five percent of our common stock, nor any member of the immediate family of any of the foregoing persons has any material interest, direct or indirect, in any transaction since January 1, 2011 or in any presently proposed transaction which, in either case, has affected or will materially affect us. None of our directors or officers is indebted to us.

The sections of the proxy entitled “Board Structure and Governance—Board Oversight and Director Independence” and “Board Structure and Governance—Related Party Transaction Policy and Procedures” are incorporated by reference into this report.

Item 14.  Principal Accounting Fees and Services.

The sections of the proxy statement entitled “Fiscal Year 2011 Audit and Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Fiscal Year 2011 Audit and Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Accounting Firm Fees and Services” are incorporated by reference into this report.

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

4.1
Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)
*

4.2
First Supplemental Indenture, dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly, Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)
*

4.3
Second Supplemental Indenture, dated as of March 11, 2011, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly, Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)
*

4.4
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)
*

4.5
Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)
*

4.6
Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)
*

4.7
Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)
*

4.8
Supplemental Indenture, dated as of March 12, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2010)
*

4.9
Supplemental Indenture, dated as of September 9, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 2010)
*

4.10
Indenture, dated as of March 12, 2011, among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 7.00% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)
*

4.11
Registration Rights Agreement, dated as of March 15, 2011, among us, the guarantors listed on the signature pages thereto and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)
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
*

10.4	First Amendment to the Deluxe Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 14, 2009)**	*

10.5	First Amendment to Deluxe Corporation Non-employee Director Stock and Deferral Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*

10.6	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*

10.7	Deluxe Corporation Deferred Compensation Plan (2011 Restatement) (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2010)**	*

10.8	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed with the Commission on January 7, 2002)**	*

10.9
Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**
*

10.10
Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**
*

10.11
Description of Non-Employee Director Compensation Arrangements, updated April 30, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)**
*

10.12
Form of Severance Agreement entered into between us and the following executive officers: Anthony Scarfone, Terry Peterson, Lynn Koldenhoven, Pete Godich, Julie Loosbrock, Malcolm McRoberts, Laura Radewald and Robert Glaus (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**
*

10.13	Employment Agreement dated as of April 10, 2006, between us and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**	*

10.14
Form of Executive Retention Agreement entered into between us and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**
*

10.15
Form of Executive Retention Agreement entered into between us and Senior Vice Presidents appointed prior to 2010 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**
*

10.16
Form of Executive Retention Agreement entered into between us and each Vice President designated as an executive officer prior to 2010 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**
*

10.17	Form of Addendum to Executive Retention and Severance Agreements Relating to Section 409A of the Internal Revenue Code (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*

10.18	Form of Agreement for Awards Payable in Restricted Stock Units (rev. 12/08) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*

10.19	Form of Non-Employee Director Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.20	Form of Non-Employee Director Restricted Stock Award Agreement (ver. 4/07) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)**	*

10.21	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*

10.22	Form of Non-Qualified Stock Option Agreement (as amended February 2006) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*

10.23	Form of Non-Qualified Stock Option Agreement (version 2/07) (incorporatedby reference to exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*

10.24	Form of Non-Qualified Stock Option Agreement (version 2/09) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)**	*

10.25	Form of Cash Performance Award Agreement (version 2/09) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)**	*

10.26	Form of Cash Performance Award Agreement (version 2/10) (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2009)**	*

10.27	Amendment No. 1, dated as of February 8, 2012, to revolving credit agreement dated as of March 12, 2010, among us, JPMorgan Chase Bank, N.A. as administrative agent, Fifth Third Bank as Syndication Agent, U.S. Bank National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as co-documentation agents, and the other financial institutions party thereto, related to a $200,000,000 revolving credit agreement	Filed herewith

12.1	Statement re: Computation of Ratios	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (vi) Notes to Consolidated Financial Statements***
Furnished herewith
*Incorporated by reference

**Denotes compensatory plan or management contract

*** Submitted electronically with this report

Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of reasonable expenses in furnishing such copies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELUXE CORPORATION

Date: February 24, 2012	By:	/s/ Lee Schram
Lee Schram
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012.

	Signature	Title

By	/s/ Lee Schram	Chief Executive Officer
	Lee Schram	(Principal Executive Officer)

By	/s/ Terry D. Peterson	Senior Vice President, Chief Financial Officer
	Terry D. Peterson	(Principal Financial Officer and Principal Accounting Officer)

*
	Ronald C. Baldwin	Director

*
	Charles A. Haggerty	Director

*
	Don J. McGrath	Director

*
	Cheryl Mayberry McKissack	Director

*
	Neil J. Metviner	Director

*
	Stephen P. Nachtsheim	Director

*
	Mary Ann O’Dwyer	Director

*
	Martyn R. Redgrave	Director

*By:	/s/ Lee Schram
Lee Schram
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
10.27	Amendment No. 1, dated as of February 8, 2012, to revolving credit agreement dated as of March 12, 2010, among us, JPMorgan Chase Bank, N.A. as administrative agent, Fifth Third Bank as Syndication Agent, U.S. Bank National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as co-documentation agents, and the other financial institutions party thereto, related to a $200,000,000 revolving credit agreement

12.1	Statement re: Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (vi) Notes to Consolidated Financial Statements