Form 10-Q
period 2012-03-31
DELUXE CORP
filed 2012-05-04
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 24, 2012 was 50,991,275.

PART I − FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$58,715	$28,687
Trade accounts receivable (net of allowances for uncollectible accounts of $3,626 and $4,007, respectively)	67,750	69,023
Inventories and supplies	22,742	22,043
Deferred income taxes	6,481	7,216
Funds held for customers	40,656	44,394
Other current assets	29,793	21,212
Total current assets	226,137	192,575
Long-Term Investments (including $2,137 and $2,165 of investments at fair value, respectively)	45,855	45,147
Property, Plant And Equipment (net of accumulated depreciation of $355,911 and $352,842, respectively)	110,695	113,411
Assets Held For Sale	2,741	2,741
Intangibles (net of accumulated amortization of $440,243 and $433,335, respectively)	152,041	157,339
Goodwill	777,042	776,998
Other Non-Current Assets	95,499	100,598
Total Assets	$1,410,010	$1,388,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,310	$64,694
Accrued liabilities	151,273	150,098
Long-term debt due within one year	85,497	85,575
Total current liabilities	295,080	300,367
Long-Term Debt	656,524	656,131
Deferred Income Taxes	52,135	49,807
Other Non-Current Liabilities	66,623	79,815
Commitments and Contingencies (Notes 10 and 11)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2012 – 50,991; 2011 – 50,826)	50,991	50,826
Additional paid-in capital	59,782	55,838
Retained earnings	286,745	255,426
Accumulated other comprehensive loss	(57,870)	(59,401)
Total shareholders’ equity	339,648	302,689
Total Liabilities And Shareholders’ Equity	$1,410,010	$1,388,809

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
Revenue	$377,981	$349,752
Cost of goods sold, including net restructuring charges	(127,487)	(120,163)
Gross Profit	250,494	229,589
Selling, general and administrative expense	(171,831)	(160,817)
Net restructuring charges	(638)	(1,427)
Net gain on sale of facility	—	110
Operating Income	78,025	67,455
Loss on early debt extinguishment	—	(6,995)
Interest expense	(11,697)	(12,038)
Other income	39	155
Income Before Income Taxes	66,367	48,577
Income tax provision	(22,288)	(16,021)
Net Income	$44,079	$32,556

Comprehensive Income	$45,610	$34,115

Basic Earnings Per Share	$0.86	$0.63
Diluted Earnings Per Share	$0.86	$0.63

Cash Dividends Per Share	$0.25	$0.25

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares par value(1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2011	$50,826	$55,838	$255,426	$(59,401)	$302,689
Net income	—	—	44,079	—	44,079
Cash dividends	—	—	(12,760)	—	(12,760)
Common shares issued	185	2,856	—	—	3,041
Tax impact of share-based awards	—	156	—	—	156
Common shares retired	(20)	(474)	—	—	(494)
Fair value of share-based compensation	—	1,406	—	—	1,406
Other comprehensive income (Note 12)	—	—	—	1,531	1,531
Balance, March 31, 2012	$50,991	$59,782	$286,745	$(57,870)	$339,648

(1) As the par value of our common shares is $1.00 per share, the number of shares associated with the transactions presented here is equivalent to the related par value. See Note 12 for share information.

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

		Quarter Ended March 31,
		2012	2011
	Cash Flows From Operating Activities:
	Net income	$44,079	$32,556
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation	5,108	5,159
	Amortization of intangibles	11,989	14,584
	Amortization of contract acquisition costs	4,379	4,427
	Deferred income taxes	2,557	2,241
	Employee share-based compensation expense	1,550	1,554
	Loss on early debt extinguishment	—	6,995
	Other non-cash items, net	2,514	3,508
	Changes in assets and liabilities:
	Trade accounts receivable	532	4,524
	Inventories and supplies	(1,043)	746
	Other current assets	(5,679)	(2,496)
	Non-current assets	1,020	2,910
	Accounts payable	(3,829)	(2,437)
	Contract acquisition payments	(9,357)	(4,515)
	Other accrued and non-current liabilities	(1,824)	(8,716)
	Net cash provided by operating activities	51,996	61,040
	Cash Flows From Investing Activities:
	Purchases of capital assets	(8,996)	(8,422)
	Other	(92)	41
	Net cash used by investing activities	(9,088)	(8,381)
	Cash Flows From Financing Activities:
	Net payments on short-term debt	—	(7,000)
	Payments on long-term debt, including costs of debt reacquisition	—	(215,030)
	Proceeds from issuing long-term debt	—	200,000
	Payments for debt issue costs	(1,038)	(3,280)
	Change in book overdrafts	(2,628)	(825)
	Proceeds from issuing shares under employee plans	2,661	5,633
	Excess tax benefit from share-based employee awards	362	752
	Payments for common shares repurchased	—	(5,986)
	Cash dividends paid to shareholders	(12,760)	(12,881)
	Net cash used by financing activities	(13,403)	(38,617)

	Effect Of Exchange Rate Change On Cash	523	427

	Net Change In Cash And Cash Equivalents	30,028	14,469
Cash And Cash Equivalents:	Beginning Of Period	28,687	17,383
	End Of Period	$58,715	$31,852

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of March 31, 2012, the consolidated statements of comprehensive income for the quarters ended March 31, 2012 and 2011, the consolidated statement of shareholders' equity for the quarter ended March 31, 2012, and the consolidated statements of cash flows for the quarters ended March 31, 2012 and 2011 are unaudited. The consolidated balance sheet as of December 31, 2011 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Note 2: New accounting pronouncements

On January 1, 2012, we adopted Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income and its components in the statement of shareholders' equity. Also effective January 1, 2012, we adopted ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This standard temporarily defers a provision included in ASU No. 2011-05 which requires that reclassification adjustments from other comprehensive income to net income be presented by income statement line item. Our presentation of comprehensive income in this quarterly report on Form 10-Q complies with these accounting standards.

On January 1, 2012, we adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRSs. The new guidance changes some fair value measurement principles and disclosure requirements. The changes in fair value measurement principles relate primarily to financial assets and did not affect the fair value measurements presented in this report on Form 10-Q. The fair value disclosures required by the new standard are presented in Note 6: Fair value measurements.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

	March 31, 2012	December 31, 2011
Raw materials	$5,524	$5,566
Semi-finished goods	8,427	8,273
Finished goods	5,694	5,301
Supplies, primarily production	3,097	2,903
Inventories and supplies	$22,742	$22,043

Available-for-sale securities – Available-for-sale securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	March 31, 2012
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market securities (cash equivalents)	$38,580	$—	$—	$38,580
Canadian and provincial government securities (funds held for customers) (1)	5,334	173	—	5,507
Money market securities (other current assets)	2,052	—	—	2,052
Total available-for-sale securities	$45,966	$173	$—	$46,139

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2012, also included cash of $35,149.

	December 31, 2011
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Money market securities	$3	$—	$—	$3
Canadian and provincial government securities	5,172	243	—	5,415
Available-for-sale securities (funds held for customers)	5,175	243	—	5,418
Money market securities (other current assets)	2,001	—	—	2,001
Total available-for-sale securities	$7,176	$243	$—	$7,419

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2011, also included cash of $38,976.

Expected maturities of available-for-sale securities as of March 31, 2012 were as follows:

Fair value
Due in one year or less	$40,698
Due in three to five years	1,465
Due after five years	3,976
Total marketable securities	$46,139

Further information regarding the fair value of available-for-sale securities can be found in Note 6: Fair value measurements.

Intangibles – Intangibles were comprised of the following:

	March 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	417,625	(353,564)	64,061	410,905	(345,145)	65,760
Customer lists/relationships	48,490	(23,927)	24,563	52,542	(26,059)	26,483
Distributor contracts	30,900	(28,648)	2,252	30,900	(28,198)	2,702
Trade names	67,661	(26,980)	40,681	67,661	(25,958)	41,703
Other	8,508	(7,124)	1,384	9,566	(7,975)	1,591
Amortizable intangibles	573,184	(440,243)	132,941	571,574	(433,335)	138,239
Intangibles	$592,284	$(440,243)	$152,041	$590,674	$(433,335)	$157,339

Total amortization of intangibles was $11,989 for the quarter ended March 31, 2012 and $14,584 for the quarter ended March 31, 2011. Based on the intangibles in service as of March 31, 2012, estimated future amortization expense is as follows:

Estimated amortization expense
Remainder of 2012	$28,753
2013	28,732
2014	17,181
2015	8,404
2016	5,822

Goodwill – Changes in goodwill during the quarter ended March 31, 2012 were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2011:
Goodwill, gross	$621,314	$27,178	$148,506	$796,998
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	601,314	27,178	148,506	776,998
Currency translation adjustment	44	—	—	44
Balance, March 31, 2012:
Goodwill, gross	621,358	27,178	148,506	797,042
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$601,358	$27,178	$148,506	$777,042

Other non-current assets – Other non-current assets were comprised of the following:

	March 31, 2012	December 31, 2011
Contract acquisition costs	$51,068	$55,076
Deferred advertising costs	14,664	15,599
Loans and notes receivable from distributors	10,898	11,148
Other	18,869	18,775
Other non-current assets	$95,499	$100,598

Changes in contract acquisition costs during the quarters ended March 31, 2012 and 2011 were as follows:

	Quarter Ended March 31,
	2012	2011
Balance, beginning of year	$55,076	$57,476
Additions(1)	520	143
Amortization	(4,379)	(4,427)
Other	(149)	(85)
Balance, end of period	$51,068	$53,107

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $9,357 for the quarter ended March 31, 2012 and $4,515 for the quarter ended March 31, 2011.

Accrued liabilities – Accrued liabilities were comprised of the following:

	March 31, 2012	December 31, 2011
Funds held for customers	$40,144	$43,829
Customer rebates	19,410	20,969
Income tax	17,158	891
Interest	13,233	8,760
Wages, including vacation	11,979	4,995
Employee profit sharing/cash bonus	9,717	23,783
Restructuring due within one year (see Note 7)	4,905	5,946
Contract acquisition costs due within one year	4,123	13,070
Other	30,604	27,855
Accrued liabilities	$151,273	$150,098

Other non-current liabilities – Other non-current liabilities were comprised of the following:

	March 31, 2012	December 31, 2011
Pension and postretirement benefit plans	$38,743	$48,859
Contract acquisition costs	7,455	7,455
Unrecognized tax benefits, including interest and penalties	5,989	7,570
Other	14,436	15,931
Other non-current liabilities	$66,623	$79,815

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain awards, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
	2012	2011
Earnings per share – basic:
Net income	$44,079	$32,556
Income allocated to participating securities	(288)	(114)
Income available to common shareholders	$43,791	$32,442
Weighted-average shares outstanding	50,898	51,298
Earnings per share – basic	$0.86	$0.63

Earnings per share – diluted:
Net income	$44,079	$32,556
Income allocated to participating securities	(287)	—
Re-measurement of share-based awards classified as liabilities	13	36
Income available to common shareholders	$43,805	$32,592
Weighted-average shares outstanding	50,898	51,298
Dilutive impact of potential common shares	298	555
Weighted-average shares and potential common shares outstanding	51,196	51,853
Earnings per share – diluted	$0.86	$0.63

Antidilutive awards excluded from calculation	2,164	1,536

Note 5: Derivative financial instruments

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness in each period is presented in Note 6. The fair value of the interest rate swaps related to our debt due in 2012 is included in other current assets on the consolidated balance sheets. The fair value of the interest rate swaps related to our debt due in 2014 is included in other non-current assets on the consolidated balance sheets.

Information regarding interest rate swaps as of March 31, 2012 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$84,847	$1,159	$688
Fair value hedge related to long-term debt due in 2014	198,000	3,622	3,166
Total fair value hedges	$282,847	$4,781	$3,854

Information regarding interest rate swaps as of December 31, 2011 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$84,847	$1,309	$780
Fair value hedge related to long-term debt due in 2014	198,000	3,230	2,788
Total fair value hedges	$282,847	$4,539	$3,568

During the first quarter of 2011, we retired a portion of our long-term debt due in 2012 (see Note 10). In conjunction with this debt retirement, we settled a portion of the interest rate swaps and received cash payments of $2,548. Interest rate swaps remaining after the settlement were redesignated as fair value hedges during March 2011. In conjunction with the debt retirement, we recognized $3,094 of the fair value adjustment to the hedged debt, decreasing the loss on early debt extinguishment recognized during the first quarter of 2011. The $1,355 remaining fair value adjustment to the hedged debt as of the date hedge accounting was discontinued is being recorded as a decrease to interest expense over the term of the remaining debt.

Note 6: Fair value measurements

Recurring fair value measurements – Cash and cash equivalents as of March 31, 2012 includes investments in various money market funds which are traded in active markets. As such, the fair value of these investments is determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarter ended March 31, 2012.

We hold an investment in a Canadian money market fund as a corporate investment (see Note 3). This investment is included in other current assets on the consolidated balance sheets. The money market fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters ended March 31, 2012 and 2011.

Funds held for customers include available-for-sale marketable securities (see Note 3). These securities consist primarily of a mutual fund investment which invests in Canadian and provincial government securities. The fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Unrealized gains and losses, net of tax, are included in other comprehensive loss on the consolidated balance sheets. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not significant for the quarters ended March 31, 2012 and 2011. The cost of securities sold is determined using the average cost method.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments on the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. Realized gains recognized during the quarters ended March 31, 2012 and 2011 were not significant. We recognized net unrealized gains on the investment in mutual funds of $111 during the quarter ended March 31, 2012 and $180 during the quarter ended March 31, 2011.

The fair value of interest rate swaps (see Note 5) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate. Changes in the fair value of the interest rate swaps, as well as changes in the fair value of the hedged debt, are included in interest expense in the consolidated statements of comprehensive income and were as follows:

	Quarter Ended March 31,
	2012	2011
Gain (loss) from derivatives	$241	$(1,044)
(Loss) gain from change in fair value of hedged debt	(287)	605
Net increase in interest expense	$(46)	$(439)

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of March 31, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$38,580	$38,580	$—	$—
Marketable securities (funds held for customers)	5,507	$—	5,507	$—
Marketable securities (other current assets)	2,052	—	2,052	—
Long-term investment in mutual funds	2,137	2,137	—	—
Derivative assets	4,781	—	4,781	—

		Fair value measurements using
	Fair value as of December 31, 2011	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Marketable securities (funds held for customers)	$5,418	$—	$5,418	$—
Marketable securities (other current assets)	2,001	—	2,001	—
Long-term investment in mutual funds	2,165	2,165	—	—
Derivative assets	4,539	—	4,539	—

Fair value measurements of other financial instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.

Cash and cash included within funds held for customers – The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.

Loans and notes receivable from distributors – We have receivables for loans made to our Safeguard® distributors. In addition, during 2011, we acquired the operations of several small business distributors which we then sold to our Safeguard distributors. In most cases, we entered into notes receivable upon the sale of the assets to the distributors. The fair value of these receivables is calculated as the present value of expected future cash flows, discounted using an interest rate based on published bond yields for companies of similar size and risk.

Long-term debt – The fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market. As of December 31, 2011, our long-term debt issued in March 2011 was not traded in an active market. As such, its fair value as of December 31, 2011 was determined by means of a pricing model utilizing readily observable market interest rates and data from trades executed by institutional investors. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	March 31, 2012		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$20,135	$20,135	$20,135	$—	$—
Cash (funds held for customers)	35,149	35,149	35,149	—	—
Loans and notes receivable from distributors	11,704	10,390	—	—	10,390
Long-term debt, including portion due within one year	742,021	760,382	760,382	—	—

			Fair value measurements using
	December 31, 2011		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$28,687	$28,687	$28,687	$—	$—
Cash (funds held for customers)	38,976	38,976	38,976	—	—
Loans and notes receivable from distributors	11,940	10,616	—	—	10,616
Long-term debt, including portion due within one year	741,706	738,157	544,657	193,500	—

Note 7: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended March 31,
	2012	2011
Severance accruals	$1,992	$796
Severance reversals	(465)	(738)
Net restructuring accruals	1,527	58
Other costs	350	1,416
Net restructuring charges	$1,877	$1,474

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
	2012	2011
Cost of goods sold	$1,239	$47
Operating expenses	638	1,427
Net restructuring charges	$1,877	$1,474

2012 restructuring charges – During the quarter ended March 31, 2012, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, including the planned closing of one of our printing facilities in the fourth quarter of 2012. The restructuring accruals included severance benefits for approximately 145 employees. These charges were reduced by the reversal of restructuring accruals recorded in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

2011 restructuring charges – During the quarter ended March 31, 2011, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continued to reduce costs, primarily within our fulfillment and shared services organizations. The restructuring accruals included severance benefits for approximately 20 employees. These charges were reduced by the reversal of restructuring accruals, recorded primarily in 2010, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $4,939 as of March 31, 2012 are reflected in the consolidated balance sheet as accrued liabilities of $4,905 and other non-current liabilities of $34. Restructuring accruals of $6,032 as of December 31, 2011 are reflected in the consolidated balance sheet as accrued liabilities of $5,946 and other non-current liabilities of $86. The majority of the employee reductions are expected to be completed by the first quarter of 2013, and we expect most of the related severance payments to be paid by the third quarter of 2013, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through May 2013. As of March 31, 2012, approximately 265 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

As of March 31, 2012, our restructuring accruals, by company initiative, were as follows:

	2009 initiatives	2010 initiatives	2011 initiatives	2012 initiatives	Total
Balance, December 31, 2011	$184	$781	$5,067	$—	$6,032
Restructuring charges	11	5	183	1,793	1,992
Restructuring reversals	—	(189)	(276)	—	(465)
Payments	(65)	(262)	(2,140)	(153)	(2,620)
Balance, March 31, 2012	$130	$335	$2,834	$1,640	$4,939
Cumulative amounts:
Restructuring charges	$11,035	$9,720	$8,977	$1,793	$31,525
Restructuring reversals	(1,670)	(1,511)	(887)	—	(4,068)
Payments	(9,235)	(7,874)	(5,256)	(153)	(22,518)
Balance, March 31, 2012	$130	$335	$2,834	$1,640	$4,939

As of March 31, 2012, the components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2011	$887	$1,397	$744	$2,647	$69	$288	$6,032
Restructuring charges	334	39	99	1,520	—	—	1,992
Restructuring reversals	(4)	(124)	(13)	(324)	—	—	(465)
Inter-segment transfer	184	(184)	(15)	15	—	—	—
Payments	(927)	(683)	(1)	(936)	(22)	(51)	(2,620)
Balance, March 31, 2012	$474	$445	$814	$2,922	$47	$237	$4,939
Cumulative amounts(1):
Restructuring charges	$9,331	$5,873	$3,382	$12,066	$364	$509	$31,525
Restructuring reversals	(1,553)	(839)	(205)	(1,471)	—	—	(4,068)
Inter-segment transfer	309	50	(13)	(346)	—	—	—
Payments	(7,613)	(4,639)	(2,350)	(7,327)	(317)	(272)	(22,518)
Balance, March 31, 2012	$474	$445	$814	$2,922	$47	$237	$4,939

(1) Includes accruals related to our cost reduction initiatives for 2009 through 2012.

Note 8: Pension and other postretirement benefits

We have historically provided certain health care benefits for a large number of retired U.S. employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

Pension and postretirement benefit expense for the quarters ended March 31, 2012 and 2011 consisted of the following components:

	Postretirement benefit plan		Pension plan
	2012	2011	2012	2011
Interest cost	$1,478	$1,667	$37	$41
Expected return on plan assets	(1,950)	(1,963)	—	—
Amortization of prior service credit	(764)	(936)	—	—
Amortization of net actuarial losses	1,467	1,354	2	—
Net periodic benefit expense	$231	$122	$39	$41

Note 9:  Income tax provision

Our effective tax rate for the quarter ended March 31, 2012 was 33.6%, compared to our 2011 annual effective tax rate of 33.1%. Our 2011 tax rate included a number of discrete items, including adjustments to receivables for prior year tax returns, which collectively decreased our effective tax rate by 0.6 percentage points.

Note 10: Debt

Debt outstanding was comprised of the following:

	March 31, 2012	December 31, 2011
5.125% senior, unsecured notes due October 1, 2014, net of discount (1)	$256,524	$256,131
7.375% senior notes due June 1, 2015	200,000	200,000
7.0% senior notes due March 15, 2019	200,000	200,000
Long-term portion of debt	656,524	656,131
5.0% senior, unsecured notes due December 15, 2012, net of discount (2)	85,497	85,575
Total debt	$742,021	$741,706

(1) Includes increase due to cumulative change in fair value of hedged debt of $3,166 as of March 31, 2012 and $2,788 as of December 31, 2011.

(2) Includes increase due to cumulative change in fair value of hedged debt of $688 as of March 31, 2012 and $780 as of December 31, 2011.

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

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 14. At any time prior to March 15, 2014, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,223. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $207,750 as of March 31, 2012, based on quoted prices for identical liabilities when traded as assets.

In May 2007, we issued $200,000 of 7.375% senior notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes are guaranteed by the same subsidiaries which guarantee our notes due in 2019 and place a limitation on restricted payments, including share repurchases and increases in dividend levels. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 14. Principal redemptions may be made at our election at any time at redemption prices ranging from 100% to 103.688% of the principal amount. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,329. These proceeds were used as part of our repayment of unsecured notes which matured on October 1, 2007. The fair value of the notes issued in May 2007 was $206,000 as of March 31, 2012, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During the quarter ended March 31, 2011, we retired $10,000 of these notes, realizing a pre-tax loss of $185. As of March 31, 2012, the fair value of the $253,500 remaining notes outstanding was $260,471 based on quoted prices for identical liabilities when traded as assets. As discussed in

Note 5, we have entered into interest rate swaps to hedge a portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges.

In December 2002, we issued $300,000 of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300,000 in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295,722. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2011, we retired $195,463 of these notes, realizing a pre-tax loss of $6,810. As of March 31, 2012, the fair value of the $84,847 remaining notes outstanding was $86,161, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 5, we have entered into interest rate swaps to hedge these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges.

As of December 31, 2011, we had a $200,000 credit facility, which was scheduled to expire in March 2013. In February 2012, we modified the terms of this credit facility, extending its term to February 2017. Additionally, we lowered our commitment fee to a range of 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, and certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

Amounts outstanding under our credit facility were as follows:

	Quarter Ended March 31, 2012	Year Ended December 31, 2011
Daily average amount outstanding	$—	$21,655
Weighted-average interest rate	—	3.03%

No amounts were outstanding under our credit facility as of March 31, 2012 and December 31, 2011. As of March 31, 2012, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$200,000
Outstanding letters of credit	(8,535)
Net available for borrowing as of March 31, 2012	$191,465

Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined, is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate, although there are aggregate annual limits on the amount of dividends and share repurchases under the terms of our credit facility, as well as a cumulative limit on such payments through the term of the credit facility. If our ratio of EBITDA to interest expense falls below two to one, there would also be limitations on our ability to issue additional debt.

Note 11:  Other commitments and contingencies

Indemnifications - In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any possible liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters.

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

Accruals for environmental matters were $8,665 as of March 31, 2012 and $8,730 as of December 31, 2011, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of comprehensive income for environmental matters was $39 for the quarter ended March 31, 2012 and was a reduction in expense of $20 for the quarter ended March 31, 2011.

As of March 31, 2012, $6,440 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $6,471 had been paid through March 31, 2012. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of March 31, 2012. We do not anticipate significant net cash outlays for environmental matters in 2012. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance - We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,960 as of March 31, 2012 and $5,141 as of December 31, 2011, is accounted for on a present value basis. The difference between the discounted and undiscounted workers' compensation liability was $28 as of March 31, 2012 and $20 as of December 31, 2011. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not accounted for on a present value basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a present value basis. Our total liability for these medical and dental benefits totaled $4,116 as of March 31, 2012 and $3,848 as of December 31, 2011. The difference between the discounted and undiscounted medical and dental liability was $274 as of March 31, 2012 and $296 as of December 31, 2011.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 12: Shareholders’ equity

Shares outstanding – Changes in common shares outstanding were as follows:

Quarter Ended March 31, 2012
Balance, December 31, 2011	50,826
Issued	185
Retired	(20)
Balance, March 31, 2012	50,991

Share repurchases – We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 5,257 shares remained available for purchase under this authorization as of March 31, 2012. We did not repurchase any shares during the quarter ended March 31, 2012.

Accumulated other comprehensive loss was comprised of the following:

	Pension and postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized gain on marketable securities, net of tax	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2011	$(62,278)	$(2,931)	$178	$5,630	$(59,401)
Current period other comprehensive income (loss)	439	278	(54)	868	1,531
Balance, March 31, 2012	$(61,839)	$(2,653)	$124	$6,498	$(57,870)

(1) Relates to interest rate locks executed in 2004 and 2002. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

Note 13: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Small Business Services promotes and sells products and services to small businesses via mail and the internet, referrals from financial institutions and telecommunications clients, a network of distributors and dealers, and a direct sales force which focuses on major accounts. These efforts are supplemented by the account development efforts of an outbound telemarketing group. Financial Services' products and services are sold through multiple channels, including a direct sales force, to financial institution clients nationwide, including banks, credit unions and financial services companies. Direct Checks sells products and services directly to consumers using direct response marketing and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 47.2% of our Small Business Services segment's revenue in 2011.

Forms – Our Small Business Services segment provides printed forms to small businesses, including billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. This segment also offers computer forms compatible with accounting software packages commonly used by small businesses. Forms produced by our Financial Services and Direct Checks segments include deposit tickets and check registers.

Accessories and other products – Small Business Services produces products designed to provide small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer check book covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as business cards, greeting cards, brochures and apparel. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability, regulatory and compliance programs.

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2011 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the quarters ended March 31, 2012 and 2011:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2012	$229,595	$90,593	$57,793	$—	$377,981
	2011	200,003	88,014	61,735	—	349,752
Operating income:	2012	38,775	21,920	17,330	—	78,025
	2011	35,770	15,697	15,988	—	67,455
Depreciation and amortization	2012	11,388	3,254	2,455	—	17,097
expense:	2011	11,135	2,753	5,855	—	19,743
Total assets:	2012	824,579	97,561	172,231	315,639	1,410,010
	2011	785,647	60,654	176,207	294,110	1,316,618
Capital asset purchases:	2012	—	—	—	8,996	8,996
	2011	—	—	—	8,422	8,422

Note 14: Supplemental guarantor financial information

In March 2011, we issued $200,000 of long-term notes due March 15, 2019. The notes were issued under a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. These notes are jointly and severally guaranteed on a full and unconditional basis, subject to the release provisions described herein, by certain 100%-owned subsidiaries that guarantee any of our other indebtedness. These subsidiaries also guarantee our obligations under our credit facility and our long-term notes due in 2015. The subsidiary guarantees with respect to the notes due in March 2019 are subject to release upon the occurrence of certain events: the sale of all or substantially all of a subsidiary's assets, when the requirements for defeasance of the guaranteed securities have been satisfied, when the subsidiary is declared an unrestricted subsidiary, or upon satisfaction and discharge of the indenture.

The following condensed supplemental consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors. We made certain immaterial corrections to the 2011 information presented for the guarantor subsidiaries and the non-guarantor subsidiaries. These corrections had no impact on our consolidated financial statements.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet

	March 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$37,170	$5,214	$16,331	$—	$58,715
Trade accounts receivable, net	—	55,044	12,706	—	67,750
Inventories and supplies	—	20,562	2,180	—	22,742
Deferred income taxes	268	5,429	784	—	6,481
Funds held for customers	—	—	40,656	—	40,656
Other current assets	11,589	12,979	5,225	—	29,793
Total current assets	49,027	99,228	77,882	—	226,137
Long-Term Investments	36,692	9,163	—	—	45,855
Property, Plant And Equipment, net	—	93,746	16,949	—	110,695
Assets Held For Sale	—	2,741	—	—	2,741
Intangibles, net	—	150,366	1,675	—	152,041
Goodwill	—	775,044	1,998	—	777,042
Investments In Consolidated Subsidiaries	1,356,862	19,529	—	(1,376,391)	—
Intercompany (Payable) Receivable	(348,183)	386,696	(38,513)	—	—
Other Non-Current Assets	11,879	68,707	14,913	—	95,499
Total Assets	$1,106,277	$1,605,220	$74,904	$(1,376,391)	$1,410,010

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,929	$43,763	$3,618	$—	$58,310
Accrued liabilities	35,483	70,185	45,605	—	151,273
Long-term debt due within one year	85,497	—	—	—	85,497
Total current liabilities	131,909	113,948	49,223	—	295,080
Long-Term Debt	656,524	—	—	—	656,524
Deferred Income Taxes	(26,209)	75,155	3,189	—	52,135
Other Non-Current Liabilities	4,405	59,255	2,963	—	66,623
Total Shareholders' Equity	339,648	1,356,862	19,529	(1,376,391)	339,648
Total Liabilities And Shareholders' Equity	$1,106,277	$1,605,220	$74,904	$(1,376,391)	$1,410,010

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$3,047	$1,522	$24,118	$—	$28,687
Trade accounts receivable, net	—	57,463	11,560	—	69,023
Inventories and supplies	—	19,941	2,102	—	22,043
Deferred income taxes	1,035	5,430	751	—	7,216
Funds held for customers	—	—	44,394	—	44,394
Other current assets	5,851	10,469	4,892	—	21,212
Total current assets	9,933	94,825	87,817	—	192,575
Long-Term Investments	36,338	8,809	—	—	45,147
Property, Plant And Equipment, net	—	96,345	17,066	—	113,411
Assets Held For Sale	—	2,741	—	—	2,741
Intangibles, net	—	155,452	1,887	—	157,339
Goodwill	—	775,044	1,954	—	776,998
Investments In Consolidated Subsidiaries	1,307,149	15,478	—	(1,322,627)	—
Intercompany (Payable) Receivable	(316,876)	360,789	(43,913)	—	—
Other Non-Current Assets	11,758	72,944	15,896	—	100,598
Total Assets	$1,048,302	$1,582,427	$80,707	$(1,322,627)	$1,388,809

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,401	$44,908	$6,385	$—	$64,694
Accrued liabilities	12,272	86,001	51,825	—	150,098
Long-term debt due within one year	85,575	—	—	—	85,575
Total current liabilities	111,248	130,909	58,210	—	300,367
Long-Term Debt	656,131	—	—	—	656,131
Deferred Income Taxes	(27,471)	74,133	3,145	—	49,807
Other Non-Current Liabilities	5,705	70,236	3,874	—	79,815
Total Shareholders' Equity	302,689	1,307,149	15,478	(1,322,627)	302,689
Total Liabilities And Shareholders' Equity	$1,048,302	$1,582,427	$80,707	$(1,322,627)	$1,388,809

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended March 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$2,098	$341,802	$72,027	$(37,946)	$377,981
Cost of goods sold	—	(118,359)	(43,533)	34,405	(127,487)
Gross Profit	2,098	223,443	28,494	(3,541)	250,494
Selling, general and administrative expense, including net restructuring charges	(2,372)	(149,706)	(23,932)	3,541	(172,469)
Operating (Loss) Income	(274)	73,737	4,562	—	78,025
Interest expense	(11,667)	(2,262)	(285)	2,517	(11,697)
Other income (expense)	2,363	(254)	447	(2,517)	39
(Loss) Income Before Income Taxes	(9,578)	71,221	4,724	—	66,367
Income tax benefit (provision)	4,758	(25,560)	(1,486)	—	(22,288)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(4,820)	45,661	3,238	—	44,079
Equity in earnings of consolidated subsidiaries	48,899	3,238	—	(52,137)	—
Net Income	$44,079	$48,899	$3,238	$(52,137)	$44,079

Comprehensive Income	$45,610	$50,147	$4,078	$(54,225)	$45,610

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended March 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$2,128	$314,701	$70,341	$(37,418)	$349,752
Cost of goods sold	—	(111,446)	(41,536)	32,819	(120,163)
Gross Profit	2,128	203,255	28,805	(4,599)	229,589
Selling, general and administrative expense, including net restructuring charges	(4,451)	(139,881)	(22,511)	4,599	(162,244)
Net gain on sale of facility	—	110	—	—	110
Operating (Loss) Income	(2,323)	63,484	6,294	—	67,455
Loss on early debt extinguishment	(6,995)	—	—	—	(6,995)
Interest expense	(12,005)	(2,177)	(294)	2,438	(12,038)
Other income	1,763	459	371	(2,438)	155
(Loss) Income Before Income Taxes	(19,560)	61,766	6,371	—	48,577
Income tax benefit (provision)	8,102	(22,179)	(1,944)	—	(16,021)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(11,458)	39,587	4,427	—	32,556
Equity in earnings of consolidated subsidiaries	44,014	4,427	—	(48,441)	—
Net Income	$32,556	$44,014	$4,427	$(48,441)	$32,556

Comprehensive Income	$34,115	$44,813	$4,983	$(49,796)	$34,115

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Quarter Ended March 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash Provided (Used) By Operating Activities	$15,168	$39,020	$(2,192)	$51,996

Cash Flows From Investing Activities:
Purchases of capital assets	—	(8,609)	(387)	(8,996)
Other	292	(112)	(272)	(92)
Net cash provided (used) by investing activities	292	(8,721)	(659)	(9,088)
Cash Flows From Financing Activities:
Payments for debt issue costs	(1,038)	—	—	(1,038)
Change in book overdrafts	(3,712)	1,084	—	(2,628)
Proceeds from issuing shares under employee plans	2,661	—	—	2,661
Excess tax benefit from share-based employee awards	362	—	—	362
Cash dividends paid to shareholders	(12,760)	—	—	(12,760)
Advances from (to) consolidated subsidiaries	33,150	(27,691)	(5,459)	—
Net cash provided (used) by financing activities	18,663	(26,607)	(5,459)	(13,403)

Effect Of Exchange Rate Change On Cash	—	—	523	523

Net Change In Cash And Cash Equivalents	34,123	3,692	(7,787)	30,028
Cash And Cash Equivalents: Beginning Of Period	3,047	1,522	24,118	28,687
End of Period	$37,170	$5,214	$16,331	$58,715

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Quarter Ended March 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash Provided By Operating Activities	$18,519	$40,142	$2,379	$61,040

Cash Flows From Investing Activities:
Purchases of capital assets	—	(8,080)	(342)	(8,422)
Other	(84)	644	(519)	41
Net cash used by investing activities	(84)	(7,436)	(861)	(8,381)
Cash Flows From Financing Activities:
Net payments on short-term debt	(7,000)	—	—	(7,000)
Payments on long-term debt, including costs of debt reacquisition	(215,030)	—	—	(215,030)
Proceeds from issuing long-term debt	200,000	—	—	200,000
Payments for debt issue costs	(3,280)	—	—	(3,280)
Change in book overdrafts	(264)	(561)	—	(825)
Proceeds from issuing shares under employee plans	5,633	—	—	5,633
Excess tax benefit from share-based employee awards	752	—	—	752
Payments for common shares repurchased	(5,986)	—	—	(5,986)
Cash dividends paid to shareholders	(12,881)	—	—	(12,881)
Advances from (to) consolidated subsidiaries	29,369	(29,163)	(206)	—
Net cash used by financing activities	(8,687)	(29,724)	(206)	(38,617)

Effect Of Exchange Rate Change On Cash	—	—	427	427

Net Change In Cash And Cash Equivalents	9,748	2,982	1,739	14,469
Cash And Cash Equivalents: Beginning Of Period	3,197	683	13,503	17,383
End of Period	$12,945	$3,665	$15,242	$31,852

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to promote and sell a wide range of customized products and services. Over the past 24 months, our Small Business Services segment has provided products and services to over four million small business customers and our Direct Checks segment has provided products and services to more than eight million consumers. Through our Financial Services segment, we provide products and services to approximately 6,000 financial institution clients. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 47.2% of our Small Business Services segment's revenue in 2011.

Forms – Our Small Business Services segment is a leading provider of printed forms to small businesses, including billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. This segment also offers computer forms compatible with accounting software packages commonly used by small businesses. Forms produced by our Financial Services and Direct Checks segments include deposit tickets and check registers.

Accessories and other products – Small Business Services produces products designed to provide small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as business cards, greeting cards, brochures and apparel. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability, regulatory and compliance programs.

Throughout the downturn in the U.S. economy, which began in late 2008, we have focused on capitalizing on transformational opportunities available to us so that we are positioned to deliver increasing revenues and strong operating margins. These opportunities include new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that offer marketing solutions and other services, extend our direct-to-consumer offerings, improve our operating cash flow, and extend the range of products and services we offer to our customers. Throughout the remainder of 2012, we will continue our focus in these areas, with an emphasis on profitable revenue growth, improving our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases with a focus on marketing solutions and other services.

Earnings for the first quarter of 2012, as compared to the first quarter of 2011, benefited from price increases and continuing initiatives to reduce our cost structure, primarily within fulfillment, sales and marketing, as well as lower amortization expense related to previous acquisitions. Additionally, results for 2011 included pre-tax losses of $8.3 million from the retirement of long-term notes, including interest expense of $1.3 million due to the accelerated recognition of a related derivative loss and the settlement of interest rate swaps. These increases in net income were partially offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage and investments in revenue-generating activities.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). There were no significant changes in our strategies during the first quarter of 2012.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2011 Form 10-K, we anticipate that we will realize net cost reductions of approximately $50 million in 2012, as compared to our 2011 results of operations. We are currently on track to realize these savings during 2012. To date, most of our savings are from our sales and marketing and fulfillment organizations.

Outlook for 2012

We anticipate that consolidated revenue will be between $1.445 billion and $1.475 billion for 2012, compared to $1.418 billion for 2011. In Small Business Services, we expect the percentage increase in revenue to be in the high single digits compared to 2011 revenue of $846.4 million, as declines in core business products are expected to be more than offset by benefits from our e-commerce investments, price increases, and growth in our distributor and dealer channel and in our marketing solutions and other services offerings. In Financial Services, we expect the percentage decrease in revenue to be in the low to mid-single digits compared to 2011 revenue of $342.4 million, driven by check order declines of approximately seven to eight percent for the remainder of the year, partially offset by higher revenue per order, a new large customer which began contributing volume early in the first quarter of 2012, and continued contributions from marketing solutions and other services offerings. In Direct Checks, we expect the percentage decrease in revenue to be in the middle to high single digits compared to 2011 revenue of $228.8 million, driven by check usage declines.

We expect that 2012 diluted earnings per share will be between $3.12 and $3.32, including estimated restructuring-related costs of $0.08 per share, compared to $2.80 for 2011, which included total charges of $0.31 per share related to restructuring-related costs, losses on debt retirements, transaction costs related to acquisitions, and an asset impairment charge. We expect that the benefits of our cost reduction activities will be partially offset by continued investments in revenue growth opportunities and increases in material and delivery rates. We estimate that our annual effective tax rate for 2012 will be approximately 33%, the same as in 2011.

We anticipate that net cash provided by operating activities will be between $225 million and $245 million in 2012, compared to $235 million in 2011, driven by higher earnings, offset by higher income tax payments and contributions to our trust used to pay medical benefits. We anticipate contract acquisition payments of approximately $15 million in 2012, and we estimate that capital spending will be approximately $35 million in 2012 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with our credit facility, will be sufficient to support our operations, including capital expenditures, small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. This includes payments of $84.8 million due in December 2012 when a portion of our long-term notes matures. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we have cash flow in excess of these priorities, our focus during 2012 will be on further reducing our debt if we are able to purchase our long-term notes on the open market, and/or we may complete share repurchases to offset the dilutive impact of shares issued under our employee stock incentive plan. Because we had no borrowings on our credit facility during the first quarter of 2012, we may continue to accumulate larger cash and investment balances during 2012 as we prepare to pay the $84.8 million of long-term debt due in December 2012.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Form 10-K. There were no significant changes in these items during the first quarter of 2012.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2012	2011	Change
Revenue	$377,981	$349,752	8.1%
Orders	13,853	13,818	0.3%
Revenue per order	$27.28	$25.31	7.8%

The increase in revenue for the first quarter of 2012, as compared to the first quarter of 2011, was due to price increases in all three segments and incremental revenue generated by the businesses acquired during 2011, as well as growth in marketing solutions and other services and our Small Business Services distributor channel. These revenue increases were partially offset by lower order volume for our personal check businesses and continued pricing pressure on contract renewals within Financial Services.

The number of orders increased slightly for the first quarter of 2012, as compared to the first quarter of 2011, due primarily to growth in marketing solutions and other services and in the Small Business Services distributor channel, offset by the continuing decline in check and forms usage. Revenue per order increased for the first quarter of 2012, as compared to the first quarter of 2011, primarily due to the benefit of price increases and a shift to higher dollar orders as check usage continues to decline, partially offset by continued pricing pressure on contract renewals within Financial Services.

Supplemental information regarding revenue by product and service category is as follows:

	Quarter Ended March 31,
	2012	2011
Checks, including contract settlements	61.5%	64.2%
Forms	13.4%	14.0%
Accessories and other products	9.0%	9.0%
Marketing solutions, including services	11.3%	8.2%
Other services	4.8%	4.6%
Total revenue	100.0%	100.0%

Consolidated Gross Margin

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Gross profit	$250,494	$229,589	9.1%
Gross margin	66.3%	65.6%	0.7 pts.

We evaluate gross margin when analyzing our consolidated results of operations to gain important insight into significant profit drivers. As a significant portion of our revenue is generated from the sale of manufactured and purchased products, we believe the measure of gross margin best demonstrates our manufacturing and distribution performance, as well as the impact of pricing on our profitability. Gross margin is not a complete measure of profitability, as it omits selling, general and administrative (SG&A) expense. However, it is a financial measure which we believe is useful in evaluating our results of operations.

Gross margin increased for the first quarter of 2012, as compared to the first quarter of 2011, due primarily to the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives. Partially offsetting these increases in gross margin were higher delivery rates and material costs in 2012.

Consolidated Selling, General & Administrative Expense

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
SG&A expense	$171,831	$160,817	6.8%
SG&A as a percentage of revenue	45.5%	46.0%	(0.5) pts.

The increase in SG&A expense for the first quarter of 2012, as compared to the first quarter of 2011, was driven primarily by increased Small Business Services commission expense due to increased volume, incremental operating expenses of the businesses we acquired in 2011, investments in revenue-generating initiatives and higher performance-based compensation expense. These increases were partially offset by lower acquisition-related amortization related to previous acquisitions and various expense reduction initiatives within sales, marketing and our shared services organization.

Net Restructuring Charges

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Net restructuring charges	$638	$1,427	$(789)

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including employee and equipment moves, training and travel. Additional restructuring charges of $1.2 million in the first quarter of 2012 and $47 thousand in the first quarter of 2011 were included within cost of goods sold in our consolidated statements of comprehensive income. Further information can be found under Restructuring Costs.

Loss on Early Debt Extinguishment

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Loss on early debt extinguishment	$—	$6,995	$(6,995)

During the first quarter of 2011, we retired $205.5 million of long-term notes, realizing a pre-tax loss of $7.0 million. We may retire additional debt, depending on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Interest expense	$11,697	$12,038	(2.8%)
Weighted-average debt outstanding	738,347	744,520	(0.8%)
Weighted-average interest rate	5.78%	5.37%	0.41 pts.

The decrease in interest expense for the first quarter of 2012, as compared to the first quarter of 2011, was due, in part, to charges of $1.3 million in the first quarter of 2011 driven by the retirement of long-term notes. The debt retirements required that we accelerate the recognition of a portion of a derivative loss, and we recognized expense related to the settlement of a portion of our interest rate swap agreements. Our lower average debt level in 2012 also contributed to the decrease in interest expense. These decreases in interest expense were partially offset by our higher average interest rate in 2012, as we had no draws on our credit facility during the first quarter of 2012.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Income tax provision	$22,288	$16,021	39.1%
Effective tax rate	33.6%	33.0%	0.6 pts.

The increase in our effective tax rate for the first quarter of 2012, as compared to the first quarter of 2011, was primarily due to a number of minor discrete credits to income tax expense in 2011, which collectively decreased our tax rate by 0.6 points.

RESTRUCTURING COSTS

During the first quarter of 2012, we recorded net restructuring charges of $1.9 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $1.5 million. The restructuring accruals included charges of $2.0 million related to severance for employee reductions in various functional areas as we continue to reduce costs, including the planned closing of one of our printing facilities in the fourth quarter of 2012. The restructuring accruals included severance benefits for approximately 145 employees. These charges were reduced by the reversal of $0.5 million of restructuring accruals recorded in previous years, as fewer employees received severance benefits than originally estimated. The majority of the employee reductions included in our restructuring accruals are expected to be completed by the first quarter of 2012, and we expect most of the related severance payments to be paid by the third quarter of 2013, utilizing cash from operations.

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

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $4 million in cost of goods sold and $3 million in SG&A expense in 2012, in comparison to our 2011 results of operations, which represents a portion of the estimated $50 million of total net cost reductions we expect to realize in 2012. Expense reductions consist primarily of labor and facility costs.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Revenue	$229,595	$200,003	14.8%
Operating income	38,775	35,770	8.4%
Operating margin	16.9%	17.9%	(1.0) pts.

The increase in revenue for the first quarter of 2012, as compared to the first quarter of 2011, was due primarily to price increases, incremental revenue of $7.7 million from the acquisition of PsPrint completed in July 2011, and growth in marketing solutions and other services revenue, in our distributor channel and in business check revenue. Partially offsetting these increases was the continuing decline in forms usage.

The increase in operating income for the first quarter of 2012, as compared to the first quarter of 2011, was due to price increases, lower amortization related to acquisitions completed in previous years, and growth in marketing solutions and other services revenue. Partially offsetting these increases in operating income were investments in revenue-generating initiatives, increases in delivery rates and material costs in 2012 and higher performance-based compensation expense. Operating margin decreased for the first quarter of 2012, as compared to the first quarter of 2011, as the increase in commissions, expenses associated with the PsPrint acquisition and investments in revenue-generating initiatives were only partially offset by the benefits of price increases and our cost reduction initiatives.

Financial Services

Financial Services' products and services are sold through multiple channels, including a direct sales force. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Revenue	$90,593	$88,014	2.9%
Operating income	21,920	15,697	39.6%
Operating margin	24.2%	17.8%	6.4 pts.

The increase in revenue for the first quarter of 2012, as compared to the first quarter of 2011, was due to price increases, revenue from the Banker's Dashboard acquisition completed in April 2011 and growth in marketing solutions and other services. Partially offsetting these revenue increases was a decrease in order volume resulting primarily from the continued decline in check usage, as well as continuing competitive pricing pressure on contract renewals.

Operating income and operating margin increased for the first quarter of 2012, as compared to the first quarter of 2011, primarily due to price increases and the benefit of our various cost reduction initiatives. These increases in operating income and operating margin were partially offset by increased delivery rates and material costs in 2012, as well as business development investments and higher performance-based compensation expense.

Direct Checks

Direct Checks sells products and services directly to consumers using direct response marketing and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Revenue	$57,793	$61,735	(6.4%)
Operating income	17,330	15,988	8.4%
Operating margin	30.0%	25.9%	4.1 pts.

The decrease in revenue for the first quarter of 2012, as compared to the first quarter of 2011, was due to a reduction in orders stemming from the decline in check usage. Partially offsetting this revenue decrease was higher revenue per order, partly due to price increases.

The increase in operating income and operating margin for the first quarter of 2012, as compared to the first quarter of 2011, was due primarily to lower amortization related to the Custom Direct acquisition and benefits of our cost reduction initiatives. These increases in operating income and operating margin were partially offset by lower order volume, increased delivery rates and material costs in 2012 and higher performance-based compensation expense.

CASH FLOWS AND LIQUIDITY

As of March 31, 2012, we held cash and cash equivalents of $58.7 million. The following table shows our cash flow activity for the quarters ended March 31, 2012 and 2011, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Net cash provided by operating activities	$51,996	$61,040	$(9,044)
Net cash used by investing activities	(9,088)	(8,381)	(707)
Net cash used by financing activities	(13,403)	(38,617)	25,214
Effect of exchange rate change on cash	523	427	96
Net change in cash and cash equivalents	$30,028	$14,469	$15,559

The $9.0 million decrease in cash provided by operating activities for the first quarter of 2012, as compared to the first quarter of 2011, was due primarily to a planned $7.8 million increase in contributions to our trust used to pay for medical benefits, as well as increases in contract acquisition, interest and income tax payments. Interest payments increased because an interest payment was made in the first quarter of the year on the debt we issued in March 2011, while interest on the debt we retired in March 2011 was paid later in the year. These decreases in cash provided by operating activities were partially offset by cash provided by earnings driven by benefits from price increases and our cost reduction initiatives, as well as a $7.8 million decrease in pension contributions and employee profit sharing/cash bonus payments related to our 2011 performance. We discontinued our defined contribution pension plan effective with the 2011 plan year. As such, the contribution made to this plan in early 2011 for the 2010 plan year was our last contribution to this plan.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Pension contributions and employee profit sharing/cash bonus payments	$19,375	$27,165	$(7,790)
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	19,052	11,300	7,752
Contract acquisition payments	9,357	4,515	4,842
Income tax payments	7,196	3,783	3,413
Interest payments	7,077	2,765	4,312
Severance payments	2,547	2,043	504

Net cash used by investing activities in the first quarter of 2012 was $0.7 million higher than the first quarter of 2011 driven by slightly higher purchases of capital assets in 2012. Net cash used by financing activities in the first quarter of 2012 was $25.2 million lower than the first quarter of 2011 due primarily to $222.0 million of payments on debt in 2011, partially offset by proceeds from issuing long-term debt of $200.0 million in 2011.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Proceeds from issuing long-term debt	$—	$200,000	$(200,000)
Proceeds from issuing shares under employee plans	2,661	5,633	(2,972)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2012	2011	Change
Payments on long-term debt, including costs of debt reacquisition	$—	$215,030	$(215,030)
Cash dividends paid to shareholders	12,760	12,881	(121)
Purchases of capital assets	8,996	8,422	574
Net payments on short-term debt	—	7,000	(7,000)
Payments for common shares repurchased	—	5,986	(5,986)
Payments for debt issue costs	1,038	3,280	(2,242)

We anticipate that net cash provided by operating activities will be between $225 million and $245 million in 2012, compared to $235 million in 2011, driven by higher earnings offset by higher income tax payments and contributions to our trust used to pay medical benefits. We anticipate that cash generated by operating activities in 2012 will be utilized for payments of $84.8 million due in December 2012 when a portion of our long-term notes matures, dividend payments of approximately $50 million, capital expenditures of approximately $35 million, additional debt reduction if we are able to purchase our long-term notes on the open market, share repurchases, and possibly additional small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We had $191.5 million available for borrowing under our credit facility as of March 31, 2012. We believe that cash generated by operating activities, along with our credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures, possible small-to-medium-sized acquisitions, required debt service and dividend payments.

CAPITAL RESOURCES

Our total debt was $742.0 million as of March 31, 2012, an increase of $0.3 million from December 31, 2011. We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and 2014. As of March 31, 2012, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of March 31, 2012 included a $3.9 million increase related to adjusting the hedged debt for changes in its fair value. As of December 31, 2011, this fair value adjustment was an increase of $3.6 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 5: Derivative financial instruments” and “Note 10: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2011 Form 10-K.

Our capital structure for each period was as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$455,469	6.9%	$455,466	6.9%	$3
Floating interest rate	286,552	3.9%	286,240	3.9%	312
Total debt	742,021	5.8%	741,706	5.8%	315
Shareholders’ equity	339,648		302,689		36,959
Total capital	$1,081,669		$1,044,395		$37,274

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 5.3 million shares remained available for purchase under this authorization as of March 31, 2012. No shares were repurchased during the first quarter of 2012. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or by other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2011, we had a $200.0 million credit facility, which was scheduled to expire in March 2013. In February 2012, we modified the terms of this credit facility, extending its term to February 2017. Additionally, we lowered the commitment fee to a range of 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of March 31, 2012 and we expect to remain in compliance with all debt covenants throughout the next 12 months.

Amounts outstanding under our credit facility were as follows:

(in thousands)	Quarter Ended March 31, 2012	Year Ended December 31, 2011
Daily average amount outstanding	$—	$21,655
Weighted-average interest rate	—	3.03%

No amounts were outstanding under our credit facility as of March 31, 2012 or December 31, 2011. As of March 31, 2012, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Outstanding letters of credit	(8,535)
Net available for borrowing as of March 31, 2012	$191,465

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $9.4 million for the first quarter of 2012 and $4.5 million for the first quarter of 2011. We anticipate cash payments of approximately $15 million in 2012. Changes in contract acquisition costs during the first quarters of 2012 and 2011 were as follows:

	Quarter Ended March 31,
(in thousands)	2012	2011
Balance, beginning of year	$55,076	$57,476
Additions	520	143
Amortization	(4,379)	(4,427)
Other	(149)	(85)
Balance, end of period	$51,068	$53,107

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $4.1 million as of March 31, 2012 and $13.1 million as of December 31, 2011. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $7.5 million as of March 31, 2012 and December 31, 2011.

Foreign cash and investments - As of March 31, 2012, our subsidiaries located in Canada held cash and marketable securities of $19.2 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate the cash and marketable securities into the U.S., we would incur a U.S. tax liability of approximately $4 million.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any likely liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 11: Other commitments and contingencies” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in the Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2011 Form 10-K. There were no significant changes in these obligations during the first quarter of 2012.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the quarter ended March 31, 2012 or during 2011.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2011 Form 10-K. There were no changes in these policies during the first quarter of 2012.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during the first quarter of 2012 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

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

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. Known material risks are discussed in Item 1A of the 2011 Form 10-K and are incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2012, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing December 2012, including increase of $688 related to the cumulative change in fair value of hedged debt	$85,497	$86,161	3.3%
Long-term notes maturing October 2014, including increase of $3,166 related to the cumulative change in fair value of hedged debt	256,524	260,471	4.3%
Long-term notes maturing June 2015	200,000	206,000	7.4%
Long-term notes maturing March 2019	200,000	207,750	7.0%
Total debt	$742,021	$760,382	5.8%

(1) Fair value is based on quoted market prices as of March 31, 2012 for identical liabilities when traded as assets.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and 2014. As of March 31, 2012, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of March 31, 2012 included a $3.9 million increase related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness can be found under the caption “Note 6: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $0.7 million change in interest expense for the first quarter of 2012, excluding any hedge ineffectiveness related to our interest rate swaps.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). There have been no significant changes to these risk factors since we filed the 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 5.3 million shares remained available for purchase under this authorization as of March 31, 2012.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2012, we withheld 12,193 shares in conjunction with the vesting and exercise of equity-based awards.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

We held our annual shareholders meeting on May 2, 2012.

42,804,700 shares were represented (84.0% of the 50,981,545 shares outstanding and entitled to vote at the meeting). Five items were considered at the meeting, and the results of the voting were as follows:

(1) Election of Directors:

Shareholders were asked to elect nine directors to hold office until the 2013 annual meeting of shareholders. The nominees for director were: Ronald C. Baldwin, Charles A. Haggerty, Don J. McGrath, Cheryl E. Mayberry McKissack, Neil J. Metviner, Stephen P. Nachtsheim, Mary Ann O'Dwyer, Martyn R. Redgrave and Lee J. Schram. The results were as follows:

	For	Withheld	Broker non-vote
Ronald C. Baldwin	35,871,012	1,380,108	5,553,580
Charles A. Haggerty	35,575,303	1,675,817	5,553,580
Don J. McGrath	35,867,980	1,383,140	5,553,580
Cheryl E. Mayberry McKissack	35,827,460	1,423,660	5,553,580
Neil J. Metviner	35,869,133	1,381,987	5,553,580
Stephen P. Nachtsheim	35,819,069	1,432,051	5,553,580
Mary Ann O'Dwyer	35,874,661	1,376,459	5,553,580
Martyn R. Redgrave	35,830,307	1,420,813	5,553,580
Lee J. Schram	35,824,745	1,426,375	5,553,580

(2) A non-binding resolution to approve the compensation of our named executive officers, as described in the proxy statement filed in connection with the annual meeting (or “say-on-pay vote”):

For:	35,490,859
Against:	1,529,157
Abstain:	231,104
Broker non-vote:	5,553,580

(3) Approval of the Deluxe Corporation 2012 Annual Incentive Plan:

For:	35,944,747
Against:	1,097,612
Abstain:	208,761
Broker non-vote:	5,553,580

(4) Approval of the Deluxe Corporation 2012 Long-Term Incentive Plan:

For:	34,279,564
Against:	2,772,657
Abstain:	198,899
Broker non-vote:	5,553,580

(5) Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2012:

For:	42,105,957
Against:	283,299
Abstain:	415,444

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)	*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2012 and 2011, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2012, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011, and (v) Condensed Notes to Unaudited Consolidated Financial Statements**
Furnished herewith
___________________
* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 4, 2012	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2012	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2012 and 2011, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2012, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011, and (v) Condensed Notes to Unaudited Consolidated Financial Statements