Form 10-Q
period 2012-06-30
DELUXE CORP
filed 2012-08-03
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 24, 2012 was 50,555,181.

PART I − FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$45,131	$28,687
Trade accounts receivable (net of allowances for uncollectible accounts of $3,601 and $4,007, respectively)	69,283	69,023
Inventories and supplies	23,813	22,043
Deferred income taxes	6,809	7,216
Funds held for customers	42,000	44,394
Other current assets	34,047	21,212
Total current assets	221,083	192,575
Long-Term Investments (including $2,035 and $2,165 of investments at fair value, respectively)	46,126	45,147
Property, Plant And Equipment (net of accumulated depreciation of $358,941 and $352,842, respectively)	108,223	113,411
Assets Held For Sale	—	2,741
Intangibles (net of accumulated amortization of $451,472 and $433,335, respectively)	161,491	157,339
Goodwill	789,742	776,998
Other Non-Current Assets	95,529	100,598
Total Assets	$1,422,194	$1,388,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60,705	$64,694
Accrued liabilities	142,984	150,098
Long-term debt due within one year	85,296	85,575
Total current liabilities	288,985	300,367
Long-Term Debt	656,847	656,131
Deferred Income Taxes	54,265	49,807
Other Non-Current Liabilities	63,180	79,815
Commitments And Contingencies (Notes 10 and 11)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2012 – 50,541; 2011 – 50,826)	50,541	50,826
Additional paid-in capital	49,981	55,838
Retained earnings	316,344	255,426
Accumulated other comprehensive loss	(57,949)	(59,401)
Total shareholders’ equity	358,917	302,689
Total Liabilities And Shareholders’ Equity	$1,422,194	$1,388,809

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$371,014	$346,274	$748,996	$696,026
Cost of goods sold, including net restructuring charges	(127,594)	(120,687)	(255,082)	(240,849)
Gross Profit	243,420	225,587	493,914	455,177
Selling, general and administrative expense	(167,718)	(157,526)	(339,549)	(318,344)
Net restructuring charges	(1,998)	(4,075)	(2,636)	(5,502)
Net (loss) gain on sale of facility	(128)	—	(128)	110
Operating Income	73,576	63,986	151,601	131,441
Loss on early debt extinguishment	—	—	—	(6,995)
Interest expense	(11,356)	(12,054)	(23,053)	(24,092)
Other income (expense)	317	(69)	356	86
Income Before Income Taxes	62,537	51,863	128,904	100,440
Income tax provision	(20,275)	(16,390)	(42,563)	(32,411)
Net Income	$42,262	$35,473	$86,341	$68,029

Comprehensive Income	$42,183	$36,365	$87,793	$70,480

Basic Earnings Per Share	$0.83	$0.69	$1.69	$1.32
Diluted Earnings Per Share	0.82	0.68	1.68	1.31

Cash Dividends Per Share	$0.25	$0.25	$0.50	$0.50

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares par value(1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2011	$50,826	$55,838	$255,426	$(59,401)	$302,689
Net income	—	—	86,341	—	86,341
Cash dividends	—	—	(25,423)	—	(25,423)
Common shares issued	249	3,015	—	—	3,264
Tax impact of share-based awards	—	170	—	—	170
Common shares repurchased	(509)	(11,490)	—	—	(11,999)
Other common shares retired	(25)	(595)	—	—	(620)
Fair value of share-based compensation	—	3,043	—	—	3,043
Other comprehensive income (Note 12)	—	—	—	1,452	1,452
Balance, June 30, 2012	$50,541	$49,981	$316,344	$(57,949)	$358,917

(1) As the par value of our common shares is $1.00 per share, the number of shares associated with the transactions presented here is equivalent to the related par value. See Note 12 for share information.

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

		Six Months Ended June 30,
		2012	2011
	Cash Flows From Operating Activities:
	Net income	$86,341	$68,029
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation	10,130	10,584
	Amortization of intangibles	23,304	28,099
	Amortization of contract acquisition costs	8,546	8,665
	Deferred income taxes	4,110	2,345
	Employee share-based compensation expense	3,404	3,127
	Loss on early debt extinguishment	—	6,995
	Other non-cash items, net	4,885	6,389
	Changes in assets and liabilities, net of effect of acquisitions:
	Trade accounts receivable	(28)	(304)
	Inventories and supplies	(2,580)	(144)
	Other current assets	(6,257)	(4,565)
	Non-current assets	1,295	3,116
	Accounts payable	(2,948)	1,566
	Contract acquisition payments	(10,516)	(5,615)
	Other accrued and non-current liabilities	(19,777)	(24,105)
	Net cash provided by operating activities	99,909	104,182
	Cash Flows From Investing Activities:
	Purchases of capital assets	(17,334)	(19,296)
	Payments for acquisitions, net of cash acquired	(28,459)	(36,754)
	Loans to distributors	(3,150)	—
	Other	3,211	740
	Net cash used by investing activities	(45,732)	(55,310)
	Cash Flows From Financing Activities:
	Net proceeds from short-term debt	—	6,000
	Payments on long-term debt, including costs of debt reacquisition	—	(215,030)
	Proceeds from issuing long-term debt	—	200,000
	Payments for debt issue costs	(1,163)	(3,429)
	Change in book overdrafts	(2,652)	(905)
	Proceeds from issuing shares under employee plans	2,873	6,514
	Excess tax benefit from share-based employee awards	443	1,313
	Payments for common shares repurchased	(11,999)	(17,986)
	Cash dividends paid to shareholders	(25,423)	(25,663)
	Net cash used by financing activities	(37,921)	(49,186)

	Effect Of Exchange Rate Change On Cash	188	557

	Net Change In Cash And Cash Equivalents	16,444	243
Cash And Cash Equivalents:	Beginning Of Period	28,687	17,383
	End Of Period	$45,131	$17,626

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of June 30, 2012, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2012 and 2011, the consolidated statement of shareholders' equity for the six months ended June 30, 2012, and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited. The consolidated balance sheet as of December 31, 2011 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

On January 1, 2012, we adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRSs. The new guidance changes some fair value measurement principles and disclosure requirements. The changes in fair value measurement principles relate primarily to financial assets and did not affect the fair value measurements presented in this report on Form 10-Q. The fair value disclosures required by the new standard are presented in Note 7: Fair value measurements.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

	June 30, 2012	December 31, 2011
Raw materials	$5,521	$5,566
Semi-finished goods	8,653	8,273
Finished goods	6,579	5,301
Supplies, primarily production	3,060	2,903
Inventories and supplies	$23,813	$22,043

Available-for-sale securities – Available-for-sale securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	June 30, 2012
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market securities (cash equivalents)	$21,180	$—	$—	$21,180
Canadian and provincial government securities (funds held for customers)(1)	5,277	228	—	5,505
Money market securities (other current assets)	2,024	—	—	2,024
Total available-for-sale securities	$28,481	$228	$—	$28,709

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2012, also included cash of $36,495.

	December 31, 2011
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market securities	$3	$—	$—	$3
Canadian and provincial government securities	5,172	243	—	5,415
Available-for-sale securities (funds held for customers)(1)	5,175	243	—	5,418
Money market securities (other current assets)	2,001	—	—	2,001
Total available-for-sale securities	$7,176	$243	$—	$7,419

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2011, also included cash of $38,976.

Expected maturities of available-for-sale securities as of June 30, 2012 were as follows:

Fair value
Due in one year or less	$23,280
Due in two to five years	1,905
Due in six to ten years	3,524
Total available-for-sale securities	$28,709

Further information regarding the fair value of available-for-sale securities can be found in Note 7: Fair value measurements.

Assets held for sale – Assets held for sale as of December 31, 2011 consisted of our facility located in Thorofare, New Jersey, which was closed in April 2009. This facility was sold during the quarter ended June 30, 2012 for net cash proceeds of $2,613, realizing a net pre-tax loss of $128.

Intangibles – Intangibles were comprised of the following:

	June 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	427,030	(361,214)	65,816	410,905	(345,145)	65,760
Customer lists/relationships	58,872	(25,873)	32,999	52,542	(26,059)	26,483
Distributor contracts	30,900	(29,098)	1,802	30,900	(28,198)	2,702
Trade names	68,561	(28,017)	40,544	67,661	(25,958)	41,703
Other	8,500	(7,270)	1,230	9,566	(7,975)	1,591
Amortizable intangibles	593,863	(451,472)	142,391	571,574	(433,335)	138,239
Intangibles	$612,963	$(451,472)	$161,491	$590,674	$(433,335)	$157,339

Total amortization of intangibles was $11,315 for the quarter ended June 30, 2012 and $13,515 for the quarter ended June 30, 2011. Amortization of intangibles was $23,304 for the six months ended June 30, 2012 and $28,099 for the six months ended June 30, 2011. Based on the intangibles in service as of June 30, 2012, estimated future amortization expense is as follows:

Estimated amortization expense
Remainder of 2012	$21,415
2013	34,218
2014	22,156
2015	10,906
2016	7,728

Goodwill – Changes in goodwill during the six months ended June 30, 2012 were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2011:
Goodwill, gross	$621,314	$27,178	$148,506	$796,998
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	601,314	27,178	148,506	776,998
Acquisition of OrangeSoda, Inc. (see Note 5)	12,735	—	—	12,735
Currency translation adjustment	9	—	—	9
Balance, June 30, 2012:
Goodwill, gross	634,058	27,178	148,506	809,742
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$614,058	$27,178	$148,506	$789,742

Other non-current assets – Other non-current assets were comprised of the following:

	June 30, 2012	December 31, 2011
Contract acquisition costs	$48,906	$55,076
Loans and notes receivable from distributors	14,314	11,148
Deferred advertising costs	14,043	15,599
Other	18,266	18,775
Other non-current assets	$95,529	$100,598

Changes in contract acquisition costs during the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
Balance, beginning of year	$55,076	$57,476
Additions(1)	2,668	1,770
Amortization	(8,546)	(8,665)
Other	(292)	(170)
Balance, end of period	$48,906	$50,411

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $10,516 for the six months ended June 30, 2012 and $5,615 for the six months ended June 30, 2011.

Accrued liabilities – Accrued liabilities were comprised of the following:

	June 30, 2012	December 31, 2011
Funds held for customers	$41,284	$43,829
Employee profit sharing/cash bonus	22,297	23,783
Customer rebates	20,122	20,969
Wages, including vacation	12,657	4,995
Interest	8,737	8,760
Contract acquisition costs due within one year	5,152	13,070
Restructuring due within one year (see Note 8)	3,766	5,946
Other	28,969	28,746
Accrued liabilities	$142,984	$150,098

Other non-current liabilities – Other non-current liabilities were comprised of the following:

	June 30, 2012	December 31, 2011
Pension and postretirement benefit plans	$36,458	$48,859
Contract acquisition costs	7,305	7,455
Unrecognized tax benefits, including interest and penalties	6,750	7,570
Other	12,667	15,931
Other non-current liabilities	$63,180	$79,815

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings per share – basic:
Net income	$42,262	$35,473	$86,341	$68,029
Income allocated to participating securities	(287)	(211)	(575)	(325)
Income available to common shareholders	$41,975	$35,262	$85,766	$67,704
Weighted-average shares outstanding	50,737	51,175	50,796	51,221
Earnings per share – basic	$0.83	$0.69	$1.69	$1.32

Earnings per share – diluted:
Net income	$42,262	$35,473	$86,341	$68,029
Income allocated to participating securities	(286)	(98)	(573)	(160)
Re-measurement of share-based awards classified as liabilities	23	(23)	35	13
Income available to common shareholders	$41,999	$35,352	$85,803	$67,882
Weighted-average shares outstanding	50,737	51,175	50,796	51,221
Dilutive impact of potential common shares	249	513	273	489
Weighted-average shares and potential common shares outstanding	50,986	51,688	51,069	51,710
Earnings per share – diluted	$0.82	$0.68	$1.68	$1.31

Antidilutive options excluded from calculation	2,010	1,449	2,010	1,449

Note 5: Acquisitions

In May 2012, we acquired all of the outstanding stock of OrangeSoda, Inc., a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses, in a cash transaction for $26,634, net of cash acquired. We funded the acquisition with cash on hand. The preliminary allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $12,735. We expect to finalize the allocation of the purchase price during the third quarter of 2012 when the working capital adjustment required by the purchase agreement and our valuation of deferred income taxes is finalized. This acquisition resulted in the recognition of goodwill as we expect to accelerate revenue growth in marketing solutions and other services by combining our capabilities with OrangeSoda's solutions, tools, platform and market presence. Transaction costs related to this acquisition were expensed as incurred and were not significant to our consolidated statements of comprehensive income for the quarter and six months ended June 30, 2012. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

Intangible assets acquired in the OrangeSoda acquisition consisted primarily of customer relationships with an aggregate value of $10,200 and a weighted-average useful life of 9 years, internal-use software valued at $3,300 with a useful life of 5 years, and a trade name valued at $900 with a useful life of 5 years. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7.

During the six months ended June 30, 2012, we acquired the operations of small business distributors for aggregate cash payments of $1,825. The assets acquired consisted primarily of customer lists and inventory, a portion of which was sold to Safeguard® distributors during the six months ended June 30, 2012. We entered into notes receivable upon the sale of the assets, and we recognized no gains or losses on these dispositions.

Note 6: Derivative financial instruments

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness in each period is presented in Note 7. The fair value of the interest rate swaps related to our debt due in 2012 is included in other current assets on the consolidated balance sheets. The fair value of the interest rate swaps related to our debt due in 2014 is included in other non-current assets on the consolidated balance sheets.

Information regarding interest rate swaps as of June 30, 2012 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$84,847	$913	$474
Fair value hedge related to long-term debt due in 2014	198,000	4,190	3,475
Total fair value hedges	$282,847	$5,103	$3,949

Information regarding interest rate swaps as of December 31, 2011 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$84,847	$1,309	$780
Fair value hedge related to long-term debt due in 2014	198,000	3,230	2,788
Total fair value hedges	$282,847	$4,539	$3,568

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

Note 7: Fair value measurements

2012 acquisitions – For all business combinations, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during the quarter ended June 30, 2012 (see Note 5) were comprised primarily of customer relationships, a trade name and internal-use software associated with the acquisition of OrangeSoda, Inc. The fair value of the customer relationships was estimated using the multi-period excess earnings method and the cost method. Assumptions used in these calculations included same-customer revenue growth rates, management's estimates of the costs to obtain and retain customers, and estimated annual customer retention rates based on the acquiree's historical information. The aggregate calculated fair value of the customer relationships was $10,200, which is being amortized over a weighted-average useful life of 9 years using an accelerated method. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software was $3,300, which is being amortized on the straight-line basis over 5 years. The fair value of the trade name was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for the acquired operations. The calculated fair value of the trade name was $900, which is being amortized on the straight-line basis over 5 years.

Recurring fair value measurements – Cash and cash equivalents as of June 30, 2012 include available-for-sale marketable securities (see Note 3). These securities consist of investments in various money market funds which are traded in active markets. As such, the fair value of these investments is determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or six months ended June 30, 2012.

Funds held for customers include available-for-sale marketable securities (see Note 3). These securities consist primarily of a mutual fund investment which invests in Canadian and provincial government securities. The fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not significant for the quarters or six months ended June 30, 2012 and 2011. The cost of securities sold is determined using the average cost method.

Other current assets include available-for-sale marketable securities (see Note 3). These securities consist of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or six months ended June 30, 2012 and 2011.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments on the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense on the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense on the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. Realized gains recognized during the quarters and six months ended June 30, 2012 and 2011 were not significant. We recognized a net unrealized loss on the investment in mutual funds of $105 during the quarter ended June 30, 2012 and a net unrealized gain of $63 during the quarter ended June 30, 2011. We recognized a net unrealized gain of $6 during the six months ended June 30, 2012 and $243 during the six months ended June 30, 2011.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain (loss) from derivatives	$322	$771	$563	$(274)
Loss from change in fair value of hedged debt	(288)	(928)	(769)	(323)
Net decrease (increase) in interest expense	$34	$(157)	$(206)	$(597)

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of June 30, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Marketable securities (cash equivalents)	$21,180	$21,180	$—	$—
Marketable securities (funds held for customers)	5,505	—	5,505	$—
Marketable securities (other current assets)	2,024	—	2,024	—
Long-term investment in mutual funds	2,035	2,035	—	—
Derivative assets	5,103	—	5,103	—

		Fair value measurements using
	Fair value as of December 31, 2011	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Marketable securities (funds held for customers)	$5,418	$—	$5,418	$—
Marketable securities (other current assets)	2,001	—	2,001	—
Long-term investment in mutual funds	2,165	2,165	—	—
Derivative assets	4,539	—	4,539	—

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

Loans and notes receivable from distributors – We have receivables for loans made to our Safeguard® distributors. In addition, during both 2012 and 2011, we acquired the operations of several small business distributors which we then sold to our Safeguard distributors. In most cases, we entered into notes receivable upon the sale of the assets to the distributors. The fair value of these receivables is calculated as the present value of expected future cash flows, discounted using an estimated interest rate based on published bond yields for companies of similar risk.

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

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	June 30, 2012		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$23,951	$23,951	$23,951	$—	$—
Cash (funds held for customers)	36,495	36,495	36,495	—	—
Loans and notes receivable from distributors	15,563	14,055	—	—	14,055
Long-term debt, including portion due within one year	742,143	764,969	764,969	—	—

			Fair value measurements using
	December 31, 2011		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$28,687	$28,687	$28,687	$—	$—
Cash (funds held for customers)	38,976	38,976	38,976	—	—
Loans and notes receivable from distributors	11,940	10,616	—	—	10,616
Long-term debt, including portion due within one year	741,706	738,157	544,657	193,500	—

Note 8: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Severance accruals	$1,044	$2,027	$3,036	$2,823
Severance reversals	(443)	(171)	(908)	(909)
Net restructuring accruals	601	1,856	2,128	1,914
Other costs	1,320	2,748	1,670	4,164
Net restructuring charges	$1,921	$4,604	$3,798	$6,078

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$(77)	$529	$1,162	$576
Operating expenses	1,998	4,075	2,636	5,502
Net restructuring charges	$1,921	$4,604	$3,798	$6,078

2012 restructuring charges – During the quarter ended June 30, 2012, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, including the planned closing of a printing facility by early 2013 and the planned closing of two customer call centers during the third quarter of 2012. Restructuring charges for the six months ended June 30, 2012 also included severance charges related to the planned closing of a printing facility in the fourth quarter of 2012. The restructuring accruals included severance benefits for approximately 50 employees for the quarter ended June 30, 2012 and severance benefits for approximately 195 employees for the six months ended June 30, 2012. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

2011 restructuring charges – During the quarter and six months ended June 30, 2011, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continued to reduce costs. The restructuring accruals included severance benefits for approximately 70 employees for the quarter ended June 30, 2011 and severance benefits for approximately 90 employees for the six months ended June 30, 2011. These charges were reduced by the reversal of restructuring accruals, recorded primarily in 2010, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $3,766 as of June 30, 2012 are reflected in the consolidated balance sheet as accrued liabilities. Restructuring accruals of $6,032 as of December 31, 2011 are reflected in the consolidated balance sheet as accrued liabilities of $5,946 and other non-current liabilities of $86. The majority of the employee reductions are expected to be completed by the end of 2012 , and we expect most of the related severance payments to be paid by mid-2013, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through May 2013. As of June 30, 2012, approximately 225 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

As of June 30, 2012, accruals for our restructuring initiatives, summarized by year, were as follows:

	2009 initiatives	2010 initiatives	2011 initiatives	2012 initiatives	Total
Balance, December 31, 2011	$184	$781	$5,067	$—	$6,032
Restructuring charges	11	9	262	2,754	3,036
Restructuring reversals	—	(189)	(672)	(47)	(908)
Payments	(157)	(373)	(3,082)	(782)	(4,394)
Balance, June 30, 2012	$38	$228	$1,575	$1,925	$3,766
Cumulative amounts:
Restructuring charges	$11,035	$9,724	$9,056	$2,754	$32,569
Restructuring reversals	(1,670)	(1,511)	(1,283)	(47)	(4,511)
Payments	(9,327)	(7,985)	(6,198)	(782)	(24,292)
Balance, June 30, 2012	$38	$228	$1,575	$1,925	$3,766

As of June 30, 2012, the components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2011	$887	$1,397	$744	$2,647	$69	$288	$6,032
Restructuring charges	891	166	162	1,817	—	—	3,036
Restructuring reversals	(72)	(124)	(75)	(637)	—	—	(908)
Inter-segment transfer	184	(184)	(40)	40	—	—	—
Payments	(1,466)	(979)	(7)	(1,774)	(66)	(102)	(4,394)
Balance, June 30, 2012	$424	$276	$784	$2,093	$3	$186	$3,766
Cumulative amounts(1):
Restructuring charges	$9,888	$6,000	$3,445	$12,363	$364	$509	$32,569
Restructuring reversals	(1,621)	(839)	(267)	(1,784)	—	—	(4,511)
Inter-segment transfer	309	50	(38)	(321)	—	—	—
Payments	(8,152)	(4,935)	(2,356)	(8,165)	(361)	(323)	(24,292)
Balance, June 30, 2012	$424	$276	$784	$2,093	$3	$186	$3,766

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

Pension and postretirement benefit expense for the quarters ended June 30, 2012 and 2011 consisted of the following components:

	Postretirement benefit plan		Pension plan
	2012	2011	2012	2011
Interest cost	$1,478	$1,667	$37	$41
Expected return on plan assets	(1,950)	(1,963)	—	—
Amortization of prior service credit	(764)	(936)	—	—
Amortization of net actuarial losses	1,467	1,354	2	—
Net periodic benefit expense	$231	$122	$39	$41

Pension and postretirement benefit expense for the six months ended June 30, 2012 and 2011 consisted of the following components:

	Postretirement benefit plan		Pension plan
	2012	2011	2012	2011
Interest cost	$2,956	$3,334	$74	$82
Expected return on plan assets	(3,901)	(3,926)	—	—
Amortization of prior service credit	(1,528)	(1,871)	—	—
Amortization of net actuarial losses	2,935	2,708	4	—
Net periodic benefit expense	$462	$245	$78	$82

Note 10: Debt

Debt outstanding was comprised of the following:

	June 30, 2012	December 31, 2011
5.125% senior, unsecured notes due October 1, 2014, net of discount(1)	$256,847	$256,131
7.375% senior notes due June 1, 2015	200,000	200,000
7.0% senior notes due March 15, 2019	200,000	200,000
Long-term portion of debt	656,847	656,131
5.0% senior, unsecured notes due December 15, 2012, net of discount(2)	85,296	85,575
Total debt	$742,143	$741,706

(1) Includes increase due to cumulative change in fair value of hedged debt of $3,475 as of June 30, 2012 and $2,788 as of December 31, 2011.
(2) Includes increase due to cumulative change in fair value of hedged debt of $474 as of June 30, 2012 and $780 as of December 31, 2011.

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

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 14. At any time prior to March 15, 2014, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $212,000 as of June 30, 2012, based on quoted prices for identical liabilities when traded as assets.

In May 2007, we issued $200,000 of 7.375% senior notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes are guaranteed by the same subsidiaries which guarantee our notes due in 2019 and place a limitation on restricted payments, including share repurchases and increases in dividend levels. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 14. Principal redemptions may be made at our election at any time at redemption prices ranging from 100% to 103.688% of the principal amount. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,329. These proceeds were used as part of our repayment of unsecured notes which matured on October 1, 2007. The fair value of the notes issued in May 2007 was $211,000 as of June 30, 2012, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During the quarter ended March 31, 2011, we retired $10,000 of these notes, realizing a pre-tax loss of $185. As of June 30, 2012, the fair value of the $253,500 remaining notes outstanding was $256,035 based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, we have entered into interest rate swaps to hedge a portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges.

In December 2002, we issued $300,000 of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300,000 in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295,722. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2011, we retired $195,463 of these notes, realizing a pre-tax loss of $6,810. As of June 30, 2012, the fair value of the $84,847 remaining notes outstanding was $85,934, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, we have entered into interest rate swaps to hedge these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges.

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

Amounts outstanding under our credit facility were as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Daily average amount outstanding	$—	$21,655
Weighted-average interest rate	—	3.03%

No amounts were outstanding under our credit facility as of June 30, 2012 and December 31, 2011. As of June 30, 2012, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$200,000
Outstanding letters of credit	(8,535)
Net available for borrowing as of June 30, 2012	$191,465

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

Accruals for environmental matters were $8,913 as of June 30, 2012 and $8,730 as of December 31, 2011, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of comprehensive income for environmental matters was $546 for the six months ended June 30, 2012 and $99 for the six months ended June 30, 2011.

As of June 30, 2012, $6,175 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $6,736 had been paid through June 30, 2012. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of June 30, 2012. We do not anticipate significant net cash outlays for environmental matters in 2012. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance - We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,863 as of June 30, 2012 and $5,141 as of December 31, 2011, is accounted for on a present value basis. The difference between the discounted and undiscounted workers' compensation liability was $25 as of June 30, 2012 and $20 as of December 31, 2011. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not accounted for on a present value basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a present value basis. Our total liability for these medical and dental benefits totaled $4,288 as of June 30, 2012 and $3,848 as of December 31, 2011. The difference between the discounted and undiscounted medical and dental liability was $296 as of June 30, 2012 and December 31, 2011.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 12: Shareholders’ equity

Shares outstanding – Changes in common shares outstanding were as follows:

Six Months Ended June 30, 2012
Balance, December 31, 2011	50,826
Issued	249
Repurchased	(509)
Retired	(25)
Balance, June 30, 2012	50,541

Share repurchases – We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 4,748 shares remained available for purchase under this authorization as of June 30, 2012. During the six months ended June 30, 2012, we repurchased 509 shares for $11,999.

Accumulated other comprehensive loss was comprised of the following:

	Pension and postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized gain on marketable securities, net of tax	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2011	$(62,278)	$(2,931)	$178	$5,630	$(59,401)
Current period other comprehensive income (loss)	878	557	(11)	28	1,452
Balance, June 30, 2012	$(61,400)	$(2,374)	$167	$5,658	$(57,949)

(1) Relates to interest rate locks executed in 2004 and 2002. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

Note 13: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Small Business Services promotes and sells products and services to small businesses via mail and the internet, referrals from financial institutions and telecommunications clients, a network of distributors and dealers, and a direct sales force which focuses on major accounts. These efforts are supplemented by the account development efforts of an outbound telemarketing group. Financial Services' products and services are sold through multiple channels, including a direct sales force, to financial institution clients nationwide, including banks, credit unions and financial services companies. Direct Checks sells products and services directly to consumers using direct response marketing via mail and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

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

Marketing solutions – All three of our segments offer products and services that help small businesses and financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine optimization and marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as business cards, greeting cards, brochures and apparel. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

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

The following is our segment information as of and for the quarters ended June 30, 2012 and 2011:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2012	$233,088	$85,664	$52,262	$—	$371,014
	2011	203,156	86,656	56,462	—	346,274
Operating income:	2012	38,241	19,981	15,354	—	73,576
	2011	34,329	13,214	16,443	—	63,986
Depreciation and amortization	2012	11,017	3,021	2,299	—	16,337
expense:	2011	11,398	3,412	4,130	—	18,940
Total assets:	2012	860,819	93,928	171,222	296,225	1,422,194
	2011	778,740	96,847	173,928	285,461	1,334,976
Capital asset purchases:	2012	—	—	—	8,338	8,338
	2011	—	—	—	10,874	10,874

The following is our segment information as of and for the six months ended June 30, 2012 and 2011:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2012	$462,684	$176,257	$110,055	$—	$748,996
	2011	403,159	174,670	118,197	—	696,026
Operating income:	2012	77,015	41,902	32,684	—	151,601
	2011	70,099	28,911	32,431	—	131,441
Depreciation and amortization	2012	22,404	6,275	4,755	—	33,434
expense:	2011	22,533	6,165	9,985	—	38,683
Total assets:	2012	860,819	93,928	171,222	296,225	1,422,194
	2011	778,740	96,847	173,928	285,461	1,334,976
Capital asset purchases:	2012	—	—	—	17,334	17,334
	2011	—	—	—	19,296	19,296

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

The following condensed supplemental consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors. We made certain immaterial corrections to the 2011 information presented for the guarantor subsidiaries and the non-guarantor subsidiaries. The corrections resulted in an increase in revenue of the guarantor subsidiaries, with a corresponding decrease in revenue of the non-guarantor subsidiaries. Corrections to related expense amounts and the resulting corrections to the condensed consolidating statement of cash flows were also recorded. In addition, the presentation of deferred income taxes as of December 31, 2011 for Deluxe Corporation was modified to conform to the current year presentation. These corrections had no impact on our consolidated financial statements.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet

	June 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$19,956	$5,064	$20,111	$—	$45,131
Trade accounts receivable, net	—	57,005	12,278	—	69,283
Inventories and supplies	—	21,589	2,224	—	23,813
Deferred income taxes	—	6,592	758	(541)	6,809
Funds held for customers	—	—	42,000	—	42,000
Other current assets	14,755	14,104	5,188	—	34,047
Total current assets	34,711	104,354	82,559	(541)	221,083
Long-Term Investments	37,063	9,063	—	—	46,126
Property, Plant And Equipment, net	—	91,290	16,933	—	108,223
Intangibles, net	—	159,681	1,810	—	161,491
Goodwill	—	787,779	1,963	—	789,742
Deferred Income Taxes	25,007	—	—	(25,007)	—
Investments In Consolidated Subsidiaries	1,401,308	20,688	—	(1,421,996)	—
Intercompany (Payable) Receivable	(380,835)	420,384	(39,549)	—	—
Other Non-Current Assets	12,177	67,789	15,563	—	95,529
Total Assets	$1,129,431	$1,661,028	$79,279	$(1,447,544)	$1,422,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,656	$44,669	$4,380	$—	$60,705
Accrued liabilities	12,841	81,947	48,196	—	142,984
Deferred income taxes	541	—	—	(541)	—
Long-term debt due within one year	85,296	—	—	—	85,296
Total current liabilities	110,334	126,616	52,576	(541)	288,985
Long-Term Debt	656,847	—	—	—	656,847
Deferred Income Taxes	—	76,085	3,187	(25,007)	54,265
Other Non-Current Liabilities	3,333	57,019	2,828	—	63,180
Total Shareholders' Equity	358,917	1,401,308	20,688	(1,421,996)	358,917
Total Liabilities And Shareholders' Equity	$1,129,431	$1,661,028	$79,279	$(1,447,544)	$1,422,194

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$3,047	$1,522	$24,118	$—	$28,687
Trade accounts receivable, net	—	57,463	11,560	—	69,023
Inventories and supplies	—	19,941	2,102	—	22,043
Deferred income taxes	1,035	5,430	751	—	7,216
Funds held for customers	—	—	44,394	—	44,394
Other current assets	5,851	10,469	4,892	—	21,212
Total current assets	9,933	94,825	87,817	—	192,575
Long-Term Investments	36,338	8,809	—	—	45,147
Property, Plant And Equipment, net	—	96,345	17,066	—	113,411
Assets Held For Sale	—	2,741	—	—	2,741
Intangibles, net	—	155,452	1,887	—	157,339
Goodwill	—	775,044	1,954	—	776,998
Deferred Income Taxes	27,471	—	—	(27,471)	—
Investments In Consolidated Subsidiaries	1,307,149	15,478	—	(1,322,627)	—
Intercompany (Payable) Receivable	(316,876)	360,789	(43,913)	—	—
Other Non-Current Assets	11,758	72,944	15,896	—	100,598
Total Assets	$1,075,773	$1,582,427	$80,707	$(1,350,098)	$1,388,809

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,401	$44,908	$6,385	$—	$64,694
Accrued liabilities	12,272	86,001	51,825	—	150,098
Long-term debt due within one year	85,575	—	—	—	85,575
Total current liabilities	111,248	130,909	58,210	—	300,367
Long-Term Debt	656,131	—	—	—	656,131
Deferred Income Taxes	—	74,133	3,145	(27,471)	49,807
Other Non-Current Liabilities	5,705	70,236	3,874	—	79,815
Total Shareholders' Equity	302,689	1,307,149	15,478	(1,322,627)	302,689
Total Liabilities And Shareholders' Equity	$1,075,773	$1,582,427	$80,707	$(1,350,098)	$1,388,809

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended June 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$2,135	$335,213	$67,714	$(34,048)	$371,014
Cost of goods sold	—	(118,791)	(39,105)	30,302	(127,594)
Gross Profit	2,135	216,422	28,609	(3,746)	243,420
Operating expenses	(998)	(149,141)	(23,451)	3,746	(169,844)
Operating Income	1,137	67,281	5,158	—	73,576
Interest expense	(11,339)	(3,345)	(407)	3,735	(11,356)
Other income	3,337	569	146	(3,735)	317
(Loss) Income Before Income Taxes	(6,865)	64,505	4,897	—	62,537
Income tax benefit (provision)	3,884	(21,218)	(2,941)	—	(20,275)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(2,981)	43,287	1,956	—	42,262
Equity in earnings of consolidated subsidiaries	45,243	1,956	—	(47,199)	—
Net Income	$42,262	$45,243	$1,956	$(47,199)	$42,262

Comprehensive Income	$42,183	$44,879	$1,185	$(46,064)	$42,183

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended June 30, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$2,128	$312,009	$67,281	$(35,144)	$346,274
Cost of goods sold	—	(111,685)	(39,835)	30,833	(120,687)
Gross Profit	2,128	200,324	27,446	(4,311)	225,587
Operating expenses	(2,333)	(141,411)	(22,168)	4,311	(161,601)
Operating (Loss) Income	(205)	58,913	5,278	—	63,986
Interest expense	(12,006)	(3,079)	(431)	3,462	(12,054)
Other income (expense)	3,057	128	208	(3,462)	(69)
(Loss) Income Before Income Taxes	(9,154)	55,962	5,055	—	51,863
Income tax benefit (provision)	4,209	(20,094)	(505)	—	(16,390)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(4,945)	35,868	4,550	—	35,473
Equity in earnings of consolidated subsidiaries	40,418	4,550	—	(44,968)	—
Net Income	$35,473	$40,418	$4,550	$(44,968)	$35,473

Comprehensive Income	$36,365	$41,029	$4,917	$(45,946)	$36,365

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$4,233	$677,015	$139,742	$(71,994)	$748,996
Cost of goods sold	—	(237,151)	(82,638)	64,707	(255,082)
Gross Profit	4,233	439,864	57,104	(7,287)	493,914
Operating expenses	(3,370)	(298,846)	(47,384)	7,287	(342,313)
Operating Income	863	141,018	9,720	—	151,601
Interest expense	(23,006)	(5,607)	(693)	6,253	(23,053)
Other income	5,700	315	594	(6,253)	356
(Loss) Income Before Income Taxes	(16,443)	135,726	9,621	—	128,904
Income tax benefit (provision)	8,642	(46,778)	(4,427)	—	(42,563)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(7,801)	88,948	5,194	—	86,341
Equity in earnings of consolidated subsidiaries	94,142	5,194	—	(99,336)	—
Net Income	$86,341	$94,142	$5,194	$(99,336)	$86,341

Comprehensive Income	$87,793	$95,026	$5,263	$(100,289)	$87,793

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Six Months ended June 30, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$4,256	$626,710	$137,622	$(72,562)	$696,026
Cost of goods sold	—	(223,129)	(81,371)	63,651	(240,849)
Gross Profit	4,256	403,581	56,251	(8,911)	455,177
Operating expenses	(6,785)	(281,183)	(44,679)	8,911	(323,736)
Operating (Loss) Income	(2,529)	122,398	11,572	—	131,441
Loss on early debt extinguishment	(6,995)	—	—	—	(6,995)
Interest expense	(24,011)	(5,256)	(725)	5,900	(24,092)
Other income	4,821	587	578	(5,900)	86
(Loss) Income Before Income Taxes	(28,714)	117,729	11,425	—	100,440
Income tax benefit (provision)	12,311	(42,273)	(2,449)	—	(32,411)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(16,403)	75,456	8,976	—	68,029
Equity in earnings of consolidated subsidiaries	84,432	8,976	—	(93,408)	—
Net Income	$68,029	$84,432	$8,976	$(93,408)	$68,029

Comprehensive Income	$70,480	$85,842	$9,901	$(95,743)	$70,480

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash (Used) Provided By Operating Activities	$(13,374)	$110,323	$2,960	$99,909

Cash Flows From Investing Activities:
Purchases of capital assets	—	(16,192)	(1,142)	(17,334)
Payments for acquisitions, net of cash acquired	—	(26,634)	(1,825)	(28,459)
Loans to distributors	—	(3,090)	(60)	(3,150)
Other	196	2,659	356	3,211
Net cash provided (used) by investing activities	196	(43,257)	(2,671)	(45,732)
Cash Flows From Financing Activities:
Payments for debt issue costs	(1,163)	—	—	(1,163)
Change in book overdrafts	(2,492)	(160)	—	(2,652)
Proceeds from issuing shares under employee plans	2,873	—	—	2,873
Excess tax benefit from share-based employee awards	443	—	—	443
Payments for common shares repurchased	(11,999)	—	—	(11,999)
Cash dividends paid to shareholders	(25,423)	—	—	(25,423)
Advances from (to) consolidated subsidiaries	67,848	(63,364)	(4,484)	—
Net cash provided (used) by financing activities	30,087	(63,524)	(4,484)	(37,921)

Effect Of Exchange Rate Change On Cash	—	—	188	188

Net Change In Cash And Cash Equivalents	16,909	3,542	(4,007)	16,444
Cash And Cash Equivalents: Beginning Of Period	3,047	1,522	24,118	28,687
End of Period	$19,956	$5,064	$20,111	$45,131

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Six Months ended June 30, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash (Used) Provided By Operating Activities	$(851)	$101,479	$3,554	$104,182

Cash Flows From Investing Activities:
Purchases of capital assets	—	(18,791)	(505)	(19,296)
Payments for acquisitions, net of cash acquired	—	(35,000)	(1,754)	(36,754)
Other	(170)	683	227	740
Net cash used by investing activities	(170)	(53,108)	(2,032)	(55,310)
Cash Flows From Financing Activities:
Net proceeds from short-term debt	6,000	—	—	6,000
Payments on long-term debt, including costs of debt reacquisition	(215,030)	—	—	(215,030)
Proceeds from issuing long-term debt	200,000	—	—	200,000
Payments for debt issue costs	(3,429)	—	—	(3,429)
Change in book overdrafts	(765)	(140)	—	(905)
Proceeds from issuing shares under employee plans	6,514	—	—	6,514
Excess tax benefit from share-based employee awards	1,313	—	—	1,313
Payments for common shares repurchased	(17,986)	—	—	(17,986)
Cash dividends paid to shareholders	(25,663)	—	—	(25,663)
Advances from (to) consolidated subsidiaries	47,455	(47,706)	251	—
Net cash (used) provided by financing activities	(1,591)	(47,846)	251	(49,186)

Effect Of Exchange Rate Change On Cash	—	—	557	557

Net Change In Cash And Cash Equivalents	(2,612)	525	2,330	243
Cash And Cash Equivalents: Beginning Of Period	3,197	683	13,503	17,383
End of Period	$585	$1,208	$15,833	$17,626

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

Marketing solutions – All three of our segments offer products and services that help small businesses and financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine optimization and marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as business cards, greeting cards, brochures and apparel. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability, regulatory and compliance programs.

Throughout the past several years, we have focused on capitalizing on transformational opportunities available to us so that we are positioned to deliver increasing revenues and strong operating margins. These opportunities include new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, including marketing solutions and other services offerings and direct-to-consumer offerings. Throughout the remainder of 2012, we will continue our focus in these areas, with an emphasis on profitable revenue growth, improving our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases with a focus on marketing solutions and other services.

Earnings for the first half of 2012, as compared to the first half of 2011, benefited from price increases and continuing initiatives to reduce our cost structure, primarily within our fulfillment, sales and marketing, and information technology organizations, as well as lower amortization expense related to previous acquisitions. Additionally, results for 2011 included pre-tax losses of $8.3 million from the retirement of long-term notes, including interest expense of $1.3 million due to the accelerated recognition of a related derivative loss and the settlement of interest rate swaps. These increases in net income were partially offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage, as well as higher performance-based compensation and investments in revenue-generating activities.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). There were no significant changes in our strategies during the first half of 2012.

Consistent with our strategy, we acquired all of the outstanding stock of OrangeSoda, Inc. during the second quarter of 2012 for cash of $26.6 million, net of cash acquired. OrangeSoda is a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses. This acquisition is expected to generate approximately $15 million in incremental revenue and be $0.01 per share dilutive to earnings per share in 2012, after including transaction costs and acquisition-related amortization expense.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2011 Form 10-K, we anticipate that we will realize net cost reductions of approximately $50 million in 2012, as compared to our 2011 results of operations. We are currently on track to realize these savings during 2012. To date, most of our savings are from our fulfillment, sales and marketing, and information technology organizations.

Outlook for 2012

We anticipate that consolidated revenue will be between $1.49 billion and $1.51 billion for 2012, compared to $1.42 billion for 2011. In Small Business Services, we expect the percentage increase in revenue to be in the low double digits compared to 2011 revenue of $846.4 million, as declines in core business products are expected to be more than offset by price increases, benefits from our e-commerce investments, and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings, including incremental revenue from the PsPrint acquisition in July 2011 and the OrangeSoda acquisition in May 2012. In Financial Services, we expect the percentage decrease in revenue to be in the low single digits compared to 2011 revenue of $342.4 million, driven by check order declines of approximately five to six percent for the remainder of the year, partially offset by higher revenue per order, a new large customer which began contributing volume early in the first quarter of 2012, and continued contributions from marketing solutions and other services offerings. In Direct Checks, we expect the percentage decrease in revenue to be in the middle to high single digits compared to 2011 revenue of $228.8 million, driven by check usage declines.

We expect that 2012 diluted earnings per share will be between $3.20 and $3.35, including estimated total charges of $0.10 per share related to restructuring-related costs and transaction costs related to acquisitions, compared to $2.80 for 2011, which included total charges of $0.31 per share related to restructuring-related costs, losses on debt retirements, transaction costs related to acquisitions, and an asset impairment charge. We expect that the benefits of our cost reduction activities will be partially offset by continued investments in revenue growth opportunities, increased performance-based compensation and increases in material and delivery rates. We estimate that our annual effective tax rate for 2012 will be approximately 33%, the same as in 2011.

We anticipate that net cash provided by operating activities will be between $235 million and $245 million in 2012, compared to $235 million in 2011, driven by higher earnings, offset by higher income tax and contract acquisition payments, as well as contributions to our trust used to pay medical benefits. We anticipate contract acquisition payments of approximately $20 million in 2012, and we estimate that capital spending will be approximately $35 million in 2012 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with our credit facility, will be sufficient to support our operations, including capital expenditures, small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. This includes payments of $84.8 million due in December 2012 when a portion of our long-term notes matures. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we have cash flow in excess of these priorities, our focus during 2012 will be on further reducing our debt if we are able to purchase our long-term notes on the open market and/or we may complete share repurchases to offset the dilutive impact of shares issued under our employee stock incentive plan. Because we had no borrowings on our credit facility during the first half of 2012, we may continue to accumulate larger cash and investment balances as we prepare to pay the $84.8 million of long-term debt due in December 2012.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Form 10-K. There were no significant changes in these items during the first half of 2012.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2012	2011	Change	2012	2011	Change
Revenue	$371,014	$346,274	7.1%	$748,996	$696,026	7.6%
Orders	13,218	13,391	(1.3%)	27,071	27,209	(0.5%)
Revenue per order	$28.07	$25.86	8.5%	$27.67	$25.58	8.2%

The increase in revenue for the second quarter and first half of 2012, as compared to the same periods in 2011, was primarily due to price increases in all three segments, incremental revenue generated by the businesses acquired during 2012 and 2011, growth in marketing solutions and other services and our Small Business Services distributor channel, and revenue from a new large financial institution client. These revenue increases were partially offset by lower order volume for our personal check businesses and continued pricing pressure on contract renewals within Financial Services.

The number of orders decreased slightly for the second quarter and first half of 2012, as compared to the same periods in 2011, due primarily to the continuing decline in check and forms usage, partially offset by growth in marketing solutions and other services and in the Small Business Services distributor channel. Revenue per order increased for the second quarter and first half of 2012, as compared to the same periods in 2011, primarily due to the benefit of price increases in all three segments and a shift to higher dollar Small Business Services orders as check usage continues to decline. Financial Services continues to experience pricing pressure on contract renewals.

Supplemental information regarding revenue by product and service category is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Checks, including contract settlements	60.4%	62.7%	60.9%	63.5%
Forms	13.5%	13.9%	13.4%	13.9%
Accessories and other products	8.6%	9.0%	8.8%	9.0%
Marketing solutions, including services	12.3%	9.1%	11.6%	8.6%
Other services	5.2%	5.3%	5.3%	5.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Gross profit	$243,420	$225,587	7.9%	$493,914	$455,177	8.5%
Gross margin	65.6%	65.1%	0.5 pts.	65.9%	65.4%	0.5 pts.

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

Gross margin increased for the second quarter and first half of 2012, as compared to the same periods in 2011, due primarily to the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives. Partially offsetting these increases in gross margin were higher delivery rates and material costs in 2012 and increased performance-based compensation.

Consolidated Selling, General & Administrative Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
SG&A expense	$167,718	$157,526	6.5%	$339,549	$318,344	6.7%
SG&A as a percentage of revenue	45.2%	45.5%	(0.3) pts.	45.3%	45.7%	(0.4) pts.

The increase in SG&A expense for the second quarter and first half of 2012, as compared to the same periods in 2011, was driven primarily by increased Small Business Services commission expense due to increased volume, incremental operating expenses of the businesses we acquired in 2012 and 2011, higher performance-based compensation expense, and investments in revenue-generating initiatives. These increases were partially offset by various expense reduction initiatives within sales, marketing and our shared services organization, as well as lower acquisition-related amortization related to previous acquisitions.

Net Restructuring Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Net restructuring charges	$1,998	$4,075	$(2,077)	$2,636	$5,502	$(2,866)

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including employee and equipment moves, training and travel. Additional net restructuring reversals of $0.1 million were included within cost of goods sold in our consolidated statement of comprehensive income for the second quarter of 2012. Additional net restructuring charges of $0.5 million in the second quarter of 2011, $1.2 million in the first half of 2012 and $0.6 million in the first half of 2011 were included within cost of goods sold in our consolidated statements of comprehensive income. Further information can be found under Restructuring Costs.

Loss on Early Debt Extinguishment

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Loss on early debt extinguishment	$—	$—	$—	$—	$6,995	$(6,995)

During the first quarter of 2011, we retired $205.5 million of long-term notes, realizing a pre-tax loss of $7.0 million. We may retire additional debt, depending on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Interest expense	$11,356	$12,054	(5.8%)	$23,053	$24,092	(4.3%)
Weighted-average debt outstanding	738,347	761,050	(3.0%)	738,347	752,831	(1.9%)
Weighted-average interest rate	5.77%	5.83%	(0.06) pts.	5.77%	5.60%	0.17 pts.

The decrease in interest expense for the second quarter of 2012, as compared to the second quarter of 2011, was due to our lower average debt level in 2012, as well as our lower average interest rate.

The decrease in interest expense for the first half of 2012, as compared to the first half of 2011, was due to our lower average debt level in 2012, as well as charges of $1.3 million in the first quarter of 2011 related to the retirement of long-term notes. The debt retirements required that we accelerate the recognition of a portion of a derivative loss, and we recognized expense related to the settlement of a portion of our interest rate swap agreements. These decreases in interest expense were partially offset by our higher average interest rate in 2012.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Income tax provision	$20,275	$16,390	23.7%	$42,563	$32,411	31.3%
Effective tax rate	32.4%	31.6%	0.8 pts.	33.0%	32.3%	0.7 pts.

The increase in our effective tax rate for the second quarter of 2012, as compared to the second quarter of 2011, was primarily due to lower research and development credits in 2012 as the law providing for these credits expired at the end of 2011, as well as increased foreign tax expense.

The increase in our effective tax rate for the first half of 2012, as compared to the first half of 2011, was primarily due to a number of minor discrete credits to income tax expense in 2011, including a reduction in the valuation allowance related to foreign operating loss carryforwards, which collectively decreased our tax rate by 1.1 points. Additionally, we had lower research and development credits in 2012 as the law providing for these credits expired at the end of 2011. Discrete credits to income tax expense in 2012 collectively decreased our tax rate by 0.6 points and related primarily to state income taxes.

RESTRUCTURING COSTS

During the first half of 2012, we recorded net restructuring charges of $3.8 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $2.1 million. The restructuring accruals included charges of $3.0 million related to severance for employee reductions in various functional areas as we continue to reduce costs, including the planned closing of a printing facility in the fourth quarter of 2012, the planned closing of two customer call centers during the third quarter of 2012, and the closing of a printing facility by early 2013. The restructuring accruals included severance benefits for approximately 195 employees. These charges were reduced by the reversal of $0.9 million of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. The majority of the employee reductions included in our restructuring accruals are expected to be completed by the end of 2012, and we expect most of the related severance payments to be paid by mid-2013, utilizing cash from operations.

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

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $4 million in cost of goods sold and $5 million in SG&A expense in 2012, in comparison to our 2011 results of operations, which represents a portion of the estimated $50 million of total net cost reductions we expect to realize in 2012. Expense reductions consist primarily of labor and facility costs.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Revenue	$233,088	$203,156	14.7%	$462,684	$403,159	14.8%
Operating income	38,241	34,329	11.4%	77,015	70,099	9.9%
Operating margin	16.4%	16.9%	(0.5) pts.	16.6%	17.4%	(0.8) pts.

The increase in revenue for the second quarter and first half of 2012, as compared to the same periods in 2011, was due primarily to price increases, incremental revenue from the acquisitions of PsPrint and OrangeSoda of $10.5 million for the second quarter of 2012 and $18.2 million for the first half of 2012, and growth in marketing solutions and other services revenue, our distributor channel and in business check revenue, as well as revenue generated via our relationship with a new large Financial Services financial institution client.

The increase in operating income for the second quarter and first half of 2012, as compared to the same periods in 2011, was due primarily to price increases, growth in marketing solutions and other services revenue and lower amortization related to acquisitions completed in previous years. Partially offsetting these increases in operating income were higher performance-based compensation, increases in delivery rates and material costs in 2012 and investments in revenue-generating initiatives.

Operating margin decreased for the second quarter and first half of 2012, as compared to the same periods in 2011, as the increase in commissions, expenses associated with acquisitions, higher performance-based compensation and investments in revenue-generating initiatives were only partially offset by the benefits of price increases and our cost reduction initiatives.

Financial Services

Financial Services' products and services are sold through multiple channels, including a direct sales force. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Revenue	$85,664	$86,656	(1.1%)	$176,257	$174,670	0.9%
Operating income	19,981	13,214	51.2%	41,902	28,911	44.9%
Operating margin	23.3%	15.2%	8.1 pts.	23.8%	16.6%	7.2 pts.

The decrease in revenue for the second quarter of 2012, as compared to the second quarter of 2011, was due to a decrease in order volume resulting primarily from the continued decline in check usage, as well as continuing competitive pricing pressure on contract renewals. Partially offsetting these revenue decreases were price increases, revenue from a new large financial institution client and growth in marketing solutions and other services.

The increase in revenue for the first half of 2012, as compared to the first half of 2011, was due to price increases, revenue from a new large financial institution client, growth in marketing solutions and other services, and incremental revenue from the Banker's Dashboard® acquisition completed in April 2011. Partially offsetting these revenue increases was a decrease in order volume resulting primarily from the continued decline in check usage, as well as continuing competitive pricing pressure on contract renewals.

Operating income and operating margin increased for the second quarter and first half of 2012, as compared to the same periods in 2011, primarily due to price increases and the benefit of our various cost reduction initiatives. Additionally, restructuring-related costs decreased $2.1 million for the second quarter of 2012 and $2.6 million for the first half of 2012, as compared to the same periods in 2011. These increases in operating income and operating margin were partially offset by higher performance-based compensation expense, increased delivery rates and material costs in 2012, as well as investments to generate additional revenue.

Direct Checks

Direct Checks sells products and services directly to consumers using direct response marketing via mail and the internet. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use e-commerce strategies to direct traffic to our websites. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Revenue	$52,262	$56,462	(7.4%)	$110,055	$118,197	(6.9)%
Operating income	15,354	16,443	(6.6%)	32,684	32,431	0.8%
Operating margin	29.4%	29.1%	0.3 pts.	29.7%	27.4%	2.3 pts.

The decrease in revenue for the second quarter and first half of 2012, as compared to the same periods in 2011, was due to a reduction in orders stemming from the decline in check usage. Partially offsetting this revenue decrease was higher revenue per order, partly due to price increases.

The decrease in operating income for the second quarter of 2012, as compared to the second quarter of 2011, was due primarily to the lower order volume, higher performance-based compensation expense and increased delivery rates and material costs in 2012. These decreases in operating income were partially offset by lower amortization related to the Custom Direct acquisition and benefits from our cost reduction initiatives.

The increase in operating income for the first half of 2012, as compared to the first half of 2011, was due primarily to lower amortization related to the Custom Direct acquisition and benefits from our cost reduction initiatives. These increases in operating income were partially offset by lower order volume, higher performance-based compensation expense, and increased delivery rates and material costs in 2012. Additionally, restructuring-related costs increased $0.7 million as compared to 2011.

Operating margin increased for the second quarter and first half of 2012, as compared to the same periods in 2011, as the lower amortization expense and benefits from our cost reduction initiatives exceeded the impact of higher performance-based compensation and increased delivery rates and material costs in 2012.

CASH FLOWS AND LIQUIDITY

As of June 30, 2012, we held cash and cash equivalents of $45.1 million. The following table shows our cash flow activity for the six months ended June 30, 2012 and 2011, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Net cash provided by operating activities	$99,909	$104,182	$(4,273)
Net cash used by investing activities	(45,732)	(55,310)	9,578
Net cash used by financing activities	(37,921)	(49,186)	11,265
Effect of exchange rate change on cash	188	557	(369)
Net change in cash and cash equivalents	$16,444	$243	$16,201

The $4.3 million decrease in cash provided by operating activities for the first half of 2012, as compared to the first half of 2011, was due primarily to higher income tax payments, a planned $7.9 million increase in contributions to our trust used to pay for medical benefits, as well as increases in contract acquisition and interest payments. These decreases in cash provided by operating activities were partially offset by increased cash provided by earnings, as well as a $7.8 million decrease in pension contributions and employee profit sharing/cash bonus payments related to our 2011 performance. We discontinued our defined contribution pension plan effective with the 2011 plan year. As such, the contribution made to this plan in early 2011 for the 2010 plan year was our last contribution to this plan.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Income tax payments	$47,199	$31,722	$15,477
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	27,855	20,000	7,855
Interest payments	23,112	18,966	4,146
Pension contributions and employee profit sharing/cash bonus payments	19,375	27,165	(7,790)
Contract acquisition payments	10,516	5,615	4,901
Severance payments	4,226	3,505	721

Net cash used by investing activities in the first half of 2012 was $9.6 million lower than the first half of 2011 driven primarily by lower payments for acquisitions in 2012. In 2012, we acquired OrangeSoda and distributor operations for $28.5 million, net of cash acquired. In 2011, we acquired Banker's Dashboard and distributor operations for $36.8 million, net of cash acquired.

Net cash used by financing activities in the first half of 2012 was $11.3 million lower than the first half of 2011 due primarily to $215.0 million of payments on long-term debt in 2011 and lower payments for share repurchases in 2012. Partially offsetting these decreases in cash used were proceeds from issuing long-term debt of $200.0 million in 2011 and net proceeds of $6.0 million from borrowings on our line of credit in 2011.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Proceeds from issuing long-term debt	$—	$200,000	$(200,000)
Proceeds from issuing shares under employee plans	2,873	6,514	(3,641)
Net proceeds from short-term debt	—	6,000	(6,000)
Net proceeds from sale of facility	2,613	699	1,914

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Payments on long-term debt, including costs of debt reacquisition	$—	$215,030	$(215,030)
Payments for acquisitions, net of cash acquired	28,459	36,754	(8,295)
Cash dividends paid to shareholders	25,423	25,663	(240)
Purchases of capital assets	17,334	19,296	(1,962)
Payments for common shares repurchased	11,999	17,986	(5,987)
Payments for debt issue costs	1,163	3,429	(2,266)

We anticipate that net cash provided by operating activities will be between $235 million and $245 million in 2012, compared to $235 million in 2011, driven by higher earnings offset by higher income tax payments and contributions to our trust used to pay medical benefits. We anticipate that cash generated by operating activities in 2012 will be utilized for payments of $84.8 million due in December 2012 when a portion of our long-term notes matures, dividend payments of approximately $50 million, capital expenditures of approximately $35 million, payments for acquisitions already completed in

2012 of $28.5 million, additional debt reduction if we are able to purchase our long-term notes on the open market, share repurchases, and possibly additional small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure.

We had $191.5 million available for borrowing under our credit facility as of June 30, 2012. We believe that cash generated by operating activities, along with our credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures, possible small-to-medium-sized acquisitions, required debt service and dividend payments.

CAPITAL RESOURCES

Our total debt was $742.1 million as of June 30, 2012, an increase of $0.4 million from December 31, 2011. We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and 2014. As of June 30, 2012, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of June 30, 2012 included a $3.9 million increase related to adjusting the hedged debt for changes in its fair value. As of December 31, 2011, this fair value adjustment was an increase of $3.6 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 6: Derivative financial instruments” and “Note 10: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2011 Form 10-K.

Our capital structure for each period was as follows:

	June 30, 2012		December 31, 2011
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$455,472	6.9%	$455,466	6.9%	$6
Floating interest rate	286,671	3.9%	286,240	3.9%	431
Total debt	742,143	5.8%	741,706	5.8%	437
Shareholders’ equity	358,917		302,689		56,228
Total capital	$1,101,060		$1,044,395		$56,665

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 4.7 million shares remained available for purchase under this authorization as of June 30, 2012. During the first half of 2012, we purchased 0.5 million shares for $12.0 million. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or by other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2011, we had a $200.0 million credit facility, which was scheduled to expire in March 2013. In February 2012, we modified the terms of this credit facility, extending its term to February 2017. Additionally, we lowered the commitment fee to a range of 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of June 30, 2012 and we expect to remain in compliance with all debt covenants throughout the next 12 months.

Amounts outstanding under our credit facility were as follows:

(in thousands)	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Daily average amount outstanding	$—	$21,655
Weighted-average interest rate	—	3.03%

No amounts were outstanding under our credit facility as of June 30, 2012 or December 31, 2011. As of June 30, 2012, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Outstanding letters of credit	(8,535)
Net available for borrowing as of June 30, 2012	$191,465

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $10.5 million for the first half of 2012 and $5.6 million for the first half of 2011. We anticipate cash payments of approximately $20 million in 2012. Changes in contract acquisition costs during the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
(in thousands)	2012	2011
Balance, beginning of year	$55,076	$57,476
Additions	2,668	1,770
Amortization	(8,546)	(8,665)
Other	(292)	(170)
Balance, end of period	$48,906	$50,411

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $5.2 million as of June 30, 2012 and $13.1 million as of December 31, 2011. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $7.3 million as of June 30, 2012 and $7.5 million as of December 31, 2011.

Foreign cash and investments - As of June 30, 2012, our subsidiaries located in Canada held cash and marketable securities of $21.7 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate the cash and marketable securities into the U.S., we would incur a U.S. tax liability of approximately $4 million.

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

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2011 Form 10-K. There were no significant changes in these obligations during the first half of 2012.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the first half of 2012 or during 2011.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2011 Form 10-K. There were no changes in these policies during the first half of 2012.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during the first half of 2012 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2012, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing December 2012, including increase of $474 related to the cumulative change in fair value of hedged debt	$85,296	$85,934	3.3%
Long-term notes maturing October 2014, including increase of $3,475 related to the cumulative change in fair value of hedged debt	256,847	256,035	4.3%
Long-term notes maturing June 2015	200,000	211,000	7.4%
Long-term notes maturing March 2019	200,000	212,000	7.0%
Total debt	$742,143	$764,969	5.8%

(1) Fair value is based on quoted market prices as of June 30, 2012 for identical liabilities when traded as assets.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and 2014. As of June 30, 2012, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of June 30, 2012 included a $3.9 million increase related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness can be found under the caption “Note 7: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $1.4 million change in interest expense for the first half of 2012, excluding any hedge ineffectiveness related to our interest rate swaps.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which we completed during the second quarter of 2012.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2012 - April 30, 2012	—	$—	—	5,257,017
May 1, 2012 - May 31, 2012	508,671	23.59	508,671	4,748,346
June 1, 2012 - June 30, 2012	—	—	—	4,748,346
Total	508,671	$23.59	508,671	4,748,346

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 4.7 million shares remained available for purchase under this authorization as of June 30, 2012.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2012, we withheld 2,020 shares in conjunction with the vesting and exercise of equity-based awards.

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

*

Exhibit Number	Description	Method of Filing
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

*
4.11	Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee	Filed herewith
4.12
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee

Filed herewith
10.1	Deluxe Corporation 2012 Annual Incentive Plan (incorporated by reference to Appendix A of our definitive proxy statement filed with the Commission on March 12, 2012)	*
10.2	Deluxe Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Appendix B of our definitive proxy statement filed with the Commission on March 12, 2012)	*
12.1	Statement re: Computation of Ratios	Filed herewith
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Condensed Notes to Unaudited Consolidated Financial Statements**
Filed herewith
___________________
* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: August 3, 2012	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2012	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2012	/s/ Jeffrey J. Bata
Jeffrey J. Bata Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
4.11	Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee

4.12
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Condensed Notes to Unaudited Consolidated Financial Statements