Form 10-Q
period 2012-09-30
DELUXE CORP
filed 2012-10-31
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 23, 2012 was 50,902,714.

PART I − FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$105,637	$28,687
Trade accounts receivable (net of allowances for uncollectible accounts of $3,660 and $4,007, respectively)	67,364	69,023
Inventories and supplies	24,200	22,043
Deferred income taxes	6,312	7,216
Funds held for customers	34,220	44,394
Other current assets	33,310	21,212
Total current assets	271,043	192,575
Long-Term Investments (including $2,154 and $2,165 of investments at fair value, respectively)	46,574	45,147
Property, Plant And Equipment (net of accumulated depreciation of $359,560 and $352,842, respectively)	106,492	113,411
Assets Held For Sale	—	2,741
Intangibles (net of accumulated amortization of $463,042 and $433,335, respectively)	155,225	157,339
Goodwill	789,653	776,998
Other Non-Current Assets	98,304	100,598
Total Assets	$1,467,291	$1,388,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,073	$64,694
Accrued liabilities	147,571	150,098
Long-term debt due within one year	85,075	85,575
Total current liabilities	299,719	300,367
Long-Term Debt	657,247	656,131
Deferred Income Taxes	54,756	49,807
Other Non-Current Liabilities	57,579	79,815
Commitments And Contingencies (Notes 10 and 11)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2012 – 50,900; 2011 – 50,826)	50,900	50,826
Additional paid-in capital	57,832	55,838
Retained earnings	345,140	255,426
Accumulated other comprehensive loss	(55,882)	(59,401)
Total shareholders’ equity	397,990	302,689
Total Liabilities And Shareholders’ Equity	$1,467,291	$1,388,809

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$378,338	$355,144	$1,127,334	$1,051,170
Cost of goods sold, including net restructuring charges	(131,690)	(122,638)	(386,772)	(363,487)
Gross Profit	246,648	232,506	740,562	687,683
Selling, general and administrative expense	(171,237)	(162,524)	(510,786)	(480,868)
Net restructuring charges	(2,741)	(4,337)	(5,377)	(9,839)
Net (loss) gain on sale of facility	—	—	(128)	110
Operating Income	72,670	65,645	224,271	197,086
Loss on early debt extinguishment	—	—	—	(6,995)
Interest expense	(11,890)	(11,831)	(34,944)	(35,922)
Other income (expense)	185	(301)	541	(216)
Income Before Income Taxes	60,965	53,513	189,868	153,953
Income tax provision	(19,462)	(16,778)	(62,023)	(49,189)
Net Income	$41,503	$36,735	$127,845	$104,764

Comprehensive Income	$43,570	$33,812	$131,364	$104,292

Basic Earnings Per Share	$0.81	$0.72	$2.50	$2.04
Diluted Earnings Per Share	0.81	0.71	2.49	2.02

Cash Dividends Per Share	$0.25	$0.25	$0.75	$0.75

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares par value(1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2011	$50,826	$55,838	$255,426	$(59,401)	$302,689
Net income	—	—	127,845	—	127,845
Cash dividends	—	—	(38,131)	—	(38,131)
Common shares issued	837	14,994	—	—	15,831
Tax impact of share-based awards	—	545	—	—	545
Common shares repurchased	(509)	(11,490)	—	—	(11,999)
Other common shares retired	(254)	(6,857)	—	—	(7,111)
Fair value of share-based compensation	—	4,802	—	—	4,802
Other comprehensive income (Note 12)	—	—	—	3,519	3,519
Balance, September 30, 2012	$50,900	$57,832	$345,140	$(55,882)	$397,990

(1) As the par value of our common shares is $1.00 per share, the number of shares associated with the transactions presented here is equivalent to the related par value. See Note 12 for share information.

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

		Nine Months Ended September 30,
		2012	2011
	Cash Flows From Operating Activities:
	Net income	$127,845	$104,764
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation	15,062	16,165
	Amortization of intangibles	34,610	40,297
	Amortization of contract acquisition costs	12,806	12,737
	Deferred income taxes	4,887	4,086
	Employee share-based compensation expense	5,310	4,503
	Loss on early debt extinguishment	—	6,995
	Other non-cash items, net	6,588	8,249
	Changes in assets and liabilities, net of effect of acquisitions:
	Trade accounts receivable	1,326	(1,826)
	Inventories and supplies	(1,976)	(461)
	Other current assets	(5,533)	(5,411)
	Non-current assets	(30)	2,429
	Accounts payable	2,195	(76)
	Contract acquisition payments	(15,038)	(9,998)
	Other accrued and non-current liabilities	(10,897)	(11,206)
	Net cash provided by operating activities	177,155	171,247
	Cash Flows From Investing Activities:
	Purchases of capital assets	(25,562)	(28,226)
	Payments for acquisitions, net of cash acquired	(32,632)	(83,162)
	Payments on company-owned life insurance policies	—	(6,383)
	Loans to distributors	(3,237)	(3,515)
	Other	3,538	740
	Net cash used by investing activities	(57,893)	(120,546)
	Cash Flows From Financing Activities:
	Net proceeds from short-term debt	—	26,000
	Payments on long-term debt, including costs of debt reacquisition	—	(215,030)
	Proceeds from issuing long-term debt	—	200,000
	Payments for debt issue costs	(1,164)	(3,470)
	Change in book overdrafts	(2,627)	1,982
	Proceeds from issuing shares under employee plans	9,610	7,597
	Excess tax benefit from share-based employee awards	1,120	972
	Payments for common shares repurchased	(11,999)	(23,620)
	Cash dividends paid to shareholders	(38,131)	(38,395)
	Net cash used by financing activities	(43,191)	(43,964)

	Effect Of Exchange Rate Change On Cash	879	(1,099)

	Net Change In Cash And Cash Equivalents	76,950	5,638
Cash And Cash Equivalents:	Beginning Of Period	28,687	17,383
	End Of Period	$105,637	$23,021

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of September 30, 2012, the consolidated statements of comprehensive income for the quarters and nine months ended September 30, 2012 and 2011, the consolidated statement of shareholders' equity for the nine months ended September 30, 2012, and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. The consolidated balance sheet as of December 31, 2011 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under the new guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the asset is impaired, then a quantitative assessment must be completed. The new standard is effective for us as of January 1, 2013. We had the option of adopting this standard early because the annual impairment analysis of our indefinite-lived trade name is completed as of July 31st of each year and the results of this analysis are presented in this report on Form 10-Q. Instead, we elected to complete a quantitative analysis of the fair value of this asset, which is described in Note 7: Fair value measurements.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

	September 30, 2012	December 31, 2011
Raw materials	$4,743	$5,566
Semi-finished goods	8,843	8,273
Finished goods	7,476	5,301
Supplies, primarily production	3,138	2,903
Inventories and supplies	$24,200	$22,043

Available-for-sale securities – Available-for-sale securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	September 30, 2012
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$10,079	$253	$—	$10,332
Canadian guaranteed investment certificate	5,591	—	—	5,591
Available-for-sale securities (funds held for customers)(1)	15,670	253	—	15,923
Money market securities (cash equivalents)	71,280	—	—	71,280
Canadian money market fund (other current assets)	2,095	—	—	2,095
Total available-for-sale securities	$89,045	$253	$—	$89,298

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2012, also included cash of $18,297.

	December 31, 2011
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market securities	$3	$—	$—	$3
Canadian and provincial government securities	5,172	243	—	5,415
Available-for-sale securities (funds held for customers)(1)	5,175	243	—	5,418
Money market securities (other current assets)	2,001	—	—	2,001
Total available-for-sale securities	$7,176	$243	$—	$7,419

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2011, also included cash of $38,976.

Expected maturities of available-for-sale securities as of September 30, 2012 were as follows:

Fair value
Due in one year or less	$79,193
Due in two to five years	3,234
Due in six to ten years	5,765
Due in more than ten years	1,106
Total available-for-sale securities	$89,298

Further information regarding the fair value of available-for-sale securities can be found in Note 7: Fair value measurements.

Assets held for sale – Assets held for sale as of December 31, 2011 consisted of our facility located in Thorofare, New Jersey, which was closed in April 2009. This facility was sold during the second quarter of 2012 for net cash proceeds of $2,613, realizing a net pre-tax loss of $128.

Intangibles – Intangibles were comprised of the following:

	September 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	432,398	(368,758)	63,640	410,905	(345,145)	65,760
Trade names	68,561	(29,084)	39,477	67,661	(25,958)	41,703
Customer lists/relationships	58,792	(28,237)	30,555	52,542	(26,059)	26,483
Distributor contracts	30,900	(29,549)	1,351	30,900	(28,198)	2,702
Other	8,516	(7,414)	1,102	9,566	(7,975)	1,591
Amortizable intangibles	599,167	(463,042)	136,125	571,574	(433,335)	138,239
Intangibles	$618,267	$(463,042)	$155,225	$590,674	$(433,335)	$157,339

Total amortization of intangibles was $11,306 for the quarter ended September 30, 2012 and $12,198 for the quarter ended September 30, 2011. Amortization of intangibles was $34,610 for the nine months ended September 30, 2012 and $40,297 for the nine months ended September 30, 2011. Based on the intangibles in service as of September 30, 2012, estimated future amortization expense is as follows:

Estimated amortization expense
Remainder of 2012	$11,082
2013	35,674
2014	23,588
2015	11,422
2016	7,732

Goodwill – Changes in goodwill during the nine months ended September 30, 2012 were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2011:
Goodwill, gross	$621,314	$27,178	$148,506	$796,998
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	601,314	27,178	148,506	776,998
Acquisition of OrangeSoda, Inc. (see Note 5)	12,580	—	—	12,580
Currency translation adjustment	75	—	—	75
Balance, September 30, 2012:
Goodwill, gross	633,969	27,178	148,506	809,653
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$613,969	$27,178	$148,506	$789,653

Other non-current assets – Other non-current assets were comprised of the following:

	September 30, 2012	December 31, 2011
Contract acquisition costs	$46,874	$55,076
Loans and notes receivable from distributors	17,386	11,148
Deferred advertising costs	14,170	15,599
Other	19,874	18,775
Other non-current assets	$98,304	$100,598

Changes in contract acquisition costs during the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
Balance, beginning of year	$55,076	$57,476
Additions(1)	5,006	12,880
Amortization	(12,806)	(12,737)
Other	(402)	(255)
Balance, end of period	$46,874	$57,364

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $15,038 for the nine months ended September 30, 2012 and $9,998 for the nine months ended September 30, 2011.

Accrued liabilities – Accrued liabilities were comprised of the following:

	September 30, 2012	December 31, 2011
Funds held for customers	$33,375	$43,829
Employee profit sharing/cash bonus	31,680	23,783
Customer rebates	21,285	20,969
Interest	13,233	8,760
Wages, including vacation	11,180	4,995
Contract acquisition costs due within one year	5,167	13,070
Restructuring due within one year (see Note 8)	3,360	5,946
Other	28,291	28,746
Accrued liabilities	$147,571	$150,098

Other non-current liabilities – Other non-current liabilities were comprised of the following:

	September 30, 2012	December 31, 2011
Pension and postretirement benefit plans	$32,714	$48,859
Unrecognized tax benefits, including interest and penalties	6,491	7,570
Contract acquisition costs	5,045	7,455
Other	13,329	15,931
Other non-current liabilities	$57,579	$79,815

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings per share – basic:
Net income	$41,503	$36,735	$127,845	$104,764
Income allocated to participating securities	(289)	(240)	(865)	(565)
Income available to common shareholders	$41,214	$36,495	$126,980	$104,199
Weighted-average shares outstanding	50,680	50,889	50,779	51,112
Earnings per share – basic	$0.81	$0.72	$2.50	$2.04

Earnings per share – diluted:
Net income	$41,503	$36,735	$127,845	$104,764
Income allocated to participating securities	(287)	(166)	(861)	(325)
Re-measurement of share-based awards classified as liabilities	67	(77)	102	(65)
Income available to common shareholders	$41,283	$36,492	$127,086	$104,374
Weighted-average shares outstanding	50,680	50,889	50,779	51,112
Dilutive impact of potential common shares	349	314	299	431
Weighted-average shares and potential common shares outstanding	51,029	51,203	51,078	51,543
Earnings per share – diluted	$0.81	$0.71	$2.49	$2.02

Antidilutive options excluded from calculation	1,118	1,961	1,118	1,961

Note 5: Acquisitions

In May 2012, we acquired all of the outstanding capital stock of OrangeSoda, Inc., a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses, in a cash transaction for $26,707, net of cash acquired. We funded the acquisition with cash on hand. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $12,580. This amount decreased $155 from June 30, 2012, as the working capital adjustment required by the purchase agreement and our valuation of deferred income taxes were finalized during the quarter ended September 30, 2012. This acquisition resulted in the recognition of goodwill as we expect to accelerate revenue growth in marketing solutions and other services by combining our capabilities with OrangeSoda's solutions, tools, platform and market presence. Transaction costs related to this acquisition were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the nine months ended September 30, 2012. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

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

During the nine months ended September 30, 2012, we acquired the operations of small business distributors for aggregate cash payments of $5,925. The assets acquired consisted primarily of customer lists, a portion of which was sold to Safeguard® distributors during the nine months ended September 30, 2012. We entered into notes receivable upon the sale of the assets, and we recognized a net gain of $875 on these dispositions.

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

Information regarding interest rate swaps as of September 30, 2012 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$84,847	$595	$239
Fair value hedge related to long-term debt due in 2014	198,000	4,322	3,861
Total fair value hedges	$282,847	$4,917	$4,100

Information regarding interest rate swaps as of December 31, 2011 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment
Fair value hedge related to long-term debt due in 2012	$84,847	$1,309	$780
Fair value hedge related to long-term debt due in 2014	198,000	3,230	2,788
Total fair value hedges	$282,847	$4,539	$3,568

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

Note 7: Fair value measurements

2012 asset impairment analysis – We evaluate the carrying value of goodwill and our indefinite-lived trade name as of July 31st of each year and between annual evaluations if events or circumstances occur that would indicate a possible impairment. As such, during the quarter ended September 30, 2012, we completed our annual impairment analyses.

In completing our 2012 annual goodwill impairment analysis, we elected to perform a qualitative assessment for all of the reporting units to which goodwill is assigned. This qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010, in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43,000 and $546,000, or by amounts between 55% and 442% above the carrying values of their net assets. In completing our qualitative analysis, we noted no changes in events or circumstances which would require us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units.

When evaluating whether our indefinite-lived trade name is impaired, we compare the carrying amount of the asset to its estimated fair value. The estimate of fair value is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. Should the estimated fair value be less than the carrying value of the asset, an impairment loss would be recognized. The impairment loss is calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The impairment analysis completed during the quarter ended September 30, 2012 indicated that the calculated fair value of the indefinite-lived trade name exceeded its carrying value of $19,100 by approximately $29,000.

2012 acquisitions – For all business combinations, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during the nine months ended September 30, 2012 (see Note 5) were comprised primarily of customer relationships, a trade name and internal-use software associated with the acquisition of OrangeSoda, Inc. The fair value of the customer relationships was estimated using the multi-period excess earnings method and the cost method. Assumptions used in these calculations included same-customer revenue growth rates, management's estimates of the costs to obtain and retain customers, and estimated annual customer retention rates based on the acquiree's historical information. The aggregate calculated fair value of the customer relationships was $10,200, which is being amortized in proportion to the related expected cash flows over a weighted-average useful life of 9 years. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software was $3,300, which is being amortized on the straight-line basis over 5 years. The fair value of the trade name was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for the acquired operations. The calculated fair value of the trade name was $900, which is being amortized on the straight-line basis over 5 years.

Recurring fair value measurements – Cash and cash equivalents as of September 30, 2012 include available-for-sale marketable securities (see Note 3). These securities consist of investments in various money market funds which are traded in active markets. As such, the fair value of these investments is determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or nine months ended September 30, 2012.

Funds held for customers include available-for-sale marketable securities (see Note 3). These securities consist of a mutual fund investment which invests in Canadian and provincial government securities, as well as an investment in a six-month Canadian guaranteed investment certificate (GIC). The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC approximates cost due to its relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not significant for the quarters or nine months ended September 30, 2012 and 2011. The cost of securities sold is determined using the average cost method.

Other current assets include available-for-sale marketable securities (see Note 3). These securities consist of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or nine months ended September 30, 2012 and 2011.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments on the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense on the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense on the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. Realized gains recognized during the quarters and nine months ended September 30, 2012 and 2011 were not significant. We recognized a net unrealized gain on the investment in mutual funds of $114 during the quarter ended September 30, 2012 and a net unrealized loss of $226 during the quarter ended September 30, 2011. We recognized net unrealized gains of $120 during the nine months ended September 30, 2012 and $17 during the nine months ended September 30, 2011.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Loss) gain from derivatives	$(185)	$2,866	$378	$2,592
Loss from change in fair value of hedged debt	(344)	(2,792)	(1,113)	(3,115)
Net (increase) decrease in interest expense	$(529)	$74	$(735)	$(523)

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of September 30, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$71,280	$71,280	$—	$—
Available-for-sale marketable securities (funds held for customers)	15,923	—	15,923	$—
Available-for-sale marketable securities (other current assets)	2,095	—	2,095	—
Long-term investment in mutual funds	2,154	2,154	—	—
Derivative assets	4,917	—	4,917	—

		Fair value measurements using
	Fair value as of December 31, 2011	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$5,418	$—	$5,418	$—
Available-for-sale marketable securities (other current assets)	2,001	—	2,001	—
Long-term investment in mutual funds	2,165	2,165	—	—
Derivative assets	4,539	—	4,539	—

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

Loans and notes receivable from distributors – We have receivables for loans made to our Safeguard® distributors. In addition, during both 2012 and 2011, we acquired the operations of several small business distributors which we then sold to our Safeguard distributors. In most cases, we entered into notes receivable upon the sale of the assets to the distributors. The fair value of these loans and notes receivable is calculated as the present value of expected future cash flows, discounted using an estimated interest rate based on published bond yields for companies of similar risk.

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

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	September 30, 2012		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$34,357	$34,357	$34,357	$—	$—
Cash (funds held for customers)	18,297	18,297	18,297	—	—
Loans and notes receivable from distributors	18,938	17,942	—	—	17,942
Long-term debt, including portion due within one year	742,322	774,187	774,187	—	—

			Fair value measurements using
	December 31, 2011		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$28,687	$28,687	$28,687	$—	$—
Cash (funds held for customers)	38,976	38,976	38,976	—	—
Loans and notes receivable from distributors	11,940	10,616	—	—	10,616
Long-term debt, including portion due within one year	741,706	738,157	544,657	193,500	—

Note 8: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Severance accruals	$1,649	$3,011	$4,685	$5,834
Severance reversals	(489)	(205)	(1,397)	(1,114)
Operating lease obligations	118	52	118	52
Net restructuring accruals	1,278	2,858	3,406	4,772
Other costs	1,656	1,740	3,326	5,904
Net restructuring charges	$2,934	$4,598	$6,732	$10,676

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$193	$261	$1,355	$837
Operating expenses	2,741	4,337	5,377	9,839
Net restructuring charges	$2,934	$4,598	$6,732	$10,676

2012 restructuring charges – During the quarter ended September 30, 2012, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs. Restructuring charges for the nine months ended September 30, 2012 also included severance charges related to the closing of two customer call centers during the third quarter of 2012 and the planned closing of two printing facilities in the fourth quarter of 2012. The restructuring charges for the quarter and nine months ended September 30, 2012 included severance benefits for approximately 80 and 275 employees, respectively. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

2011 restructuring charges – During the quarter and nine months ended September 30, 2011, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continued to reduce costs. The restructuring charges for the quarter and nine months ended September 30, 2011 included severance benefits for approximately 100 and 190 employees, respectively. These charges were reduced by the reversal of restructuring accruals, recorded primarily in 2010, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $3,360 as of September 30, 2012 are reflected in the consolidated balance sheet as accrued liabilities. Restructuring accruals of $6,032 as of December 31, 2011 are reflected in the consolidated balance sheet as accrued liabilities of $5,946 and other non-current liabilities of $86. The majority of the employee reductions are expected to be completed by mid-2013, and we expect most of the related severance payments to be paid by the end of 2013, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through May 2013. As of September 30, 2012, approximately 130 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

As of September 30, 2012, accruals for our restructuring initiatives, summarized by year, were as follows:

	2009 initiatives	2010 initiatives	2011 initiatives	2012 initiatives	Total
Balance, December 31, 2011	$184	$781	$5,067	$—	$6,032
Restructuring charges	11	15	263	4,514	4,803
Restructuring reversals	(2)	(226)	(990)	(179)	(1,397)
Payments	(183)	(413)	(3,945)	(1,537)	(6,078)
Balance, September 30, 2012	$10	$157	$395	$2,798	$3,360
Cumulative amounts:
Restructuring charges	$11,035	$9,730	$9,057	$4,514	$34,336
Restructuring reversals	(1,672)	(1,548)	(1,601)	(179)	(5,000)
Payments	(9,353)	(8,025)	(7,061)	(1,537)	(25,976)
Balance, September 30, 2012	$10	$157	$395	$2,798	$3,360

As of September 30, 2012, the components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2011	$887	$1,397	$744	$2,647	$69	$288	$6,032
Restructuring charges	2,005	338	166	2,176	—	118	4,803
Restructuring reversals	(117)	(208)	(90)	(982)	—	—	(1,397)
Inter-segment transfer	184	(184)	(40)	40	—	—	—
Payments	(1,891)	(1,122)	(540)	(2,293)	(67)	(165)	(6,078)
Balance, September 30, 2012	$1,068	$221	$240	$1,588	$2	$241	$3,360
Cumulative amounts(1):
Restructuring charges	$11,002	$6,172	$3,449	$12,722	$364	$627	$34,336
Restructuring reversals	(1,666)	(923)	(282)	(2,129)	—	—	(5,000)
Inter-segment transfer	309	50	(38)	(321)	—	—	—
Payments	(8,577)	(5,078)	(2,889)	(8,684)	(362)	(386)	(25,976)
Balance, September 30, 2012	$1,068	$221	$240	$1,588	$2	$241	$3,360

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

Pension and postretirement benefit expense for the quarters ended September 30, 2012 and 2011 consisted of the following components:

	Postretirement benefit plan		Pension plan
	2012	2011	2012	2011
Interest cost	$1,478	$1,667	$37	$41
Expected return on plan assets	(1,950)	(1,963)	—	—
Amortization of prior service credit	(764)	(936)	—	—
Amortization of net actuarial losses	1,467	1,354	2	—
Net periodic benefit expense	$231	$122	$39	$41

Pension and postretirement benefit expense for the nine months ended September 30, 2012 and 2011 consisted of the following components:

	Postretirement benefit plan		Pension plan
	2012	2011	2012	2011
Interest cost	$4,435	$5,002	$111	$123
Expected return on plan assets	(5,852)	(5,888)	—	—
Amortization of prior service credit	(2,291)	(2,807)	—	—
Amortization of net actuarial losses	4,402	4,061	7	—
Net periodic benefit expense	$694	$368	$118	$123

Note 10: Debt

Debt outstanding was comprised of the following:

	September 30, 2012	December 31, 2011
5.125% senior, unsecured notes due October 1, 2014, net of discount(1)	$257,247	$256,131
7.375% senior notes due June 1, 2015	200,000	200,000
7.0% senior notes due March 15, 2019	200,000	200,000
Long-term portion of debt	657,247	656,131
5.0% senior, unsecured notes due December 15, 2012, net of discount(2)	85,075	85,575
Total debt	$742,322	$741,706

(1) Includes increase due to cumulative change in fair value of hedged debt of $3,861 as of September 30, 2012 and $2,788 as of December 31, 2011.
(2) Includes increase due to cumulative change in fair value of hedged debt of $239 as of September 30, 2012 and $780 as of December 31, 2011.

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

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 14. At any time prior to March 15, 2014, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $214,000 as of September 30, 2012, based on quoted prices for identical liabilities when traded as assets.

In May 2007, we issued $200,000 of 7.375% senior notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments are due each June and December. The notes are guaranteed by the same subsidiaries which guarantee our notes due in 2019 and place a limitation on restricted payments, including share repurchases and increases in dividend levels. This limitation does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 14. Principal redemptions may be made at our election at any time at redemption prices ranging from 100% to 103.688% of the principal amount. If we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,329. These proceeds were used as part of our repayment of unsecured notes which matured on October 1, 2007. The fair value of the notes issued in May 2007 was $204,500 as of September 30, 2012, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During the quarter ended March 31, 2011, we retired $10,000 of these notes, realizing a pre-tax loss of $185. As of September 30, 2012, the fair value of the

$253,500 remaining notes outstanding was $270,119 based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, we have entered into interest rate swaps to hedge a portion of these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges.

In December 2002, we issued $300,000 of 5.0% senior, unsecured notes maturing on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300,000 in medium-term notes, thereby exhausting that registration statement. Interest payments are due each June and December. Principal redemptions may be made at our election prior to the stated maturity. Proceeds from the offering, net of offering costs, were $295,722. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2011, we retired $195,463 of these notes, realizing a pre-tax loss of $6,810. As of September 30, 2012, the fair value of the $84,847 remaining notes outstanding was $85,568, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, we have entered into interest rate swaps to hedge these notes. The fair value of long-term debt disclosed here does not reflect the impact of these fair value hedges.

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

Daily average amounts outstanding under our credit facility were as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Daily average amount outstanding	$—	$21,655
Weighted-average interest rate	—	3.03%

No amounts were outstanding under our credit facility as of September 30, 2012 and December 31, 2011. As of September 30, 2012, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(8,535)
Net available for borrowing as of September 30, 2012	$191,465
(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

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

Note 11:  Other commitments and contingencies

Indemnifications - In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters.

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

Accruals for environmental matters were $8,807 as of September 30, 2012 and $8,730 as of December 31, 2011, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of comprehensive income for environmental matters was $681 for the nine months ended September 30, 2012 and $234 for the nine months ended September 30, 2011.

As of September 30, 2012, $5,960 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $6,951 had been paid through September 30, 2012. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of September 30, 2012. We do not anticipate significant net cash outlays for environmental matters in 2012. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance - We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,762 as of September 30, 2012 and $5,141 as of December 31, 2011, is accounted for on a discounted basis. The difference between the discounted and undiscounted workers' compensation liability was $24 as of September 30, 2012 and $20 as of December 31, 2011. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not recorded on a discounted basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a discounted basis. Our total liability for these medical and dental benefits totaled $4,141 as of September 30, 2012 and $3,848 as of December 31, 2011. The difference between the discounted and undiscounted medical and dental liability was $296 as of September 30, 2012 and December 31, 2011.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 12: Shareholders’ equity

Shares outstanding – Changes in common shares outstanding were as follows:

Nine Months Ended September 30, 2012
Balance, December 31, 2011	50,826
Issued	837
Repurchased	(509)
Retired	(254)
Balance, September 30, 2012	50,900

Share repurchases – We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 4,748 shares remained available for purchase under this authorization as of September 30, 2012. During the nine months ended September 30, 2012, we repurchased 509 shares for $11,999.

Accumulated other comprehensive loss was comprised of the following:

	Pension and postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized gain on marketable securities, net of tax	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2011	$(62,278)	$(2,931)	$178	$5,630	$(59,401)
Current period other comprehensive income	1,319	835	—	1,365	3,519
Balance, September 30, 2012	$(60,959)	$(2,096)	$178	$6,995	$(55,882)

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

Forms – Our Small Business Services segment provides printed forms to small businesses, including deposit tickets, billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. This segment also offers computer forms compatible with accounting software packages commonly used by small businesses. Forms produced by our Financial Services and Direct Checks segments include deposit tickets and check registers.

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

Other services – All three of our segments provide fraud protection services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability and regulatory compliance programs.

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

The following is our segment information as of and for the quarters ended September 30, 2012 and 2011:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2012	$244,461	$82,843	$51,034	$—	$378,338
	2011	214,442	85,194	55,508	—	355,144
Operating income:	2012	39,636	17,693	15,341	—	72,670
	2011	34,650	14,128	16,867	—	65,645
Depreciation and amortization	2012	11,081	2,922	2,235	—	16,238
expense:	2011	11,437	3,292	3,050	—	17,779
Total assets:	2012	863,015	84,286	170,660	349,330	1,467,291
	2011	816,500	104,375	173,118	293,394	1,387,387
Capital asset purchases:	2012	—	—	—	8,228	8,228
	2011	—	—	—	8,930	8,930

The following is our segment information as of and for the nine months ended September 30, 2012 and 2011:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Revenue from external customers:	2012	$707,144	$259,101	$161,089	$—	$1,127,334
	2011	617,600	259,865	173,705	—	1,051,170
Operating income:	2012	116,651	59,595	48,025	—	224,271
	2011	104,749	43,039	49,298	—	197,086
Depreciation and amortization	2012	33,485	9,197	6,990	—	49,672
expense:	2011	33,970	9,457	13,035	—	56,462
Total assets:	2012	863,015	84,286	170,660	349,330	1,467,291
	2011	816,500	104,375	173,118	293,394	1,387,387
Capital asset purchases:	2012	—	—	—	25,562	25,562
	2011	—	—	—	28,226	28,226

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

The following condensed supplemental consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors. We made certain immaterial corrections to the 2011 information presented for the guarantor subsidiaries and the non-guarantor subsidiaries. The corrections resulted in an increase in revenue of the guarantor subsidiaries, with a corresponding decrease in revenue of the non-guarantor subsidiaries. Corrections to related expense amounts and the resulting corrections to the condensed consolidating statement of cash flows were also recorded. Also, the presentation of deferred income taxes as of December 31, 2011 for Deluxe Corporation was modified to conform to the current year presentation. Additionally, certain corrections to the 2012 information presented for the guarantor subsidiaries and non-guarantor subsidiaries for the quarters ended March 31, 2012 and June 30, 2012 were identified during the current quarter. These corrections, which affected revenue, expenses and the condensed consolidating statement of cash flows, are reflected as out-of-period corrections in the current period. We have concluded that the impact of the corrections is immaterial to the current and prior periods. None of the corrections discussed here had an impact on our consolidated financial statements.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet

	September 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$78,796	$3,635	$23,206	$—	$105,637
Trade accounts receivable, net	—	54,428	12,936	—	67,364
Inventories and supplies	—	21,833	2,367	—	24,200
Deferred income taxes	—	7,003	1,086	(1,777)	6,312
Funds held for customers	—	—	34,220	—	34,220
Other current assets	12,943	14,257	6,110	—	33,310
Total current assets	91,739	101,156	79,925	(1,777)	271,043
Long-Term Investments	37,389	9,185	—	—	46,574
Property, Plant And Equipment, net	—	88,719	17,773	—	106,492
Intangibles, net	—	153,786	1,439	—	155,225
Goodwill	—	787,624	2,029	—	789,653
Deferred Income Taxes	24,502	—	19	(24,521)	—
Investments In Consolidated Subsidiaries	1,445,884	24,900	—	(1,470,784)	—
Intercompany (Payable) Receivable	(434,893)	479,388	(44,495)	—	—
Other Non-Current Assets	12,101	66,289	19,914	—	98,304
Total Assets	$1,176,722	$1,711,047	$76,604	$(1,497,082)	$1,467,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,457	$48,560	$6,056	$—	$67,073
Accrued liabilities	19,062	88,657	39,852	—	147,571
Deferred income taxes	1,777	—	—	(1,777)	—
Long-term debt due within one year	85,075	—	—	—	85,075
Total current liabilities	118,371	137,217	45,908	(1,777)	299,719
Long-Term Debt	657,247	—	—	—	657,247
Deferred Income Taxes	—	76,236	3,041	(24,521)	54,756
Other Non-Current Liabilities	3,114	51,710	2,755	—	57,579
Total Shareholders' Equity	397,990	1,445,884	24,900	(1,470,784)	397,990
Total Liabilities And Shareholders' Equity	$1,176,722	$1,711,047	$76,604	$(1,497,082)	$1,467,291

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$3,047	$1,522	$24,118	$—	$28,687
Trade accounts receivable, net	—	57,463	11,560	—	69,023
Inventories and supplies	—	19,941	2,102	—	22,043
Deferred income taxes	1,035	5,430	751	—	7,216
Funds held for customers	—	—	44,394	—	44,394
Other current assets	5,851	10,469	4,892	—	21,212
Total current assets	9,933	94,825	87,817	—	192,575
Long-Term Investments	36,338	8,809	—	—	45,147
Property, Plant And Equipment, net	—	96,345	17,066	—	113,411
Assets Held For Sale	—	2,741	—	—	2,741
Intangibles, net	—	155,452	1,887	—	157,339
Goodwill	—	775,044	1,954	—	776,998
Deferred Income Taxes	27,471	—	—	(27,471)	—
Investments In Consolidated Subsidiaries	1,307,149	15,478	—	(1,322,627)	—
Intercompany (Payable) Receivable	(316,876)	360,789	(43,913)	—	—
Other Non-Current Assets	11,758	72,944	15,896	—	100,598
Total Assets	$1,075,773	$1,582,427	$80,707	$(1,350,098)	$1,388,809

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,401	$44,908	$6,385	$—	$64,694
Accrued liabilities	12,272	86,001	51,825	—	150,098
Long-term debt due within one year	85,575	—	—	—	85,575
Total current liabilities	111,248	130,909	58,210	—	300,367
Long-Term Debt	656,131	—	—	—	656,131
Deferred Income Taxes	—	74,133	3,145	(27,471)	49,807
Other Non-Current Liabilities	5,705	70,236	3,874	—	79,815
Total Shareholders' Equity	302,689	1,307,149	15,478	(1,322,627)	302,689
Total Liabilities And Shareholders' Equity	$1,075,773	$1,582,427	$80,707	$(1,350,098)	$1,388,809

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended September 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$2,210	$344,680	$68,208	$(36,760)	$378,338
Cost of goods sold	—	(122,621)	(41,026)	31,957	(131,690)
Gross Profit	2,210	222,059	27,182	(4,803)	246,648
Operating expenses	(1,958)	(155,765)	(21,058)	4,803	(173,978)
Operating Income	252	66,294	6,124	—	72,670
Interest expense	(11,873)	(4,425)	(533)	4,941	(11,890)
Other income	4,710	269	147	(4,941)	185
(Loss) Income Before Income Taxes	(6,911)	62,138	5,738	—	60,965
Income tax benefit (provision)	5,187	(25,088)	439	—	(19,462)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(1,724)	37,050	6,177	—	41,503
Equity in earnings of consolidated subsidiaries	43,227	6,177	—	(49,404)	—
Net Income	$41,503	$43,227	$6,177	$(49,404)	$41,503

Comprehensive Income	$43,570	$45,010	$7,554	$(52,564)	$43,570

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended September 30, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$2,128	$321,138	$66,779	$(34,901)	$355,144
Cost of goods sold	—	(113,604)	(39,649)	30,615	(122,638)
Gross Profit	2,128	207,534	27,130	(4,286)	232,506
Operating expenses	(2,529)	(146,898)	(21,720)	4,286	(166,861)
Operating (Loss) Income	(401)	60,636	5,410	—	65,645
Interest expense	(11,785)	(2,106)	(298)	2,358	(11,831)
Other income (expense)	2,930	382	(1,255)	(2,358)	(301)
(Loss) Income Before Income Taxes	(9,256)	58,912	3,857	—	53,513
Income tax benefit (provision)	6,227	(23,695)	690	—	(16,778)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(3,029)	35,217	4,547	—	36,735
Equity in earnings of consolidated subsidiaries	39,764	4,547	—	(44,311)	—
Net Income	$36,735	$39,764	$4,547	$(44,311)	$36,735

Comprehensive Income	$33,812	$36,560	$1,101	$(37,661)	$33,812

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$6,443	$1,021,695	$207,950	$(108,754)	$1,127,334
Cost of goods sold	—	(359,772)	(123,664)	96,664	(386,772)
Gross Profit	6,443	661,923	84,286	(12,090)	740,562
Operating expenses	(5,328)	(454,611)	(68,442)	12,090	(516,291)
Operating Income	1,115	207,312	15,844	—	224,271
Interest expense	(34,880)	(10,032)	(1,226)	11,194	(34,944)
Other income	10,410	584	741	(11,194)	541
(Loss) Income Before Income Taxes	(23,355)	197,864	15,359	—	189,868
Income tax benefit (provision)	13,830	(71,866)	(3,987)	—	(62,023)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(9,525)	125,998	11,372	—	127,845
Equity in earnings of consolidated subsidiaries	137,370	11,372	—	(148,742)	—
Net Income	$127,845	$137,370	$11,372	$(148,742)	$127,845

Comprehensive Income	$131,364	$140,037	$12,818	$(152,855)	$131,364

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Revenue	$6,383	$947,849	$204,401	$(107,463)	$1,051,170
Cost of goods sold	—	(336,733)	(121,021)	94,267	(363,487)
Gross Profit	6,383	611,116	83,380	(13,196)	687,683
Operating expenses	(9,313)	(428,081)	(66,399)	13,196	(490,597)
Operating (Loss) Income	(2,930)	183,035	16,981	—	197,086
Loss on early debt extinguishment	(6,995)	—	—	—	(6,995)
Interest expense	(35,795)	(7,363)	(1,023)	8,259	(35,922)
Other income (expense)	7,750	970	(677)	(8,259)	(216)
(Loss) Income Before Income Taxes	(37,970)	176,642	15,281	—	153,953
Income tax benefit (provision)	18,539	(65,969)	(1,759)	—	(49,189)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(19,431)	110,673	13,522	—	104,764
Equity in earnings of consolidated subsidiaries	124,195	13,522	—	(137,717)	—
Net Income	$104,764	$124,195	$13,522	$(137,717)	$104,764

Comprehensive Income	$104,292	$122,402	$11,002	$(133,404)	$104,292

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash (Used) Provided By Operating Activities	$(4,852)	$175,679	$6,328	$177,155

Cash Flows From Investing Activities:
Purchases of capital assets	—	(23,263)	(2,299)	(25,562)
Payments for acquisitions, net of cash acquired	—	(26,707)	(5,925)	(32,632)
Loans to distributors	—	(3,117)	(120)	(3,237)
Other	100	2,772	666	3,538
Net cash provided (used) by investing activities	100	(50,315)	(7,678)	(57,893)
Cash Flows From Financing Activities:
Payments for debt issue costs	(1,164)	—	—	(1,164)
Change in book overdrafts	(3,015)	388	—	(2,627)
Proceeds from issuing shares under employee plans	9,610	—	—	9,610
Excess tax benefit from share-based employee awards	1,120	—	—	1,120
Payments for common shares repurchased	(11,999)	—	—	(11,999)
Cash dividends paid to shareholders	(38,131)	—	—	(38,131)
Advances from (to) consolidated subsidiaries	124,080	(123,639)	(441)	—
Net cash provided (used) by financing activities	80,501	(123,251)	(441)	(43,191)

Effect Of Exchange Rate Change On Cash	—	—	879	879

Net Change In Cash And Cash Equivalents	75,749	2,113	(912)	76,950
Cash And Cash Equivalents: Beginning Of Period	3,047	1,522	24,118	28,687
End of Period	$78,796	$3,635	$23,206	$105,637

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash Provided By Operating Activities	$9,051	$152,629	$9,567	$171,247

Cash Flows From Investing Activities:
Purchases of capital assets	—	(27,111)	(1,115)	(28,226)
Payments for acquisitions, net of cash acquired	—	(80,486)	(2,676)	(83,162)
Payments on company-owned life insurance policies	—	(6,383)	—	(6,383)
Loans to distributors	—	(3,219)	(296)	(3,515)
Other	(256)	711	285	740
Net cash used by investing activities	(256)	(116,488)	(3,802)	(120,546)
Cash Flows From Financing Activities:
Net proceeds from short-term debt	26,000	—	—	26,000
Payments on long-term debt, including costs of debt reacquisition	(215,030)	—	—	(215,030)
Proceeds from issuing long-term debt	200,000	—	—	200,000
Payments for debt issue costs	(3,470)	—	—	(3,470)
Change in book overdrafts	2,832	(850)	—	1,982
Proceeds from issuing shares under employee plans	7,597	—	—	7,597
Excess tax benefit from share-based employee awards	972	—	—	972
Payments for common shares repurchased	(23,620)	—	—	(23,620)
Cash dividends paid to shareholders	(38,395)	—	—	(38,395)
Advances from (to) consolidated subsidiaries	32,901	(34,987)	2,086	—
Net cash (used) provided by financing activities	(10,213)	(35,837)	2,086	(43,964)

Effect Of Exchange Rate Change On Cash	—	—	(1,099)	(1,099)

Net Change In Cash And Cash Equivalents	(1,418)	304	6,752	5,638
Cash And Cash Equivalents: Beginning Of Period	3,197	683	13,503	17,383
End of Period	$1,779	$987	$20,255	$23,021

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

Forms – Our Small Business Services segment is a leading provider of printed forms to small businesses, including deposit tickets, billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. This segment also offers computer forms compatible with accounting software packages commonly used by small businesses. Forms produced by our Financial Services and Direct Checks segments include deposit tickets and check registers.

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

Other services – All three of our segments provide fraud protection services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability and regulatory compliance programs.

Throughout the past several years, we have focused on capitalizing on transformational opportunities available to us so that we are positioned to deliver increasing revenues and operating income, while maintaining strong operating margins. These opportunities include new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, including marketing solutions and other services offerings and direct-to-consumer offerings. Throughout the remainder of 2012, we will continue our focus in these areas, with an emphasis on profitable revenue growth, improving our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases with a focus on marketing solutions and other services.

Earnings for the first nine months of 2012, as compared to the first nine months of 2011, benefited from price increases and continuing initiatives to reduce our cost structure, primarily within our fulfillment, sales and marketing, and information technology organizations, as well as lower amortization expense related to previous acquisitions. Additionally, results for 2011 included pre-tax losses of $8.3 million from the retirement of long-term notes, including interest expense of $1.3 million due to the accelerated recognition of a related derivative loss and the settlement of interest rate swaps. These increases in net income were partially offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage, as well as higher performance-based compensation and investments in brand awareness and revenue-generating activities.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). There were no significant changes in our strategies during the first nine months of 2012.

Consistent with our strategy, we acquired all of the outstanding capital stock of OrangeSoda, Inc. during the second quarter of 2012 for cash of $26.7 million, net of cash acquired. OrangeSoda is a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses. This acquisition is expected to be $0.01 per share dilutive to earnings per share in 2012, after including transaction costs and acquisition-related amortization expense.

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

Outlook

2012 outlook – We anticipate that consolidated revenue will be between $1.508 billion and $1.515 billion for 2012, compared to $1.418 billion for 2011. In Small Business Services, we expect the percentage increase in revenue to be in the low double digits compared to 2011 revenue of $846.4 million, as volume declines in core business products are expected to be more than offset by price increases and growth in our e-commerce, distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. This projected revenue increase includes incremental revenue from the PsPrint acquisition in July 2011 and the OrangeSoda acquisition in May 2012. In Financial Services, we expect the percentage decrease in revenue to be in the very low single digits compared to 2011 revenue of $342.4 million, driven by check order declines of approximately five to six percent for the remainder of the year, partially offset by higher revenue per order, a new large customer which began contributing volume early in the first quarter of 2012, and continued contributions from marketing solutions and other services offerings. In Direct Checks, we expect the percentage decrease in revenue to be in the middle to high single digits compared to 2011 revenue of $228.8 million, driven by check usage declines.

We expect that 2012 diluted earnings per share will be between $3.30 and $3.37, including estimated total charges of $0.13 per share related to restructuring-related costs and transaction costs related to the OrangeSoda acquisition, compared to $2.80 for 2011, which included total charges of $0.31 per share related to restructuring-related costs, losses on debt retirements, transaction costs related to acquisitions, and an asset impairment charge. We expect that the benefits of our cost reduction activities will be partially offset by continued investments in revenue growth opportunities, increased performance-based compensation, and increases in material and delivery rates. We estimate that our annual effective tax rate for 2012 will be approximately 33%, the same as in 2011.

We anticipate that net cash provided by operating activities will be between $239 million and $245 million in 2012, compared to $235 million in 2011, driven by higher earnings, offset by higher income tax and contract acquisition payments, as well as contributions to our trust used to pay medical benefits. We anticipate contract acquisition payments of approximately $20 million in 2012, and we estimate that capital spending will be approximately $35 million in 2012 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with our credit facility, will be sufficient to support our operations, including capital expenditures, small-to-medium-sized acquisitions, required debt service and dividend payments, for the next 12 months. This includes payments of $84.8 million due in December 2012 when a portion of our long-term notes matures. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we have cash flow in excess of these priorities, our focus during the last quarter of 2012 will be on further reducing our debt if we are able to purchase our long-term notes on the open market and/or we may complete share repurchases to offset the dilutive impact of shares issued under our employee stock incentive plan.

2013 outlook – We anticipate that consolidated revenue will increase approximately 2% to 4% in 2013, as compared to 2012. This revenue increase includes the assumption that consumer checks sold through financial institutions will decline between 5% and 6% in 2013, as compared to 2012. We expect that marketing solutions and other services revenue will represent approximately 22% of total revenue in 2013, and by the fourth quarter, will represent approximately 25% of our total revenue. The anticipated revenue increase is expected to produce an increase in earnings per share of between 8% and 11% in 2013, as compared to 2012, including a $0.10 per share decrease in restructuring and transaction-related costs. Our earnings per share outlook assumes that we will increase spending on brand awareness and that our effective tax rate in 2013 will be higher than in 2012.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Form 10-K. There were no significant changes in these items during the first nine months of 2012.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2012	2011	Change	2012	2011	Change
Revenue	$378,338	$355,144	6.5%	$1,127,334	$1,051,170	7.2%
Orders	13,087	13,634	(4.0%)	40,158	40,843	(1.7%)
Revenue per order	$28.91	$26.05	11.0%	$28.07	$25.74	9.1%

The increase in revenue for the third quarter and first nine months of 2012, as compared to the same periods in 2011, was primarily due to price increases in all three segments, incremental revenue generated by the businesses acquired during 2012 and 2011, growth in marketing solutions and other services and in our Small Business Services distributor channel, and revenue from a new large financial institution client. These revenue increases were partially offset by lower order volume for our personal check businesses and continued pricing pressure on contract renewals within Financial Services.

The number of orders decreased for the third quarter and first nine months of 2012, as compared to the same periods in 2011, due primarily to the continuing decline in check and forms usage, partially offset by growth in marketing solutions and other services and in the Small Business Services distributor channel. Revenue per order increased for the third quarter and first nine months of 2012, as compared to the same periods in 2011, primarily due to the benefit of price increases in all three segments and a shift to higher dollar Small Business Services orders as check usage continues to decline. At the same time, Financial Services continues to experience pricing pressure on contract renewals.

Supplemental information regarding revenue by product and service category is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Checks, including contract settlements	58.1%	61.1%	60.0%	62.7%
Forms	13.0%	13.7%	13.3%	13.8%
Accessories and other products	9.7%	8.6%	9.1%	8.9%
Marketing solutions, including services	14.1%	11.3%	12.4%	9.5%
Other services	5.1%	5.3%	5.2%	5.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Gross profit	$246,648	$232,506	6.1%	$740,562	$687,683	7.7%
Gross margin	65.2%	65.5%	(0.3) pts.	65.7%	65.4%	0.3 pts.

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

Gross margin decreased for the third quarter of 2012, as compared to the third quarter of 2011, due primarily to higher delivery rates and material costs in 2012 and increased performance-based compensation. Partially offsetting these decreases in gross margin were the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives.

Gross margin increased for the first nine months of 2012, as compared to the first nine months of 2011, due primarily to the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives. Partially offsetting these increases in gross margin were higher delivery rates and material costs in 2012 and increased performance-based compensation.

Consolidated Selling, General & Administrative Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
SG&A expense	$171,237	$162,524	5.4%	$510,786	$480,868	6.2%
SG&A as a percentage of revenue	45.3%	45.8%	(0.5) pts.	45.3%	45.7%	(0.4) pts.

The increase in SG&A expense for the third quarter of 2012, as compared to the third quarter of 2011, was driven primarily by increased Small Business Services commission expense due to increased volume, higher performance-based compensation expense, and incremental operating expenses of the OrangeSoda acquisition completed in May 2012. These increases were partially offset by various expense reduction initiatives within sales, marketing and our shared services organization.

The increase in SG&A expense for the first nine months of 2012, as compared to the first nine months of 2011, was driven primarily by increased Small Business Services commission expense due to increased volume, incremental operating expenses of the businesses we acquired in 2012 and 2011, higher performance-based compensation expense, and investments in revenue-generating initiatives. These increases were partially offset by various expense reduction initiatives within sales, marketing and our shared services organization, as well as lower acquisition-related amortization related to previous acquisitions.

Net Restructuring Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Net restructuring charges	$2,741	$4,337	$(1,596)	$5,377	$9,839	$(4,462)

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including employee and equipment moves, training and travel. Additional net restructuring charges of $0.2 million in the third quarter of 2012, $0.3 million in the third quarter of 2011, $1.4 million in the first nine months of 2012 and $0.8 million in the first nine months of 2011 were included within cost of goods sold in our consolidated statements of comprehensive income. Further information can be found under Restructuring Costs.

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

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Interest expense	$11,890	$11,831	0.5%	$34,944	$35,922	(2.7%)
Weighted-average debt outstanding	738,347	782,434	(5.6%)	738,347	762,807	(3.2%)
Weighted-average interest rate	5.77%	5.60%	0.17 pts.	5.77%	5.60%	0.17 pts.

The slight increase in interest expense for the third quarter of 2012, as compared to the third quarter of 2011, was primarily due to the impact of fair value hedge ineffectiveness, partially offset by our lower average debt level in 2012. Further information regarding our fair value hedges can be found under the captions "Note 6: Derivative financial instruments" and "Note 7: Fair value measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

The decrease in interest expense for the first nine months of 2012, as compared to the first nine months of 2011, was due to our lower average debt level in 2012, as well as charges of $1.3 million in the first quarter of 2011 related to the retirement of long-term notes. The debt retirements required that we accelerate the recognition of a portion of a derivative loss, and we recognized expense related to the settlement of a portion of our interest rate swap agreements. These decreases in interest expense were partially offset by our higher average interest rate in 2012.

Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Income tax provision	$19,462	$16,778	16.0%	$62,023	$49,189	26.1%
Effective tax rate	31.9%	31.4%	0.5 pts.	32.7%	32.0%	0.7 pts.

The increase in our effective tax rate for the third quarter of 2012, as compared to the third quarter of 2011, was primarily due to lower research and development credits in 2012 as the law providing for these credits expired at the end of 2011, as well as a favorable adjustment in 2011 driven by the tax attributes of one of our previously acquired companies.

The increase in our effective tax rate for the first nine months of 2012, as compared to the first nine months of 2011, was primarily due to lower research and development credits in 2012 as the law providing for these credits expired at the end of 2011, as well as a number of minor discrete credits to income tax expense in 2011, including a reduction in the valuation allowance related to foreign operating loss carryforwards. These discrete credits collectively decreased our tax rate by 1.2 points for the first nine months of 2011. Discrete credits to income tax expense in the first nine months of 2012 collectively decreased our tax rate by 1.0 point and related primarily to state income taxes.

RESTRUCTURING COSTS

During the first nine months of 2012, we recorded net restructuring charges of $6.7 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $3.4 million. The restructuring accruals included charges of $4.7 million related to severance for employee reductions in various functional areas as we continue to reduce costs, including the the closing of two customer call centers during the third quarter of 2012 and the planned closing of two printing facilities in the fourth quarter of 2012. The restructuring accruals included severance benefits for approximately 275 employees. These charges were reduced by the reversal of $1.4 million of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. The majority of the employee reductions included in our restructuring accruals are expected to be completed by mid-2013, and we expect most of the related severance payments to be paid by the end of 2013, utilizing cash from operations.

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

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $4 million in cost of goods sold and $4 million in SG&A expense in 2012, in comparison to our 2011 results of operations, which represents a portion of the estimated $50 million of total net cost reductions we expect to realize in 2012. Expense reductions consist primarily of labor and facility costs.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Revenue	$244,461	$214,442	14.0%	$707,144	$617,600	14.5%
Operating income	39,636	34,650	14.4%	116,651	104,749	11.4%
Operating margin	16.2%	16.2%	—	16.5%	17.0%	(0.5) pts.

The increase in revenue for the third quarter of 2012, as compared to the third quarter of 2011, was due primarily to growth in our distributor channel, price increases, incremental revenue of $8.6 million from the acquisition of OrangeSoda in May 2012, and growth in marketing solutions and other services revenue. Additionally, revenue generated via our relationship with a new large Financial Services client and growth in our major accounts channel contributed to the revenue increase.

The increase in revenue for the first nine months of 2012, as compared to the first nine months of 2011, was due primarily to price increases, growth in our distributor channel, incremental revenue of $26.8 million from the acquisitions of PsPrint and OrangeSoda, and growth in marketing solutions and other services revenue. Additionally, business check revenue, as well as revenue generated via our relationship with a new large Financial Services client and growth in our major accounts channel contributed to the revenue increase. These increases were partially offset by an unfavorable currency exchange rate impact of $1.5 million in 2012.

The increase in operating income for the third quarter of 2012, as compared to the third quarter of 2011, was due primarily to price increases and benefits of our cost reduction initiatives. Partially offsetting these increases in operating income were higher performance-based compensation, and increases in delivery rates and material costs in 2012.

The increase in operating income for the first nine months of 2012, as compared to the first nine months of 2011, was due primarily to price increases, growth in our distributor channel and in marketing solutions and other services revenue, as well as lower amortization related to acquisitions completed in previous years. Partially offsetting these increases in operating income were higher performance-based compensation, increases in delivery rates and material costs in 2012 and investments in revenue-generating initiatives.

Operating margin decreased for the first nine months of 2012, as compared to the first nine months of 2011, as the increase in commissions, expenses associated with acquisitions, higher performance-based compensation and investments in revenue-generating initiatives were only partially offset by the benefits of price increases and our cost reduction initiatives.

Financial Services

Financial Services' products and services are sold through multiple channels, including a direct sales force. Results for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Revenue	$82,843	$85,194	(2.8%)	$259,101	$259,865	(0.3%)
Operating income	17,693	14,128	25.2%	59,595	43,039	38.5%
Operating margin	21.4%	16.6%	4.8 pts.	23.0%	16.6%	6.4 pts.

The decrease in revenue for the third quarter of 2012, as compared to the third quarter of 2011, was due to a decrease in order volume resulting primarily from the continued decline in check usage, as well as continuing competitive pricing pressure on contract renewals. Partially offsetting these revenue declines were price increases, revenue from a new large financial institution client and growth in marketing solutions and other services.

The slight decrease in revenue for the first nine months of 2012, as compared to the first nine months of 2011, was due to a decrease in order volume resulting primarily from the continued decline in check usage, as well as continuing competitive pricing pressure on contract renewals. Partially offsetting these revenue declines were price increases, revenue from a new large financial institution client, growth in marketing solutions and other services, and incremental revenue from the Banker's Dashboard® acquisition completed in April 2011.

Operating income and operating margin increased for the third quarter and first nine months of 2012, as compared to the same periods in 2011, primarily due to price increases and the benefit of our various cost reduction initiatives. Additionally, restructuring-related costs decreased $1.9 million for the third quarter of 2012 and $4.5 million for the first nine months of 2012, as compared to the same periods in 2011. These increases in operating income and operating margin were partially offset by higher performance-based compensation expense, increased delivery rates and material costs in 2012, as well as investments to generate additional revenue.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Revenue	$51,034	$55,508	(8.1%)	$161,089	$173,705	(7.3%)
Operating income	15,341	16,867	(9.0%)	48,025	49,298	(2.6%)
Operating margin	30.1%	30.4%	(0.3) pts.	29.8%	28.4%	1.4 pts.

The decrease in revenue for the third quarter and first nine months of 2012, as compared to the same periods in 2011, was due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting this revenue decrease was higher revenue per order, partly due to price increases.

The decrease in operating income for the third quarter and first nine months of 2012, as compared to the same periods in 2011, was due primarily to the lower order volume, higher performance-based compensation expense and increased delivery rates and material costs in 2012. Additionally, restructuring-related costs increased $0.9 million for the first nine months of 2012, as compared to the first nine months of 2011. These decreases in operating income were partially offset by lower amortization related to the Custom Direct acquisition and benefits from our cost reduction initiatives.

Operating margin decreased slightly for the third quarter of 2012, as compared to the third quarter of 2011, as the impact of higher performance-based compensation and increased delivery rates and material costs in 2012 exceeded the lower amortization expense and benefits from our cost reduction initiatives.

Operating margin increased for the first nine months of 2012, as compared to the first nine months of 2011, as the lower amortization expense and benefits from our cost reduction initiatives exceeded the impact of higher performance-based compensation and increased delivery rates and material costs in 2012.

CASH FLOWS AND LIQUIDITY

As of September 30, 2012, we held cash and cash equivalents of $105.6 million. The following table shows our cash flow activity for the nine months ended September 30, 2012 and 2011, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Net cash provided by operating activities	$177,155	$171,247	$5,908
Net cash used by investing activities	(57,893)	(120,546)	62,653
Net cash used by financing activities	(43,191)	(43,964)	773
Effect of exchange rate change on cash	879	(1,099)	1,978
Net change in cash and cash equivalents	$76,950	$5,638	$71,312

The $5.9 million increase in cash provided by operating activities for the first nine months of 2012, as compared to the first nine months of 2011, was due primarily to increased cash provided by earnings, as well as a $7.8 million decrease in pension contributions and employee profit sharing/cash bonus payments related to our 2011 performance. We discontinued our defined contribution pension plan effective with the 2011 plan year. As such, the contribution made to this plan in early 2011 for the 2010 plan year was our last contribution to this plan. These increases in cash provided by operating activities were partially offset by higher income tax payments, a planned $8.3 million increase in contributions to our trust used to pay for medical benefits, as well as increases in contract acquisition and interest payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Income tax payments	$65,363	$45,819	$19,544
Voluntary employee beneficiary association (VEBA) trust contributions to fund medical benefits	36,670	28,350	8,320
Interest payments	30,117	26,380	3,737
Pension contributions and employee profit sharing/cash bonus payments	19,375	27,165	(7,790)
Contract acquisition payments	15,038	9,998	5,040
Severance payments	5,846	5,431	415

Net cash used by investing activities in the first nine months of 2012 was $62.7 million lower than the first nine months of 2011 driven primarily by lower payments for acquisitions in 2012. In 2012, we acquired OrangeSoda and distributor operations for an aggregate of $32.6 million, net of cash acquired. In 2011, we acquired PsPrint, Banker's Dashboard and distributor operations for an aggregate of $83.2 million, net of cash acquired. Additionally, we made payments of $6.4 million on company-owned life insurance policies in 2011.

Net cash used by financing activities in the first nine months of 2012 was $0.8 million lower than the first nine months of 2011 due primarily to $215.0 million of payments on long-term debt in 2011 and lower payments for share repurchases in 2012. Partially offsetting these decreases in cash used were proceeds from issuing long-term debt of $200.0 million in 2011 and net proceeds of $26.0 million from borrowings on our line of credit in 2011.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Proceeds from issuing long-term debt	$—	$200,000	$(200,000)
Proceeds from issuing shares under employee plans	9,610	7,597	2,013
Net proceeds from short-term debt	—	26,000	(26,000)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2012	2011	Change
Payments on long-term debt, including costs of debt reacquisition	$—	$215,030	$(215,030)
Cash dividends paid to shareholders	38,131	38,395	(264)
Payments for acquisitions, net of cash acquired	32,632	83,162	(50,530)
Purchases of capital assets	25,562	28,226	(2,664)
Payments for common shares repurchased	11,999	23,620	(11,621)
Payments on company-owned life insurance policies	—	6,383	(6,383)
Loans to distributors	3,237	3,515	(278)

We anticipate that net cash provided by operating activities will be between $239 million and $245 million in 2012, compared to $235 million in 2011, driven by higher earnings, offset by higher income tax and contract acquisition payments, as well as contributions to our trust used to pay medical benefits. We anticipate that cash generated by operating activities in 2012 will be utilized for payments of $84.8 million due in December 2012 when a portion of our long-term notes matures, dividend payments of approximately $50 million, capital expenditures of approximately $35 million, payments for acquisitions already completed in 2012 of $32.6 million, additional debt reduction if we are able to purchase our long-term notes on the open market, share repurchases, and possibly additional small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure.

We had $191.5 million available for borrowing under our credit facility as of September 30, 2012. We believe that cash generated by operating activities, along with our credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures, possible small-to-medium-sized acquisitions and share repurchases, required debt service, and dividend payments.

CAPITAL RESOURCES

Our total debt was $742.3 million as of September 30, 2012, an increase of $0.6 million from December 31, 2011. We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and 2014. As of September 30, 2012, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of September 30, 2012 included a $4.1 million increase related to adjusting the hedged debt for changes in its fair value. As of December 31, 2011, this fair value adjustment was an increase of $3.6 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 6: Derivative financial instruments” and “Note 10: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2011 Form 10-K.

Our capital structure for each period was as follows:

	September 30, 2012		December 31, 2011
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$455,475	6.9%	$455,466	6.9%	$9
Floating interest rate	286,847	3.9%	286,240	3.9%	607
Total debt	742,322	5.8%	741,706	5.8%	616
Shareholders’ equity	397,990		302,689		95,301
Total capital	$1,140,312		$1,044,395		$95,917

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 4.7 million shares remained available for purchase under this authorization as of September 30, 2012. During the first nine months of 2012, we purchased 0.5 million shares for $12.0 million. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or by other means. Any such retirements would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2011, we had a $200.0 million credit facility, which was scheduled to expire in March 2013. In February 2012, we modified the terms of this credit facility, extending its term to February 2017. Additionally, we lowered the commitment fee to a range of 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of September 30, 2012 and we expect to remain in compliance with all debt covenants throughout the next 12 months.

Daily average amounts outstanding under our credit facility were as follows:

(in thousands)	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Daily average amount outstanding	$—	$21,655
Weighted-average interest rate	—	3.03%

No amounts were outstanding under our credit facility as of September 30, 2012 or December 31, 2011. As of September 30, 2012, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(8,535)
Net available for borrowing as of September 30, 2012	$191,465
(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $15.0 million for the first nine months of 2012 and $10.0 million for the first nine months of 2011. We anticipate cash payments of approximately $20 million in 2012. Changes in contract acquisition costs during the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
(in thousands)	2012	2011
Balance, beginning of year	$55,076	$57,476
Additions	5,006	12,880
Amortization	(12,806)	(12,737)
Other	(402)	(255)
Balance, end of period	$46,874	$57,364

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $5.2 million as of September 30, 2012 and $13.1 million as of December 31, 2011. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $5.0 million as of September 30, 2012 and $7.5 million as of December 31, 2011.

Funds held for customers – Our Canadian payroll services business collects funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients' employees and the appropriate taxing authorities. Funds held for customers of $34.2 million as of September 30, 2012 decreased $10.2 million from December 31, 2011. The decrease in funds held for customers, and the corresponding accrued liability, was due primarily to a lower average fund balance per client driven by the timing of payroll settlements, partially offset by an increase in the number of payroll services customers.

Foreign cash and investments – As of September 30, 2012, our subsidiaries located in Canada held cash and marketable securities of $24.6 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate the cash and marketable securities into the U.S., we would incur a U.S. tax liability of approximately $4 million.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 11: Other commitments and contingencies” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in the Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2011 Form 10-K. There were no significant changes in these obligations during the first nine months of 2012.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the first nine months of 2012 or during 2011.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2011 Form 10-K. There were no changes in these policies during the first nine months of 2012.

During the quarter ended September 30, 2012, we completed the annual impairment analyses of goodwill and our indefinite-lived trade name. In completing the annual goodwill impairment analysis, we elected to perform a qualitative assessment for all of the reporting units to which goodwill is assigned. This qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010, in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43.0 million and $546.0 million, or by amounts between 55% and 442% above the carrying values of their net assets. In completing our qualitative analysis, we noted no changes in events or circumstances which would require us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units.

The annual impairment analysis of our indefinite-live trade name indicated that its calculated fair value exceeded its carrying value of $19.1 million by approximately $29.0 million. In this analysis we assumed a discount rate of 11.8% and a royalty rate of 2.0%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by approximately $3.0 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $12.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during the first nine months of 2012 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under the new guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the asset is impaired, then a quantitative assessment must be completed. The new standard is effective for us as of January 1, 2013. We had the option of adopting this standard early because the annual impairment analysis of our indefinite-lived trade name is completed as of July 31st of each year and the results of this analysis are presented in this report on Form 10-Q. Instead, we elected to complete a quantitative analysis of the fair value of this asset, which is described under the caption "Note 7: Fair value measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook” or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2012, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing December 2012, including increase of $239 related to the cumulative change in fair value of hedged debt	$85,075	$85,568	3.3%
Long-term notes maturing October 2014, including increase of $3,861 related to the cumulative change in fair value of hedged debt	257,247	270,119	4.3%
Long-term notes maturing June 2015	200,000	204,500	7.4%
Long-term notes maturing March 2019	200,000	214,000	7.0%
Total debt	$742,322	$774,187	5.8%

(1) Fair value is based on quoted market prices as of September 30, 2012 for identical liabilities when traded as assets.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such retirements would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt due in 2012 and 2014. As of September 30, 2012, interest rate swaps with a notional amount of $282.8 million were designated as fair value hedges. The carrying amount of long-term debt as of September 30, 2012 included a $4.1 million increase related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness can be found under the caption “Note 7: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $2.1 million change in interest expense for the first nine months of 2012, excluding any hedge ineffectiveness related to our interest rate swaps.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 4.7 million shares remained available for purchase under this authorization as of September 30, 2012.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2012, we withheld 23,217 shares in conjunction with the vesting and exercise of equity-based awards.

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
4.1
Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)

*
4.2
First Supplemental Indenture dated as of December 4, 2002, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 5, 2002)

*
4.3
Second Supplemental Indenture, dated as of March 11, 2011, between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)

*
4.4
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association), as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

*
4.5
Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.6
Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.7
Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)

*
4.8
Supplemental Indenture, dated as of March 12, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2010)

*
4.9
Supplemental Indenture, dated as of September 9, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 2010)

*
4.10
Indenture, dated as of March 15, 2011, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 7.00% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)

*
4.11
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

*

Exhibit Number	Description	Method of Filing
4.12
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Condensed Notes to Unaudited Consolidated Financial Statements**
Filed herewith
___________________
* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: October 31, 2012	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2012	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2012	/s/ Jeffrey J. Bata
Jeffrey J. Bata Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Condensed Notes to Unaudited Consolidated Financial Statements