Form 10-K
period 2012-12-31
DELUXE CORP
filed 2013-02-22
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012
Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

Registrant’s telephone number, including area code: (651) 483-7111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $1,246,371,337 based on the last sales price of the registrant's common stock on the New York Stock Exchange on June 30, 2012. The number of outstanding shares of the registrant's common stock as of February 8, 2013, was 50,777,755.

Documents Incorporated by Reference: Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

DELUXE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

Item 1. Business.

Deluxe Corporation was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, our company was named Deluxe Check Printers, Incorporated. Our principal corporate offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966. Our main telephone number is (651) 483-7111.

COMPANY OVERVIEW

Our vision is to be the best at helping small businesses and financial institutions grow. Through our various businesses and brands, we help small businesses and financial institutions better grow, operate and protect their businesses. We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to promote and sell a wide range of customized products and services. Over the past 24 months, our Small Business Services segment has provided products and services to over four million small business customers and our Direct Checks segment has provided products and services to more than eight million consumers. Through our Financial Services segment, we provide products and services to approximately 5,700 financial institution clients. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 45.4%, 47.2% and 48.3% of our Small Business Services segment's revenue in 2012, 2011 and 2010, respectively.

Forms – Our Small Business Services segment is a leading provider of printed forms to small businesses including deposit tickets, billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. This segment also offers computer forms compatible with accounting software packages commonly used by small businesses. Forms sold by our Financial Services and Direct Checks segments include deposit tickets and check registers.

Accessories and other products – Small Business Services provides products which are designed to supply small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine optimization and marketing, social media marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as business cards, greeting cards, postcards, brochures and apparel. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection and security services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability and risk management services.

Revenue, by product and service category, as a percentage of consolidated revenue for the years ended December 31 was as follows:

	2012	2011	2010
Checks, including contract settlements	58.7%	61.5%	63.9%
Marketing solutions, including services	13.6%	10.6%	9.0%
Forms	13.2%	13.8%	13.9%
Accessories and other products	9.2%	9.0%	8.8%
Other services	5.3%	5.1%	4.4%
Total revenue	100.0%	100.0%	100.0%

BUSINESS SEGMENTS

Our business segments are generally organized by type of customer and reflect the way we manage the company. Additional information concerning our segments appears under the caption “Note 16: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Small Business Services

Small Business Services operates under various brands including Deluxe®, NEBS®, Safeguard®, McBee®, PsPrint®, Stephen·Fossler, Hostopia®, Logo Mojo®, Aplus.netSM, MerchEngines.comSM and OrangeSodaSM. This is our largest segment in terms of revenue and operating income and we are concentrating on profitably growing this segment. Small Business Services strives to be a leading supplier to small businesses by providing personalized products and services that help them grow, operate and protect their businesses. This segment sells products and services to small businesses in North America and portions of South America and Europe.

The majority of Small Business Services products are distributed through more than one channel. Our primary channels are direct response advertising via mail and the internet, referrals from financial institutions and telecommunications clients, Safeguard distributors, a network of independent local dealers, and a direct sales force which focuses on major accounts. These efforts are supplemented by the account development efforts of an outbound telemarketing group. We continue to shift a portion of our advertising to the internet as our customers are increasingly using the internet to procure products and services. Customer service for initial order support, product reorders and routine service is provided by a network of call center representatives located throughout the United States and Canada.

Our focus within Small Business Services is to grow revenue and increase operating income by continuing to implement the following strategies:

•
Acquire new customers by leveraging customer referrals that we receive from our Financial Services segment's financial institution clients and our telecommunications clients, as well as from other marketing initiatives, including internet and direct mail solicitations;

•	Expand sales of higher growth marketing solutions and other services;

•	Increase our share of the amount small businesses spend on the types of products and services in our portfolio through increased brand awareness and improved customer segmentation and analytics; and

•	Continue to optimize our cost and expense structure.

We continue to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of business checks and printed forms, but also a provider of higher growth marketing solutions and other services. These key enablers include strengthening our portfolio of products and services, attracting new customers, improving our use of technology, growing our distributor and major accounts networks, and enhancing brand awareness and positioning.

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

In recent years, we have acquired companies which allow us to expand our marketing solutions and other services offerings, including additional web services, web-to-print capabilities and internet marketing services. We expect sales of these higher growth products and services will continue to represent an increasing portion of our revenue. Specifically, during May 2012, we acquired OrangeSoda, Inc., a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses, and in July 2011, we acquired PsPrint, LLC a web-to-print solutions company that provides online print marketing and promotional services for small businesses.

During the past several years, we have increased our investment in promoting and strengthening the Deluxe brand to increase brand awareness and loyalty. During 2012, we examined our marketing strategies, held focus groups, looked at large research studies, and shadowed small business owners while they worked. Through these efforts, we learned that the primary motivator for today's small business owner has shifted from business growth to personal satisfaction. This insight formed the basis of our new brand awareness campaign, the redesign of our Deluxe.com website and updated training for our call center sales representatives. In late 2012, we implemented our new “Work Happy” advertising campaign intended to encourage small business owners to view us as a business partner who can provide many of the key elements they need to operate and promote their business, so the owners can focus instead on doing what they love and “Work Happy.”

As in our other two business segments, we continue our efforts within Small Business Services to simplify processes, eliminate complexity and lower costs. During 2012, we closed our Rockford, Illinois printing facility and consolidated the work into other facilities. During 2011, we closed our Crystal Lakes, Illinois business products fulfillment center, moving its operations into another facility, and in 2010, we closed our Colorado Springs, Colorado customer call center, moving the work to other facilities.

Financial Services

Financial Services' products and services are sold through multiple channels, including a direct sales force, to financial institution clients nationwide, such as banks, credit unions and financial services companies. Our check supply relationships with financial institutions are generally formalized through contracts which usually range in duration from three to six years. As part of our check programs, we provide enhanced services such as customized reporting, file management and expedited account conversion support. Consumers and small businesses typically submit their check order to their financial institution, which then forwards the order to us. We process the order and ship it directly to the consumer or small business. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed or cause-related designs we offer, including Disney®, Warner Brothers®, Garfield®, Harley-Davidson®, NASCAR®, PGA TOUR®, Thomas Kinkade®, Susan G. Komen for the Cure® and National Arbor Day Foundation®.

Our strategies within Financial Services are as follows:

•	Optimize core check revenue streams and acquire new clients;

•	Expand sales of higher growth marketing solutions and other services that differentiate us from the competition; and

•	Continue to optimize our cost and expense structure.

We continue to focus on client retention and on acquiring new clients. We added a new large financial institution client in the first quarter of 2012 and in the third quarter of 2010. We are also advancing our marketing solutions and other services offerings with customer acquisition, risk management, and other new services. During April 2011, we acquired Banker's Dashboard, LLC, which provides online financial management tools that provide banks with a comprehensive daily view of their financial picture. In March 2010, we purchased substantially all of the assets of Cornerstone Customer Solutions, LLC, a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. We also continue to leverage our Deluxe Business Advantage program which is designed to maximize financial institution business check programs. It offers the products and services of our Small Business Services segment to the small business customers of financial institutions through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.

In our efforts to expand beyond check-related products, we deliver several marketing solutions and other services offerings, including:

•
Marketing solutions – a variety of strategic and tactical marketing solutions which help financial institutions acquire new customers, deepen existing customer relationships and retain customers, including Cornerstone SolutionsSM, analytics-driven direct marketing programs, and SwitchAgentSM, a proprietary service allowing consumers to easily switch from one financial institution to another.

•	Banker's Dashboard® – online financial management tools that provide financial institutions with a comprehensive daily view of their financial picture.

•	Deluxe ProventSM – a comprehensive suite of identity protection services.

•	Deluxe Detect® – a new account applicant screening tool.

We expect providing products and services that differentiate us from the competition will help partially offset the impacts of the decline in check usage and the competitive pricing pressures we are experiencing in our check programs. As such, we also continue to focus on accelerating the pace at which we introduce new products and services.

As in our other two business segments, Financial Services continues to simplify processes, eliminate complexity and lower costs. During 2011, we closed our Financial Services customer call center located in Phoenix, Arizona, moving the work to other facilities.

Direct Checks

Direct Checks is the nation's leading direct-to-consumer check supplier, selling under various brand names including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Through these brands, we sell our products and services directly to consumers using direct response marketing.

We use a variety of direct marketing techniques to acquire new customers, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use search engine marketing and search engine optimization strategies to direct traffic to our websites, which include: checksunlimited.com, designerchecks.com, checks.com, 4checks.com, checkgallery.com, styleschecks.com, and artisticchecks.com, among others.

Direct Checks competes primarily on price and design. We believe that pricing in the direct-to-consumer channel is generally lower than retail prices charged to consumers in the financial institution channel. We compete on design by seeking to offer the most attractive selection of images with high consumer appeal, many of which are licensed from well-known artists and organizations such as Disney, Warner Brothers, Harley Davidson and Thomas Kinkade.

Our strategies within Direct Checks are as follows:

•	Maximize the lifetime value of customers by selling new features, accessories and products;

•	Continue to optimize our cost and expense structure; and

•	Optimize cash flow.

In April 2010, we acquired Custom Direct, Inc., a provider of direct-to-consumer checks. We have leveraged this acquisition to build a best-in-class, direct-to-consumer check experience. Additionally, we continue to identify opportunities to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment. We continue to actively market our products and services through targeted advertising, including a continued focus on the internet channel. We continue to explore avenues to increase sales to existing customers. One example is our EZShieldTM offering, a check protection service that provides reimbursement to consumers for losses resulting from forged signatures or endorsements and altered checks.

As in our other two business segments, Direct Checks continues to simplify processes, eliminate complexity and lower costs. During 2012, we consolidated our Little Rock, Arkansas and Joppa, Maryland call centers into our Colorado Springs call center and closed our Joppa, Maryland printing facility, moving the production to other facilities.

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

We have demonstrated our commitment to innovative technology solutions by implementing a fully automated flat check delivery package, for which we have a patent pending, to mitigate the effect of postal rate increases. We also continue to sponsor “sustainability” initiatives which encompass environmentally friendly practices. We have aligned with suppliers that promote sustainable business practices and we continually seek opportunities to eliminate wasted material, reduce cycle times and use more environmentally friendly materials. More than 90% of our check and form paper is purchased from Forest Stewardship Council certified supplier mills, our vinyl checkbook covers are produced utilizing a minimum of 85% post-industrial recycled material and we use environmentally friendly janitorial supplies. Our sustainability initiatives have also benefited our results of operations over the past several years as we focused on reducing our consumption of water, electricity and natural gas and improved our transportation efficiency. During 2012, we reduced solid waste sent to landfills by 25% and the green power that we purchased amounted to more than 65% of our annual U.S. electricity needs. We produce nearly all of our checks for financial institution clients and direct-to-consumer customers using renewable energy.

The expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of production facilities while still meeting client requirements. During 2012, we closed our Rockford, Illinois and Joppa, Maryland fulfillment facilities, relocating the operations and assets of those facilities to existing locations. During 2011, we closed our Crystal Lakes, Illinois business products fulfillment center and moved its operations into another facility. During 2010, we completed the expansion of our use of digital printing processes and during 2011, the acquisition of PsPrint, LLC, a web-to-print solutions company, enhanced our web-to-print capabilities.

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

INDUSTRY OVERVIEW

Checks

According to a Federal Reserve study released in December 2010, the most recent information available, approximately 27.5 billion checks were written in 2009. According to this study, checks are no longer the largest single non-cash payment method in the United States, being surpassed by the debit card. Checks written account for approximately 25% of all non-cash payment transactions, which is a reduction from the Federal Reserve Study released in December 2007 when checks accounted for approximately 35% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately 6.1% percent per year between 2006 and 2009. We expect that the number of checks written will continue to decline. However, we cannot predict the rate at which this decline will continue in the long-term. In addition, we believe that turmoil in the financial services industry between 2009 and 2011 had a negative impact on our check volumes, as some of our clients experienced higher than normal customer attrition. However, our Financial Services check order decline rates did return to pre-recessionary levels in 2012.

Small Business Customers

The Small Business Administration's Office of Advocacy defines a small business as an independent business having fewer than 500 employees. In 2010, the most recent period for which information is available, it was estimated that there were approximately 27.9 million small businesses in the United States. This represented approximately 99.7% of all employer firms. According to the same survey, small businesses employ almost half of all private sector employees and generated 64% of net new jobs created over the past 18 years. According to the Small Business Branch of Industry Canada, there are just over one million small businesses in Canada with employees, and 98% of businesses in Canada have fewer than 100 employees.

The small business market is impacted by general economic conditions and the rate of small business formations. The index of small business optimism published by the National Federation of Independent Business (NFIB) was 93.9 in January 2012 and ended the year at 88.0, the second lowest index since March 2010, and 70% of small business owners characterize the current period as a bad time to expand. The NFIB's December 2012 report also showed that 45% of business owners believe conditions will be worse in six months, while only 11% expect an improvement. Forward labor market indicators are also weak, and small business owners' view of the future does not foresee much improvement in economic growth. On a positive note, according to the most recent estimates of the Small Business Administration's Office of Advocacy, there was a slight increase in the number of small businesses created in 2011, as compared to 2010, the most recent information available. We believe small businesses are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, it may be more difficult for small businesses to obtain credit and small businesses may choose to spend their limited funds on items other than our products and services. Over the past four years, we believe the economy negatively impacted our operating results and/or our growth opportunities, and we expect the economic environment will continue to be challenging in 2013.

The business checks and forms portion of the markets serviced by Small Business Services has been declining, and we expect this trend to continue. In addition to the decrease in the use of checks due to the availability of alternative payment methods, continual technological improvements also provide small business customers with alternative means to enact and record business transactions. For example, off-the-shelf business software applications, electronic transaction systems and mobile applications have been designed to replace pre-printed business forms products.

Financial Institution Clients

Checks are most commonly ordered through financial institutions, including banks, credit unions and other financial services companies. As such, several developments related to financial institutions have affected the check printing portion of the payments industry:

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

•
Banks, especially larger ones, may request pre-paid product discounts in the form of cash incentives payable at the beginning of a contract. These contract acquisition payments negatively impact check producers' cash flows at the beginning of these contracts.

Turmoil in the financial services industry, which began in late 2008, led to increases in bank failures and consolidations. To the extent any financial institution failures and consolidations impact large portions of our customer base, this could have a significant impact on our financial institution check programs.

Consumer Direct Mail Response Rates

Direct Checks and portions of Small Business Services have, at times, been impacted by reduced consumer response rates to direct mail advertisements. Our own experience indicates that declines in our customer response rates may be attributable to the decline in check usage, the gradual obsolescence of standardized forms products and a general decline in direct mail response rates due, in part, to increasing utilization of e-commerce by both consumers and small businesses. We continually evaluate our marketing techniques in order to utilize the most effective and affordable advertising media, and we continue to shift a greater portion of our advertising investment to the internet.

Competition

The small business forms and supplies industry and the small business marketing solutions and other services industries are highly fragmented with many small local suppliers, large national retailers and internet-based providers. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution and telecommunications clients, competitive prices, high quality and dependable service.

In the small business forms and supplies industry, the competitive factors influencing a customer's purchase decision are breadth of product line, speed of delivery, product quality, price, convenience, customer service and past experience with the supplier. Our primary competitors are office product superstores, local printers, business forms dealers and internet-based suppliers. Local printers provide personalization and customization and offer a local relationship, but typically have a limited variety of products and services, as well as limited printing sophistication. Office superstores offer a variety of products at competitive prices, but provide limited personalization and customization. We are aware of numerous competitors offering printed products and business supplies to small businesses through the internet, direct mail, distributors or a direct sales force.

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

In the check printing portion of the payments industry, we face considerable competition from other check printers, and we expect competition to remain intense as check usage continues to decline and financial institutions continue to consolidate. We also face competition from check printing software vendors. Moreover, the check product must compete with alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, and electronic and other bill paying services.

In the financial institution check printing business, there are two large primary providers, one of which is Deluxe. The principal factors on which we compete are product and service breadth, price, quality and check merchandising program management. We believe the key items which differentiate us from our competition include our fully automated flat check delivery package, our online performance dashboard and portal analytics tools for financial institution branches, our personalized customer call center experience, and our Deluxe Business Advantage program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses.

At times, check suppliers have reduced the prices of their products during the supplier selection process in an attempt to gain greater volume. The corresponding pricing pressure has negatively impacted our profit margins. Pricing pressure will continue to impact our results of operations through lower pricing levels or client losses. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution have been a practice within the industry since the late 1990's. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated significantly in recent years. These up-front payments negatively impact check printers' cash flows at the beginning of the contracts. We make an effort to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract.

Seasonality

We experience seasonal trends in selling some of our products. For example, holiday card and retail packaging sales typically are stronger in the fourth quarter of the year due to the holiday season, sales of tax forms are stronger in the first and fourth quarters of the year, and check sales for our Direct Checks segment have historically been stronger in the first quarter of the year.

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

Governmental Regulation

We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act, as well as other federal regulation and state law regarding the protection of consumer information. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers' nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations, as well as confidentiality clauses in certain of our telecommunications contracts that cover small businesses’ customer information. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. The complexity of compliance with these regulations may also increase the cost of doing business.

Due to our increasing use of the internet for sales and marketing, laws specifically governing the internet, e-commerce and email marketing may have an impact on our business. Existing and future laws governing issues such as privacy, consumer protection or commercial email may impede the growth of the internet and our ability to market and provide our products and services. It is not always clear how existing laws governing these and other issues apply to the internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the internet and do not contemplate or address the unique issues raised by e-commerce. Those laws that do reference the internet, such as the U.S. CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts. More restrictive legislation, such as new privacy laws or “anti-spam” regulations, could decrease traffic to our websites, decrease marketing opportunities and increase the cost of obtaining new customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted in 2010. The Act implements changes that, among other things, affect the oversight and supervision of financial institutions, create a new agency responsible for implementing and enforcing compliance with consumer financial laws and introduce more stringent regulatory capital requirements. The full impact of the Act and/or any additional related regulatory changes remains unclear. It is likely that the Act has and will have a negative impact on the profitability of our financial institution clients as they incur costs to comply with the new regulations. In spite of these additional costs, financial institutions may seek to maintain the profits they have historically generated, and they may put significant pricing pressure on their suppliers, including their check providers. The increase in cost and profit pressure may also lead to further consolidation of financial institutions. Additionally, the Act gave the Consumer Financial Protection Bureau (CFPB) the authority to pursue financial institutions engaged in unfair, deceptive or abusive practices. This has made some financial institutions wary of offering add-on services, such as fraud/identity protection or expedited check delivery, to their customers, which could have an adverse impact on our results of operations if we are unable to market such services through our financial institution clients.

At this time, we are not aware of any changes in these laws or regulations which will have a significant impact on our business during 2013.

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

EMPLOYEES

As of December 31, 2012, we employed 4,881 employees in the United States and 595 employees in Canada. None of our employees are represented by labor unions, and we consider our employee relations to be good.

AVAILABILITY OF COMMISSION FILINGS

We make available through our investor relations website, Deluxe.com/investor, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these items are electronically filed with or furnished to the Securities and Exchange Commission (SEC). These reports can also be accessed via the SEC website, sec.gov, or via the SEC's Public Reference Room located at 100 F Street N.E., Washington, D.C. 20549. Information concerning the operation of the SEC's Public Reference Room can be obtained by calling 1-800-SEC-0330.

A printed copy of this report may be obtained without charge by calling 651-787-1068, by sending a written request to the attention of Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235, or by sending an email request to investorrelations@deluxe.com.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics and Business Conduct which applies to all of our employees and our board of directors. The Code of Ethics and Business Conduct is available on our investor relations website, Deluxe.com/investor, and also can be obtained free of charge upon written request to the attention of Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235. Any changes or waivers of the Code of Ethics and Business Conduct will be disclosed on our website. In addition, our Corporate Governance Guidelines and the charters of the Audit, Compensation, Corporate Governance and Finance Committees of our board of directors are available on our website or upon written request.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

Name	Age	Present Position	Executive Officer Since
Anthony Scarfone	51	Senior Vice President, General Counsel and Secretary	2000
Terry Peterson	48	Senior Vice President, Chief Financial Officer	2005
Lee Schram	51	Chief Executive Officer	2006
Pete Godich	48	Senior Vice President, Fulfillment	2008
Julie Loosbrock	53	Senior Vice President, Human Resources	2008
Malcolm McRoberts	48	Senior Vice President, Small Business Services	2008
Laura Radewald	52	Vice President, Enterprise Brand, Customer Experience and Media Relations	2008
John Filby	50	Senior Vice President, Financial Services	2012
Jeffrey Bata	47	Vice President, Controller and Chief Accounting Officer	2012
Tracey Engelhardt	48	Vice President, Direct-to-Consumer	2012

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

Pete Godich was named Senior Vice President, Fulfillment in March 2011. From May 2008 to March 2011, Mr. Godich served as Vice President, Fulfillment. Prior to this, Mr. Godich served as Vice President, Marketing and Sales Operations from December 2006 to May 2008.

Julie Loosbrock was named Senior Vice President, Human Resources in September 2008. Prior to this, Ms. Loosbrock held several leadership positions within human resources, most recently serving as Vice President, Human Resources - Strategic Business Partners from September 2003 to September 2008.

Malcolm McRoberts was named Senior Vice President, Small Business Services in February 2011. From September 2010 to February 2011, Mr. McRoberts served as Senior Vice President, Chief Information and Technology Officer. Mr. McRoberts joined us in May 2008 and served as Senior Vice President, Chief Information Officer until September 2010. Prior to this, Mr. McRoberts held a variety of leadership positions at NCR Corporation, a leading global technology company, including Vice President of Operations for the retail, hospitality and self-service division from August 2004 to May 2008.

Laura Radewald was named Vice President, Enterprise Brand, Customer Experience and Media Relations in September 2008. Ms. Radewald joined us in October 2007 and served as Vice President, Enterprise Brand until September 2008.

John Filby joined us in April 2012 as Senior Vice President, Financial Services. From May 2008 to April 2012, Mr. Filby served as President of the risk and compliance division of Fiserv, Inc., a global provider of technology solutions to the financial services industry. Prior to this, Mr. Filby served as Chief Executive Officer of ISD Corporation, a leading provider of payment management software for merchants, from February 2004 to May 2008.

Jeffrey Bata joined us in June 2012 as Vice President, Controller and Chief Accounting Officer. Prior to joining us, Mr. Bata served as Vice President and Chief Financial Officer for Carlson Marketing Worldwide, Inc. (CMW) from August 2009 to February 2011. CMW is a global loyalty marketing services, engagement and events provider, and a division of Aimia, Inc., a Canadian-based, publicly traded loyalty management company. Prior to this, Mr. Bata held a variety of leadership positions at Carlson Companies, Inc., a global hospitality and travel company, including Vice President and Chief Accounting Officer for Carlson Companies from April 2008 to August 2009 and Vice President and Chief Financial Officer for Carlson Hotels from May 2006 to April 2008.

Tracey Engelhardt was named Vice President, Direct-to-Consumer in July 2012. From August 2011 to July 2012, Ms. Engelhardt served as Vice President, e-commerce for Small Business Services. Prior to this, Ms. Engelhardt served as Executive Director of e-commerce for Small Business Services from January 2010 to August 2011 and as Director of e-commerce for Direct Checks from August 2007 to December 2009.

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

We continue to execute strategies intended to drive sustained revenue and earnings growth. We are continuing to invest in several key enablers to achieve our strategies, including strengthening our portfolio of products and services, attracting new customers, improving our use of technology, growing our distributor and major accounts networks, and enhancing brand awareness and positioning. Additionally, we expect to drive growth from our marketing solutions and other services offerings. The market for many of our services is relatively new and untested, and small businesses and financial institutions may be slow to adopt these services. If the market for our services fails to grow or grows more slowly than we currently anticipate, or if our services fail to achieve widespread acceptance, our operating results would be negatively affected.

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

We can provide no assurance that we will be able to compete effectively against current and future competitors. In recent years, our revenue has benefited from price increases in all three of our businesses. We can provide no assurance that we will be able to increase prices in the future while remaining competitive. Continued competition could also result in price reductions, reduced profit margins, loss of customers and an increase in up-front cash payments to financial institutions upon contract execution or renewal, all of which would have an adverse effect on our results of operations and cash flows.

The check printing portion of the payments industry is mature and, if check usage declines faster than expected, it could have an adverse impact on our operating results.

Check printing is, and is expected to continue to be, an essential part of our business. We sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, the total number of checks written in the United States has been in decline since the mid-1990's. According to a Federal Reserve study released in December 2010, the most recent information available, the total number of checks written declined 6.1% each year between 2006 and 2009, and we expect this trend to continue. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, wire transfers and internet-based bill paying services. However, the rate and the extent to which alternative payment methods will achieve acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods, or our inability to successfully offset the decline in check usage with other sources of revenue, would have an adverse effect on our business and results of operations.

Small Business Services' standardized business forms and related products face technological obsolescence and changing customer preferences.

Continual technological improvements provide small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers, printers and mobile devices, small businesses now have alternate means to print many business forms. Additionally, electronic transaction systems, off-the-shelf business software applications and mobile applications have been designed to replace pre-printed business forms products. It is difficult to predict the pace at which these alternative products and services will gain widespread acceptance. If small business preferences change rapidly and we are unable to develop new products and services with comparable profit margins, our results of operations would be adversely affected.

If we are unable to attract customers in a cost effective manner, our business and results of operations could be adversely affected.

We rely on a variety of methods to promote our products and services, including direct mail advertising, e-mail marketing and purchased search results from online search engines. The profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates. We can provide no assurance regarding the future cost, effectiveness and/or availability of suitable advertising media. Additionally, our Direct Checks segment and portions of our Small Business Services segment have, at times, experienced declines in response rates related to direct mail promotional materials. While we believe that media response rates have declined across a wide variety of products and services, we believe that the declines we have experienced are also attributable to the decline in check usage, the gradual obsolescence of standardized forms products and increasing utilization of e-commerce by both consumers and small businesses. In an attempt to offset these impacts, we continually modify our marketing and sales efforts and have shifted a greater portion of our advertising investment to the internet. Competitive pressure may inhibit our ability to reflect increased costs in the prices of our products and new marketing strategies may not be successful. We can provide no assurance that we will be able to offset a decline in response rates, even with additional marketing and sales efforts.

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

The success of Small Business Services depends, in part, on our ability to attract new and repeat customers. For this reason, a component of our business strategy is the promotion and strengthening of the Deluxe brand. We believe that the importance of brand recognition is essential for the success of our service offerings because of the level of competition for these services. Customer awareness of our brand, as well as the perceived value of our brand, will depend largely on the success of our marketing efforts and our ability to provide a consistent, high quality customer experience. To promote our brand, we have incurred and will continue to incur expense related to advertising and other marketing efforts. We can provide no assurance that we will realize a positive return on this investment.

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

Economic conditions could continue to have an adverse effect on our operating results in each of our business segments.

Domestic and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. Current and future economic conditions that affect consumer and business spending, including unemployment levels, the availability of credit and small business confidence, as well as the financial condition and growth prospects of our customers, may adversely affect our business and results of operations.

A significant portion of our business relies on small business spending. As such, the level of small business confidence and the rate of small business formations and closures impact our business. Continued below average small business optimism, as well as declines in small business formations and increases in small business closures in recent years, have negatively impacted our results of operations in Small Business Services. However, according to information published by the Small Business Administration's Office of Advocacy in September 2012, small business formations were up slightly in 2011 as compared to 2010. We believe small businesses are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, it may be more difficult for small businesses to obtain credit and small businesses may choose to spend their limited funds on items other than our products and services. Within our personal check printing businesses, consumer spending and employment levels impact the number of checks consumers use. Weak growth in consumer spending, along with only modest private sector growth in employment during 2012, continued to impact our personal check businesses. We cannot predict whether these negative economic trends will improve or worsen in the near future.

As a result of global economic conditions in recent years, a number of financial institutions sought additional capital, merged with other financial institutions and, in some cases, failed. This turmoil in the financial services industry affected and may continue to affect our results of operations in a number of ways.

•
Our experience indicates that financial institution failures, as well as the consolidation of companies within the financial services industry, caused some larger financial institutions to lose customers. A report issued by Javelin Strategy and Research in June 2012 reported that approximately 11% of consumers surveyed indicated they were considering switching their primary financial institution. This percentage was somewhat higher for certain national financial institutions. The loss of customers for some financial institutions may reduce our order volume when those customers move their accounts to financial institutions that are not our clients, or they may reduce or delay their check purchases.

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

The severity and length of the present sluggish global economy is unknown. A further deterioration in financial markets and in general business conditions in 2013 could negatively affect our operating results.

The failure to reduce costs could have an adverse impact on our operating results.

Intense competition, declines in the use of checks and business forms, and sluggish economic conditions compel us to continually improve our operating efficiency in order to maintain or improve profitability. We have significantly reduced costs over the past several years, primarily within sales, marketing and our shared services functions, including fulfillment, information technology, real estate, finance and human resources. We realized net cost reductions of approximately $50 million in 2012, as compared to our 2011 results of operations, and we will continue to explore ways to simplify our business processes and reduce our cost and expense structure. Cost reduction initiatives have required and will continue to require up-front expenditures related to items such as redesigning and streamlining processes, consolidating information technology platforms, standardizing technology applications, improving real estate utilization and funding employee severance benefits. We can provide no assurance that we will achieve future cost reductions or that we will do so without incurring unexpected or greater than anticipated expenditures. Moreover, we may find that we are unable to achieve business simplification and/or cost reduction goals without disrupting our business and, as a result, may choose to delay or forgo certain cost reductions as business conditions require. Failure to continue to improve our operating efficiency could adversely affect our business if we are unable to remain competitive.

Security breaches involving customer data, or the perception that e-commerce is not secure, could adversely affect our reputation and business.

Online commerce and communications depend on the secure transmission of confidential information over public networks. Web-based channels collect customer's bank account information and bill our customer's credit card accounts. Within Small Business Services, we provide internet-based marketing services, including web hosting services which we provide directly to small businesses and through wholesale partners. We rely on various security procedures and systems to ensure the secure storage and transmission of data, including encryption and authentication technology licensed from third parties, to effect secure transmission of confidential information. Computer networks and the internet are, by nature, vulnerable to unauthorized access. An accidental or willful security breach could result in unauthorized access and/or use of customer data, including consumers' nonpublic personal information. Our security measures could be breached by a third-party action, computer viruses, accidents, employee error or malfeasance, or design flaws in our systems could be exposed and exploited. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If a third party obtains unauthorized access to any of our customers' data, our reputation could be damaged, clients and consumers could be deterred from ordering our products and services, and client contracts could be terminated, all of which would adversely affect our business and operating results. We could also be exposed to time-consuming and expensive litigation. If we are unsuccessful in defending a lawsuit regarding security breaches, we may be forced to pay damages which would have an adverse affect on our operating results.

In addition, there are federal, state and foreign laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity. If we were required to make such a disclosure, it may cause our clients and customers to lose confidence in the effectiveness of our data security measures. Likewise, general publicity regarding security breaches at other companies could lead to the perception among the general public that e-commerce is not secure. This could decrease traffic to our websites and limit future business opportunities.

We face uncertainty regarding the success of recent and future acquisitions, which could have an adverse impact on our operating results.

During 2012, we acquired OrangeSoda, Inc. During 2011, we acquired substantially all of the assets of PsPrint, LLC and Banker's Dashboard, LLC, and during 2010, we acquired Custom Direct, Inc. and substantially all of the assets of Cornerstone Customer Solutions, LLC. We have invested in acquisitions that offer marketing solutions and other services, extend the range of products and services we offer to financial institutions and small businesses, and extend our direct-to-consumer offerings. The integration of any acquisition involves numerous risks, including: difficulties in assimilating operations and products; failure to realize expected synergies; diversion of management's attention from other business concerns; potential loss of key employees; potential exposure to unknown liabilities; and possible loss of our customers or the customers of the acquired businesses. One or more of these factors could impact our ability to successfully integrate an acquisition and could negatively affect our results of operations.

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

We are subject to risks associated with the cost and availability of paper, plastics, ink, other raw materials, delivery services, and energy. There are relatively few paper suppliers. As such, when our suppliers increase paper prices, we may not be able to obtain better pricing from alternative suppliers. Postal rates have increased in recent years and the United States Postal Service (USPS) has incurred significant financial losses. This has resulted in an announcement by the USPS that Saturday mail delivery will stop in August 2013 and may result in additional changes to the breadth and/or frequency of USPS mail delivery services in the future. Also, fuel costs have fluctuated over the past several years. Competitive pressures and/or contractual arrangements may inhibit our ability to reflect increased costs in the price of our products.

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

The satisfactory performance, reliability and availability of our information technology systems is critical to our reputation and our ability to attract and retain customers. We could experience temporary interruptions in our websites, transaction processing systems, network infrastructure, printing production facilities or customer service operations for a variety of reasons, including human error, software errors, security breaches, power loss, telecommunications failures, fire, flood, extreme weather and other events beyond our control. In addition, our technology, infrastructure and processes may contain undetected errors or design faults which may cause our websites or operating systems to fail. The failure of our systems could interfere with the delivery of services to our customers and impede our customers' ability to do business. In addition to the potential loss of customers, we may be required to incur additional development costs, divert technical and other resources, and we may be the subject of negative publicity and/or liability claims, all of which would adversely affect our reputation and operating results.

If we do not adapt to changes in technology, our ability to sustain and grow our business could be adversely affected.

Changes in the way the internet operates or in how it is used by small businesses and their customers may occur rapidly. The introduction of competing products and services using new technologies, the evolution of industry standards or the introduction of more attractive products or services could make some or all of our web-based products and services less desirable, or even obsolete. To be successful, our web-based products and services must keep pace with technological developments and evolving industry standards and address the ever-changing and increasingly sophisticated needs of our customers. We could lose current and potential customers if we are unable to develop products and services to compete with new technologies. Additionally, our operating results could be adversely affected if we are required to incur substantial costs to keep pace with technological advances.

Weak economic conditions could result in additional asset impairment charges.

During 2009, declines in our stock price, as well as the impact of the economic downturn on our expected operating results, led to asset impairment charges related to goodwill and an indefinite-lived trade name in our Small Business Services segment. If our stock price declines in the future for a sustained period or if a further downturn in economic conditions negatively affects our actual and forecasted operating results, it may be indicative of a decline in our fair value and may require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name or other assets. Such a charge would have an adverse effect on our consolidated results of operations.

Declines in the equity markets could affect the value of our postretirement benefit plan assets, which could adversely affect our operating results and cash flows.

The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risk. During 2008, the equity markets experienced a significant decline in value, resulting in a significant decrease in the fair value of our plan assets. This materially affected the funded status of our plan and resulted in higher postretirement benefit expense in 2009. The fair value of our plan assets did recover in subsequent years. Although our obligation is limited to funding benefits as they become payable, future declines in the fair value of our plan assets would result in increased expense, as well as the need to contribute increased amounts of cash to fund benefits payable under the plan.

We may be unable to maintain our licenses to use third party intellectual property on favorable terms, which would affect our ability to offer licensed products to our customers, and thus, adversely affect our operating results.

Check designs licensed from third parties account for a portion of our revenue. These license agreements generally average two to three years in duration. There can be no guarantee that such licenses will be available to us indefinitely or under terms that would allow us to continue to sell the licensed products profitably, which would adversely impact our results of operations.

If we are unable to attract and retain key personnel and other qualified employees, our business could suffer.

Our success at efforts to grow our business depends on the contributions and abilities of key employees, especially in the areas of sales, marketing and product management. If we are unable to retain our existing employees and attract qualified personnel, we may not be able to grow and manage our business effectively. We can provide no assurance that we will be successful in attracting and retaining such personnel.

Governmental regulation could limit or harm our business.

We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act, as well as other federal and foreign regulation and state law regarding the protection of consumer information. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers' nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations, as well as confidentiality clauses in certain of our telecommunications contracts that cover small businesses’ customer information. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. The complexity of compliance with these regulations may also increase the cost of doing business.

Due to our increasing use of the internet for sales and marketing, laws specifically governing the internet, e-commerce and email marketing may have an impact on our business. Existing and future laws governing issues such as privacy, consumer protection or commercial email may impede the growth of the internet and our ability to market and provide our products and services. It is not always clear how existing laws governing these and other issues apply to the internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the internet and do not contemplate or address the unique issues raised by e-commerce. Those laws that do reference the internet, such as the U.S. CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts. More restrictive legislation, such as new privacy laws or “anti-spam” regulations, could decrease traffic to our websites, decrease marketing opportunities and increase the cost of obtaining new customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted in 2010. The Act implements changes that, among other things, affect the oversight and supervision of financial institutions, create a new agency responsible for implementing and enforcing compliance with consumer financial laws and introduce more stringent regulatory capital requirements. The full impact of the Act and/or any additional related regulatory changes remains unclear. It is likely that the Act has and will have a negative impact on the profitability of our financial institution clients as they incur costs to comply with the new regulations. In spite of these additional costs, financial institutions may seek to maintain the profits they have historically generated, and they may put significant pricing pressure on their suppliers, including their check providers. The increase in cost and profit pressure may also lead to further consolidation of financial institutions. Additionally, the Act gave the Consumer Financial Protection Bureau (CFPB) the authority to pursue financial institutions engaged in unfair, deceptive or abusive practices. This has made some financial institutions wary of offering add-on services, such as fraud/identity protection or expedited check delivery, to their customers, which could have an adverse impact on our results of operations if we are unable to market such services through our financial institution clients.

We may be subject to sales and other taxes which could have an adverse effect on our business.

In accordance with existing state and local tax laws, we currently collect sales, use or other similar taxes in state and local jurisdictions where each legal entity has a physical presence. One or more state or local jurisdiction may seek to impose sales tax collection obligations on out-of-state companies which engage in remote or online commerce. Further, tax law and the interpretation of constitutional limitations thereon is subject to change, including pending federal legislation which would allow a state to impose collection requirements on entities which make sales into that state but lack physical presence in that state. In addition, cross-marketing and other affiliate support activities between our direct-to-consumer businesses and any of our other entities which have a physical presence in numerous states, could subject shipments of goods by our direct-to-consumer businesses to sales tax collection under current and/or future state statutes. If one or more state or local jurisdiction successfully asserts that we must collect sales or other taxes in the future beyond our current practices, this could have an adverse affect on our business if it discourages customers from purchasing our products or services. Additionally, we could incur a substantial tax liability if one or more state or local jurisdiction successfully asserts we should have collected sales or other taxes in the past, but did not.

If third party providers of certain significant information technology needs are unable to provide services, our business could be disrupted and the cost of such services could increase.

We have entered into agreements with third party providers for information technology services, including telecommunications, network server and transaction processing services. A service provider's ability to provide services could be disrupted for a variety of reasons, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, or other extreme conditions. In the event that one or more of our service providers is unable to provide adequate or timely information technology services, our ability to deliver products and services to our customers could be adversely affected. Although we believe we have taken adequate steps to protect our business through contractual arrangements with our service providers, we cannot completely eliminate the risk of disruption in service. Additionally, although we believe that information technology services are available from numerous sources, a failure to perform by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply. The use of substitute third party providers could also result in increased expense.

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

The e-commerce channel is characterized by the existence of a large number of patents, trademarks and copyrights, and by increasing litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us, which could include aggressive and opportunistic enforcement of patents by non-practicing entities. These claims, whether successful or not, could divert management's attention, result in costly and time-consuming litigation, require us to enter into royalty or licensing agreements, or require us to redesign our software or services to avoid infringement. If we fail to obtain a required license or we are unable to design around a third party's patent, we may be unable to effectively conduct certain business activities. Consequently, third party intellectual property claims could result in increased expense or could limit our ability to generate revenue.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is an owned property located in Shoreview, Minnesota. We occupy 29 facilities throughout the United States and six facilities in Canada where we conduct printing and fulfillment, call center, data center and administrative functions. We also have one data center located in Ireland. 40% of our facilities are owned, while the remaining 60% are leased. These facilities have a combined floor space of approximately 2.6 million square feet. We believe that our properties are sufficiently maintained and are adequate and suitable for our business needs as presently conducted.

Item 3. Legal Proceedings.

We record provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. Recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation, either individually or in the aggregate, will materially affect our financial position, results of operations or liquidity upon resolution.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol DLX. Dividends are declared by our board of directors on a current basis and therefore, may be subject to change in the future, although we currently have no plans to change our $0.25 per share quarterly dividend amount. As of December 31, 2012, the number of shareholders of record was 7,028. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange, as well as the quarterly dividend amount for each period.

		Stock price
	Dividend	High	Low	Close
2012
Quarter 4	$0.25	$32.58	$28.33	$32.24
Quarter 3	0.25	32.39	25.02	30.56
Quarter 2	0.25	25.25	21.40	24.94
Quarter 1	0.25	26.90	22.53	23.42
2011
Quarter 4	$0.25	$24.83	$17.65	$22.76
Quarter 3	0.25	26.70	17.50	18.60
Quarter 2	0.25	29.30	22.11	24.71
Quarter 1	0.25	27.03	22.94	26.54

The following table shows purchases of our own equity securities, based on trade date, which we completed during the fourth quarter of 2012.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2012 - October 31, 2012	—	$—	—	4,748,346
November 1, 2012 - November 30, 2012	170,428	29.30	170,428	4,577,918
December 1, 2012 - December 31, 2012	320,000	31.76	320,000	4,257,918
Total	490,428	30.90	490,428	4,257,918

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 4.3 million shares remained available for purchase under this authorization as of December 31, 2012.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercise or vesting of such awards. During the fourth quarter of 2012, we withheld 14,208 shares in conjunction with the vesting and exercise of equity-based awards.

Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization to interest expense, as defined in such instruments, is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate, although there are aggregate annual limits on the amount of dividends and share repurchases under the terms of our credit facility, as well as a cumulative limit on such payments through the term of the credit facility.

The table below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P MidCap 400 Index and the Dow Jones U.S. Support Services (DJUSIS) Index.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100*
December 2012
$160
$120
$80
$40
$0
2007
2008
2009
2010
2011
2012
Deluxe Corp.
S&P Midcap 400 Index
Dow Jones US Support Services Index

* The graph assumes that $100 was invested on December 31, 2007 in each of Deluxe common stock, the S&P MidCap 400 Index and the DJUSIS Index, and that all dividends were reinvested.

Item 6. Selected Financial Data.

The following table shows certain selected financial data for the five years ended December 31, 2012. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of this report and our consolidated financial statements appearing in Item 8 of this report.

(dollars and orders in thousands, except per share and per order amounts)	2012	2011	2010	2009	2008
Statement of Income Data:
Total revenue	$1,514,917	$1,417,596	$1,402,237	$1,344,195	$1,468,662
As a percentage of total revenue:
Gross profit	65.4%	65.2%	65.2%	62.4%	61.4%
Selling, general and administrative expense	44.9%	45.2%	44.5%	45.9%	45.7%
Operating income	19.9%	19.1%	20.1%	14.2%	14.2%
Operating income	$302,028	$271,058	$281,544	$190,589	$209,234
Income from continuing operations:	170,492	144,595	153,395	99,365	105,872
Per share - basic	3.33	2.82	2.98	1.94	2.06
Per share - diluted	3.32	2.80	2.97	1.94	2.05
Cash dividends per share	1.00	1.00	1.00	1.00	1.00

Balance Sheet Data:
Cash and cash equivalents	$45,435	$28,687	$17,383	$12,789	$15,590
Return on average assets(1)	12.2%	10.7%	12.1%	8.2%	8.4%
Total assets	$1,412,440	$1,388,809	$1,308,691	$1,211,210	$1,218,985
Long-term obligations(2)	652,581	741,706	748,122	742,753	775,336
Total debt	652,581	741,706	755,122	768,753	853,336

Statement of Cash Flows Data:
Net cash provided by operating activities of continuing operations	$244,077	$235,367	$212,615	$206,438	$198,487
Net cash used by investing activities of continuing operations	(68,513)	(131,785)	(136,170)	(81,788)	(135,773)
Net cash used by financing activities of continuing operations	(159,510)	(91,702)	(72,541)	(128,545)	(67,681)
Purchases of capital assets	(35,193)	(35,506)	(43,932)	(44,266)	(31,865)
Payments for acquisitions, net of cash acquired	(34,172)	(85,641)	(98,621)	(30,825)	(104,879)
Payments for common shares repurchased	(27,155)	(23,620)	(2,999)	(1,319)	(21,847)

Other Data (continuing operations):
Orders(3)	53,216	54,348	56,736	59,174	62,823
Revenue per order(3)	$28.47	$26.08	$24.72	$22.72	$23.38
Number of employees	5,476	5,565	5,765	6,089	7,172
Number of printing/fulfillment facilities	14	16	15	14	21
Number of call center facilities	13	13	14	12	14

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to promote and sell a wide range of customized products and services. Over the past 24 months, our Small Business Services segment has provided products and services to over four million small business customers and our Direct Checks segment has provided products and services to more than eight million consumers. Through our Financial Services segment, we provide products and services to approximately 5,700 financial institution clients. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 45.4% of our Small Business Services segment's revenue in 2012.

Forms – Our Small Business Services segment is a leading provider of printed forms to small businesses, including deposit tickets, billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. This segment also offers computer forms compatible with accounting software packages commonly used by small businesses. Forms sold by our Financial Services and Direct Checks segments include deposit tickets and check registers.

Accessories and other products – Small Business Services provides products designed to supply small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine optimization and marketing, social media marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as business cards, greeting cards, postcards, brochures and apparel. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection and security services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability and risk management services.

Throughout the past several years, we have focused on transformational opportunities so that we are positioned to deliver increasing revenues and operating income in the future, while maintaining strong operating margins. These opportunities include new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, including marketing solutions and other services offerings and direct-to-consumer offerings. During 2013, we will continue our focus in these areas, with an emphasis on profitable revenue growth, increasing revenue from our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases with a focus on marketing solutions and other services.

Earnings for 2012, as compared to 2011, benefited from price increases and continuing initiatives to reduce our cost and expense structure, primarily within our fulfillment, sales and marketing, and information technology organizations, as well as lower amortization expense related to previous acquisitions. Additionally, results for 2011 included pre-tax losses of $8.3 million from the retirement of long-term notes, including interest expense of $1.3 million due to the accelerated recognition of a related derivative loss and the settlement of interest rate swaps. These increases in net income were partially offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage, as well as higher performance-based compensation and investments in brand awareness and revenue-generating activities. Also, our results for 2012 included pre-tax losses of $5.3 million from the retirement of long-term notes.

Our Strategies

Small Business Services – Our focus within Small Business Services is to grow revenue and increase operating income by continuing to implement the following strategies:

•
Acquire new customers by leveraging customer referrals that we receive from our Financial Services segment's financial institution clients and our telecommunications clients, as well as from other marketing initiatives, including internet and direct mail solicitations;

•	Expand sales of higher growth marketing solutions and other services;

•	Increase our share of the amount small businesses spend on the types of products and services in our portfolio through increased brand awareness and improved customer segmentation and analytics; and

•	Continue to optimize our cost and expense structure.

We continue to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of business checks and printed forms, but also a provider of higher growth marketing solutions and other services. These key enablers include strengthening our portfolio of products and services, attracting new customers, improving our use of technology, growing our distributor and major accounts networks, and enhancing brand awareness and positioning.

We continue to refresh portions of our existing product offerings, and we have improved some of our newer service offerings, which we believe creates a more valuable suite of products and services. We have also identified opportunities to expand sales to our existing customers and to acquire new customers. Continued investment in our e-commerce platforms increases our opportunities to market and sell on-line. Also important to our growth are the small business customer referrals we receive through our Deluxe Business Advantage® program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us more deeply serve unique customer segments such as contractors, retailers and professional services firms.

In recent years, we have acquired companies which allow us to expand our marketing solutions and other services offerings, including additional web services, web-to-print capabilities and internet marketing services. We expect sales of these higher growth products and services will continue to represent an increasing portion of our revenue. Specifically, during May 2012, we acquired OrangeSoda, Inc., a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses, for cash of $26.7 million, net of cash acquired. In July 2011, we acquired substantially all of the assets of PsPrint, LLC, for cash of $45.5 million, net of cash acquired. PsPrint is a web-to-print solutions company that provides online print marketing and promotional services for small businesses.

During the past several years, we have increased our investment in promoting and strengthening the Deluxe brand to increase brand awareness and loyalty. During 2012, we examined our marketing strategies, held focus groups, looked at large research studies, and shadowed small business owners while they worked. Through these efforts, we learned that the primary motivator for today's small business owner has shifted from business growth to personal satisfaction. This insight formed the basis of our new brand campaign, the redesign of our Deluxe.com website and updated training for our call center sales representatives. In late 2012, we implemented our new “Work Happy” advertising campaign intended to encourage small business owners to view us as a business partner who can provide many of the key elements they need to operate and promote their business, so the owners can focus instead on doing what they love and “Work Happy.”

As in our other two business segments, we continue our efforts within Small Business Services to simplify processes, eliminate complexity and lower costs. During 2012, we closed our Rockford, Illinois printing facility and consolidated the work into other facilities. During 2011, we closed our Crystal Lakes, Illinois business products fulfillment center, moving its operations into another facility, and in 2010, we closed our Colorado Springs, Colorado customer call center, moving the work to other facilities.

Financial Services – Our strategies within Financial Services are as follows:

•	Optimize core check revenue streams and acquire new clients;

•	Expand sales of higher growth marketing solutions and other services that differentiate us from the competition; and

•	Continue to optimize our cost and expense structure.

We continue to focus on client retention and on acquiring new clients. We added a new large financial institution client in the first quarter of 2012 and in the third quarter of 2010. We are also advancing our marketing solutions and other services offerings with customer acquisition, risk management, and other new services. During April 2011, we acquired substantially all of the assets of Banker's Dashboard, LLC, for $39.7 million, comprised of $35.0 million of cash and $4.7 million of shares of our common stock plus related dividend equivalent payments. Banker's Dashboard provides online financial management tools that provide banks with a comprehensive daily view of their financial picture. In March 2010, we purchased substantially all of the assets of Cornerstone Customer Solutions, LLC (Cornerstone), for $0.7 million. Cornerstone is a full-service, marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. We also continue to leverage our Deluxe Business Advantage program which is designed to maximize financial institution business check programs. It offers the products and services of our Small Business Services segment to the small business customers of financial institutions through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.

In our efforts to expand beyond check-related products, we deliver several marketing solutions and other services offerings, including:

•
Marketing solutions – a variety of strategic and tactical marketing solutions which help financial institutions acquire new customers, deepen existing customer relationships and retain customers, including Cornerstone SolutionsSM, analytics-driven direct marketing programs, and SwitchAgentSM, a proprietary service allowing consumers to easily switch from one financial institution to another.

•	Banker's Dashboard® – online financial management tools that provide financial institutions with a comprehensive daily view of their financial picture.

•	Deluxe ProventSM – a comprehensive suite of identity protection services.

•	Deluxe Detect® – a new account applicant screening tool.

We expect providing products and services that differentiate us from the competition will help partially offset the impacts of the decline in check usage and the competitive pricing pressures we are experiencing in our check programs. As such, we also continue to focus on accelerating the pace at which we introduce new products and services.

As in our other two business segments, Financial Services continues to simplify processes, eliminate complexity and lower costs. During 2011, we closed our Financial Services customer call center located in Phoenix, Arizona, moving the work to other facilities.

Direct Checks – Our strategies within Direct Checks are as follows:

•	Maximize the lifetime value of customers by selling new features, accessories and products;

•	Continue to optimize our cost and expense structure; and

•	Optimize cash flow.

In April 2010, we acquired Custom Direct, Inc., a provider of direct-to-consumer checks, in a cash transaction for $97.9 million, net of cash acquired. We have leveraged this acquisition to build a best-in-class, direct-to-consumer check experience. Additionally, we continue to identify opportunities to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment. We continue to actively market our products and services through targeted advertising, including a continued focus on the internet channel. We continue to explore avenues to increase sales to existing customers. One example is our EZShieldTM offering, a check protection service that provides reimbursement to consumers for losses resulting from forged signatures or endorsements and altered checks.

As in our other two business segments, Direct Checks continues to simplify processes, eliminate complexity and lower costs. During 2012, we consolidated our Little Rock, Arkansas and Joppa, Maryland call centers into our Colorado Springs call center and closed our Joppa, Maryland printing facility, moving the production to other facilities.

Cost Reduction Initiatives

For several years we have been pursuing cost reduction and business simplification initiatives, including: reducing shared services infrastructure costs; streamlining our call center and fulfillment activities; eliminating system and work stream redundancies; and strengthening our ability to quickly develop new products and services and bring them to market. We have reduced stock-keeping units (SKUs), standardized products and services and improved the sourcing of third-party goods and services. As a result of all of these efforts, we realized net cost savings of approximately $50 million during 2012, as compared to our 2011 results of operations, generated primarily by our sales and marketing, fulfillment, and information technology organizations. Approximately 65% of these savings impacted selling, general and administrative (SG&A) expense, with the remaining 35% affecting cost of revenue. We anticipate that we will realize additional net cost reductions of approximately $50 million in 2013, as compared to our 2012 results of operations, which will be generated primarily by our sales, marketing and fulfillment organizations. Approximately, 65% of these savings are expected to impact SG&A expense, with the remaining 35% affecting cost of revenue.

Outlook for 2013

We anticipate that consolidated revenue will be between $1.535 billion and $1.575 billion for 2013, compared to $1.515 billion for 2012. In Small Business Services, we expect the percentage increase in revenue to be in the high single digits compared to 2012 revenue of $961.6 million, as volume declines in core business products are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings, including incremental revenue from the OrangeSoda acquisition in May 2012. In Financial Services, we expect the percentage decrease in revenue to be in the mid single digits compared to 2012 revenue of $341.1 million, driven by check order declines of approximately five to six percent, partially offset by continued growth in non-check revenue, as well as price increases. In Direct Checks, we expect the percentage decrease in revenue to be in the middle to high single digits compared to 2012 revenue of $212.2 million, driven by check volume declines.

We expect that 2013 diluted earnings per share will be between $3.60 and $3.80, compared to $3.32 for 2012, which included total charges of $0.21 per share related to restructuring-related costs, losses on debt retirements and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities will be partially offset by increases in material and delivery rates and continued investments in revenue growth opportunities. We have also assumed in our outlook that the economy will remain sluggish. We estimate that our annual effective tax rate for 2013 will be approximately 34%.

We anticipate that net cash provided by operating activities will be between $240 million and $255 million in 2013, compared to $244 million in 2012, driven by higher earnings and lower contributions to our trust used to fund medical benefits, partially offset by higher income tax and employee profit sharing/cash bonus payments. We anticipate contract acquisition payments of approximately $15 million in 2013, and we estimate that capital spending will be approximately $35 million in 2013 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with our credit facility, will be sufficient to support our operations, including capital expenditures, required debt service, dividend payments and small-to-medium-sized acquisitions, for the next 12 months. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. We also anticipate that we will repurchase shares to offset the dilutive impact of shares issued under our employee stock incentive plan. To the extent we have cash flow in excess of these priorities, we plan to accumulate cash in advance of our October 2014 senior note maturity, and we may from time to time consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

BUSINESS CHALLENGES/MARKET RISKS

Market for checks and business forms

The market for our two largest products, checks and business forms, is very competitive. These products are mature and their use has been declining. The total number of checks written in the United States has been in decline for many years as a result of alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, and electronic and other bill paying services. According to a Federal Reserve study released in December 2010, the most recent information available, approximately 27.5 billion checks were written in 2009. According to this study, checks are no longer the largest single non-cash payment method in the United States, being surpassed by the debit card. Checks written account for approximately 25% of all non-cash payment transactions, which is a reduction from the Federal Reserve study released in December 2007 when checks accounted for approximately 35% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately 6.1% per year between 2006 and 2009. We expect that the number of checks written will continue to decline. However, we cannot predict the rate at which this decline will continue in the long-term.

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

Financial institution clients

Because check usage is declining, we have been encountering significant pricing pressure when negotiating contracts with our financial institution clients. Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. Our traditional financial institution relationships are typically formalized through check supply contracts averaging three to six years in duration. As we compete to retain and acquire new financial institution business, the resulting pricing pressure, combined with declining check usage in the marketplace, has negatively impacted our revenue and profit margins. We expect these trends to continue.

Turmoil in the financial services industry, which began in late 2008, led to increases in bank failures and consolidations. There could be a significant impact on our consolidated results of operations if we were to lose a significant amount of business and/or we were unable to recover the value of unamortized contract acquisition costs or accounts receivable. As of December 31, 2012, unamortized contract acquisition costs totaled $43.0 million, while liabilities for contract acquisition costs not paid as of December 31, 2012 were $8.8 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

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

Recent legislation has impacted our financial institution clients. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted in 2010. The Act implements changes that, among other things, affect the oversight and supervision of financial institutions, create a new agency responsible for implementing and enforcing compliance with consumer financial laws and introduce more stringent regulatory capital requirements. The full impact of the Act and/or any additional related regulatory changes remains unclear. It is likely that the Act has and will have a negative impact on the profitability of our financial institution clients as they incur costs to comply with the new regulations. In spite of these additional costs, financial institutions may seek to maintain the profits they have historically generated, and they may put significant pricing pressure on their suppliers, including their check providers. The increase in cost and profit pressure may also lead to further consolidation of financial institutions. Additionally, the Act gave the Consumer Financial Protection Bureau (CFPB) the authority to pursue financial institutions engaged in unfair, deceptive or abusive practices. This has made some financial institutions wary of offering add-on services, such as fraud/identity protection or expedited check delivery, to their customers, which could have an adverse impact on our results of operations if we are unable to market such services through our financial institution clients.

Competition

The small business forms and supplies industry and the small business marketing solutions and other services industries are highly fragmented with many small local suppliers, large national retailers and internet-based providers. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution and telecommunications clients, competitive prices, high quality and dependable service.

In the small business forms and supplies industry, the competitive factors influencing a customer's purchase decision are breadth of product line, speed of delivery, product quality, price, convenience, customer service and past experience with the supplier. Our primary competitors are office product superstores, local printers, business forms dealers and internet-based suppliers. Local printers provide personalization and customization and offer a local relationship, but typically have a limited variety of products and services, as well as limited printing sophistication. Office superstores offer a variety of products at competitive prices, but provide limited personalization and customization. We are aware of numerous competitors offering printed products and business supplies to small businesses through the internet, direct mail, distributors or a direct sales force.

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

In the check printing portion of the payments industry, we face considerable competition from other check printers, and we expect competition to remain intense as check usage continues to decline and financial institutions continue to consolidate. We also face competition from check printing software vendors. Moreover, the check product must compete with alternative payment methods, including credit cards, debit cards, automated teller machines, direct deposit, and electronic and other bill paying services.

In the financial institution check printing business, there are two large primary providers, one of which is Deluxe. The principal factors on which we compete are product and service breadth, price, quality and check merchandising program management. We believe the key items which differentiate us from our competition include our fully automated flat check delivery package, our online performance dashboard and portal analytics tools for financial institution branches, our personalized customer call center experience, and our Deluxe Business Advantage program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses.

At times, check suppliers have reduced the prices of their products during the supplier selection process in an attempt to gain greater volume. The corresponding pricing pressure has negatively impacted our profit margins. Pricing pressure will continue to impact our results of operations through lower pricing levels or client losses. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution have been a practice within the industry since the late 1990's. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated significantly in recent years. These up-front payments negatively impact check printers' cash flows at the beginning of the contract. We make an effort to reduce the use of up-front product discounts by structuring new contracts with incentives throughout the duration of the contract.

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

Economic conditions

Domestic and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. Current and future economic conditions that affect business spending, including the availability of credit and small business confidence, as well as the financial condition and growth prospects of our customers, may adversely affect our business and results of operations.

The small business market is impacted by general economic conditions and the rate of small business formations. The index of small business optimism published by the National Federation of Independent Business (NFIB) was 93.9 in January 2012 and ended the year at 88.0, the second lowest index since March 2010, and 70% of small business owners characterize the current period as a bad time to expand. The NFIB's December 2012 report also showed that 45% of business owners believe conditions will be worse in six months, while only 11% expect an improvement. Forward labor market indicators are also weak, and small business owners' view of the future does not foresee much improvement in economic growth. On a positive note, according to the most recent estimates of the Small Business Administration's Office of Advocacy, there was a slight increase in the number of small businesses created in 2011, as compared to 2010, the most recent information available. We believe small businesses are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, it may be more difficult for small businesses to obtain credit and small businesses may choose to spend their limited funds on items other than our products and services.

We cannot predict whether these negative economic trends will improve or worsen in the near future. Over the past four years, we believe the economy negatively impacted our operating results and/or our growth opportunities, and we expect the economic environment will continue to be challenging in 2013.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

				Change
(in thousands, except per order amounts)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Total revenue	$1,514,917	$1,417,596	$1,402,237	6.9%	1.1%
Orders	53,216	54,348	56,736	(2.1%)	(4.2%)
Revenue per order	$28.47	$26.08	$24.72	9.2%	5.5%

The increase in total revenue for 2012, as compared to 2011, was primarily due to price increases in all three segments, incremental revenue of $36.8 million generated by the businesses acquired during 2012 and 2011, growth in our Small Business Services distributor channel and in marketing solutions and other services, and revenue from a new large financial institution client. These revenue increases were partially offset by lower order volume for our personal check businesses and continued pricing pressure on contract renewals within Financial Services.

The increase in total revenue for 2011, as compared to 2010, was primarily due to price increases in all three segments, incremental revenue of $24.1 million from the acquisition of Custom Direct in April 2010, revenue generated by the businesses acquired during 2011, growth in the Small Business Services distributor channel, and a favorable currency exchange rate impact of $3.0 million. These revenue increases were partially offset by lower order volume for our personal check businesses, revenue of $24.6 million in 2010 from a contract settlement, continued pricing pressure within Financial Services, and the recognition of deferred revenue in 2010 from a contract settlement executed in the fourth quarter of 2009. The revenue of $24.6 million from the contract settlement recognized in 2010 accounted for a revenue decrease of 1.8 percentage points in 2011. It related to a settlement with a large financial institution that acquired one of our clients and chose to consolidate its check printing business with another provider. This business transitioned during the third quarter of 2010 and the contract termination payments were included in revenue in our Small Business Services and Financial Services segments. Revenue from a new contract acquisition which began generating revenue during the third quarter of 2010 offset the revenue lost from this contract termination. The recognition of Financial Services deferred revenue in 2010 related to a contract settlement executed in the fourth quarter of 2009 accounted for a revenue decrease of 1.0 percentage point in 2011.

Service revenue represented 11.2% of total revenue in 2012, 9.7% in 2011 and 8.7% in 2010. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead we analyze our products and services based on the following categories:

				Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Checks, including contract settlements	58.7%	61.5%	63.9%	(2.8) pt.	(2.4) pt.
Marketing solutions, including services	13.6%	10.6%	9.0%	3.0 pt.	1.6 pt.
Forms	13.2%	13.8%	13.9%	(0.6) pt.	(0.1) pt.
Accessories and other products	9.2%	9.0%	8.8%	0.2 pt.	0.2 pt.
Other services	5.3%	5.1%	4.4%	0.2 pt.	0.7 pt.
Total revenue	100.0%	100.0%	100.0%	—	—

The number of orders decreased for 2012, as compared to 2011, due primarily to the continuing decline in check and forms usage, partially offset by growth in marketing solutions and other services and in the Small Business Services distributor channel. Revenue per order increased for 2012, as compared to 2011, primarily due to the benefit of price increases in all three segments and a shift to higher dollar Small Business Services orders as check usage continues to decline. At the same time, Financial Services continues to experience pricing pressure on contract renewals.

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

Consolidated Gross Margin

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Gross profit	$990,542	$924,194	$913,818	7.2%	1.1%
Gross margin	65.4%	65.2%	65.2%	0.2 pt.	—

As with revenue, we do not separately analyze gross margin generated by product sales and service sales. Instead, we evaluate gross margin on a consolidated basis when analyzing our consolidated results of operations to gain important insight into significant profit drivers. As a significant portion of our revenue is generated from the sale of manufactured and purchased products, we believe the measure of gross margin best demonstrates our manufacturing and distribution performance, as well as the impact of pricing on our profitability. Gross margin is not a complete measure of profitability, as it omits SG&A expense. However, it is a financial measure which we believe is useful in evaluating our results of operations.

Gross margin increased for 2012, as compared to 2011, due primarily to the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives. Partially offsetting these increases in gross margin were higher delivery rates and material costs and increased performance-based compensation in 2012.

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

Consolidated Selling, General & Administrative Expense

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
SG&A expense	$680,460	$640,307	$624,303	6.3%	2.6%
SG&A expense as a percentage of total revenue	44.9%	45.2%	44.5%	(0.3 pt. )	0.7 pt.

The increase in SG&A expense for 2012, as compared to 2011, was driven primarily by increased Small Business Services commission expense due to increased volume, higher performance-based compensation, incremental operating expenses of the businesses we acquired in 2012 and 2011, and investments in revenue-generating initiatives, including efforts to grow our Small Business Services distributor channel and increase brand awareness. These increases were partially offset by various expense reduction initiatives within sales, marketing and our shared services organizations, including improved labor and advertising efficiency, as well as lower acquisition-related amortization related to previous acquisitions.

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

Net Restructuring Charges

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net restructuring charges	$7,926	$11,743	$7,971	$(3,817)	$3,772

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including employee and equipment moves, training and travel. In addition to the restructuring charges shown here, restructuring charges of $2.8 million in 2012, $2.0 million in 2011 and $2.4 million in 2010 were included within cost of revenue in our consolidated statements of income. Further information can be found under Restructuring Costs.

Loss on Early Debt Extinguishment

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Loss on early debt extinguishment	$5,258	$6,995	$—	$(1,737)	$6,995

During the fourth quarter of 2012, we retired $200.0 million of long-term notes, realizing a pre-tax loss of $5.3 million. During the first quarter of 2011, we retired $205.5 million of long-term notes, realizing a pre-tax loss of $7.0 million. We may retire additional debt, depending on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

Interest Expense

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Interest expense	$46,847	$47,797	$44,165	(2.0%)	8.2%
Weighted-average debt outstanding	742,534	760,798	793,767	(2.4%)	(4.2%)
Weighted-average interest rate	5.73%	5.63%	5.09%	0.10 pt.	0.54 pt.

The decrease in interest expense for 2012, as compared to 2011, was due to our lower average debt level in 2012, as well as charges of $1.3 million in the first quarter of 2011 related to the retirement of long-term notes. The debt retirements required that we accelerate the recognition of a portion of a derivative loss, and we recognized expense related to the settlement of a portion of our interest rate swap agreements. These decreases in interest expense were partially offset by our slightly higher average interest rate in 2012.

The increase in interest expense for 2011, as compared to 2010, was due, in part, to our higher average interest rate in 2011. Also contributing to the increase in interest expense were the charges of $1.3 million discussed earlier driven by the retirement of long-term notes during the first quarter of 2011. These increases in interest expense were partially offset by our lower average debt level in 2011.

Income Tax Provision

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Income tax provision	$80,261	$71,489	$82,554	12.3%	(13.4%)
Effective tax rate	32.0%	33.1%	35.0%	(1.1) pt.	(1.9) pt.

The decrease in our effective tax rate for 2012, as compared to 2011, was primarily due to a number of discrete credits to income tax expense, including adjustments related to foreign deferred income taxes, which collectively decreased our 2012 tax rate by 2.0 points. In addition, our 2012 effective tax rate included a 0.4 point reduction due to actions taken to restore a portion of the deferred tax asset associated with our postretirement benefit plan, our overall state income tax rate decreased and our production activities deduction increased in 2012. Partially offsetting these decreases in our 2012 effective tax rate was a favorable adjustment of 1.2 points in 2011 resulting from actions taken to restore a portion of the deferred tax asset associated with our postretirement benefit plan, as well as a number of minor discrete credits to income tax expense in 2011, including adjustments to receivables for amendments to prior year tax returns, which collectively decreased our 2011 tax rate by 0.6 points. In addition, tax credits for research and development were lower in 2012 as the law providing for these credits expired at the end of 2011. We expect that our annual effective tax rate for 2013 will be approximately 34%.

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

RESTRUCTURING COSTS

During 2012, we recorded net restructuring charges of $10.7 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $6.2 million. The restructuring accruals included charges of $7.6 million related to severance for employee reductions in various functional areas as we continue to reduce costs, including the closing of two customer call centers during the third quarter of 2012 and two printing facilities during the fourth quarter of 2012. The restructuring accruals included severance benefits for approximately 395 employees. These charges were reduced by the reversal of $1.9 million of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. The majority of the employee reductions included in our restructuring accruals are expected to be completed by mid-2013, and we expect most of the related severance payments to be paid by the end of 2013, utilizing cash from operations.

During 2011, we recorded net restructuring charges of $13.7 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $7.1 million. The restructuring accruals included charges of $8.8 million related to severance for employee reductions across all functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 400 employees. These charges were reduced by the reversal of $1.7 million of severance accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated.

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

As a result of our employee reductions and facility closings, we realized cost savings of approximately $5 million in cost of goods sold and $3 million in SG&A expense in 2012, in comparison to our 2011 results of operations, which represents a portion of the approximately $50 million of total net cost reductions we realized in 2012. In 2013, we expect to realize cost savings of approximately $3 million in cost of goods sold and $11 million in SG&A expense, in comparison to our 2012 results of operations, which represents a portion of the estimated $50 million of total net cost reductions we expect to realize in 2013. Expense reductions consist primarily of labor and facility costs. Information about the other initiatives driving our cost savings can be found in Executive Overview.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of independent local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Total revenue	$961,631	$846,449	$796,254	13.6%	6.3%
Operating income	160,363	145,219	137,534	10.4%	5.6%
Operating margin	16.7%	17.2%	17.3%	(0.5 pt. )	(0.1 pt. )

The increase in revenue for 2012, as compared to 2011, was due primarily to price increases, growth in our distributor channel, incremental revenue of $34.8 million from the acquisitions of PsPrint and OrangeSoda, and growth in marketing solutions and other services revenue. Additionally, business check revenue, as well as revenue generated via our relationship with a new large Financial Services client and growth in our major accounts channel contributed to the revenue increase.

The increase in operating income for 2012, as compared to 2011, was due primarily to price increases, growth in our distributor channel and in marketing solutions and other services revenue, benefits of our cost reduction initiatives, and lower amortization related to acquisitions completed in previous years. Partially offsetting these increases in operating income were higher performance-based compensation, investments in revenue-generating initiatives, including efforts to grow our distributor channel and increase brand awareness, and increases in delivery rates and material costs in 2012.

Operating margin decreased for 2012, as compared to 2011, as the increase in commissions, expenses associated with acquisitions, higher performance-based compensation and investments in revenue-generating initiatives were only partially offset by the benefits of price increases and our cost reduction initiatives.

The increase in revenue for 2011, as compared to 2010, was due primarily to price increases, revenue of $15.5 million from the acquisition of PsPrint, which was acquired in July 2011, and growth in our distributor channel and in marketing solutions and other services revenue, as well as a favorable currency exchange rate impact related to our Canadian operations of $3.0 million. Partially offsetting these increases was revenue of $12.1 million related to Small Business Services' portion of the contract settlement executed during 2010, as well as the continuing decline in check and forms usage. The contract settlement revenue in 2010 resulted in a decrease in revenue of 1.6 points in 2011.

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

Financial Services

Financial Services' products and services are sold through multiple channels, including a direct sales force. Results for this segment were as follows:

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Total revenue	$341,135	$342,382	$390,331	(0.4%)	(12.3%)
Operating income	77,728	59,804	84,158	30.0%	(28.9%)
Operating margin	22.8%	17.5%	21.6%	5.3 pt.	(4.1 pt. )

The slight decrease in revenue for 2012, as compared to 2011, was due to a decrease in order volume resulting primarily from the continued decline in check usage, as well as continuing competitive pricing pressure on contract renewals. Offsetting these revenue declines were price increases, revenue from a new large financial institution client, growth in marketing solutions and other services, and incremental revenue from the Banker's Dashboard® acquisition completed in April 2011.

Operating income and operating margin increased for 2012, as compared to 2011, primarily due to price increases and the benefit of our continuing cost reduction initiatives. Additionally, restructuring-related costs decreased $3.4 million, as compared to 2011. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs. These increases in operating income and operating margin were partially offset by higher performance-based compensation, increased delivery rates and material costs in 2012, and investments to generate additional revenue.

The decrease in revenue for 2011, as compared to 2010, was due to a decrease in order volume resulting primarily from the continued decline in check usage, the recognition of deferred revenue in 2010 from a contract settlement executed in the fourth quarter of 2009, revenue of $12.5 million related to Financial Services' portion of the contract settlement executed during 2010, and continuing competitive pricing pressure. The recognition of deferred revenue in 2010 accounted for 3.4 percentage points of the 12.3% decrease in revenue for 2011, and the $12.5 million contract settlement revenue in 2010 accounted for 2.9 percentage points of the 12.3% decrease in revenue for 2011. Partially offsetting these revenue decreases was the benefit of price increases implemented in the first half of 2011 and revenue from the Banker's Dashboard acquisition in April 2011.

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

Direct Checks

Direct Checks sells products and services directly to consumers using direct response marketing. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including newspaper inserts, in-package advertising, statement stuffers and co-op advertising. We also use search engine marketing and search engine optimization strategies to direct traffic to our websites. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Total revenue	$212,151	$228,765	$215,652	(7.3%)	6.1%
Operating income	63,937	66,035	59,852	(3.2%)	10.3%
Operating margin	30.1%	28.9%	27.8%	1.2 pt.	1.1 pt.

The decrease in revenue for 2012, as compared to 2011, was due to a reduction in orders stemming from the decline in check usage. Partially offsetting this revenue decrease was higher revenue per order, partly due to price increases.

The decrease in operating income for 2012, as compared to 2011, was due primarily to lower order volume, higher performance-based compensation and increased delivery rates and material costs in 2012. Additionally, restructuring-related costs increased $0.8 million for 2012, as compared to 2011. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs. These decreases in operating income were partially offset by lower amortization related to the Custom Direct acquisition in 2010 and benefits from our cost reduction initiatives.

Operating margin increased for 2012, as compared to 2011, as the lower amortization expense and benefits from our cost reduction initiatives exceeded the impact of higher performance-based compensation and increased delivery rates and material costs in 2012.

The increase in revenue for 2011, as compared to 2010, was due to incremental revenue of $24.1 million from the acquisition of Custom Direct in April 2010, as well as higher revenue per order in all order channels, partly due to price increases. Partially offsetting these increases in revenue was a reduction in orders stemming from the decline in check usage.

The increase in operating income and operating margin for 2011, as compared to 2010, was due primarily to benefits of our cost reduction initiatives and lower acquisition-related amortization related to the Custom Direct acquisition, as well as the contribution of Custom Direct's operations. In addition, restructuring and related costs decreased $1.6 million for 2011, as compared to 2010. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs. These increases in operating income were partially offset by lower order volume and increased material costs and delivery rates.

CASH FLOWS AND LIQUIDITY

As of December 31, 2012, we held cash and cash equivalents of $45.4 million. The following table shows our cash flow activity for the last three years, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 8 of this report.

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net cash provided by operating activities of continuing operations	$244,077	$235,367	$212,615	$8,710	$22,752
Net cash used by investing activities of continuing operations	(68,513)	(131,785)	(136,170)	63,272	4,385
Net cash used by financing activities of continuing operations	(159,510)	(91,702)	(72,541)	(67,808)	(19,161)
Effect of exchange rate change on cash	694	(576)	690	1,270	(1,266)
Net change in cash and cash equivalents	$16,748	$11,304	$4,594	$5,444	$6,710

The $8.7 million increase in cash provided by operating activities for 2012, as compared to 2011, was due primarily to increased cash provided by earnings, as well as an $8.4 million decrease in pension contributions and employee profit sharing/cash bonus payments related to our 2011 performance. We discontinued contributions to our defined contribution pension plan for at least three years, effective with the 2011 plan year. As such, the contribution made to this plan in early 2011 for the 2010 plan year was our last contribution to this plan. These increases in cash provided by operating activities were partially offset by a $23.0 million increase in income tax payments, a planned $4.9 million increase in contributions to our trust used to pay for medical benefits, as well as increases in contract acquisition and interest payments.

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

Included in net cash provided by operating activities were the following operating cash outflows:

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Income tax payments	$83,875	$60,861	$70,246	$23,014	$(9,385)
Interest payments	46,514	42,542	44,054	3,972	(1,512)
Funding of medical benefits(1)	41,670	36,792	39,400	4,878	(2,608)
Pension contributions and employee profit sharing/cash bonus payments	18,805	27,165	29,790	(8,360)	(2,625)
Contract acquisition payments	16,952	12,190	22,087	4,762	(9,897)
Severance payments	7,183	7,484	11,558	(301)	(4,074)

(1) This amount includes payments made to our voluntary employee beneficiary association (VEBA) trust used to fund employee and retiree medical benefits, as well as funding of our postretirement medical plan.

Net cash used by investing activities in 2012 was $63.3 million lower than 2011, driven primarily by a $51.5 million decrease in payments for acquisitions in 2012. In 2012, we acquired OrangeSoda and distributor operations for an aggregate of $34.2 million, net of cash acquired. In 2011, we acquired PsPrint, Banker's Dashboard and distributor operations for $85.6 million, net of cash acquired. Additionally, we made payments of $6.4 million on company-owned life insurance policies in 2011.

Net cash used by investing activities for 2011 was $4.4 million lower than 2010 due primarily to a $13.0 million decrease in payments for acquisitions and an $8.4 million reduction in purchases of capital assets. We paid $98.6 million to acquire Custom Direct and Cornerstone Customer Solutions in 2010 and $85.6 million to acquire Banker's Dashboard, PsPrint and distributor operations in 2011. Partially offsetting these decreases in the use of cash were payments of $6.4 million in 2011 on company-owned life insurance policies, proceeds from life insurance policies in 2010, and loans made to distributors in 2011.

Net cash used by financing activities in 2012 was $67.8 million higher than 2011 due primarily to an increase in payments on long-term debt of $73.9 million in 2012 related to the maturity of long-term notes in 2012 and payments for debt retirements. In 2011, we made payments of $215.0 million for debt retirements. In addition, we spent $3.5 million more on payments for share repurchases in 2012 to offset dilution from shares issued under our share-based compensation plans. Partially offsetting these increases in cash used in 2012 were net payments of $7.0 million in 2011 to repay borrowings on our line of credit.

Net cash used by financing activities for 2011 was $19.2 million higher than 2010 due primarily to payments of $215.0 million to retire long-term debt in 2011 and an increase of $20.6 million in payments to repurchase common shares to offset dilution from shares to be issued for the Banker's Dashboard acquisition and under our share-based compensation plans. Partially offsetting these increases in the use of cash were proceeds of $200.0 million from the issuance of long-term debt in 2011, lower payments in 2011 on our credit facility as we repaid all amounts borrowed, and a $4.4 million increase in proceeds from issuing shares under employee plans.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Proceeds from issuing long-term debt	$200,000	$200,000	$—	$—	$200,000
Proceeds from issuing shares under employee plans	12,320	7,671	3,267	4,649	4,404
Proceeds from company-owned life insurance policies	—	—	6,143	—	(6,143)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

				Change
(in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Payments on long-term debt, including costs of debt reacquisition	$288,938	$215,030	$—	$73,908	$215,030
Cash dividends paid to shareholders	50,918	51,126	51,435	(208)	(309)
Purchases of capital assets	35,193	35,506	43,932	(313)	(8,426)
Payments for acquisitions, net of cash acquired	34,172	85,641	98,621	(51,469)	(12,980)
Payments for common shares repurchased	27,155	23,620	2,999	3,535	20,621
Loans to distributors	3,287	5,175	—	(1,888)	5,175
Net payments on short-term debt	—	7,000	19,000	(7,000)	(12,000)
Payments on company-owned life insurance policies	—	6,383	—	(6,383)	6,383

We anticipate that net cash provided by operating activities will be between $240 million and $255 million in 2013, compared to $244 million in 2012, driven by higher earnings and lower contributions to our trust used to fund medical benefits, partially offset by higher income tax and employee profit sharing/cash bonus payments. We anticipate that cash generated by operating activities in 2013 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $35 million, share repurchases and possibly additional small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We plan to accumulate cash in advance of our October 2014 senior note maturity, and we may from time to time consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

We had $191.5 million available for borrowing under our credit facility as of December 31, 2012. We believe that cash generated by operating activities, along with our credit facility, will be sufficient to support our operations in 2013, including capital expenditures, required debt service, dividend payments and possible small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $652.6 million as of December 31, 2012, a decrease of $89.1 million from December 31, 2011. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of December 31, 2012, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of December 31, 2012 included a $0.8 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2011, this fair value adjustment was an increase of $3.6 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 6: Derivative financial instruments” and “Note 13: Debt and leases” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations.

Our capital structure for each period was as follows:

	December 31, 2012		December 31, 2011
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$255,478	6.6%	$455,466	6.9%	$(199,988)
Floating interest rate	397,103	4.5%	286,240	3.9%	110,863
Total debt	652,581	5.3%	741,706	5.8%	(89,125)
Shareholders’ equity	432,935		302,689		130,246
Total capital	$1,085,516		$1,044,395		$41,121

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 4.3 million shares remained available for purchase under this authorization as of December 31, 2012. During 2012, we purchased 1.0 million shares for $27.2 million. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Item 8 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or by other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2012, we had a $200.0 million credit facility, which expires in February 2017. Our commitment fee ranges from 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of December 31, 2012 and we expect to remain in compliance with all debt covenants throughout 2013.

Daily average amounts outstanding under our credit facility for the years ended December 31 were as follows:

(in thousands)	2012	2011	2010
Daily average amount outstanding	$—	$21,655	$49,957
Weighted-average interest rate	—	3.03%	3.20%

No amounts were outstanding under our credit facility as of December 31, 2012 or December 31, 2011. As of December 31, 2012, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(8,535)
Net available for borrowing as of December 31, 2012	$191,465

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $17.0 million for 2012, $12.2 million for 2011 and $22.1 million for 2010. We anticipate cash payments of approximately $15 million in 2013. Changes in contract acquisition costs during the years ended December 31 were as follows:

(in thousands)	2012	2011	2010
Balance, beginning of year	$55,076	$57,476	$45,701
Additions	5,543	14,624	31,520
Amortization	(17,110)	(16,659)	(19,745)
Other	(473)	(365)	—
Balance, end of year	$43,036	$55,076	$57,476

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $3.8 million as of December 31, 2012 and $13.1 million as of December 31, 2011. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $4.9 million as of December 31, 2012 and $7.5 million as of December 31, 2011.

Foreign cash and investments – As of December 31, 2012, our subsidiaries located in Canada held cash and marketable securities of $33.0 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate the cash and marketable securities into the U.S., we would incur a U.S. tax liability of approximately $6 million.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any possible liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in the Item 8 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.

As of December 31, 2012, our contractual obligations were as follows:

(in thousands)	Total	2013	2014 and 2015	2016 and 2017	2018 and thereafter
Long-term debt and related interest	$857,925	$38,992	$315,388	$52,000	$451,545
Operating lease obligations	12,999	6,170	5,650	1,179	—
Purchase obligations	32,275	20,216	11,961	98	—
Other non-current liabilities	19,319	6,630	8,030	1,528	3,131
Total contractual obligations	$922,518	$72,008	$341,029	$54,805	$454,676

Purchase obligations include amounts due under contracts with third-party service providers. These contracts are primarily for Direct Checks direct mail advertising agreements, information technology services and amounts due under Direct Checks and Financial Services royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligations presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs. Of the purchase obligations included in the table above, $19.8 million allow for early termination upon the payment of early termination fees. If we were to terminate these agreements, we would have incurred early termination fees of $27.0 million as of December 31, 2012.

Other non-current liabilities presented in our consolidated balance sheet as of December 31, 2012 consisted primarily of amounts due for environmental matters and contract acquisition costs, derivative liabilities, and liabilities for uncertain tax positions and deferred compensation. Of the $31.7 million reported as other non-current liabilities in our consolidated balance sheet as of December 31, 2012, $19.0 million is excluded from the obligations shown in the table above. The excluded amounts, including the current portion of each liability, are comprised primarily of the following:

•
Payments for uncertain tax positions – Due to the nature of the underlying liabilities and the extended time frame often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. Our liability for uncertain tax positions, including accrued interest and penalties, was $6.8 million as of December 31, 2012, excluding tax benefits of deductible interest and the federal benefit of deductible state income tax.

•
Insured environmental remediation costs – As of December 31, 2012, $5.3 million of the costs included in our environmental accruals are covered by an environmental insurance policy which we purchased in 2002. The related receivables from the insurance company are reflected in other current assets and other non-current assets in our consolidated balance sheets based on the amounts of our environmental accruals for insured sites. Uninsured environmental accruals of $3.1 million as of December 31, 2012 are included in the table above.

•	Fair value of interest rate swaps – As of December 31, 2012, other non-current liabilities included $4.2 million for the fair value of interest rate swaps related to our long-term debt due in 2020.

•
A portion of the amount due under our deferred compensation plan – Under this plan, some employees may begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur. As such, $1.7 million of our deferred compensation liability as of December 31, 2012 is excluded from the obligations shown in the table above.

Total contractual obligations do not include the following:

•
Benefit payments for our postretirement benefit plan – We have contributed funds to this plan for the purpose of funding our obligations. Thus, we have the option of paying benefits from the assets of the plan or from the general funds of the company. Additionally, we expect the plan assets to earn income over time. As such, we cannot predict when or if payments from our general funds will be required. We do anticipate that we will utilize plan assets to pay a portion of our benefits during 2013. Our postretirement benefit plan was overfunded $5.0 million as of December 31, 2012.

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

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. Our accounting policies are discussed under the caption: “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, or which place the most significant demands on management's judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions could be material to our financial condition or results of operations.

Income Taxes

When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected taxable income, statutory tax rates and tax credits allowed in the various jurisdictions in which we operate. In interim reporting periods, we use an estimate of our annual effective tax rate based on the facts available at the time. Changes in the jurisdictional mix or estimated amount of annual pre-tax income could impact our estimated effective tax rate in interim periods. In the event there is a significant unusual or one-time item recognized in our results of operations, the tax attributable to that item is separately calculated and recorded in the interim period during which the unusual or one-time item occurred. The actual effective tax rate is calculated at year-end.

Tax laws require certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense, net of the expected tax benefit, in our statements of income. We must assess the likelihood that our deferred tax assets will be realized through future taxable income, and to the extent we believe that realization is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We had net deferred tax liabilities of $65.8 million as of December 31, 2012, including valuation allowances of $2.6 million. As of December 31, 2011, we had net deferred tax liabilities of $42.6 million, including valuation allowances of $2.4 million. The valuation allowances related primarily to capital loss carryforwards in Canada and net operating loss carryforwards in Ireland which we do not expect to fully realize.

We are subject to tax audits in numerous domestic and foreign tax jurisdictions. Tax audits are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax return positions in the financial statements when they are “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total amount of unrecognized tax benefits as of December 31, 2012 was $5.6 million, excluding accrued interest and penalties and the federal benefit of deductible state income tax. If the unrecognized tax benefits were recognized in our consolidated financial statements, $5.6 million would positively affect income tax expense and our related effective tax rate. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2012, we had accrued $1.2 million of interest and penalties, excluding the tax benefit of deductible interest. The statute of limitations for federal tax assessments for 2006 and prior years has closed. Our federal income tax returns through 2009 have been audited by the IRS, and our returns for 2010 through 2012 remain subject to IRS examination. In general, income tax returns for the years 2008 through 2012 remain subject to examination by foreign, state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

Changes in unrecognized tax benefits during the last three years can be found under the caption: “Note 9: Income tax provision” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $3.6 million to an increase of $1.1 million as we attempt to settle certain federal and state matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes may have on our effective tax rate or cash flows.

During 2010, we recorded income tax expense of $4.1 million to reduce our deferred tax asset related to our postretirement benefit plan. This expense resulted from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010, and requires that certain tax deductions after 2012 be reduced by the amount of Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. During 2011 and 2012, we took actions to restore approximately $3.5 million of this deferred tax asset.

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

Our net postretirement benefit expense was $0.9 million for 2012, $0.5 million for 2011 and $1.7 million for 2010. Our business segments record postretirement benefit expense in cost of revenue and in SG&A expense, based on the composition of their workforces. Our postretirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, the expected health care cost trend rate and the average remaining life expectancy of plan participants. We analyze the assumptions used each year when we complete our actuarial valuation of the plan. The effects of changes to our assumptions are recognized immediately on the consolidated balance sheet, but are generally amortized into earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. If the assumptions utilized in determining our postretirement benefit expense and liability differ from actual events, our results of operations for future periods are impacted.

Discount rate – The discount rate is used to reflect the time value of money. It is the assumed rate at which future postretirement benefits could be effectively settled. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows approximate the timing and amount of expected benefit payments. In determining the discount rate, we utilize the Aon Hewitt AA Above Median Curve and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. The discount rate established at year-end for purposes of calculating our benefit obligation is also used in the calculation of the interest component of benefit expense for the following year. In measuring the accumulated postretirement benefit obligation as of December 31, 2012, we assumed a discount rate of 3.15%. A 0.25 point change in the discount rate would increase or decrease our annual postretirement benefit expense by approximately $0.1 million, and would increase or decrease our postretirement benefit obligation by approximately $2.2 million.

Expected long-term rate of return on plan assets – The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. In determining this rate, we utilize our historical returns and then adjust these returns for estimated inflation and projected market returns. Our inflation assumption is primarily based on analysis of historical inflation data. In measuring net postretirement benefit expense for 2012, we assumed an expected long-term rate of return on plan assets of 7.25%. A 0.25 point change in this assumption would increase or decrease our annual postretirement benefit expense by approximately $0.3 million.

Expected health care cost trend rate – The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. In measuring the accumulated postretirement benefit obligation as of December 31, 2012, our initial health care inflation rate for 2013 was assumed to be 8.0% for participants under the age of 65 and 7.5% for participants aged 65 and older. Our ultimate health care inflation rate was assumed to be 5.0% in 2021 and beyond for participants under the age of 65 and 5.0% in 2020 and beyond for participants aged 65 and older. A one percentage point change in the health care inflation rate for each year would have the following effects:

(in thousands)	One-percentage-point increase	One-percentage-point decrease
Effect on total of service and interest cost	$61	$(57)
Effect on benefit obligation	1,925	(1,805)

Average remaining life expectancy of plan participants – In determining the average remaining life expectancy of plan participants, our actuaries use a mortality table which includes estimated death rates for each age. We use the RP-2000 Combined Healthy Participant Table with fully generational projection.

When actual events differ from our assumptions or when we change the assumptions used, an unrecognized actuarial gain or loss results. The gain or loss is recognized immediately in the consolidated balance sheet within accumulated comprehensive loss and is amortized into postretirement benefit expense over the average remaining life expectancy of inactive plan participants, as a large percentage of our plan participants are classified as inactive. This amortization period was 17.1 years as of December 31, 2012.

The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risks. During 2008, the equity markets experienced a significant decline in value, resulting in a significant decrease in the fair value of our plan assets. This materially affected the funded status of the plan and resulted in higher postretirement benefit expense in subsequent years. If the equity and bond markets decline in future periods, the funded status of our plan could again be materially affected. This could result in higher postretirement benefit expense in the future, as well as the need to contribute increased amounts of cash to fund the benefits payable under the plan, although our obligation is limited to funding benefits as they become payable. We did not use plan assets to make benefit payments during 2012 or 2011. Rather, we used cash provided by operating activities to make these payments. We do anticipate that we will utilize plan assets to pay a portion of our benefits during 2013.

Revenue Recognition

We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Our services, which account for the remainder of our revenue, consist primarily of web hosting and applications services, fraud prevention, search engine optimization and marketing, financial institution customer acquisition programs, and payroll services. We recognize these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting and applications services are deferred and recognized as revenue on the straight-line basis over the term of the customer relationship. Deferred revenue is included in accrued liabilities in our consolidated balance sheets.

Revenue includes amounts billed to customers for shipping and handling and pass-through costs, such as marketing materials for which our financial institution clients reimburse us. Costs incurred for shipping and handling and pass-through costs are reflected in cost of products sold. For sales with a right of return, we record a reserve for estimated sales returns based on significant historical experience.

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

Goodwill and Indefinite-Lived Intangible

Goodwill and our indefinite-lived trade name are tested for impairment on an annual basis as of July 31, or more frequently if events or circumstances occur which could indicate impairment. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of our indefinite-lived trade name to determine whether events and circumstances continue to support an indefinite useful life. If we would determine that this asset has a finite useful life, we would test the asset for impairment and then amortize the asset's remaining carrying value over its estimated remaining useful life.

In completing our 2012 and 2011 annual goodwill impairment analyses, we elected to perform a qualitative assessment for all of the reporting units to which goodwill is assigned. These qualitative analyses evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010 in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43.0 million and $546.0 million, or by amounts between 55% and 442% above the carrying values of their net assets. In completing our qualitative analysis, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units.

During 2010, a two-step, quantitative approach was required in evaluating goodwill for impairment. First, we calculated the estimated fair value of each reporting unit to which goodwill was assigned and compared this estimated fair value to the carrying amount of its net assets. In calculating the estimated fair value, we utilized the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue for the next five years. We applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair values of our reporting units, we were required to estimate a number of factors, including projected future operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units' fair values was compared to our consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of any of our reporting unit's net assets had exceeded its estimated fair value, we would have been required to complete the second step of the goodwill impairment analysis. This step would have required us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit's assets and liabilities, excluding goodwill, is estimated. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit's goodwill. We were not required to complete the second step of the goodwill impairment analysis for any of our reporting units.

The estimate of fair value for our indefinite-lived trade name is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss would be recognized. The annual impairment analysis completed during 2012 indicated that the estimated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by approximately $29.0 million. In this analysis, we assumed a discount rate of 11.8% and a royalty rate of 2.0%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by approximately $3.0 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $12.0 million.

The evaluation of asset impairment requires us to make assumptions about future events, market conditions, and financial performance over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from our assumptions. If these estimates and assumptions change, we may be required to recognize impairment losses in the future.

Restructuring Accruals

Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. Cost management is one of our strategic objectives and we are continually seeking ways to lower our cost structure. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals as, on some occasions, employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. We reversed previously recorded restructuring accruals of $1.9 million in 2012, $1.7 million in 2011 and $2.8 million in 2010, primarily as a result of fewer employees receiving severance benefits than originally estimated. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during 2012 can be found under the caption “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this new guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the asset is impaired, then a quantitative assessment must be completed. This new standard is effective for us as of January 1, 2013. We had the option of adopting this standard early during the third quarter of 2012. Instead, we elected to complete a quantitative analysis of the fair value of our indefinite-lived trade name, which is described under the caption: "Note 7: Fair value measurements" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new standard is effective for us as of January 1, 2013. As such, we will begin including the required disclosures in our 2013 financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook” or similar expressions in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2012, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing October 2014, including increase of $3,370 related to the cumulative change in fair value of hedged debt	$256,770	$266,048	4.3%
Long-term notes maturing March 2019	200,000	215,000	7.0%
Long-term notes maturing November 2020, including decrease of $4,189 related to the cumulative change in fair value of hedged debt	195,811	195,811	5.0%
Total debt	$652,581	$676,859	5.3%

(1) For our long-term notes due in 2014 and 2019, fair value is based on quoted market prices as of December 31, 2012 for identical liabilities when traded as assets. For our long-term notes due in 2020, fair value is based on a pricing model using utilizing readily observable market interest rates.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of December 31, 2012, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of December 31, 2012 included a $0.8 million decrease related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Information regarding hedge ineffectiveness can be found under the caption “Note 7: Fair value measurements” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $2.9 million change in interest expense for 2012, excluding any hedge ineffectiveness related to our interest rate swaps.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Accounting Firm

To the Shareholders and Board of Directors of Deluxe Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 22, 2013

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$45,435	$28,687
Trade accounts receivable, net of allowances for uncollectible accounts	70,387	69,023
Inventories and supplies	23,291	22,043
Deferred income taxes	7,687	7,216
Funds held for customers	43,140	44,394
Other current assets	29,803	21,212
Total current assets	219,743	192,575
Deferred Income Taxes	1,662	—
Long-Term Investments (including $2,196 and $2,165 of investments at fair value, respectively)	46,898	45,147
Property, Plant And Equipment, net of accumulated depreciation	104,189	113,411
Assets Held For Sale	970	2,741
Intangibles, net of accumulated amortization	150,717	157,339
Goodwill	789,636	776,998
Other Non-Current Assets	98,625	100,598
Total Assets	$1,412,440	$1,388,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$65,107	$64,694
Accrued liabilities	155,003	150,098
Long-term debt due within one year	—	85,575
Total current liabilities	220,110	300,367
Long-Term Debt	652,581	656,131
Deferred Income Taxes	75,147	49,807
Other Non-Current Liabilities	31,667	79,815
Commitments And Contingencies (Notes 9, 13 and 14)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2012 – 50,614; 2011 – 50,826)	50,614	50,826
Additional paid-in capital	47,968	55,838
Retained earnings	375,000	255,426
Accumulated other comprehensive loss	(40,647)	(59,401)
Total shareholders’ equity	432,935	302,689
Total Liabilities And Shareholders’ Equity	$1,412,440	$1,388,809

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Product revenue	$1,345,929	$1,280,420	$1,279,632
Service revenue	168,988	137,176	122,605
Total Revenue	1,514,917	1,417,596	1,402,237
Cost of products sold	(446,994)	(435,563)	(435,284)
Cost of services provided	(77,381)	(57,839)	(53,135)
Total Cost Of Revenue	(524,375)	(493,402)	(488,419)
Gross Profit	990,542	924,194	913,818
Selling, general and administrative expense	(680,460)	(640,307)	(624,303)
Net restructuring charges	(7,926)	(11,743)	(7,971)
Asset impairment charge	—	(1,196)	—
Net (loss) gain on sale of facility	(128)	110	—
Operating Income	302,028	271,058	281,544
Loss on early debt extinguishment	(5,258)	(6,995)	—
Interest expense	(46,847)	(47,797)	(44,165)
Other income (expense)	830	(182)	(1,430)
Income Before Income Taxes	250,753	216,084	235,949
Income tax provision	(80,261)	(71,489)	(82,554)
Income From Continuing Operations	170,492	144,595	153,395
Net Loss From Discontinued Operations	—	—	(771)
Net Income	$170,492	$144,595	$152,624

Basic Earnings (Loss) Per Share:
Income from continuing operations	$3.33	$2.82	$2.98
Net loss from discontinued operations	—	—	(0.02)
Basic earnings per share	3.33	2.82	2.97

Diluted Earnings (Loss) Per Share:
Income from continuing operations	$3.32	$2.80	$2.97
Net loss from discontinued operations	—	—	(0.01)
Diluted earnings per share	3.32	2.80	2.96

Cash Dividends Per Share	$1.00	$1.00	$1.00

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$170,492	$144,595	$152,624
Other Comprehensive Income:
Reclassification of loss on derivative instruments from other comprehensive income to net income, net of tax	1,110	1,591	1,319
Pension and postretirement benefit plans, net of tax:
Net actuarial gain (loss) loss arising during the year	15,221	(10,627)	(1,376)
Less reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	(1,899)	(2,330)	(2,327)
Amortization of net actuarial loss	3,653	3,371	3,361
Pension and postretirement benefit plans, net of tax	16,975	(9,586)	(342)
Unrealized (losses) gains on securities, net of tax:
Unrealized holding (losses) gains on securities arising during the year	(29)	165	13
Less reclassification of realized gains from other comprehensive income to net income	(241)	—	—
Unrealized (losses) gains on securities, net of tax	(270)	165	13
Unrealized foreign currency translation adjustment	939	(1,559)	1,816
Other Comprehensive Income (Loss), Net Of Tax	18,754	(9,389)	2,806
Comprehensive Income	$189,246	$135,206	$155,430

Related Tax (Expense) Benefit Of Other Comprehensive Income (Loss) Included In Above Amounts:
Reclassification of loss on derivative instruments from other other comprehensive income to net income	$(676)	$(951)	$(770)
Pension and postretirement benefit plans:
Net actuarial gain (loss) arising during the year	(15,589)	6,442	837
Less reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	1,157	1,413	1,416
Amortization of net actuarial loss	(2,226)	(2,044)	(2,045)
Pension and postretirement benefit plans	(16,658)	5,811	208
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the year	10	(65)	(6)
Less reclassification of realized gains from other comprehensive income to net income	86	—	—
Unrealized (losses) gains on securities	96	(65)	(6)
Total Net Tax (Expense) Benefit Included In Other Comprehensive Income (Loss)	$(17,238)	$4,795	$(568)
See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common shares(1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2009	$51,189	$58,071	$60,768	$(52,818)	$117,210
Net income	—	—	152,624	—	152,624
Cash dividends	—	—	(51,435)	—	(51,435)
Common shares issued	410	4,187	—	—	4,597
Tax impact of share-based awards	—	(677)	—	—	(677)
Common shares repurchased	(167)	(2,832)	—	—	(2,999)
Other common shares retired	(94)	(1,716)	—	—	(1,810)
Fair value of share-based compensation	—	5,882	—	—	5,882
Other comprehensive income (Note 15)	—	—	—	2,806	2,806
Balance, December 31, 2010	51,338	62,915	161,957	(50,012)	226,198
Net income	—	—	144,595	—	144,595
Cash dividends	—	—	(51,126)	—	(51,126)
Common shares issued	499	7,584	—	—	8,083
Common shares to be issued for Banker's Dashboard acquisition (Note 4)	—	4,300	—	—	4,300
Tax impact of share-based awards	—	112	—	—	112
Common shares repurchased	(940)	(22,680)	—	—	(23,620)
Other common shares retired	(71)	(1,758)	—	—	(1,829)
Fair value of share-based compensation	—	5,365	—	—	5,365
Other comprehensive loss (Note 15)	—	—	—	(9,389)	(9,389)
Balance, December 31, 2011	50,826	55,838	255,426	(59,401)	302,689
Net income	—	—	170,492	—	170,492
Cash dividends	—	—	(50,918)	—	(50,918)
Common shares issued	1,113	19,161	—	—	20,274
Tax impact of share-based awards	—	1,491	—	—	1,491
Common shares repurchased	(999)	(26,156)	—	—	(27,155)
Other common shares retired	(326)	(8,944)	—	—	(9,270)
Fair value of share-based compensation	—	6,578	—	—	6,578
Other comprehensive income (Note 15)	—	—	—	18,754	18,754
Balance, December 31, 2012	$50,614	$47,968	$375,000	$(40,647)	$432,935

(1) The par value of our common shares is $1.00 per share. See Note 15 for share information.

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$170,492	$144,595	$152,624
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	—	—	771
Depreciation	19,922	21,547	20,946
Amortization of intangibles	45,730	51,796	52,969
Asset impairment charge	—	1,196	—
Amortization of contract acquisition costs	17,110	16,659	19,745
Deferred income taxes	6,270	9,350	20,362
Employee share-based compensation expense	7,292	5,733	6,150
Loss on early debt extinguishment	5,258	6,995	—
Other non-cash items, net	9,371	10,612	12,802
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(2,915)	(6,648)	(3,962)
Inventories and supplies	(1,629)	(398)	(470)
Other current assets	(1,982)	(1,538)	1,864
Non-current assets	424	2,261	928
Accounts payable	228	3,460	(5,193)
Contract acquisition payments	(16,952)	(12,190)	(22,087)
Other accrued and non-current liabilities	(14,542)	(18,063)	(44,834)
Net cash provided by operating activities of continuing operations	244,077	235,367	212,615
Cash Flows From Investing Activities:
Purchases of capital assets	(35,193)	(35,506)	(43,932)
Payments for acquisitions, net of cash acquired	(34,172)	(85,641)	(98,621)
Payments on company-owned life insurance policies	—	(6,383)	—
Loans to distributors	(3,287)	(5,175)	—
Proceeds from company-owned life insurance policies	—	—	6,143
Proceeds from sale of facility	2,613	699	—
Other	1,526	221	240
Net cash used by investing activities of continuing operations	(68,513)	(131,785)	(136,170)
Cash Flows From Financing Activities:
Net payments on short-term debt	—	(7,000)	(19,000)
Payments on long-term debt, including costs of debt reacquisition	(288,938)	(215,030)	—
Proceeds from issuing long-term debt	200,000	200,000	—
Payments for debt issue costs	(4,504)	(3,513)	(2,361)
Change in book overdrafts	(2,600)	(136)	(693)
Proceeds from issuing shares under employee plans	12,320	7,671	3,267
Excess tax benefit from share-based employee awards	2,285	1,052	680
Payments for common shares repurchased	(27,155)	(23,620)	(2,999)
Cash dividends paid to shareholders	(50,918)	(51,126)	(51,435)
Net cash used by financing activities of continuing operations	(159,510)	(91,702)	(72,541)

Effect Of Exchange Rate Change On Cash	694	(576)	690

Net Change In Cash And Cash Equivalents	16,748	11,304	4,594
Cash And Cash Equivalents, Beginning Of Year	28,687	17,383	12,789
Cash And Cash Equivalents, End Of Year	$45,435	$28,687	$17,383

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

Foreign currency translation – The financial statements of our foreign subsidiaries are measured in the respective subsidiaries' functional currencies, primarily Canadian dollars, and are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the year. The resulting translation gains and losses are reflected in accumulated other comprehensive loss in the shareholders' equity section of our consolidated balance sheets. Foreign currency transaction gains and losses are recorded in other income (expense) in our consolidated statements of income.

Cash and cash equivalents – We consider all cash on hand and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value. As a result of our cash management system, checks issued by us but not presented to the banks for payment may create negative book cash balances. These book overdrafts are included in accounts payable and totaled $271 as of December 31, 2012 and $2,871 as of December 31, 2011.

Marketable securities – Marketable securities consist of a Canadian money market fund, which is classified as available for sale and is carried at fair value on the consolidated balance sheets. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method.

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

Funds held for customers – Our Canadian payroll services business collects funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients' employees and the appropriate taxing authorities. These funds, consisting of cash, mutual fund investments and an investment in a Canadian guaranteed investment certificate, are reported as funds held for customers in our consolidated balance sheets. The corresponding liability for these obligations is included in accrued liabilities in our consolidated balance sheets. The mutual fund investments and the Canadian guaranteed investment certificate are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in our consolidated balance sheets. Realized gains and losses are included in revenue in our consolidated statements of income. Realized gains recognized during 2012 were $327. Amounts recognized during 2011 and 2010 were not significant.

Long-term investments – Long-term investments consist primarily of cash surrender values of life insurance contracts. Additionally, long-term investments include an investment in domestic mutual funds with a fair value of $2,196 as of December 31, 2012 and $2,165 as of December 31, 2011. We have elected to account for this investment under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in SG&A expense in the consolidated statements of income. This investment corresponds to a liability under an officers' deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of income. The cost of securities sold is determined using the average cost method.

Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset's useful life or productive capabilities, are stated at historical cost. Buildings have been assigned lives of 40 years and machinery and equipment are generally assigned lives ranging from one year to 11 years, with a weighted-average life of 7.6 years as of December 31, 2012. Buildings, machinery and equipment are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Gains or losses resulting from the disposition of property, plant and equipment are included in SG&A expense in the consolidated statements of income, with the exception of building sales. Such gains and losses are reported separately in the consolidated statements of income.

Intangibles – Intangible assets are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from 1 year to 20 years, with a weighted-average life of 6.0 years as of December 31, 2012. Customer lists and distributor contracts are generally amortized using accelerated methods which reflect the pattern in which we receive the economic benefits of the asset. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events or circumstances warrant a revision to the remaining period of amortization. If our estimate of an asset's remaining useful life is revised, the remaining carrying amount of the asset is amortized prospectively over the revised remaining useful life. As of December 31, 2012, we held a trade name asset which has been assigned an indefinite useful life. As such, this asset is not amortized, but is subject to impairment testing on at least an annual basis. Gains or losses resulting from the disposition of intangibles are included in SG&A expense in the consolidated statements of income.

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

Impairment of long-lived assets and amortizable intangibles – We evaluate the recoverability of property, plant, equipment and amortizable intangibles not held for sale whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. As quoted market prices are not available for the majority of our assets, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

We evaluate the recoverability of property, plant, equipment and intangibles held for sale by comparing the asset's carrying amount with its fair value less costs to sell. Should the fair value less costs to sell be less than the carrying value of the long-lived asset, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset less costs to sell.

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

Due to the issuance in July 2012 of Accounting Standards Update (ASU) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, we had the option of first completing a qualitative annual impairment analysis for our indefinite-lived trade name during 2012. Instead, we elected to complete a quantitative impairment analysis. In completing the quantitative analysis, we compare the carrying amount of the asset to its estimated fair value. The estimate of fair value is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss would be recognized. The impairment loss is calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The impairment analyses completed during 2012, 2011 and 2010 indicated no impairment. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of this asset to determine whether events and circumstances continue to support an indefinite useful life. If we were to determine that the asset has a finite useful life, we would test it for impairment and then amortize its remaining carrying value over its estimated remaining useful life.

When completing our annual goodwill impairment analysis, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this qualitative assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step, quantitative impairment test is unnecessary. During 2012 and 2011, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned. We noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units. See Note 7 for further information regarding these qualitative analyses. As such, no impairment charges were recorded as a result of our 2012 or 2011 annual impairment analyses.

During 2010, a two-step quantitative approach was required to evaluate goodwill for impairment. First, we calculated the estimated fair value of each reporting unit to which goodwill was assigned and compared this estimated fair value to the carrying amount of its net assets. In calculating the estimated fair value, we used the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue for the next five years. We applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair values of our reporting units, we were required to estimate a number of factors, including projected future operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units' fair values was compared to our consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit's net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit's assets and liabilities, excluding goodwill, is estimated. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit's goodwill. We were not required to complete the second step of the goodwill impairment analysis for any of our reporting units, and no goodwill impairment charges were recorded during 2010.

Contract acquisition costs – We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs, which are essentially pre-paid product discounts, consist of cash payments or accruals related to amounts owed to financial institution clients by our Financial Services segment. Contract acquisition costs are amortized as reductions of revenue over the related contract term, generally on the straight-line basis. Currently, these amounts are being amortized over periods ranging from one year to 10 years, with a weighted-average life of 5.6 years as of December 31, 2012. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Should a financial institution cancel a contract prior to the agreement's termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets.

Advertising costs – Deferred advertising costs include materials, printing, labor and postage costs related to direct response advertising programs of our Direct Checks and Small Business Services segments. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, especially with regard to check re-orders which can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting our results of operations during the period in which the change occurred and in subsequent periods. Within our Direct Checks segment, approximately 83% of the costs of individual advertisements is expensed within six months of the advertisement. The deferred advertising costs of our Small Business Services segment are fully amortized within six months of the advertisement. Deferred advertising costs are included in other non-current assets in the consolidated balance sheets, as portions are amortized over periods in excess of one year.

Non-direct response advertising projects are expensed as incurred. Catalogs provided to financial institution clients of our Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense for continuing operations was $100,594 in 2012, $103,009 in 2011 and $93,527 in 2010.

Loans to distributors – Beginning in 2011, we made loans to certain of our Safeguard® distributors to allow them to purchase the operations of other small business distributors. These loans are included in other current assets and other non-current assets in the consolidated balance sheets. Interest is accrued at market interest rates. As of December 31, 2012 and December 31, 2011, we had no allowances for credit losses related to these receivables, and no amounts were past due.

Restructuring charges – Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals as, on some occasions, employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. Restructuring accruals are included in accrued liabilities and other non-current liabilities in our consolidated balance sheets. In addition to severance benefits, we also typically incur other costs related to restructuring activities including, but not limited to, employee and equipment moves, training and travel. These costs are expensed as incurred.

Litigation – We are party to legal actions and claims arising in the ordinary course of business. We record accruals for legal matters when the expected outcome of these matters is either known or considered probable and can be reasonably estimated. Our accruals do not include related legal and other costs expected to be incurred in defense of legal actions. Based upon information presently available, we believe that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on our annual results of operations, financial position or liquidity upon resolution.

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

We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically either in income or in shareholders' equity as a component of accumulated other comprehensive loss, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge and whether the hedge is effective. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portion of the change in the fair value of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive loss, net of tax. We classify the cash flows from derivative instruments that have been designated as fair value or cash flow hedges in the same category as the cash flows from the items being hedged. Changes in fair values of derivatives not qualifying as hedges and the ineffective portion of hedges are reported in income.

Revenue recognition – We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Our services, which account for the remainder of our revenue, consist primarily of web hosting and applications services, fraud prevention, search engine optimization and marketing, financial institution customer acquisition programs, and payroll services. We recognize these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting and applications services are deferred and recognized as revenue on the straight-line basis over the term of the customer relationship. Deferred revenue is included in accrued liabilities in our consolidated balance sheets.

Revenue includes amounts billed to customers for shipping and handling and pass-through costs, such as marketing materials for which our financial institution clients reimburse us. Costs incurred for shipping and handling and pass-through costs are reflected in cost of products sold. For sales with a right of return, we record a reserve for estimated sales returns based on significant historical experience.

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

Revenue is presented in the consolidated statements of income net of rebates, discounts, amortization of contract acquisition costs, and sales tax. We enter into contractual agreements with financial institution clients for rebates on certain products we sell. We record these amounts as reductions of revenue in the consolidated statements of income and as accrued liabilities in the consolidated balance sheets when the related revenue is recorded. At times we may also sell products at discounted prices or provide free products to customers when they purchase a specified product. Discounts are recorded as reductions of revenue when the related revenue is recorded. The cost of free products is recorded as cost of products sold when the revenue for the related order is recorded. Reported revenue for our Financial Services segment does not reflect the full retail price paid by end-consumers to their financial institutions. Revenue reflects the amounts paid to us by our financial institution clients.

Employee share-based compensation – Our share-based compensation consists of non-qualified stock options, restricted stock units, restricted stock and an employee stock purchase plan. The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model. The related compensation expense is recognized on the straight-line basis, net of estimated forfeitures, over the options' vesting periods. The fair value of restricted stock and a portion of our restricted stock unit awards is measured on the grant date based on the market value of our common stock. The related compensation expense, net of estimated forfeitures, is recognized over the applicable service period. Certain of our restricted stock unit awards may be settled in cash if an employee voluntarily chooses to leave the company. These awards are included in accrued liabilities in the consolidated balance sheets and are re-measured at fair value as of each balance sheet date. Compensation expense resulting from the 15% discount provided under our employee stock purchase plan is recognized over the purchase period of six months. Employee share-based compensation expense is included in total cost of revenue and in SG&A expense in our consolidated statements of income, based on the functional areas of the employees receiving the awards.

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

Comprehensive income – Comprehensive income includes charges and credits to shareholders' equity that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, gains and losses on derivative instruments, changes in the funded status and amortization of amounts related to our pension and postretirement benefit plans, unrealized gains and losses on available-for-sale marketable securities, and foreign currency translation adjustments. The items of comprehensive income, with the exception of net income, are included in accumulated other comprehensive loss in our consolidated balance sheets and statements of shareholders' equity.

Recently adopted accounting pronouncements – On January 1, 2012, we adopted ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income and its components in the statement of shareholders' equity. Also effective January 1, 2012, we adopted ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This standard temporarily defers a provision included in ASU No. 2011-05 which requires that reclassification adjustments from other comprehensive income to net income be presented by income statement caption. Our presentation of comprehensive income in these consolidated financial statements complies with these accounting standards.

On January 1, 2012, we adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRSs. The new guidance changes some fair value measurement principles and disclosure requirements. The changes in fair value measurement principles relate primarily to financial assets and did not affect the fair value measurements presented in this report. The fair value disclosures required by the new standard are presented in Note 7: Fair value measurements and in Note 12: Pension and other postretirement benefits.

Accounting pronouncements not yet adopted – In July 2012, the Financial Accounting Standards Board (FASB) issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this new guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the asset is impaired, then a quantitative assessment must be completed. This new standard is effective for us as of January 1, 2013. We had the option of adopting this standard early during the third quarter of 2012. Instead, we elected to complete a quantitative analysis of the fair value of our indefinite-lived trade name, which is described in Note 7: Fair value measurements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new standard is effective for us as of January 1, 2013. As such, we will begin including the required disclosures in our 2013 financial statements.

Note 2: Supplemental balance sheet and cash flow information

Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31:

	2012	2011
Trade accounts receivable – gross	$74,299	$73,030
Allowances for uncollectible accounts	(3,912)	(4,007)
Trade accounts receivable – net	$70,387	$69,023

Changes in the allowances for uncollectible accounts for the year ended December 31 were as follows:

	2012	2011	2010
Balance, beginning of year	$4,007	$4,130	$4,991
Bad debt expense	3,749	4,033	4,686
Write-offs, net of recoveries	(3,844)	(4,156)	(5,547)
Balance, end of year	$3,912	$4,007	$4,130

Inventories and supplies – Inventories and supplies were comprised of the following at December 31:

	2012	2011
Raw materials	$4,818	$5,566
Semi-finished goods	8,390	8,273
Finished goods	7,005	5,301
Supplies, primarily production	3,078	2,903
Inventories and supplies	$23,291	$22,043

Available-for-sale securities – Available-for-sale marketable securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	December 31, 2012
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$10,371	$—	$(115)	$10,256
Canadian guaranteed investment certificate	5,544	—	—	5,544
Available-for-sale securities (funds held for customers)(1)	15,915	—	(115)	15,800
Money market securities (cash equivalents)	9,350	—	—	9,350
Canadian money market fund (other current assets)	2,162	—	—	2,162
Total available-for-sale securities	$27,427	$—	$(115)	$27,312

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2012, also included cash of $27,340.

	December 31, 2011
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market securities	$3	$—	$—	$3
Canadian and provincial government securities	5,172	243	—	5,415
Available-for-sale securities (funds held for customers)(1)	5,175	243	—	5,418
Canadian money market fund (other current assets)	2,001	—	—	2,001
Total available-for-sale securities	$7,176	$243	$—	$7,419

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2011, also included cash of $38,976.

Expected maturities of available-for-sale securities as of December 31, 2012 were as follows:

Fair value
Due in one year or less	$17,159
Due in two to five years	3,230
Due in six to ten years	6,923
Total available-for-sale securities	$27,312

Further information regarding the fair value of available-for-sale marketable securities can be found in Note 7: Fair value measurements.

Property, plant and equipment – Property, plant and equipment was comprised of the following at December 31:

	2012			2011
	Gross carrying amount	Accumulated depreciation	Net carrying amount	Gross carrying amount	Accumulated depreciation	Net carrying amount
Land and improvements	$33,984	$(9,166)	$24,818	$33,970	$(8,848)	$25,122
Buildings and improvements	123,265	(73,403)	49,862	122,262	(69,619)	52,643
Machinery and equipment	305,520	(276,011)	29,509	310,021	(274,375)	35,646
Property, plant and equipment	$462,769	$(358,580)	$104,189	$466,253	$(352,842)	$113,411

Intangibles – Intangibles were comprised of the following at December 31:

	2012			2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	438,988	(376,111)	62,877	410,905	(345,145)	65,760
Trade names	68,561	(30,151)	38,410	67,661	(25,958)	41,703
Customer lists/relationships	58,735	(30,287)	28,448	52,542	(26,059)	26,483
Distributor contracts	30,900	(29,999)	901	30,900	(28,198)	2,702
Other	6,511	(5,530)	981	9,566	(7,975)	1,591
Amortizable intangibles	603,695	(472,078)	131,617	571,574	(433,335)	138,239
Intangibles	$622,795	$(472,078)	$150,717	$590,674	$(433,335)	$157,339

As of December 31, 2012, we held a distributor contract asset which was recorded in conjunction with the acquisition of New England Business Service, Inc. (NEBS) in 2004. This asset is being amortized over nine years and had a carrying value of $901 as of December 31, 2012 and $2,702 as of December 31, 2011. In general, the distributor contracts have an initial term of five years and may be renewed for successive periods of five years upon mutual agreement of both parties. At the time the fair value of the contracts was determined, an annual 90% contract retention rate was assumed based on historical experience. As of December 31, 2012, the average period remaining to the next contract renewal for our recognized distributor contracts was 2.2 years. Costs related to renewing or extending these contracts are not material and are expensed as incurred. We had no other intangible assets as of December 31, 2012 or 2011 which have legal, regulatory or contractual provisions that potentially limit our use of the asset.

Total amortization of intangibles was $45,730 in 2012, $51,796 in 2011 and $52,969 in 2010. Of these amounts, amortization of internal-use software was $30,982 in 2012, $31,562 in 2011 and $29,121 in 2010. Based on the intangibles in service as of December 31, 2012, estimated amortization expense for each of the next five years ending December 31 is as follows:

Estimated amortization expense
2013	$36,442
2014	24,361
2015	12,000
2016	7,731
2017	5,646

We acquire internal-use software in the normal course of business. In conjunction with acquisitions (Note 4), we also acquired certain other amortizable intangible assets. The following intangible assets were acquired during the years ended December 31:

	2012		2011		2010
	Amount	Weighted-average amortization period (in years)	Amount	Weighted-average amortization period (in years)	Amount	Weighted-average amortization period (in years)
Internal-use software	$28,097	4	$33,169	4	$36,442	4
Customer lists/relationships	10,200	9	12,600	8	16,690	1
Trade names	900	5	8,300	9	9,100	10
Other	—	—	1,000	4	—	—
Acquired intangibles	$39,197	5	$55,069	6	$62,232	4

Intangible assets acquired via the acquisition of small business distributors, as described in Note 4, are not included in the table above as the assets are typically sold to Safeguard distributors shortly after their purchase and thus, they are classified as assets held for sale upon purchase.

Goodwill – Changes in goodwill by reportable segment and in total were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2010:
Goodwill, gross	$596,534	$897	$148,506	$745,937
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	576,534	897	148,506	725,937
Acquisition of Banker's Dashboard (Note 4)	—	26,281	—	26,281
Acquisition of PsPrint (Note 4)	24,826	—	—	24,826
Currency translation adjustment	(46)	—	—	(46)
Balance, December 31, 2011:
Goodwill, gross	621,314	27,178	148,506	796,998
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	601,314	27,178	148,506	776,998
Acquisition of OrangeSoda, Inc. (Note 4)	12,580	—	—	12,580
Currency translation adjustment	58	—	—	58
Balance, December 31, 2012:
Goodwill, gross	633,952	27,178	148,506	809,636
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$613,952	$27,178	$148,506	$789,636

Other non-current assets – Other non-current assets were comprised of the following at December 31:

	2012	2011
Contract acquisition costs	$43,036	$55,076
Loans and notes receivable from distributors	18,162	11,148
Deferred advertising costs	13,783	15,599
Other	23,644	18,775
Other non-current assets	$98,625	$100,598

Changes in contract acquisition costs were as follows for the years ended December 31:

	2012	2011	2010
Balance, beginning of year	$55,076	$57,476	$45,701
Additions(1)	5,543	14,624	31,520
Amortization	(17,110)	(16,659)	(19,745)
Other	(473)	(365)	—
Balance, end of year	$43,036	$55,076	$57,476

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $16,952 for 2012, $12,190 for 2011 and $22,087 for 2010.

Accrued liabilities – Accrued liabilities were comprised of the following at December 31:

	2012	2011
Funds held for customers	$42,460	$43,829
Employee profit sharing/cash bonus	40,670	23,783
Customer rebates	22,164	20,969
Interest	8,465	8,760
Wages, including vacation	7,364	4,995
Restructuring due within one year (Note 8)	4,507	5,946
Contract acquisition costs due within one year	3,820	13,070
Other	25,553	28,746
Accrued liabilities	$155,003	$150,098

Other non-current liabilities – Other non-current liabilities were comprised of the following at December 31:

	2012	2011
Environmental matters	$6,874	$6,524
Contract acquisition costs	4,945	7,455
Pension and postretirement benefit plans	3,548	48,859
Other	16,300	16,977
Other non-current liabilities	$31,667	$79,815

Supplemental cash flow disclosures – Cash payments for interest and income taxes were as follows for the years ended December 31:

	2012	2011	2010
Interest paid	$46,514	$42,542	$44,054
Income taxes paid	83,875	60,861	70,246

Note 3: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	2012	2011	2010
Earnings per share – basic:
Income from continuing operations	$170,492	$144,595	$153,395
Income allocated to participating securities	(1,161)	(823)	(804)
Income available to common shareholders	$169,331	$143,772	$152,591
Weighted-average shares outstanding	50,775	51,036	51,123
Earnings per share – basic	$3.33	$2.82	$2.98

Earnings per share – diluted:
Income from continuing operations	$170,492	$144,595	$153,395
Income allocated to participating securities	(1,156)	(586)	(802)
Re-measurement of share-based awards classified as liabilities	123	(20)	79
Income available to common shareholders	$169,459	$143,989	$152,672
Weighted-average shares outstanding	50,775	51,036	51,123
Dilutive impact of potential common shares	301	379	202
Weighted-average shares and potential common shares outstanding	51,076	51,415	51,325
Earnings per share – diluted	$3.32	$2.80	$2.97

Antidilutive options excluded from calculation	470	1,835	2,324

Earnings per share for continuing operations, discontinued operations and net income, as presented on the consolidated statements of income, are calculated individually and may not sum due to rounding differences.

Note 4: Acquisitions

2012 acquisitions – In May 2012, we acquired all of the outstanding capital stock of OrangeSoda, Inc., a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses, in a cash transaction for $26,707, net of cash acquired. We funded the acquisition with cash on hand. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $12,580 as we expect to accelerate revenue growth in marketing solutions and other services by combining our capabilities with OrangeSoda's solutions, tools, platform and market presence. Transaction costs related to this acquisition were expensed as incurred and were not significant to the 2012 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

Intangible assets acquired in the OrangeSoda acquisition consisted primarily of customer relationships with an aggregate value of $10,200 and a weighted-average useful life of nine years, internal-use software valued at $3,300 with a useful life of five years, and a trade name valued at $900 with a useful life of five years. The customer relationships are being amortized in proportion to the related expected cash flows, and the software and trade name are being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7.

During 2012, we acquired the operations of several small business distributors for aggregate cash payments of $7,465. The assets acquired consisted primarily of customer lists which we then sold to our Safeguard distributors. We entered into notes receivable upon the sale of the assets, and we recognized a net gain of $1,119 on these dispositions, which is included in SG&A expense in our 2012 consolidated statement of income. Proceeds collected from these notes receivable are included in other investing activities in our consolidated statements of cash flows. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7.

2011 acquisitions – During April 2011, we acquired substantially all of the assets of Banker's Dashboard, LLC, for $39,700, comprised of $35,000 of cash and $4,700 of shares of our common stock plus related dividend equivalent payments. We funded the cash portion of the purchase price with cash on hand and a draw on our credit facility. The common stock amount represents the fair value of 193 shares that we will issue to the previous owners of Banker's Dashboard at a future date, and which has been recorded as a component of additional paid-in capital in the consolidated balance sheet. The shares will be issued four years after the closing of the acquisition. The shares could potentially be issued two years after the closing of the transaction, depending on the retention of certain Banker's Dashboard employees. Banker's Dashboard provides online financial management tools that provide banks with a comprehensive daily view of their financial picture. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $26,281, which is tax deductible. This acquisition resulted in goodwill as it extends the range of products and services we offer to our financial institution clients. Transaction costs related to this acquisition were expensed as incurred and were not significant to our 2011 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Financial Services segment.

Intangible assets acquired in the Banker's Dashboard acquisition consisted primarily of a customer list valued at $9,300 with a useful life of nine years and a trade name valued at $2,200 with a useful life of eight years. The customer list is being amortized in proportion to the related expected cash flows, and the trade name is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7.

During July 2011, we acquired substantially all of the assets of PsPrint, LLC for cash of $45,486, net of cash acquired, which we funded with a draw on our credit facility. PsPrint is a web-to-print solutions company that provides online print marketing and promotional services for small businesses. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $24,826, which is tax deductible. This acquisition resulted in goodwill as it is expected to accelerate one of our key platforms for growth by combining PsPrint's capabilities and technology with our market presence. Transaction costs related to this acquisition were expensed as incurred and were not significant to our 2011 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

Intangible assets acquired in the PsPrint acquisition included internal-use software valued at $9,050 with a useful life of five years, a trade name valued at $6,100 with a useful life of 10 years, and a customer list valued at $3,300 with a useful life of six years. The customer list is being amortized in proportion to the related expected cash flows, and the software and trade name are being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7.

During 2011, we acquired the operations of several small business distributors for aggregate cash payments of $5,155. The assets acquired consisted primarily of customer lists, which we then sold to our Safeguard distributors, realizing insignificant net gains on the sales. In most cases, we entered into a note receivable upon the sale of the assets to the distributors. Proceeds collected from these notes receivable are included in other investing activities in our consolidated statements of cash flows. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7.

2010 acquisitions – During April 2010, we acquired all of the outstanding stock of Custom Direct, Inc. (Custom Direct), a provider of direct-to-consumer checks, in a cash transaction for $97,921, net of cash acquired. We funded the acquisition with our credit facility. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $66,269. This acquisition resulted in the recognition of goodwill as we expected Custom Direct to contribute to our strategy of optimizing cash flows in our Direct Checks segment. Transaction costs related to this acquisition were expensed as incurred and were not significant to our 2010 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Direct Checks segment.

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

Intangible assets acquired in the Custom Direct acquisition included a customer list valued at $15,000 with a useful life of one year, internal-use software valued at $12,587 with a weighted-average useful life of five years, and trade names valued at $8,900 with a useful life of 10 years. The customer list is being amortized in proportion to the related expected cash flows, and the software and trade name are being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7.

During March 2010, we purchased substantially all of the assets of Cornerstone Customer Solutions, LLC (Cornerstone) in a cash transaction for $700. Cornerstone is a full-service marketing solutions provider specializing in the development and execution of analytics-driven direct marketing programs. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $897, which is tax deductible. This acquisition resulted in the recognition of goodwill as we are offering these strategic and tactical marketing solutions to our financial institution clients. Transaction costs related to this acquisition were expensed as incurred and were not significant to our 2010 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Financial Services segment.

As our acquisitions were immaterial to our operating results both individually and in the aggregate in the year of the acquisitions, pro forma results of operations are not provided.

Note 5: Assets held for sale and discontinued operations

Assets held for sale – Assets held for sale as of December 31, 2012 consisted of the operations of a distributor which we purchased in December 2012. The assets purchased consisted primarily of a customer list. We are actively marketing the assets and anticipate completing a sale within the next several months.

Assets held for sale as of December 31, 2011 consisted of our facility located in Thorofare, New Jersey, which was closed in April 2009. This facility previously housed both manufacturing operations and a customer call center. During 2011, we recorded an asset impairment charge of $1,196 related to this location, based on current market conditions and ongoing negotiations for the sale of the facility. During 2012, we sold this facility for net cash proceeds of $2,613, realizing a net pre-tax loss of $128.

During 2011, we sold our facility located in Greensboro, North Carolina. This facility was closed in July 2009 and previously housed manufacturing operations. The facility was sold for net cash proceeds of $699, realizing a pre-tax gain of $110.

Discontinued operations – Discontinued operations consisted of our retail packaging and signage business, which we sold during 2009. The loss on disposal recorded in 2010 related to the finalization of purchase consideration. There were no discontinued operations in 2012 or 2011.

Loss from discontinued operations was as follows for the year ended December 31:

2010
Loss on disposal	$(1,244)
Income tax benefit	473
Net loss from discontinued operations	$(771)

Note 6: Derivative financial instruments

Fair value hedges – We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. The interest rate swaps related to our long-term debt due in 2020 meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and the related long-term debt are equal. The short-cut method is not being used for our other interest rate swaps. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Information regarding hedge ineffectiveness in each period is presented in Note 7.

Information regarding interest rate swaps as of December 31, 2012 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$3,858	$3,370	Other non-current assets
Fair value hedge related to long-term debt due in 2020	200,000	(4,189)	(4,189)	Other non-current liabilities
Total fair value hedges	$398,000	$(331)	$(819)

Information regarding interest rate swaps as of December 31, 2011 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2012	$84,847	$1,309	$780	Other current assets
Fair value hedge related to long-term debt due in 2014	198,000	3,230	2,788	Other non-current assets
Total fair value hedges	$282,847	$4,539	$3,568

During the first quarter of 2011, we retired a portion of our long-term debt due in 2012 (Note 13). In conjunction with this debt retirement, we settled a portion of the interest rate swaps and received cash payments of $2,548. Interest rate swaps remaining after the settlement were redesignated as fair value hedges during March 2011. In conjunction with the debt retirement, we recognized $3,094 of the fair value adjustment to the hedged debt, decreasing the loss on early debt extinguishment. The $1,355 remaining fair value adjustment to the hedged debt as of the date hedge accounting was discontinued was recorded as a decrease to interest expense over the term of the remaining debt.

Cash flow hedges – During 2002, we entered into forward interest rate lock agreements to effectively hedge the annual interest rate on a portion of the notes issued in December 2002 (Note 13). The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4,026. The loss is reflected, net of tax, in accumulated other comprehensive loss in our December 31, 2011 consolidated balance sheet, and was reclassified ratably to our statements of income as an increase to interest expense over the term of the related debt. These notes matured in December 2012.

During 2004, we entered into forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the debt we issued in October 2004 (Note 13). The termination of the lock agreements in 2004 yielded a deferred pre-tax loss of $17,877. This loss is reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheets and is being reclassified ratably to our statements of income as an increase to interest expense over the term of the related debt. We expect to recognize $1,648 of the deferred pre-tax losses in interest expense during 2013.

Note 7: Fair value measurements

Asset impairment analyses – We evaluate the carrying value of goodwill and our indefinite-lived trade name as of July 31 of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Our policy on impairment of non-amortizable intangibles and goodwill in Note 1 explains our methodology for assessing impairment of these assets.

In completing our 2012 and 2011 annual goodwill impairment analyses, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned. These qualitative analyses evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010 in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43,000 and $546,000, or by amounts between 55% and 442% above the carrying values of their net assets. In completing our qualitative analysis, we noted no changes in events or circumstances which would require us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units. The 2012 annual impairment analysis of our indefinite-lived trade name indicated that the calculated fair value of the asset exceeded its carrying value of $19,100 by approximately $29,000.

In the fourth quarter of 2011, we recorded an asset impairment charge of $1,196 related to our Thorofare, New Jersey facility, which was classified as assets held for sale in our December 31, 2011 consolidated balance sheet. The impairment charge was determined based on current market conditions and ongoing negotiations for the sale of this facility. During 2012, we sold this facility for net cash proceeds of $2,613, realizing a net pre-tax loss of $128.

Information regarding this nonrecurring fair value measurement completed during 2011 was as follows:

		Fair value measurements using
	Fair value as of measurement date	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Impairment charge
		(Level 1)	(Level 2)	(Level 3)
Assets held for sale	$2,741	$—	$2,741	$—	$1,196

2012 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during 2012 (Note 4) were comprised primarily of customer relationships, internal-use software and a trade name associated with the acquisition of OrangeSoda, Inc. The fair value of the customer relationships was estimated using the multi-period excess earnings method and the cost method. Assumptions used in these calculations included same-customer revenue growth rates, management's estimates of the costs to obtain and retain customers, and estimated annual customer retention rates based on the acquiree's historical information. The aggregate calculated fair value of the customer relationships was $10,200. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software was $3,300. The fair value of the trade name was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for the acquired operations. The calculated fair value of the trade name was $900.

In addition to the OrangeSoda acquisition, we also acquired the operations of several small business distributors during 2012 for aggregate cash payments of $7,465. The assets acquired consisted primarily of the distributors' customer lists which we then sold to our Safeguard distributors. As such, the fair value of the acquired customer lists equaled the amount we paid for the assets based on the net present value of estimated future cash flows expected to be generated via the acquired customer lists. These assets are typically sold shortly after their purchase and thus, are not amortized.

2011 acquisitions – The identifiable net assets acquired during 2011 (Note 4) were comprised primarily of customer lists, internal-use software and trade names. The fair value of the customer lists was estimated using valuation techniques including the multi-period excess earnings method. Assumptions used in these calculations included same-customer revenue growth rates and estimated annual customer retention rates. Customer retention rates were based on the acquirees' historical information, as well as management's estimates of the costs to obtain and retain customers. The aggregate calculated fair value of the customer lists acquired in the Banker's Dashboard and PsPrint acquisitions was $12,600. The fair value of the internal-use software was estimated, in part, using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. In addition, the fair value of a portion of the internal-use software was estimated using the actual cost of the software adjusted for obsolescence. The calculated fair value of the internal-use software was $9,050. The fair value of the trade names was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade names. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for the acquired operations. The aggregate calculated fair value of the trade names was $8,300.

In conjunction with the acquisition of Banker's Dashboard in April 2011, we will be issuing 193 shares of our common stock at a later date. The fair value of this consideration was determined as the fair value of our common stock on the date of the acquisition, discounted to reflect the restrictions which prohibit the trade or transfer of the stock until the date of issuance. The estimated fair value of the stock consideration was $4,300, which was recorded in additional paid-in capital on the consolidated balance sheet.

We also acquired the operations of several small business distributors during 2011 for aggregate cash payments of $5,155. The assets acquired consisted primarily of the distributors' customer lists which we then sold to our Safeguard distributors. As such, the fair value of the acquired customer lists equaled the amount we paid for the assets based on the net present value of estimated future cash flows expected to be generated via the acquired customer lists. These assets are typically sold shortly after their purchase and thus, are not amortized.

2010 acquisitions – The identifiable net assets acquired during 2010 (Note 4) were comprised primarily of a customer list, internal-use software and trade names related to the acquisition of Custom Direct. The fair value of the customer list was estimated using the multi-period excess earnings method. Assumptions used in this calculation included a same-customer revenue growth rate and an estimated annual customer retention rate. The customer retention rate was based on estimated re-order rates, as well as management's estimates of the costs to obtain and retain customers. The calculated fair value of the customer list was $15,000. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software was $12,587. The fair value of the trade names was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade names. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for Custom Direct's operations. The calculated fair value of the trade names was $8,900.

Recurring fair value measurements – Cash and cash equivalents as of December 31, 2012 included available-for-sale marketable securities (Note 2). These securities consist of an investment in a money market fund which is traded in active markets. As such, the fair value of the securities is determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during 2012.

Funds held for customers include available-for-sale marketable securities (Note 2). These securities consist primarily of a mutual fund investment which invests in Canadian and provincial government securities, as well as an investment in a six-month Canadian guaranteed investment certificate (GIC). The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC approximates cost due to its relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of income. Realized gains recognized during 2012 were $327. Amounts recognized during 2011 and 2010 were not significant.

Other current assets include available-for-sale marketable securities (Note 2). These securities consist of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during 2012, 2011 or 2010.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments on the consolidated balance sheets. Information regarding the accounting for this investment is provided in our long-term investments policy in Note 1. Net unrealized gains recognized during 2011 and realized gains recognized during 2012, 2011 and 2010 were not significant. We recognized net unrealized gains on the investment in mutual funds of $161 during 2012 and $196 during 2010.

The fair value of interest rate swaps (Note 6) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate. The interest rate swaps related to our long-term debt due in 2020 meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and the related long-term debt are equal. The short-cut method is not being used for our other interest rate swaps. Changes in the fair value of the interest rate swaps, as well as changes in the fair value of the hedged debt, are included in interest expense in the consolidated statements of income and were as follows:

	2012	2011	2010
(Loss) gain from derivatives	$(4,871)	$2,220	$5,608
Gain (loss) from change in fair value of hedged debt	3,645	(2,395)	(5,133)
Net (increase) decrease in interest expense	$(1,226)	$(175)	$475

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of December 31, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$9,350	$9,350	$—	$—
Available-for-sale marketable securities (funds held for customers)	15,800	—	15,800	$—
Available-for-sale marketable securities (other current assets)	2,162	—	2,162	—
Long-term investment in mutual funds	2,196	2,196	—	—
Derivative assets	3,858	—	3,858	—
Derivative liabilities	(4,189)	—	(4,189)	—

		Fair value measurements using
	Fair value as of December 31, 2011	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$5,418	$—	$5,418	$—
Available-for-sale marketable securities (other current assets)	2,001	—	2,001	—
Long-term investment in mutual funds	2,165	2,165	—	—
Derivative assets	4,539	—	4,539	—

Fair value measurements of other financial instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.

Cash, excluding cash equivalents, and cash included within funds held for customers – The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.

Loans and notes receivable from distributors – We have receivables for loans made to our Safeguard distributors. In addition, during 2012 and 2011, we acquired the operations of several small business distributors which we then sold to our Safeguard distributors. In most cases, we entered into notes receivable upon the sale of the assets to the distributors. The fair value of these loans and notes receivables is calculated as the present value of expected future cash flows, discounted using an estimated interest rate based on published bond yields for companies of similar risk.

Long-term debt – For those notes traded in an active market, the fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market. As of December 31, 2012, our long-term debt issued in November 2012 was not traded in an active market, and as of December 31, 2011, our long-term debt issued in March 2011 was not traded in an active market. As such, these fair values were determined by means of a pricing model utilizing readily observable market interest rates and data from trades executed by institutional investors. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	December 31, 2012		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$36,085	$36,085	$36,085	$—	$—
Cash (funds held for customers)	27,340	27,340	27,340	—	—
Loans and notes receivable from distributors	19,843	19,170	—	—	19,170
Long-term debt	652,581	676,859	481,048	195,811	—

			Fair value measurements using
	December 31, 2011		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$28,687	$28,687	$28,687	$—	$—
Cash (funds held for customers)	38,976	38,976	38,976	—	—
Loans and notes receivable from distributors	12,009	10,685	—	—	10,685
Long-term debt, including portion due within one year	741,706	738,157	544,657	193,500	—

Note 8: Restructuring charges

Net restructuring charges for the years ended December 31 consisted of the following components:

	2012	2011	2010
Severance accruals	$7,619	$8,826	$9,331
Severance reversals	(1,862)	(1,737)	(2,398)
Operating lease obligations	396	52	933
Operating lease obligations reversals	—	(6)	(380)
Net restructuring accruals	6,153	7,135	7,486
Other costs	4,581	6,586	2,841
Net restructuring charges	$10,734	$13,721	$10,327

The net restructuring charges for the years ended December 31 are reflected in the consolidated statements of income as follows:

	2012	2011	2010
Cost of revenue	$2,808	$1,978	$2,356
Operating expenses	7,926	11,743	7,971
Net restructuring charges	$10,734	$13,721	$10,327

2012 restructuring charges – During 2012, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, including the closing of two customer call centers during the third quarter of 2012 and two printing facilities during the fourth quarter of 2012. The restructuring accruals included severance benefits for approximately 395 employees. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. The majority of the employee reductions are expected to be completed by mid-2013, and we expect most of the related severance payments to be paid by the end of 2013, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through February 2015. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

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

2010 restructuring charges – During 2010, the net restructuring accruals included severance charges related to employee reductions in various functional areas, primarily fulfillment, sales and marketing, as we continued our cost reduction initiatives, as well as actions related to our integration of Custom Direct (Note 4). Net restructuring accruals also included operating lease obligations on facilities vacated during 2010. The restructuring accruals included severance benefits for approximately 470 employees. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $4,650 as of December 31, 2012 are reflected in the consolidated balance sheet as accrued liabilities of $4,507 and other non-current liabilities of $143. Restructuring accruals of $6,032 as of December 31, 2011 are reflected in the consolidated balance sheet as accrued liabilities of $5,946 and other non-current liabilities of $86. As of December 31, 2012, approximately 75 employees had not yet started to receive severance benefits.

Accruals for our restructuring initiatives, summarized by year, were as follows:

	2007/2008 initiatives	2009 initiatives	2010 initiatives	2011 initiatives	2012 initiatives	Total
Balance, December 31, 2009	$2,239	$9,253	$—	$—	$—	$11,492
Restructuring charges	525	99	9,640	—	—	10,264
Restructuring reversals	(1,049)	(1,465)	(264)	—	—	(2,778)
Payments	(1,598)	(7,235)	(3,347)	—	—	(12,180)
Balance, December 31, 2010	117	652	6,029	—	—	6,798
Restructuring charges	—	9	75	8,794	—	8,878
Restructuring reversals	(17)	(57)	(1,058)	(611)	—	(1,743)
Payments	(100)	(420)	(4,265)	(3,116)	—	(7,901)
Balance, December 31, 2011	—	184	781	5,067	—	6,032
Restructuring charges	—	11	15	281	7,708	8,015
Restructuring reversals	—	(2)	(226)	(1,105)	(529)	(1,862)
Payments	—	(193)	(485)	(4,222)	(2,635)	(7,535)
Balance, December 31, 2012	$—	$—	$85	$21	$4,544	$4,650
Cumulative amounts:
Restructuring charges	$34,726	$11,035	$9,730	$9,075	$7,708	$72,274
Restructuring reversals	(7,390)	(1,672)	(1,548)	(1,716)	(529)	(12,855)
Payments	(27,336)	(9,363)	(8,097)	(7,338)	(2,635)	(54,769)
Balance, December 31, 2012	$—	$—	$85	$21	$4,544	$4,650

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Direct Checks	Total
Balance, December 31, 2009	$4,745	$1,053	$116	$4,781	$797	$—	$11,492
Restructuring charges	1,807	2,134	2,344	3,046	424	509	10,264
Restructuring reversals	(875)	(206)	(116)	(1,201)	(380)	—	(2,778)
Payments	(4,429)	(1,027)	(2,092)	(4,010)	(605)	(17)	(12,180)
Balance, December 31, 2010	1,248	1,954	252	2,616	236	492	6,798
Restructuring charges	1,897	2,640	823	3,466	52	—	8,878
Restructuring reversals	(767)	(517)	(76)	(377)	(6)	—	(1,743)
Inter-segment transfer	125	234	2	(361)	—	—	—
Payments	(1,616)	(2,914)	(257)	(2,697)	(213)	(204)	(7,901)
Balance, December 31, 2011	887	1,397	744	2,647	69	288	6,032
Restructuring charges	2,485	1,331	166	3,637	278	118	8,015
Restructuring reversals	(422)	(227)	(136)	(1,077)	—	—	(1,862)
Inter-segment transfer	184	(184)	(40)	40	—	—	—
Payments	(2,491)	(1,227)	(690)	(2,775)	(96)	(256)	(7,535)
Balance, December 31, 2012	$643	$1,090	$44	$2,472	$251	$150	$4,650
Cumulative amounts(2):
Restructuring charges	$21,053	$11,796	$3,808	$32,850	$2,140	$627	$72,274
Restructuring reversals	(3,439)	(2,063)	(337)	(6,617)	(399)	—	(12,855)
Inter-segment transfer	1,861	789	23	(2,673)	—	—	—
Payments	(18,832)	(9,432)	(3,450)	(21,088)	(1,490)	(477)	(54,769)
Balance, December 31, 2012	$643	$1,090	$44	$2,472	$251	$150	$4,650

(1) As discussed in Note 16: Business segment information, corporate costs are allocated to our business segments. As such, the net corporate restructuring charges are reflected in the business segment operating income presented in Note 16 in accordance with our allocation methodology.

(2) Includes accruals related to our cost reduction initiatives for 2007 through 2012.

Note 9: Income tax provision

Income from continuing operations before income taxes was comprised of the following for the years ended December 31:

	2012	2011	2010
United States	$237,450	$199,429	$225,112
Foreign	13,303	16,655	10,837
Income before income taxes	$250,753	$216,084	$235,949

The components of the income tax provision for continuing operations were as follows for the years ended December 31:

	2012	2011	2010
Current tax provision:
Federal	$66,178	$49,702	$49,909
State	6,276	9,168	8,424
Foreign	1,537	3,269	3,859
Total current tax provision	73,991	62,139	62,192
Deferred tax provision:
Federal	6,799	9,158	16,844
State	735	1,094	1,580
Foreign	(1,264)	(902)	1,938
Total deferred tax provision	6,270	9,350	20,362
Income tax provision	$80,261	$71,489	$82,554

The effective tax rate on pre-tax income from continuing operations reconciles to the U.S. federal statutory tax rate of 35% for the years ended December 31 as follows:

	2012	2011	2010
Income tax at federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal income tax benefit	2.5%	2.8%	2.8%
Change in unrecognized tax benefits, including interest and penalties	—	0.5%	(1.3%)
Qualified production activities deduction	(2.6%)	(2.4%)	(2.4%)
Receivables for prior year tax returns(1)	(0.7%)	(0.8%)	—
Impact of health care legislation on deferred income taxes	(0.4%)	(1.2%)	1.7%
Other	(1.8%)	(0.8%)	(0.8%)
Income tax provision	32.0%	33.1%	35.0%
(1) Relates to amendments to prior year tax returns claiming refunds primarily associated with state tax returns in 2012 and foreign tax returns in 2011.

Our income tax provision for 2010 included a $4,063 charge resulting from the Health Care and Education Reconciliation Act of 2010, which was signed into law in March 2010 and requires that certain tax deductions after 2012 be reduced by the amount of Medicare Part D subsidy payments. Prior to this law change, the subsidy was to be disregarded in all future years when computing tax deductions. This resulted in a reduction in the deferred tax asset associated with our postretirement benefit plan. During 2012 and 2011, our income tax provision was reduced $949 and $2,539, respectively, by actions taken to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidy payments.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties and the federal benefit of deductible state income tax, is as follows:

Unrecognized tax benefits
Balance, December 31, 2009	$7,978
Additions for tax positions of current year	641
Additions for tax positions of prior years	1,406
Fair value of acquired tax positions	1,069
Reductions for tax positions of prior years	(2,634)
Settlements	(640)
Lapse of statutes of limitations	(1,282)
Balance, December 31, 2010	6,538
Additions for tax positions of current year	510
Additions for tax positions of prior years	1,646
Reductions for tax positions of prior years	(219)
Settlements	(1,507)
Lapse of statutes of limitations	(732)
Balance, December 31, 2011	6,236
Additions for tax positions of current year	364
Additions for tax positions of prior years	2,793
Reductions for tax positions of prior years	(2,976)
Settlements	(416)
Lapse of statutes of limitations	(382)
Balance, December 31, 2012	$5,619

If the unrecognized tax benefits as of December 31, 2012 were recognized in our consolidated financial statements, $5,619 would positively affect income tax expense and our related effective tax rate. Accruals for interest and penalties, excluding the tax benefits of deductible interest, were $1,164 as of December 31, 2012 and $1,497 as of December 31, 2011. Our income tax provision included a credit for interest and penalties of $152 in 2012 and $837 in 2010 and expense for interest and penalties of $639 in 2011. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $3,600 to an increase of $1,100 as we attempt to settle certain federal and state tax matters or as federal and state statutes of limitations expire.

The statute of limitations for federal tax assessments for 2006 and prior years has closed. Our federal income tax returns through 2009 have been audited by the IRS, and our returns for 2010 through 2012 remain subject to IRS examination. In general, income tax returns for the years 2008 through 2012 remain subject to examination by foreign, state and city tax jurisdictions. In the event that we have determined not to file income tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

Tax-effected temporary differences which gave rise to deferred tax assets and liabilities as of December 31 were as follows:

	2012		2011
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Goodwill	$—	$46,991	$—	$40,761
Intangible assets	—	30,376	—	28,831
Deferred advertising costs	—	5,080	—	5,769
Early extinguishment of debt (Note 13)	—	3,788	—	3,775
Property, plant and equipment	—	3,183	—	6,080
Employee benefit plans	10,170	—	29,776	—
Net operating loss and capital loss carryforwards	7,609	—	5,217	—
Reserves and accruals	5,992	—	6,574	—
Inventories	2,967	—	2,800	—
Federal benefit of state uncertain tax positions	2,311	—	1,776	—
Interest rate lock agreements (Note 6)	1,092	—	1,751	—
All other	1,718	5,664	1,731	4,558
Total deferred taxes	31,859	95,082	49,625	89,774
Valuation allowances	(2,575)	—	(2,442)	—
Net deferred taxes	$29,284	$95,082	$47,183	$89,774

The valuation allowances as of December 31, 2012 and December 31, 2011 related primarily to capital loss carryforwards in Canada and net operating loss carryforwards in Ireland which we do not expect to fully realize.

As of December 31, 2012, undistributed earnings of our Canadian subsidiary companies totaled approximately $72,000. We intend to indefinitely reinvest these undistributed earnings outside of the U.S. and, therefore, no U.S. deferred income taxes have been recognized on these earnings. We would only repatriate these earnings if it were tax effective to do so. If all or a portion of these earnings were to be distributed by dividend or loan, or upon sale of Canadian subsidiary company stock to a third party, our related U.S. income tax liability may be reduced by Canadian income taxes paid on those earnings. Our ability to reduce the related U.S. income tax liability using foreign tax credits is hampered by a tax attribute acquired with New England Business Service, Inc. in 2004. Determination of the amount of the unrecognized U.S. deferred income tax liability related to book-tax basis differences, primarily these undistributed foreign earnings, is not practical as the assumed timing of any distribution impacts the amount of the liability. As of December 31, 2012, the amount of cash, cash equivalents and marketable securities held by our Canadian subsidiaries was $33,029.

As of December 31, 2012, we had the following net operating loss and capital loss carryforwards:

•	Federal net operating loss carryforwards of $11,061 which expire at various dates between 2028 and 2032;

•	Capital loss carryforwards of $6,485 in Canada which do not expire;

•	State net operating loss carryforwards of $24,556 which expire at various dates up to 2032; and

•	Net operating loss carryforwards of $4,873 in Ireland which do not expire.

Note 10: Share-based compensation plans

Our employee share-based compensation plans consist of our employee stock purchase plan and our long-term incentive plan. Effective May 2, 2012, our shareholders approved the Deluxe Corporation 2012 Long-Term Incentive Plan, simultaneously terminating our previous plan. Under this plan, 5,000 shares of common stock plus any shares released as a result of the forfeiture or termination of awards issued under our prior plans are reserved for issuance, with 4,928 shares remaining available for issuance as of December 31, 2012. Full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.23, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.23. We currently have non-qualified stock options, restricted stock units and restricted share awards outstanding under our current and previous plans. See the employee share-based compensation policy in Note 1 for our policies regarding the recognition of compensation expense for employee share-based awards.

The following amounts were recognized in our consolidated statements of income for the years ended December 31 for share-based compensation awards:

	2012	2011	2010
Stock options	$4,681	$3,633	$2,967
Restricted shares and restricted stock units	2,323	1,799	2,866
Employee stock purchase plan	288	301	317
Total share-based compensation expense	$7,292	$5,733	$6,150
Income tax benefit	$(2,439)	$(1,930)	$(2,123)

As of December 31, 2012, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $6,378, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.6 years.

Non-qualified stock options – All options allow for the purchase of shares of common stock at prices equal to the stock's market value at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to seven years following the date of grant. In the case of qualified retirement, death, disability or involuntary termination without cause, options vest immediately and the period over which the options can be exercised is shortened. Employees forfeit unvested options when they voluntarily terminate their employment with the company, and they have up to three months to exercise vested options before they are canceled. In the case of involuntary termination with cause, the entire unexercised portion of the award is canceled. All options may vest immediately upon a change of control, as defined in the award agreement. The following weighted-average assumptions were used in the Black-Scholes option pricing model in determining the fair value of stock options granted:

	2012	2011	2010
Risk-free interest rate	0.7%	2.0%	2.2%
Dividend yield	4.0%	3.9%	3.2%
Expected volatility	59.6%	58.6%	54.0%
Weighted-average option life (in years)	4.3	4.3	4.8

The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock.

Each option is convertible into one share of common stock upon exercise. Information regarding options issued under the current and all previous plans was as follows:

	Number of options (in thousands)	Weighted-average exercise price per option	Aggregate intrinsic value	Weighted-average remaining contractual term (in years)
Outstanding, December 31, 2009	2,841	$24.64
Granted	695	18.37
Exercised	(185)	11.08
Forfeited or expired	(438)	33.94
Outstanding, December 31, 2010	2,913	22.60
Granted	598	25.56
Exercised	(383)	16.56
Forfeited or expired	(362)	28.87
Outstanding, December 31, 2011	2,766	23.26
Granted	671	25.16
Exercised	(989)	18.70
Forfeited or expired	(226)	32.13
Outstanding, December 31, 2012	2,222	24.96	$16,382	4.0

Exercisable at December 31, 2010	1,675	$27.66
Exercisable at December 31, 2011	1,685	25.18
Exercisable at December 31, 2012	1,134	25.68	$7,653	2.5

The weighted-average grant-date fair value of options granted was $9.03 per option for 2012, $9.37 per option for 2011 and $6.86 per option for 2010. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $9,719 for 2012, $3,452 for 2011 and $1,834 for 2010.

Restricted stock units – Certain management employees have the option to receive a portion of their bonus payment in the form of restricted stock units. When employees elect this payment method, we provide an additional matching amount of restricted stock units equal to 50% of the restricted stock units earned under the bonus plan. These awards vest two years from the date of grant. In the case of approved retirement, death, disability or change of control, the units vest immediately. In the case of involuntary termination without cause or voluntary termination, employees receive a cash payment for the units earned under the bonus plan, but forfeit the company-provided matching amount.

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

Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our restricted stock units was as follows:

	Number of units (in thousands)	Weighted-average grant date fair value per unit	Aggregate intrinsic value	Weighted-average remaining contractual term (in years)
Outstanding at December 31, 2009	120	$25.48
Granted	34	19.85
Vested	(68)	25.57
Outstanding at December 31, 2010	86	23.58
Granted	26	24.70
Vested	(5)	16.84
Forfeited	(6)	20.61
Outstanding at December 31, 2011	101	24.26
Granted	43	24.26
Vested	(16)	20.63
Forfeited	(5)	23.42
Outstanding at December 31, 2012	123	24.56	$3,962	3.5

Of the awards outstanding as of December 31, 2012, 19 restricted stock units with a value of $611 were included in accrued liabilities in our consolidated balance sheet. As of December 31, 2012, these units had a fair value of $32.24 per unit and a weighted-average remaining contractual term of eight months.

The total fair value of restricted stock units that vested was $397 for 2012, $132 for 2011 and $1,090 for 2010. We made cash payments of $135 during 2012 to settle share-based liabilities. We did not settle any share-based liabilities in cash in 2011 or 2010.

Restricted shares – Our restricted share awards have a set vesting period at which time the restrictions on the shares lapse. The vesting period on these awards currently ranges from one year to three years. The restrictions lapse immediately in the case of qualified retirement, death or disability. In the case of involuntary termination without cause or a change of control, restrictions on a pro-rata portion of the shares lapse based on how much of the vesting period has passed. In the case of voluntary termination of employment or termination with cause, the unvested restricted shares are forfeited.

Information regarding unvested restricted shares was as follows:

	Number of shares	Weighted-average grant date fair value per share
Unvested at December 31, 2009	268	$24.00
Granted	52	20.00
Vested	(131)	26.01
Forfeited	(7)	21.83
Unvested at December 31, 2010	182	21.48
Granted	25	26.58
Vested	(166)	21.72
Forfeited	(1)	18.14
Unvested at December 31, 2011	40	23.71
Granted	37	23.63
Vested	(34)	23.44
Forfeited	(3)	25.37
Unvested at December 31, 2012	40	23.73

The total fair value of restricted shares that vested was $826 for 2012, $4,305 for 2011 and $2,557 for 2010.

Employee stock purchase plan – During 2012, 72 shares were issued under this plan at prices of $21.73 and $24.07. During 2011, 85 shares were issued under this plan at prices of $20.78 and $20.01. During 2010, 109 shares were issued under this plan at prices of $15.82 and $17.49.

Note 11: Employee benefit plans

Profit sharing, 401(k) and defined contribution plans – We maintain a profit sharing plan and a plan established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. The plans cover a significant majority of our full-time employees, as well as some part-time employees. Employees are eligible to participate in the plans on the first day of the quarter following their first full year of service. We also provide cash bonus programs under which employees may receive cash bonus payments based on our operating performance. Previously, we made contributions to a defined contribution pension plan. We discontinued these contributions for at least three years, effective with the 2011 plan year. As such, the contribution made to this plan in early 2011 for the 2010 plan year was the last contribution to this plan.

Contributions to the profit sharing plan, as well as the frozen defined contribution plan, are made solely by Deluxe and are remitted to the plans' respective trustees. Benefits provided by the plans are paid from accumulated funds of the trusts. For the 2010 plan year, contributions to the defined contribution pension plan equaled 4% of eligible compensation. Contributions to the profit sharing plan vary based on the company's performance. Under the 401(k) plan, employees under the age of 50 could contribute up to the lesser of $17 or 50% of eligible wages during 2012. Employees 50 years of age or older could make contributions of up to $23 during 2012. Beginning on the first day of the quarter following an employee's first full year of service, we match 100% of the first 1% of wages contributed by employees and 50% of the next 5% of wages contributed. All employee and employer contributions are remitted to the plans' respective trustees and benefits provided by the plans are paid from accumulated funds of the trusts. Payments made under the cash bonus programs vary based on the company's performance and are paid in cash directly to employees.

Employees are provided a broad range of investment options to choose from when investing their profit sharing, defined contribution and 401(k) plan funds. Investing in our common stock is not one of these options, although funds selected by employees may at times hold our common stock.

Expense recognized in the consolidated statements of income for these plans was as follows for the years ended December 31:

	2012	2011	2010
Profit sharing/cash bonus plans	$33,007	$16,361	$18,500
401(k) plan	6,680	6,226	5,636
Defined contribution pension plan	—	—	8,664

Deferred compensation plan – We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to 100% of their base salary plus up to 50% of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on phantom investments elected by plan participants, which are similar to the investments available for funds previously contributed under our defined contribution pension plan. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in a lump-sum payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $2,719 as of December 31, 2012 and $2,391 as of December 31, 2011. These amounts are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies. These investments are included in long-term investments in the consolidated balance sheets and totaled $14,105 as of December 31, 2012 and $13,489 as of December 31, 2011.

Voluntary employee beneficiary association (VEBA) trust – We have formed a VEBA trust to fund employee and retiree medical costs and severance benefits. Contributions to the VEBA trust are tax deductible, subject to annual limitations contained in the Internal Revenue Code. VEBA assets primarily consist of fixed income investments. Total contributions to the VEBA trust were $34,070 in 2012, $36,792 in 2011 and $39,400 in 2010. As of December 31, 2012, our liability for incurred but not reported medical claims exceeded the assets in the VEBA trust by $549. This amount is reflected in accrued liabilities in our consolidated balance sheet. As of December 31, 2011, the assets in the VEBA trust exceeded our liability for incurred but not reported medical claims by $361. This amount is reflected in other current assets in our consolidated balance sheet.

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

In December 2012, we made the decision to enroll in an Employee Group Waiver Plan (EGWP) beginning in January 2014. Participation in the EGWP will allow us to offer substantially the same postretirement benefits to eligible participants while increasing subsidy reimbursements. This decision reduced the benefit obligation for our postretirement benefit plan by approximately $15,600 as of December 31, 2012, which is reflected as an actuarial gain in accumulated other comprehensive loss on the consolidated balance sheet and will be amortized into postretirement benefit expense on the straight-line basis over 17.1 years.

In December 2012, we executed a plan amendment affecting certain of our plan participants. Effective January 1, 2014, our consumer-driven health plans for those over the age of 65 will be modified to coordinate with an EGWP, and we modified the co-payment structure for prescription drug benefits for certain plan participants. The impact of this plan amendment was reflected in our December 31, 2012 plan measurement, and reduced the benefit obligation by $5,063. This amount is included in accumulated other comprehensive loss on the consolidated balance sheet and will be amortized into postretirement benefit expense on the straight-line basis over 17.1 years.

Obligations and funded status – The following tables summarize the change in benefit obligation, plan assets and funded status during 2012 and 2011:

	Postretirement benefit plan	Pension plan
Change in benefit obligation:
Benefit obligation, December 31, 2010	$141,341	$3,508
Interest cost	6,669	164
Net actuarial loss	8,199	332
Benefits paid from the VEBA trust (Note 11) and company funds	(10,940)	(324)
Medicare Part D reimbursements	856	—
Benefit obligation, December 31, 2011	146,125	3,680
Interest cost	5,913	148
Net actuarial (gain) loss	(19,917)	368
Benefits paid from the VEBA trust (Note 11) and company funds	(10,679)	(324)
Plan amendment	(5,063)	—
Medicare Part D reimbursements	851	—
Benefit obligation, December 31, 2012	$117,230	$3,872

Change in plan assets:
Fair value of plan assets, December 31, 2010	$101,310	$—
Actual loss on plan assets	(688)	—
Fair value of plan assets, December 31, 2011	100,622	—
Actual gain on plan assets	14,001	—
Company contributions	7,600	—
Fair value of plan assets, December 31, 2012	$122,223	$—

Funded status, December 31, 2011	$(45,503)	$(3,680)
Funded status, December 31, 2012	$4,993	$(3,872)

As of December 31, 2012 and 2011, the accumulated benefit obligation equaled the projected benefit obligation for the United States SERP plan.

A portion of our postretirement plan assets can be used only to pay retiree medical benefits for employees who retired after 1986, which represented 81% of the total number of retirees receiving medical benefits as of December 31, 2012. The remainder of the plan assets have been designated for participants who retired prior to 1986, but only for post-2012 prescription drug benefits. All other retiree medical benefits are paid through the VEBA trust discussed in Note 11. The following shows the designation of our plan assets as of December 31:

	2012	2011
Retiree medical benefits for post-1986 retirees	$114,037	$100,622
Post-2012 prescription drug benefits for pre-1986 retirees	8,186	—
Fair value of plan assets	$122,223	$100,622

The funded status of our plans was recognized in the consolidated balance sheets as of December 31 as follows:

	Postretirement benefit plan		Pension plan
	2012	2011	2012	2011
Other non-current assets	$4,993	$—	$—	$—
Accrued liabilities	—	—	324	324
Other non-current liabilities	—	45,503	3,548	3,356

Amounts included in accumulated other comprehensive loss as of December 31 that have not been recognized as components of postretirement benefit expense were as follows:

	Postretirement benefit plan		Pension plan
	2012	2011	2012	2011
Unrecognized prior service credit	$(22,705)	$(20,697)	$—	$—
Unrecognized net actuarial loss	87,696	119,681	852	493
Tax effect	(20,226)	(37,021)	(314)	(178)
Amount recognized in accumulated other comprehensive loss, net of tax	$44,765	$61,963	$538	$315

The unrecognized prior service credit for our postretirement benefit plan resulted from a 2003 curtailment and other plan amendments. These changes resulted in a reduction of the accumulated postretirement benefit obligation. This reduction was first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service credit. The prior service credit is being amortized on the straight-line basis over a weighted-average period of 21 years.

The unrecognized net actuarial loss for our postretirement benefit plan resulted from experience different from that assumed and from changes in assumptions. Unrecognized actuarial gains and losses are being amortized over the average remaining life expectancy of inactive plan participants, which is currently 17.1 years, as a large percentage of the plan participants are classified as inactive.

Amounts included in accumulated other comprehensive loss as of December 31, 2012 which we expect to recognize in postretirement benefit expense during 2013 are as follows:

	Postretirement benefit plan	Pension plan
Prior service credit	$(1,421)	$—
Net actuarial loss	4,403	36
Total	$2,982	$36

Net pension and postretirement benefit expense – Net pension and postretirement benefit expense for the years ended December 31 consisted of the following components:

	Postretirement benefit plan			Pension plan
	2012	2011	2010	2012	2011	2010
Interest cost	$5,913	$6,669	$7,282	$148	$164	$179
Expected return on plan assets	(7,803)	(7,851)	(7,226)	—	—	—
Amortization of prior service credit	(3,055)	(3,743)	(3,742)	—	—	—
Amortization of net actuarial losses	5,870	5,415	5,406	9	—	—
Net periodic benefit expense	$925	$490	$1,720	$157	$164	$179

Actuarial assumptions – In measuring benefit obligations as of December 31, the following discount rate assumptions were used:

	Postretirement benefit plan		Pension plan
	2012	2011	2012	2011
Discount rate	3.15%	4.20%	3.15%	4.20%

In measuring net periodic benefit expense for the years ended December 31, the following assumptions were used:

	Postretirement benefit plan			Pension plan
	2012	2011	2010	2012	2011	2010
Discount rate	4.20%	4.90%	5.45%	4.20%	4.90%	5.45%
Expected return on plan assets	7.25%	7.75%	8.00%	—	—	—

The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows approximate the timing and amount of expected benefit payments. In determining the discount rate, we utilize the Aon Hewitt AA Above Median Curve and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate.

In determining the expected long-term rate of return on plan assets, we utilize our historical returns and then adjust these returns for estimated inflation and projected market returns. Our inflation assumption is primarily based on analysis of historical inflation data.

In measuring benefit obligations as of December 31 for our postretirement benefit plan, the following assumptions for health care cost trend rates were used:

	2012		2011	2010
	Participants under age 65	Participants age 65 and older	All participants	All participants
Health care cost trend rate assumed for next year	8.00%	7.50%	7.50%	7.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020	2017	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost	$61	$(57)
Effect on benefit obligation	1,925	(1,805)

Plan assets – The allocation of plan assets by asset category as of December 31 was as follows:

	Postretirement benefit plan
	2012	2011
U.S. large capitalization equity securities	34%	33%
International equity securities	19%	16%
Mortgage-backed securities	15%	10%
Government debt securities	14%	14%
U.S. corporate debt securities	11%	19%
U.S. small and mid-capitalization equity securities	7%	8%
Total	100%	100%

Our postretirement benefit plan has assets that are intended to meet long-term obligations. In order to meet these obligations, we employ a total return investment approach which considers cash flow needs and balances long-term projected returns against expected asset risk, as measured using projected standard deviations. Risk tolerance is established through consideration of projected plan liabilities, the plan's funded status, projected liquidity needs and current corporate financial condition.

The target asset allocation percentages for our postretirement benefit plan are based on our liability and asset projections. The targeted allocation of plan assets is 33% large capitalization equity securities, 42% fixed income securities, 18% international equity securities and 7% small and mid-capitalization equity securities.

Information regarding fair value measurements of plan assets was as follows:

		Fair value measurements using
	Fair value as of December 31, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
U.S. large capitalization equity securities	$40,805	$3,234	$37,571	$—
International equity securities	23,491	22,929	562	—
Mortgage-backed securities	17,871	5,322	12,549	—
Government debt securities	17,365	11,476	5,889	—
U.S. corporate debt securities	13,559	6,782	6,777	—
U.S. small and mid-capitalization equity securities	8,591	8,392	199	—
Other debt securities	541	158	383	—
Total	$122,223	$58,293	$63,930	$—

		Fair value measurements using
	Fair value as of December 31, 2011	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
U.S. large capitalization equity securities	$33,613	$—	$33,613	$—
U.S. corporate debt securities	19,319	5,655	13,664	—
International equity securities	16,023	15,615	408	—
Government debt securities	14,151	12,006	2,145	—
Mortgage-backed securities	9,698	2,193	7,505	—
U.S. small and mid-capitalization equity securities	7,803	7,606	197	—
Other debt securities	15	(95)	110	—
Total	$100,622	$42,980	$57,642	$—

The fair value of Level 2 mortgage-backed securities is estimated using pricing models with inputs derived principally from observable market data. The fair value of our other Level 2 debt securities is typically estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flow calculations that maximize observable inputs, such as current yields for similar instruments adjusted for trades and other pertinent market information.

During 2012, we transferred $805 from Level 1 to Level 2 fair value measurements, primarily within the U.S. corporate debt securities category, as observable trading data from the securities became less frequent during 2012. In addition, we transferred $1,689 from Level 2 to Level 1 fair value measurements, primarily within the mortgage-backed securities category, as observable trading data became more frequent during 2012. Our policy is to recognize transfers between fair value categories as of the end of the reporting period.

Cash flows – While we are not contractually obligated to make contributions to the assets of our postretirement benefit plan, we made contributions of $7,600 to the plan during 2012. In January 2013 we made contributions to plan assets of $650. We do not anticipate making additional contributions to plan assets during 2013.

We have fully funded the United States SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and totaled $6,950 as of December 31, 2012 and $6,619 as of December 31, 2011.

The following benefit payments are expected to be paid during the years indicated:

	Postretirement benefit plan			Pension plan
	Gross benefit payments	Expected Medicare subsidy	Net benefit payments	Gross benefit payments
2013	$11,000	$900	$10,100	$320
2014	10,100	—	10,100	310
2015	10,000	—	10,000	300
2016	10,200	—	10,200	290
2017	10,100	—	10,100	280
2018 - 2022	42,500	—	42,500	1,270

Note 13: Debt and leases

Debt outstanding was comprised of the following at December 31 :

	2012	2011
5.125% senior, unsecured notes due October 1, 2014, net of discount(1)	$256,770	$256,131
7.375% senior notes due June 1, 2015	—	200,000
7.0% senior notes due March 15, 2019	200,000	200,000
6.0% senior notes due November 15, 2020(2)	195,811	—
Long-term portion of debt	652,581	656,131
5.0% senior, unsecured notes due December 15, 2012, net of discount(3)	—	85,575
Total debt	$652,581	$741,706

(1) Includes increase due to cumulative change in fair value of hedged debt of $3,370 as of December 31, 2012 and $2,788 as of December 31, 2011.
(2) Includes decrease due to cumulative change in fair value of hedged debt of $4,189 as of December 31, 2012.
(3) Includes increase due to cumulative change in fair value of hedged debt of $780 as of December 31, 2011.

Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

All of our notes include covenants that place certain restrictions on the issuance of additional debt and limitations on certain liens. The notes due in 2020 and 2019 also include limitations on our ability to issue redeemable stock and preferred stock, make loans and investments, and consolidate, merge or sell all or substantially all of our assets. Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined in such instruments, is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate, although there are aggregate annual limits on the amount of dividends and share repurchases under the terms of our credit facility, as well as a cumulative limit on such payments through the term of the credit facility. If our ratio of EBITDA to interest expense falls below two to one, there would also be limitations on our ability to issue additional debt.

In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. We anticipate registering the notes with the Securities and Exchange Commission (SEC) via a registration statement within 340 days of November 27, 2012. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 17. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. We classify payments for early redemption premiums as financing activities in our consolidated statements of cash flows. Proceeds from the offering, net of offering costs, were $196,400. These proceeds were used to retire our senior notes due in 2015. The fair value of the notes issued in November 2012 was $195,811 as of December 31, 2012, based on a pricing model utilizing readily observable market interest rates. As discussed in Note 6, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 17. At any time prior to March 15, 2014, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $215,000 as of December 31, 2012, based on quoted prices for identical liabilities when traded as assets.

In May 2007, we issued $200,000 of 7.375% senior notes maturing on June 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on June 29, 2007. Interest payments were due each June and December. Proceeds from the offering, net of offering costs, were $196,329. These proceeds were used as part of our repayment of unsecured notes which matured on October 1, 2007. During the quarter ended December 31, 2012, we retired all of these notes, realizing a pre-tax loss of $5,258.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During the quarter ended March 31, 2011, we retired $10,000 of these notes, realizing a pre-tax loss of $185. We also retired $11,500 of these notes during 2009. As of December 31, 2012, the fair value of the $253,500 remaining notes outstanding was $266,048 based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, we have entered into interest rate swaps to hedge a portion of these notes.

In December 2002, we issued $300,000 of 5.0% senior, unsecured notes which matured on December 15, 2012. These notes were issued under our shelf registration statement covering up to $300,000 in medium-term notes, thereby exhausting that registration statement. Interest payments were due each June and December. Proceeds from the offering, net of offering costs, were $295,722. These proceeds were used for general corporate purposes, including funding share repurchases, capital asset purchases and working capital. During the quarter ended March 31, 2011, we retired $195,463 of these notes, realizing a pre-tax loss of $6,810. The remainder of the notes were paid in full in December 2012.

As of December 31, 2012, we had a $200,000 credit facility, which expires in February 2017. Our commitment fee ranges from 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

Daily average amounts outstanding under our credit facility for the years ended December 31 were as follows:

	2012	2011	2010
Daily average amount outstanding	$—	$21,655	$49,957
Weighted-average interest rate	—	3.03%	3.20%

No amounts were outstanding under our credit facility as of December 31, 2012 or December 31, 2011. As of December 31, 2012, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(8,535)
Net available for borrowing as of December 31, 2012	$191,465

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

We have operating leases on certain facilities and equipment. As of December 31, 2012, future minimum lease payments under noncancelable operating leases with terms in excess of one year were as follows:

Operating lease obligations
2013	$6,170
2014	3,893
2015	1,757
2016	1,131
2017	48
Total minimum lease payments	$12,999

The composition of rent expense for the years ended December 31 was as follows:

	2012	2011	2010
Minimum rentals	$13,408	$10,068	$10,313
Sublease rentals	(18)	(144)	(190)
Net rental expense	$13,390	$9,924	$10,123

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

Accruals for environmental matters were $8,446 as of December 31, 2012 and $8,730 as of December 31, 2011, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of income for environmental matters was $969 for 2012, $353 for 2011 and $868 for 2010.

As of December 31, 2012, $5,347 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $7,564 had been paid through December 31, 2012. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of December 31, 2012. We do not anticipate significant net cash outlays for environmental matters in 2013. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,471 as of December 31, 2012 and $5,141 as of December 31, 2011, is accounted for on a present value basis. The difference between the discounted and undiscounted workers' compensation liability was $20 as of December 31, 2012 and December 31, 2011. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not accounted for on a present value basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a present value basis. Our total liability for these medical and dental benefits totaled $3,872 as of December 31, 2012 and $3,848 as of December 31, 2011. The difference between the discounted and undiscounted medical and dental liability was $146 as of December 31, 2012 and $296 as of December 31, 2011.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 15: Shareholders’ equity

Shares outstanding – Changes in common shares outstanding during the years ended December 31 were as follows:

	2012	2011	2010
Balance, beginning of year	50,826	51,338	51,189
Issued	1,113	499	410
Repurchased	(999)	(940)	(167)
Retired	(326)	(71)	(94)
Balance, end of year	50,614	50,826	51,338

Share repurchases – We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 4,258 shares remained available for purchase under this authorization as of December 31, 2012. During 2012, we repurchased 999 shares for $27,155, during 2011 we repurchased 940 shares for $23,620 and during 2010 we repurchased 167 shares for $2,999.

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

Pursuant to the Restated Agreement, upon the occurrence of certain events, each right will entitle the holder to purchase one share of common stock at an exercise price of $100 per share. The exercise price may be adjusted from time to time upon the occurrence of certain events outlined in the Restated Agreement. In certain circumstances described in the Restated Agreement, if (i) any person becomes the beneficial owner of 20% or more of the company's common stock, (ii) the company is acquired in a merger or other business combination or (iii) upon the occurrence of other events, each right will entitle its holder to purchase a number of shares of common stock of the company, or the acquirer or the surviving entity if the company is not the surviving corporation in such a transaction. The number of shares purchasable at the then-current exercise price will be equal to the exercise price of the right divided by 50% of the then-current market price of one share of common stock of the company, or other surviving entity, subject to adjustments provided in the Restated Agreement. The rights expire December 31, 2016, and may be redeemed by the company at a price of $0.01 per right at any time prior to the occurrence of the circumstances described above.

Accumulated other comprehensive loss – The components of accumulated other comprehensive loss at December 31 were as follows:

	Pension and postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized gain (loss) on marketable securities, net of tax	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2009	$(52,350)	$(5,841)	$—	$5,373	$(52,818)
Current period other comprehensive (loss) income	(342)	1,319	13	1,816	2,806
Balance, December 31, 2010	(52,692)	(4,522)	13	7,189	(50,012)
Current period other comprehensive (loss) income	(9,586)	1,591	165	(1,559)	(9,389)
Balance, December 31, 2011	(62,278)	(2,931)	178	5,630	(59,401)
Current period other comprehensive income (loss)	16,975	1,110	(270)	939	18,754
Balance, December 31, 2012	$(45,303)	$(1,821)	$(92)	$6,569	$(40,647)

(1) Relates to interest rate locks executed in 2004 and 2002. See Note 6 for further information regarding these financial instruments.

Note 16: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Small Business Services promotes and sells products and services to small businesses via mail and the internet, referrals from financial institutions and telecommunications clients, a network of distributors and dealers, and a direct sales force which focuses on major accounts. These efforts are supplemented by the account development efforts of an outbound telemarketing group. Financial Services' products and services are sold through multiple channels, including a direct sales force, to financial institution clients nationwide, including banks, credit unions and financial services companies. Direct Checks sells products and services directly to consumers using direct response marketing via mail and the internet. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. No single customer accounted for more than 10% of revenue in 2012, 2011 or 2010. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 45.4% of our Small Business Services segment's revenue in 2012.

Forms – Our Small Business Services segment provides printed forms to small businesses, including deposit tickets, billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. This segment also offers computer forms compatible with accounting software packages commonly used by small businesses. Forms sold by our Financial Services and Direct Checks segments include deposit tickets and check registers.

Accessories and other products – Small Business Services provides products designed to supply small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer check book covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine optimization and marketing, social media marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as business cards, greeting cards, postcards, brochures and apparel. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection and security services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability and risk management services.

The accounting policies of the segments are the same as those described in Note 1. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments. Depreciation and amortization expense related to corporate assets which was allocated to the segments was $40,729 in 2012, $42,211 in 2011 and $38,808 in 2010.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the years ended December 31:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2012	$961,631	$341,135	$212,151	$—	$1,514,917
customers:	2011	846,449	342,382	228,765	—	1,417,596
	2010	796,254	390,331	215,652	—	1,402,237
Operating income:	2012	160,363	77,728	63,937	—	302,028
	2011	145,219	59,804	66,035	—	271,058
	2010	137,534	84,158	59,852	—	281,544
Depreciation and amortization	2012	44,408	12,059	9,185	—	65,652
expense:	2011	44,706	13,009	15,628	—	73,343
	2010	45,163	11,788	16,964	—	73,915
Total assets:	2012	877,840	82,150	169,936	282,514	1,412,440
	2011	836,918	99,803	173,435	278,653	1,388,809
	2010	772,799	66,065	178,880	290,947	1,308,691
Capital asset purchases:	2012	—	—	—	35,193	35,193
	2011	—	—	—	35,506	35,506
	2010	—	—	—	43,932	43,932

Revenue by product and service category for the years ended December 31 was as follows:

	2012	2011	2010
Checks, including contract settlements	$890,018	$871,731	$896,563
Marketing solutions, including services	205,683	150,973	126,211
Forms	200,379	195,905	194,724
Accessories and other products	139,000	126,949	123,264
Other services	79,837	72,038	61,475
Total revenue	$1,514,917	$1,417,596	$1,402,237

The following information as of and for the years ended December 31 is based on the geographic locations of our subsidiaries:

	2012	2011	2010
Total revenue from external customers:
United States	$1,427,593	$1,334,540	$1,325,163
Foreign, primarily Canada	87,324	83,056	77,074
Total revenue	$1,514,917	$1,417,596	$1,402,237

Long-lived assets:
United States	$1,131,525	$1,139,678	$1,086,685
Foreign, primarily Canada	14,274	11,409	13,359
Total long-lived assets	$1,145,799	$1,151,087	$1,100,044

Note 17: Supplemental guarantor financial information

Our long-term notes due in 2019 and 2020 (Note 13) are jointly and severally guaranteed on a full and unconditional basis, subject to the release provisions described herein, by certain 100%-owned subsidiaries that guarantee any of our other indebtedness. These subsidiaries also guarantee our obligations under our credit facility. The subsidiary guarantees with respect to our long-term notes are subject to release upon the occurrence of certain events: the sale of all or substantially all of a subsidiary's assets, when the requirements for defeasance of the guaranteed securities have been satisfied, when the subsidiary is declared an unrestricted subsidiary, or upon satisfaction and discharge of the indenture.

The following condensed supplemental consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors. The presentation of total long-term deferred income taxes for Deluxe Corporation and the presentation of total intercompany payables for Deluxe Corporation and the non-guarantor subsidiaries as of December 31, 2011, as well as the presentation of total cost of revenue and total operating expenses for Deluxe Corporation for the years ended December 31, 2011 and 2010, were modified to conform to the current year presentation. These corrections had no impact on our consolidated financial statements.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$14,862	$3,161	$31,413	$(4,001)	$45,435
Trade accounts receivable, net	—	57,602	12,785	—	70,387
Inventories and supplies	—	20,885	2,406	—	23,291
Deferred income taxes	1,649	5,642	396	—	7,687
Funds held for customers	—	—	43,140	—	43,140
Other current assets	8,342	13,605	7,856	—	29,803
Total current assets	24,853	100,895	97,996	(4,001)	219,743
Deferred Income Taxes	5,874	—	1,662	(5,874)	1,662
Long-Term Investments	37,665	9,233	—	—	46,898
Property, Plant And Equipment, net	—	85,718	18,471	—	104,189
Assets Held For Sale	—	—	970	—	970
Intangibles, net	—	149,247	1,470	—	150,717
Goodwill	—	787,624	2,012	—	789,636
Investments In Consolidated Subsidiaries	1,122,203	83,994	—	(1,206,197)	—
Intercompany Receivable	—	85,839	147	(85,986)	—
Other Non-Current Assets	12,361	66,081	20,183	—	98,625
Total Assets	$1,202,956	$1,368,631	$142,911	$(1,302,058)	$1,412,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,147	$50,436	$6,525	$(4,001)	$65,107
Accrued liabilities	12,597	92,910	49,496	—	155,003
Total current liabilities	24,744	143,346	56,021	(4,001)	220,110
Long-Term Debt	652,581	—	—	—	652,581
Deferred Income Taxes	—	78,402	2,619	(5,874)	75,147
Intercompany Payable	85,986	—	—	(85,986)	—
Other Non-Current Liabilities	6,710	24,680	277	—	31,667
Total Shareholders' Equity	432,935	1,122,203	83,994	(1,206,197)	432,935
Total Liabilities And Shareholders' Equity	$1,202,956	$1,368,631	$142,911	$(1,302,058)	$1,412,440

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$3,047	$1,522	$24,118	$—	$28,687
Trade accounts receivable, net	—	57,463	11,560	—	69,023
Inventories and supplies	—	19,941	2,102	—	22,043
Deferred income taxes	1,035	5,430	751	—	7,216
Funds held for customers	—	—	44,394	—	44,394
Other current assets	5,851	10,469	4,892	—	21,212
Total current assets	9,933	94,825	87,817	—	192,575
Deferred Income Taxes	27,471	—	—	(27,471)	—
Long-Term Investments	36,338	8,809	—	—	45,147
Property, Plant And Equipment, net	—	96,345	17,066	—	113,411
Assets Held For Sale	—	2,741	—	—	2,741
Intangibles, net	—	155,452	1,887	—	157,339
Goodwill	—	775,044	1,954	—	776,998
Investments In Consolidated Subsidiaries	1,307,149	15,478	—	(1,322,627)	—
Intercompany Receivable	—	360,789	—	(360,789)	—
Other Non-Current Assets	11,758	72,944	15,896	—	100,598
Total Assets	$1,392,649	$1,582,427	$124,620	$(1,710,887)	$1,388,809

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,401	$44,908	$6,385	$—	$64,694
Accrued liabilities	12,272	86,001	51,825	—	150,098
Long-term debt due within one year	85,575	—	—	—	85,575
Total current liabilities	111,248	130,909	58,210	—	300,367
Long-Term Debt	656,131	—	—	—	656,131
Deferred Income Taxes	—	74,133	3,145	(27,471)	49,807
Intercompany Payable	316,876	—	43,913	(360,789)	—
Other Non-Current Liabilities	5,705	70,236	3,874	—	79,815
Total Shareholders' Equity	302,689	1,307,149	15,478	(1,322,627)	302,689
Total Liabilities And Shareholders' Equity	$1,392,649	$1,582,427	$124,620	$(1,710,887)	$1,388,809

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,249,202	$230,510	$(133,783)	$1,345,929
Service revenue	8,902	137,543	48,105	(25,562)	168,988
Total Revenue	8,902	1,386,745	278,615	(159,345)	1,514,917
Cost of products sold	—	(424,266)	(141,667)	118,939	(446,994)
Cost of services provided	(5,637)	(63,378)	(29,818)	21,452	(77,381)
Total Cost Of Revenue	(5,637)	(487,644)	(171,485)	140,391	(524,375)
Gross Profit	3,265	899,101	107,130	(18,954)	990,542
Operating expenses	—	(621,380)	(86,088)	18,954	(688,514)
Operating Income	3,265	277,721	21,042	—	302,028
Loss on early debt extinguishment	(5,258)	—	—	—	(5,258)
Interest expense	(46,767)	(11,436)	(1,390)	12,746	(46,847)
Other income (expense)	11,721	(1,350)	3,205	(12,746)	830
(Loss) Income Before Income Taxes	(37,039)	264,935	22,857	—	250,753
Income tax benefit (provision)	19,690	(95,938)	(4,013)	—	(80,261)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(17,349)	168,997	18,844	—	170,492
Equity in earnings of consolidated subsidiaries	187,841	18,844	—	(206,685)	—
Net Income	$170,492	$187,841	$18,844	$(206,685)	$170,492

Comprehensive Income	$189,246	$205,245	$20,453	$(225,698)	$189,246

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,176,361	$224,427	$(120,368)	$1,280,420
Service revenue	9,409	100,537	48,567	(21,337)	137,176
Total Revenue	9,409	1,276,898	272,994	(141,705)	1,417,596
Cost of products sold	—	(415,206)	(136,547)	116,190	(435,563)
Cost of services provided	(9,323)	(43,913)	(23,042)	18,439	(57,839)
Total Cost Of Revenue	(9,323)	(459,119)	(159,589)	134,629	(493,402)
Gross Profit	86	817,779	113,405	(7,076)	924,194
Operating expenses	—	(571,043)	(89,169)	7,076	(653,136)
Operating Income	86	246,736	24,236	—	271,058
Loss on early debt extinguishment	(6,995)	—	—	—	(6,995)
Interest expense	(47,629)	(8,561)	(1,190)	9,583	(47,797)
Other income (expense)	8,534	907	(40)	(9,583)	(182)
(Loss) Income Before Income Taxes	(46,004)	239,082	23,006	—	216,084
Income tax benefit (provision)	22,143	(86,489)	(7,143)	—	(71,489)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(23,861)	152,593	15,863	—	144,595
Equity in earnings of consolidated subsidiaries	168,456	15,863	—	(184,319)	—
Net Income	$144,595	$168,456	$15,863	$(184,319)	$144,595

Comprehensive Income	$135,206	$157,596	$13,927	$(171,523)	$135,206

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2010
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,179,023	$229,087	$(128,478)	$1,279,632
Service revenue	9,145	91,457	41,192	(19,189)	122,605
Total Revenue	9,145	1,270,480	270,279	(147,667)	1,402,237
Cost of products sold	—	(415,058)	(139,709)	119,483	(435,284)
Cost of services provided	(5,663)	(39,316)	(22,764)	14,608	(53,135)
Total Cost Of Revenue	(5,663)	(454,374)	(162,473)	134,091	(488,419)
Gross Profit	3,482	816,106	107,806	(13,576)	913,818
Operating expenses	—	(551,519)	(94,331)	13,576	(632,274)
Operating Income	3,482	264,587	13,475	—	281,544
Interest expense	(44,061)	(6,365)	(930)	7,191	(44,165)
Other income (expense)	4,992	(58)	827	(7,191)	(1,430)
(Loss) Income Before Income Taxes	(35,587)	258,164	13,372	—	235,949
Income tax benefit (provision)	16,952	(92,691)	(6,815)	—	(82,554)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(18,635)	165,473	6,557	—	153,395
Equity in earnings of consolidated subsidiaries	171,259	6,557	—	(177,816)	—
Income From Continuing Operations	152,624	172,030	6,557	(177,816)	153,395
Net Loss From Discontinued Operations	—	(771)	—	—	(771)
Net Income	$152,624	$171,259	$6,557	$(177,816)	$152,624

Comprehensive Income	$155,430	$172,750	$8,366	$(181,116)	$155,430

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net Cash (Used) Provided By Operating Activities Of Continuing Operations	$(10,325)	$238,663	$15,739	$—	$244,077
Cash Flows From Investing Activities:
Purchases of capital assets	—	(31,319)	(3,874)	—	(35,193)
Payments for acquisitions, net of cash acquired	—	(26,707)	(7,465)	—	(34,172)
Loans to distributors	—	(3,227)	(60)	—	(3,287)
Proceeds from sale of facility	—	2,613	—	—	2,613
Other	379	277	870	—	1,526
Net cash provided (used) by investing activities of continuing operations	379	(58,363)	(10,529)	—	(68,513)
Cash Flows From Financing Activities:
Payments on long-term debt, including costs of debt reacquisition	(288,938)	—	—	—	(288,938)
Proceeds from issuing long-term debt	200,000	—	—	—	200,000
Payments for debt issue costs	(4,504)	—	—	—	(4,504)
Change in book overdrafts	(2,426)	3,827	—	(4,001)	(2,600)
Proceeds from issuing shares under employee plans	12,320	—	—	—	12,320
Excess tax benefit from share-based employee awards	2,285	—	—	—	2,285
Payments for common shares repurchased	(27,155)	—	—	—	(27,155)
Cash dividends paid to shareholders	(50,918)	—	—	—	(50,918)
Advances from (to) consolidated subsidiaries	181,097	(182,488)	1,391	—	—
Net cash provided (used) by financing activities of continuing operations	21,761	(178,661)	1,391	(4,001)	(159,510)
Effect Of Exchange Rate Change On Cash	—	—	694	—	694
Net Change In Cash And Cash Equivalents	11,815	1,639	7,295	(4,001)	16,748
Cash And Cash Equivalents, Beginning of Year	3,047	1,522	24,118	—	28,687
Cash And Cash Equivalents, End of Year	$14,862	$3,161	$31,413	$(4,001)	$45,435

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash Provided By Operating Activities Of Continuing Operations	$2,567	$213,999	$18,801	$235,367
Cash Flows From Investing Activities:
Purchases of capital assets	—	(33,731)	(1,775)	(35,506)
Payments for acquisitions, net of cash acquired	—	(80,486)	(5,155)	(85,641)
Payments on company-owned life insurance policies	—	(6,383)	—	(6,383)
Loans to distributors	—	(4,879)	(296)	(5,175)
Proceeds from sale of facility	—	699	—	699
Other	(342)	151	412	221
Net cash used by investing activities of continuing operations	(342)	(124,629)	(6,814)	(131,785)
Cash Flows From Financing Activities:
Net payments on short-term debt	(7,000)	—	—	(7,000)
Payments on long-term debt, including costs of debt reacquisition	(215,030)	—	—	(215,030)
Proceeds from issuing long-term debt	200,000	—	—	200,000
Payments for debt issue costs	(3,513)	—	—	(3,513)
Change in book overdrafts	742	(878)	—	(136)
Proceeds from issuing shares under employee plans	7,671	—	—	7,671
Excess tax benefit from share-based employee awards	1,052	—	—	1,052
Payments for common shares repurchased	(23,620)	—	—	(23,620)
Cash dividends paid to shareholders	(51,126)	—	—	(51,126)
Advances from (to) consolidated subsidiaries	88,449	(87,653)	(796)	—
Net cash used by financing activities of continuing operations	(2,375)	(88,531)	(796)	(91,702)
Effect Of Exchange Rate Change On Cash	—	—	(576)	(576)
Net Change In Cash And Cash Equivalents	(150)	839	10,615	11,304
Cash And Cash Equivalents, Beginning Of Year	3,197	683	13,503	17,383
Cash And Cash Equivalents, End Of Year	$3,047	$1,522	$24,118	$28,687

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash (Used) Provided By Operating Activities Of Continuing Operations	$(16,786)	$224,279	$5,122	$212,615
Cash Flows From Investing Activities:
Purchases of capital assets	—	(43,005)	(927)	(43,932)
Payments for acquisitions, net of cash acquired	—	(98,621)	—	(98,621)
Proceeds from company-owned life insurance policies	5,782	361	—	6,143
Other	(1,410)	(111)	1,761	240
Net cash provided (used) by investing activities of continuing operations	4,372	(141,376)	834	(136,170)
Cash Flows From Financing Activities:
Net payments on short-term debt	(19,000)	—	—	(19,000)
Payments for debt issue costs	(2,361)	—	—	(2,361)
Change in book overdrafts	(1,090)	397	—	(693)
Proceeds from issuing shares under employee plans	3,267	—	—	3,267
Excess tax benefit from share-based employee awards	680	—	—	680
Payments for common shares repurchased	(2,999)	—	—	(2,999)
Cash dividends paid to shareholders	(51,435)	—	—	(51,435)
Advances from (to) consolidated subsidiaries	85,824	(83,114)	(2,710)	—
Net cash provided (used) by financing activities of continuing operations	12,886	(82,717)	(2,710)	(72,541)
Effect Of Exchange Rate Change On Cash	—	—	690	690
Net Change In Cash And Cash Equivalents	472	186	3,936	4,594
Cash And Cash Equivalents, Beginning Of Year	2,725	497	9,567	12,789
Cash And Cash Equivalents, End Of Year	$3,197	$683	$13,503	$17,383

DELUXE CORPORATION

SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)
(in thousands, except per share amounts)

	2012 Quarter Ended
	March 31(1)	June 30(2)	September 30(3)	December 31(4)
Total revenue	$377,981	$371,014	$378,338	$387,584
Gross profit	250,494	243,420	246,648	249,980
Net income	44,079	42,262	41,503	42,648
Earnings per share:
Basic	0.86	0.83	0.81	0.83
Diluted	0.86	0.82	0.81	0.83
Cash dividends per share	0.25	0.25	0.25	0.25

	2011 Quarter Ended
	March 31(5)	June 30(6)	September 30(7)	December 31(8)
Total revenue	$349,752	$346,274	$355,144	$366,426
Gross profit	229,589	225,587	232,506	236,512
Net income	32,556	35,473	36,735	39,831
Earnings per share:
Basic	0.63	0.69	0.72	0.78
Diluted	0.63	0.68	0.71	0.78
Cash dividends per share	0.25	0.25	0.25	0.25

(1) 2012 first quarter results include net pre-tax restructuring charges of $1,877 related to our cost reduction initiatives.

(2) 2012 second quarter results include net pre-tax restructuring charges of $1,921 related to our cost reduction initiatives.

(3) 2012 third quarter results include net pre-tax restructuring charges of $2,934 related to our cost reduction initiatives. Results also include a $1,097 reduction in income tax expense for discrete items, primarily adjustments to prior year state income tax returns.

(4) 2012 fourth quarter results include net pre-tax restructuring charges of $4,002 related to our cost reduction initiatives, as well as pre-tax losses on early debt extinguishment of $5,258. Results also include a $1,731 reduction in income tax expense for discrete items, primarily adjustments to foreign deferred income taxes.

(5) 2011 first quarter results include net pre-tax restructuring charges of $1,474 related to our cost reduction initiatives, as well as pre-tax losses on early debt extinguishment of $6,995.

(6) 2011 second quarter results include net pre-tax restructuring charges of $4,604 related to our cost reduction initiatives.

(7) 2011 third quarter results include net pre-tax restructuring charges of $4,598 related to our cost reduction initiatives.

(8) 2011 fourth quarter results include net pre-tax restructuring charges of $3,045 related to our cost reduction initiatives and an asset impairment charge of $1,196 related to a vacant facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures – As of the end of the period covered by this report (December 31, 2012), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting – Management of Deluxe Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment we have concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. The attestation report on our internal control over financial reporting issued by PricewaterhouseCoopers LLP appears in Item 8 of this report.

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

Item 10. Directors, Executive Officers and Corporate Governance.

See Part I, Item 1 of this report “Executive Officers of the Registrant.” The sections of the proxy statement entitled “Item 1: Election of Directors,” “Board Structure and Governance-Audit Committee Expertise; Complaint-Handling Procedures,” “Board Structure and Governance-Meetings and Committees of the Board of Directors-Audit Committee,” “Stock Ownership and Reporting-Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Structure and Governance-Code of Ethics and Business Conduct” are incorporated by reference into this report.

The full text of our Code of Ethics and Business Conduct (Code of Ethics) is posted on our investor relations website, Deluxe.com/investor, under the “Corporate Governance” caption. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website at the address and location specified above.

Item 11. Executive Compensation.

The sections of the proxy statement entitled “Executive Compensation-Compensation Committee Report,” “Executive Compensation,” “Board Structure and Governance-Non-Employee Director Compensation” and “Board Structure and Governance-Compensation Committee Interlocks and Insider Participation” are incorporated by reference into this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The section of the proxy statement entitled “Stock Ownership and Reporting-Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference into this report.

The following table provides information concerning all of our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	2,344,669	(1)	$23.65	(1)	8,688,352	(2)
Equity compensation plans not approved by shareholders	—		—		—
Total	2,344,669		$23.65		8,688,352

(1) Includes awards granted under our 2012 Long-Term Incentive Plan and our previous stock incentive plans. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 2,221,785 and restricted stock unit awards of 122,884. The restricted stock unit awards require no consideration upon vesting. Therefore, restricted stock units outstanding reduce the total weighted-average exercise price of outstanding options, warrants and rights presented in the table. The weighted-average exercise price excluding restricted stock units is $24.96.

(2) Includes 3,760,491 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of the total available for future issuance, 4,927,861 shares remain available for issuance under our 2012 Long-Term Incentive Plan. Under this plan, full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.23, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.23.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None of our directors or officers, nor any known person who beneficially owns, directly or indirectly, five percent of our common stock, nor any member of the immediate family of any of the foregoing persons has any material interest, direct or indirect, in any transaction since January 1, 2012 or in any presently proposed transaction which, in either case, has affected or will materially affect us. None of our directors or officers is indebted to us.

The sections of the proxy entitled “Board Structure and Governance-Board Oversight and Director Independence” and “Board Structure and Governance-Related Party Transaction Policy and Procedures” are incorporated by reference into this report.

Item 14.     Principal Accounting Fees and Services.

The sections of the proxy statement entitled “Fiscal Year 2012 Audit and Independent Registered Public Accounting Firm-Fees Paid to Independent Registered Public Accounting Firm” and “Fiscal Year 2012 Audit and Independent Registered Public Accounting Firm-Policy on Audit Committee Pre-Approval of Accounting Firm Fees and Services” are incorporated by reference into this report.

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of the Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

(b) Exhibit Listing

The following exhibits are filed as part of or are incorporated in this report by reference:

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation (incorporated by reference Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)	*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*
4.1
Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)

*
4.2
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

*
4.3
Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.4
Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.5
Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)

*
4.6
Supplemental Indenture, dated as of March 12, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2010)

*
4.7
Supplemental Indenture, dated as of September 9, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 2010)

*
4.8
Indenture, dated as of March 15, 2011, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 7.00% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)

*
4.9
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

*

Exhibit Number	Description	Method of Filing
4.10
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)
*
4.11
Indenture, dated as of November 27, 2012, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 6.000% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
4.12
Registration Rights Agreement, dated as of November 27, 2012, by and among us, the guarantors listed on the signature pages thereto and J.P. Morgan, as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
4.13
Supplemental Indenture, dated as of November 26, 2012, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
10.1	Deluxe Corporation 2012 Annual Incentive Plan (incorporated by reference to Appendix A of our definitive proxy statement filed with the Commission on March 12, 2012)**	*
10.2	Deluxe Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Appendix B of our definitive proxy statement filed with the Commission on March 12, 2012)**	*
10.3	First Amendment to Deluxe Corporation Non-employee Director Stock and Deferral Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*
10.4	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*
10.5	Deluxe Corporation Deferred Compensation Plan (2011 Restatement) (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2010)**	*
10.6	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed with the Commission on January 7, 2002)**	*
10.7
Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**
*
10.8
Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**
*
10.9
Form of Severance Agreement entered into between us and the following executive officers: Anthony Scarfone, Terry Peterson, Pete Godich, Julie Loosbrock, Malcolm McRoberts, Laura Radewald, John Filby and Tracey Engelhardt (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**
*
10.10	Employment Agreement dated as of April 10, 2006, between us and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**	*

Exhibit Number	Description	Method of Filing
10.11
Form of Executive Retention Agreement entered into between us and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**
*
10.12
Form of Executive Retention Agreement entered into between us and Senior Vice Presidents appointed prior to 2010 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**
*
10.13
Form of Executive Retention Agreement entered into between us and each Vice President designated as an executive officer prior to 2010 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**
*
10.14
Form of Addendum to Executive Retention and Severance Agreements Relating to Section 409A of the Internal Revenue Code (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008)**
*
10.15	Form of Agreement for Awards Payable in Restricted Stock Units (revised 12/08) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*
10.16	Form of Agreement for Awards Payable in Restricted Stock Units (revised 10/12)**	Filed herewith
10.17	Form of Non-Employee Director Restricted Stock Award Agreement (version 4/07) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)**	*
10.18	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2004)**	*
10.19	Form of Non-Qualified Stock Option Agreement (as amended February 2006) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 21, 2006)**	*
10.20	Form of Non-Qualified Stock Option Agreement (version 2/07) (incorporated by reference to exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*
10.21	Form of Non-Qualified Stock Option Agreement (version 2/09) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)**	*
10.22	Form of Cash Performance Award Agreement (version 2/10) (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2009)**	*
10.23
Amendment No. 1, dated as of February 8, 2012, to revolving credit agreement dated as of March 12, 2010, among us, JPMorgan Chase Bank, N.A. as administrative agent, Fifth Third Bank as Syndication Agent, U.S. Bank National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as co-documentation agents, and the other financial institutions party thereto, related to a $200,000,000 revolving credit agreement (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2011)
*
12.1	Statement re: Computation of Ratios	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

Exhibit Number	Description	Method of Filing
24.1	Power of Attorney	Filed herewith
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements***
Filed herewith
___________________
* Incorporated by reference
** Denotes compensatory plan or management contract
*** Submitted electronically with this report

Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of reasonable expenses in furnishing such copies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION

Date: February 22, 2013	By: /s/ Lee Schram
Lee Schram Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2013.

Signature	Title

By: /s/ Lee Schram	Chief Executive Officer
Lee Schram	(Principal Executive Officer)

By: /s/ Terry D. Peterson	Senior Vice President, Chief Financial Officer
Terry D. Peterson	(Principal Financial Officer)

By: /s/ Jeffrey J. Bata	Vice President, Controller and Chief Accounting Officer
Jeffrey J. Bata	(Principal Accounting Officer)

*
Ronald C. Baldwin	Director

*
Charles A. Haggerty	Director

*
Don J. McGrath	Director

*
Cheryl Mayberry McKissack	Director

*
Neil J, Metviner	Director

*
Stephen P. Nachtsheim	Director

*
Mary Ann O'Dwyer	Director

*
Martyn R. Redgrave	Director

* By: /s/ Lee Schram
Lee Schram
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description
10.16	Form of Agreement for Awards Payable in Restricted Stock Units (revised 10/12)
12.1	Statement re: Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements