Form 10-Q
period 2013-03-31
DELUXE CORP
filed 2013-05-02
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 23, 2013 was 50,863,301.

PART I − FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$70,741	$45,435
Trade accounts receivable (net of allowances for uncollectible accounts of $3,833 and $3,912, respectively)	74,873	70,387
Inventories and supplies	23,735	23,291
Deferred income taxes	6,774	7,687
Funds held for customers	41,394	43,140
Other current assets	38,363	29,803
Total current assets	255,880	219,743
Deferred Income Taxes	1,621	1,662
Long-Term Investments (including $2,111 and $2,196 of investments at fair value, respectively)	44,415	46,898
Property, Plant And Equipment (net of accumulated depreciation of $361,384 and $358,580, respectively)	101,770	104,189
Assets Held For Sale	2,300	970
Intangibles (net of accumulated amortization of $480,861 and $472,078, respectively)	146,003	150,717
Goodwill	789,586	789,636
Other Non-Current Assets	100,235	98,625
Total Assets	$1,441,810	$1,412,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$63,210	$65,107
Accrued liabilities	154,295	155,003
Long-term debt due within one year	172	—
Total current liabilities	217,677	220,110
Long-Term Debt	650,429	652,581
Deferred Income Taxes	74,744	75,147
Other Non-Current Liabilities	35,137	31,667
Commitments And Contingencies (Notes 10 and 11)
Shareholders’ Equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2013 – 50,669; 2012 – 50,614)	50,669	50,614
Additional paid-in capital	46,282	47,968
Retained earnings	408,144	375,000
Accumulated other comprehensive loss (Note 5)	(41,272)	(40,647)
Total shareholders’ equity	463,823	432,935
Total Liabilities And Shareholders’ Equity	$1,441,810	$1,412,440

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
Product revenue	$339,875	$341,427
Service revenue	47,678	36,554
Total Revenue	387,553	377,981
Cost of products sold	(112,270)	(111,615)
Cost of services provided	(21,027)	(15,872)
Total Cost Of Revenue	(133,297)	(127,487)
Gross Profit	254,256	250,494
Selling, general and administrative expense	(175,152)	(171,831)
Net restructuring charges	(1,371)	(638)
Operating Income	77,733	78,025
Interest expense	(9,479)	(11,697)
Other income	350	39
Income Before Income Taxes	68,604	66,367
Income tax provision	(22,729)	(22,288)
Net Income	$45,875	$44,079

Comprehensive Income	$45,250	$45,610

Basic Earnings Per Share	$0.90	$0.86
Diluted Earnings Per Share	0.89	0.86
Cash Dividends Per Share	0.25	0.25

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares par value(1)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2012	$50,614	$47,968	$375,000	$(40,647)	$432,935
Net income	—	—	45,875	—	45,875
Cash dividends	—	—	(12,731)	—	(12,731)
Common shares issued	424	10,600	—	—	11,024
Tax impact of share-based awards	—	473	—	—	473
Common shares repurchased	(309)	(12,300)	—	—	(12,609)
Other common shares retired	(60)	(2,296)	—	—	(2,356)
Fair value of share-based compensation	—	1,837	—	—	1,837
Other comprehensive loss (Note 5)	—	—	—	(625)	(625)
Balance, March 31, 2013	$50,669	$46,282	$408,144	$(41,272)	$463,823

(1) As the par value of our common shares is $1.00 per share, the number of shares associated with the transactions presented here is equivalent to the related par value. See Note 12 for share information.

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$45,875	$44,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,556	5,108
Amortization of intangibles	11,343	11,989
Amortization of contract acquisition costs	4,102	4,379
Deferred income taxes	(144)	2,557
Employee share-based compensation expense	1,919	1,550
Other non-cash items, net	2,016	2,514
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(5,605)	532
Inventories and supplies	(948)	(1,043)
Other current assets	(4,180)	(5,679)
Non-current assets	(3,520)	1,020
Accounts payable	(1,800)	(3,829)
Contract acquisition payments	(3,177)	(9,357)
Other accrued and non-current liabilities	1,031	(1,824)
Net Cash Provided By Operating Activities	51,468	51,996
Cash Flows From Investing Activities:
Purchases of capital assets	(8,304)	(8,996)
Payments for acquisitions	(1,360)	(417)
Loans to distributors	(365)	(123)
Other	192	448
Net Cash Used By Investing Activities	(9,837)	(9,088)
Cash Flows From Financing Activities:
Payments for debt issue costs	(138)	(1,038)
Change in book overdrafts	55	(2,628)
Proceeds from issuing shares under employee plans	8,987	2,661
Excess tax benefit from share-based employee awards	915	362
Payments for common shares repurchased	(12,609)	—
Cash dividends paid to shareholders	(12,731)	(12,760)
Net Cash Used By Financing Activities	(15,521)	(13,403)

Effect Of Exchange Rate Change On Cash	(804)	523

Net Change In Cash And Cash Equivalents	25,306	30,028
Cash And Cash Equivalents, Beginning Of Year	45,435	28,687
Cash And Cash Equivalents, End Of Period	$70,741	$58,715

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of March 31, 2013, the consolidated statements of comprehensive income for the quarters ended March 31, 2013 and 2012, the consolidated statement of shareholders' equity for the quarter ended March 31, 2013, and the consolidated statements of cash flows for the quarters ended March 31, 2013 and 2012 are unaudited. The consolidated balance sheet as of December 31, 2012 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

Note 2: New accounting pronouncements

On January 1, 2013, we adopted Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires that companies present information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements, including the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the line item on the statement of comprehensive income affected by the reclassification adjustment. The disclosures required by this new standard are presented in Note 5: Other comprehensive income.

ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, became effective for us on January 1, 2013. Under this new guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the asset is impaired, then a quantitative assessment must be completed. We complete our annual impairment analysis of our indefinite-lived trade name during the third quarter of the year. At that time, we will determine whether we will complete a qualitative assessment of the asset.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

	March 31, 2013	December 31, 2012
Raw materials	$4,735	$4,818
Semi-finished goods	8,350	8,390
Finished goods	7,471	7,005
Supplies, primarily production	3,179	3,078
Inventories and supplies	$23,735	$23,291

Available-for-sale securities – Available-for-sale securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	March 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$10,183	$—	$(99)	$10,084
Canadian guaranteed investment certificate	5,406	—	—	5,406
Available-for-sale securities (funds held for customers)(1)	15,589	—	(99)	15,490
Money market securities (cash equivalents)	36,101	—	—	36,101
Canadian money market fund (other current assets)	2,115	—	—	2,115
Total available-for-sale securities	$53,805	$—	$(99)	$53,706

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2013, also included cash of $25,904.

	December 31, 2012
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$10,371	$—	$(115)	$10,256
Canadian guaranteed investment certificate	5,544	—	—	5,544
Available-for-sale securities (funds held for customers)(1)	15,915	—	(115)	15,800
Money market securities (cash equivalents)	9,350	—	—	9,350
Canadian money market fund (other current assets)	2,162	—	—	2,162
Total available-for-sale securities	$27,427	$—	$(115)	$27,312

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2012, also included cash of $27,340.

Expected maturities of available-for-sale securities as of March 31, 2013 were as follows:

Fair value
Due in one year or less	$44,116
Due in two to five years	3,721
Due in six to ten years	5,506
Due in more than ten years	363
Total available-for-sale securities	$53,706

Further information regarding the fair value of available-for-sale securities can be found in Note 7: Fair value measurements.

Assets held for sale – Assets held for sale consisted of the operations of small business distributors which we purchased during the fourth quarter of 2012 and the first quarter of 2013. The assets purchased consisted primarily of customer lists. We are actively marketing the assets and anticipate selling them within the next several months.

Intangibles – Intangibles were comprised of the following:

	March 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	445,584	(383,764)	61,820	438,988	(376,111)	62,877
Trade names	68,561	(31,218)	37,343	68,561	(30,151)	38,410
Customer lists/relationships	56,223	(29,791)	26,432	58,735	(30,287)	28,448
Distributor contracts	30,900	(30,450)	450	30,900	(29,999)	901
Other	6,496	(5,638)	858	6,511	(5,530)	981
Amortizable intangibles	607,764	(480,861)	126,903	603,695	(472,078)	131,617
Intangibles	$626,864	$(480,861)	$146,003	$622,795	$(472,078)	$150,717

Total amortization of intangibles was $11,343 for the quarter ended March 31, 2013 and $11,989 for the quarter ended March 31, 2012. Based on the intangibles in service as of March 31, 2013, estimated future amortization expense is as follows:

Estimated amortization expense
Remainder of 2013	$29,040
2014	28,017
2015	15,534
2016	8,679
2017	6,345

Goodwill – Changes in goodwill during the quarter ended March 31, 2013 were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2012:
Goodwill, gross	$633,952	$27,178	$148,506	$809,636
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	613,952	27,178	148,506	789,636
Currency translation adjustment	(50)	—	—	(50)
Balance, March 31, 2013:
Goodwill, gross	633,902	27,178	148,506	809,586
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$613,902	$27,178	$148,506	$789,586

Other non-current assets – Other non-current assets were comprised of the following:

	March 31, 2013	December 31, 2012
Contract acquisition costs	$43,070	$43,036
Loans and notes receivable from distributors	17,810	18,162
Deferred advertising costs	10,544	13,783
Other	28,811	23,644
Other non-current assets	$100,235	$98,625

Changes in contract acquisition costs during the quarters ended March 31, 2013 and 2012 were as follows:

	Quarter Ended March 31,
	2013	2012
Balance, beginning of year	$43,036	$55,076
Additions(1)	4,269	520
Amortization	(4,102)	(4,379)
Other	(133)	(149)
Balance, end of period	$43,070	$51,068

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $3,177 for the quarter ended March 31, 2013 and $9,357 for the quarter ended March 31, 2012.

Accrued liabilities – Accrued liabilities were comprised of the following:

	March 31, 2013	December 31, 2012
Funds held for customers	$40,648	$42,460
Customer rebates	20,867	22,164
Income taxes	18,220	—
Employee profit sharing/cash bonus	14,082	40,670
Wages, including vacation	11,296	7,364
Interest	11,213	8,465
Contract acquisition costs due within one year	4,801	3,820
Restructuring due within one year (Note 8)	2,869	4,507
Other	30,299	25,553
Accrued liabilities	$154,295	$155,003

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
	2013	2012
Earnings per share – basic:
Net income	$45,875	$44,079
Income allocated to participating securities	(330)	(288)
Income available to common shareholders	$45,545	$43,791
Weighted-average shares outstanding	50,707	50,898
Earnings per share – basic	$0.90	$0.86

Earnings per share – diluted:
Net income	$45,875	$44,079
Income allocated to participating securities	(328)	(287)
Re-measurement of share-based awards classified as liabilities	153	13
Income available to common shareholders	$45,700	$43,805
Weighted-average shares outstanding	50,707	50,898
Dilutive impact of potential common shares	465	298
Weighted-average shares and potential common shares outstanding	51,172	51,196
Earnings per share – diluted	$0.89	$0.86

Antidilutive options excluded from calculation	412	2,164

Note 5: Other comprehensive income

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss were as follows:

	Pension and postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized loss on marketable securities, net of tax(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2012	$(45,303)	$(1,821)	$(92)	$6,569	$(40,647)
Other comprehensive income (loss) before reclassifications	—	—	8	(1,419)	(1,411)
Amounts reclassified from accumulated other comprehensive loss	526	260	—	—	786
Net current-period other comprehensive income (loss)	526	260	8	(1,419)	(625)
Balance, March 31, 2013	$(44,777)	$(1,561)	$(84)	$5,150	$(41,272)

(1) Relates to interest rate locks executed in 2004. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.
(2) Other comprehensive income before reclassifications is net of an income tax benefit of $3.

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
	2013	2012
Amortization of postretirement benefit plan items:
Prior service credit	$355	$764	(1)
Net actuarial loss	(1,110)	(1,469)	(1)
Total amortization	(755)	(705)	(1)
Tax benefit	229	266	(1)
Amortization of postretirement benefit plan items, net of tax	$(526)	$(439)	(1)

Amortization of loss on interest rate locks	$(412)	$(447)	Interest expense
Tax benefit	152	169	Income tax provision
Amortization of loss on interest rate locks, net of tax	$(260)	$(278)	Net income

Total reclassifications, net of tax	$(786)	$(717)

(1) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit (credit) expense. See Note 9 for additional details.

Note 6: Derivative financial instruments

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. The interest rate swaps related to our long-term debt due in 2020 meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and the related long-term debt are equal. The short-cut method is not being used for the interest rate swaps related to our long-term debt due in 2014. When the change in the fair value of these interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness in each period is presented in Note 7.

Information regarding interest rate swaps as of March 31, 2013 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$3,357	$2,831	Other non-current assets
Fair value hedge related to long-term debt due in 2020	200,000	(6,334)	(6,334)	Other non-current liabilities
Total fair value hedges	$398,000	$(2,977)	$(3,503)

Information regarding interest rate swaps as of December 31, 2012 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$3,858	$3,370	Other non-current assets
Fair value hedge related to long-term debt due in 2020	200,000	(4,189)	(4,189)	Other non-current liabilities
Total fair value hedges	$398,000	$(331)	$(819)

Note 7: Fair value measurements

Recurring fair value measurements – Cash and cash equivalents as of March 31, 2013 and December 31, 2012 included available-for-sale marketable securities (Note 3). These securities consist of investments in money market funds which are traded in active markets. As such, the fair value of the securities is determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters ended March 31, 2013 or 2012.

Funds held for customers included available-for-sale marketable securities (Note 3). These securities consist of a mutual fund investment which invests in Canadian and provincial government securities, as well as an investment in a six-month Canadian guaranteed investment certificate (GIC). The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC approximates cost due to its relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not significant for the quarters ended March 31, 2013 or 2012.

Other current assets included available-for-sale marketable securities (Note 3). These securities consist of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters ended March 31, 2013 or 2012.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments on the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense on the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense on the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. Net realized and unrealized gains recognized on the investment in mutual funds during the quarter ended March 31, 2013 were not significant. During the quarter ended March 31, 2012, net realized gains were not significant and we recognized a net unrealized gain of $111.

The fair value of interest rate swaps (Note 6) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate. The interest rate swaps related to our long-term debt due in 2020 meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and related long-term debt are equal. The short-cut method is not being used for our other interest rate swaps. Changes in the fair value of the interest rate swaps, as well as changes in the fair value of the hedged debt, are included in interest expense in the consolidated statements of comprehensive income and were as follows:

	Quarter Ended March 31,
	2013	2012
(Loss) gain from derivatives	$(2,646)	$241
Gain (loss) from change in fair value of hedged debt	2,684	(287)
Net decrease (increase) in interest expense	$38	$(46)

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of March 31, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$36,101	$36,101	$—	$—
Available-for-sale marketable securities (funds held for customers)	15,490	—	15,490	—
Available-for-sale marketable securities (other current assets)	2,115	—	2,115	—
Long-term investment in mutual funds	2,111	2,111	—	—
Derivative assets	3,357	—	3,357	—
Derivative liabilities	(6,334)	—	(6,334)	—

		Fair value measurements using
	Fair value as of December 31, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$9,350	$9,350	$—	$—
Available-for-sale marketable securities (funds held for customers)	15,800	—	15,800	—
Available-for-sale marketable securities (other current assets)	2,162	—	2,162	—
Long-term investment in mutual funds	2,196	2,196	—	—
Derivative assets	3,858	—	3,858	—
Derivative liabilities	(4,189)	—	(4,189)	—

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

Loans and notes receivable from distributors – We have receivables for loans made to our Safeguard® distributors. In addition, we have acquired the operations of several small business distributors which we then sold to our Safeguard distributors. In most cases, we entered into notes receivable upon the sale of the assets to the distributors. The fair value of these loans and notes receivable is calculated as the present value of expected future cash flows, discounted using an estimated interest rate based on published bond yields for companies of similar risk.

Long-term debt – For those notes traded in an active market, the fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market. Our long-term debt issued in November 2012 is not traded in an active market. As such, its fair value is determined by means of a pricing model utilizing readily observable market interest rates. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	March 31, 2013		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$34,640	$34,640	$34,640	$—	$—
Cash (funds held for customers)	25,904	25,904	25,904	—	—
Loans and notes receivable from distributors	19,707	19,275	—	—	19,275
Long-term debt(1)	649,912	675,940	482,274	193,666	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2012		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$36,085	$36,085	$36,085	$—	$—
Cash (funds held for customers)	27,340	27,340	27,340	—	—
Loans and notes receivable from distributors	19,843	19,170	—	—	19,170
Long-term debt	652,581	676,859	481,048	195,811	—

Note 8: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended March 31,
	2013	2012
Severance accruals	$990	$1,992
Severance reversals	(299)	(465)
Operating lease reversal	(157)	—
Net restructuring accruals	534	1,527
Other costs	915	350
Net restructuring charges	$1,449	$1,877

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
	2013	2012
Total cost of revenue	$78	$1,239
Operating expenses	1,371	638
Net restructuring charges	$1,449	$1,877

2013 restructuring charges – During the quarter ended March 31, 2013, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 20 employees. These charges were reduced by the reversal of $456 of severance and operating lease accruals recorded in previous years, as fewer employees received severance benefits than originally estimated and we entered into a sub-lease agreement related to an operating lease obligation. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

2012 restructuring charges – During the quarter ended March 31, 2012, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs, including the closing of one of our printing facilities in the fourth quarter of 2012. The restructuring accruals included severance benefits for approximately 145 employees. These charges were reduced by the reversal of restructuring accruals recorded in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $2,934 as of March 31, 2013 are reflected in the consolidated balance sheet as accrued liabilities of $2,869 and other non-current liabilities of $65. Restructuring accruals of $4,650 as of December 31, 2012 are reflected in the consolidated balance sheet as accrued liabilities of $4,507 and other non-current liabilities of $143. The majority of the employee reductions are expected to be completed by mid-2013, and we expect most of the related severance payments to be paid by the end of 2013, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through February 2015. As of March 31, 2013, approximately 65 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

Accruals for our restructuring initiatives, summarized by year, were as follows:

	2010 initiatives	2011 initiatives	2012 initiatives	2013 initiatives	Total
Balance, December 31, 2012	$85	$21	$4,544	$—	$4,650
Restructuring charges	—	49	32	909	990
Restructuring reversals	—	(3)	(453)	—	(456)
Payments	(51)	(65)	(2,024)	(110)	(2,250)
Balance, March 31, 2013	$34	$2	$2,099	$799	$2,934
Cumulative amounts:
Restructuring charges	$9,730	$9,124	$7,740	$909	$27,503
Restructuring reversals	(1,548)	(1,719)	(982)	—	(4,249)
Payments	(8,148)	(7,403)	(4,659)	(110)	(20,320)
Balance, March 31, 2013	$34	$2	$2,099	$799	$2,934

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2012	$643	$1,090	$44	$2,472	$251	$150	$4,650
Restructuring charges	308	346	2	334	—	—	990
Restructuring reversals	(87)	(52)	(2)	(158)	(157)	—	(456)
Payments	(472)	(528)	(12)	(1,132)	(16)	(90)	(2,250)
Balance, March 31, 2013	$392	$856	$32	$1,516	$78	$60	$2,934
Cumulative amounts(1):
Restructuring charges	$6,469	$6,436	$3,335	$10,306	$330	$627	$27,503
Restructuring reversals	(1,266)	(837)	(214)	(1,775)	(157)	—	(4,249)
Inter-segment transfer	309	50	(38)	(321)	—	—	—
Payments	(5,120)	(4,793)	(3,051)	(6,694)	(95)	(567)	(20,320)
Balance, March 31, 2013	$392	$856	$32	$1,516	$78	$60	$2,934

(1) Includes accruals related to our cost reduction initiatives for 2010 through 2013.

Note 9: Postretirement benefits

We have historically provided certain health care benefits for a large number of retired U.S. employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Pension and other postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

Postretirement benefit expense for each period consisted of the following components:

	Quarter Ended March 31,
	2013	2012
Interest cost	$913	$1,515
Expected return on plan assets	(2,008)	(1,950)
Amortization of prior service credit	(355)	(764)
Amortization of net actuarial losses	1,110	1,469
Net periodic benefit (credit) expense	$(340)	$270

Note 10: Debt

Debt outstanding was comprised of the following:

	March 31, 2013	December 31, 2012
5.125% senior, unsecured notes due October 1, 2014, net of discount(1)	$256,246	$256,770
7.0% senior notes due March 15, 2019	200,000	200,000
6.0% senior notes due November 15, 2020(2)	193,666	195,811
Long-term portion of capital lease obligations	517	—
Long-term portion of debt	650,429	652,581
Capital lease obligations due within one year	172	—
Total debt	$650,601	$652,581

(1) Includes increase due to cumulative change in fair value of hedged debt of $2,831 as of March 31, 2013 and $3,370 as of December 31, 2012.
(2) Includes decrease due to cumulative change in fair value of hedged debt of $6,334 as of March 31, 2013 and $4,189 as of December 31, 2012.

Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

All of our notes include covenants that place certain restrictions on the issuance of additional debt and limitations on certain liens. If our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined in such instruments, falls below two to one, there would be additional limitations on our ability to issue additional debt. The notes due in 2020 and 2019 also include limitations on our ability to issue redeemable stock and preferred stock, make loans and investments, and consolidate, merge or sell all or substantially all of our assets. Absent certain defined events of default under our debt instruments, and as long as our ratio of EBITDA to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate, although there are aggregate annual limits on the amount of dividends and share repurchases under the terms of our credit facility, as well as a cumulative limit on such payments through the term of the credit facility.

In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on April 3, 2013. The offer for holders to exchange the existing notes for registered securities expires on May 2, 2013 and the registered notes are expected to be issued on May 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 14. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,345. These proceeds were used to retire our senior notes which were due in June 2015. The fair value of the notes issued in November 2012 was $193,666 as of March 31, 2013, based on a pricing model utilizing readily observable market interest rates. As discussed in Note 6, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 14. At any time prior to March 15, 2014, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $218,000 as of March 31, 2013, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During 2011, we retired $10,000 of these notes and during 2009, we retired $11,500 of these notes. As of March 31, 2013, the fair value of the $253,500 remaining notes outstanding was $264,274 based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, we have entered into interest rate swaps to hedge a portion of these notes.

During the quarter ended March 31, 2013, we entered into capital lease obligations of $689 related to information technology hardware. The lease obligations will be paid through February 2017. The related assets are included in property, plant and equipment on the consolidated balance sheet. As the assets were not yet placed into service as of March 31, 2013, no depreciation expense was recorded for these assets during the quarter ended March 31, 2013.

As of March 31, 2013, we had a $200,000 credit facility, which expires in February 2017. Our commitment fee ranges from 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. No amounts were outstanding under our credit facility during the quarter ended March 31, 2013 or during 2012. As of March 31, 2013, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(7,898)
Net available for borrowing as of March 31, 2013	$192,102
(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

Note 11:  Other commitments and contingencies

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

Accruals for environmental matters were $8,469 as of March 31, 2013 and $8,446 as of December 31, 2012, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of comprehensive income for environmental matters was $447 for the quarter ended March 31, 2013 and $39 for the quarter ended March 31, 2012.

As of March 31, 2013, $4,978 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $7,933 had been paid through March 31, 2013. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of March 31, 2013. We do not anticipate significant net cash outlays for environmental matters in 2013. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,466 as of March 31, 2013 and $4,471 as of December 31, 2012, is accounted for on a discounted basis. The difference between the discounted and undiscounted workers' compensation liability was $21 as of March 31, 2013 and $20 as of December 31, 2012. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not recorded on a discounted basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a discounted basis. Our total liability for these medical and dental benefits totaled $3,912 as of March 31, 2013 and $3,872 as of December 31, 2012. The difference between the discounted and undiscounted medical and dental liability was $146 as of March 31, 2013 and December 31, 2012.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 12: Shareholders’ equity

Shares outstanding – Changes in common shares outstanding were as follows:

Quarter Ended March 31, 2013
Balance, December 31, 2012	50,614
Issued	424
Repurchased	(309)
Retired	(60)
Balance, March 31, 2013	50,669

In April 2013, we issued 193 shares to the previous owners of Banker's Dashboard, LLC, a company we acquired in April 2011. The purchase agreement for Banker's Dashboard required the accelerated issuance of these shares two years after the closing of the acquisition based on the retention of certain Banker's Dashboard employees. The fair value of the shares was recorded as a component of additional paid-in capital at the time of acquisition.

Share repurchases – We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 3,949 shares remained available for purchase under this authorization as of March 31, 2013. During the quarter ended March 31, 2013, we repurchased 309 shares for $12,609.

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

Accessories and other products – Small Business Services provides products designed to provide small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine optimization and marketing, social media marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as promotional products, postcards, brochures, apparel, greeting cards and business cards. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection and security services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability and risk management services.

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2012 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the quarters ended March 31, 2013 and 2012:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2013	$248,318	$87,131	$52,104	$—	$387,553
customers:	2012	229,595	90,593	57,793	—	377,981
Operating income:	2013	38,597	22,937	16,199	—	77,733
	2012	38,775	21,920	17,330	—	78,025
Depreciation and amortization	2013	11,223	2,695	1,981	—	15,899
expense:	2012	11,388	3,254	2,455	—	17,097
Total assets:	2013	873,017	90,840	168,985	308,968	1,441,810
	2012	824,579	97,561	172,231	315,639	1,410,010
Capital asset purchases:	2013	—	—	—	8,304	8,304
	2012	—	—	—	8,996	8,996

Note 14: Supplemental guarantor financial information

Our long-term notes due in 2019 and 2020 (Note 10), as well as obligations under our credit facility, are jointly and severally guaranteed on a full and unconditional basis, subject to the release provisions described herein, by certain 100%-owned subsidiaries. The subsidiary guarantees with respect to our long-term notes are subject to release upon the occurrence of certain events: the sale of all or substantially all of a subsidiary's assets, when the requirements for defeasance of the guaranteed securities have been satisfied, when the subsidiary is declared an unrestricted subsidiary, or upon satisfaction and discharge of the indenture.

The following condensed supplemental consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors. The presentation of total cost of revenue and total operating expenses for Deluxe Corporation for the quarter ended March 31, 2012 was modified to conform to the current year presentation. This correction had no impact on our consolidated financial statements.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	March 31, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$37,584	$1,315	$33,551	$(1,709)	$70,741
Trade accounts receivable, net	—	63,296	11,577	—	74,873
Inventories and supplies	—	21,337	2,398	—	23,735
Deferred income taxes	1,512	4,871	391	—	6,774
Funds held for customers	—	—	41,394	—	41,394
Other current assets	14,239	17,648	6,476	—	38,363
Total current assets	53,335	108,467	95,787	(1,709)	255,880
Deferred Income Taxes	5,506	—	1,621	(5,506)	1,621
Long-Term Investments	34,925	9,490	—	—	44,415
Property, Plant And Equipment, net	—	83,662	18,108	—	101,770
Assets Held For Sale	—	—	2,300	—	2,300
Intangibles, net	—	144,487	1,516	—	146,003
Goodwill	—	787,625	1,961	—	789,586
Investments In Consolidated Subsidiaries	1,169,929	86,852	—	(1,256,781)	—
Intercompany Receivable	—	107,929	122	(108,051)	—
Other Non-Current Assets	11,630	69,640	18,965	—	100,235
Total Assets	$1,275,325	$1,398,152	$140,380	$(1,372,047)	$1,441,810

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,456	$48,208	$5,255	$(1,709)	$63,210
Accrued liabilities	32,221	76,693	45,381	—	154,295
Long-term debt due within one year	172	—	—	—	172
Total current liabilities	43,849	124,901	50,636	(1,709)	217,677
Long-Term Debt	650,429	—	—	—	650,429
Deferred Income Taxes	—	77,630	2,620	(5,506)	74,744
Intercompany Payable	108,051	—	—	(108,051)	—
Other Non-Current Liabilities	9,173	25,692	272	—	35,137
Total Shareholders' Equity	463,823	1,169,929	86,852	(1,256,781)	463,823
Total Liabilities And Shareholders' Equity	$1,275,325	$1,398,152	$140,380	$(1,372,047)	$1,441,810

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

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

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended March 31, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$315,252	$55,732	$(31,109)	$339,875
Service revenue	2,175	42,232	12,742	(9,471)	47,678
Total Revenue	2,175	357,484	68,474	(40,580)	387,553
Cost of products sold	—	(104,235)	(34,296)	26,261	(112,270)
Cost of services provided	(1,338)	(21,104)	(8,029)	9,444	(21,027)
Total Cost Of Revenue	(1,338)	(125,339)	(42,325)	35,705	(133,297)
Gross Profit	837	232,145	26,149	(4,875)	254,256
Operating expenses	—	(160,726)	(20,672)	4,875	(176,523)
Operating Income	837	71,419	5,477	—	77,733
Interest expense	(9,468)	(1,653)	(190)	1,832	(9,479)
Other income (expense)	1,721	(529)	990	(1,832)	350
(Loss) Income Before Income Taxes	(6,910)	69,237	6,277	—	68,604
Income tax benefit (provision)	3,649	(24,368)	(2,010)	—	(22,729)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(3,261)	44,869	4,267	—	45,875
Equity in earnings of consolidated subsidiaries	49,136	4,267	—	(53,403)	—
Net Income	$45,875	$49,136	$4,267	$(53,403)	$45,875

Comprehensive Income	$45,250	$48,244	$2,886	$(51,130)	$45,250

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended March 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$313,385	$61,414	$(33,372)	$341,427
Service revenue	2,098	28,417	10,613	(4,574)	36,554
Total Revenue	2,098	341,802	72,027	(37,946)	377,981
Cost of products sold	—	(106,511)	(37,107)	32,003	(111,615)
Cost of services provided	(2,372)	(11,848)	(6,426)	4,774	(15,872)
Total Cost Of Revenue	(2,372)	(118,359)	(43,533)	36,777	(127,487)
Gross Profit	(274)	223,443	28,494	(1,169)	250,494
Operating expenses	—	(149,706)	(23,932)	1,169	(172,469)
Operating (Loss) Income	(274)	73,737	4,562	—	78,025
Interest expense	(11,667)	(2,262)	(285)	2,517	(11,697)
Other income (expense)	2,363	(254)	447	(2,517)	39
(Loss) Income Before Income Taxes	(9,578)	71,221	4,724	—	66,367
Income tax benefit (provision)	4,758	(25,560)	(1,486)	—	(22,288)
(Loss) Income Before Equity In Earnings Of Consolidated Subsidiaries	(4,820)	45,661	3,238	—	44,079
Equity in earnings of consolidated subsidiaries	48,899	3,238	—	(52,137)	—
Net Income	$44,079	$48,899	$3,238	$(52,137)	$44,079

Comprehensive Income	$45,610	$50,147	$4,078	$(54,225)	$45,610

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Quarter Ended March 31, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net Cash Provided By Operating Activities	$13,340	$33,079	$5,049	$—	$51,468

Cash Flows From Investing Activities:
Purchases of capital assets	—	(7,591)	(713)	—	(8,304)
Payments for acquisitions	—	—	(1,360)	—	(1,360)
Loans to distributors	—	(365)	—	—	(365)
Other	(80)	(24)	296	—	192
Net Cash Used By Investing Activities	(80)	(7,980)	(1,777)	—	(9,837)
Cash Flows From Financing Activities:
Payments for debt issue costs	(138)	—	—	—	(138)
Change in book overdrafts	25	(2,262)	—	2,292	55
Proceeds from issuing shares under employee plans	8,987	—	—	—	8,987
Excess tax benefit from share-based employee awards	915	—	—	—	915
Payments for common shares repurchased	(12,609)	—	—	—	(12,609)
Cash dividends paid to shareholders	(12,731)	—	—	—	(12,731)
Advances from (to) consolidated subsidiaries	25,013	(24,683)	(330)	—	—
Net Cash Provided (Used) By Financing Activities	9,462	(26,945)	(330)	2,292	(15,521)

Effect Of Exchange Rate Change On Cash	—	—	(804)	—	(804)

Net Change In Cash And Cash Equivalents	22,722	(1,846)	2,138	2,292	25,306
Cash And Cash Equivalents, Beginning Of Year	14,862	3,161	31,413	(4,001)	45,435
Cash And Cash Equivalents, End Of Period	$37,584	$1,315	$33,551	$(1,709)	$70,741

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Quarter Ended March 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net Cash Provided (Used) By Operating Activities	$15,168	$39,020	$(2,192)	$51,996

Cash Flows From Investing Activities:
Purchases of capital assets	—	(8,609)	(387)	(8,996)
Payments for acquisitions	—	—	(417)	(417)
Loans to distributors	—	(63)	(60)	(123)
Other	292	(49)	205	448
Net Cash Provided (Used) By Investing Activities	292	(8,721)	(659)	(9,088)
Cash Flows From Financing Activities:
Payments for debt issue costs	(1,038)	—	—	(1,038)
Change in book overdrafts	(3,712)	1,084	—	(2,628)
Proceeds from issuing shares under employee plans	2,661	—	—	2,661
Excess tax benefit from share-based employee awards	362	—	—	362
Cash dividends paid to shareholders	(12,760)	—	—	(12,760)
Advances from (to) consolidated subsidiaries	33,150	(27,691)	(5,459)	—
Net Cash Provided (Used) By Financing Activities	18,663	(26,607)	(5,459)	(13,403)

Effect Of Exchange Rate Change On Cash	—	—	523	523

Net Change In Cash And Cash Equivalents	34,123	3,692	(7,787)	30,028
Cash And Cash Equivalents, Beginning Of Year	3,047	1,522	24,118	28,687
Cash And Cash Equivalents, End Of Period	$37,170	$5,214	$16,331	$58,715

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to promote and sell a wide range of customized products and services. Our Small Business Services segment provides products and services to over four million small business customers and our Direct Checks segment provides products and services to more than eight million consumers. Through our Financial Services segment, we provide products and services to approximately 5,700 financial institution clients. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

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

Accessories and other products – Small Business Services provides products designed to provide small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services such as web design, hosting and other web services, logo design, search engine optimization and marketing, social media marketing, and digital printing services designed to fulfill the sales and marketing needs of small businesses, as well as products such as promotional products, postcards, brochures, apparel, greeting cards and business cards. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection and security services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability and risk management services.

Throughout the past several years, we have focused on transformational opportunities so that we are positioned to deliver increasing revenues and operating income in the future, while maintaining strong operating margins. These opportunities include new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, including marketing solutions and other services offerings. During 2013, we will continue our focus in these areas, with an emphasis on profitable revenue growth, increasing revenue from our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases with a focus on marketing solutions and other services.

Earnings for the first quarter of 2013, as compared to the first quarter of 2012, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our fulfillment, sales and marketing, and information technology organizations, as well as lower interest expense driven by the refinancing of our long-term debt in the fourth quarter of 2012. These increases in net income were partially offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage, the impact of two less business days in the first quarter of 2013, as well as increased investments in brand awareness campaigns.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). We made no significant changes to our strategies during the first quarter of 2013.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2012 Form 10-K, we anticipate that we will realize net cost reductions of approximately $50 million in 2013, as compared to our 2012 results of operations. We are currently on track to realize these savings during 2013. To date, most of our savings are from our sales, marketing and fulfillment organizations.

Outlook for 2013

We anticipate that consolidated revenue will be between $1.545 billion and $1.575 billion for 2013, compared to $1.515 billion for 2012. In Small Business Services, we expect the percentage increase in revenue to be in the high single digits compared to 2012 revenue of $961.6 million, as volume declines in core business products are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings, including incremental revenue from the OrangeSoda acquisition completed in May 2012. In Financial Services, we expect the percentage decrease in revenue to be in the mid single digits compared to 2012 revenue of $341.1 million, driven by check order declines of approximately five to six percent for the remainder of the year, partially offset by continued growth in non-check revenue, as well as price increases. In Direct Checks, we expect the percentage decrease in revenue to be in the middle to high single digits compared to 2012 revenue of $212.2 million, driven by check usage declines.

We expect that 2013 diluted earnings per share will be between $3.61 and $3.76, including $0.04 per share for restructuring-related costs, compared to $3.32 for 2012, which included total charges of $0.21 per share related to restructuring-related costs, losses on debt retirements and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities and lower interest expense will be partially offset by continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced internet capabilities. We also anticipate increases in delivery and material rates. We estimate that our annual effective tax rate for 2013 will be approximately 34.0%, compared to 32.0% for 2012.

We anticipate that net cash provided by operating activities will be between $240 million and $255 million in 2013, compared to $244 million in 2012, driven by higher earnings and lower funding of future medical benefits, partially offset by higher income tax and employee profit sharing/cash bonus payments. We anticipate contract acquisition payments of approximately $15 million in 2013, and we estimate that capital spending will be approximately $35 million in 2013 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability on our credit facility, will be sufficient to support our operations, including capital expenditures, required debt service, dividend payments and small-to-medium-sized acquisitions, for the next 12 months. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. We also anticipate that we will repurchase shares to offset the dilutive impact of shares issued under our employee stock incentive plan. To the extent we have cash flow in excess of these priorities, we plan to accumulate cash in advance of our October 2014 senior note maturity, and we may from time to time consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 Form 10-K. There were no significant changes in these items during the first quarter of 2013.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2013	2012	Change
Total revenue	$387,553	$377,981	2.5%
Orders(1)	13,332	13,853	(3.8%)
Revenue per order	$29.07	$27.28	6.6%

(1) Orders is our company-wide measure of volume and includes both product and service activity.

The increase in total revenue for the first quarter of 2013, as compared to the first quarter of 2012, was primarily due to price increases in all three segments, growth in marketing solutions and other services revenue and in our Small Business Services distributor channel, and incremental revenue from the acquisition of OrangeSoda in May 2012 . These revenue increases were partially offset by lower order volume for our personal check businesses, including the impact of two less business days in the first quarter of 2013, and continued pricing pressure on contract renewals within Financial Services.

Service revenue represented 12.3% of total revenue for the first quarter of 2013 and 9.7% for the first quarter of 2012. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended March 31,
	2013	2012
Checks, including contract settlements	58.4%	61.5%
Forms	12.8%	13.4%
Accessories and other products	9.6%	9.0%
Marketing solutions, including services	13.3%	10.8%
Other services	5.9%	5.3%
Total revenue	100.0%	100.0%

The number of orders decreased for the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the continuing decline in check usage, including the impact of two less business days in 2013, partially offset by growth in marketing solutions and other services and in the Small Business Services distributor channel. Revenue per order increased for the first quarter of 2013, as compared to the first quarter of 2012, primarily due to the benefit of price increases in all three segments, as well as a shift from personal check orders to higher dollar Small Business Services orders. At the same time, Financial Services continues to experience pricing pressure on contract renewals.

Consolidated Gross Margin

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
Gross profit	$254,256	$250,494	1.5%
Gross margin	65.6%	66.3%	(0.7) pts.

As with revenue, we do not separately analyze gross margin generated by product revenue and service revenue. Instead, we evaluate gross margin on a consolidated basis when analyzing our consolidated results of operations to gain important insight into significant profit drivers. As a significant portion of our revenue is generated from the sale of manufactured and purchased products, we believe the measure of gross margin best demonstrates our manufacturing and distribution performance, as well as the impact of pricing on our profitability. Gross margin is not a complete measure of profitability, as it omits selling, general and administrative (SG&A) expense. However, it is a financial measure which we believe is useful in evaluating our results of operations.

Gross margin decreased for the first quarter of 2013, as compared to the first quarter of 2012, due primarily to the shift in our revenue mix to services and outsourced products, as well as higher delivery rates and material costs in 2013. These decreases in gross margin were partially offset by the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives.

Consolidated Selling, General & Administrative Expense

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
SG&A expense	$175,152	$171,831	1.9%
SG&A expense as a percentage of total revenue	45.2%	45.5%	(0.3) pts.

The increase in SG&A expense for the first quarter of 2013, as compared to the first quarter of 2012, was driven primarily by increased Small Business Services commission expense due to increased volume, incremental operating expenses of the OrangeSoda acquisition completed in May 2012, and investments in brand awareness campaigns. These increases were partially offset by various expense reduction initiatives within sales, marketing and our shared services organizations, including improved labor and advertising efficiency.

Net Restructuring Charges

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
Net restructuring charges	$1,371	$638	$733

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including employee and equipment moves, training and travel. In addition to the restructuring charges shown here, net restructuring charges of $0.1 million for the first quarter of 2013 and $1.2 million for the first quarter of 2012 were included within cost of revenue in our consolidated statements of comprehensive income. Further information can be found under Restructuring Costs.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
Interest expense	$9,479	$11,697	(19.0%)
Weighted-average debt outstanding	653,500	738,347	(11.5%)
Weighted-average interest rate	5.34%	5.78%	(0.44) pts.

The decrease in interest expense for the first quarter of 2013, as compared to the first quarter of 2012, was due to our lower average debt level and weighted-average interest rate in 2013 driven by the refinancing of our long-term debt. In the fourth quarter of 2012, we retired long-term debt with an interest rate of 7.375% and we issued long-term debt with an interest rate of 6.0%.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
Income tax provision	$22,729	$22,288	2.0%
Effective tax rate	33.1%	33.6%	(0.5) pts.

The decrease in our effective tax rate for the first quarter of 2013, as compared to the first quarter of 2012, was primarily due to discrete credits to income tax expense in the first quarter of 2013, which reduced our effective tax rate by 1.1 points. The discrete credits included the impact of federal legislation passed in January 2013 which allows us to claim the research and development credit on our 2012 federal income tax return. Partially offsetting this reduction in our effective tax rate relative to 2012 were actions taken in 2012 to restore a portion of the deferred tax asset associated with our postretirement benefit plan, which reduced our 2012 effective tax rate by 0.8 points.

RESTRUCTURING COSTS

During the first quarter of 2013, we recorded net restructuring charges of $1.4 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $0.5 million. The restructuring accruals included charges of $1.0 million related to severance for employee reductions in various functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 20 employees. These charges were reduced by the reversal of $0.5 million of severance and operating lease accruals recorded in previous years, as fewer employees received severance benefits than originally estimated and we entered into a sub-lease agreement related to an operating lease obligation. The majority of the employee reductions included in our restructuring accruals are expected to be completed by mid-2013, and we expect most of the related severance payments to be paid by the end of 2013, utilizing cash from operations.

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

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $3 million in cost of revenue and $12 million in SG&A expense in 2013, in comparison to our 2012 results of operations, which represents a portion of the estimated $50 million of total net cost reductions we expect to realize in 2013. Expense reductions consist primarily of labor and facility costs.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
Total revenue	$248,318	$229,595	8.2%
Operating income	38,597	38,775	(0.5%)
Operating margin	15.5%	16.9%	(1.4) pts.

The increase in total revenue for the first quarter of 2013, as compared to the first quarter of 2012, was due primarily to price increases, growth in our distributor channel, incremental revenue from the acquisition of OrangeSoda in May 2012 and growth in marketing solutions and other services revenue. These increases in revenue were partially offset by the impact of two less business days in the first quarter of 2013.

Operating income and operating margin decreased for the first quarter of 2013, as compared to the first quarter of 2012, primarily due to the shift in our revenue mix to services and outsourced products, increased commission expense, investments in brand awareness campaigns, and increases in delivery rates and material costs in 2013. Partially offsetting these decreases in operating income and operating margin were price increases and benefits of our cost reduction initiatives.

Financial Services

Financial Services' products and services are sold through multiple channels, including a direct sales force. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
Total revenue	$87,131	$90,593	(3.8%)
Operating income	22,937	21,920	4.6%
Operating margin	26.3%	24.2%	2.1 pts.

The decrease in revenue for the first quarter of 2013, as compared to the first quarter of 2012, was due to a decrease in order volume resulting primarily from the continued decline in check usage and the impact of two less business days in the first quarter of 2013, as well as continuing competitive pricing pressure on contract renewals. Partially offsetting these revenue declines were price increases and growth in marketing solutions and other services.

Operating income and operating margin increased for the first quarter of 2013, as compared to the first quarter of 2012, primarily due to price increases and the benefit of our continuing cost reduction initiatives, partially offset by increased delivery rates and material costs in 2013.

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

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
Total revenue	$52,104	$57,793	(9.8%)
Operating income	16,199	17,330	(6.5%)
Operating margin	31.1%	30.0%	1.1 pts.

The decrease in revenue for the first quarter of 2013, as compared to the first quarter of 2012, was due to a reduction in orders stemming from the continued decline in check usage, as well as the impact of two less business days in the first quarter of 2013. Partially offsetting these revenue decreases was higher revenue per order, partly due to price increases.

The decrease in operating income for the first quarter of 2013, as compared to the first quarter of 2012, was due primarily to the lower order volume and increased delivery rates and material costs in 2013. These decreases in operating income were partially offset by benefits from our cost reduction initiatives and price increases.

Operating margin increased for the first quarter of 2013, as compared to the first quarter of 2012, as the benefits from our cost reduction initiatives and price increases exceeded the impact of increased delivery rates and material costs in 2013.

CASH FLOWS AND LIQUIDITY

As of March 31, 2013, we held cash and cash equivalents of $70.7 million. The following table shows our cash flow activity for the quarters ended March 31, 2013 and 2012, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
Net cash provided by operating activities	$51,468	$51,996	$(528)
Net cash used by investing activities	(9,837)	(9,088)	(749)
Net cash used by financing activities	(15,521)	(13,403)	(2,118)
Effect of exchange rate change on cash	(804)	523	(1,327)
Net change in cash and cash equivalents	$25,306	$30,028	$(4,722)

The $0.5 million decrease in net cash provided by operating activities for the first quarter of 2013, as compared to the first quarter of 2012, was due primarily to an $11.6 million increase in employee profit sharing/cash bonus payments related to our 2012 performance, offset by a $6.2 million decrease in contract acquisition payments in 2013, a $5.2 million decrease in the funding of medical benefits, lower income tax payments and the impact of changes in working capital.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
Employee profit sharing/cash bonus payments	$30,245	$18,649	$11,596
Funding of medical benefits	13,776	18,950	(5,174)
Interest payments	7,012	7,077	(65)
Contract acquisition payments	3,177	9,357	(6,180)
Income tax payments	2,515	7,196	(4,681)
Severance payments	2,144	2,547	(403)

Net cash used by investing activities in the first quarter of 2013 was $0.7 million higher than the first quarter of 2012 driven primarily by an increase in the amount spent for the acquisition of small business distributors. Net cash used by financing activities in the first quarter of 2013 was $2.1 million higher than the first quarter of 2012 due primarily to payments of $12.6 million for the repurchase of common shares in 2013, partially offset by an increase in proceeds from issuing shares under employee plans, as well as the change in book overdrafts.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
Proceeds from issuing shares under employee plans	$8,987	$2,661	$6,326

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2013	2012	Change
Cash dividends paid to shareholders	$12,731	$12,760	$(29)
Payments for common shares repurchased	12,609	—	12,609
Purchases of capital assets	8,304	8,996	(692)

We anticipate that net cash provided by operating activities will be between $240 million and $255 million in 2013, compared to $244 million in 2012, driven by higher earnings and lower funding of future medical benefits, partially offset by higher income tax and employee profit sharing/cash bonus payments. We anticipate that net cash generated by operating activities in 2013 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately

$35 million, share repurchases and possibly small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We plan to accumulate cash in advance of our October 2014 senior note maturity, and we may from time to time consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

We had $192.1 million available for borrowing under our credit facility as of March 31, 2013. We believe that net cash generated by operating activities, along with availability on our credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures, required debt service, dividend payments and possible small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $650.6 million as of March 31, 2013, a decrease of $2.0 million from December 31, 2012. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of March 31, 2013, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of March 31, 2013 included a $3.5 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2012, this fair value adjustment was a decrease of $0.8 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 6: Derivative financial instruments” and “Note 10: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2012 Form 10-K.

Our capital structure for each period was as follows:

	March 31, 2013		December 31, 2012
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$256,170	6.6%	$255,478	6.6%	$692
Floating interest rate	394,431	4.5%	397,103	4.5%	(2,672)
Total debt	650,601	5.3%	652,581	5.3%	(1,980)
Shareholders’ equity	463,823		432,935		30,888
Total capital	$1,114,424		$1,085,516		$28,908

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 3.9 million shares remained available for purchase under this authorization as of March 31, 2013. During the first quarter of 2013, we purchased 0.3 million shares for $12.6 million. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of March 31, 2013, we had a $200.0 million credit facility, which expires in February 2017. Our commitment fee ranges from 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of March 31, 2013 and we expect to remain in compliance with all debt covenants throughout the next 12 months. No amounts were outstanding under our credit facility during the quarter ended March 31, 2013 or during 2012. As of March 31, 2013, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(7,898)
Net available for borrowing as of March 31, 2013	$192,102
(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $3.2 million for the first quarter of 2013 and $9.4 million for the first quarter of 2012. We anticipate cash payments of approximately $15 million in 2013. Changes in contract acquisition costs during the quarters ended March 31, 2013 and 2012 were as follows:

	Quarter Ended March 31,
(in thousands)	2013	2012
Balance, beginning of year	$43,036	$55,076
Additions	4,269	520
Amortization	(4,102)	(4,379)
Other	(133)	(149)
Balance, end of period	$43,070	$51,068

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $4.8 million as of March 31, 2013 and $3.8 million as of December 31, 2012. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $4.9 million as of March 31, 2013 and December 31, 2012.

Foreign cash and investments – As of March 31, 2013, our subsidiaries located in Canada held cash and marketable securities of $35.4 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate the cash and marketable securities into the U.S., we would incur a U.S. tax liability of approximately $6 million.

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

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2012 Form 10-K. There were no significant changes in these obligations during the first quarter of 2013.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the first quarter of 2013 or during 2012.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2012 Form 10-K. There were no changes in these policies during the first quarter of 2013.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during the first quarter of 2013 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

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

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. Known material risks are discussed in Item 1A of the 2012 Form 10-K and are incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2013, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing October 2014, including increase of $2,831 related to cumulative change in fair value of hedged debt	$256,246	$264,274	4.3%
Long-term notes maturing March 2019	200,000	218,000	7.0%
Long-term notes maturing November 2020, including decrease of $6,334 related to cumulative change in fair value of hedged debt	193,666	193,666	5.0%
Capital lease obligations	689	689	2.0%
Total debt	$650,601	$676,629	5.3%

(1) For our long-term notes due in 2014 and 2019, fair value is based on quoted market prices as of March 31, 2013 for identical liabilities when traded as assets. For our long-term notes due in 2020, fair value is based on a pricing model utilizing readily observable market interest rates. Capital lease obligations are presented at their carrying amount.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of March 31, 2013, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of March 31, 2013 included a $3.5 million decrease related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness can be found under the caption “Note 7: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $1.0 million change in interest expense for the first quarter of 2013, excluding any hedge ineffectiveness related to our interest rate swaps.

We are exposed to changes in foreign currency exchange rates. Investments in, loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies, primarily the Canadian dollar. The effect of exchange rate changes is expected to have a minimal impact on our earnings and cash flows, as our foreign operations represent a relatively small portion of our business.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). There have been no significant changes to these risk factors since we filed the 2012 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which were completed during the first quarter of 2013:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2013 - January 31, 2013	—	$—	—	4,257,918
February 1, 2013 - February 28, 2013	—	—	—	4,257,918
March 1, 2013 - March 31, 2013	308,719	40.84	308,719	3,949,199
Total	308,719	$40.84	308,719	3,949,199

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 3.9 million shares remained available for purchase under this authorization as of March 31, 2013.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2013, we withheld 12,990 shares in conjunction with the vesting and exercise of equity-based awards.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

We held our annual shareholders meeting on May 1, 2013.

43,490,094 shares were represented (85.4% of the 50,947,442 shares outstanding and entitled to vote at the meeting). Three items were considered at the meeting, and the results of the voting were as follows:

(1) Election of Directors:

Shareholders were asked to elect nine directors to hold office until the 2014 annual meeting of shareholders. The nominees for director were: Ronald C. Baldwin, Charles A. Haggerty, Cheryl E. Mayberry McKissack, Don J. McGrath, Neil J. Metviner, Stephen P. Nachtsheim, Mary Ann O'Dwyer, Martyn R. Redgrave and Lee J. Schram. The results were as follows:

	For	Withheld	Broker non-vote
Ronald C. Baldwin	36,294,523	2,115,004	5,080,567
Charles A. Haggerty	36,267,489	2,142,038	5,080,567
Cheryl E. Mayberry McKissack	36,235,204	2,174,323	5,080,567
Don J. McGrath	36,300,954	2,108,573	5,080,567
Neil J. Metviner	36,301,113	2,108,414	5,080,567
Stephen P. Nachtsheim	36,294,621	2,114,906	5,080,567
Mary Ann O'Dwyer	35,380,370	3,029,157	5,080,567
Martyn R. Redgrave	36,238,544	2,170,983	5,080,567
Lee J. Schram	36,305,513	2,104,014	5,080,567

(2) A non-binding resolution to approve the compensation of our named executive officers, as described in the proxy statement filed in connection with the annual meeting (or "say-on-pay vote"):

For:	36,715,010
Against:	1,507,048
Abstain:	187,469
Broker non-vote:	5,080,567

(3) Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2013:

For:	43,038,291
Against:	344,592
Abstain:	107,211

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)	*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*
4.1
Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, N. A., as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)

*
4.2
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

*
4.3
Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.4
Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.5
Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)

*
4.6
Supplemental Indenture, dated as of March 12, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2010)

*
4.7
Supplemental Indenture, dated as of September 9, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 2010)

*
4.8
Indenture, dated as of March 15, 2011, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 7.00% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)

*
4.9
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

*
4.10
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

*
4.11
Indenture, dated as of November 27, 2012, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 6.000% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*

Exhibit Number	Description	Method of Filing
4.12
Registration Rights Agreement, dated as of November 27, 2012, by and among us, the guarantors listed on the signature pages thereto and J.P. Morgan, as representative of the several initial purchasers listed in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
4.13
Supplemental Indenture, dated as of November 26, 2012 among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
10.1	Form of Non-Qualified Stock Option Agreement (version 10/12)	Filed herewith
12.1	Statement re: Computation of Ratios	Filed herewith
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2013 and 2012, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2013, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012, and (v) Condensed Notes to Unaudited Consolidated Financial Statements**
Filed herewith
___________________
* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 2, 2013	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2013	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2013	/s/ Jeffrey J. Bata
Jeffrey J. Bata Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Form of Non-Qualified Stock Option Agreement (version 10/12)

12.1	Statement re: Computation of Ratios

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2013 and 2012, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2013, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012, and (v) Condensed Notes to Unaudited Consolidated Financial Statements