Form 10-Q
period 2013-06-30
DELUXE CORP
filed 2013-07-31
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 23, 2013 was 50,390,553.

PART I − FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$52,830	$45,435
Trade accounts receivable (net of allowances for uncollectible accounts of $3,988 and $3,912, respectively)	75,610	70,387
Inventories and supplies	25,197	23,291
Deferred income taxes	6,503	7,687
Funds held for customers	38,640	43,140
Other current assets	30,995	29,803
Total current assets	229,775	219,743
Deferred income taxes	1,600	1,662
Long-term investments (including $2,222 and $2,196 of investments at fair value, respectively)	44,061	46,898
Property, plant and equipment (net of accumulated depreciation of $363,111 and $358,580, respectively)	100,823	104,189
Assets held for sale	10,583	970
Intangibles (net of accumulated amortization of $491,492 and $472,078, respectively)	153,446	150,717
Goodwill	810,446	789,636
Other non-current assets	97,235	98,625
Total assets	$1,447,969	$1,412,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,764	$65,107
Accrued liabilities	138,127	155,003
Long-term debt due within one year	277	—
Total current liabilities	202,168	220,110
Long-term debt	642,167	652,581
Deferred income taxes	77,982	75,147
Other non-current liabilities	45,104	31,667
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2013 – 50,385; 2012 – 50,614)	50,385	50,614
Additional paid-in capital	29,134	47,968
Retained earnings	443,665	375,000
Accumulated other comprehensive loss (Note 5)	(42,636)	(40,647)
Total shareholders’ equity	480,548	432,935
Total liabilities and shareholders’ equity	$1,447,969	$1,412,440

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product revenue	$332,790	$332,530	$672,666	$673,958
Service revenue	48,643	38,484	96,321	75,038
Total revenue	381,433	371,014	768,987	748,996
Cost of products sold	(111,450)	(109,757)	(223,721)	(221,373)
Cost of services	(22,097)	(17,837)	(43,123)	(33,709)
Total cost of revenue	(133,547)	(127,594)	(266,844)	(255,082)
Gross profit	247,886	243,420	502,143	493,914
Selling, general and administrative expense	(164,501)	(167,718)	(339,653)	(339,549)
Net restructuring charges	(924)	(1,998)	(2,295)	(2,636)
Net loss on sale of facility	—	(128)	—	(128)
Operating income	82,461	73,576	160,195	151,601
Interest expense	(9,563)	(11,356)	(19,043)	(23,053)
Other income	142	317	491	356
Income before income taxes	73,040	62,537	141,643	128,904
Income tax provision	(24,888)	(20,275)	(47,616)	(42,563)
Net income	$48,152	$42,262	$94,027	$86,341

Comprehensive income	$46,788	$42,183	$92,038	$87,793

Basic earnings per share	$0.95	$0.83	$1.85	$1.69
Diluted earnings per share	0.94	0.82	1.83	1.68
Cash dividends per share	0.25	0.25	0.50	0.50

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2012	50,614	$50,614	$47,968	$375,000	$(40,647)	$432,935
Net income	—	—	—	94,027	—	94,027
Cash dividends	—	—	—	(25,362)	—	(25,362)
Common shares issued	652	652	10,827	—	—	11,479
Tax impact of share-based awards	—	—	669	—	—	669
Common shares repurchased	(815)	(815)	(31,185)	—	—	(32,000)
Other common shares retired	(66)	(66)	(2,504)	—	—	(2,570)
Fair value of share-based compensation	—	—	3,359	—	—	3,359
Other comprehensive loss (Note 5)	—	—	—	—	(1,989)	(1,989)
Balance, June 30, 2013	50,385	$50,385	$29,134	$443,665	$(42,636)	$480,548

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$94,027	$86,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,048	10,130
Amortization of intangibles	22,998	23,304
Amortization of contract acquisition costs	8,277	8,546
Deferred income taxes	(594)	4,110
Employee share-based compensation expense	3,611	3,404
Other non-cash items, net	4,745	4,885
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(5,825)	(28)
Inventories and supplies	(1,153)	(2,580)
Other current assets	41	(6,257)
Non-current assets	(4,896)	1,295
Accounts payable	(3,686)	(2,948)
Contract acquisition payments	(5,753)	(10,516)
Other accrued and non-current liabilities	(18,698)	(19,777)
Net cash provided by operating activities	102,142	99,909
Cash flows from investing activities:
Purchases of capital assets	(16,590)	(17,334)
Payments for acquisitions, net of cash acquired	(35,080)	(28,459)
Loans to distributors	(540)	(3,150)
Proceeds from company-owned life insurance policies	4,599	—
Other	1,929	3,211
Net cash used by investing activities	(45,682)	(45,732)
Cash flows from financing activities:
Payments on long-term debt	(41)	—
Payments for debt issue costs	(207)	(1,163)
Change in book overdrafts	51	(2,652)
Proceeds from issuing shares under employee plans	9,366	2,873
Excess tax benefit from share-based employee awards	1,121	443
Payments for common shares repurchased	(32,000)	(11,999)
Cash dividends paid to shareholders	(25,362)	(25,423)
Net cash used by financing activities	(47,072)	(37,921)

Effect of exchange rate change on cash	(1,993)	188

Net change in cash and cash equivalents	7,395	16,444
Cash and cash equivalents, beginning of year	45,435	28,687
Cash and cash equivalents, end of period	$52,830	$45,131

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of June 30, 2013, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2013 and 2012, the consolidated statement of shareholders’ equity for the six months ended June 30, 2013, and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited. The consolidated balance sheet as of December 31, 2012 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The guidance is effective for us on January 1, 2014. We do not expect the adoption of this standard to have a significant impact on our consolidated balance sheet.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

	June 30, 2013	December 31, 2012
Raw materials	$4,717	$4,818
Semi-finished goods	8,535	8,390
Finished goods	8,739	7,005
Supplies, primarily production	3,206	3,078
Inventories and supplies	$25,197	$23,291

Available-for-sale securities – Available-for-sale securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	June 30, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$9,902	$—	$(335)	$9,567
Canadian guaranteed investment certificate	5,229	—	—	5,229
Available-for-sale securities (funds held for customers)(1)	15,131	—	(335)	14,796
Money market securities (cash equivalents)	13,501	—	—	13,501
Canadian money market fund (other current assets)	2,054	—	—	2,054
Total available-for-sale securities	$30,686	$—	$(335)	$30,351

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2013, also included cash of $23,844.

	December 31, 2012
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$10,371	$—	$(115)	$10,256
Canadian guaranteed investment certificate	5,544	—	—	5,544
Available-for-sale securities (funds held for customers)(1)	15,915	—	(115)	15,800
Money market securities (cash equivalents)	9,350	—	—	9,350
Canadian money market fund (other current assets)	2,162	—	—	2,162
Total available-for-sale securities	$27,427	$—	$(115)	$27,312

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2012, also included cash of $27,340.

Expected maturities of available-for-sale securities as of June 30, 2013 were as follows:

Fair value
Due in one year or less	$21,903
Due in two to five years	4,057
Due in six to ten years	4,391
Total available-for-sale securities	$30,351

Further information regarding the fair value of available-for-sale securities can be found in Note 8: Fair value measurements.

Assets held for sale – Assets held for sale consisted of the operations of small business distributors which we purchased during the fourth quarter of 2012 and during 2013. The assets purchased consisted primarily of customer lists. We are actively marketing the assets and anticipate selling them within one year of their acquisition dates. Net assets held for sale consisted of the following:

	June 30, 2013	December 31, 2012	Balance sheet caption
Other current assets	$234	$—	Other current assets
Intangibles	10,313	970	Assets held for sale
Other non-current assets	270	—	Assets held for sale
Accrued liabilities	(75)	—	Accrued liabilities
Non-current deferred income tax liabilities	(3,032)	—	Other non-current liabilities
Net assets held for sale	$7,710	$970

Intangibles – Intangibles were comprised of the following:

	June 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	455,991	(391,692)	64,299	438,988	(376,111)	62,877
Trade names	68,261	(31,489)	36,772	68,561	(30,151)	38,410
Customer lists/relationships	63,206	(31,654)	31,552	58,735	(30,287)	28,448
Distributor contracts	30,900	(30,900)	—	30,900	(29,999)	901
Other	7,480	(5,757)	1,723	6,511	(5,530)	981
Amortizable intangibles	625,838	(491,492)	134,346	603,695	(472,078)	131,617
Intangibles	$644,938	$(491,492)	$153,446	$622,795	$(472,078)	$150,717

Amortization of intangibles was $11,655 for the quarter ended June 30, 2013 and $11,315 for the quarter ended June 30, 2012. Amortization of intangibles was $22,998 for the six months ended June 30, 2013 and $23,304 for the six months ended June 30, 2012. Based on the intangibles in service as of June 30, 2013, estimated future amortization expense is as follows:

Estimated amortization expense
Remainder of 2013	$20,620
2014	32,841
2015	20,484
2016	11,656
2017	7,842

Goodwill – Changes in goodwill during the six months ended June 30, 2013 were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2012:
Goodwill, gross	$633,952	$27,178	$148,506	$809,636
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	613,952	27,178	148,506	789,636
Acquisition of VerticalResponse, Inc. (Note 6)	20,925	—	—	20,925
Currency translation adjustment	(115)	—	—	(115)
Balance, June 30, 2013:
Goodwill, gross	654,762	27,178	148,506	830,446
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$634,762	$27,178	$148,506	$810,446

Other non-current assets – Other non-current assets were comprised of the following:

	June 30, 2013	December 31, 2012
Contract acquisition costs	$40,521	$43,036
Loans and notes receivable from distributors	17,474	18,162
Postretirement benefit plan asset	10,747	4,993
Deferred advertising costs	9,934	13,783
Other	18,559	18,651
Other non-current assets	$97,235	$98,625

Changes in contract acquisition costs during the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
Balance, beginning of year	$43,036	$55,076
Additions(1)	6,033	2,668
Amortization	(8,277)	(8,546)
Other	(271)	(292)
Balance, end of period	$40,521	$48,906

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $5,753 for the six months ended June 30, 2013 and $10,516 for the six months ended June 30, 2012.

Accrued liabilities – Accrued liabilities were comprised of the following:

	June 30, 2013	December 31, 2012
Funds held for customers	$38,104	$42,460
Customer rebates	21,666	22,164
Employee profit sharing/cash bonus	20,893	40,670
Wages, including vacation	11,929	7,364
Deferred revenue	10,787	7,825
Interest	8,867	8,465
Contract acquisition costs due within one year	4,029	3,820
Restructuring due within one year (Note 9)	2,213	4,507
Other	19,639	17,728
Accrued liabilities	$138,127	$155,003

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings per share – basic:
Net income	$48,152	$42,262	$94,027	$86,341
Income allocated to participating securities	(198)	(287)	(529)	(575)
Income available to common shareholders	$47,954	$41,975	$93,498	$85,766
Weighted-average shares outstanding	50,545	50,737	50,625	50,796
Earnings per share – basic	$0.95	$0.83	$1.85	$1.69

Earnings per share – diluted:
Net income	$48,152	$42,262	$94,027	$86,341
Income allocated to participating securities	(197)	(286)	(525)	(573)
Re-measurement of share-based awards classified as liabilities	(128)	23	25	35
Income available to common shareholders	$47,827	$41,999	$93,527	$85,803
Weighted-average shares outstanding	50,545	50,737	50,625	50,796
Dilutive impact of potential common shares	437	249	451	273
Weighted-average shares and potential common shares outstanding	50,982	50,986	51,076	51,069
Earnings per share – diluted	$0.94	$0.82	$1.83	$1.68

Antidilutive options excluded from calculation	446	2,010	446	2,010

Note 5: Other comprehensive income

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss were as follows:

	Pension and postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized loss on marketable securities, net of tax(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2012	$(45,303)	$(1,821)	$(92)	$6,569	$(40,647)
Other comprehensive loss before reclassifications	—	—	(172)	(3,390)	(3,562)
Amounts reclassified from accumulated other comprehensive loss	1,053	520	—	—	1,573
Net current-period other comprehensive income (loss)	1,053	520	(172)	(3,390)	(1,989)
Balance, June 30, 2013	$(44,250)	$(1,301)	$(264)	$3,179	$(42,636)

(1) Relates to interest rate locks executed in 2004. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.
(2) Other comprehensive loss before reclassifications is net of an income tax benefit of $61.

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization of postretirement benefit plan items:
Prior service credit	$355	$764	$711	$1,528	(1)
Net actuarial loss	(1,110)	(1,469)	(2,220)	(2,939)	(1)
Total amortization	(755)	(705)	(1,509)	(1,411)	(1)
Tax benefit	228	266	456	533	(1)
Amortization of postretirement benefit plan items, net of tax	(527)	(439)	(1,053)	(878)	(1)

Amortization of loss on interest rate locks	(418)	(448)	(836)	(895)	Interest expense
Tax benefit	158	169	316	338	Income tax provision
Amortization of loss on interest rate locks, net of tax	(260)	(279)	(520)	(557)	Net income

Total reclassifications, net of tax	$(787)	$(718)	$(1,573)	$(1,435)

(1) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit (credit) expense. See Note 10 for additional details.

Note 6: Acquisitions

In June 2013, we acquired all of the outstanding capital stock of VerticalResponse, Inc., in a cash transaction for $27,299, net of cash acquired. We funded the acquisition with cash on hand. VerticalResponse is a provider of self-service marketing solutions for small businesses, including email marketing, social media, online event marketing, postcard marketing and on-line surveys. The preliminary allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $20,925. We expect to finalize the allocation of the purchase price during the third quarter of 2013 when our valuation of intangibles and deferred income taxes, as well as our determination of intangible useful lives, is finalized. The acquisition resulted in goodwill as we expect to accelerate revenue growth in marketing solutions and other services by adding VerticalResponse's established customer base and online promotional and internet marketing capabilities. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statements of comprehensive income for the quarter and six months ended June 30, 2013. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

Intangible assets recorded as of June 30, 2013 for the VerticalResponse acquisition consisted primarily of customer relationships with an aggregate value of $7,200 and a preliminary weighted-average useful life of 7 years, as well as internal-use software with an aggregate value of $3,913 and a preliminary weighted-average useful life of 4 years. The customer relationships are being amortized in relation to the expected cash flows and the internal-use software is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 8.

During 2013, we also acquired the operations of small business distributors for aggregate cash payments of $7,781. The assets acquired consisted primarily of customer lists which we are actively marketing and which we anticipate selling within one year of their acquisition dates. As such, the assets and liabilities of these distributors are designated as held for sale in our consolidated balance sheets. Further information regarding net assets held for sale can be found in Note 3, and information regarding the calculation of the estimated fair values of the acquired assets can be found in Note 8.

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

Information regarding interest rate swaps as of June 30, 2013 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$2,935	$2,364	Other non-current assets
Fair value hedge related to long-term debt due in 2020	200,000	(14,447)	(14,447)	Other non-current liabilities
Total fair value hedges	$398,000	$(11,512)	$(12,083)

Information regarding interest rate swaps as of December 31, 2012 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$3,858	$3,370	Other non-current assets
Fair value hedge related to long-term debt due in 2020	200,000	(4,189)	(4,189)	Other non-current liabilities
Total fair value hedges	$398,000	$(331)	$(819)

Note 8: Fair value measurements

2013 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during 2013 were comprised primarily of customer relationships and internal-use software associated with the acquisition of VerticalResponse, Inc. (Note 6). The valuation of these intangibles is expected to be finalized during the third quarter of 2013. The fair value of the customer relationship was estimated using the multi-period excess earnings method. Assumptions used in this calculation included same-customer revenue growth rates and estimated customer retention rates based on the acquiree's historical information. The preliminary calculated fair value of the customer lists was $7,200. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated. As the software was recently developed, the estimated cost to reproduce was based on the actual time and labor rates incurred by the acquiree. The preliminary calculated fair value of the internal-use software was $3,913.

In addition to the VerticalResponse acquisition, we also acquired the operations of small business distributors during 2013 for aggregate cash payments of $7,781. The assets acquired consisted primarily of the distributors' customer lists which we anticipate selling to our Safeguard® distributors. The fair value of the customer lists is based on the estimated future cash flows expected to be generated via the acquired customer lists. These assets are held for sale and thus, are not being amortized. Further information regarding net assets held for sale can be found in Note 3.

Recurring fair value measurements – Cash and cash equivalents as of June 30, 2013 and December 31, 2012 included available-for-sale marketable securities (Note 3). These securities consist of investments in money market funds which are traded in active markets. As such, the fair value of the securities is determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or six months ended June 30, 2013 or 2012.

Funds held for customers included available-for-sale marketable securities (Note 3). These securities consist of a mutual fund investment which invests in Canadian and provincial government securities, as well as an investment in a six-month Canadian guaranteed investment certificate (GIC). The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC approximates cost due to its relatively short duration. Unrealized gains and losses on the Canadian mutual fund investment, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not significant for the quarters or six months ended June 30, 2013 or 2012.

Other current assets included available-for-sale marketable securities (Note 3). These securities consist of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or six months ended June 30, 2013 or 2012.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments on the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense on the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense on the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. During the quarters and six months ended June 30, 2013 and 2012, net realized gains were not significant. We recognized net unrealized gains of $145 during the six months ended June 30, 2013. Net unrealized gains recognized during the six months ended June 30, 2012 were not significant.

The fair value of interest rate swaps (Note 7) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate. The interest rate swaps related to our long-term debt due in 2020 meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and related long-term debt are equal. The short-cut method is not being used for our other interest rate swaps. Changes in the fair value of the interest rate swaps, as well as changes in the fair value of the hedged debt, are included in interest expense in the consolidated statements of comprehensive income and were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Loss) gain from derivatives	$(8,536)	$322	$(11,181)	$563
Gain (loss) from change in fair value of hedged debt	8,580	(288)	11,264	(769)
Net decrease (increase) in interest expense	$44	$34	$83	$(206)

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of June 30, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$13,501	$13,501	$—	$—
Available-for-sale marketable securities (funds held for customers)	14,796	—	14,796	—
Available-for-sale marketable securities (other current assets)	2,054	—	2,054	—
Long-term investment in mutual funds	2,222	2,222	—	—
Derivative assets	2,935	—	2,935	—
Derivative liabilities	(14,447)	—	(14,447)	—

		Fair value measurements using
	Fair value as of December 31, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$9,350	$9,350	$—	$—
Available-for-sale marketable securities (funds held for customers)	15,800	—	15,800	—
Available-for-sale marketable securities (other current assets)	2,162	—	2,162	—
Long-term investment in mutual funds	2,196	2,196	—	—
Derivative assets	3,858	—	3,858	—
Derivative liabilities	(4,189)	—	(4,189)	—

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

Long-term debt – For those notes traded in an active market, the fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market. As of December 31, 2012 our long-term debt issued in November 2012 was not traded in an active market. As such, the fair value as of that date was determined by means of a pricing model utilizing readily observable market interest rates. As these notes began trading in an active market during the second quarter of 2013, the fair value of these notes was reported as a Level 1 fair value measurement as of June 30, 2013. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	June 30, 2013		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$39,329	$39,329	$39,329	$—	$—
Cash (funds held for customers)	23,844	23,844	23,844	—	—
Loans and notes receivable from distributors	19,408	18,442	—	—	18,442
Long-term debt(1)	641,346	681,699	681,699	—	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2012		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$36,085	$36,085	$36,085	$—	$—
Cash (funds held for customers)	27,340	27,340	27,340	—	—
Loans and notes receivable from distributors	19,843	19,170	—	—	19,170
Long-term debt	652,581	676,859	481,048	195,811	—

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Severance accruals	$884	$1,044	$1,874	$3,036
Severance reversals	(179)	(443)	(478)	(908)
Operating lease obligations	2	—	2	—
Operating lease reversals	—	—	(157)	—
Net restructuring accruals	707	601	1,241	2,128
Other costs	344	1,320	1,259	1,670
Net restructuring charges	$1,051	$1,921	$2,500	$3,798

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total cost of revenue	$127	$(77)	$205	$1,162
Operating expenses	924	1,998	2,295	2,636
Net restructuring charges	$1,051	$1,921	$2,500	$3,798

2013 restructuring charges – During the quarter and six months ended June 30, 2013, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 30 employees for the quarter ended June 30, 2013 and severance benefits for approximately 50 employees for the six months ended June 30, 2013. These charges were reduced by the reversal of restructuring accruals recorded in previous years, as fewer employees received severance benefits than originally estimated and we entered into a sub-lease agreement related to an operating lease obligation. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

2012 restructuring charges – During the quarter ended June 30, 2012, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs, including the closing of two customer call centers during the third quarter of 2012 and the closing of a printing facility in the fourth quarter of 2012. Restructuring charges for the six months ended June 30, 2012 also included severance benefits related to the closing of an additional printing facility during the fourth quarter of 2012. The restructuring accruals included severance benefits for approximately 50 employees for the quarter ended June 30, 2012 and severance benefits for approximately 195 employees for the six months ended June 30, 2012. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $2,239 as of June 30, 2013 are reflected in the consolidated balance sheet as accrued liabilities of $2,213 and other non-current liabilities of $26. Restructuring accruals of $4,650 as of December 31, 2012 are reflected in the consolidated balance sheet as accrued liabilities of $4,507 and other non-current liabilities of $143. The majority of the employee reductions are expected to be completed by the first quarter of 2014, and we expect most of the related severance payments to be paid by mid-2014, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through February 2015. As of June 30, 2013, approximately 45 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

Accruals for our restructuring initiatives, summarized by year, were as follows:

	2010 initiatives	2011 initiatives	2012 initiatives	2013 initiatives	Total
Balance, December 31, 2012	$85	$21	$4,544	$—	$4,650
Restructuring charges	—	49	114	1,713	1,876
Restructuring reversals	—	(3)	(601)	(31)	(635)
Payments	(85)	(67)	(2,904)	(596)	(3,652)
Balance, June 30, 2013	$—	$—	$1,153	$1,086	$2,239
Cumulative amounts:
Restructuring charges	$9,730	$9,124	$7,822	$1,713	$28,389
Restructuring reversals	(1,548)	(1,719)	(1,130)	(31)	(4,428)
Payments	(8,182)	(7,405)	(5,539)	(596)	(21,722)
Balance, June 30, 2013	$—	$—	$1,153	$1,086	$2,239

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2012	$643	$1,090	$44	$2,472	$251	$150	$4,650
Restructuring charges	486	647	90	651	2	—	1,876
Restructuring reversals	(96)	(116)	(2)	(264)	(157)	—	(635)
Payments	(811)	(980)	(13)	(1,641)	(57)	(150)	(3,652)
Balance, June 30, 2013	$222	$641	$119	$1,218	$39	$—	$2,239
Cumulative amounts(1):
Restructuring charges	$6,647	$6,737	$3,423	$10,623	$332	$627	$28,389
Restructuring reversals	(1,275)	(901)	(214)	(1,881)	(157)	—	(4,428)
Inter-segment transfer	309	50	(38)	(321)	—	—	—
Payments	(5,459)	(5,245)	(3,052)	(7,203)	(136)	(627)	(21,722)
Balance, June 30, 2013	$222	$641	$119	$1,218	$39	$—	$2,239

(1) Includes accruals related to our cost reduction initiatives for 2010 through 2013.

Note 10: Postretirement benefits

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

Postretirement benefit (credit) expense for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest cost	$913	$1,515	$1,826	$3,030
Expected return on plan assets	(2,008)	(1,950)	(4,015)	(3,901)
Amortization of prior service credit	(355)	(764)	(711)	(1,528)
Amortization of net actuarial losses	1,110	1,469	2,220	2,939
Net periodic benefit (credit) expense	$(340)	$270	$(680)	$540

Note 11: Debt

Debt outstanding was comprised of the following:

	June 30, 2013	December 31, 2012
5.125% senior, unsecured notes due October 1, 2014, net of discount(1)	$255,793	$256,770
7.0% senior notes due March 15, 2019	200,000	200,000
6.0% senior notes due November 15, 2020(2)	185,553	195,811
Long-term portion of capital lease obligations	821	—
Long-term portion of debt	642,167	652,581
Capital lease obligations due within one year	277	—
Total debt	$642,444	$652,581

(1) Includes increase due to cumulative change in fair value of hedged debt of $2,364 as of June 30, 2013 and $3,370 as of December 31, 2012.
(2) Includes decrease due to cumulative change in fair value of hedged debt of $14,447 as of June 30, 2013 and $4,189 as of December 31, 2012.

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

In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,368. These proceeds were used to retire our senior notes which were due in June 2015. The fair value of the notes issued in November 2012 was $210,000 as of June 30, 2013, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to March 15, 2014, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $214,100 as of June 30, 2013, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During 2011, we retired $10,000 of these notes and during 2009, we retired $11,500 of these notes. As of June 30, 2013, the fair value of the $253,500 remaining notes outstanding was $257,599 based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge a portion of these notes.

As of June 30, 2013, we had capital lease obligations of $1,098 related to information technology hardware. The lease obligations will be paid through May 2017. The related assets are included in property, plant and equipment on the consolidated balance sheet as of June 30, 2013. As the assets have not yet been placed into service, no depreciation expense was recorded for these assets during the six months ended June 30, 2013.

As of June 30, 2013, we had a $200,000 credit facility, which expires in February 2017. Our commitment fee ranges from 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. No amounts were outstanding under our credit facility during the six months ended June 30, 2013 or during 2012. As of June 30, 2013, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(7,965)
Net available for borrowing as of June 30, 2013	$192,035
(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

Note 12:  Other commitments and contingencies

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

Accruals for environmental matters were $8,426 as of June 30, 2013 and $8,446 as of December 31, 2012, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of comprehensive income for environmental matters was $750 for the six months ended June 30, 2013 and $546 for the six months ended June 30, 2012.

As of June 30, 2013, $4,640 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $8,271 had been paid through June 30, 2013. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of June 30, 2013. We do not anticipate significant net cash outlays for environmental matters in 2013. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,177 as of June 30, 2013 and $4,471 as of December 31, 2012, is accounted for on a discounted basis. The difference between the discounted and undiscounted workers' compensation liability was $24 as of June 30, 2013 and $20 as of December 31, 2012. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not recorded on a discounted basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a discounted basis. Our total liability for these medical and dental benefits totaled $3,135 as of June 30, 2013 and $3,872 as of December 31, 2012. The difference between the discounted and undiscounted medical and dental liability was $146 as of June 30, 2013 and December 31, 2012.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 13: Shareholders’ equity

Shares outstanding – In April 2013, we issued 193 shares to the previous owners of Banker's Dashboard, LLC, a company we acquired in April 2011. The purchase agreement for Banker's Dashboard required the accelerated issuance of these shares two years after the closing of the acquisition based on the retention of certain Banker's Dashboard employees. The fair value of the shares was recorded as a component of additional paid-in capital at the time of acquisition.

Share repurchases – We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 3,442 shares remained available for purchase under this authorization as of June 30, 2013. During the six months ended June 30, 2013, we repurchased 815 shares for $32,000.

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

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses such as web design, hosting and other web services, search engine optimization, marketing services, including email, mobile, social media and other self-service marketing solutions, digital printing services and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, apparel, greeting cards and business cards. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

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

The following is our segment information as of and for the quarters ended June 30, 2013 and 2012:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2013	$251,825	$83,082	$46,526	$—	$381,433
customers:	2012	233,088	85,664	52,262	—	371,014
Operating income:	2013	46,193	21,554	14,714	—	82,461
	2012	38,241	19,981	15,354	—	73,576
Depreciation and amortization	2013	11,468	2,695	1,984	—	16,147
expense:	2012	11,017	3,021	2,299	—	16,337
Total assets:	2013	912,068	86,104	167,362	282,435	1,447,969
	2012	860,819	93,928	171,222	296,225	1,422,194
Capital asset purchases:	2013	—	—	—	8,286	8,286
	2012	—	—	—	8,338	8,338

The following is our segment information as of and for the six months ended June 30, 2013 and 2012:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2013	$500,144	$170,213	$98,630	$—	$768,987
customers:	2012	462,684	176,257	110,055	—	748,996
Operating income:	2013	84,790	44,492	30,913	—	160,195
	2012	77,015	41,902	32,684	—	151,601
Depreciation and amortization	2013	22,690	5,390	3,966	—	32,046
expense:	2012	22,404	6,275	4,755	—	33,434
Total assets:	2013	912,068	86,104	167,362	282,435	1,447,969
	2012	860,819	93,928	171,222	296,225	1,422,194
Capital asset purchases:	2013	—	—	—	16,590	16,590
	2012	—	—	—	17,334	17,334

Note 15: Supplemental guarantor financial information

Our long-term notes due in 2019 and 2020 (Note 11), as well as obligations under our credit facility, are jointly and severally guaranteed on a full and unconditional basis, subject to the release provisions described herein, by certain 100%-owned subsidiaries. The subsidiary guarantees with respect to our long-term notes are subject to release upon the occurrence of certain events: the sale of all or substantially all of a subsidiary's assets, when the requirements for defeasance of the guaranteed securities have been satisfied, when the subsidiary is declared an unrestricted subsidiary, or upon satisfaction and discharge of the indenture.

The following condensed supplemental consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors. The presentation of total cost of revenue and total operating expenses for Deluxe Corporation for the quarters and six months ended June 30, 2012 was modified to conform to the current year presentation. This correction had no impact on our consolidated financial statements.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	June 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$14,720	$2,937	$35,974	$(801)	$52,830
Trade accounts receivable, net	—	62,807	12,803	—	75,610
Inventories and supplies	—	21,355	3,842	—	25,197
Deferred income taxes	1,373	4,711	419	—	6,503
Funds held for customers	—	—	38,640	—	38,640
Other current assets	7,723	16,922	6,350	—	30,995
Total current assets	23,816	108,732	98,028	(801)	229,775
Deferred income taxes	5,497	—	1,600	(5,497)	1,600
Long-term investments	35,182	8,879	—	—	44,061
Property, plant and equipment, net	—	83,081	17,742	—	100,823
Assets held for sale	—	—	10,583	—	10,583
Intangibles, net	—	151,869	1,577	—	153,446
Goodwill	—	808,549	1,897	—	810,446
Investments in consolidated subsidiaries	1,219,324	89,894	—	(1,309,218)	—
Intercompany receivable	—	133,321	—	(133,321)	—
Other non-current assets	10,935	67,787	18,513	—	97,235
Total assets	$1,294,754	$1,452,112	$149,940	$(1,448,837)	$1,447,969

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,976	$45,680	$5,909	$(801)	$63,764
Accrued liabilities	12,303	81,742	44,082	—	138,127
Long-term debt due within one year	277	—	—	—	277
Total current liabilities	25,556	127,422	49,991	(801)	202,168
Long-term debt	642,167	—	—	—	642,167
Deferred income taxes	—	80,863	2,616	(5,497)	77,982
Intercompany payable	129,146	—	4,175	(133,321)	—
Other non-current liabilities	17,337	24,503	3,264	—	45,104
Total shareholders' equity	480,548	1,219,324	89,894	(1,309,218)	480,548
Total liabilities and shareholders' equity	$1,294,754	$1,452,112	$149,940	$(1,448,837)	$1,447,969

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

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended June 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$304,074	$55,188	$(26,472)	$332,790
Service revenue	2,175	45,168	12,006	(10,706)	48,643
Total revenue	2,175	349,242	67,194	(37,178)	381,433
Cost of products sold	—	(102,410)	(33,325)	24,285	(111,450)
Cost of services	(1,316)	(21,147)	(7,643)	8,009	(22,097)
Total cost of revenue	(1,316)	(123,557)	(40,968)	32,294	(133,547)
Gross profit	859	225,685	26,226	(4,884)	247,886
Operating expenses	—	(150,081)	(20,228)	4,884	(165,425)
Operating income	859	75,604	5,998	—	82,461
Interest expense	(9,555)	(2,676)	(303)	2,971	(9,563)
Other income (expense)	2,372	(301)	1,042	(2,971)	142
(Loss) income before income taxes	(6,324)	72,627	6,737	—	73,040
Income tax benefit (provision)	2,929	(25,922)	(1,895)	—	(24,888)
(Loss) income before equity in earnings of consolidated subsidiaries	(3,395)	46,705	4,842	—	48,152
Equity in earnings of consolidated subsidiaries	51,547	4,842	—	(56,389)	—
Net income	$48,152	$51,547	$4,842	$(56,389)	$48,152

Comprehensive income	$46,788	$49,916	$2,719	$(52,635)	$46,788

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended June 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$304,313	$57,809	$(29,592)	$332,530
Service revenue	2,135	30,900	9,905	(4,456)	38,484
Total revenue	2,135	335,213	67,714	(34,048)	371,014
Cost of products sold	—	(104,397)	(33,455)	28,095	(109,757)
Cost of services	(998)	(14,394)	(5,650)	3,205	(17,837)
Total cost of revenue	(998)	(118,791)	(39,105)	31,300	(127,594)
Gross profit	1,137	216,422	28,609	(2,748)	243,420
Operating expenses	—	(149,141)	(23,451)	2,748	(169,844)
Operating income	1,137	67,281	5,158	—	73,576
Interest expense	(11,339)	(3,345)	(407)	3,735	(11,356)
Other income	3,337	569	146	(3,735)	317
(Loss) income before income taxes	(6,865)	64,505	4,897	—	62,537
Income tax benefit (provision)	3,884	(21,218)	(2,941)	—	(20,275)
(Loss) income before equity in earnings of consolidated subsidiaries	(2,981)	43,287	1,956	—	42,262
Equity in earnings of consolidated subsidiaries	45,243	1,956	—	(47,199)	—
Net income	$42,262	$45,243	$1,956	$(47,199)	$42,262

Comprehensive income	$42,183	$44,879	$1,185	$(46,064)	$42,183

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Six Months Ended June 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$619,328	$110,920	$(57,582)	$672,666
Service revenue	4,351	87,399	24,748	(20,177)	96,321
Total revenue	4,351	706,727	135,668	(77,759)	768,987
Cost of products sold	—	(206,646)	(67,621)	50,546	(223,721)
Cost of services	(2,654)	(42,250)	(15,672)	17,453	(43,123)
Total cost of revenue	(2,654)	(248,896)	(83,293)	67,999	(266,844)
Gross profit	1,697	457,831	52,375	(9,760)	502,143
Operating expenses	—	(310,808)	(40,900)	9,760	(341,948)
Operating income	1,697	147,023	11,475	—	160,195
Interest expense	(19,022)	(4,330)	(493)	4,802	(19,043)
Other income (expense)	4,090	(829)	2,032	(4,802)	491
(Loss) income before income taxes	(13,235)	141,864	13,014	—	141,643
Income tax benefit (provision)	6,579	(50,290)	(3,905)	—	(47,616)
(Loss) income before equity in earnings of consolidated subsidiaries	(6,656)	91,574	9,109	—	94,027
Equity in earnings of consolidated subsidiaries	100,683	9,109	—	(109,792)	—
Net income	$94,027	$100,683	$9,109	$(109,792)	$94,027

Comprehensive income	$92,038	$98,160	$5,604	$(103,764)	$92,038

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Six Months Ended June 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$617,698	$119,224	$(62,964)	$673,958
Service revenue	4,233	59,317	20,518	(9,030)	75,038
Total revenue	4,233	677,015	139,742	(71,994)	748,996
Cost of products sold	—	(210,908)	(70,563)	60,098	(221,373)
Cost of services	(3,370)	(26,243)	(12,075)	7,979	(33,709)
Total cost of revenue	(3,370)	(237,151)	(82,638)	68,077	(255,082)
Gross profit	863	439,864	57,104	(3,917)	493,914
Operating expenses	—	(298,846)	(47,384)	3,917	(342,313)
Operating income	863	141,018	9,720	—	151,601
Interest expense	(23,006)	(5,607)	(693)	6,253	(23,053)
Other income	5,700	315	594	(6,253)	356
(Loss) income before income taxes	(16,443)	135,726	9,621	—	128,904
Income tax benefit (provision)	8,642	(46,778)	(4,427)	—	(42,563)
(Loss) income before equity in earnings of consolidated subsidiaries	(7,801)	88,948	5,194	—	86,341
Equity in earnings of consolidated subsidiaries	94,142	5,194	—	(99,336)	—
Net income	$86,341	$94,142	$5,194	$(99,336)	$86,341

Comprehensive income	$87,793	$95,026	$5,263	$(100,289)	$87,793

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(6,558)	$97,089	$11,611	$—	$102,142

Cash flows from investing activities:
Purchases of capital assets	—	(15,144)	(1,446)	—	(16,590)
Payments for acquisitions, net of cash acquired	—	(27,299)	(7,781)	—	(35,080)
Loans to distributors	—	(540)	—	—	(540)
Proceeds from company-owned life insurance policies	3,641	958	—	—	4,599
Other	1,340	106	483	—	1,929
Net cash provided (used) by investing activities	4,981	(41,919)	(8,744)	—	(45,682)
Cash flows from financing activities:
Payments on long-term debt	(41)	—	—	—	(41)
Payments for debt issue costs	(207)	—	—	—	(207)
Change in book overdrafts	51	(3,200)	—	3,200	51
Proceeds from issuing shares under employee plans	9,366	—	—	—	9,366
Excess tax benefit from share-based employee awards	1,121	—	—	—	1,121
Payments for common shares repurchased	(32,000)	—	—	—	(32,000)
Cash dividends paid to shareholders	(25,362)	—	—	—	(25,362)
Advances from (to) consolidated subsidiaries	48,507	(52,194)	3,687	—	—
Net cash provided (used) by financing activities	1,435	(55,394)	3,687	3,200	(47,072)

Effect of exchange rate change on cash	—	—	(1,993)	—	(1,993)

Net change in cash and cash equivalents	(142)	(224)	4,561	3,200	7,395
Cash and cash equivalents, beginning of year	14,862	3,161	31,413	(4,001)	45,435
Cash and cash equivalents, end of period	$14,720	$2,937	$35,974	$(801)	$52,830

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net cash (used) provided by operating activities	$(13,374)	$110,323	$2,960	$99,909

Cash flows from investing activities:
Purchases of capital assets	—	(16,192)	(1,142)	(17,334)
Payments for acquisitions, net of cash acquired	—	(26,634)	(1,825)	(28,459)
Loans to distributors	—	(3,090)	(60)	(3,150)
Other	196	2,659	356	3,211
Net cash provided (used) by investing activities	196	(43,257)	(2,671)	(45,732)
Cash flows from financing activities:
Payments for debt issue costs	(1,163)	—	—	(1,163)
Change in book overdrafts	(2,492)	(160)	—	(2,652)
Proceeds from issuing shares under employee plans	2,873	—	—	2,873
Excess tax benefit from share-based employee awards	443	—	—	443
Payments for common shares repurchased	(11,999)	—	—	(11,999)
Cash dividends paid to shareholders	(25,423)	—	—	(25,423)
Advances from (to) consolidated subsidiaries	67,848	(63,364)	(4,484)	—
Net cash provided (used) by financing activities	30,087	(63,524)	(4,484)	(37,921)

Effect of exchange rate change on cash	—	—	188	188

Net change in cash and cash equivalents	16,909	3,542	(4,007)	16,444
Cash and cash equivalents, beginning of year	3,047	1,522	24,118	28,687
Cash and cash equivalents, end of period	$19,956	$5,064	$20,111	$45,131

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

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses such as web design, hosting and other web services, search engine optimization, marketing services, including email, mobile, social media and other self-service marketing solutions, digital printing services and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, apparel, greeting cards and business cards. Financial Services offers various customer acquisition programs and marketing communications services, while Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection and security services. In addition, our Small Business Services segment offers payroll services, and Financial Services provides financial institution profitability and risk management services.

Throughout the past several years, we have focused on transformational opportunities so that we are positioned to deliver increasing revenues and operating income in the future, while maintaining strong operating margins. These opportunities include new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, including marketing solutions and other services offerings. During the remainder of 2013, we will continue our focus in these areas, with an emphasis on profitable revenue growth, increasing revenue from our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases with a focus on marketing solutions and other services.

Earnings for the first half of 2013, as compared to the first half of 2012, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our fulfillment, sales and marketing, and information technology organizations, as well as lower performance-based compensation and lower interest expense driven by the refinancing of a portion of our long-term debt in the fourth quarter of 2012. These increases in earnings were partially offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage, increased investments in brand awareness campaigns, and the impact of two less business days in the first half of 2013.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). We made no significant changes to our strategies during the first half of 2013.

Consistent with our strategy, we acquired all of the outstanding capital stock of VerticalResponse, Inc., during June 2013 for cash of $27.3 million, net of cash acquired. We funded the acquisition with cash on hand. VerticalResponse is a provider of self-service marketing solutions for small businesses, including email marketing, social media, online event marketing, postcard marketing and on-line surveys. This acquisition is expected to generate approximately $12 million of incremental revenue during the remainder of 2013 and be $0.06 per share dilutive to earnings per share in 2013, including acquisition-related amortization.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2012 Form 10-K, we anticipated that we would realize net cost reductions of approximately $50 million in 2013, as compared to our 2012 results of operations. We are currently on track to realize net cost reductions of approximately $55 million during 2013. To date, we have realized approximately $29 million of net cost reduction primarily from our sales, marketing and fulfillment organizations.

Outlook for 2013

We anticipate that consolidated revenue will be between $1.57 billion and $1.59 billion for 2013, compared to $1.51 billion for 2012. In Small Business Services, we expect revenue to increase nine to 11 percent compared to 2012 revenue of $961.6 million, as volume declines in core business products are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. The anticipated revenue increase includes incremental revenue from the OrangeSoda acquisition completed in May 2012 and the VerticalResponse acquisition completed in June 2013. In Financial Services, we expect revenue to decrease two to three percent compared to 2012 revenue of $341.1 million, driven by check order declines of approximately five to six percent for the remainder of the year, as well as pricing pressure on contract renewals, partially offset by revenue expected from a new large financial institution client, continued growth in non-check revenue, as well as price increases. In Direct Checks, we expect revenue to decline nine to 10 percent percent compared to 2012 revenue of $212.2 million, driven by check usage declines.

We expect that 2013 diluted earnings per share will be between $3.66 and $3.76, including $0.06 per share for restructuring and transaction-related costs, compared to $3.32 for 2012, which included total charges of $0.21 per share related to restructuring-related costs, losses on debt retirements and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities and lower interest expense will be partially offset by continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced internet capabilities. We also anticipate increases in delivery and material rates. We estimate that our annual effective tax rate for 2013 will be approximately 34.0%, compared to 32.0% for 2012.

We anticipate that net cash provided by operating activities will be between $250 million and $260 million in 2013, compared to $244 million in 2012, driven by higher earnings and lower funding of future medical benefits, partially offset by higher income tax and employee profit sharing/cash bonus payments. We anticipate contract acquisition payments of approximately $15 million in 2013, and we estimate that capital spending will be approximately $35 million in 2013 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability on our credit facility, will be sufficient to support our operations, including capital expenditures, required debt service, dividend payments and small-to-medium-sized acquisitions, for the next 12 months. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. We also anticipate that we will repurchase shares to offset the dilutive impact of shares issued under our employee stock incentive plan. To the extent we have cash flow in excess of these priorities, we plan to accumulate cash in advance of our October 2014 senior note maturity of $253.5 million, and we may from time to time consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 Form 10-K. There were no significant changes in these items during the first half of 2013.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2013	2012	Change	2013	2012	Change
Total revenue	$381,433	$371,014	2.8%	$768,987	$748,996	2.7%
Orders(1)	13,001	13,218	(1.6%)	26,333	27,071	(2.7%)
Revenue per order	$29.34	$28.07	4.5%	$29.20	$27.67	5.5%

(1) Orders is our company-wide measure of volume and includes both product and service activity.

The increase in total revenue for the second quarter and first half of 2013, as compared to the same periods in 2012, was primarily due to price increases in all three segments, growth in marketing solutions and other services revenue and in our Small Business Services distributor channel, and incremental revenue from the acquisitions of OrangeSoda in May 2012 and VerticalResponse in June 2013. These revenue increases were partially offset by lower order volume for our personal check businesses and continued pricing pressure on contract renewals within Financial Services. The increases in revenue were also partially offset by the impact of two less business days in the first half of 2013.

Service revenue represented 12.5% of total revenue for the first half of 2013 and 10.0% for the first half of 2012. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Checks, including contract settlements	57.0%	60.4%	57.7%	60.9%
Forms	13.3%	13.5%	13.0%	13.4%
Accessories and other products	9.1%	8.6%	9.4%	8.8%
Marketing solutions, including services	14.9%	12.3%	14.1%	11.6%
Other services	5.7%	5.2%	5.8%	5.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders decreased for the second quarter and first half of 2013, as compared to the same periods in 2012, due primarily to the continuing decline in check usage, partially offset by growth in marketing solutions and other services and in the Small Business Services distributor channel. For the first half of 2013, the increases in revenue were also partially offset by the impact of two less business days in the first quarter of 2013. Revenue per order increased for the second quarter and first half of 2013, as compared to the same periods in 2012, primarily due to the benefit of price increases in all three segments, as well as a shift from personal check orders to higher dollar Small Business Services orders. At the same time, Financial Services continues to experience pricing pressure on contract renewals.

Consolidated Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Gross profit	$247,886	$243,420	1.8%	$502,143	$493,914	1.7%
Gross margin	65.0%	65.6%	(0.6) pts.	65.3%	65.9%	(0.6) pts.

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

Gross margin decreased for the second quarter and first half of 2013, as compared to the same periods in 2012, due primarily to the shift in our revenue mix to services and outsourced products, as well as higher delivery rates and material costs in 2013. These decreases in gross margin were partially offset by the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives.

Consolidated Selling, General & Administrative Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	Change	2013	2012	Change
SG&A expense	$164,501	$167,718	(1.9%)	$339,653	$339,549	—%
SG&A expense as a percentage of total revenue	43.1%	45.2%	(2.1) pts.	44.2%	45.3%	(1.1) pts.

The decrease in SG&A expense for the second quarter of 2013, as compared to the second quarter of 2012, was driven primarily by various expense reduction initiatives within sales, marketing and our shared services organizations, including improved labor and advertising efficiency, as well as lower performance-based compensation and medical costs. These decreases were partially offset by incremental operating expenses of the OrangeSoda acquisition completed in May 2012 and the VerticalResponse acquisition completed in June 2013, increased Small Business Services commission expense due to increased volume, and investments in brand awareness campaigns.

SG&A expense was flat for the first half of 2013 as compared to the first half of 2012. Incremental operating expenses related to acquisitions, increased Small Business Services commission expense due to increased volume, and investments in brand awareness campaigns were offset by various expense reduction initiatives within sales, marketing and our shared services organizations, including improved labor and advertising efficiency, as well as lower performance-based compensation and medical costs.

Net Restructuring Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Net restructuring charges	$924	$1,998	$(1,074)	$2,295	$2,636	$(341)

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including employee and equipment moves, training and travel. In addition to the restructuring charges shown here, net restructuring charges of $0.1 million for the second quarter of 2013, $0.2 million for the first half of 2013 and $1.2 million for the first half of 2012 were included within cost of revenue in our consolidated statements of comprehensive income. Net restructuring reversals of $0.1 million for the second quarter of 2012 were included within cost of revenue in our consolidated statement of comprehensive income. Further information can be found under Restructuring Costs.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Interest expense	$9,563	$11,356	(15.8%)	$19,043	$23,053	(17.4%)
Weighted-average debt outstanding	654,237	738,347	(11.4%)	654,202	738,347	(11.4%)
Weighted-average interest rate	5.33%	5.77%	(0.44) pts.	5.33%	5.77%	(0.44) pts.

The decrease in interest expense for the second quarter and first half of 2013, as compared to the same periods in 2012, was due to our lower average debt level and weighted-average interest rate in 2013, driven by the refinancing of a portion of our long-term debt. In the fourth quarter of 2012, we retired long-term debt with an interest rate of 7.375% and we issued long-term debt with an interest rate of 6.0%. Additionally, $84.8 million of long-term debt matured in December 2012.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Income tax provision	$24,888	$20,275	22.8%	$47,616	$42,563	11.9%
Effective tax rate	34.1%	32.4%	1.7 pts.	33.6%	33.0%	0.6 pts.

The increase in our effective tax rate for the second quarter of 2013, as compared to the second quarter of 2012, was primarily due to discrete credits to income tax expense in the second quarter of 2012, which reduced our effective tax rate by 1.3 points, as well as actions taken in 2012 to restore a portion of the deferred tax asset associated with our postretirement benefit plan, which reduced our 2012 effective tax rate by 0.8 points. The discrete credits related primarily to state refund claims and uncertain tax positions. Partially offsetting these increases in our effective tax rate relative to 2012 were discrete credits to income tax expense in the second quarter of 2013, which reduced our effective tax rate by 0.4 points, and which related primarily to state tax matters.

The increase in our effective tax rate for the first half of 2013 compared to the first half of 2012, was primarily due to actions taken in 2012 to restore a portion of the deferred tax asset associated with our postretirement benefit plan, which reduced our 2012 effective tax rate by 0.9 points, as well as discrete credits to income tax expense, primarily related to state income taxes, which collectively reduced our 2012 tax rate by 0.6 points. Partially offsetting these increases in our effective tax rate relative to 2012 were discrete credits to income tax expense in the the first half of 2013, which reduced our effective tax rate by 0.7 points, and which related primarily to the impact of federal legislation passed in January 2013 which allows us to claim the research and development credit on our 2012 federal income tax return.

RESTRUCTURING COSTS

During the first half of 2013, we recorded net restructuring charges of $2.5 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $1.2 million. The restructuring accruals included charges of $1.9 million related to severance for employee reductions in various functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 50 employees. These charges were reduced by the reversal of $0.6 million of severance and operating lease accruals recorded in previous years, as fewer employees received severance benefits than originally estimated and we entered into a sub-lease agreement related to an operating lease obligation. The majority of the employee reductions included in our restructuring accruals are expected to be completed by the first quarter of 2014, and we expect most of the related severance payments to be paid by mid-2014, utilizing cash from operations.

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

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $3 million in cost of revenue and $12 million in SG&A expense in 2013, in comparison to our 2012 results of operations, which represents a portion of the estimated $55 million of total net cost reductions we expect to realize in 2013. Expense reductions consist primarily of labor and facility costs.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Total revenue	$251,825	$233,088	8.0%	$500,144	$462,684	8.1%
Operating income	46,193	38,241	20.8%	84,790	77,015	10.1%
Operating margin	18.3%	16.4%	1.9 pts.	17.0%	16.6%	0.4 pts.

The increase in total revenue for the second quarter and first half of 2013, as compared to the same periods in 2012, was due primarily to price increases, growth in our distributor channel, incremental revenue from the acquisitions of OrangeSoda in May 2012 and VerticalResponse in June 2013, as well as growth in marketing solutions and other services revenue. These increases in revenue were partially offset by the impact of two less business days in the first half of 2013.

Operating income and operating margin increased for the second quarter and first half of 2013, as compared to the same periods in 2012, primarily due to price increases, benefits of our cost reduction initiatives and lower performance-based compensation and medical costs. Partially offsetting these increases in operating income and operating margin were the shift in our revenue mix to services and outsourced products, increased commission expense, investments in brand awareness campaigns, and increases in delivery rates and material costs in 2013.

Financial Services

Financial Services' products and services are sold through multiple channels, including a direct sales force. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Total revenue	$83,082	$85,664	(3.0%)	$170,213	$176,257	(3.4%)
Operating income	21,554	19,981	7.9%	44,492	41,902	6.2%
Operating margin	25.9%	23.3%	2.6 pts.	26.1%	23.8%	2.3 pts.

The decrease in revenue for the second quarter and first half of 2013, as compared to the same periods in 2012, was due to a decrease in order volume resulting primarily from the continued decline in check usage, as well as continuing competitive pricing pressure on contract renewals. Revenue was also negatively impacted by two less business days in the first half of 2013. Partially offsetting these revenue declines were price increases and growth in marketing solutions and other services.

Operating income and operating margin increased for the second quarter and first half of 2013, as compared to the same periods in 2012, primarily due to price increases, the benefit of our continuing cost reduction initiatives and lower performance-based compensation and medical costs, partially offset by increased delivery rates and material costs in 2013.

Direct Checks

Direct Checks sells products and services directly to consumers using direct response marketing. We use a variety of direct marketing techniques to acquire new customers in the direct-to-consumer channel, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®,

Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Total revenue	$46,526	$52,262	(11.0%)	$98,630	$110,055	(10.4%)
Operating income	14,714	15,354	(4.2%)	30,913	32,684	(5.4%)
Operating margin	31.6%	29.4%	2.2 pts.	31.3%	29.7%	1.6 pts.

The decrease in revenue for the second quarter and first half of 2013, as compared to the same periods in 2012, was due to a reduction in orders stemming from the continued decline in check usage. Revenue was also negatively impacted by two less business days in the first half of 2013. Partially offsetting these revenue declines was higher revenue per order, partly due to price increases.

The decrease in operating income for the second quarter and first half of 2013, as compared to the same periods in 2012, was due primarily to the lower order volume and increased delivery rates and material costs in 2013. These decreases in operating income were partially offset by benefits from our cost reduction initiatives, price increases and lower performance-based compensation and medical costs.

Operating margin increased for the second quarter and first half of 2013, as compared to the same periods in 2012, as the benefits from our cost reduction initiatives, price increases and lower performance-based compensation and medical costs exceeded the impact of increased delivery rates and material costs in 2013.

CASH FLOWS AND LIQUIDITY

As of June 30, 2013, we held cash and cash equivalents of $52.8 million. The following table shows our cash flow activity for the six months ended June 30, 2013 and 2012, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2013	2012	Change
Net cash provided by operating activities	$102,142	$99,909	$2,233
Net cash used by investing activities	(45,682)	(45,732)	50
Net cash used by financing activities	(47,072)	(37,921)	(9,151)
Effect of exchange rate change on cash	(1,993)	188	(2,181)
Net change in cash and cash equivalents	$7,395	$16,444	$(9,049)

The $2.2 million increase in net cash provided by operating activities for the first half of 2013, as compared to the first half of 2012, was primarily due to an $8.8 million decrease in the funding of medical benefits due to a change in our funding strategy, a $4.8 million decrease in contract acquisition payments in 2013, and a $4.0 million decrease in interest payments due to the refinancing of a portion of our long-term debt in the fourth quarter of 2012 and the maturity of $84.8 million of long-term debt in December 2012. Partially offsetting these increases in net cash provided by operating activities was an $11.6 million increase in employee profit sharing/cash bonus payments related to our 2012 performance and the impact of changes in working capital.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2013	2012	Change
Income tax payments	$46,194	$47,199	$(1,005)
Employee profit sharing/cash bonus payments	30,286	18,705	11,581
Interest payments	19,109	23,112	(4,003)
Funding of medical benefits	19,078	27,855	(8,777)
Contract acquisition payments	5,753	10,516	(4,763)
Severance payments	3,445	4,226	(781)

Net cash used by investing activities in the first half of 2013 was $0.1 million less than the first half of 2012. Proceeds from company-owned life insurance policies in 2013 and higher loans to distributors in 2012 were partially offset by an increase in the amount spent for the acquisition of small business distributors in 2013 and proceeds from the sale of a facility in 2012. Net cash used by financing activities in the first half of 2013 was $9.2 million higher than the first half of 2012 due primarily to an increase of $20.0 million in payments to repurchase common shares, partially offset by an increase in proceeds from issuing shares under employee plans, as well as the change in book overdrafts.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2013	2012	Change
Proceeds from issuing shares under employee plans	$9,366	$2,873	$6,493
Proceeds from company-owned life insurance policies	4,599	—	4,599

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2013	2012	Change
Payments for acquisitions, net of cash acquired	$35,080	$28,459	$6,621
Payments for common shares repurchased	32,000	11,999	20,001
Cash dividends paid to shareholders	25,362	25,423	(61)
Purchases of capital assets	16,590	17,334	(744)
Loans to distributors	540	3,150	(2,610)

We anticipate that net cash provided by operating activities will be between $250 million and $260 million in 2013, compared to $244 million in 2012, driven by higher earnings and lower funding of future medical benefits, partially offset by higher income tax and employee profit sharing/cash bonus payments. We anticipate that net cash generated by operating activities in 2013 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $35 million, share repurchases and possibly small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We plan to accumulate cash in advance of our October 2014 senior note maturity of $253.5 million, and we may from time to time consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

We had $192.0 million available for borrowing under our credit facility as of June 30, 2013. We believe that net cash generated by operating activities, along with availability on our credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures, required debt service, dividend payments and possible small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $642.4 million as of June 30, 2013, a decrease of $10.1 million from December 31, 2012. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of June 30, 2013, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of June 30, 2013 included a $12.1 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2012, this fair value adjustment was a decrease of $0.8 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 7: Derivative financial instruments” and “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2012 Form 10-K.

Our capital structure for each period was as follows:

	June 30, 2013		December 31, 2012
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$256,582	6.6%	$255,478	6.6%	$1,104
Floating interest rate	385,862	4.5%	397,103	4.5%	(11,241)
Total debt	642,444	5.3%	652,581	5.3%	(10,137)
Shareholders’ equity	480,548		432,935		47,613
Total capital	$1,122,992		$1,085,516		$37,476

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 3.4 million shares remained available for purchase under this authorization as of June 30, 2013. During the first half of 2013, we purchased 0.8 million shares for $32.0 million. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of June 30, 2013, we had a $200.0 million credit facility, which expires in February 2017. Our commitment fee ranges from 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of June 30, 2013 and we expect to remain in compliance with all debt covenants throughout the next 12 months. No amounts were outstanding under our credit facility during the first half of 2013 or during 2012. As of June 30, 2013, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(7,965)
Net available for borrowing as of June 30, 2013	$192,035
(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Cash payments made for contract acquisition costs were $5.8 million for the first half of 2013 and $10.5 million for the first half of 2012. We anticipate cash payments of approximately $15 million in 2013. Changes in contract acquisition costs during the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
(in thousands)	2013	2012
Balance, beginning of year	$43,036	$55,076
Additions	6,033	2,668
Amortization	(8,277)	(8,546)
Other	(271)	(292)
Balance, end of period	$40,521	$48,906

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $4.0 million as of June 30, 2013 and $3.8 million as of December 31, 2012. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $4.8 million as of June 30, 2013 and $4.9 million as of December 31, 2012.

Foreign cash and investments – As of June 30, 2013, our subsidiaries located in Canada held cash and marketable securities of $37.8 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate the cash and marketable securities into the U.S., we would incur a U.S. tax liability of approximately $6 million.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any possible liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 12: Other commitments and contingencies” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in the Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2012 Form 10-K. There were no significant changes in these obligations during the first half of 2013.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the first half of 2013 or during 2012.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2012 Form 10-K. There were no changes in these policies during the first half of 2013.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during the first quarter of 2013 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, became effective for us on January 1, 2013. Under this new guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the asset is impaired, then a quantitative assessment must be completed. We complete our annual impairment analysis of our indefinite-lived trade name during the third quarter of the year. At that time, we will determine whether we will complete a qualitative assessment of the asset.

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The guidance is effective for us on January 1, 2014. We do not expect the adoption of this standard to have a significant impact on our consolidated balance sheet.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2013, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing October 2014, including increase of $2,364 related to cumulative change in fair value of hedged debt	$255,793	$257,599	4.3%
Long-term notes maturing March 2019	200,000	214,100	7.0%
Long-term notes maturing November 2020, including decrease of $14,447 related to cumulative change in fair value of hedged debt	185,553	210,000	5.0%
Capital lease obligations	1,098	1,098	2.0%
Total debt	$642,444	$682,797	5.3%

(1) For our long-term notes, fair value is based on quoted market prices as of June 30, 2013 for identical liabilities when traded as assets. Capital lease obligations are presented at their carrying amount.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of June 30, 2013, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of June 30, 2013 included a $12.1 million decrease related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness can be found under the caption “Note 8: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $2.0 million change in interest expense for the first half of 2013, excluding any hedge ineffectiveness related to our interest rate swaps.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which were completed during the second quarter of 2013:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2013 - April 30, 2013	—	$—	—	3,949,199
May 1, 2013 - May 31, 2013	506,771	38.26	506,771	3,442,428
June 1, 2013 - June 30, 2013	—	—	—	3,442,428
Total	506,771	$38.26	506,771	3,442,428

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 3.4 million shares remained available for purchase under this authorization as of June 30, 2013.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2013, we withheld 3,595 shares in conjunction with the vesting and exercise of equity-based awards.

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
*
4.13	Second Supplemental Indenture, dated as of June 28, 2013 among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee	Filed herewith
4.14	Supplemental Indenture, dated as of June 28, 2013 among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee	Filed herewith
12.1	Statement re: Computation of Ratios	Filed herewith
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2013 and 2012, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Condensed Notes to Unaudited Consolidated Financial Statements**
Filed herewith
___________________
* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: July 31, 2013	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2013	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2013	/s/ Jeffrey J. Bata
Jeffrey J. Bata Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
4.13	Second Supplemental Indenture, dated as of June 28, 2013 among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee
4.14	Supplemental Indenture, dated as of June 28, 2013 among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee
12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2013 and 2012, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Condensed Notes to Unaudited Consolidated Financial Statements