Form 10-Q
period 2013-09-30
DELUXE CORP
filed 2013-10-30
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 22, 2013 was 50,499,763.

PART I − FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$100,040	$45,435
Trade accounts receivable (net of allowances for uncollectible accounts of $3,988 and $3,912, respectively)	80,218	70,387
Inventories and supplies	26,825	23,291
Deferred income taxes	5,247	7,687
Funds held for customers	30,759	43,140
Other current assets	34,844	29,803
Total current assets	277,933	219,743
Deferred income taxes	1,739	1,662
Long-term investments (including $2,224 and $2,196 of investments at fair value, respectively)	44,391	46,898
Property, plant and equipment (net of accumulated depreciation of $359,788 and $358,580, respectively)	101,627	104,189
Assets held for sale	25,224	970
Intangibles (net of accumulated amortization of $368,934 and $472,078, respectively)	155,179	150,717
Goodwill	809,754	789,636
Other non-current assets	93,839	98,625
Total assets	$1,509,686	$1,412,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,875	$65,107
Accrued liabilities	148,280	155,003
Long-term debt due within one year	499	—
Total current liabilities	217,654	220,110
Long-term debt	643,069	652,581
Deferred income taxes	78,966	75,147
Other non-current liabilities	49,671	31,667
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2013 – 50,482; 2012 – 50,614)	50,482	50,614
Additional paid-in capital	32,573	47,968
Retained earnings	477,903	375,000
Accumulated other comprehensive loss (Note 5)	(40,632)	(40,647)
Total shareholders’ equity	520,326	432,935
Total liabilities and shareholders’ equity	$1,509,686	$1,412,440

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product revenue	$342,187	$332,760	$1,014,853	$1,006,718
Service revenue	55,893	45,578	152,214	120,616
Total revenue	398,080	378,338	1,167,067	1,127,334
Cost of products sold	(116,721)	(109,938)	(340,442)	(331,311)
Cost of services	(25,502)	(21,752)	(68,625)	(55,461)
Total cost of revenue	(142,223)	(131,690)	(409,067)	(386,772)
Gross profit	255,857	246,648	758,000	740,562
Selling, general and administrative expense	(173,359)	(171,237)	(513,013)	(510,786)
Net restructuring charges	(2,780)	(2,741)	(5,075)	(5,377)
Net loss on sale of facility	—	—	—	(128)
Operating income	79,718	72,670	239,912	224,271
Interest expense	(9,662)	(11,890)	(28,704)	(34,944)
Other income	557	185	1,048	541
Income before income taxes	70,613	60,965	212,256	189,868
Income tax provision	(23,710)	(19,462)	(71,326)	(62,023)
Net income	$46,903	$41,503	$140,930	$127,845

Comprehensive income	$48,907	$43,570	$140,945	$131,364

Basic earnings per share	$0.93	$0.81	$2.77	$2.50
Diluted earnings per share	0.92	0.81	2.75	2.49
Cash dividends per share	0.25	0.25	0.75	0.75

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2012	50,614	$50,614	$47,968	$375,000	$(40,647)	$432,935
Net income	—	—	—	140,930	—	140,930
Cash dividends	—	—	—	(38,027)	—	(38,027)
Common shares issued	860	860	16,420	—	—	17,280
Tax impact of share-based awards	—	—	1,062	—	—	1,062
Common shares repurchased	(861)	(861)	(32,937)	—	—	(33,798)
Other common shares retired	(131)	(131)	(5,072)	—	—	(5,203)
Fair value of share-based compensation	—	—	5,132	—	—	5,132
Other comprehensive income (Note 5)	—	—	—	—	15	15
Balance, September 30, 2013	50,482	$50,482	$32,573	$477,903	$(40,632)	$520,326

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$140,930	$127,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,443	15,062
Amortization of intangibles	34,878	34,610
Amortization of contract acquisition costs	12,633	12,806
Deferred income taxes	1,563	4,887
Employee share-based compensation expense	5,554	5,310
Other non-cash items, net	7,979	6,588
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(7,492)	1,326
Inventories and supplies	(1,541)	(1,976)
Other current assets	(527)	(5,533)
Non-current assets	(5,731)	(30)
Accounts payable	(2,043)	2,195
Contract acquisition payments	(10,551)	(15,038)
Other accrued and non-current liabilities	(5,122)	(10,897)
Net cash provided by operating activities	183,973	177,155
Cash flows from investing activities:
Purchases of capital assets	(26,786)	(25,562)
Payments for acquisitions, net of cash acquired	(48,114)	(32,632)
Loans to distributors	(778)	(3,237)
Proceeds from company-owned life insurance policies	4,599	—
Other	2,250	3,538
Net cash used by investing activities	(68,829)	(57,893)
Cash flows from financing activities:
Payments on long-term debt	(1,456)	—
Payments for debt issue costs	(236)	(1,164)
Change in book overdrafts	(270)	(2,627)
Proceeds from issuing shares under employee plans	12,881	9,610
Excess tax benefit from share-based employee awards	1,582	1,120
Payments for common shares repurchased	(33,798)	(11,999)
Cash dividends paid to shareholders	(38,027)	(38,131)
Net cash used by financing activities	(59,324)	(43,191)

Effect of exchange rate change on cash	(1,215)	879

Net change in cash and cash equivalents	54,605	76,950
Cash and cash equivalents, beginning of year	45,435	28,687
Cash and cash equivalents, end of period	$100,040	$105,637

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of September 30, 2013, the consolidated statements of comprehensive income for the quarters and nine months ended September 30, 2013 and 2012, the consolidated statement of shareholders’ equity for the nine months ended September 30, 2013, and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. The consolidated balance sheet as of December 31, 2012 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, became effective for us on January 1, 2013. Under this new guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the asset is impaired, then a quantitative assessment must be completed. We completed the annual impairment analysis of our indefinite-lived trade name during the quarter ended September 30, 2013. We elected to complete a quantitative assessment of the asset, the results of which are presented in Note 8: Fair value measurements.

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The guidance becomes effective for us on January 1, 2014. We do not expect the adoption of this standard to have a significant impact on our consolidated balance sheet.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

	September 30, 2013	December 31, 2012
Raw materials	$5,134	$4,818
Semi-finished goods	8,700	8,390
Finished goods	9,811	7,005
Supplies, primarily production	3,180	3,078
Inventories and supplies	$26,825	$23,291

Available-for-sale securities – Available-for-sale securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	September 30, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$10,159	$—	$(356)	$9,803
Canadian guaranteed investment certificate	5,335	—	—	5,335
Available-for-sale securities (funds held for customers)(1)	15,494	—	(356)	15,138
Money market securities (cash equivalents)	46,900	—	—	46,900
Canadian money market fund (other current assets)	2,099	—	—	2,099
Total available-for-sale securities	$64,493	$—	$(356)	$64,137

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2013, also included cash of $15,621.

	December 31, 2012
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$10,371	$—	$(115)	$10,256
Canadian guaranteed investment certificate	5,544	—	—	5,544
Available-for-sale securities (funds held for customers)(1)	15,915	—	(115)	15,800
Money market securities (cash equivalents)	9,350	—	—	9,350
Canadian money market fund (other current assets)	2,162	—	—	2,162
Total available-for-sale securities	$27,427	$—	$(115)	$27,312

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2012, also included cash of $27,340.

Expected maturities of available-for-sale securities as of September 30, 2013 were as follows:

Fair value
Due in one year or less	$54,355
Due in two to five years	3,695
Due in six to ten years	6,087
Total available-for-sale securities	$64,137

Further information regarding the fair value of available-for-sale securities can be found in Note 8: Fair value measurements.

Assets held for sale – Assets held for sale consisted of the operations of small business distributors which we purchased during 2013 and the fourth quarter of 2012. The assets purchased consisted primarily of customer lists. We are actively marketing the assets and anticipate selling them within one year of their acquisition dates. Net assets held for sale consisted of the following:

	September 30, 2013	December 31, 2012	Balance sheet caption
Current deferred income tax assets	$1,195	$—	Other current assets
Other current assets	684	—	Other current assets
Intangibles	24,077	970	Assets held for sale
Other non-current assets	1,147	—	Assets held for sale
Accrued liabilities	(1,015)	—	Accrued liabilities
Non-current deferred income tax liabilities	(7,609)	—	Other non-current liabilities
Net assets held for sale	$18,479	$970

Intangibles – Intangibles were comprised of the following:

	September 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	330,779	(266,805)	63,974	438,988	(376,111)	62,877
Customer lists/relationships	67,984	(32,717)	35,267	58,735	(30,287)	28,448
Trade names	67,861	(32,562)	35,299	68,561	(30,151)	38,410
Distributor contracts	30,900	(30,900)	—	30,900	(29,999)	901
Other	7,489	(5,950)	1,539	6,511	(5,530)	981
Amortizable intangibles	505,013	(368,934)	136,079	603,695	(472,078)	131,617
Intangibles	$524,113	$(368,934)	$155,179	$622,795	$(472,078)	$150,717

Amortization of intangibles was $11,880 for the quarter ended September 30, 2013 and $11,306 for the quarter ended September 30, 2012. Amortization of intangibles was $34,878 for the nine months ended September 30, 2013 and $34,610 for the nine months ended September 30, 2012. Based on the intangibles in service as of September 30, 2013, estimated future amortization expense is as follows:

Estimated amortization expense
Remainder of 2013	$11,472
2014	38,186
2015	26,296
2016	14,691
2017	8,926

Goodwill – Changes in goodwill during the nine months ended September 30, 2013 were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2012:
Goodwill, gross	$633,952	$27,178	$148,506	$809,636
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	613,952	27,178	148,506	789,636
Acquisition of VerticalResponse, Inc. (Note 6)	18,735	—	—	18,735
Acquisition of Acton Marketing, LLC (Note 6)	—	1,459	—	1,459
Currency translation adjustment	(76)	—	—	(76)
Balance, September 30, 2013:
Goodwill, gross	652,611	28,637	148,506	829,754
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$632,611	$28,637	$148,506	$809,754

Other non-current assets – Other non-current assets were comprised of the following:

	September 30, 2013	December 31, 2012
Contract acquisition costs	$38,355	$43,036
Loans and notes receivable from distributors	16,560	18,162
Postretirement benefit plan asset	11,853	4,993
Deferred advertising costs	9,788	13,783
Other	17,283	18,651
Other non-current assets	$93,839	$98,625

Changes in contract acquisition costs during the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
Balance, beginning of year	$43,036	$55,076
Additions(1)	8,333	5,006
Amortization	(12,633)	(12,806)
Other	(381)	(402)
Balance, end of period	$38,355	$46,874

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $10,551 for the nine months ended September 30, 2013 and $15,038 for the nine months ended September 30, 2012.

Accrued liabilities – Accrued liabilities were comprised of the following:

	September 30, 2013	December 31, 2012
Funds held for customers	$30,172	$42,460
Employee profit sharing/cash bonus	27,522	40,670
Customer rebates	22,250	22,164
Deferred revenue	14,983	7,825
Interest	11,616	8,465
Wages, including vacation	10,864	7,364
Contract acquisition costs due within one year	3,832	3,820
Restructuring due within one year (Note 9)	3,792	4,507
Other	23,249	17,728
Accrued liabilities	$148,280	$155,003

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings per share – basic:
Net income	$46,903	$41,503	$140,930	$127,845
Income allocated to participating securities	(160)	(289)	(689)	(865)
Income available to common shareholders	$46,743	$41,214	$140,241	$126,980
Weighted-average shares outstanding	50,443	50,680	50,579	50,779
Earnings per share – basic	$0.93	$0.81	$2.77	$2.50

Earnings per share – diluted:
Net income	$46,903	$41,503	$140,930	$127,845
Income allocated to participating securities	(159)	(287)	(684)	(861)
Re-measurement of share-based awards classified as liabilities	133	67	158	102
Income available to common shareholders	$46,877	$41,283	$140,404	$127,086
Weighted-average shares outstanding	50,443	50,680	50,579	50,779
Dilutive impact of potential common shares	451	349	450	299
Weighted-average shares and potential common shares outstanding	50,894	51,029	51,029	51,078
Earnings per share – diluted	$0.92	$0.81	$2.75	$2.49

Antidilutive options excluded from calculation	440	1,118	440	1,118

Note 5: Other comprehensive income

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss were as follows:

	Pension and postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized loss on marketable securities, net of tax(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2012	$(45,303)	$(1,821)	$(92)	$6,569	$(40,647)
Other comprehensive loss before reclassifications	—	—	(182)	(2,162)	(2,344)
Amounts reclassified from accumulated other comprehensive loss	1,579	780	—	—	2,359
Net current-period other comprehensive income (loss)	1,579	780	(182)	(2,162)	15
Balance, September 30, 2013	$(43,724)	$(1,041)	$(274)	$4,407	$(40,632)

(1) Relates to interest rate locks executed in 2004. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.
(2) Other comprehensive loss before reclassifications is net of an income tax benefit of $65.

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization of postretirement benefit plan items:
Prior service credit	$355	$764	$1,066	$2,291	(1)
Net actuarial loss	(1,110)	(1,469)	(3,330)	(4,409)	(1)
Total amortization	(755)	(705)	(2,264)	(2,118)	(1)
Tax benefit	229	264	685	799	(1)
Amortization of postretirement benefit plan items, net of tax	(526)	(441)	(1,579)	(1,319)	(1)

Amortization of loss on interest rate locks	(418)	(446)	(1,255)	(1,341)	Interest expense
Tax benefit	158	168	475	506	Income tax provision
Amortization of loss on interest rate locks, net of tax	(260)	(278)	(780)	(835)	Net income

Total reclassifications, net of tax	$(786)	$(719)	$(2,359)	$(2,154)

(1) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit (credit) expense. See Note 10 for additional details.

Note 6: Acquisitions

In August 2013, we acquired substantially all of the assets of Acton Marketing, LLC (Acton) in a cash transaction for $4,095, net of cash acquired. We funded the acquisition with cash on hand. Acton is a provider of direct marketing services for financial institutions. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $1,459. The acquisition resulted in goodwill as we expect to accelerate revenue growth in marketing solutions and other services by combining the Acton business with our existing marketing solutions, bringing the best of these collective programs to both the Deluxe and Acton customer bases. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statements of comprehensive income for the quarter and nine months ended September 30, 2013. The results of operations of this business from its acquisition date are included in our Financial Services segment. Acquired intangible assets consisted of customer relationships with an aggregate value of $3,600. These assets have a weighted-average useful life of 5 years and are being amortized in relation to the expected cash flows. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 8.

In June 2013, we acquired all of the outstanding capital stock of VerticalResponse, Inc. in a cash transaction for $27,299, net of cash acquired. We funded the acquisition with cash on hand. VerticalResponse is a provider of self-service marketing solutions for small businesses, including email marketing, social media, online event marketing, postcard marketing and on-line surveys. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $18,735. This amount decreased $2,190 from June 30, 2013, as we finalized the valuation of intangibles and deferred income taxes during the quarter ended September 30, 2013. The acquisition resulted in goodwill as we expect to accelerate revenue growth in marketing solutions and other services by adding VerticalResponse's established customer base and online promotional and internet marketing capabilities. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the nine months ended September 30, 2013. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

Intangible assets acquired in the VerticalResponse acquisition consisted primarily of customer relationships with an aggregate value of $9,400 and a weighted-average useful life of 9 years, as well as internal-use software with an aggregate value of $4,200 and a weighted-average useful life of 4 years. The customer relationships are being amortized in relation to the expected cash flows and the internal-use software is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 8.

During 2013, we also acquired the operations of small business distributors for aggregate cash payments of $16,720. The assets acquired consisted primarily of customer lists which we are actively marketing and anticipate selling within one year of their acquisition dates. As such, the assets and liabilities of these distributors are designated as held for sale in our consolidated balance sheets. Further information regarding net assets held for sale can be found in Note 3, and information regarding the calculation of the estimated fair values of the acquired assets can be found in Note 8.

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

Information regarding interest rate swaps as of September 30, 2013 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$2,616	$2,058	Other non-current assets
Fair value hedge related to long-term debt due in 2020	200,000	(13,729)	(13,729)	Other non-current liabilities
Total fair value hedges	$398,000	$(11,113)	$(11,671)

Information regarding interest rate swaps as of December 31, 2012 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$3,858	$3,370	Other non-current assets
Fair value hedge related to long-term debt due in 2020	200,000	(4,189)	(4,189)	Other non-current liabilities
Total fair value hedges	$398,000	$(331)	$(819)

Note 8: Fair value measurements

2013 annual impairment analysis – We evaluate the carrying value of goodwill and our indefinite-lived trade name as of July 31 of each year and between annual evaluations if events or circumstances occur that would indicate a possible impairment. As such, during the quarter ended September 30, 2013, we completed our annual impairment analyses.

In completing our 2013 annual goodwill impairment analysis, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned. This qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the most recent quantitative analysis we completed as of July 31, 2010, in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43,000 and $546,000, or by amounts between 55% and 442% above the carrying values of their net assets. In completing our 2013 qualitative analysis, we noted no changes in events or circumstances which would require us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units.

In completing the 2013 annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment. The estimate of the fair value of this asset is based on a relief from royalty method which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. Should the estimated fair value be less than the carrying value of the asset, an impairment loss would be recognized for this difference. The impairment analysis completed during the quarter ended September 30, 2013 indicated that the calculated fair value of the indefinite-lived trade name exceeded its carrying value of $19,100 by approximately $14,000. Because the estimated fair value exceeded the carrying value, no impairment charge was recorded during the quarter ended September 30, 2013.

2013 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during 2013 were comprised primarily of customer relationships associated with the acquisitions of VerticalResponse, Inc. and Acton Marketing, LLC (Note 6) and internal-use software associated with the acquisition of VerticalResponse. The fair value of the customer relationships was estimated using the multi-period excess earnings method. Assumptions used in this calculation included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The aggregate calculated fair value of customer relationships acquired during 2013 was $13,000. The fair value of the acquired internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated. As the software was recently developed, the estimated cost to reproduce was based on the actual time and labor rates incurred by the acquiree. The calculated fair value of the acquired internal-use software was $4,200.

In addition to the VerticalResponse and Acton acquisitions, we also acquired the operations of small business distributors during 2013 for aggregate cash payments of $16,720. The assets acquired consisted primarily of the distributors' customer lists which we anticipate selling to our Safeguard® distributors. The fair value of the customer lists is based on the estimated future cash flows expected to be generated via the acquired customer lists. These assets are held for sale and thus, are not being amortized. Further information regarding net assets held for sale can be found in Note 3.

Recurring fair value measurements – Cash and cash equivalents as of September 30, 2013 and December 31, 2012 included available-for-sale marketable securities (Note 3). These securities consist of investments in money market funds which are traded in active markets. As such, the fair value of the securities is determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or nine months ended September 30, 2013 or 2012.

Funds held for customers included available-for-sale marketable securities (Note 3). These securities consist of a mutual fund investment which invests in Canadian and provincial government securities, as well as an investment in a six-month Canadian guaranteed investment certificate (GIC). The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC approximates cost due to its relatively short duration. Unrealized gains and losses on the Canadian mutual fund investment, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not significant for the quarters or nine months ended September 30, 2013 or 2012.

Other current assets included available-for-sale marketable securities (Note 3). These securities consist of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or nine months ended September 30, 2013 or 2012.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments on the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense on the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense on the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. During the quarters and nine months ended September 30, 2013 and 2012, net realized gains were not significant. We recognized net unrealized gains of $140 during the nine months ended September 30, 2013 and $120 during the nine months ended September 30, 2012.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain (loss) from derivatives	$399	$(185)	$(10,782)	$378
(Loss) gain from change in fair value of hedged debt	(411)	(344)	10,852	(1,113)
Net (increase) decrease in interest expense	$(12)	$(529)	$70	$(735)

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of September 30, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$46,900	$46,900	$—	$—
Available-for-sale marketable securities (funds held for customers)	15,138	—	15,138	—
Available-for-sale marketable securities (other current assets)	2,099	—	2,099	—
Long-term investment in mutual funds	2,224	2,224	—	—
Derivative assets	2,616	—	2,616	—
Derivative liabilities	(13,729)	—	(13,729)	—

		Fair value measurements using
	Fair value as of December 31, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$9,350	$9,350	$—	$—
Available-for-sale marketable securities (funds held for customers)	15,800	—	15,800	—
Available-for-sale marketable securities (other current assets)	2,162	—	2,162	—
Long-term investment in mutual funds	2,196	2,196	—	—
Derivative assets	3,858	—	3,858	—
Derivative liabilities	(4,189)	—	(4,189)	—

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the nine months ended September 30, 2013.

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

Loans and notes receivable from distributors – We have receivables for loans made to our Safeguard® distributors. In addition, we have acquired the operations of several small business distributors which we then sold to our Safeguard distributors. In most cases, we entered into notes receivable upon the sale of the assets to the distributors. The fair value of these loans and notes receivable is calculated as the present value of expected future cash flows, discounted using an interest rate based on published bond yields, adjusted for companies of similar risk.

Long-term debt – For those notes traded in an active market, the fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market. As of December 31, 2012, our long-term debt issued in November 2012 was not traded in an active market. As such, the fair value as of that date was determined by means of a pricing model utilizing readily observable market interest rates. As these notes began trading in an active market during the second quarter of 2013, the fair value of these notes was reported as a Level 1 fair value measurement as of September 30, 2013. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	September 30, 2013		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$53,140	$53,140	$53,140	$—	$—
Cash (funds held for customers)	15,621	15,621	15,621	—	—
Loans and notes receivable from distributors	18,497	17,558	—	—	17,558
Long-term debt(1)	641,772	680,755	680,755	—	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2012		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$36,085	$36,085	$36,085	$—	$—
Cash (funds held for customers)	27,340	27,340	27,340	—	—
Loans and notes receivable from distributors	19,843	19,170	—	—	19,170
Long-term debt	652,581	676,859	481,048	195,811	—

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Severance accruals	$2,512	$1,649	$4,386	$4,685
Severance reversals	(210)	(489)	(688)	(1,397)
Operating lease obligations	214	118	216	118
Operating lease reversals	—	—	(157)	—
Net restructuring accruals	2,516	1,278	3,757	3,406
Other costs	563	1,656	1,822	3,326
Net restructuring charges	$3,079	$2,934	$5,579	$6,732

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total cost of revenue	$299	$193	$504	$1,355
Operating expenses	2,780	2,741	5,075	5,377
Net restructuring charges	$3,079	$2,934	$5,579	$6,732

2013 restructuring charges – During the quarter and nine months ended September 30, 2013, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 75 employees for the quarter ended September 30, 2013 and severance benefits for approximately 125 employees for the nine months ended September 30, 2013. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

2012 restructuring charges – During the quarter ended September 30, 2012, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs. Restructuring charges for the nine months ended September 30, 2012 also included severance charges related to the closing of two customer call centers during the third quarter of 2012 and the closing of two printing facilities in the fourth quarter of 2012. The restructuring accruals included severance benefits for approximately 80 employees for the quarter ended September 30, 2012 and severance benefits for approximately 275 employees for the nine months ended September 30, 2012. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $3,851 as of September 30, 2013 are reflected in the consolidated balance sheet as accrued liabilities of $3,792 and other non-current liabilities of $59. Restructuring accruals of $4,650 as of December 31, 2012 are reflected in the consolidated balance sheet as accrued liabilities of $4,507 and other non-current liabilities of $143. The majority of the employee reductions are expected to be completed by the first quarter of 2014, and we expect most of the related severance payments to be paid by mid-2014, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through February 2015. As of September 30, 2013, approximately 80 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

Accruals for our restructuring initiatives, summarized by year, were as follows:

	2010 initiatives	2011 initiatives	2012 initiatives	2013 initiatives	Total
Balance, December 31, 2012	$85	$21	$4,544	$—	$4,650
Restructuring charges	—	49	283	4,270	4,602
Restructuring reversals	—	(3)	(729)	(113)	(845)
Payments	(85)	(67)	(3,255)	(1,149)	(4,556)
Balance, September 30, 2013	$—	$—	$843	$3,008	$3,851
Cumulative amounts:
Restructuring charges	$9,730	$9,124	$7,991	$4,270	$31,115
Restructuring reversals	(1,548)	(1,719)	(1,258)	(113)	(4,638)
Payments	(8,182)	(7,405)	(5,890)	(1,149)	(22,626)
Balance, September 30, 2013	$—	$—	$843	$3,008	$3,851

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2012	$643	$1,090	$44	$2,472	$251	$150	$4,650
Restructuring charges	1,189	2,118	103	976	164	52	4,602
Restructuring reversals	(112)	(188)	(2)	(386)	(157)	—	(845)
Payments	(944)	(1,235)	(47)	(2,101)	(79)	(150)	(4,556)
Balance, September 30, 2013	$776	$1,785	$98	$961	$179	$52	$3,851
Cumulative amounts(1):
Restructuring charges	$7,350	$8,208	$3,436	$10,948	$494	$679	$31,115
Restructuring reversals	(1,291)	(973)	(214)	(2,003)	(157)	—	(4,638)
Inter-segment transfer	309	50	(38)	(321)	—	—	—
Payments	(5,592)	(5,500)	(3,086)	(7,663)	(158)	(627)	(22,626)
Balance, September 30, 2013	$776	$1,785	$98	$961	$179	$52	$3,851

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

Postretirement benefit (credit) expense for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$913	$1,515	$2,739	$4,546
Expected return on plan assets	(2,008)	(1,950)	(6,023)	(5,852)
Amortization of prior service credit	(355)	(764)	(1,066)	(2,291)
Amortization of net actuarial losses	1,110	1,469	3,330	4,409
Net periodic benefit (credit) expense	$(340)	$270	$(1,020)	$812

Note 11: Debt

Debt outstanding was comprised of the following:

	September 30, 2013	December 31, 2012
5.125% senior, unsecured notes due October 1, 2014, net of discount(1)	$255,501	$256,770
7.0% senior notes due March 15, 2019	200,000	200,000
6.0% senior notes due November 15, 2020(2)	186,271	195,811
Long-term portion of capital lease obligations	1,297	—
Long-term portion of debt	643,069	652,581
Capital lease obligations due within one year	499	—
Total debt	$643,568	$652,581

(1) Includes increase due to cumulative change in fair value of hedged debt of $2,058 as of September 30, 2013 and $3,370 as of December 31, 2012.
(2) Includes decrease due to cumulative change in fair value of hedged debt of $13,729 as of September 30, 2013 and $4,189 as of December 31, 2012.

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

In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes which were due in June 2015. The fair value of the notes issued in November 2012 was $205,000 as of September 30, 2013, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to March 15, 2014, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $213,750 as of September 30, 2013, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During 2011, we retired $10,000 of these notes and during 2009, we retired $11,500 of these notes. As of September 30, 2013, the fair value of the $253,500 remaining notes outstanding was $262,005 based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge a portion of these notes.

As of September 30, 2013, we had capital lease obligations of $1,796 related to information technology hardware. The lease obligations will be paid through August 2017. The related assets are included in property, plant and equipment on the consolidated balance sheet as of September 30, 2013.

As of September 30, 2013, we had a $200,000 credit facility, which expires in February 2017. Our commitment fee ranges from 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. No amounts were outstanding under our credit facility during the nine months ended September 30, 2013 or during 2012. As of September 30, 2013, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(7,965)
Net available for borrowing as of September 30, 2013	$192,035
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

Accruals for environmental matters were $8,400 as of September 30, 2013 and $8,446 as of December 31, 2012, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of comprehensive income for environmental matters was $1,085 for the nine months ended September 30, 2013 and $681 for the nine months ended September 30, 2012.

As of September 30, 2013, $4,325 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $8,586 had been paid through September 30, 2013. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of September 30, 2013. We do not anticipate significant net cash outlays for environmental matters in 2013. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any new conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,129 as of September 30, 2013 and $4,471 as of December 31, 2012, is accounted for on a discounted basis. The difference between the discounted and undiscounted workers' compensation liability was $34 as of September 30, 2013 and $20 as of December 31, 2012. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not recorded on a discounted basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a discounted basis. Our total liability for these medical and dental benefits totaled $3,282 as of September 30, 2013 and $3,872 as of December 31, 2012. The difference between the discounted and undiscounted medical and dental liability was $146 as of September 30, 2013 and December 31, 2012.

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

Share repurchases – We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 3,397 shares remained available for purchase under this authorization as of September 30, 2013. During the nine months ended September 30, 2013, we repurchased 861 shares for $33,798.

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

The following is our segment information as of and for the quarters ended September 30, 2013 and 2012:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2013	$265,463	$86,482	$46,135	$—	$398,080
customers:	2012	244,461	82,843	51,034	—	378,338
Operating income:	2013	46,277	18,859	14,582	—	79,718
	2012	39,636	17,693	15,341	—	72,670
Depreciation and amortization	2013	11,449	2,842	1,984	—	16,275
expense:	2012	11,081	2,922	2,235	—	16,238
Total assets:	2013	929,820	87,934	167,626	324,306	1,509,686
	2012	863,015	84,286	170,660	349,330	1,467,291
Capital asset purchases:	2013	—	—	—	10,196	10,196
	2012	—	—	—	8,228	8,228

The following is our segment information as of and for the nine months ended September 30, 2013 and 2012:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2013	$765,607	$256,695	$144,765	$—	$1,167,067
customers:	2012	707,144	259,101	161,089	—	1,127,334
Operating income:	2013	131,068	63,350	45,494	—	239,912
	2012	116,651	59,595	48,025	—	224,271
Depreciation and amortization	2013	34,139	8,233	5,949	—	48,321
expense:	2012	33,485	9,197	6,990	—	49,672
Total assets:	2013	929,820	87,934	167,626	324,306	1,509,686
	2012	863,015	84,286	170,660	349,330	1,467,291
Capital asset purchases:	2013	—	—	—	26,786	26,786
	2012	—	—	—	25,562	25,562

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

The following condensed supplemental consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors. During the quarter ended September 30, 2013, additional subsidiaries were designated as guarantor entities. As such, the presentation of prior period information for the guarantor subsidiaries, the non-guarantor subsidiaries and eliminations was modified to reflect these entities as guarantors for all periods presented. In addition, the presentation of total cost of revenue and total operating expenses for Deluxe Corporation for the quarter and nine months ended September 30, 2012 was modified to conform to the current year presentation. This correction had no impact on our consolidated financial statements.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	September 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$55,005	$3,563	$42,407	$(935)	$100,040
Trade accounts receivable, net	—	66,780	13,438	—	80,218
Inventories and supplies	—	22,434	4,391	—	26,825
Deferred income taxes	477	4,486	284	—	5,247
Funds held for customers	—	—	30,759	—	30,759
Other current assets	10,425	19,613	4,806	—	34,844
Total current assets	65,907	116,876	96,085	(935)	277,933
Deferred income taxes	3,523	—	1,770	(3,554)	1,739
Long-term investments	35,509	8,882	—	—	44,391
Property, plant and equipment, net	—	93,578	8,049	—	101,627
Assets held for sale	—	4,046	21,178	—	25,224
Intangibles, net	—	153,401	1,778	—	155,179
Goodwill	—	807,818	1,936	—	809,754
Investments in consolidated subsidiaries	1,108,084	80,601	—	(1,188,685)	—
Intercompany receivable	—	14,477	—	(14,477)	—
Other non-current assets	10,338	82,602	899	—	93,839
Total assets	$1,223,361	$1,362,281	$131,695	$(1,207,651)	$1,509,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,735	$53,058	$5,017	$(935)	$68,875
Accrued liabilities	15,144	95,877	37,259	—	148,280
Long-term debt due within one year	499	—	—	—	499
Total current liabilities	27,378	148,935	42,276	(935)	217,654
Long-term debt	643,069	—	—	—	643,069
Deferred income taxes	—	82,520	—	(3,554)	78,966
Intercompany payable	13,269	—	1,208	(14,477)	—
Other non-current liabilities	19,319	22,742	7,610	—	49,671
Total shareholders' equity	520,326	1,108,084	80,601	(1,188,685)	520,326
Total liabilities and shareholders' equity	$1,223,361	$1,362,281	$131,695	$(1,207,651)	$1,509,686

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	December 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$14,862	$3,228	$31,346	$(4,001)	$45,435
Trade accounts receivable, net	—	59,334	11,053	—	70,387
Inventories and supplies	—	21,309	1,982	—	23,291
Deferred income taxes	1,649	5,993	45	—	7,687
Funds held for customers	—	—	43,140	—	43,140
Other current assets	8,342	14,773	6,688	—	29,803
Total current assets	24,853	104,637	94,254	(4,001)	219,743
Deferred income taxes	5,874	—	1,692	(5,904)	1,662
Long-term investments	37,665	9,233	—	—	46,898
Property, plant and equipment, net	—	96,258	7,931	—	104,189
Assets held for sale	—	970	—	—	970
Intangibles, net	—	149,322	1,395	—	150,717
Goodwill	—	787,624	2,012	—	789,636
Investments in consolidated subsidiaries	1,122,203	57,351	—	(1,179,554)	—
Intercompany receivable	—	86,572	—	(86,572)	—
Other non-current assets	12,361	84,990	1,274	—	98,625
Total assets	$1,202,956	$1,376,957	$108,558	$(1,276,031)	$1,412,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,147	$53,431	$3,530	$(4,001)	$65,107
Accrued liabilities	12,597	95,315	47,091	—	155,003
Total current liabilities	24,744	148,746	50,621	(4,001)	220,110
Long-term debt	652,581	—	—	—	652,581
Deferred income taxes	—	81,051	—	(5,904)	75,147
Intercompany payable	85,986	—	586	(86,572)	—
Other non-current liabilities	6,710	24,957	—	—	31,667
Total shareholders' equity	432,935	1,122,203	57,351	(1,179,554)	432,935
Total liabilities and shareholders' equity	$1,202,956	$1,376,957	$108,558	$(1,276,031)	$1,412,440

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended September 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$321,039	$21,148	$—	$342,187
Service revenue	2,220	50,972	6,580	(3,879)	55,893
Total revenue	2,220	372,011	27,728	(3,879)	398,080
Cost of products sold	—	(106,523)	(10,198)	—	(116,721)
Cost of services	(2,573)	(23,516)	(2,005)	2,592	(25,502)
Total cost of revenue	(2,573)	(130,039)	(12,203)	2,592	(142,223)
Gross profit	(353)	241,972	15,525	(1,287)	255,857
Operating expenses	—	(165,539)	(11,887)	1,287	(176,139)
Operating (loss) income	(353)	76,433	3,638	—	79,718
Interest expense	(9,632)	(2,194)	(3)	2,167	(9,662)
Other income (expense)	2,092	(162)	794	(2,167)	557
(Loss) income before income taxes	(7,893)	74,077	4,429	—	70,613
Income tax benefit (provision)	5,439	(28,125)	(1,024)	—	(23,710)
(Loss) income before equity in earnings of consolidated subsidiaries	(2,454)	45,952	3,405	—	46,903
Equity in earnings of consolidated subsidiaries	49,357	3,405	—	(52,762)	—
Net income	$46,903	$49,357	$3,405	$(52,762)	$46,903

Comprehensive income	$48,907	$51,093	$4,622	$(55,715)	$48,907

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended September 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$317,423	$15,337	$—	$332,760
Service revenue	2,210	41,748	6,398	(4,778)	45,578
Total revenue	2,210	359,171	21,735	(4,778)	378,338
Cost of products sold	—	(103,643)	(6,295)	—	(109,938)
Cost of services	(1,958)	(19,671)	(2,081)	1,958	(21,752)
Total cost of revenue	(1,958)	(123,314)	(8,376)	1,958	(131,690)
Gross profit	252	235,857	13,359	(2,820)	246,648
Operating expenses	—	(165,410)	(11,388)	2,820	(173,978)
Operating income	252	70,447	1,971	—	72,670
Interest expense	(11,873)	(4,958)	—	4,941	(11,890)
Other income (expense)	4,710	468	(52)	(4,941)	185
(Loss) income before income taxes	(6,911)	65,957	1,919	—	60,965
Income tax benefit (provision)	5,187	(26,780)	2,131	—	(19,462)
(Loss) income before equity in earnings of consolidated subsidiaries	(1,724)	39,177	4,050	—	41,503
Equity in earnings of consolidated subsidiaries	43,227	4,050	—	(47,277)	—
Net income	$41,503	$43,227	$4,050	$(47,277)	$41,503

Comprehensive income	$43,570	$45,010	$5,398	$(50,408)	$43,570

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$962,380	$52,473	$—	$1,014,853
Service revenue	6,570	137,517	19,632	(11,505)	152,214
Total revenue	6,570	1,099,897	72,105	(11,505)	1,167,067
Cost of products sold	—	(317,908)	(22,534)	—	(340,442)
Cost of services	(5,227)	(62,567)	(6,452)	5,621	(68,625)
Total cost of revenue	(5,227)	(380,475)	(28,986)	5,621	(409,067)
Gross profit	1,343	719,422	43,119	(5,884)	758,000
Operating expenses	—	(491,374)	(32,598)	5,884	(518,088)
Operating income	1,343	228,048	10,521	—	239,912
Interest expense	(28,655)	(7,016)	(3)	6,970	(28,704)
Other income (expense)	6,184	(510)	2,344	(6,970)	1,048
(Loss) income before income taxes	(21,128)	220,522	12,862	—	212,256
Income tax benefit (provision)	12,018	(80,048)	(3,296)	—	(71,326)
(Loss) income before equity in earnings of consolidated subsidiaries	(9,110)	140,474	9,566	—	140,930
Equity in earnings of consolidated subsidiaries	150,040	9,566	—	(159,606)	—
Net income	$140,930	$150,040	$9,566	$(159,606)	$140,930

Comprehensive income	$140,945	$149,253	$7,221	$(156,474)	$140,945

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$961,260	$45,458	$—	$1,006,718
Service revenue	6,443	106,667	19,517	(12,011)	120,616
Total revenue	6,443	1,067,927	64,975	(12,011)	1,127,334
Cost of products sold	—	(313,746)	(17,565)	—	(331,311)
Cost of services	(5,328)	(48,651)	(6,810)	5,328	(55,461)
Total cost of revenue	(5,328)	(362,397)	(24,375)	5,328	(386,772)
Gross profit	1,115	705,530	40,600	(6,683)	740,562
Operating expenses	—	(489,938)	(33,036)	6,683	(516,291)
Operating income	1,115	215,592	7,564	—	224,271
Interest expense	(34,880)	(11,251)	(7)	11,194	(34,944)
Other income	10,410	372	953	(11,194)	541
(Loss) income before income taxes	(23,355)	204,713	8,510	—	189,868
Income tax benefit (provision)	13,830	(74,645)	(1,208)	—	(62,023)
(Loss) income before equity in earnings of consolidated subsidiaries	(9,525)	130,068	7,302	—	127,845
Equity in earnings of consolidated subsidiaries	137,370	7,302	—	(144,672)	—
Net income	$127,845	$137,370	$7,302	$(144,672)	$127,845

Comprehensive income	$131,364	$140,037	$8,667	$(148,704)	$131,364

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(4,192)	$172,604	$15,561	$—	$183,973

Cash flows from investing activities:
Purchases of capital assets	—	(23,645)	(3,141)	—	(26,786)
Payments for acquisitions, net of cash acquired	—	(48,114)	—	—	(48,114)
Loans to distributors	—	(778)	—	—	(778)
Proceeds from company-owned life insurance policies	3,641	958	—	—	4,599
Other	1,260	982	8	—	2,250
Net cash provided (used) by investing activities	4,901	(70,597)	(3,133)	—	(68,829)
Cash flows from financing activities:
Payments on long-term debt	(125)	—	(1,331)	—	(1,456)
Payments for debt issue costs	(236)	—	—	—	(236)
Change in book overdrafts	(270)	(3,066)	—	3,066	(270)
Proceeds from issuing shares under employee plans	12,881	—	—	—	12,881
Excess tax benefit from share-based employee awards	1,582	—	—	—	1,582
Payments for common shares repurchased	(33,798)	—	—	—	(33,798)
Cash dividends paid to shareholders	(38,027)	—	—	—	(38,027)
Advances from (to) consolidated subsidiaries	97,427	(98,606)	1,179	—	—
Net cash provided (used) by financing activities	39,434	(101,672)	(152)	3,066	(59,324)

Effect of exchange rate change on cash	—	—	(1,215)	—	(1,215)

Net change in cash and cash equivalents	40,143	335	11,061	3,066	54,605
Cash and cash equivalents, beginning of year	14,862	3,228	31,346	(4,001)	45,435
Cash and cash equivalents, end of period	$55,005	$3,563	$42,407	$(935)	$100,040

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net cash (used) provided by operating activities	$(4,852)	$177,598	$4,409	$177,155

Cash flows from investing activities:
Purchases of capital assets	—	(23,353)	(2,209)	(25,562)
Payments for acquisitions, net of cash acquired	—	(32,632)	—	(32,632)
Loans to distributors	—	(3,177)	(60)	(3,237)
Other	100	3,375	63	3,538
Net cash provided (used) by investing activities	100	(55,787)	(2,206)	(57,893)
Cash flows from financing activities:
Payments for debt issue costs	(1,164)	—	—	(1,164)
Change in book overdrafts	(3,015)	388	—	(2,627)
Proceeds from issuing shares under employee plans	9,610	—	—	9,610
Excess tax benefit from share-based employee awards	1,120	—	—	1,120
Payments for common shares repurchased	(11,999)	—	—	(11,999)
Cash dividends paid to shareholders	(38,131)	—	—	(38,131)
Advances from (to) consolidated subsidiaries	124,080	(120,128)	(3,952)	—
Net cash provided (used) by financing activities	80,501	(119,740)	(3,952)	(43,191)

Effect of exchange rate change on cash	—	—	879	879

Net change in cash and cash equivalents	75,749	2,071	(870)	76,950
Cash and cash equivalents, beginning of year	3,047	1,661	23,979	28,687
Cash and cash equivalents, end of period	$78,796	$3,732	$23,109	$105,637

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

Throughout the past several years, we have focused on transformational opportunities so that we are positioned to deliver increasing revenues and operating income, while maintaining strong operating margins. These opportunities include new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, including marketing solutions and other services offerings. During the remainder of 2013, we will continue our focus in these areas, with an emphasis on profitable revenue growth, increasing revenue from our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services.

Earnings for the first nine months of 2013, as compared to the first nine months of 2012, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our fulfillment, sales and marketing, and information technology organizations. Additionally, earnings benefited from lower performance-based compensation and lower interest expense driven by the refinancing of a portion of our long-term debt in the fourth quarter of 2012. These increases in earnings were partially offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities, including brand awareness advertising, marketing solutions and other services offers, and enhanced internet capabilities.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). We made no significant changes to our strategies during the first nine months of 2013.

Consistent with our strategy, we acquired all of the outstanding capital stock of VerticalResponse, Inc., during June 2013 and substantially all of the assets of Acton Marketing, LLC during August 2013 for aggregate cash payments of $31.4 million, net of cash acquired. We funded the acquisitions with cash on hand. VerticalResponse is included in our Small Business Services segment and is a provider of self-service marketing solutions for small businesses, including email marketing, social media, online event marketing, postcard marketing and on-line surveys. Acton Marketing is included in our Financial Services segment and is a provider of direct marketing services for financial institutions.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2012 Form 10-K, we anticipated that we would realize net cost reductions of approximately $50 million in 2013, as compared to our 2012 results of operations. We are currently on track to realize net cost reductions of approximately $55 million during 2013. To date, we have realized approximately $42 million of net cost reductions primarily from our sales, marketing and fulfillment organizations.

Outlook for 2013

We anticipate that consolidated revenue will be between $1.578 billion and $1.588 billion for 2013, compared to $1.515 billion for 2012. In Small Business Services, we expect revenue to increase nine to 10 percent compared to 2012 revenue of $961.6 million, as volume declines in core business products are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. The anticipated revenue increase includes incremental revenue from acquisitions. In Financial Services, we expect revenue to be close to flat compared to 2012 revenue of $341.1 million. We expect that check order declines of approximately five to six percent for the remainder of the year, as well as pricing pressure on contract renewals will be offset by price increases and continued growth in non-check revenue, including incremental revenue from the Acton Marketing acquisition in August 2013, as well as revenue from a new large financial institution client. In Direct Checks, we expect revenue to decline approximately 10 percent compared to 2012 revenue of $212.2 million, driven by check usage declines.

We expect that 2013 diluted earnings per share will be between $3.67 and $3.74, including $0.11 per share for restructuring and transaction-related costs, compared to $3.32 for 2012, which included total charges of $0.21 per share related to restructuring-related costs, losses on debt retirements and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities and lower interest expense will be partially offset by continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced internet capabilities. We also anticipate increases in delivery costs and material rates. We estimate that our annual effective tax rate for 2013 will be approximately 34.0%, compared to 32.0% for 2012. A number of discrete credits to income tax expense in 2012, including adjustments related to foreign deferred tax assets, collectively reduced our 2012 tax rate by 2.0 points.

We anticipate that net cash provided by operating activities will be between $256 million and $262 million in 2013, compared to $244 million in 2012, driven by higher earnings and lower funding of future medical benefits, partially offset by higher income tax and employee profit sharing/cash bonus payments. We anticipate contract acquisition payments of approximately $12 million in 2013, and we estimate that capital spending will be approximately $35 million in 2013 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations, including capital expenditures, required debt service, dividend payments and small-to-medium-sized acquisitions, for the next 12 months. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor network. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. We also anticipate that we will repurchase shares to offset the dilutive impact of shares issued under our employee stock incentive plan. To the extent we have cash flow in excess of these priorities, we plan to accumulate cash in advance of our October 2014 senior note maturity of $253.5 million. In anticipation of this debt maturity, we are evaluating repayment strategies which, in addition to using cash on hand, may include renegotiating our credit facility or possibly issuing new debt. We may also from time to time consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 Form 10-K. There were no significant changes in these items during the first nine months of 2013.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2013	2012	Change	2013	2012	Change
Total revenue	$398,080	$378,338	5.2%	$1,167,067	$1,127,334	3.5%
Orders(1)	13,232	13,087	1.1%	39,565	40,158	(1.5%)
Revenue per order	$30.08	$28.91	4.0%	$29.50	$28.07	5.1%

(1) Orders is our company-wide measure of volume and includes both product and service activity.

The increase in total revenue for the third quarter and first nine months of 2013, as compared to the same periods in 2012, was primarily due to price increases in all three segments and growth in marketing solutions and other services revenue, including incremental revenue from acquisitions, as well as growth in our Small Business Services distributor channel. These revenue increases were partially offset by lower order volume for our personal check businesses and continued pricing pressure on contract renewals within Financial Services.

Service revenue represented 13.0% of total revenue for the first nine months of 2013 and 10.7% for the first nine months of 2012. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Checks, including contract settlements	55.6%	58.1%	57.0%	60.0%
Forms	12.7%	13.0%	12.9%	13.3%
Accessories and other products	10.1%	9.7%	9.7%	9.1%
Marketing solutions, including services	16.7%	14.1%	14.9%	12.4%
Other services	4.9%	5.1%	5.5%	5.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders increased for the third quarter of 2013, as compared to the third quarter of 2012, due primarily to growth in the Small Business Services distributor channel and in marketing solutions and other services, partially offset by the continuing decline in check usage.

The number of orders decreased for the first nine months of 2013, as compared to the first nine months of 2012, due primarily to the continuing decline in check usage, partially offset by growth in the Small Business Services distributor channel and in marketing solutions and other services.

Revenue per order increased for the third quarter and first nine months of 2013, as compared to the same periods in 2012, primarily due to the benefit of price increases in all three segments, as well as a shift from personal check orders to higher dollar Small Business Services orders. At the same time, Financial Services continues to experience pricing pressure on contract renewals.

Consolidated Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Gross profit	$255,857	$246,648	3.7%	$758,000	$740,562	2.4%
Gross margin	64.3%	65.2%	(0.9) pts.	64.9%	65.7%	(0.8) pts.

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

Gross margin decreased for the third quarter and first nine months of 2013, as compared to the same periods in 2012, due primarily to the shift in our revenue mix to lower margin services and outsourced products, as well as higher delivery rates and material costs in 2013. These decreases in gross margin were partially offset by the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives.

Consolidated Selling, General & Administrative Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
SG&A expense	$173,359	$171,237	1.2%	$513,013	$510,786	0.4%
SG&A expense as a percentage of total revenue	43.5%	45.3%	(1.8) pts.	44.0%	45.3%	(1.3) pts.

The increase in SG&A expense for the third quarter of 2013, as compared to the third quarter of 2012, was driven primarily by incremental operating expenses of the VerticalResponse acquisition completed in June 2013 and the Acton Marketing acquisition completed in August 2013, increased Small Business Services commission expense due to increased volume, and investments in revenue growth opportunities. These increases were partially offset by various expense reduction initiatives within sales, marketing and our shared services organizations, including improved labor and advertising efficiency, as well as lower performance-based compensation.

SG&A expense increased slightly for the first nine months of 2013 as compared to the first nine months of 2012. Incremental operating expenses related to acquisitions, increased Small Business Services commission expense due to increased volume, and investments in revenue growth opportunities, including brand awareness campaigns, were offset by various expense reduction initiatives within sales, marketing and our shared services organizations, including improved labor and advertising efficiency, as well as lower performance-based compensation and medical costs.

Net Restructuring Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Net restructuring charges	$2,780	$2,741	$39	$5,075	$5,377	$(302)

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including employee and equipment moves, training and travel. In addition to the restructuring charges shown here, net restructuring charges of $0.3 million for the third quarter of 2013, $0.5 million for the first nine months of 2013, $0.2 million for the third quarter of 2012 and $1.4 million for the first nine months of 2012 were included within total cost of revenue in our consolidated statements of comprehensive income. Further information can be found under Restructuring Costs.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Interest expense	$9,662	$11,890	(18.7%)	$28,704	$34,944	(17.9%)
Weighted-average debt outstanding	655,024	738,347	(11.3%)	654,510	738,347	(11.4%)
Weighted-average interest rate	5.32%	5.77%	(0.45) pts.	5.33%	5.77%	(0.44) pts.

The decrease in interest expense for the third quarter and first nine months of 2013, as compared to the same periods in 2012, was due to our lower average debt level and lower weighted-average interest rate in 2013, driven by the refinancing of a portion of our long-term debt. In the fourth quarter of 2012, we retired long-term debt with an interest rate of 7.375% and we issued long-term debt with an interest rate of 6.0%. Additionally, $84.8 million of long-term debt matured in December 2012.

Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Income tax provision	$23,710	$19,462	21.8%	$71,326	$62,023	15.0%
Effective tax rate	33.6%	31.9%	1.7 pts.	33.6%	32.7%	0.9 pts.

The increase in our effective tax rate for the third quarter of 2013, as compared to the third quarter of 2012, was primarily due to discrete credits to income tax expense in the third quarter of 2012, which reduced our effective tax rate by 1.8 points, as well as actions taken in 2012 to restore a portion of the deferred tax asset associated with our postretirement benefit plan, which reduced our 2012 effective tax rate by 1.0 point. The discrete credits related primarily to uncertain tax positions. Partially offsetting these increases in our effective tax rate relative to 2012 were discrete credits to income tax expense in the third quarter of 2013, which reduced our effective tax rate by 0.8 point, and which related primarily to state tax matters. Additionally, research and development credits were lower in 2012, as the law providing for these credits expired at the end of 2011 and was not re-enacted until the first quarter of 2013.

The increase in our effective tax rate for the first nine months of 2013, as compared to the first nine months of 2012, was primarily due to discrete credits to income tax expense in the first nine months of 2012, which reduced our effective tax rate by 1.0 point, as well as actions taken in 2012 to restore a portion of the deferred tax asset associated with our postretirement benefit plan, which reduced our 2012 effective tax rate by 0.9 point. The discrete credits related primarily to state and foreign tax matters. Partially offsetting these increases in our effective tax rate relative to 2012 were several discrete credits to income tax expense in the first nine months of 2013, which collectively reduced our effective tax rate by 0.7 point. Additionally, research and development credits were lower in 2012, as the law providing for these credits expired at the end of 2011 and was not re-enacted until the first quarter of 2013.

RESTRUCTURING COSTS

During the first nine months of 2013, we recorded net restructuring charges of $5.6 million. This amount included expenses related to our restructuring activities, including employee and equipment moves, training and travel, which were expensed as incurred, as well as net restructuring accruals of $3.8 million. The restructuring accruals included charges of $4.4 million related to severance for employee reductions in various functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 125 employees. These charges were reduced by the reversal of $0.7 million of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. The majority of the employee reductions included in our restructuring accruals are expected to be completed by the first quarter of 2014, and we expect most of the related severance payments to be paid by mid-2014, utilizing cash from operations.

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

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $3 million in total cost of revenue and $12 million in SG&A expense in 2013, in comparison to our 2012 results of operations, which represents a portion of the estimated $55 million of total net cost reductions we expect to realize in 2013. Expense reductions consist primarily of labor and facility costs.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Total revenue	$265,463	$244,461	8.6%	$765,607	$707,144	8.3%
Operating income	46,277	39,636	16.8%	131,068	116,651	12.4%
Operating margin	17.4%	16.2%	1.2 pts.	17.1%	16.5%	0.6 pts.

The increase in total revenue for the third quarter of 2013, as compared to the third quarter of 2012, was due primarily to price increases and growth in marketing solutions and other services revenue, including incremental revenue from the acquisition of VerticalResponse in June 2013, as well as growth in our distributor channel. These revenue increases were partially offset by a decrease in volume for our core business.

The increase in total revenue for the first nine months of 2013, as compared to the first nine months of 2012, was due primarily to growth in marketing solutions and other services revenue, including incremental revenue from acquisitions, as well as price increases and growth in our distributor channel. These increases in revenue were partially offset by a decrease in volume for our core business.

Operating income and operating margin increased for the third quarter and first nine months of 2013, as compared to the same periods in 2012, primarily due to price increases, benefits of our cost reduction initiatives and lower performance-based compensation and medical costs. Partially offsetting these increases in operating income and operating margin were the shift in our revenue mix to lower margin services and outsourced products, increased commission expense, investments in revenue growth opportunities, and increases in delivery rates and material costs in 2013.

Financial Services

Financial Services' products and services are sold through multiple channels, including a direct sales force. Results for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Total revenue	$86,482	$82,843	4.4%	$256,695	$259,101	(0.9%)
Operating income	18,859	17,693	6.6%	63,350	59,595	6.3%
Operating margin	21.8%	21.4%	0.4 pts.	24.7%	23.0%	1.7 pts.

The increase in revenue for the third quarter of 2013, as compared to the third quarter of 2012, was due to price increases and growth in marketing solutions and other services, including incremental revenue from the acquisition of Acton Marketing in August 2013. Partially offsetting these revenue increases was lower order volume, resulting primarily from the continued decline in check usage, and continuing competitive pricing pressure on contract renewals.

The decrease in revenue for the first nine months of 2013, as compared to the first nine months of 2012, was due to a decrease in order volume, resulting primarily from the continued decline in check usage, and continuing competitive pricing pressure on contract renewals. Partially offsetting these revenue declines were price increases and growth in marketing solutions and other services, including incremental revenue from the acquisition of Acton Marketing in August 2013.

Operating income and operating margin increased for the third quarter and first nine months of 2013, as compared to the same periods in 2012, primarily due to price increases, the benefit of our continuing cost reduction initiatives and lower performance-based compensation and medical costs, partially offset by investments in revenue growth opportunities and increased delivery rates and material costs in 2013.

Direct Checks

Direct Checks sells products and services directly to consumers using direct response marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012	Change	2013	2012	Change
Total revenue	$46,135	$51,034	(9.6%)	$144,765	$161,089	(10.1%)
Operating income	14,582	15,341	(4.9%)	45,494	48,025	(5.3%)
Operating margin	31.6%	30.1%	1.5 pts.	31.4%	29.8%	1.6 pts.

The decrease in revenue for the third quarter and first nine months of 2013, as compared to the same periods in 2012, was due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting the revenue decline was higher revenue per order, partly due to price increases.

The decrease in operating income for the third quarter and first nine months of 2013, as compared to the same periods in 2012, was due primarily to the lower order volume and increased delivery rates and material costs in 2013. These decreases in operating income were partially offset by benefits from our cost reduction initiatives, price increases and lower performance-based compensation and medical costs.

Operating margin increased for the third quarter and first nine months of 2013, as compared to the same periods in 2012, as the benefits from our cost reduction initiatives, price increases and lower performance-based compensation and medical costs exceeded the impact of increased delivery rates and material costs in 2013.

CASH FLOWS AND LIQUIDITY

As of September 30, 2013, we held cash and cash equivalents of $100.0 million. The following table shows our cash flow activity for the nine months ended September 30, 2013 and 2012, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2013	2012	Change
Net cash provided by operating activities	$183,973	$177,155	$6,818
Net cash used by investing activities	(68,829)	(57,893)	(10,936)
Net cash used by financing activities	(59,324)	(43,191)	(16,133)
Effect of exchange rate change on cash	(1,215)	879	(2,094)
Net change in cash and cash equivalents	$54,605	$76,950	$(22,345)

The $6.8 million increase in net cash provided by operating activities for the first nine months of 2013, as compared to the first nine months of 2012, was primarily due to a $12.4 million decrease in the funding of medical benefits due to a change in our funding strategy, an increase in cash provided by earnings, a $4.5 million decrease in contract acquisition payments in 2013, and a $4.0 million decrease in interest payments. The decrease in interest payments was due to the refinancing of a portion of our long-term debt in the fourth quarter of 2012 and the maturity of $84.8 million of long-term debt in December 2012. These increases in net cash provided by operating activities were partially offset by the impact of net increases in working capital, an $11.6 million increase in employee profit sharing/cash bonus payments related to our 2012 performance, and a $4.2 million increase in income tax payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2013	2012	Change
Income tax payments	$69,549	$65,363	$4,186
Employee profit sharing/cash bonus payments	30,322	18,705	11,617
Interest payments	26,148	30,117	(3,969)
Funding of medical benefits	24,256	36,670	(12,414)
Contract acquisition payments	10,551	15,038	(4,487)
Severance payments	4,327	5,846	(1,519)

Net cash used by investing activities in the first nine months of 2013 was $10.9 million higher than the first nine months of 2012. An increase in the amount spent for the acquisition of small business distributors in 2013 and proceeds from the sale of a facility in 2012 were partially offset by proceeds from company-owned life insurance policies in 2013 and higher loans to distributors in 2012.

Net cash used by financing activities in the first nine months of 2013 was $16.1 million higher than the first nine months of 2012 due primarily to an increase of $21.8 million in payments to repurchase common shares, partially offset by an increase in proceeds from issuing shares under employee plans, as well as the change in book overdrafts.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2013	2012	Change
Proceeds from issuing shares under employee plans	$12,881	$9,610	$3,271
Proceeds from company-owned life insurance policies	4,599	—	4,599

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2013	2012	Change
Payments for acquisitions, net of cash acquired	$48,114	$32,632	$15,482
Cash dividends paid to shareholders	38,027	38,131	(104)
Payments for common shares repurchased	33,798	11,999	21,799
Purchases of capital assets	26,786	25,562	1,224
Loans to distributors	778	3,237	(2,459)

We anticipate that net cash provided by operating activities will be between $256 million and $262 million in 2013, compared to $244 million in 2012, driven by higher earnings and lower funding of future medical benefits, partially offset by higher income tax and employee profit sharing/cash bonus payments. We anticipate that net cash generated by operating activities in 2013 will be utilized for dividend payments of approximately $50 million, capital expenditures of approximately $35 million, share repurchases and small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We plan to accumulate cash in advance of our October 2014 senior note maturity of $253.5 million. In anticipation of this debt maturity, we are evaluating repayment strategies which, in addition to using cash on hand, may include renegotiating our credit facility or possibly issuing new debt. We may also from time to time consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

We had $192.0 million available for borrowing under our credit facility as of September 30, 2013. We believe that net cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures, required debt service, dividend payments and possible small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $643.6 million as of September 30, 2013, a decrease of $9.0 million from December 31, 2012. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of September 30, 2013, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of September 30, 2013 included an $11.7 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2012, this fair value adjustment was a decrease of $0.8 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 7: Derivative financial instruments” and “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2012 Form 10-K.

Our capital structure for each period was as follows:

	September 30, 2013		December 31, 2012
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$257,284	6.6%	$255,478	6.6%	$1,806
Floating interest rate	386,284	4.5%	397,103	4.5%	(10,819)
Total debt	643,568	5.3%	652,581	5.3%	(9,013)
Shareholders’ equity	520,326		432,935		87,391
Total capital	$1,163,894		$1,085,516		$78,378

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 3.4 million shares remained available for purchase under this authorization as of September 30, 2013. During the first nine months of 2013, we purchased 0.9 million shares for $33.8 million. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of September 30, 2013, we had a $200.0 million credit facility, which expires in February 2017. Our commitment fee ranges from 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of September 30, 2013 and we expect to remain in compliance with all debt covenants throughout the next 12 months.

No amounts were outstanding under our credit facility during the first nine months of 2013 or during 2012. As of September 30, 2013, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(7,965)
Net available for borrowing as of September 30, 2013	$192,035
(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Foreign cash and investments – As of September 30, 2013, our subsidiaries located in Canada held cash and marketable securities of $44.0 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate the cash and marketable securities into the U.S., we would incur a U.S. tax liability of approximately $7 million.

Funds held for customers – Our Canadian payroll services business collects funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients' employees and the appropriate taxing authorities. Funds held for customers of $30.8 million as of September 30, 2013 decreased $12.4 million from December 31, 2012. The decrease in funds held for customers, and the corresponding accrued liability, was due primarily to the timing of the related cash flows.

Assets held for sale – Assets held for sale consisted of the operations of small business distributors which we purchased during 2013 and the fourth quarter of 2012. The assets purchased consisted primarily of customer lists. The $24.3 million increase in assets held for sale as of September 30, 2013, as compared to December 31, 2012, was due to the distributors purchased during 2013. Further information concerning all of the assets and liabilities attributable to the businesses held for sale can be found under the caption "Note 3: Supplemental balance sheet information"of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the nine months ended September 30, 2013 and 2012 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $10.6 million for the first nine months of 2013 and $15.0 million for the first nine months of 2012. We anticipate cash payments of approximately $12 million for the year ending December 31, 2013.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $3.8 million as of September 30, 2013 and December 31, 2012. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $2.4 million as of September 30, 2013 and $4.9 million as of December 31, 2012.

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

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2012 Form 10-K. There were no significant changes in these obligations during the first nine months of 2013.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the first nine months of 2013 or during 2012.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2012 Form 10-K. There were no changes in these policies during the first nine months of 2013.

During the quarter ended September 30, 2013, we completed the annual impairment analyses of goodwill and our indefinite-lived trade name. In completing the annual goodwill impairment analysis, we elected to perform a qualitative assessment for all of the reporting units to which goodwill is assigned. This qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010, in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43.0 million and $546.0 million, or by amounts between 55% and 442% above the carrying values of their net assets. In completing our qualitative analysis, we noted no changes in events or circumstances which would require us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units.

In completing the annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment. This analysis indicated that the trade name's calculated fair value exceeded its carrying value of $19.1 million by approximately $14.0 million. In this analysis we assumed a discount rate of 13.2% and a royalty rate of 1.5%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by approximately $1.6 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $11.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during the first nine months of 2013 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The guidance becomes effective for us on January 1, 2014. We do not expect the adoption of this standard to have a significant impact on our consolidated balance sheet.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2013, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing October 2014, including increase of $2,058 related to cumulative change in fair value of hedged debt	$255,501	$262,005	4.3%
Long-term notes maturing March 2019	200,000	213,750	7.0%
Long-term notes maturing November 2020, including decrease of $13,729 related to cumulative change in fair value of hedged debt	186,271	205,000	5.0%
Capital lease obligations	1,796	1,796	2.0%
Total debt	$643,568	$682,551	5.3%

(1) For our long-term notes, fair value is based on quoted market prices as of September 30, 2013 for identical liabilities when traded as assets. Capital lease obligations are presented at their carrying amount.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of September 30, 2013, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of September 30, 2013 included an $11.7 million decrease related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness can be found under the caption “Note 8: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $3.0 million change in interest expense for the first nine months of 2013, excluding any hedge ineffectiveness related to our interest rate swaps.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which were completed during the third quarter of 2013:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2013 - July 31, 2013	—	$—	—	3,442,428
August 1, 2013 - August 31, 2013	—	—	—	3,442,428
September 1, 2013 - September 30, 2013	45,600	39.42	45,600	3,396,828
Total	45,600	$39.42	45,600	3,396,828

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 3.4 million shares remained available for purchase under this authorization as of September 30, 2013.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2013, we withheld 8,520 shares in conjunction with the vesting and exercise of equity-based awards.

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

*

Exhibit Number	Description	Method of Filing
4.2
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

*
4.3
Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.4
Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.5
Indenture, dated as of May 14, 2007, by and between us and The Bank of New York Trust Company, N.A., as trustee (including form of 7.375% Senior Notes due 2015) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2007)

*
4.6
Supplemental Indenture, dated as of March 12, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2010)

*
4.7
Supplemental Indenture, dated as of September 9, 2010, among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 2010)

*
4.8
Indenture, dated as of March 15, 2011, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 7.00% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)

*
4.9
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

*
4.10
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

*
4.11
Indenture, dated as of November 27, 2012, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 6.000% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
4.12
Supplemental Indenture, dated as of November 26, 2012 among us, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
4.13
Second Supplemental Indenture, dated as of June 28, 2013 among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*

Exhibit Number	Description	Method of Filing
4.14
Supplemental Indenture, dated as of June 28, 2013 among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*
4.15
Second Supplemental Indenture, dated as of September 25, 2013 among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee
Filed herewith
4.16
Third Supplemental Indenture, dated as of September 25, 2013 among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Condensed Notes to Unaudited Consolidated Financial Statements**
Filed herewith
___________________
* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: October 30, 2013	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2013	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2013	/s/ Jeffrey J. Bata
Jeffrey J. Bata Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
4.15
Second Supplemental Indenture, dated as of September 25, 2013 among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee

4.16
Third Supplemental Indenture, dated as of September 25, 2013 among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee

12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Condensed Notes to Unaudited Consolidated Financial Statements