Form 10-K
period 2013-12-31
DELUXE CORP
filed 2014-02-28
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013
Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

Registrant’s telephone number, including area code: (651) 483-7111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $1,726,122,182 based on the last sales price of the registrant's common stock on the New York Stock Exchange on June 28, 2013. The number of outstanding shares of the registrant's common stock as of February 17, 2014, was 50,423,988.

Documents Incorporated by Reference: Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

DELUXE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

Item 1. Business.

Deluxe Corporation was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, our company was named Deluxe Check Printers, Incorporated. Our principal corporate offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966. Our main telephone number is (651) 483-7111.

COMPANY OVERVIEW

Our vision is to be the best at helping small businesses and financial institutions grow. Through our various businesses and brands, we help small businesses and financial institutions grow, operate and protect their businesses. We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to promote and sell a wide range of customized products and services. Over the past 24 months, our Small Business Services segment has provided products and services to over 4.5 million small business customers and our Direct Checks segment has provided products and services to more than six million consumers. Through our Financial Services segment, we provide products and services to approximately 5,500 financial institution clients. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 43.2% of our Small Business Services segment's revenue in 2013.

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

Accessories and other products – Small Business Services offers products designed to provide small business owners with the customized documents necessary to efficiently manage their business, including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, apparel, greeting cards and business cards. Financial Services offers various customer acquisition programs, marketing communications services and rewards and loyalty programs. Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection and security services. In addition, our Small Business Services segment offers payroll services and health care enrollment solutions, and Financial Services provides financial institution profitability and risk management services.

Revenue, by product and service category, as a percentage of consolidated revenue for the years ended December 31 was as follows:

	2013	2012	2011
Checks, including contract settlements	55.8%	58.7%	61.5%
Marketing solutions, including services	15.7%	13.6%	10.6%
Forms	12.6%	13.2%	13.8%
Accessories and other products	9.9%	9.2%	9.0%
Other services	6.0%	5.3%	5.1%
Total revenue	100.0%	100.0%	100.0%

BUSINESS SEGMENTS

Our business segments are generally organized by type of customer and reflect the way we manage the company. Additional information concerning our segments appears under the caption “Note 16: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Small Business Services

Small Business Services operates under various brands including Deluxe®, NEBS®, Safeguard®, PsPrint®, Hostopia®, Logo Mojo®, Aplus.netSM, OrangeSodaSM and VerticalResponse®. This is our largest segment in terms of revenue and operating income and we are concentrating on profitably growing this segment. Small Business Services strives to be a leading supplier to small businesses by providing personalized products and services that help them grow, operate and protect their businesses. This segment sells products and services to small businesses in North America and portions of South America and Europe.

The majority of Small Business Services products are distributed through more than one channel. Our primary channels are direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard distributors, a network of independent local dealers, and a direct sales force which focuses on major accounts. These efforts are supplemented by the account development efforts of an outbound telemarketing group. Customer service for initial order support, product reorders and routine service is provided by a network of call center representatives located throughout the United States and Canada.

Our strategies within Small Business Services are as follows:

•	Effectively acquire and retain customers by optimizing each of our sales channels;

•	Expand sales of higher growth marketing solutions and other services;

•	Increase our share of the amount small businesses spend on the types of products and services in our portfolio through increased brand awareness and improved customer segmentation and analytics; and

•	Continue to optimize our cost and expense structure.

We continue to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of business checks and printed forms, but also as a provider of higher growth marketing solutions and other services. These key enablers include attracting new customers, strengthening our portfolio of products and services, improving our use of technology, growing our distributor channel, and enhancing brand awareness and positioning.

We have focused on identifying opportunities to expand sales to our existing customers and to acquire new customers. The small business customer referrals we receive through our Deluxe Business Advantage® program continue to be important to our growth. This program provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us more deeply serve unique customer segments such as contractors, retailers and professional services firms. In addition, we continue to leverage customer referrals from our telecommunications clients, we continue to invest in our e-commerce platforms to increase opportunities to market and sell on-line, and we continue to utilize various marketing initiatives, including television, internet and direct mail solicitations. We have also acquired the operations of several small business distributors with the intention of increasing our customer base and growing revenue in our distributor channel. These distributors primarily sell checks, accessories, forms and promotional products.

We continuously evaluate ways to strengthen our portfolio of products and services. In recent years, we have grown our base of partnerships and we have acquired companies which allow us to expand our marketing solutions and other services offerings, including additional web services, web-to-print capabilities, internet marketing services and electronic checks. We expect sales of these higher growth products and services will continue to represent an increasing portion of our revenue. Specifically, during June 2013, we acquired VerticalResponse, Inc., a provider of self-service marketing solutions for small businesses, including e-mail marketing, social media, on-line event marketing, postcard marketing and on-line surveys. In May 2012, we acquired OrangeSoda, Inc., a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses, and in July 2011, we acquired PsPrint, LLC a web-to-print solutions company that provides online print marketing and promotional services for small businesses.

During the past several years, we have invested in promoting and strengthening the Deluxe brand to increase brand awareness and loyalty. In late 2012, we implemented an advertising campaign intended to encourage small business owners to view us as a business partner who can provide many of the key elements they need to operate and promote their business, so the owners can focus instead on doing what they love. This campaign continued throughout 2013 and into 2014. We examined our marketing strategies, held focus groups, analyzed research studies, and shadowed small business owners while they worked. Through these efforts, we learned that the primary motivator for today's small business owner has shifted from business growth to personal satisfaction. This insight formed the basis of our brand awareness campaign, the redesign of our Deluxe.com website and updated training for our call center sales representatives. We completed a small business brand awareness study late in the fourth quarter of 2013, which showed positive improvements in areas such as brand awareness, buying consideration, and likelihood to recommend. For example, for existing customers, the study showed double-digit percentage improvements in familiarity with Deluxe as a website design and hosting services provider. Our intent for 2014 is to continue our brand awareness campaign, including television, online digital and print media. We plan to increase our focus on direct response marketing, as well as drive a more targeted local market concentration.

As in our other two business segments, we continue our efforts within Small Business Services to simplify processes, eliminate complexity and lower costs. Small Business Services outsources the production of some of its products, including certain business forms, promotional products and apparel. In conjunction with our cost reduction initiatives, we continually seek to further enhance our strategic supplier sourcing arrangements within this segment. In addition, the expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of production facilities while still meeting client requirements. During the fourth quarter of 2013, we closed our New Albany, Indiana manufacturing facility and moved its operations into another facility. In 2012, we closed our Rockford, Illinois printing facility and consolidated the work into other facilities and in 2011, we closed our Crystal Lake, Illinois business products fulfillment center, moving its operations into another facility.

Financial Services

Financial Services' products and services are sold primarily through a direct sales force, which executes supply contracts with our financial institution clients nationwide, including banks, credit unions and financial services companies. Check supply contracts usually range in duration from three to six years. As part of our check programs, we provide enhanced services such as customized reporting, file management, expedited account conversion support, trackable delivery and billing services. Consumers typically submit their check order to their financial institution, which then forwards the order to us. Consumers may also submit their check orders over the phone or internet. We process the order and ship it directly to the consumer. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed or cause-related designs we offer, including Disney®, Warner Brothers®, Garfield®, Harley-Davidson®, NASCAR®, PGA TOUR®, Thomas Kinkade®, Susan G. Komen for the Cure® and National Arbor Day Foundation®.

Our strategies within Financial Services are as follows:

•	Optimize core check revenue streams and acquire new clients;

•	Expand sales of higher growth marketing solutions and other services that differentiate us from the competition; and

•	Continue to optimize our cost and expense structure.

We continue to focus on maintaining high client retention and on acquiring new clients. We added new large financial institution clients in the third quarter of 2013, the first quarter of 2012 and in the third quarter of 2010. We are also advancing our marketing solutions and other services offerings with customer acquisition, risk management, and other new services. In December 2013, we acquired the assets of Destination Rewards, a rewards and loyalty program provider, in August 2013, we acquired the assets of Acton Marketing, LLC, a provider of direct marketing services for financial institutions, and in April 2011, we acquired the assets of Banker's Dashboard, LLC, which provides online financial management tools that provide banks with a comprehensive daily view of their financial picture. We also continue to leverage our Deluxe Business Advantage program which is designed to maximize financial institution business check programs. It offers the products and services of our Small Business Services segment to the small business customers of financial institutions through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.

In our efforts to expand beyond check-related products, we offer several marketing solutions and other services offerings, including:

•
Marketing solutions – a variety of strategic marketing solutions which help financial institutions acquire new customers, deepen existing customer relationships and retain customers, including Cornerstone SolutionsSM; the service offerings of Acton Marketing; Destination Rewards® proprietary customer loyalty, incentive and engagement solutions; analytics-driven direct marketing programs; and SwitchAgentSM, a proprietary service allowing consumers to easily switch from one financial institution to another.

•	Banker's Dashboard® – online financial management tools that provide financial institutions with a comprehensive daily view of their financial picture.

•	Deluxe ProventSM – a comprehensive suite of identity protection services.

•	Deluxe Detect® – an account applicant screening tool.

We expect providing products and services that differentiate us from the competition will help partially offset the impacts of the decline in check usage and the competitive pricing pressures we are experiencing in our check programs. As such, we also continue to focus on accelerating the pace at which we introduce new products and services.

As in our other two business segments, Financial Services continues to simplify processes, eliminate complexity and lower costs. During 2013, we integrated our customer call center leadership structure with Small Business Services to leverage internal best practices, processes and resources, and during 2011, we closed our Financial Services customer call center located in Phoenix, Arizona, moving the work to other facilities.

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

We continue to actively market our products and services through targeted advertising, including a continued focus on the internet channel. We continue to explore avenues to increase sales to existing customers. One example is the check protection service we offer in partnership with EZShield, Inc., which provides reimbursement to consumers for losses resulting from forged signatures or endorsements and altered checks. As in our other two business segments, Direct Checks continues to simplify processes, eliminate complexity and lower costs. During 2012, we consolidated our Little Rock, Arkansas and Joppa, Maryland call centers into our Colorado Springs, Colorado call center and closed our Joppa, Maryland printing facility, moving the production to other facilities. We continue to identify additional opportunities to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment.

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

We have demonstrated our commitment to innovative technology solutions by implementing a fully automated flat check delivery package, for which we have a patent pending, to mitigate the effect of postal rate increases. We also continue to sponsor “sustainability” initiatives which encompass environmentally friendly practices. We have aligned with suppliers that promote sustainable business practices and we continually seek opportunities to eliminate wasted material, reduce cycle times and use more environmentally friendly materials. More than 90% of our check and form paper is purchased from Forest Stewardship Council certified supplier mills, our vinyl checkbook covers are produced utilizing a minimum of 45% post-industrial recycled material and we use environmentally friendly janitorial supplies. Our sustainability initiatives have also benefited our results of operations over the past several years as we focused on reducing our consumption of water, electricity and natural gas and improved our transportation efficiency. We continue efforts to reduce solid waste sent to landfills, and we have been a member of the Environmental Protection Agency's Green Power Leadership Club since 2010. The green power that we purchased during 2013 amounted to more than 65% of our annual U.S. electricity needs.

The expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of production facilities while still meeting client requirements. During 2013, we closed our New Albany, Indiana manufacturing facility and moved its operations into another facility. In 2012, we closed our Rockford, Illinois and Joppa, Maryland fulfillment facilities, relocating the operations and assets of those facilities to existing locations, and during 2011, we closed our Crystal Lake, Illinois business products fulfillment center and moved its operations into another facility. We have also expanded our use of digital printing processes, and the 2011 acquisition of PsPrint, LLC, a web-to-print solutions company, allowed us to enhance our web-to-print capabilities.

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

INDUSTRY OVERVIEW

Checks

According to a Federal Reserve study released in December 2013, debit card, credit card and ACH payments all exceeded the number of checks written in 2012. Approximately 21.0 billion checks were written in 2012, accounting for approximately 17% of all non-cash payment transactions. This is a reduction from the Federal Reserve Study released in December 2010 when checks accounted for approximately 25% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately 8.8% percent per year between 2009 and 2012. Although, we experienced a slightly lower decline in our check order volume than the Federal Reserve estimate, we expect that the number of checks written will continue to decline. However, we cannot predict the rate at which this decline will continue in the long-term. In addition, we believe that turmoil in the financial services industry between 2009 and 2011 had a negative impact on our check volumes, as some of our clients experienced higher than normal customer attrition. However, our Financial Services check order decline rates did return to pre-recessionary levels in 2013 and 2012.

In addition to the shift to electronic payment methods, consumer spending, employment levels and housing stock also impact the number of checks consumers use. Weak growth in consumer spending during 2013, along with only modest private sector growth in employment, continued to negatively impact our personal check businesses. Consumer spending did improve in the fourth quarter of 2013, which may foreshadow a positive impact in 2014. Partially offsetting the negative impact of employment levels and consumer spending in 2013 was an improvement in housing stock. An increase in housing stock has a positive impact on the number of checks purchased, as new households typically are in need of new checks. According to statistics released by the U.S. Census Bureau in January 2014, housing units completed during 2013 increased 17.4% as compared to 2012. We cannot predict whether these economic trends will improve, stay the same or worsen in the near future.

Small Business Customers

The Small Business Administration's Office of Advocacy defines a small business as an independent business having fewer than 500 employees. According to data published by the U.S. Census Bureau, in 2011, the most recent period for which information is available, there were approximately 28.2 million small businesses in the United States. According to the Small Business Branch of Industry Canada, there are just over one million small businesses in Canada with employees, and 98% of businesses in Canada have fewer than 100 employees.

The small business market is impacted by general economic conditions and the rate of small business formations. The index of small business optimism published by the National Federation of Independent Business (NFIB) was 88.0 in December 2012 and ended 2013 at 93.9. Although this shows improvement, the December 2013 index was down 0.6 from its strongest reading in this recovery. A poll conducted by Gallup and Wells Fargo during October 2013 found that 23% of small business owners are more optimistic about the future of their businesses going into 2014 than they were at the same time the previous year. Roughly half or 49%, felt neither more nor less optimistic, and 28% were less optimistic. While slightly more small business owners are optimistic about 2014 compared to the results going into 2012, when the figure was 21%, we cannot assume there will be a significant improvement in economic conditions in 2014. On a positive note, according to data published by the U.S. Census Bureau, there was a slight increase in the number of small businesses created in 2011, as compared to 2010, the most recent information available. We believe small businesses are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, it may be more difficult for small businesses to obtain credit and small businesses may choose to spend their limited funds on items other than our products and services. In recent years, we believe the economy negatively impacted our operating results and/or our growth opportunities. We cannot predict whether these economic trends will improve, stay the same or worsen in the near future.

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

Financial Institution Clients

Checks are most commonly ordered through financial institutions, including banks, credit unions and other financial services companies. As such, several developments related to financial institutions have affected the check printing portion of the payments industry.

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

Turmoil in the financial services industry, which began in late 2008, led to increases in bank failures and consolidations over the past several years. To the extent any financial institution failures and consolidations impact large portions of our customer base, this could have a significant impact on our financial institution check programs.

Direct Mail Response Rates

Direct Checks and portions of Small Business Services have, at times, experienced declines in response rates related to direct mail promotional materials. While we believe that media response rates have declined across a wide variety of products and services, we believe that the declines we have experienced are also attributable to the decline in check usage, the gradual obsolescence of standardized forms products and increasing utilization of e-commerce by both consumers and small businesses. We continually evaluate our marketing techniques in order to utilize the most effective and affordable advertising media.

Competition

The small business forms and supplies market and the small business marketing solutions and other services markets are highly fragmented with many small local suppliers, large national retailers and internet-based providers. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution and telecommunications clients, competitive prices, high quality and dependable service.

In the small business forms and supplies market, the competitive factors influencing a customer's purchase decision are breadth of product line, speed of delivery, product quality, price, convenience, customer service and past experience with the supplier. Our primary competitors are office product superstores, local printers, business forms dealers and internet-based suppliers. Local printers provide personalization and customization and offer a local relationship, but typically have a limited variety of products and services, as well as limited printing sophistication. Office superstores offer a variety of products at competitive prices, but provide limited personalization and customization. We are aware of numerous competitors offering printed products and business supplies to small businesses through the internet, direct mail, distributors or a direct sales force.

Many of our marketing solutions and other services offerings also face intense competition, including competition from numerous internet-based service providers. We expect the intensity of competition to increase in the future from other established and emerging companies due to the relatively low barriers to entry for the services we offer, as well as small businesses' increasing use of the internet which allows service providers to work directly with small businesses as opposed to using intermediaries. The competitive factors affecting marketing solutions and other services offerings include the breadth, quality and ease of use of web and other services, price, and the responsiveness and quality of customer support.

In the check printing portion of the payments industry, we face considerable competition from other check printers, and we expect competition to remain intense as check usage continues to decline. We also face competition from check printing software vendors. Moreover, the check product must compete with alternative payment methods, including credit cards, debit cards, direct deposit, wire transfers and internet-based bill paying services, as well as automated teller machines, which make cash a more readily available alternative.

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

At times, check suppliers have reduced the prices of their products during the supplier selection process in an attempt to gain greater volume. The corresponding pricing pressure has negatively impacted our profit margins. Pricing pressure will continue to impact our results of operations through lower pricing levels or client losses. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution are a common practice within the industry. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated significantly in recent years. These up-front payments negatively impact check printers' cash flows at the beginning of the contracts. Our goal is to reduce the use of up-front product discounts by structuring new contracts with alternative incentives throughout the duration of the contract.

Seasonality

We experience seasonal trends in sales of some of our products. For example, holiday card and retail packaging sales typically are stronger in the fourth quarter of the year due to the holiday season, as are health care enrollment solutions. Sales of tax forms are stronger in the first and fourth quarters of the year, and check sales for our Direct Checks segment have historically been stronger in the first quarter of the year.

Raw Materials, Supplies and Service Providers

The principal raw materials used in producing our main products are paper, plastics, ink, cartons and printing plate material, which we purchase from various sources. We also purchase stock business forms produced by third parties. We believe that we will be able to obtain an adequate supply of materials from current or alternative suppliers.

We have entered into agreements with third party providers for information technology services, including telecommunications and network server and transaction processing services. In addition, we have agreements with companies to provide services such as electronic checks and on-line payment solutions. We believe we would be able to obtain an alternative source of supply if one or more of our service providers failed to perform.

Governmental Regulation

We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act, as well as the Electronic Communications Privacy Act and other federal and foreign regulation and state law regarding the protection of consumer information. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers' nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations, as well as confidentiality clauses in certain of our communication service provider contracts that cover small businesses’ customer information. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. The complexity of compliance with these regulations may also increase the cost of doing business.
Due to our increasing use of the internet for sales and marketing, laws specifically governing the internet, e-commerce, behavioral advertising and email marketing may have an impact on our business. Existing and future laws governing issues such as privacy, consumer protection or commercial email may impede the growth of the internet and our ability to market and provide our products and services. It is not always clear how existing laws governing these and other issues apply to the internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the internet and do not contemplate or address the unique issues raised by e-commerce. Those laws that do reference the internet, such as the U.S. CAN-SPAM Act of 2003 and the U.S. Digital Millennium Copyright Act, are only beginning to be interpreted by the courts. More restrictive legislation, such as new privacy laws, search engine marketing restrictions or “anti-spam” regulations, could decrease traffic to our websites, decrease marketing opportunities and increase the cost of obtaining new customers.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted in 2010. The Act implements changes that affect the oversight and supervision of financial institutions, creates a new agency responsible for implementing and enforcing compliance with consumer financial laws and introduces more stringent regulatory capital requirements. The full impact of the Act and/or any additional related regulatory changes remains unclear due to the pace at which formal rulemaking is finalized. It is likely that the Act has and will have a negative impact on the profitability of our financial institution clients as they incur costs to comply with the new regulations. In spite of these additional costs, financial institutions may seek to maintain the profits they have historically generated, and they may put significant pricing pressure on their suppliers, including their check and service providers. The increase in cost and profit pressure may also lead to further consolidation of financial institutions. Additionally, the Act gave the Consumer Financial Protection Bureau (CFPB) the authority to pursue financial institutions engaged in unfair, deceptive or abusive practices. The CFPB’s rule-making and enforcement power may also extend to financial institutions’ service providers. This has made some financial institutions wary of offering add-on services, such as fraud/identity protection or expedited check delivery, to their customers. It would have an adverse impact on our results of operations if we were unable to market such services to consumers or small businesses through our financial institution clients.
At this time, we are not aware of any changes in these laws or regulations which will have a significant impact on our business during 2014.

Intellectual Property

We rely on a combination of trademark and copyright laws, trade secret and patent protection, and confidentiality and license agreements to protect our trademarks, software and other intellectual property. These protective measures afford only limited protection. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products or services which do not infringe on our intellectual property rights. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Check designs exclusively licensed from third parties account for a portion of our revenue. These license agreements generally average three years in duration. There can be no guarantee that such licenses will be available to us indefinitely or under terms that would allow us to continue to sell the licensed products profitably.

EMPLOYEES

As of December 31, 2013, we employed 5,006 employees in the United States and 569 employees in Canada. None of our employees are represented by labor unions, and we consider our employee relations to be good.

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

Further information about Deluxe Corporation is also available at Deluxe.com, facebook.com/deluxecorp and twitter.com/deluxecorp.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

Name	Age	Present Position	Executive Officer Since
Anthony Scarfone	52	Senior Vice President, General Counsel and Secretary	2000
Terry Peterson	49	Senior Vice President, Chief Financial Officer	2005
Lee Schram	52	Chief Executive Officer	2006
Pete Godich	49	Senior Vice President, Fulfillment	2008
Julie Loosbrock	54	Senior Vice President, Human Resources	2008
Malcolm McRoberts	49	Senior Vice President, Small Business Services	2008
John Filby	51	Senior Vice President, Financial Services	2012
Jeffrey Bata	48	Vice President, Controller and Chief Accounting Officer	2012
Tracey Engelhardt	49	Vice President, Direct-to-Consumer	2012
Michael Mathews	41	Vice-President, Chief Information Officer	2013
Amanda Brinkman	34	Vice-President, Chief Brand and Communications Officer	2014

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

Julie Loosbrock was named Senior Vice President, Human Resources in September 2008.

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

Jeffrey Bata joined us in June 2012 as Vice President, Controller and Chief Accounting Officer. Prior to joining us, Mr. Bata served as Vice President and Chief Financial Officer for Carlson Marketing Worldwide, Inc. (CMW) from August 2009 to February 2011. CMW is a global loyalty marketing services, engagement and events provider, and a division of Aimia, Inc., a Canadian-based, publicly traded loyalty management company. Prior to this, Mr. Bata held a variety of leadership positions at Carlson Companies, Inc., a global hospitality and travel company, including Vice President and Chief Accounting Officer for Carlson Companies from April 2008 to August 2009.

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

Michael Mathews joined us in May 2013 as Vice President, Chief Information Officer. Prior to joining us, Mr. Mathews served as Senior Vice President, Strategy and Enterprise Programs for UnitedHealth Group from July 2009 to May 2013. UnitedHealth Group is a publicly-traded diversified health and well-being company which provides health care coverage and benefits services and information and technology-enabled health services. From April 2007 to July 2009, Mr. Mathews served as Global Head of Strategy and Delivery for Technology and Operations for the Global Wealth and Investment Management group of Merrill Lynch & Co., Inc., one of the world's leading capital markets, advisory and wealth management companies.

Amanda Brinkman joined us in January 2014 as Vice President, Chief Brand and Communications Officer. Prior to joining us, Ms. Brinkman was self-employed, operating her own brand agency from January 2013 to December 2013. From August 2009 to December 2012, Ms. Brinkman served as Vice President, Brand and Creative Services for Allianz Life Insurance Company of North America. From June 2007 to August 2009, Ms. Brinkman served as Vice President, Creative Services for UnitedHealth Group.

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
We continue to execute strategies intended to drive sustained revenue and earnings growth, including our focus on increasing marketing solutions and other services revenue, which we believe represents our most significant revenue growth opportunity. We have and will continue to invest in several key enablers to achieve our strategies, including strengthening our portfolio of products and services, enhancing brand awareness and positioning, attracting and retaining customers, growing our distributor, dealer and major accounts networks, improving the customer experience and investing in small to medium-sized acquisitions. Our business strategies could fall short of our expectations for many reasons, including, among others:

•	the failure to anticipate and overcome obstacles to achieving our goals;

•	the decision to forgo intended investments because the investments are more costly than we anticipated or because we are unable to devote the necessary operational or financial resources;

•	the inability to promote, strengthen and protect our brand;

•	the failure to acquire new customers, retain our current customers and sell more products and services to current and new customers;

•	unanticipated changes in our business, markets, industry or the competitive landscape;

•	the failure to generate profitable revenue growth; and

•	challenging general economic conditions.

We can provide no assurance that our growth strategies will be successful either in the short-term or in the long-term, that they will generate a positive return on our investment, or that they will not dilute our operating margins. Additionally, if our strategies are not successful, or if there is market perception that our strategies are not successful, our reputation and brand may be damaged and the price of our shares may decline.

We face intense competition in all areas of our business.
Although we are one of the leading check printers in the United States, we face considerable competition. In addition to competition from alternative payment methods, we also face intense competition from another large check printer in our traditional financial institution sales channel, from direct mail and internet-based sellers of personal and business checks, and from check printing software vendors. The markets for small business products and services are also intensely competitive, highly fragmented and geographically dispersed. Current and potential competitors include traditional storefront printing companies; office superstores; companies offering website design and hosting; wholesale printers; online printing companies; email marketing services companies; suppliers of custom apparel, promotional products and customized gifts; and numerous internet firms and retailers.
We can provide no assurance that we will be able to compete effectively against current and future competitors. In recent years, our revenue has benefited from price increases in all three of our business segments. We can provide no assurance that we will be able to increase prices in the future while remaining competitive. Continued competition could result in price reductions, reduced profit margins, loss of customers and brand recognition, and an increase in up-front cash payments to financial institutions upon contract execution or renewal, all of which would have an adverse effect on our results of operations and cash flows.
The check printing portion of the payments industry is mature and, if check usage declines faster than expected, it could have an adverse impact on our operating results.
Check printing is, and is expected to continue to be, an essential part of our business. We sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, the total number of checks written in the United States has been in decline since the mid-1990's. According to a Federal Reserve study released in December 2013, the total number of checks written declined 8.8% each year between 2009 and 2012, and we expect the decline to continue. We believe that the number of checks written will continue to fall due to the increasing use of alternative payment methods, including credit cards, debit cards, direct deposit, wire transfers and internet-based bill paying services, as well as automated teller machines, which make cash a more readily available alternative. However, the rate and the extent to which alternative payment methods will achieve acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods, or our inability to successfully offset the decline in check usage with other sources of revenue, would have an adverse effect on our business and results of operations.
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
We rely on a variety of methods to promote our products and services, including direct mail advertising, e-mail marketing, purchased search results from online search engines, broadcast media, and advertising banners and other online links. The profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates. We can provide no assurance regarding the future cost, effectiveness and/or availability of suitable advertising media. Additionally, our Direct Checks segment and portions of our Small Business Services segment have, at times, experienced declines in response rates related to direct mail promotional materials. While we believe that media response rates have declined across a wide variety of products and services, we believe that the declines we have experienced are also attributable to the decline in check usage, the gradual obsolescence of standardized forms products and increasing utilization of e-commerce by both consumers and small businesses. In an attempt to offset these impacts, we continually modify our marketing and sales efforts and have shifted a greater portion of our advertising investment to the internet. Competitive pressure may inhibit our ability to reflect increased costs in the prices of our products and new marketing strategies may not be successful. We can provide no assurance that we will be able to offset a decline in response rates, even with additional marketing and sales efforts.
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
Another trend impacting our business is that the use of smart phone and tablet computing devices is increasing. According to the International Data Corporation (IDC) Worldwide Quarterly Smart Connected Device Tracker report published in September 2013, 87% of connected device sales by 2017 will be tablets and smart phones. As current and potential customers increase their use of mobile devices, visits to our websites via traditional computers may decline. Designing and purchasing custom products on mobile devices is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth. Beyond these difficulties, our technology may not be optimized for mobile devices, and the development of mobile-oriented user interfaces and other technologies is complex. Although we are constantly making investments to update our technology, we cannot predict the success of these investments. If the market shift to mobile devices accelerates faster than we are able to make the necessary changes, we could find it increasingly difficult to attract new and repeat visitors to our websites and convert these visitors to customers, which would result in decreased revenue.
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
A component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high quality customer experience. We have invested, and will continue to invest, resources in website development, design and technology, and customer service and production operations. Our ability to provide a high quality customer experience is also dependent on external factors including the reliability and performance of our suppliers, telecommunications providers and third-party carriers. If we are unable to provide a high quality customer experience for any reason, our reputation would be harmed and our efforts to develop brand loyalty would be adversely impacted. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, which would adversely harm our business and results of operations.
We face uncertainty regarding the success of recent and future acquisitions, which could have an adverse impact on our operating results.
During 2013, we acquired VerticalResponse, Inc. and substantially all of the assets of Acton Marketing, LLC and Destination Rewards, Inc. During 2012, we acquired OrangeSoda, Inc., and during 2011, we acquired substantially all of the assets of PsPrint, LLC and Banker's Dashboard, LLC. We have invested in acquisitions that offer marketing solutions and other services and extend the range of products and services we offer to financial institutions and small businesses. In addition, we have purchased the operations of several small business distributors with the intention of growing revenue in our Small Business Services distributor channel. The integration of any acquisition involves numerous risks, including: difficulties and/or delays in assimilating operations, technologies and products; failure to realize expected synergies; diversion of management's attention from other business concerns; potential loss of key employees; potential exposure to unknown liabilities; and possible loss of our customers or the customers of the acquired businesses. One or more of these factors could impact our ability to successfully integrate an acquisition and could negatively affect our results of operations.
We may continue to invest in small to medium-sized acquisitions. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenue or earnings to any material extent. Significant acquisitions typically result in additional contingent liabilities and/or additional amortization expense related to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition.
Security breaches involving customer data, or the perception that e-commerce is not secure, could adversely affect our reputation and business.
Online commerce and communications depend on the secure transmission of confidential information over public networks. Web-based channels collect customers’ bank account information and bill our customers’ credit card accounts. Within Small Business Services, we provide internet-based marketing services, including web hosting services which we provide directly to small businesses and through wholesale partners. We rely on various security procedures and systems to ensure the secure storage and transmission of data, including encryption and authentication technology licensed from third parties, to effect secure transmission of confidential information. Computer networks and the internet are, by nature, vulnerable to unauthorized access. An accidental or willful security breach could result in unauthorized access and/or use of customer data, including consumers' nonpublic personal information. Our security measures could be breached by a third-party action, computer viruses, accidents, employee error or malfeasance, or design flaws in our systems could be exposed and exploited. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Although we encounter threats from time to time, none of which have materially impacted us, and we maintain a system of information security and controls, the impact of a material event could damage our reputation, deter clients and consumers from ordering our products and services, and result in the termination of client contracts, all of which would adversely affect our business and operating results. We could also be exposed to time-consuming and expensive litigation. If we are unsuccessful in defending a lawsuit regarding security breaches, we may be forced to pay damages which would have an adverse effect on our operating results.
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
The satisfactory performance, reliability and availability of our information technology systems is critical to our reputation and our ability to attract and retain customers. We could experience temporary interruptions in our websites, transaction processing systems, network infrastructure, printing production facilities or customer service operations for a variety of reasons including, among others: human error, software errors, security breaches, power loss, telecommunications failures, fire, flood, extreme weather and other events beyond our control. In addition, our technology, infrastructure and processes may contain undetected errors or design faults which may cause our websites or operating systems to fail. The failure of our systems could interfere with the delivery of services to our customers and impede our customers' ability to do business. In addition to the potential loss of customers, we may be required to incur additional development costs, divert technical and other resources, and we may be the subject of negative publicity and/or liability claims, all of which would adversely affect our reputation and operating results.
The cost and availability of materials, delivery services and energy could adversely affect our operating results.
We are subject to risks associated with the cost and availability of paper, plastics, ink, other raw materials, delivery services, and energy. There are relatively few paper suppliers. As such, when our suppliers increase paper prices, we may not be able to obtain better pricing from alternative suppliers. Postal rates have increased in recent years and the United States Postal Service (USPS) has incurred significant financial losses. This may result in changes to the breadth and/or frequency of USPS mail delivery services in the future. Also, fuel costs have fluctuated over the past several years, sometimes resulting in fuel surcharges for delivery services. Competitive pressures and/or contractual arrangements may inhibit our ability to reflect increased costs in the price of our products.
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
Changes in the way the internet operates or in how it is used by small businesses and their customers may occur rapidly. The introduction of competing products and services using new technologies, the evolution of industry standards or the introduction of more attractive products or services could make some or all of our web-based products and services less desirable, or even obsolete. To be successful, our web-based products and services must keep pace with technological developments and evolving industry standards and address the ever-changing and increasingly sophisticated needs of our customers. We could lose current and potential customers if we are unable to develop products and services that meet these changing demands in a timely manner. Additionally, our operating results could be adversely affected if we are required to incur substantial costs to keep pace with technological advances.
Asset impairment charges would have a negative impact on our consolidated results of operations.
Goodwill and an indefinite-lived trade name represented 54% of our total assets as of December 31, 2013. On at least an annual basis, we assess whether the carrying value of these assets is impaired. This analysis considers factors including, but not limited to, economic, market and industry conditions. For example, if our stock price were to decline for a sustained period, if a downturn in economic conditions were to negatively affect our actual and forecasted operating results, or if order volume declines for our Direct Checks segment were to accelerate, these situations could indicate a decline in the fair value of one or more of our reporting units. This may require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name. We are also required to assess the carrying value of other long-lived assets, including intangibles and assets held for sale. If we were required to record an asset impairment charge for any reason, our consolidated results of operations would be adversely affected.

Governmental regulation could limit or harm our business.
We are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act, as well as the Electronic Communications Privacy Act and other federal and foreign regulation and state law regarding the protection of consumer information. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers' nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations, as well as confidentiality clauses in certain of our communication service provider contracts that cover small businesses’ customer information. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. The complexity of compliance with these regulations may also increase the cost of doing business.
Due to our increasing use of the internet for sales and marketing, laws specifically governing the internet, e-commerce, behavioral advertising and email marketing may have an impact on our business. Existing and future laws governing issues such as privacy, consumer protection or commercial email may impede the growth of the internet and our ability to market and provide our products and services. It is not always clear how existing laws governing these and other issues apply to the internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the internet and do not contemplate or address the unique issues raised by e-commerce. Those laws that do reference the internet, such as the U.S. CAN-SPAM Act of 2003 and the U.S. Digital Millennium Copyright Act, are only beginning to be interpreted by the courts. More restrictive legislation, such as new privacy laws, search engine marketing restrictions or “anti-spam” regulations, could decrease traffic to our websites, decrease marketing opportunities and increase the cost of obtaining new customers.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted in 2010. The Act implements changes that affect the oversight and supervision of financial institutions, creates a new agency responsible for implementing and enforcing compliance with consumer financial laws and introduces more stringent regulatory capital requirements. The full impact of the Act and/or any additional related regulatory changes remains unclear due to the pace at which formal rulemaking is finalized. It is likely that the Act has and will have a negative impact on the profitability of our financial institution clients as they incur costs to comply with the new regulations. In spite of these additional costs, financial institutions may seek to maintain the profits they have historically generated, and they may put significant pricing pressure on their suppliers, including their check and service providers. The increase in cost and profit pressure may also lead to further consolidation of financial institutions. Additionally, the Act gave the Consumer Financial Protection Bureau (CFPB) the authority to pursue financial institutions engaged in unfair, deceptive or abusive practices. The CFPB’s rule-making and enforcement power may also extend to financial institutions’ service providers. This has made some financial institutions wary of offering add-on services, such as fraud/identity protection or expedited check delivery, to their customers. It would have an adverse impact on our results of operations if we were unable to market such services to consumers or small businesses through our financial institution clients.
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
A significant portion of our business relies on small business spending. As such, the level of small business confidence and the rate of small business formations and closures impact our business. In recent years, below average small business optimism, as well as declines in small business formations and increases in small business closures, negatively impacted our results of operations and/or our growth opportunities in Small Business Services. We believe small businesses are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, it may be more difficult for small businesses to obtain credit and small businesses may choose to spend their limited funds on items other than our products and services. Within our personal check printing businesses, consumer spending, employment levels and housing stock impact the number of checks consumers use. Weak growth in consumer spending during 2013, along with only modest private sector growth in employment, continued to negatively impact our personal check businesses. Partially offsetting the negative impact of employment levels and consumer spending in 2013 was an improvement in housing stock. An increase in housing stock has a positive impact on the number of checks purchased, as new households typically are in need of new checks. We cannot predict whether these economic trends will improve, stay the same or worsen in the near future.
As a result of global economic conditions in recent years, a number of financial institutions sought additional capital, merged with other financial institutions and, in some cases, failed. This turmoil in the financial services industry affected and may continue to affect our results of operations in a number of ways.
Our experience indicates that financial institution failures, as well as the consolidation of companies within the financial services industry, may have caused some larger financial institutions to lose customers, and this trend appears to be continuing. A study published by cg42, a management consulting firm, in July 2013 indicated that 26% of the top 10 retail banks’ customers expressed that they are frustrated with their primary banks, and 15% of these customers are actively pursuing a change in their banking relationship. The loss of customers for some financial institutions may reduce our order volume when those customers move their accounts to financial institutions that are not our clients, or customers may reduce or delay their check purchases while they are considering changing banks.
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
The severity and length of the present sluggish global economy is unknown. A further deterioration in financial markets and in general business conditions in 2014 could negatively affect our operating results.
The failure to reduce costs could have an adverse impact on our operating results.
Intense competition, declines in the use of checks and business forms, and sluggish economic conditions compel us to continually improve our operating efficiency in order to maintain or improve profitability. We have significantly reduced costs over the past several years, primarily within sales, marketing and our shared services functions, including fulfillment, information technology, real estate, finance and human resources. We realized net cost reductions of approximately $55 million in 2013, as compared to our 2012 results of operations, and we will continue to explore ways to simplify our business processes and reduce our cost and expense structure. Cost reduction initiatives have required and will continue to require up-front expenditures related to items such as redesigning and streamlining processes, consolidating information technology platforms, standardizing technology applications, improving real estate utilization and funding employee severance benefits. We can provide no assurance that we will achieve future cost reductions or that we will do so without incurring unexpected or greater than anticipated expenditures. Moreover, we may find that we are unable to achieve business simplification and/or cost reduction goals without disrupting our business and, as a result, may choose to delay or forgo certain cost reductions as business conditions require. Failure to continue to improve our operating efficiency could adversely affect our business if we are unable to remain competitive.
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
A third party could assert that we are infringing its intellectual property rights, which could result in costly litigation or require us to obtain licenses.
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
The success of our business depends on the contributions and abilities of key employees, especially in the areas of sales, marketing, product management, and information technology. If we are unable to retain our existing employees and attract qualified personnel, we may not be able to grow and manage our business effectively. We can provide no assurance that we will be successful in attracting and retaining such personnel.

We may be subject to sales and other taxes which could have an adverse effect on our business.
In accordance with existing state and local tax laws, we currently collect sales, use or other similar taxes in state and local jurisdictions where each legal entity has a physical presence. One or more state or local jurisdiction may seek to impose sales tax collection obligations on out-of-state companies which engage in remote or online commerce. Further, tax law and the interpretation of constitutional limitations thereon is subject to change, including pending federal legislation which would allow a state to impose collection requirements on entities which make sales into that state but lack physical presence in that state. In addition, cross-marketing and other affiliate support activities between our direct-to-consumer businesses and any of our other entities which have a physical presence in numerous states, could subject shipments of goods by our direct-to-consumer businesses to sales tax collection under current and/or future state statutes. If one or more state or local jurisdiction successfully asserts that we must collect sales or other taxes in the future beyond our current practices, this could have an adverse effect on our business if it discourages customers from purchasing our products or services. Additionally, we could incur a substantial tax liability if one or more state or local jurisdiction successfully asserts we should have collected sales or other taxes in the past, but did not.
If third party providers of certain significant information technology needs are unable to provide services, our business could be disrupted and the cost of such services could increase.
We have entered into agreements with third party providers for information technology services, including telecommunications, network server and transaction processing services. In addition, we have agreements with companies to provide services such as electronic checks and on-line payment solutions. A service provider's ability to provide services could be disrupted for a variety of reasons, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, or other extreme conditions. In the event that one or more of our service providers is unable to provide adequate or timely information technology services, our ability to deliver products and services to our customers could be adversely affected. Although we believe we have taken adequate steps to protect our business through contractual arrangements with our service providers, we cannot completely eliminate the risk of disruption in service. Any significant disruption could harm our business, including damage to our brand and loss of customers. Additionally, although we believe that information technology services are available from numerous sources, a failure to perform by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply. The use of substitute third party providers could also result in increased expense.
A decline in the value of our postretirement medical plan assets and/or a significant change in the number of participants in our postretirement medical plan could adversely affect our operating results and cash flows.
The fair value of our postretirement medical plan assets is subject to various risks, including credit, interest and overall market volatility risk. If the equity markets were to experience a significant decline in value, the fair value of our plan assets would decrease. This would affect the funded status of our plan and result in higher postretirement benefit expense in the future. Although our obligation is limited to funding benefits as they become payable, future declines in the fair value of our plan assets would also result in the need to contribute increased amounts of cash to fund benefits payable under the plan.

There is uncertainty surrounding the impact that the Patient Protection and Affordable Care Act of 2010 will have on the number of people participating in our postretirement medical plan. It is unclear at this time whether this legislation will result in more people electing to participate in our plan. The legislation could also result in fewer people participating in our plan or it could have no impact. For the 2014 plan year, 47% of those eligible to participate in our postretirement medical plan had elected not to participate. If a significant portion of those not participating were to opt-in to our plan, our benefit obligation would increase, which would result in increased expense. Although our plan is currently overfunded, a significant increase in plan participants could also require us to contribute increased amounts of cash to fund benefits payable under the plan.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is an owned property located in Shoreview, Minnesota. As of December 31, 2013, we occupied 30 facilities throughout the United States and six facilities in Canada where we conduct printing and fulfillment, call center, data center and administrative functions. We also had one data center located in Ireland. 41% of our facilities are owned, while the remaining 59% are leased. These facilities have a combined floor space of approximately 2.6 million square feet. We believe that our properties are sufficiently maintained and are adequate and suitable for our business needs as presently conducted.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol DLX. Dividends are declared by our board of directors on a current basis and therefore, are subject to change in the future. As of December 31, 2013, the number of shareholders of record was 6,709. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange, as well as the quarterly dividend amount for each period.

		Stock price
	Dividend	High	Low	Close
2013
Quarter 4	$0.25	$52.69	$41.61	$52.19
Quarter 3	0.25	43.49	34.67	41.66
Quarter 2	0.25	42.43	33.37	34.65
Quarter 1	0.25	42.50	32.32	41.40
2012
Quarter 4	$0.25	$32.58	$28.33	$32.24
Quarter 3	0.25	32.39	25.02	30.56
Quarter 2	0.25	25.25	21.40	24.94
Quarter 1	0.25	26.90	22.53	23.42

The following table shows purchases of our own equity securities, based on trade date, which we completed during the fourth quarter of 2013.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2013 - October 31, 2013	—	$—	—	3,396,828
November 1, 2013 - November 30, 2013	104,584	47.81	104,584	3,292,244
December 1, 2013 - December 31, 2013	196,782	50.82	196,782	3,095,462
Total	301,366	49.77	301,366	3,095,462

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 3.1 million shares remained available for purchase under this authorization as of December 31, 2013.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercise or vesting of such awards. During the fourth quarter of 2013, we withheld 26,311 shares in conjunction with the vesting and exercise of equity-based awards.

Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined in such instruments, is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate. There are currently no limitations on the amount of dividends and share repurchases under the terms of our amended credit facility agreement executed in February 2014. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to 1, there would be an annual limitation on the amount of dividends and share repurchases under the terms of the credit facility.

The table below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P MidCap 400 Index and the Dow Jones U.S. Support Services (DJUSIS) Index.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100*
December 2013

$500
$400
$300
$200
$100
$0
2008
2009
2010
2011
2012
2013
Deluxe Corp.
S&P Midcap 400 Index
Dow Jones US Support Services Index

* The graph assumes that $100 was invested on December 31, 2008 in each of Deluxe common stock, the S&P MidCap 400 Index and the DJUSIS Index, and that all dividends were reinvested.

Item 6. Selected Financial Data.

The following table shows certain selected financial data for the five years ended December 31, 2013. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of this report and our consolidated financial statements appearing in Item 8 of this report.

(dollars and orders in thousands, except per share and per order amounts)	2013	2012	2011	2010	2009
Statement of Income Data:
Total revenue	$1,584,824	$1,514,917	$1,417,596	$1,402,237	$1,344,195
As a percentage of total revenue:
Gross profit	64.6%	65.4%	65.2%	65.2%	62.4%
Selling, general and administrative expense	43.6%	44.9%	45.2%	44.5%	45.9%
Operating income	20.1%	19.9%	19.1%	20.1%	14.2%
Operating income	$317,914	$302,028	$271,058	$281,544	$190,589
Income from continuing operations:	186,652	170,492	144,595	153,395	99,365
Per share - basic	3.68	3.33	2.82	2.98	1.94
Per share - diluted	3.65	3.32	2.80	2.97	1.94
Cash dividends per share	1.00	1.00	1.00	1.00	1.00

Balance Sheet Data:
Cash and cash equivalents	$121,089	$45,435	$28,687	$17,383	$12,789
Return on average assets(1)	12.5%	12.2%	10.7%	12.1%	8.2%
Total assets	$1,569,529	$1,412,440	$1,388,809	$1,308,691	$1,211,210
Long-term obligations(2)	640,704	652,581	741,706	748,122	742,753
Total debt(3)	640,704	652,581	741,706	755,122	768,753

Statement of Cash Flows Data:
Net cash provided by operating activities of continuing operations	$261,502	$244,077	$235,367	$212,615	$206,438
Net cash used by investing activities of continuing operations	(101,050)	(68,513)	(131,785)	(136,170)	(81,788)
Net cash used by financing activities of continuing operations	(82,297)	(159,510)	(91,702)	(72,541)	(128,545)
Purchases of capital assets	(37,459)	(35,193)	(35,506)	(43,932)	(44,266)
Payments for acquisitions, net of cash acquired	(69,709)	(34,172)	(85,641)	(98,621)	(30,825)
Payments for common shares repurchased	(48,798)	(27,155)	(23,620)	(2,999)	(1,319)

Other Data (continuing operations):
Orders(4)	52,584	53,216	54,348	56,736	59,174
Revenue per order(4)	$30.14	$28.47	$26.08	$24.72	$22.72
Number of employees	5,575	5,476	5,565	5,765	6,089
Number of printing/fulfillment facilities	14	14	16	15	14
Number of call center facilities	16	13	13	14	12

(1) Return on average assets is calculated as net income divided by average assets for the period.
(2) Long-term obligations include both the current and long-term portions of our long-term debt obligations, including capital leases.
(3) Total debt in 2010 and 2009 includes amounts outstanding under our credit facility.
(4) Orders is our company-wide measure of volume and includes both products and services.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to promote and sell a wide range of customized products and services. Over the past 24 months, our Small Business Services segment has provided products and services to over 4.5 million small business customers and our Direct Checks segment has provided products and services to more than six million consumers. Through our Financial Services segment, we provide products and services to approximately 5,500 financial institution clients. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 43.2% of our Small Business Services segment's revenue in 2013.

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

Accessories and other products – Small Business Services offers products designed to provide small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels, as well as retail packaging supplies. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, apparel, greeting cards and business cards. Financial Services offers various customer acquisition programs, marketing communications services and rewards and loyalty programs. Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection and security services. In addition, our Small Business Services segment offers payroll services and health care enrollment solutions, and Financial Services provides financial institution profitability and risk management services.

Throughout the past several years, we have focused on opportunities to increase revenue and operating income, while maintaining strong operating margins. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, including marketing solutions and other services offerings. During 2014, we will continue our focus in these areas, with an emphasis on profitable revenue growth, increasing revenue from our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services.

Earnings for 2013, as compared to 2012, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our fulfillment, sales and marketing, and information technology organizations. Additionally, earnings benefited from lower interest expense driven by the refinancing of a portion of our long-term debt in the fourth quarter of 2012, as well as lower performance-based compensation and medical expense. These increases in earnings were partially offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities, including brand awareness advertising, marketing solutions and other services offers, and enhanced e-commerce capabilities.

Our Strategies

Small Business Services – Our strategies within Small Business Services are as follows:

•	Effectively acquire and retain customers by optimizing each of our sales channels;

•	Expand sales of higher growth marketing solutions and other services;

•	Increase our share of the amount small businesses spend on the types of products and services in our portfolio through increased brand awareness and improved customer segmentation and analytics; and

•	Continue to optimize our cost and expense structure.

We continue to invest in several key enablers to achieve our strategies and reposition Small Business Services as not just a provider of business checks and printed forms, but also as a provider of higher growth marketing solutions and other services. These key enablers include attracting new customers, strengthening our portfolio of products and services, improving our use of technology, growing our distributor channel, and enhancing brand awareness and positioning.

We have focused on identifying opportunities to expand sales to our existing customers and to acquire new customers. The small business customer referrals we receive through our Deluxe Business Advantage® program continue to be important to our growth. This program provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us more deeply serve unique customer segments such as contractors, retailers and professional services firms. In addition, we continue to leverage customer referrals from our telecommunications clients, we continue to invest in our e-commerce platforms to increase opportunities to market and sell on-line, and we continue to utilize various marketing initiatives, including television, internet and direct mail solicitations. We have also acquired the operations of several small business distributors with the intention of increasing our customer base and growing revenue in our distributor channel. These distributors primarily sell checks, accessories, forms and promotional products.

We continuously evaluate ways to strengthen our portfolio of products and services. In recent years, we have grown our base of partnerships and we have acquired companies which allow us to expand our marketing solutions and other services offerings, including additional web services, web-to-print capabilities, internet marketing services and electronic checks. We expect sales of these higher growth products and services will continue to represent an increasing portion of our revenue. Specifically, during June 2013, we acquired VerticalResponse, Inc., a provider of of self-service marketing solutions for small businesses, including email marketing, social media, online event marketing, postcard marketing and on-line surveys, for cash of $27.3 million, net of cash acquired. In May 2012, we acquired OrangeSoda, Inc., a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses, for cash of $26.7 million, net of cash acquired. In July 2011, we acquired substantially all of the assets of PsPrint, LLC, for cash of $45.5 million, net of cash acquired. PsPrint is a web-to-print solutions company that provides online print marketing and promotional services for small businesses.

During the past several years, we have invested in promoting and strengthening the Deluxe brand to increase brand awareness and loyalty. In late 2012, we implemented an advertising campaign intended to encourage small business owners to view us as a business partner who can provide many of the key elements they need to operate and promote their business, so the owners can focus instead on doing what they love. This campaign continued throughout 2013 and into 2014. We examined our marketing strategies, held focus groups, analyzed research studies, and shadowed small business owners while they worked. Through these efforts, we learned that the primary motivator for today's small business owner has shifted from business growth to personal satisfaction. This insight formed the basis of our brand awareness campaign, the redesign of our Deluxe.com website and updated training for our call center sales representatives. We completed a small business brand awareness study late in the fourth quarter of 2013, which showed positive improvements in areas such as brand awareness, buying consideration, and likelihood to recommend. For example, with existing customers, the study showed double-digit percentage improvements in familiarity with Deluxe as a website design and hosting services provider. Our intent for 2014 is to continue our brand awareness campaign, including television, online digital and print media. We plan to increase our focus on direct response marketing, as well as drive a more targeted local market concentration.

As in our other two business segments, we continue our efforts within Small Business Services to simplify processes, eliminate complexity and lower costs. Small Business Services outsources the production of some of its products, including certain business forms, promotional products and apparel. In conjunction with our cost reduction initiatives, we continually seek to further enhance our strategic supplier sourcing arrangements within this segment. In addition, the expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of production facilities while still meeting client requirements. During the fourth quarter of 2013, we closed our New Albany, Indiana manufacturing facility and moved its operations into another facility. In 2012, we closed our Rockford, Illinois printing facility and consolidated the work into other facilities and in 2011, we closed our Crystal Lake, Illinois business products fulfillment center, moving its operations into another facility.

Financial Services – Our strategies within Financial Services are as follows:

•	Optimize core check revenue streams and acquire new clients;

•	Expand sales of higher growth marketing solutions and other services that differentiate us from the competition; and

•	Continue to optimize our cost and expense structure.

We continue to focus on maintaining high client retention and on acquiring new clients. We added new large financial institution clients in the third quarter of 2013, the first quarter of 2012 and in the third quarter of 2010. We are also advancing our marketing solutions and other services offerings with customer acquisition, risk management, and other new services. In December 2013, we acquired substantially all of the assets of Destination Rewards, a rewards and loyalty program provider, in a cash transaction for $20.1 million, net of cash acquired. In August 2013, we acquired substantially all of the assets of Acton Marketing, LLC in cash transaction for $4.1 million, net of cash acquired. Acton Marketing is a provider of direct marketing services for financial institutions. In April 2011, we acquired substantially all of the assets of Banker's Dashboard, LLC, for $39.7 million, comprised of $35.0 million of cash and $4.7 million of shares of our common stock plus related dividend equivalent payments. Banker's Dashboard provides online financial management tools that provide banks with a comprehensive daily view of their financial picture. We also continue to leverage our Deluxe Business Advantage program which is designed to maximize financial institution business check programs. It offers the products and services of our Small Business Services segment to the small business customers of financial institutions through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.

In our efforts to expand beyond check-related products, we offer several marketing solutions and other services offerings, including:

•
Marketing solutions – a variety of strategic marketing solutions which help financial institutions acquire new customers, deepen existing customer relationships and retain customers, including Cornerstone SolutionsSM; the service offerings of Acton Marketing; Destination Rewards® proprietary customer loyalty, incentive and engagement solutions; analytics-driven direct marketing programs; and SwitchAgentSM, a proprietary service allowing consumers to easily switch from one financial institution to another.

•	Banker's Dashboard® – online financial management tools that provide financial institutions with a comprehensive daily view of their financial picture.

•	Deluxe ProventSM – a comprehensive suite of identity protection services.

•	Deluxe Detect® – an account applicant screening tool.

We expect providing products and services that differentiate us from the competition will help partially offset the impacts of the decline in check usage and the competitive pricing pressures we are experiencing in our check programs. As such, we also continue to focus on accelerating the pace at which we introduce new products and services.

As in our other two business segments, Financial Services continues to simplify processes, eliminate complexity and lower costs. During 2013, we integrated our customer call center leadership structure with Small Business Services to leverage internal best practices, processes and resources, and during 2011, we closed our Financial Services customer call center located in Phoenix, Arizona, moving the work to other facilities.

Direct Checks – Our strategies within Direct Checks are as follows:

•	Maximize the lifetime value of customers by selling new features, accessories and products;

•	Continue to optimize our cost and expense structure; and

•	Optimize cash flow.

We continue to actively market our products and services through targeted advertising, including a continued focus on the internet channel. We continue to explore avenues to increase sales to existing customers. One example is the check protection service we offer in partnership with EZShield, Inc., which provides reimbursement to consumers for losses resulting from forged signatures or endorsements and altered checks. As in our other two business segments, Direct Checks continues to simplify processes, eliminate complexity and lower costs. During 2012, we consolidated our Little Rock, Arkansas and Joppa, Maryland call centers into our Colorado Springs, Colorado call center and closed our Joppa, Maryland printing facility, moving the production to other facilities. We continue to identify additional opportunities to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment.

Cost Reduction Initiatives

For several years we have been pursuing cost reduction and business simplification initiatives, including: reducing shared services infrastructure costs; streamlining our call center and fulfillment activities; eliminating system and work stream redundancies; and strengthening our ability to quickly develop new products and services and bring them to market. We have reduced stock-keeping units (SKUs), standardized products and services and improved the sourcing of third-party goods and services. As a result of all of these efforts, we realized net cost savings of approximately $55 million during 2013, as compared to our 2012 results of operations, generated primarily by our sales and marketing, fulfillment, and information technology organizations. Approximately 70% of these savings impacted selling, general and administrative (SG&A) expense, with the remaining 30% affecting cost of revenue. We anticipate that we will realize additional net cost reductions of approximately $55 million in 2014, as compared to our 2013 results of operations, which will be generated primarily by our sales, marketing and fulfillment organizations. Approximately, 70% of these savings are expected to impact SG&A expense, with the remaining 30% affecting cost of revenue.

Outlook for 2014

We anticipate that consolidated revenue will be between $1.610 billion and $1.650 billion for 2014, compared to $1.585 billion for 2013. In Small Business Services, we expect revenue to increase between 6% and 8% compared to 2013 revenue of $1.050 billion, as volume declines in core business products are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. The anticipated revenue increase includes incremental revenue from the VerticalResponse acquisition. In Financial Services, we expect revenue to be close to flat compared to 2013 revenue of $343.2 million. We expect that check order declines of approximately 6%, as well as pricing pressure on contract renewals, will be offset by continued growth from non-check revenue streams, including incremental revenue from the Acton Marketing and Destination Rewards acquisitions, as well as higher revenue per order and a full year of revenue from a new large financial institution client acquired in the third quarter of 2013. In Direct Checks, we expect revenue to decline between 10% and 11% compared to 2013 revenue of $191.4 million, driven by check order volume declines.

We expect that 2014 diluted earnings per share will be between $3.90 and $4.10, compared to $3.65 for 2013, which included total charges of $0.22 per share related to restructuring-related costs, an asset impairment charge and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities and lower interest expense will be partially offset by increases in medical expenses, material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced internet capabilities. We estimate that our annual effective tax rate for 2014 will be approximately 34%, compared to 33.6% for 2013. A number of discrete credits to income tax expense in 2013 collectively reduced our 2013 tax rate by 0.7 points.

We anticipate that net cash provided by operating activities will be between $260 million and $275 million in 2014, compared to $262 million in 2013, driven by higher earnings, lower contributions to our trust used to fund medical benefits, and lower employee profit sharing/cash bonus payments, partially offset by higher contract acquisition and income tax payments. We anticipate contract acquisition payments of approximately $25 million in 2014, and we estimate that capital spending will be approximately $40 million in 2014 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations in 2014, including required interest and principal payments related to our long-term debt, dividend payments, capital expenditures and possible small-to-medium-sized acquisitions. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor channel. We also anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. We also anticipate that we will repurchase shares to offset the dilutive impact of shares issued under our employee stock incentive plan. To the extent we generate cash flow in excess of these priorities, we plan to accumulate cash in advance of our October 2014 senior note maturity of $253.5 million. In February 2014, we increased the amount available for borrowing under our credit facility from $200.0 million to $350.0 million, along with extending the term of the agreement from February 2017 to February 2019. We currently anticipate using cash on hand and our credit facility to meet the October 2014 debt obligation. We may also, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means.

BUSINESS CHALLENGES/MARKET RISKS

Market for checks and business forms

The market for checks, which is our largest product, is very competitive. The check product is mature and its use has been declining. The total number of checks written in the United States has been in decline for many years as a result of alternative payment methods, including credit cards, debit cards, direct deposit, wire transfers and internet-based bill paying services, as well as automated teller machines, which make cash a more readily available alternative. According to a Federal Reserve study released in December 2013, debit card, credit card and ACH payments all exceeded the number of checks written in 2012. Approximately 21.0 billion checks were written in 2012, accounting for approximately 17% of all non-cash payment transactions. This is a reduction from the Federal Reserve Study released in December 2010 when checks accounted for approximately 25% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately 8.8% percent per year between 2009 and 2012. Although, we experienced a slightly lower decline in our check order volume than the Federal Reserve estimate, we expect that the number of checks written will continue to decline. However, we cannot predict the rate at which this decline will continue in the long-term.

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
There could be a significant impact on our consolidated results of operations if we were to lose a significant amount of business and/or we were unable to recover the value of unamortized contract acquisition costs or accounts receivable. As of December 31, 2013, unamortized contract acquisition costs totaled $35.4 million, while liabilities for contract acquisition costs not paid as of December 31, 2013 were $6.3 million. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

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

Recent legislation has impacted our financial institution clients. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted in 2010. The Act implements changes that affect the oversight and supervision of financial institutions, creates a new agency responsible for implementing and enforcing compliance with consumer financial laws and introduces more stringent regulatory capital requirements. The full impact of the Act and/or any additional related regulatory changes remains unclear due to the pace at which formal rulemaking is finalized. It is likely that the Act has and will have a negative impact on the profitability of our financial institution clients as they incur costs to comply with the new regulations. In spite of these additional costs, financial institutions may seek to maintain the profits they have historically generated, and they may put significant pricing pressure on their suppliers, including their check and service providers. The increase in cost and profit pressure may also lead to further consolidation of financial institutions. Additionally, the Act gave the Consumer Financial Protection Bureau (CFPB) the authority to pursue financial institutions engaged in unfair, deceptive or abusive practices. The CFPB's rule-making and enforcement power may also extend to financial institutions' service providers. This has made some financial institutions wary of offering add-on services, such as fraud/identity protection or expedited check delivery, to their customers. It would have an adverse impact on our results of operations if we were unable to market such services to consumers or small businesses through our financial institution clients.

Competition

The small business forms and supplies market and the small business marketing solutions and other services markets are highly fragmented with many small local suppliers, large national retailers and internet-based providers. In the small business forms and supplies market, the competitive factors influencing a customer's purchase decision are breadth of product line, speed of delivery, product quality, price, convenience, customer service and past experience with the supplier. Our primary competitors are office product superstores, local printers, business forms dealers and internet-based suppliers. We are aware of numerous competitors offering printed products and business supplies to small businesses through the internet, direct mail, distributors or a direct sales force. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution and telecommunications clients, competitive prices, high quality and dependable service.

Many of our marketing solutions and other services offerings also face intense competition, including competition from numerous internet-based service providers. We expect the intensity of competition to increase in the future from other established and emerging companies due to the relatively low barriers to entry for the services we offer, as well as small businesses' increasing use of the internet which allows service providers to work directly with small businesses as opposed to using intermediaries. The competitive factors affecting marketing solutions and other services offerings include the breadth, quality and ease of use of web and other services, price, and the responsiveness and quality of customer support.

In the check printing portion of the payments industry, we face considerable competition from other check printers, and we expect competition to remain intense as check usage continues to decline. We also face competition from check printing software vendors. Moreover, the check product must compete with alternative payment methods, including credit cards, debit cards, direct deposit, wire transfers and internet-based bill paying services, as well as automated teller machines, which make cash a more readily available alternative.

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

At times, check suppliers have reduced the prices of their products during the supplier selection process in an attempt to gain greater volume. The corresponding pricing pressure has negatively impacted our profit margins. Pricing pressure will continue to impact our results of operations through lower pricing levels or client losses. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution are a common practice within the industry. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated significantly in recent years. These up-front payments negatively impact check printers' cash flows at the beginning of the contract. Our goal is to reduce the use of up-front product discounts by structuring new contracts with alternative incentives throughout the duration of the contract.

We can provide no assurance that we will be able to compete effectively against current and future competitors. In recent years, our revenue has benefited from price increases in all three of our business segments. We can provide no assurance that we will be able to increase prices in the future while remaining competitive. Continued competition could result in price reductions, reduced profit margins, loss of customers and brand recognition, and an increase in up-front cash payments to financial institutions upon contract execution or renewal, all of which would have an adverse effect on our results of operations and cash flows.
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
A significant portion of our business relies on small business spending. As such, the level of small business confidence and the rate of small business formations and closures impact our business. In recent years, below average small business optimism, as well as declines in small business formations and increases in small business closures, negatively impacted our results of operations and/or our growth opportunities in Small Business Services. We believe small businesses are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, it may be more difficult for small businesses to obtain credit and small businesses may choose to spend their limited funds on items other than our products and services. Within our personal check printing businesses, consumer spending, employment levels and housing stock impact the number of checks consumers use. Weak growth in consumer spending during 2013, along with only modest private sector growth in employment, continued to negatively impact our personal check businesses. Partially offsetting the negative impact of employment levels and consumer spending in 2013 was an improvement in housing stock. An increase in housing stock has a positive impact on the number of checks purchased, as new households typically are in need of new checks.
We cannot predict whether these negative economic trends will improve, stay the same or worsen in the near future. We believe that in recent years the economy negatively impacted our operating results and/or our growth opportunities, and we expect the economic environment will continue to be challenging in 2014.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

				Change
(in thousands, except per order amounts)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Total revenue	$1,584,824	$1,514,917	$1,417,596	4.6%	6.9%
Orders	52,584	53,216	54,348	(1.2%)	(2.1%)
Revenue per order	$30.14	$28.47	$26.08	5.9%	9.2%

The increase in total revenue for 2013, as compared to 2012, was primarily due to price increases in all three segments and growth in marketing solutions and other services revenue, including incremental revenue of $27.9 million from businesses acquired during 2013 and 2012, as well as growth in our Small Business Services distributor channel. These revenue increases were partially offset by lower order volume for our personal check businesses and continued pricing pressure on contract renewals within Financial Services.

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

Service revenue represented 13.6% of total revenue in 2013, 11.2% in 2012 and 9.7% in 2011. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead we analyze our products and services based on the following categories:

				Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Checks, including contract settlements	55.8%	58.7%	61.5%	(2.9) pt.	(2.8) pt.
Marketing solutions, including services	15.7%	13.6%	10.6%	2.1 pt.	3.0 pt.
Forms	12.6%	13.2%	13.8%	(0.6) pt.	(0.6) pt.
Accessories and other products	9.9%	9.2%	9.0%	0.7 pt.	0.2 pt.
Other services	6.0%	5.3%	5.1%	0.7 pt.	0.2 pt.
Total revenue	100.0%	100.0%	100.0%	—	—

The number of orders decreased in each of the past two years due primarily to the continuing decline in check and forms usage, partially offset by growth in the Small Business Services distributor channel and in marketing solutions and other services. Revenue per order increased in each of the past two years primarily due to the benefit of price increases in all three segments, as well as a shift from personal check orders to higher dollar Small Business Services orders. At the same time, Financial Services continues to experience pricing pressure on contract renewals.

Consolidated Gross Margin

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Gross profit	$1,023,708	$990,542	$924,194	3.3%	7.2%
Gross margin	64.6%	65.4%	65.2%	(0.8) pt.	0.2 pt.

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

Gross margin decreased for 2013, as compared to 2012, due primarily to the shift in our revenue mix to lower margin services and outsourced products, as well as higher delivery rates and material costs in 2013. These decreases in gross margin were partially offset by the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives.

Gross margin increased for 2012, as compared to 2011, due primarily to the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives. Partially offsetting these increases in gross margin were higher delivery rates and material costs and increased performance-based compensation in 2012.

Consolidated Selling, General & Administrative Expense

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
SG&A expense	$691,359	$680,460	$640,307	1.6%	6.3%
SG&A expense as a percentage of total revenue	43.6%	44.9%	45.2%	(1.3) pt.	(0.3) pt.

The increase in SG&A expense for 2013, as compared to 2012, was driven primarily by incremental operating expenses of the businesses we acquired in 2013 and 2012, increased Small Business Services commission expense due to increased volume, and investments in revenue growth opportunities, including efforts to grow our Small Business Services distributor channel, brand awareness advertising, marketing solutions and other services offers, and enhanced internet capabilities. These increases were partially offset by various expense reduction initiatives within sales, marketing and our shared services organizations, including improved labor and advertising efficiency, as well as lower performance-based compensation and lower medical expense.

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

Net Restructuring Charges

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net restructuring charges	$9,435	$7,926	$11,743	$1,509	$(3,817)

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including employee and equipment moves, training and travel. In addition to the restructuring charges shown here, restructuring charges of $1.5 million in 2013, $2.8 million in 2012 and $2.0 million in 2011 were included within total cost of revenue in our consolidated statements of income. Further information can be found under Restructuring Costs.

Asset Impairment Charge

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Asset impairment charge	$5,000	$—	$1,196	$5,000	$(1,196)

During the fourth quarter of 2013, we performed an impairment analysis of a customer relationship intangible asset within our Small Business Services segment. The impairment analysis was performed because revenue from the applicable group of customers was lower than previously projected. This analysis resulted in a non-cash, pre-tax impairment charge of $5,000 during 2013.

During the fourth quarter of 2011, we recorded an asset impairment charge of $1.2 million related to our Thorofare, New Jersey facility, which was classified as assets held for sale in our consolidated balance sheet. The impairment charge was determined based on market conditions and ongoing negotiations for the sale of this facility. During 2012, we sold the facility for net cash proceeds of $2.6 million, realizing a net pre-tax loss of $0.1 million.

Loss on Early Debt Extinguishment

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Loss on early debt extinguishment	$—	$5,258	$6,995	$(5,258)	$(1,737)

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

Interest Expense

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Interest expense	$38,301	$46,847	$47,797	(18.2%)	(2.0%)
Weighted-average debt outstanding	654,751	742,534	760,798	(11.8%)	(2.4%)
Weighted-average interest rate	5.32%	5.73%	5.63%	(0.41) pt.	0.10 pt.

The decrease in interest expense for 2013, as compared to 2012, was due to our lower average debt level and lower weighted-average interest rate in 2013, driven by the refinancing of a portion of our long-term debt. In the fourth quarter of 2012, we retired long-term debt with an interest rate of 7.375% and we issued long-term debt with an interest rate of 6.0%. Additionally, $84.8 million of long-term debt matured in December 2012.

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

Income Tax Provision

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Income tax provision	$94,407	$80,261	$71,489	17.6%	12.3%
Effective tax rate	33.6%	32.0%	33.1%	1.6 pt.	(1.1) pt.

The increase in our effective tax rate for 2013, as compared to 2012, was primarily due to discrete credits to income tax expense in 2012, which reduced our effective tax rate by 2.0 points, as well as actions taken in 2012 to restore a portion of the deferred tax asset associated with our postretirement benefit plan, which reduced our 2012 effective tax rate by 0.4 points. In addition, our state and foreign income tax rates were higher in 2013. Partially offsetting these increases in our effective tax rate relative to 2012 were several discrete credits to income tax expense in 2013, which collectively reduced our effective tax rate by 0.7 points. Additionally, research and development credits were lower in 2012, as the federal law providing for these credits expired at the end of 2011 and was not re-enacted until the first quarter of 2013. We expect that our annual effective tax rate for 2014 will be approximately 34%.

The decrease in our effective tax rate for 2012, as compared to 2011, was primarily due to a number of discrete credits to income tax expense, including adjustments related to foreign deferred income taxes, which collectively decreased our 2012 tax rate by 2.0 points. In addition, our 2012 effective tax rate included a 0.4 point reduction due to actions taken to restore a portion of the deferred tax asset associated with our postretirement benefit plan, our overall state income tax rate decreased and our production activities deduction increased in 2012. Partially offsetting these decreases in our 2012 effective tax rate was a favorable adjustment of 1.2 points in 2011 resulting from actions taken to restore a portion of the deferred tax asset associated with our postretirement benefit plan, as well as a number of minor discrete credits to income tax expense in 2011, including adjustments to receivables for amendments to prior year tax returns, which collectively decreased our 2011 tax rate by 0.6 points. In addition, tax credits for research and development were lower in 2012 as the federal law providing for these credits expired at the end of 2011.

RESTRUCTURING COSTS

We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as employee and equipment moves, training and travel, which were expensed as incurred. Our restructuring activities are driven by our cost reduction initiatives and include employee reductions in various functional areas, as well as the closing of facilities, including one printing facility in 2013, two customer call centers and two printing facilities during 2012, and one call center and one printing facility during 2011. Restructuring costs have been reduced by the reversal of severance accruals when fewer employees receive severance benefits than originally estimated.

Net restructuring charges for the years ended December 31 consisted of the following components:

(dollars in thousands)	2013	2012	2011
Severance accruals	$7,495	$7,619	$8,826
Severance reversals	(805)	(1,862)	(1,737)
Operating lease obligations	216	396	52
Operating lease obligations reversals	(157)	—	(6)
Net restructuring accruals	6,749	6,153	7,135
Other costs	4,157	4,581	6,586
Net restructuring charges	$10,906	$10,734	$13,721

Number of employees included in severance accruals	230	395	400

The majority of the employee reductions included in our restructuring accruals are expected to be completed by mid-2014, and we expect most of the related severance payments to be paid by the end of 2014, utilizing cash from operations.

As a result of our employee reductions and facility closings, we realized cost savings of approximately $3 million in total cost of revenue and $12 million in SG&A expense in 2013, in comparison to our 2012 results of operations, which represents a portion of the approximately $55 million of total net cost reductions we realized in 2013. In 2014, we expect to realize cost savings of approximately $3 million in total cost of revenue and $11 million in SG&A expense, in comparison to our 2013 results of operations, which represents a portion of the estimated $55 million of total net cost reductions we expect to realize in 2014. Expense reductions consist primarily of labor and facility costs. Information about the other initiatives driving our cost savings can be found in Executive Overview.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Total revenue	$1,050,250	$961,631	$846,449	9.2%	13.6%
Operating income	175,888	160,363	145,219	9.7%	10.4%
Operating margin	16.7%	16.7%	17.2%	—	(0.5) pt.

The increase in total revenue for 2013, as compared to 2012, was due primarily to growth in marketing solutions and other services revenue, including incremental revenue of $23.6 million from acquisitions, as well as growth in our distributor channel and price increases. These increases in revenue were partially offset by a decrease in volume for our core business.

Operating income increased for 2013, as compared to 2012, primarily due to price increases, benefits of our cost reduction initiatives and lower performance-based compensation and medical expense. Partially offsetting these increases in operating income was the shift in our revenue mix to lower margin services and outsourced products, increased commission expense, an increase in investments in revenue growth opportunities, including efforts to grow our distributor channel and increase brand awareness, and increases in delivery rates and material costs in 2013. Additionally, we recorded a pre-tax asset impairment charge of $5.0 million during 2013 related to a Small Business Services customer relationship intangible asset.

Operating margin was flat in 2013, as compared to 2012, as the improvements in operating income from price increases and cost reduction initiatives were offset by the shift in our revenue mix to lower margin services and outsourced products, an increase in investments in revenue growth opportunities and increases in commission rates, delivery rates and material costs in 2013, as well as the asset impairment charge.

The increase in total revenue for 2012, as compared to 2011, was due primarily to price increases, growth in our distributor channel, incremental revenue of $34.8 million from acquisitions, and growth in marketing solutions and other services revenue. Additionally, business check revenue, as well as revenue generated via our relationship with a new large Financial Services client and growth in our major accounts channel, contributed to the revenue increase.

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

Financial Services

Financial Services' products and services are sold primarily through a direct sales force, which executes supply contracts with our financial institution clients nationwide, including banks, credit unions and financial services companies. Once the financial institution relationship is established, consumers may submit their check orders through their financial institution or over the phone or internet. Results for this segment were as follows:

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Total revenue	$343,160	$341,135	$342,382	0.6%	(0.4%)
Operating income	82,343	77,728	59,804	5.9%	30.0%
Operating margin	24.0%	22.8%	17.5%	1.2 pt.	5.3 pt.

The increase in revenue for 2013, as compared to 2012, was due to price increases and growth in marketing solutions and other services, including incremental revenue of $4.3 million from the acquisitions of Acton Marketing in August 2013 and Destination Rewards in December 2013. Partially offsetting these revenue increases were a decrease in order volume, resulting primarily from the continued decline in check usage, and continuing competitive pricing pressure on contract renewals. The increase in revenue for 2013, as compared to 2012, was the first time since we implemented our current segment structure in 2001 that Financial Service's revenue increased compared to the previous year.

Operating income and operating margin increased for 2013, as compared to 2012, primarily due to price increases, the benefit of our continuing cost reduction initiatives and lower performance-based compensation and medical expense, partially offset by investments in revenue growth opportunities and increased delivery rates and material costs in 2013. Additionally, restructuring charges related to our cost reduction initiatives increased $2.1 million as compared to 2012. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs.

The slight decrease in revenue for 2012, as compared to 2011, was due to a decrease in order volume resulting primarily from the continued decline in check usage, as well as continuing competitive pricing pressure on contract renewals. Offsetting these revenue declines were price increases, revenue from a new large financial institution client, and growth in marketing solutions and other services, including incremental revenue from the Banker's Dashboard® acquisition completed in April 2011.

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

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Total revenue	$191,414	$212,151	$228,765	(9.8%)	(7.3%)
Operating income	59,683	63,937	66,035	(6.7%)	(3.2%)
Operating margin	31.2%	30.1%	28.9%	1.1 pt.	1.2 pt.

The decrease in revenue for 2013, as compared to 2012, was due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting the revenue decline was higher revenue per order, partly due to price increases.

The decrease in operating income for 2013, as compared to 2012, was due primarily to the lower order volume and increased delivery rates and material costs in 2013. These decreases in operating income were partially offset by benefits from our cost reduction initiatives, price increases and lower performance-based compensation and medical expense. Additionally, restructuring charges related to our cost reduction initiatives decreased $1.5 million compared to 2012. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs.

Operating margin increased for 2013, as compared to 2012, as the benefits from our cost reduction initiatives, price increases and lower performance-based compensation, medical expense and restructuring charges exceeded the impact of increased delivery rates and material costs in 2013.

The decrease in revenue for 2012, as compared to 2011, was due to a reduction in orders stemming from the decline in check usage. Partially offsetting this revenue decrease was higher revenue per order, partly due to price increases.

The decrease in operating income for 2012, as compared to 2011, was due primarily to lower order volume, higher performance-based compensation and increased delivery rates and material costs in 2012. Additionally, restructuring-related costs increased $0.8 million for 2012, as compared to 2011. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs. These decreases in operating income were partially offset by lower amortization related to a previous acquisition and benefits from our cost reduction initiatives.

Operating margin increased for 2012, as compared to 2011, as the lower amortization expense and benefits from our cost reduction initiatives exceeded the impact of higher performance-based compensation and increased delivery rates and material costs in 2012.

CASH FLOWS AND LIQUIDITY

As of December 31, 2013, we held cash and cash equivalents of $121.1 million. The following table shows our cash flow activity for the last three years, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 8 of this report.

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net cash provided by operating activities	$261,502	$244,077	$235,367	$17,425	$8,710
Net cash used by investing activities	(101,050)	(68,513)	(131,785)	(32,537)	63,272
Net cash used by financing activities	(82,297)	(159,510)	(91,702)	77,213	(67,808)
Effect of exchange rate change on cash	(2,501)	694	(576)	(3,195)	1,270
Net change in cash and cash equivalents	$75,654	$16,748	$11,304	$58,906	$5,444

The $17.4 million increase in net cash provided by operating activities for 2013, as compared to 2012, was primarily due to an $11.8 million decrease in the funding of medical benefits as we began utilizing the plan assets of our postretirement medical plan to pay a majority of our retiree medical benefits, as well as an increase in cash provided by earnings, a $7.8 million decrease in interest payments, and a $4.8 million decrease in contract acquisition payments in 2013. The decrease in interest payments was due to the refinancing of a portion of our long-term debt in the fourth quarter of 2012 and the maturity of $84.8 million of long-term debt in December 2012. These increases in net cash provided by operating activities were partially offset by an $11.5 million increase in employee profit sharing/cash bonus payments related to our 2012 performance, the impact of net increases in working capital, and a $6.4 million increase in income tax payments.

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

Included in net cash provided by operating activities were the following operating cash outflows:

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Income tax payments	$90,322	$83,875	$60,861	$6,447	$23,014
Interest payments	38,676	46,514	42,542	(7,838)	3,972
Employee profit sharing/cash bonus payments(1)	30,346	18,805	27,165	11,541	(8,360)
Funding of medical benefits(2)	29,861	41,670	36,792	(11,809)	4,878
Contract acquisition payments	12,133	16,952	12,190	(4,819)	4,762
Severance payments	5,451	7,183	7,484	(1,732)	(301)

(1) In 2011, this amount also includes contributions to our defined contribution pension plan.
(2) This amount includes payments made to our voluntary employee beneficiary association (VEBA) trust used to fund employee and retiree medical benefits, as well as the funding of and benefits paid for our postretirement medical plan.

Net cash used by investing activities in 2013 was $32.5 million higher than 2012, driven primarily by a $35.5 million increase in the amount spent for acquisitions in 2013. In 2013, we acquired VerticalResponse, Destination Rewards, several small business distributors and Acton Marketing for an aggregate of $69.7 million, net of cash acquired. In 2012, we acquired OrangeSoda and distributor operations for an aggregate of $34.2 million, net of cash acquired. Partially offsetting the impact of increased payments for acquisitions were proceeds from company-owned life insurance policies of $4.6 million in 2013.

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

Net cash used by financing activities in 2013 was $77.2 million lower than 2012 due primarily to a decrease in payments on long-term debt of $287.4 million related to debt retirements and the maturity of long-term notes in 2012. This was partially offset by proceeds from the issuance of long-term debt of $200.0 million in 2012, and an increase of $21.6 million in payments to repurchase common shares to offset dilution from shares issued under our share-based compensation plans.

Net cash used by financing activities in 2012 was $67.8 million higher than 2011 due primarily to an increase in payments on long-term debt of $73.9 million in 2012 related to debt retirements and the maturity of long-term notes in 2012. During 2012, we made payments of $204.1 million for debt retirements and $84.8 million for the maturity of long-term debt. During 2011, we made payments of $215.0 million for debt retirements. In addition, we spent $3.5 million more on payments for share repurchases in 2012. Partially offsetting these increases in cash used in 2012 were net payments of $7.0 million in 2011 to repay borrowings on our line of credit.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Proceeds from issuing long-term debt	$—	$200,000	$200,000	$(200,000)	$—
Proceeds from issuing shares under employee plans	15,948	12,320	7,671	3,628	4,649
Proceeds from company-owned life insurance policies	4,599	—	—	4,599	—

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

				Change
(in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Payments for acquisitions, net of cash acquired	$69,709	$34,172	$85,641	$35,537	$(51,469)
Cash dividends paid to shareholders	50,711	50,918	51,126	(207)	(208)
Payments for common shares repurchased	48,798	27,155	23,620	21,643	3,535
Purchases of capital assets	37,459	35,193	35,506	2,266	(313)
Payments on long-term debt, including costs of debt reacquisition	1,555	288,938	215,030	(287,383)	73,908
Loans to distributors	778	3,287	5,175	(2,509)	(1,888)
Net payments on short-term debt	—	—	7,000	—	(7,000)
Payments on company-owned life insurance policies	—	—	6,383	—	(6,383)

We anticipate that net cash provided by operating activities will be between $260 million and $275 million in 2014, compared to $262 million in 2013, driven by higher earnings, lower contributions to our trust used to fund medical benefits, and lower employee profit sharing/cash bonus payments, partially offset by higher contract acquisition and income tax payments. We anticipate that cash generated by operating activities in 2014 will be utilized for dividend payments, capital expenditures of approximately $40 million, share repurchases and possibly additional small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We plan to accumulate cash in advance of our October 2014 senior note maturity of $253.5 million. In February 2014, we increased the amount available for borrowing under our credit facility from $200.0 million to $350.0 million, along with extending the term of the agreement from February 2017 to February 2019. We currently anticipate using cash on hand and our credit facility to meet the October 2014 debt obligation. We may also from time to time consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means.

As of December 31, 2013, our subsidiaries located in Canada held cash and marketable securities of $47.0 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate the Canadian cash and marketable securities into the U.S. at one time, we would incur a U.S. tax liability of approximately $7 million.

We had $191.6 million available for borrowing under our credit facility as of December 31, 2013. We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations in 2014, including required interest and principal payments related to our long-term debt, dividend payments, capital expenditures and possible small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $640.7 million as of December 31, 2013, a decrease of $11.9 million from December 31, 2012. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of December 31, 2013, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of December 31, 2013 included a $14.7 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2012, this fair value adjustment was a decrease of $0.8 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 6: Derivative financial instruments” and “Note 13: Debt and lease obligations” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations.

Our capital structure for each period was as follows:

	December 31, 2013		December 31, 2012
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$257,408	6.6%	$255,478	6.6%	$1,930
Floating interest rate	383,296	4.5%	397,103	4.5%	(13,807)
Total debt	640,704	5.3%	652,581	5.3%	(11,877)
Shareholders’ equity	550,457		432,935		117,522
Total capital	$1,191,161		$1,085,516		$105,645

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 3.1 million shares remained available for purchase under this authorization as of December 31, 2013. During 2013, we purchased 1.2 million shares for $48.8 million. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Item 8 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or by other means. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2013, we had a $200.0 million credit facility, which was scheduled to expire in February 2017. Our commitment fee ranged from 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

In February 2014, we amended our credit facility agreement. We increased the amount available for borrowing from $200.0 million to $350.0 million, we extended the term from February 2017 to February 2019, and the commitment fee narrowed from a range of 0.20% to 0.45% to a range of 0.20% to 0.40%, based on our leverage ratio. There were no changes to the financial covenants regarding our leverage and interest coverage ratios. We were in compliance with all debt covenants as of December 31, 2013 and we expect to remain in compliance with all debt covenants throughout 2014.

No amounts were borrowed under our credit facility during 2013 or 2012. Daily average amounts outstanding under our credit facility during 2011 were as follows:

(in thousands)	2011
Daily average amount outstanding	$21,655
Weighted-average interest rate	3.03%

No amounts were outstanding under our credit facility as of December 31, 2013 or December 31, 2012. As of December 31, 2013, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(8,415)
Net available for borrowing as of December 31, 2013	$191,585

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Assets held for sale – Assets held for sale consisted of the operations of small business distributors which we previously purchased. The assets consisted primarily of customer lists. We are actively marketing the assets and expect the selling prices will exceed the carrying values. The $24.5 million increase in assets held for sale as of December 31, 2013, as compared to December 31, 2012, was due to the distributors purchased during 2013. Further information concerning all of the assets and liabilities attributable to the businesses held for sale can be found under the caption "Note 2: Supplemental balance sheet and cash flow information" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the past three years can be found under the caption "Note 2: Supplemental balance sheet and cash flow information" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Cash payments made for contract acquisition costs were $12.1 million for 2013, $17.0 million for 2012 and $12.2 million for 2011. We anticipate cash payments of approximately $25 million in 2014.

The number of checks being written has been declining, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract.

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $3.9 million as of December 31, 2013 and $3.8 million as of December 31, 2012. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $2.4 million as of December 31, 2013 and $4.9 million as of December 31, 2012.

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

As of December 31, 2013, our contractual obligations were as follows:

(in thousands)	Total	2014	2015 and 2016	2017 and 2018	2019 and thereafter
Long-term debt and related interest	$818,933	$289,388	$52,000	$52,000	$425,545
Lease obligations	21,293	8,839	12,083	371	—
Purchase obligations	29,023	17,835	11,114	74	—
Other non-current liabilities	21,792	7,667	8,857	1,615	3,653
Total contractual obligations	$891,041	$323,729	$84,054	$54,060	$429,198

Purchase obligations include amounts due under contracts with third-party service providers. These contracts are primarily for Direct Checks direct mail advertising agreements, information technology services and amounts due under Direct Checks and Financial Services royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligations presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs. Of the purchase obligations included in the table above, $9.4 million allow for early termination upon the payment of early termination fees. If we were to terminate these agreements, we would have incurred early termination fees of $13.4 million as of December 31, 2013.

Other non-current liabilities presented in our consolidated balance sheet as of December 31, 2013 consisted primarily of derivative liabilities associated with long-term debt, non-current liabilities of distributors held for sale, liabilities for uncertain tax positions, and amounts due for environmental matters, performance-based compensation and deferred compensation. Of the $61.1 million reported as other non-current liabilities in our consolidated balance sheet as of December 31, 2013, $47.0 million is excluded from the obligations shown in the table above. The excluded amounts, including the current portion of each liability, are comprised primarily of the following:

•
Profit sharing, cash bonus and long-term incentive payments – Amounts payable under our performance-based compensation arrangements are dependent on our future operating performance. As of December 31, 2013, accrued liabilities included $29.5 million and other non-current liabilities included $6.1 million for performance-based compensation accruals.

•	Fair value of interest rate swaps – As of December 31, 2013, other non-current liabilities included $16.2 million for the fair value of interest rate swaps related to our long-term debt due in 2020.

•
Deferred income taxes of businesses held for sale – As of December 31, 2013, other non-current liabilities included $7.8 million of deferred income taxes related to small business distributors held for sale. Further information regarding net assets held for sale can be found under the caption "Note 2: Supplemental balance sheet and cash flow information" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

•
Payments for uncertain tax positions – Due to the nature of the underlying liabilities and the extended time frame often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. Our liability for uncertain tax positions, including accrued interest and penalties, was $7.0 million as of December 31, 2013, excluding tax benefits of deductible interest and the federal benefit of deductible state income tax.

•
Insured environmental remediation costs – As of December 31, 2013, $4.2 million of the costs included in our environmental accruals are covered by an environmental insurance policy which we purchased in 2002. The related receivables from the insurance company are reflected in other current assets and other non-current assets in our consolidated balance sheets based on the amounts of our environmental accruals for insured sites. Uninsured environmental accruals of $4.1 million as of December 31, 2013 are included in the table above.

•
A portion of the amount due under our deferred compensation plan – Under this plan, some employees may begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur. As such, $2.4 million of our deferred compensation liability as of December 31, 2013 is excluded from the obligations shown in the table above.

Total contractual obligations do not include the following:

•
Benefit payments for our postretirement benefit plan – In the past, we have contributed funds to this plan for the purpose of funding our obligations. Thus, we have the option of paying benefits from the accumulated assets of the plan or from the general funds of the company. Additionally, we expect the plan assets to earn income over time. As such, we cannot predict when or if payments from our general funds will be required. We anticipate that we will utilize plan assets to pay a majority of our benefits during 2014. Our postretirement benefit plan was overfunded $25.0 million as of December 31, 2013.

•
Payments to our 401(k) plan – Payments to our 401(k) plan throughout the year are dependent on the number of employees participating in the plan, the level of employee contributions and employee wage rates.

•	Income tax payments, which are dependent upon our earnings.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the past three years.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. Our accounting policies are discussed under the caption: “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results.

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

Tax laws require certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense, net of the expected tax benefit, in our statements of income. We must assess the likelihood that our deferred tax assets will be realized through future taxable income, and to the extent we believe that realization is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We had net deferred tax liabilities of $74.0 million as of December 31, 2013, including valuation allowances of $3.2 million. As of December 31, 2012, we had net deferred tax liabilities of $65.8 million, including valuation allowances of $2.6 million. The valuation allowances related primarily to capital loss carryforwards in Canada and net operating loss carryforwards in various state jurisdictions and in Ireland which we do not expect to fully realize.

We are subject to tax audits in numerous domestic and foreign tax jurisdictions. Tax audits are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax return positions in the financial statements when they are “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total amount of unrecognized tax benefits as of December 31, 2013 was $6.0 million, excluding accrued interest and penalties and the federal benefit of deductible state income tax. If the unrecognized tax benefits were recognized in our consolidated financial statements, $6.0 million would positively affect income tax expense and our related effective tax rate. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2013, we had accrued $1.0 million of interest and penalties, excluding the tax benefit of deductible interest. The statute of limitations for federal tax assessments for 2009 and prior years has closed. Our federal income tax returns through 2009 have been audited by the IRS, and our returns for 2010 through 2013 remain subject to IRS examination. In general, income tax returns for the years 2009 through 2013 remain subject to examination by foreign, state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

Changes in unrecognized tax benefits during the last three years can be found under the caption: “Note 9: Income tax provision” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $4.3 million to an increase of $1.3 million as we attempt to resolve certain federal and state matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes ultimately may have on our effective tax rate or cash flows.

The determination of our provision for income taxes, deferred income taxes and unrecognized tax positions requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. As such, the amounts reflected in our consolidated financial statements may require adjustment in the future as additional facts become known or circumstances change. If actual results differ from estimated amounts, our effective income tax rate and related tax balances could be affected.

Revenue Recognition

We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Our services, which account for the remainder of our revenue, consist primarily of web design, hosting and other web services; fraud prevention; marketing services, including email, mobile, social media and other self-service marketing solutions; financial institution customer acquisition and loyalty programs; payroll services; health care enrollment solutions; and logo design. We recognize these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting and applications services are deferred and recognized as revenue on the straight-line basis over the term of the customer relationship. Deferred revenue is included in accrued liabilities in our consolidated balance sheets.

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

At times, a financial institution client may terminate its contract with us prior to the end of the contract term. In substantially all of these cases, the financial institution is contractually required to remit a contract termination payment. Such payments are recorded as revenue when the termination agreement is executed, provided that we have no further service or contractual obligations, and collection of the funds is assured. If we have a continuing service obligation following the execution of a contract termination agreement, we record the related revenue over the remaining service period.

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

Certain revenue streams require judgment to determine if revenue should be recorded on a gross basis or net of related costs. Reported revenue for our Financial Services segment does not reflect the full retail price paid by end-consumers to their financial institutions. Instead, revenue reflects the amounts paid to us by our financial institution clients. Revenue generated by our Safeguard distributors within the Small Business Services segment is generally recorded on a gross basis, with commissions paid to our distributors included in SG&A expense. In December 2013, we acquired substantially all of the assets of Destination Rewards, Inc., a rewards and loyalty program provider. Because of the December 2013 acquisition date, the revenue generated by this business was not significant to our 2013 consolidated statement of income. However, this business provides new revenue streams which will affect our results of operations going forward. Destination Rewards receives payments from consumers or its own clients for products and services which are part of its rewards, incentive and loyalty programs. These products and services can include hotel stays, gift cards and other merchandise such as apparel, electronics, and clothing. This revenue is recorded net of the related fulfillment costs.

Postretirement Benefit Plan

Detailed information regarding our postretirement benefit plan, including a description of the plan, its related future cash flows, plan assets and the actuarial assumptions used in accounting for the plan, can be found under the caption: “Note 12: Postretirement benefits” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

We recorded net postretirement benefit income of $1.4 million for 2013. Net postretirement benefit expense was $1.1 million for 2012 and $0.7 million for 2011. Our business segments record postretirement benefit (income) expense in cost of revenue and in SG&A expense, based on the composition of their workforces. Our postretirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, the expected health care cost trend rate and the average remaining life expectancy of plan participants. We analyze the assumptions used each year when we complete our actuarial valuation of the plan. The effects of changes to our assumptions are recognized immediately on the consolidated balance sheet, but are generally amortized into earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. If the assumptions utilized in determining our postretirement benefit expense and liability differ from actual events, our results of operations for future periods are impacted.

Discount rate – The discount rate is used to reflect the time value of money. It is the assumed rate at which future postretirement benefits could be effectively settled. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows approximate the timing and amount of expected benefit payments. In determining the discount rate, we utilize the Aon Hewitt AA Above Median Curve and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. The discount rate established at year-end for purposes of calculating our benefit obligation is also used in the calculation of the interest component of benefit expense for the following year. In measuring the accumulated postretirement benefit obligation as of December 31, 2013, we assumed a discount rate of 4.25%. A 0.25 point change in the discount rate would increase or decrease our annual postretirement benefit expense by approximately $0.1 million, and would increase or decrease our postretirement benefit obligation by approximately $2.2 million.

Expected long-term rate of return on plan assets – The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. In determining this rate, we utilize our historical returns and then adjust these returns for estimated inflation and projected market returns. Our inflation assumption is primarily based on analysis of historical inflation data. In measuring net postretirement benefit expense for 2013, we assumed an expected long-term rate of return on plan assets of 6.75%. A 0.25 point change in this assumption would increase or decrease our annual postretirement benefit expense by approximately $0.3 million.

Expected health care cost trend rate – The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. In measuring the accumulated postretirement benefit obligation as of December 31, 2013, our initial health care inflation rate for 2013 was assumed to be 7.75% for participants under the age of 65 and 7.25% for participants aged 65 and older. Our ultimate health care inflation rate was assumed to be 5.0% in 2021 and beyond for participants under the age of 65 and 5.0% in 2020 and beyond for participants aged 65 and older. A one percentage point change in the health care inflation rate for each year would have the following effects:

(in thousands)	One-percentage-point increase	One-percentage-point decrease
Effect on total of service and interest cost	$75	$(71)
Effect on benefit obligation	1,775	(1,664)

Average remaining life expectancy of plan participants – In determining the average remaining life expectancy of plan participants, our actuaries use a mortality table which includes estimated death rates for each age. We use the RP-2000 Combined Healthy Participant Table with fully generational projection.

When actual events differ from our assumptions or when we change the assumptions used, an unrecognized actuarial gain or loss results. The gain or loss is recognized immediately in the consolidated balance sheet within accumulated comprehensive loss and is amortized into postretirement benefit expense over the average remaining life expectancy of inactive plan participants, as a large percentage of our plan participants are classified as inactive. This amortization period was 17 years as of December 31, 2013.

The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risks. If the equity markets were to experience a significant decline in value, the fair value of our plan assets would decrease. This would affect the funded status of our plan and result in higher postretirement benefit expense. Although our obligation is limited to funding benefits as they become payable, future declines in the fair value of our plan assets would also result in the need to contribute increased amounts of cash to fund benefits payable under the plan. We utilized plan assets to pay a portion of our benefit payments during 2013 and we anticipate that we will utilize plan assets to pay a significant portion of our benefits during 2014.

Goodwill and Indefinite-Lived Trade Name

Goodwill and our indefinite-lived trade name totaled $841.9 million as of December 31, 2013, which represented 53.6% of total assets. These assets are tested for impairment on an annual basis as of July 31, or more frequently if events or circumstances occur which could indicate impairment. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of our indefinite-lived trade name to determine whether events and circumstances continue to support an indefinite useful life. If we would determine that this asset has a finite useful life, we would test the asset for impairment and then amortize the asset's remaining carrying value over its estimated remaining useful life.

In completing our annual goodwill impairment analysis in each of the last three years, we elected to perform a qualitative assessment for all of the reporting units to which goodwill is assigned. These qualitative analyses evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010 in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43.0 million and $546.0 million, or by amounts between 55% and 442% above the carrying values of their net assets. In completing our qualitative analyses in each year, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units.

When completing the two-step, quantitative approach during 2010, we compared the carrying value of a reporting unit, including goodwill, to the estimated fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires the allocation of shared or corporate items among reporting units. In calculating the estimated fair value, we utilize the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we project revenue for the next five years. We apply our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value is then applied to the projected cash flow stream. Future estimated cash flows are discounted to their present value to calculate the estimated fair value. The discount rate used is the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair values of our reporting units, we are required to estimate a number of factors, including projected future operating results, terminal growth rates, economic conditions, anticipated future cash flows, and the discount rate. For reasonableness, the summation of our reporting units' fair values is compared to our consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of any of our reporting unit's net assets were to exceed its estimated fair value, we would be required to complete the second step of the goodwill impairment analysis. This step would require us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit's assets and liabilities, excluding goodwill, is estimated. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit's goodwill. We were not required to complete the second step of the goodwill impairment analysis for any of our reporting units when completing our analysis during 2010.

The estimate of fair value for our indefinite-lived trade name is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss would be recognized for the difference. The annual impairment analysis completed during 2013 indicated that the estimated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by approximately $14.0 million. In this analysis, we assumed a discount rate of 13.2% and a royalty rate of 1.5%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by approximately $1.6 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $11.0 million.

The evaluation of asset impairment requires us to make assumptions about future events, market conditions, and financial performance over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from our assumptions. For example, if our stock price were to decline for a sustained period, if a further downturn in economic conditions were to negatively affect our actual and forecasted operating results, or if order volume declines for our Direct Checks segment were to accelerate, these situations could indicate a decline in the fair value of one or more of our reporting units. This may require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name or other assets.

Restructuring Accruals

Over the past several years, we have recorded restructuring accruals as a result of facility closings and other cost management efforts. Cost management is one of our strategic objectives and we continually seek ways to lower our cost structure. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals as, on some occasions, employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. We reversed previously recorded severance accruals of $0.8 million in 2013, $1.9 million in 2012 and $1.7 million in 2011, primarily as a result of fewer employees receiving severance benefits than originally estimated. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during 2013 can be found under the caption “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The guidance becomes effective for us on January 1, 2014. The adoption of this standard will not have a significant impact on the consolidated balance sheet.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2013, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing October 2014, including increase of $1,569 related to the cumulative change in fair value of hedged debt	$255,026	$259,559	4.3%
Long-term notes maturing March 2019	200,000	216,574	7.0%
Long-term notes maturing November 2020, including decrease of $16,239 related to the cumulative change in fair value of hedged debt	183,761	208,000	4.9%
Capital lease obligations	1,917	1,917	2.0%
Total debt	$640,704	$686,050	5.3%

(1) For our long-term notes, fair value is based on quoted market prices as of December 31, 2013 for identical liabilities when traded as assets. Capital lease obligations are presented at their carrying amount.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of December 31, 2013, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of December 31, 2013 included a $14.7 million decrease related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. Information regarding hedge ineffectiveness can be found under the caption “Note 7: Fair value measurements” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $4.0 million change in interest expense for 2013, excluding any hedge ineffectiveness related to our interest rate swaps.

We are exposed to changes in foreign currency exchange rates. Investments in, loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies, primarily the Canadian dollar. The effect of exchange rate changes is expected to have a minimal impact on our earnings and cash flows, as our foreign operations represent a relatively small portion of our business. We have not entered into any hedges against changes in foreign currency exchange rates.

See Business Challenges/Market Risks for further discussion of market risks.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Accounting Firm

To the Shareholders and Board of Directors of Deluxe Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 28, 2014

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$121,089	$45,435
Trade accounts receivable, net of allowances for uncollectible accounts	88,049	70,387
Inventories and supplies	28,966	23,291
Deferred income taxes	6,946	7,687
Funds held for customers	42,425	43,140
Other current assets	31,838	29,803
Total current assets	319,313	219,743
Deferred income taxes	1,851	1,662
Long-term investments (including $2,407 and $2,196 of investments at fair value, respectively)	44,451	46,898
Property, plant and equipment, net of accumulated depreciation	101,343	104,189
Assets held for sale	25,451	970
Intangibles, net of accumulated amortization	153,576	150,717
Goodwill	822,777	789,636
Other non-current assets	100,767	98,625
Total assets	$1,569,529	$1,412,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,492	$65,107
Accrued liabilities	162,990	155,003
Long-term debt due within one year	255,589	—
Total current liabilities	490,071	220,110
Long-term debt	385,115	652,581
Deferred income taxes	82,814	75,147
Other non-current liabilities	61,072	31,667
Commitments and contingencies (Notes 9, 13 and 14)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2013 – 50,344; 2012 – 50,614)	50,344	50,614
Additional paid-in capital	22,596	47,968
Retained earnings	510,941	375,000
Accumulated other comprehensive loss	(33,424)	(40,647)
Total shareholders’ equity	550,457	432,935
Total liabilities and shareholders’ equity	$1,569,529	$1,412,440

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Product revenue	$1,369,711	$1,345,929	$1,280,420
Service revenue	215,113	168,988	137,176
Total revenue	1,584,824	1,514,917	1,417,596
Cost of products sold	(463,487)	(446,994)	(435,563)
Cost of services	(97,629)	(77,381)	(57,839)
Total cost of revenue	(561,116)	(524,375)	(493,402)
Gross profit	1,023,708	990,542	924,194
Selling, general and administrative expense	(691,359)	(680,460)	(640,307)
Net restructuring charges	(9,435)	(7,926)	(11,743)
Asset impairment charge	(5,000)	—	(1,196)
Net (loss) gain on sale of facility	—	(128)	110
Operating income	317,914	302,028	271,058
Loss on early debt extinguishment	—	(5,258)	(6,995)
Interest expense	(38,301)	(46,847)	(47,797)
Other income (expense)	1,446	830	(182)
Income before income taxes	281,059	250,753	216,084
Income tax provision	(94,407)	(80,261)	(71,489)
Net income	$186,652	$170,492	$144,595

Basic earnings per share	$3.68	$3.33	$2.82
Diluted earnings per share	3.65	3.32	2.80

Cash dividends per share	$1.00	$1.00	$1.00

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$186,652	$170,492	$144,595
Other comprehensive income, net of tax:
Reclassification of loss on derivative instruments from other comprehensive income to net income	1,040	1,110	1,591
Postretirement benefit plans:
Net actuarial gain (loss) arising during the year	8,365	15,221	(10,627)
Less reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	(864)	(1,899)	(2,330)
Amortization of net actuarial loss	2,928	3,653	3,371
Postretirement benefit plans	10,429	16,975	(9,586)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the year	(184)	(29)	165
Less reclassification of realized gains from other comprehensive income to net income	—	(241)	—
Unrealized (losses) gains on securities	(184)	(270)	165
Unrealized foreign currency translation adjustment	(4,062)	939	(1,559)
Other comprehensive income (loss)	7,223	18,754	(9,389)
Comprehensive income	$193,875	$189,246	$135,206

Income tax (expense) benefit of other comprehensive income (loss) included in above amounts:
Reclassification of loss on derivative instruments from other comprehensive income to net income	$(671)	$(676)	$(951)
Postretirement benefit plans:
Net actuarial gain (loss) arising during the year	(5,393)	(15,589)	6,442
Less reclassification of amounts from other comprehensive income to net income:
Amortization of prior service credit	557	1,157	1,413
Amortization of net actuarial loss	(1,511)	(2,226)	(2,044)
Postretirement benefit plans	(6,347)	(16,658)	5,811
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the year	64	10	(65)
Less reclassification of realized gains from other comprehensive income to net income	—	86	—
Unrealized (losses) gains on securities	64	96	(65)
Total net tax (expense) benefit included In other comprehensive income (loss)	$(6,954)	$(17,238)	$4,795
See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2010	51,338	$51,338	$62,915	$161,957	$(50,012)	$226,198
Net income	—	—	—	144,595	—	144,595
Cash dividends	—	—	—	(51,126)	—	(51,126)
Common shares issued	499	499	7,584	—	—	8,083
Common shares to be issued for Banker's Dashboard acquisition (Note 5)	—	—	4,300	—	—	4,300
Tax impact of share-based awards	—	—	112	—	—	112
Common shares repurchased	(940)	(940)	(22,680)	—	—	(23,620)
Other common shares retired	(71)	(71)	(1,758)	—	—	(1,829)
Fair value of share-based compensation	—	—	5,365	—	—	5,365
Other comprehensive loss	—	—	—	—	(9,389)	(9,389)
Balance, December 31, 2011	50,826	50,826	55,838	255,426	(59,401)	302,689
Net income	—	—	—	170,492	—	170,492
Cash dividends	—	—	—	(50,918)	—	(50,918)
Common shares issued	1,113	1,113	19,161	—	—	20,274
Tax impact of share-based awards	—	—	1,491	—	—	1,491
Common shares repurchased	(999)	(999)	(26,156)	—	—	(27,155)
Other common shares retired	(326)	(326)	(8,944)	—	—	(9,270)
Fair value of share-based compensation	—	—	6,578	—	—	6,578
Other comprehensive income	—	—	—	—	18,754	18,754
Balance, December 31, 2012	50,614	50,614	47,968	375,000	(40,647)	432,935
Net income	—	—	—	186,652	—	186,652
Cash dividends	—	—	—	(50,711)	—	(50,711)
Common shares issued	1,182	1,182	25,473	—	—	26,655
Tax impact of share-based awards	—	—	2,310	—	—	2,310
Common shares repurchased	(1,162)	(1,162)	(47,636)	—	—	(48,798)
Other common shares retired	(290)	(290)	(12,470)	—	—	(12,760)
Fair value of share-based compensation	—	—	6,951	—	—	6,951
Other comprehensive income	—	—	—	—	7,223	7,223
Balance, December 31, 2013	50,344	$50,344	$22,596	$510,941	$(33,424)	$550,457

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$186,652	$170,492	$144,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,822	19,922	21,547
Amortization of intangibles	46,651	45,730	51,796
Asset impairment charge	5,000	—	1,196
Amortization of contract acquisition costs	17,197	17,110	16,659
Deferred income taxes	(2,243)	6,270	9,350
Employee share-based compensation expense	7,562	7,292	5,733
Loss on early debt extinguishment	—	5,258	6,995
Other non-cash items, net	10,741	9,371	10,612
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(14,754)	(2,915)	(6,648)
Inventories and supplies	(1,594)	(1,629)	(398)
Other current assets	7,032	(1,982)	(1,538)
Non-current assets	(5,976)	424	2,261
Accounts payable	886	228	3,460
Contract acquisition payments	(12,133)	(16,952)	(12,190)
Other accrued and non-current liabilities	(1,341)	(14,542)	(18,063)
Net cash provided by operating activities	261,502	244,077	235,367
Cash flows from investing activities:
Purchases of capital assets	(37,459)	(35,193)	(35,506)
Payments for acquisitions, net of cash acquired	(69,709)	(34,172)	(85,641)
Payments on company-owned life insurance policies	—	—	(6,383)
Loans to distributors	(778)	(3,287)	(5,175)
Proceeds from company-owned life insurance policies	4,599	—	—
Proceeds from sale of facility	—	2,613	699
Other	2,297	1,526	221
Net cash used by investing activities	(101,050)	(68,513)	(131,785)
Cash flows from financing activities:
Net payments on short-term debt	—	—	(7,000)
Payments on long-term debt, including costs of debt reacquisition	(1,555)	(288,938)	(215,030)
Proceeds from issuing long-term debt	—	200,000	200,000
Payments for debt issue costs	(236)	(4,504)	(3,513)
Change in book overdrafts	—	(2,600)	(136)
Proceeds from issuing shares under employee plans	15,948	12,320	7,671
Excess tax benefit from share-based employee awards	3,055	2,285	1,052
Payments for common shares repurchased	(48,798)	(27,155)	(23,620)
Cash dividends paid to shareholders	(50,711)	(50,918)	(51,126)
Net cash used by financing activities	(82,297)	(159,510)	(91,702)

Effect of exchange rate change on cash	(2,501)	694	(576)

Net change in cash and cash equivalents	75,654	16,748	11,304
Cash and cash equivalents, beginning of year	45,435	28,687	17,383
Cash and cash equivalents, end of year	$121,089	$45,435	$28,687

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Significant accounting policies

Nature of operations – We offer a wide range of products and services to small businesses, including customized checks and forms, as well as web-site development and hosting, search engine marketing, search engine optimization and logo design. For financial institutions, we offer programs in checks, customer acquisition and loyalty, fraud prevention and profitability. We also sell checks and accessories directly to consumers.

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

Foreign currency translation – The financial statements of our foreign subsidiaries are measured in the respective subsidiaries' functional currencies, primarily Canadian dollars, and are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the year. The resulting translation gains and losses are reflected in accumulated other comprehensive loss in the shareholders' equity section of the consolidated balance sheets. Foreign currency transaction gains and losses are recorded in other income (expense) in the consolidated statements of income.

Cash and cash equivalents – We consider all cash on hand and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

Marketable securities – Marketable securities consist of a Canadian money market fund, which is classified as available for sale. The investment is carried at fair value and is included within other current assets in the consolidated balance sheets. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method.

Trade accounts receivable – Trade accounts receivable are initially recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts, we take several factors into consideration, including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for uncollectible accounts are included in selling, general and administrative (SG&A) expense in our consolidated statements of income. The point at which uncollected accounts are written off varies by type of customer, but generally does not exceed one year from the due date of the receivable.

Inventories and supplies – Inventories and supplies are stated at the lower of average cost or market. Average cost approximates cost calculated on a first-in, first-out basis. Supplies consist of items not used directly in the production of goods, such as maintenance and other supplies utilized in the production area.

Funds held for customers – Our Canadian payroll services business collects funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients' employees and the appropriate taxing authorities. These funds, consisting of cash, a mutual fund investment and an investment in a Canadian guaranteed investment certificate, are reported as funds held for customers in the consolidated balance sheets. The corresponding liability for these obligations is included in accrued liabilities in the consolidated balance sheets. The mutual fund investment and the Canadian guaranteed investment certificate are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in the consolidated balance sheets. Realized gains and losses are included in revenue in our consolidated statements of income. Realized gains recognized during 2012 were $327. Amounts recognized during 2013 and 2011 were not significant.

Long-term investments – Long-term investments consist primarily of cash surrender values of life insurance contracts. Additionally, long-term investments include an investment in domestic mutual funds with a fair value of $2,407 as of December 31, 2013 and $2,196 as of December 31, 2012. We have elected to account for this investment under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in SG&A expense in the consolidated statements of income. This investment corresponds to a liability under an officers' deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the consolidated statements of income. The cost of securities sold is determined using the average cost method.

Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset's useful life or productive capabilities, are stated at historical cost. Buildings have been assigned lives of 40 years and machinery and equipment are generally assigned lives ranging from one year to 11 years, with a weighted-average life of eight years as of December 31, 2013. Buildings are depreciated using the 150% declining balance method, and machinery and equipment are depreciated using the sum-of-the-years' digits method. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred.

Fully depreciated assets are retained in property, plant and equipment until disposal. Any gains or losses resulting from the disposition of property, plant and equipment are included in SG&A expense in the consolidated statements of income, with the exception of building sales. Such gains and losses are reported separately in the consolidated statements of income.

Intangibles – Intangible assets are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from one year to 20 years, with a weighted-average life of six years as of December 31, 2013. Customer lists are generally amortized using accelerated methods which reflect the pattern in which we receive the economic benefits of the asset. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events or circumstances warrant a revision to the remaining period of amortization. If our estimate of an asset's remaining useful life is revised, the remaining carrying amount of the asset is amortized prospectively over the revised remaining useful life. As of December 31, 2013, we held a trade name asset which has been assigned an indefinite useful life. As such, this asset is not amortized, but is subject to impairment testing on at least an annual basis. Any gains or losses resulting from the disposition of intangibles are included in SG&A expense in the consolidated statements of income.

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

Impairment of long-lived assets and amortizable intangibles – We evaluate the recoverability of property, plant, equipment and amortizable intangibles not held for sale whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We compare the carrying amount of the asset to the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. As quoted market prices are not available for the majority of our assets, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. During the fourth quarter of 2013, we recorded an impairment charge related to a Small Business Services customer relationship intangible asset. See Note 7 for further information regarding this impairment charge.

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

In completing the annual impairment analyses of our indefinite-lived trade name, we elected to perform a quantitative assessment. This assessment compares the carrying amount of the asset to its estimated fair value. The estimate of fair value is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss would be recognized for the difference. The impairment analyses completed during 2013, 2012 and 2011 indicated no impairment. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of this asset to determine whether events and circumstances continue to support an indefinite useful life. If we were to determine that the asset has a finite useful life, we would test it for impairment and then amortize its remaining carrying value over its estimated remaining useful life.

When completing our annual goodwill impairment analysis, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this qualitative assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step, quantitative impairment test is unnecessary. During 2013, 2012 and 2011, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned. We noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units. See Note 7 for further information regarding these qualitative analyses. As such, no impairment charges were recorded as a result of our 2013, 2012 or 2011 annual impairment analyses.

Contract acquisition costs – We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs, which are essentially pre-paid product discounts, consist of cash payments or accruals related to amounts owed to financial institution clients by our Financial Services segment. Contract acquisition costs are amortized as reductions of revenue over the related contract term, generally on the straight-line basis. Currently, these amounts are being amortized over periods ranging from one year to 10 years, with a weighted-average life of six years as of December 31, 2013. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Should a financial institution cancel a contract prior to the agreement's termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets.

Advertising costs – Deferred advertising costs include materials, printing, labor and postage costs related to direct response advertising programs of our Direct Checks and Small Business Services segments. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, especially with regard to check re-orders which can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting our results of operations during the period in which the change occurred and in subsequent periods. Within our Direct Checks segment, approximately 82% of the costs of individual advertisements is expensed within six months of the advertisement. The deferred advertising costs of our Small Business Services segment are fully amortized within six months of the advertisement. Deferred advertising costs are included in other current assets and other non-current assets in the consolidated balance sheets.

Non-direct response advertising projects are expensed as incurred. Catalogs provided to financial institution clients of our Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense was $93,872 in 2013, $100,594 in 2012 and $103,009 in 2011.

Loans to distributors – We, at times, make loans to certain of our Safeguard® distributors to allow them to purchase the operations of other small business distributors. These loans are included in other current assets and other non-current assets in the consolidated balance sheets. Interest is accrued at market interest rates as earned. As of December 31, 2013 and December 31, 2012, no amounts were past due and allowances for credit losses related to these receivables were not significant.

Restructuring charges – Over the past several years, we have recorded restructuring charges as a result of various cost management efforts, including facility closings, the relocation of business activities, and fundamental changes in the manner in which certain business functions are conducted. These charges have consisted primarily of accruals for employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals as, on some occasions, employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. Restructuring accruals are included in accrued liabilities and other non-current liabilities in our consolidated balance sheets. In addition to employee termination benefits, we also typically incur other costs related to restructuring activities including, but not limited to, employee and equipment moves, related information technology costs, training and travel. These costs are expensed as incurred.

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

Income taxes – Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax reporting bases. Current deferred tax assets and liabilities are netted by jurisdiction in the consolidated balance sheets, as are long-term deferred tax assets and liabilities. Net deferred tax assets are recognized to the extent that realization of such benefits is more likely than not.

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

Derivative financial instruments – Information regarding our derivative financial instruments is included in Note 6. We do not use derivative financial instruments for speculative or trading purposes. Our policy is that all derivative transactions must be linked to an existing balance sheet item or firm commitment, and the notional amount cannot exceed the value of the exposure being hedged.

We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. They are included in either current or non-current assets or liabilities in the consolidated balance sheets based on their maturity. Changes in the fair value of derivative financial instruments are recognized periodically either in income or in shareholders' equity as a component of accumulated other comprehensive loss, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge and whether the hedge is effective. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portion of the change in the fair value of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive loss, net of tax. We classify the cash flows from derivative instruments that have been designated as fair value or cash flow hedges in the same category as the cash flows from the items being hedged. Changes in fair values of derivatives not qualifying as hedges and the ineffective portion of hedges are reported in income.

Revenue recognition – We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Our services, which account for the remainder of our revenue, consist primarily of web design, hosting and other web services; fraud prevention; marketing services, including email, mobile, social media and other self-service marketing solutions; financial institution customer acquisition and loyalty programs; payroll services; health care enrollment solutions; and logo design. We recognize these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting and applications services are deferred and recognized as revenue on the straight-line basis over the term of the customer relationship. Deferred revenue is included in accrued liabilities in the consolidated balance sheets.

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

At times, a financial institution client may terminate its contract with us prior to the end of the contract term. In substantially all of these cases, the financial institution is contractually required to remit a contract termination payment. Such payments are recorded as revenue when the termination agreement is executed, provided that we have no further service or contractual obligations, and collection of the funds is assured. If we have a continuing service obligation following the execution of a contract termination agreement, we record the related revenue over the remaining service period.

Revenue is presented in the consolidated statements of income net of rebates, discounts, amortization of contract acquisition costs, and sales tax. We enter into contractual agreements with financial institution clients for rebates on certain products we sell. We record these amounts as reductions of revenue in the consolidated statements of income and as accrued liabilities in the consolidated balance sheets when the related revenue is recorded. At times we may also sell products at discounted prices or provide free products to customers when they purchase a specified product. Discounts are recorded as reductions of revenue when the related revenue is recorded. The cost of free products is recorded as cost of products sold when the revenue for the related purchased product is recorded. Reported revenue for our Financial Services segment does not reflect the full retail price paid by end-consumers to their financial institutions. Revenue reflects the amounts paid to us by our financial institution clients.

Employee share-based compensation – During 2013, 2012 and 2011, our share-based compensation consisted of non-qualified stock options, restricted stock units, restricted stock and an employee stock purchase plan. The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model. The related compensation expense is recognized on the straight-line basis, net of estimated forfeitures, over the options' vesting periods. The fair value of restricted stock and a portion of our restricted stock unit awards is measured on the grant date based on the market value of our common stock. The related compensation expense, net of estimated forfeitures, is recognized over the applicable service period. Certain of our restricted stock unit awards may be settled in cash if an employee voluntarily chooses to leave the company. These awards are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets and are re-measured at fair value as of each balance sheet date. Compensation expense resulting from the 15% discount provided under our employee stock purchase plan is recognized over the purchase period of six months. Employee share-based compensation expense is included in total cost of revenue and in SG&A expense in our consolidated statements of income, based on the functional areas of the employees receiving the awards.

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

Comprehensive income – Comprehensive income includes charges and credits to shareholders' equity that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, gains and losses on derivative instruments, changes in the funded status and amortization of amounts related to our postretirement benefit plans, unrealized gains and losses on available-for-sale marketable securities, and foreign currency translation adjustments. The items of comprehensive income, with the exception of net income, are included in accumulated other comprehensive loss in the consolidated balance sheets and statements of shareholders' equity.

Recently adopted accounting pronouncements – On January 1, 2013, we adopted Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires that companies present information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements, including the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the line item on the statement of income affected by the reclassification adjustment. The disclosures required by this new standard are presented in Note 4: Other comprehensive income.

ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, became effective for us on January 1, 2013. Under this new guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the asset is impaired, then a quantitative assessment must be completed. We completed the annual impairment analysis of our indefinite-lived trade name as of July 31, 2013. We elected to complete a quantitative assessment of the asset, the results of which are presented in Note 7: Fair value measurements.

Accounting pronouncements not yet adopted – In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The guidance becomes effective for us on January 1, 2014. The adoption of this standard will not have a significant impact on the consolidated balance sheet.

Note 2: Supplemental balance sheet and cash flow information

Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31:

	2013	2012
Trade accounts receivable – gross	$91,910	$74,299
Allowances for uncollectible accounts	(3,861)	(3,912)
Trade accounts receivable – net	$88,049	$70,387

Changes in the allowances for uncollectible accounts for the year ended December 31 were as follows:

	2013	2012	2011
Balance, beginning of year	$3,912	$4,007	$4,130
Bad debt expense	3,722	3,749	4,033
Write-offs, net of recoveries	(3,773)	(3,844)	(4,156)
Balance, end of year	$3,861	$3,912	$4,007

Inventories and supplies – Inventories and supplies were comprised of the following at December 31:

	2013	2012
Raw materials	$5,426	$4,818
Semi-finished goods	8,361	8,390
Finished goods	11,948	7,005
Supplies	3,231	3,078
Inventories and supplies	$28,966	$23,291

Available-for-sale securities – Available-for-sale marketable securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$9,901	$—	$(343)	$9,558
Canadian guaranteed investment certificate	5,178	—	—	5,178
Available-for-sale securities (funds held for customers)(1)	15,079	—	(343)	14,736
Money market securities (cash equivalents)	70,001	—	—	70,001
Canadian money market fund (other current assets)	2,045	—	—	2,045
Total available-for-sale securities	$87,125	$—	$(343)	$86,782

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2013, also included cash of $27,689.

	December 31, 2012
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$10,371	$—	$(115)	$10,256
Canadian guaranteed investment certificate	5,544	—	—	5,544
Available-for-sale securities (funds held for customers)(1)	15,915	—	(115)	15,800
Money market securities (cash equivalents)	9,350	—	—	9,350
Canadian money market fund (other current assets)	2,162	—	—	2,162
Total available-for-sale securities	$27,427	$—	$(115)	$27,312

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2012, also included cash of $27,340.

Expected maturities of available-for-sale securities as of December 31, 2013 were as follows:

Fair value
Due in one year or less	$77,386
Due in two to five years	5,936
Due in six to ten years	3,460
Total available-for-sale securities	$86,782

Further information regarding the fair value of available-for-sale marketable securities can be found in Note 7: Fair value measurements.

Property, plant and equipment – Property, plant and equipment was comprised of the following at December 31:

	2013			2012
	Gross carrying amount	Accumulated depreciation	Net carrying amount	Gross carrying amount	Accumulated depreciation	Net carrying amount
Land and improvements	$33,951	$(9,445)	$24,506	$33,984	$(9,166)	$24,818
Buildings and improvements	125,655	(76,995)	48,660	123,265	(73,403)	49,862
Machinery and equipment	302,663	(274,486)	28,177	305,520	(276,011)	29,509
Property, plant and equipment	$462,269	$(360,926)	$101,343	$462,769	$(358,580)	$104,189

Assets held for sale – Assets held for sale consisted of the operations of small business distributors which we previously purchased. The assets consisted primarily of customer lists. We are actively marketing the assets and expect the selling prices will exceed the carrying values. Net assets held for sale consisted of the following:

	December 31,
	2013	2012	Balance sheet caption
Current assets	$727	$—	Other current assets
Intangibles	24,603	970	Assets held for sale
Other non-current assets	848	—	Assets held for sale
Accrued liabilities	(733)	—	Accrued liabilities
Non-current deferred income tax liabilities	(7,821)	—	Other non-current liabilities
Other non-current liabilities	(32)	—	Other non-current liabilities
Net assets held for sale	$17,592	$970

Intangibles – Intangibles were comprised of the following at December 31:

	2013			2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	339,995	(275,159)	64,836	438,988	(376,111)	62,877
Trade names	67,961	(33,642)	34,319	68,561	(30,151)	38,410
Customer lists/relationships	63,282	(31,606)	31,676	58,735	(30,287)	28,448
Distributor contracts	—	—	—	30,900	(29,999)	901
Other	9,324	(5,679)	3,645	6,511	(5,530)	981
Amortizable intangibles	480,562	(346,086)	134,476	603,695	(472,078)	131,617
Intangibles	$499,662	$(346,086)	$153,576	$622,795	$(472,078)	$150,717

Total amortization of intangibles was $46,651 in 2013, $45,730 in 2012 and $51,796 in 2011. Of these amounts, amortization of internal-use software was $32,555 in 2013, $30,982 in 2012 and $31,562 in 2011. Based on the intangibles in service as of December 31, 2013, estimated amortization expense for each of the next five years ending December 31 is as follows:

Estimated amortization expense
2014	$39,232
2015	27,732
2016	16,616
2017	8,637
2018	6,594

We acquire internal-use software in the normal course of business. In conjunction with acquisitions (Note 5), we also acquired certain other amortizable intangible assets. The following intangible assets were acquired during the years ended December 31:

	2013		2012		2011
	Amount	Weighted-average amortization period (in years)	Amount	Weighted-average amortization period (in years)	Amount	Weighted-average amortization period (in years)
Internal-use software	$34,455	3	$28,097	4	$33,169	4
Customer lists/relationships	16,610	8	10,200	9	12,600	8
Trade names	200	2	900	5	8,300	9
Other	3,310	4	—	—	1,000	4
Acquired intangibles	$54,575	5	$39,197	5	$55,069	6

The table above does not include intangible assets acquired via the acquisition of small business distributors which are classified as held for sale upon purchase. Amounts included in the table above related to the acquisition of Destination Rewards were preliminary as of December 31, 2013 and are expected to be finalized during the first half of 2014. Further information regarding these acquisitions can be found in Note 5: Acquisitions.

Goodwill – Changes in goodwill by reportable segment and in total were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2011:
Goodwill, gross	$621,314	$27,178	$148,506	$796,998
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	601,314	27,178	148,506	776,998
Acquisition of OrangeSoda, Inc. (Note 5)	12,580	—	—	12,580
Currency translation adjustment	58	—	—	58
Balance, December 31, 2012:
Goodwill, gross	633,952	27,178	148,506	809,636
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	613,952	27,178	148,506	789,636
Acquisition of VerticalResponse, Inc. (Note 5)	18,735	—	—	18,735
Acquisition of Acton Marketing, LLC (Note 5)	—	1,459	—	1,459
Acquisition of Destination Rewards, Inc. (Note 5)	—	13,080	—	13,080
Currency translation adjustment	(133)	—	—	(133)
Balance, December 31, 2013:
Goodwill, gross	652,554	41,717	148,506	842,777
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$632,554	$41,717	$148,506	$822,777

Other non-current assets – Other non-current assets were comprised of the following at December 31:

	2013	2012
Contract acquisition costs	$35,421	$43,036
Postretirement benefit plan asset (Note 12)	24,981	4,993
Loans and notes receivable from distributors	16,162	18,162
Deferred advertising costs	10,447	13,783
Other	13,756	18,651
Other non-current assets	$100,767	$98,625

Changes in contract acquisition costs were as follows for the years ended December 31:

	2013	2012	2011
Balance, beginning of year	$43,036	$55,076	$57,476
Additions(1)	10,072	5,543	14,624
Amortization	(17,197)	(17,110)	(16,659)
Other	(490)	(473)	(365)
Balance, end of year	$35,421	$43,036	$55,076

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $12,133 for 2013, $16,952 for 2012 and $12,190 for 2011.

Accrued liabilities – Accrued liabilities were comprised of the following at December 31:

	2013	2012
Funds held for customers	$41,810	$42,460
Employee profit sharing/cash bonus	29,544	40,670
Customer rebates	21,623	22,164
Deferred revenue	16,897	7,825
Interest	8,869	8,465
Restructuring due within one year (Note 8)	5,609	4,507
Contract acquisition costs due within one year	3,880	3,820
Other	34,758	25,092
Accrued liabilities	$162,990	$155,003

Supplemental cash flow information – Cash payments for income taxes and interest were as follows for the years ended December 31:

	2013	2012	2011
Income taxes paid	$90,322	$83,875	$60,861
Interest paid	38,676	46,514	42,542

Note 3: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	2013	2012	2011
Earnings per share – basic:
Net income	$186,652	$170,492	$144,595
Income allocated to participating securities	(846)	(1,161)	(823)
Income available to common shareholders	$185,806	$169,331	$143,772
Weighted-average shares outstanding	50,550	50,775	51,036
Earnings per share – basic	$3.68	$3.33	$2.82

Earnings per share – diluted:
Net income	$186,652	$170,492	$144,595
Income allocated to participating securities	(840)	(1,156)	(586)
Re-measurement of share-based awards classified as liabilities	314	123	(20)
Income available to common shareholders	$186,126	$169,459	$143,989
Weighted-average shares outstanding	50,550	50,775	51,036
Dilutive impact of potential common shares	460	301	379
Weighted-average shares and potential common shares outstanding	51,010	51,076	51,415
Earnings per share – diluted	$3.65	$3.32	$2.80

Antidilutive options excluded from calculation	12	470	1,835

Note 4: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss component	Amounts reclassified from accumulated other comprehensive loss			Affected line item in consolidated statements of income
	2013	2012	2011
Amortization of loss on interest rate locks(1)	$(1,711)	$(1,786)	$(2,542)	Interest expense
Tax benefit	671	676	951	Income tax provision
Amortization of loss on interest rate locks, net of tax	(1,040)	(1,110)	(1,591)	Net income
Amortization of postretirement benefit plan items:
Prior service credit	1,421	3,056	3,743	(2)
Net actuarial loss	(4,439)	(5,879)	(5,415)	(2)
Total amortization	(3,018)	(2,823)	(1,672)	(2)
Tax benefit	954	1,069	631	(2)
Amortization of postretirement benefit plan items, net of tax	(2,064)	(1,754)	(1,041)	(2)
Realized gains on available-for-sale securities	—	327	—	Other income (expense)
Tax expense	—	(86)	—	Income tax provision
Realized gains on available-for-sale securities, net of tax	—	241	—	Net income
Total reclassifications, net of tax	$(3,104)	$(2,623)	$(2,632)

(1) Relates to interest rate locks executed in 2002 and 2004. Further information regarding these financial instruments can be found in Note 6: Derivative financial instruments.
(2) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit (income) expense. Additional details can be found in Note 12: Postretirement benefits.

Accumulated other comprehensive loss – The components of accumulated other comprehensive loss at December 31 were as follows:

	Postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized gain (loss) on marketable securities, net of tax	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2010	$(52,692)	$(4,522)	$13	$7,189	$(50,012)
Other comprehensive (loss) income before reclassifications	(10,627)	—	165	(1,559)	(12,021)
Amounts reclassified from accumulated other comprehensive loss	1,041	1,591	—	—	2,632
Net current-period other comprehensive (loss) income	(9,586)	1,591	165	(1,559)	(9,389)
Balance, December 31, 2011	(62,278)	(2,931)	178	5,630	(59,401)
Other comprehensive income (loss) before reclassifications	15,221	—	(29)	939	16,131
Amounts reclassified from accumulated other comprehensive loss	1,754	1,110	(241)	—	2,623
Net current-period other comprehensive income (loss)	16,975	1,110	(270)	939	18,754
Balance, December 31, 2012	(45,303)	(1,821)	(92)	6,569	(40,647)
Other comprehensive income (loss) before reclassifications	8,365	—	(184)	(4,062)	4,119
Amounts reclassified from accumulated other comprehensive loss	2,064	1,040	—	—	3,104
Net current-period other comprehensive income (loss)	10,429	1,040	(184)	(4,062)	7,223
Balance, December 31, 2013	$(34,874)	$(781)	$(276)	$2,507	$(33,424)

(1) Relates to interest rate locks executed in 2002 and 2004. Further information regarding these financial instruments can be found in Note 6: Derivative financial instruments.

Note 5: Acquisitions

2013 acquisitions – In June 2013, we acquired all of the outstanding capital stock of VerticalResponse, Inc. in a cash transaction for $27,299, net of cash acquired. We funded the acquisition with cash on hand. VerticalResponse is a provider of self-service marketing solutions for small businesses, including email marketing, social media, online event marketing, postcard marketing and on-line surveys. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $18,735. The acquisition resulted in goodwill as we expect to accelerate revenue growth in marketing solutions by adding VerticalResponse's established customer base and online promotional and internet marketing capabilities. Transaction costs related to the acquisition were expensed as incurred and were not significant to the 2013 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

Intangible assets acquired in the VerticalResponse acquisition consisted primarily of customer relationships with an aggregate value of $9,400 and a weighted-average useful life of nine years, as well as internal-use software with an aggregate value of $4,200 and a weighted-average useful life of four years. The customer relationships are being amortized in relation to the expected future cash flows and the internal-use software is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7: Fair value measurements.

In August 2013, we acquired substantially all of the assets of Acton Marketing, LLC (Acton) in a cash transaction for $4,095, net of cash acquired. We funded the acquisition with cash on hand. Acton is a provider of direct marketing services for financial institutions. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $1,459, which is tax deductible. The acquisition resulted in goodwill as we expect to accelerate revenue growth in marketing solutions by combining the Acton business with our existing marketing solutions, bringing the best of these collective programs to both the Deluxe and Acton customer bases. Transaction costs related to the acquisition were expensed as incurred and were not significant to the 2013 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Financial Services segment. Acquired intangible assets consisted of customer relationships with an aggregate value of $3,600. These assets have a weighted-average useful life of five years and are being amortized in relation to the expected future cash flows. Further information regarding the calculation of the estimated fair values of the customer relationships can be found in Note 7: Fair value measurements.

In December 2013, we acquired substantially all of the assets of Destination Rewards, Inc., a rewards and loyalty program provider, in a cash transaction for $20,086, net of cash acquired. We funded the acquisition with cash on hand. An additional payment of $2,400 is due 18 months following the acquisition date. The preliminary allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $13,080, which is tax deductible. We expect to finalize the allocation of the purchase price during the first half of 2014 when our valuation of intangibles, as well as our determination of intangible useful lives, is finalized. The acquisition resulted in goodwill as we plan to offer Destination Rewards to our clients as a key component of our marketing solutions product set. Transaction costs related to the acquisition were expensed as incurred and were not significant to the 2013 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Financial Services segment.

Intangible assets acquired in the Destination Rewards acquisition consisted primarily of internal-use software with a preliminary value of $3,700 and a preliminary useful life of three years, supplier relationships with a preliminary value of $2,300 and a preliminary useful life of five years, and customer relationships with a preliminary value of $2,200 and a preliminary useful life of eight years. All of these assets are being amortized on the straight-line basis. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7: Fair value measurements.

During 2013, we also acquired the operations of small business distributors for aggregate cash payments of $18,229. The assets acquired consisted primarily of customer lists, the majority of which we are actively marketing and anticipate selling within one year of their acquisition dates. Accordingly, the assets and liabilities of the distributors held for sale are designated as such in our consolidated balance sheets. Further information regarding net assets held for sale can be found in Note 2: Supplemental balance sheet and cash flow information, and information regarding the calculation of the estimated fair values of the acquired assets can be found in Note 7: Fair value measurements.

2012 acquisitions – In May 2012, we acquired all of the outstanding capital stock of OrangeSoda, Inc., a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses, in a cash transaction for $26,707, net of cash acquired. We funded the acquisition with cash on hand. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $12,580 as we expected to accelerate revenue growth in marketing solutions by combining our capabilities with OrangeSoda's solutions, tools, platform and market presence. Transaction costs related to this acquisition were expensed as incurred and were not significant to the 2012 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

Intangible assets acquired in the OrangeSoda acquisition consisted primarily of customer relationships with an aggregate value of $10,200 and a weighted-average useful life of nine years and internal-use software valued at $3,300 with a useful life of five years. The customer relationships are being amortized in proportion to the expected future cash flows, while the software is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7: Fair value measurements.

During 2012, we acquired the operations of several small business distributors for aggregate cash payments of $7,465. The assets acquired consisted primarily of customer lists, most of which we then sold to our Safeguard distributors. We entered into notes receivable upon the sale of the assets, and we recognized a net gain of $1,119 on these dispositions, which is included in SG&A expense in the 2012 consolidated statement of income. Proceeds collected from these notes receivable are included in other investing activities in our consolidated statements of cash flows. Further information regarding the calculation of the estimated fair value of the assets acquired can be found in Note 7: Fair value measurements.

2011 acquisitions – During April 2011, we acquired substantially all of the assets of Banker's Dashboard, LLC, for $39,700, comprised of $35,000 of cash and $4,700 of shares of our common stock plus related dividend equivalent payments. We funded the cash portion of the purchase price with cash on hand and a draw on our credit facility. The common stock amount represents the fair value of 193 shares that were issued to the previous owners of Banker's Dashboard in April 2013 under the terms of the purchase agreement. The fair value of the shares was recorded as a component of additional paid-in capital in the consolidated balance sheet at the time of acquisition. Banker's Dashboard provides online financial management tools that provide banks with a comprehensive daily view of their financial picture. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $26,281, which is tax deductible. This acquisition resulted in goodwill as it extended the range of products and services we offer to our financial institution clients. Transaction costs related to this acquisition were expensed as incurred and were not significant to the 2011 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Financial Services segment.

Intangible assets acquired in the Banker's Dashboard acquisition consisted primarily of a customer list valued at $9,300 with a useful life of nine years and a trade name valued at $2,200 with a useful life of eight years. The customer list is being amortized in proportion to the expected future cash flows, and the trade name is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7: Fair value measurements.

During July 2011, we acquired substantially all of the assets of PsPrint, LLC for cash of $45,486, net of cash acquired, which we funded with a draw on our credit facility. PsPrint is a web-to-print solutions company that provides online print marketing and promotional services for small businesses. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $24,826, which is tax deductible. This acquisition resulted in goodwill as it was expected to accelerate one of our key platforms for growth by combining PsPrint's capabilities and technology with our market presence. Transaction costs related to this acquisition were expensed as incurred and were not significant to the 2011 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

Intangible assets acquired in the PsPrint acquisition included internal-use software valued at $9,050 with a useful life of five years, a trade name valued at $6,100 with a useful life of 10 years, and a customer list valued at $3,300 with a useful life of six years. The customer list is being amortized in proportion to the expected future cash flows, and the software and trade name are being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7: Fair value measurements.

During 2011, we acquired the operations of several small business distributors for aggregate cash payments of $5,155. The assets acquired consisted primarily of customer lists, which we then sold to our Safeguard distributors, realizing insignificant net gains on the sales. In most cases, we entered into a note receivable upon the sale of the assets to the distributors. Proceeds collected from these notes receivable are included in other investing activities in our consolidated statements of cash flows. Further information regarding the calculation of the estimated fair values of the acquired assets can be found in Note 7: Fair value measurements.

As our acquisitions were immaterial to our operating results both individually and in the aggregate in the year of the acquisitions, pro forma results of operations are not provided.

Note 6: Derivative financial instruments

Fair value hedges – We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. The interest rate swaps related to our long-term debt due in 2020 meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and the related long-term debt are equal. The short-cut method is not being used for our other interest rate swaps. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in the consolidated statements of income. Information regarding hedge ineffectiveness in each period is presented in Note 7: Fair value measurements.

Information regarding interest rate swaps as of December 31, 2013 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$2,158	$1,569	Other current assets
Fair value hedge related to long-term debt due in 2020	200,000	(16,239)	(16,239)	Other non-current liabilities
Total fair value hedges	$398,000	$(14,081)	$(14,670)

Information regarding interest rate swaps as of December 31, 2012 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$3,858	$3,370	Other non-current assets
Fair value hedge related to long-term debt due in 2020	200,000	(4,189)	(4,189)	Other non-current liabilities
Total fair value hedges	$398,000	$(331)	$(819)

During the first quarter of 2011, we retired a portion of our long-term debt due in 2012 (Note 13). In conjunction with this debt retirement, we settled a portion of the related interest rate swaps and received cash payments of $2,548. Interest rate swaps remaining after the settlement were redesignated as fair value hedges during March 2011. In conjunction with the debt retirement, we recognized $3,094 of the fair value adjustment to the hedged debt, decreasing the loss on early debt extinguishment. The $1,355 remaining fair value adjustment to the hedged debt as of the date hedge accounting was discontinued was recorded as a decrease to interest expense over the term of the remaining debt.

Cash flow hedges – During 2004, we entered into forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of the debt that will mature in October 2014 (Note 13). The termination of the lock agreements in 2004 yielded a deferred pre-tax loss of $17,877. This loss is reflected, net of tax, in accumulated other comprehensive loss in the consolidated balance sheets and is being reclassified ratably to the statements of income as an increase to interest expense over the term of the related debt. The remainder of the deferred pre-tax loss of $1,236 will be recognized in interest expense during 2014.

During 2002, we entered into forward interest rate lock agreements to effectively hedge the annual interest rate on a portion of our long-term debt which matured in December 2012. The termination of the lock agreements in December 2002 yielded a deferred pre-tax loss of $4,026, which was reflected in accumulated other comprehensive loss in the consolidated balance sheet. This amount was reclassified ratably to the statements of income as an increase to interest expense through the related debt's maturity date of December 2012.

Note 7: Fair value measurements

Annual asset impairment analyses – We evaluate the carrying value of goodwill and our indefinite-lived trade name as of July 31 of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Our policy on impairment of indefinite-lived intangibles and goodwill in Note 1 explains our methodology for assessing impairment of these assets.

In completing our 2013, 2012, and 2011 annual goodwill impairment analyses, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned. These qualitative analyses evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the most recent quantitative analysis completed as of July 31, 2010 in which the estimated fair values of our reporting units exceeded their carrying values by amounts between $43,000 and $546,000, or by amounts between 55% and 442% above the carrying values of their net assets. In completing our qualitative analyses in each year, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units. The 2013 annual impairment analysis of our indefinite-lived trade name indicated that the calculated fair value of the asset exceeded its carrying value of $19,100 by approximately $14,000 as of July 31, 2013.

Non-recurring asset impairment analyses – During the fourth quarter of 2013, we performed an impairment analysis of a customer relationship intangible asset within our Small Business Services segment. The impairment analysis was performed because revenue from the applicable group of customers was lower than previously projected. We calculated the estimated fair value of the asset as the net present value of estimated future cash flows. This analysis resulted in an impairment charge of $5,000 during 2013.

During the fourth quarter of 2011, we recorded an asset impairment charge of $1,196 related to our Thorofare, New Jersey facility, which was classified as assets held for sale in our consolidated balance sheet. The impairment charge was determined based on market conditions and ongoing negotiations for the sale of this facility. During 2012, we sold the facility for net cash proceeds of $2,613, realizing a net pre-tax loss of $128.

Information regarding these nonrecurring fair value measurements was as follows:

		Fair value measurements using
	Fair value as of December 31, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Impairment charge
		(Level 1)	(Level 2)	(Level 3)
2013:
Customer relationships	$2,120	$—	$—	$2,120	$5,000
2011:
Assets held for sale	2,741	—	2,741	—	1,196

2013 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during 2013 (Note 5) were comprised primarily of customer relationships, internal-use software and supplier relationships. The estimated fair values related to the acquisition of Destination Rewards were preliminary as of December 31, 2013. The fair value of the customer relationships was estimated using the multi-period excess earnings method. Assumptions used in this calculation included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The aggregate calculated fair value of customer relationships acquired in the VerticalResponse, Acton Marketing and Destination Rewards acquisitions was $15,200. The fair value of the acquired internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated. A portion of the acquired software was recently developed. As such, the estimated cost to reproduce was based on the actual time and labor rates incurred by the acquiree. For the remainder of the acquired software, we utilized estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software acquired in the VerticalResponse and Destination Rewards acquisitions was $7,900. The fair value of the supplier relationships was estimated by comparing the forecasted gross margin with the supplier relationships in place compared to the forecasted gross margin without the supplier relationships. The aggregate calculated fair value of supplier relationships acquired in the Destination Rewards acquisition was $2,300.

In addition, we also acquired the operations of small business distributors during 2013 for aggregate cash payments of $18,229. The assets acquired consisted primarily of the distributors' customer lists, most of which we anticipate selling to our Safeguard® distributors. The fair value of the customer lists was based on the estimated future cash flows expected to be generated via the acquired customer lists. The majority of these assets are held for sale and thus, are not being amortized. Further information regarding net assets held for sale can be found in Note 2.

2012 acquisitions – The identifiable net assets acquired during 2012 (Note 5) were comprised primarily of customer relationships and internal-use software associated with the acquisition of OrangeSoda, Inc. The fair value of the customer relationships was estimated using the multi-period excess earnings method and the cost method. Assumptions used in these calculations included same-customer revenue growth rates, management's estimates of the costs to obtain and retain customers, and estimated annual customer retention rates based on the acquiree's historical information. The aggregate calculated fair value of the customer relationships was $10,200. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software was $3,300.

In addition to the OrangeSoda acquisition, we also acquired the operations of several small business distributors during 2012 for aggregate cash payments of $7,465. The assets acquired consisted primarily of the distributors' customer lists, most of which we then sold to our Safeguard distributors during 2012. The fair value of the customer lists was based on the estimated future cash flows expected to be generated via the acquired customer lists. These assets were classified as held for sale and thus, were not amortized. Further information regarding net assets held for sale can be found in Note 2.

2011 acquisitions – The identifiable net assets acquired during 2011 (Note 5) were comprised primarily of customer lists, internal-use software and trade names. The fair value of the customer lists was estimated using valuation techniques including the multi-period excess earnings method. Assumptions used in these calculations included same-customer revenue growth rates and estimated annual customer retention rates. Customer retention rates were based on the acquirees' historical information, as well as management's estimates of the costs to obtain and retain customers. The aggregate calculated fair value of the customer lists acquired in the Banker's Dashboard and PsPrint acquisitions was $12,600. The fair value of the internal-use software was estimated, in part, using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. In addition, the fair value of a portion of the internal-use software was estimated using the actual cost of the software adjusted for obsolescence. The calculated fair value of the internal-use software was $9,050. The fair value of the trade names was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade names. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. The assumed royalty rate was based on market data and an analysis of the expected margins for the acquired operations. The aggregate calculated fair value of the trade names was $8,300.

In conjunction with the acquisition of Banker's Dashboard in April 2011, we issued 193 shares of our common stock to the previous owners in April 2013. The purchase agreement for Banker's Dashboard required the accelerated issuance of these shares two years after the closing of the acquisition based on the retention of certain Banker's Dashboard employees. The fair value of this consideration was determined as the fair value of our common stock on the date of the acquisition, discounted to reflect the restrictions which prohibited the trade or transfer of the stock until the date of issuance. The estimated fair value of the stock consideration was $4,300, which was recorded as a component of additional paid-in capital at the time of acquisition.

We also acquired the operations of several small business distributors during 2011 for aggregate cash payments of $5,155. The assets acquired consisted primarily of the distributors' customer lists which we then sold to our Safeguard distributors. The fair value of the customer lists was based on the estimated future cash flows expected to be generated via the acquired customer lists. These assets were classified as held for sale and thus, were not amortized.

Recurring fair value measurements – Cash and cash equivalents as of December 31, 2013 and 2012 included available-for-sale marketable securities (Note 2). These securities consisted of investments in money market funds which are traded in active markets. As such, the fair value of the securities was determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during 2013 or 2012.

Funds held for customers included available-for-sale marketable securities (Note 2). These securities consisted of a mutual fund investment which invests in Canadian and provincial government securities, as well as an investment in a six-month Canadian guaranteed investment certificate (GIC). The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC approximates cost due to its relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of income. Realized gains recognized during 2012 were $327. Amounts recognized during 2013 and 2011 were not significant.

Other current assets included available-for-sale marketable securities (Note 2). These securities consisted of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during 2013, 2012 or 2011.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Information regarding the accounting for this investment is provided in our long-term investments policy in Note 1. Net unrealized gains recognized during 2011 and realized gains recognized during 2013, 2012 and 2011 were not significant. We recognized net unrealized gains on the investment in mutual funds of $323 during 2013 and $161 during 2012.

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

	2013	2012	2011
(Loss) gain from derivatives	$(13,750)	$(4,871)	$2,220
Gain (loss) from change in fair value of hedged debt	13,851	3,645	(2,395)
Net decrease (increase) in interest expense	$101	$(1,226)	$(175)

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of December 31, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$70,001	$70,001	$—	$—
Available-for-sale marketable securities (funds held for customers)	14,736	—	14,736	—
Available-for-sale marketable securities (other current assets)	2,045	—	2,045	—
Long-term investment in mutual funds	2,407	2,407	—	—
Derivative assets	2,158	—	2,158	—
Derivative liabilities	(16,239)	—	(16,239)	—

		Fair value measurements using
	Fair value as of December 31, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$9,350	$9,350	$—	$—
Available-for-sale marketable securities (funds held for customers)	15,800	—	15,800	—
Available-for-sale marketable securities (other current assets)	2,162	—	2,162	—
Long-term investment in mutual funds	2,196	2,196	—	—
Derivative assets	3,858	—	3,858	—
Derivative liabilities	(4,189)	—	(4,189)	—

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during 2013 or 2012.

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

Long-term debt – For those notes traded in an active market, the fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market. As of December 31, 2012, our long-term debt issued in November 2012 was not traded in an active market. As such, the fair value as of that date was determined by means of a pricing model utilizing readily observable market interest rates. As these notes began trading in an active market during 2013, the fair value of these notes was reported as a Level 1 fair value measurement as of December 31, 2013. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	December 31, 2013		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$51,088	$51,088	$51,088	$—	$—
Cash (funds held for customers)	27,689	27,689	27,689	—	—
Loans and notes receivable from distributors	18,047	17,051	—	—	17,051
Long-term debt, including portion due within one year(1)	638,787	684,133	684,133	—	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2012		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$36,085	$36,085	$36,085	$—	$—
Cash (funds held for customers)	27,340	27,340	27,340	—	—
Loans and notes receivable from distributors	19,843	19,170	—	—	19,170
Long-term debt	652,581	676,859	481,048	195,811	—

Note 8: Restructuring charges

Net restructuring charges for the years ended December 31 consisted of the following components:

	2013	2012	2011
Severance accruals	$7,495	$7,619	$8,826
Severance reversals	(805)	(1,862)	(1,737)
Operating lease obligations	216	396	52
Operating lease obligations reversals	(157)	—	(6)
Net restructuring accruals	6,749	6,153	7,135
Other costs	4,157	4,581	6,586
Net restructuring charges	$10,906	$10,734	$13,721

The net restructuring charges for the years ended December 31 are reflected in the consolidated statements of income as follows:

	2013	2012	2011
Total cost of revenue	$1,471	$2,808	$1,978
Operating expenses	9,435	7,926	11,743
Net restructuring charges	$10,906	$10,734	$13,721

2013 restructuring charges – During 2013, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs, including the closing of one printing facility during the fourth quarter of 2013. The restructuring accruals included severance benefits for approximately 230 employees. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. The majority of the employee reductions are expected to be completed by mid-2014, and we expect most of the related severance payments to be paid by the end of 2014, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through February 2015. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, information technology costs, training and travel related to our restructuring activities.

2012 restructuring charges – During 2012, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs, including the closing of two customer call centers during the third quarter of 2012 and two printing facilities during the fourth quarter of 2012. The restructuring accruals included severance benefits for approximately 395 employees. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, information technology costs, training and travel related to our restructuring activities.

2011 restructuring charges – During 2011, the net restructuring accruals included severance charges related to employee reductions in various functional areas as we continued to reduce costs. The restructuring accruals included severance benefits for approximately 400 employees. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as employee and equipment moves, information technology costs, training and travel related to our restructuring activities.

Restructuring accruals of $5,638 as of December 31, 2013 are reflected in the consolidated balance sheet as accrued liabilities of $5,609 and other non-current liabilities of $29. Restructuring accruals of $4,650 as of December 31, 2012 are reflected in the consolidated balance sheet as accrued liabilities of $4,507 and other non-current liabilities of $143. As of December 31, 2013, approximately 85 employees had not yet started to receive severance benefits.

Accruals for our restructuring initiatives, summarized by year, were as follows:

	2008/2009 initiatives	2010 initiatives	2011 initiatives	2012 initiatives	2013 initiatives	Total
Balance, December 31, 2010	$769	$6,029	$—	$—	$—	$6,798
Restructuring charges	9	75	8,794	—	—	8,878
Restructuring reversals	(74)	(1,058)	(611)	—	—	(1,743)
Payments	(520)	(4,265)	(3,116)	—	—	(7,901)
Balance, December 31, 2011	184	781	5,067	—	—	6,032
Restructuring charges	11	15	281	7,708	—	8,015
Restructuring reversals	(2)	(226)	(1,105)	(529)	—	(1,862)
Payments	(193)	(485)	(4,222)	(2,635)	—	(7,535)
Balance, December 31, 2012	—	85	21	4,544	—	4,650
Restructuring charges	—	—	49	283	7,379	7,711
Restructuring reversals	—	—	(3)	(822)	(137)	(962)
Payments	—	(85)	(67)	(3,596)	(2,013)	(5,761)
Balance, December 31, 2013	$—	$—	$—	$409	$5,229	$5,638
Cumulative amounts:
Restructuring charges	$38,580	$9,730	$9,124	$7,991	$7,379	$72,804
Restructuring reversals	(7,559)	(1,548)	(1,719)	(1,351)	(137)	(12,314)
Payments	(31,021)	(8,182)	(7,405)	(6,231)	(2,013)	(54,852)
Balance, December 31, 2013	$—	$—	$—	$409	$5,229	$5,638

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Direct Checks	Total
Balance, December 31, 2010	$1,248	$1,954	$252	$2,616	$236	$492	$6,798
Restructuring charges	1,897	2,640	823	3,466	52	—	8,878
Restructuring reversals	(767)	(517)	(76)	(377)	(6)	—	(1,743)
Inter-segment transfer	125	234	2	(361)	—	—	—
Payments	(1,616)	(2,914)	(257)	(2,697)	(213)	(204)	(7,901)
Balance, December 31, 2011	887	1,397	744	2,647	69	288	6,032
Restructuring charges	2,485	1,331	166	3,637	278	118	8,015
Restructuring reversals	(422)	(227)	(136)	(1,077)	—	—	(1,862)
Inter-segment transfer	184	(184)	(40)	40	—	—	—
Payments	(2,491)	(1,227)	(690)	(2,775)	(96)	(256)	(7,535)
Balance, December 31, 2012	643	1,090	44	2,472	251	150	4,650
Restructuring charges	2,459	2,619	407	2,010	164	52	7,711
Restructuring reversals	(129)	(249)	(4)	(423)	(157)	—	(962)
Payments	(1,349)	(1,469)	(82)	(2,551)	(108)	(202)	(5,761)
Balance, December 31, 2013	$1,624	$1,991	$365	$1,508	$150	$—	$5,638
Cumulative amounts(2):
Restructuring charges	$20,851	$13,291	$4,215	$31,464	$2,304	$679	$72,804
Restructuring reversals	(3,085)	(1,827)	(341)	(6,505)	(556)	—	(12,314)
Inter-segment transfer	1,098	435	23	(1,556)	—	—	—
Payments	(17,240)	(9,908)	(3,532)	(21,895)	(1,598)	(679)	(54,852)
Balance, December 31, 2013	$1,624	$1,991	$365	$1,508	$150	$—	$5,638
(1) As discussed in Note 16: Business segment information, corporate costs are allocated to our business segments. As such, the net corporate restructuring charges are reflected in the business segment operating income presented in Note 16 in accordance with our allocation methodology.
(2) Includes accruals related to our cost reduction initiatives for 2008 through 2013.

Note 9: Income tax provision

Income before income taxes was comprised of the following for the years ended December 31:

	2013	2012	2011
United States	$263,427	$237,450	$199,429
Foreign	17,632	13,303	16,655
Income before income taxes	$281,059	$250,753	$216,084

The components of the income tax provision were as follows for the years ended December 31:

	2013	2012	2011
Current tax provision:
Federal	$80,262	$66,178	$49,702
State	11,599	6,276	9,168
Foreign	4,789	1,537	3,269
Total current tax provision	96,650	73,991	62,139
Deferred tax provision:
Federal	(1,403)	6,799	9,158
State	(618)	735	1,094
Foreign	(222)	(1,264)	(902)
Total deferred tax provision	(2,243)	6,270	9,350
Income tax provision	$94,407	$80,261	$71,489

The effective tax rate on pre-tax income reconciles to the U.S. federal statutory tax rate of 35% for the years ended December 31 as follows:

	2013	2012	2011
Income tax at federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal income tax benefit	2.8%	2.5%	2.8%
Change in unrecognized tax benefits, including interest and penalties	—	—	0.5%
Qualified production activities deduction	(2.8%)	(2.6%)	(2.4%)
Receivables for prior year tax returns(1)	(0.1%)	(0.7%)	(0.8%)
Impact of health care legislation on deferred income taxes(2)	—	(0.4%)	(1.2%)
Other	(1.3%)	(1.8%)	(0.8%)
Income tax provision	33.6%	32.0%	33.1%

(1) Relates to amendments to prior year tax returns claiming refunds primarily associated with state tax returns in 2012 and foreign tax returns in 2011.
(2) During 2012 and 2011, our income tax provision was reduced $949 and $2,539, respectively, by actions taken to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidy payments.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties and the federal benefit of deductible state income tax, is as follows:

Unrecognized tax benefits
Balance, December 31, 2010	$6,538
Additions for tax positions of current year	510
Additions for tax positions of prior years	1,646
Reductions for tax positions of prior years	(219)
Settlements	(1,507)
Lapse of statutes of limitations	(732)
Balance, December 31, 2011	6,236
Additions for tax positions of current year	364
Additions for tax positions of prior years	2,793
Reductions for tax positions of prior years	(2,976)
Settlements	(416)
Lapse of statutes of limitations	(382)
Balance, December 31, 2012	5,619
Additions for tax positions of current year	617
Additions for tax positions of prior years	834
Fair value of acquired tax positions	316
Reductions for tax positions of prior years	(1,178)
Lapse of statutes of limitations	(203)
Balance, December 31, 2013	$6,005

If the unrecognized tax benefits as of December 31, 2013 were recognized in our consolidated financial statements, $6,005 would positively affect income tax expense and our related effective tax rate. Accruals for interest and penalties, excluding the tax benefits of deductible interest, were $975 as of December 31, 2013 and $1,164 as of December 31, 2012. Our income tax provision included a credit for interest and penalties of $198 in 2013 and $152 in 2012 and expense for interest and penalties of $639 in 2011. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $4,300 to an increase of $1,300 as we attempt to resolve certain federal and state tax matters or as federal and state statutes of limitations expire. Due to the nature of the underlying liabilities and the extended time frame often needed to resolve income tax uncertainties, we cannot provide reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

The statute of limitations for federal tax assessments for 2009 and prior years has closed. Our federal income tax returns through 2009 have been audited by the Internal Revenue Service (IRS), and our returns for 2010 through 2013 remain subject to IRS examination. In general, income tax returns for the years 2009 through 2013 remain subject to examination by foreign, state and city tax jurisdictions. In the event that we have determined not to file income tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

Tax-effected temporary differences which gave rise to deferred tax assets and liabilities as of December 31 were as follows:

	2013		2012
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Goodwill	$—	$51,962	$—	$46,991
Intangible assets	—	28,370	—	30,376
Deferred advertising costs	—	4,814	—	5,080
Early extinguishment of debt (Note 13)	—	3,921	—	3,788
Property, plant and equipment	—	1,606	—	3,183
Employee benefit plans	3,319	—	10,170	—
Net operating loss and capital loss carryforwards	9,129	—	7,609	—
Reserves and accruals	7,206	—	5,992	—
Inventories	2,768	—	2,967	—
Federal benefit of state uncertain tax positions	2,259	—	2,311	—
All other	2,449	7,271	2,810	5,664
Total deferred taxes	27,130	97,944	31,859	95,082
Valuation allowances	(3,203)	—	(2,575)	—
Net deferred taxes	$23,927	$97,944	$29,284	$95,082

The valuation allowances as of December 31, 2013 and December 31, 2012 related primarily to capital loss carryforwards in Canada and net operating loss carryforwards in various state jurisdictions and in Ireland which we do not expect to fully realize. The provision for income taxes for 2013 included charges of $732 related to increases in the valuation allowances. The remainder of the change in the valuation allowances was attributable to foreign currency translation.

As of December 31, 2013, undistributed earnings of our Canadian subsidiary companies totaled approximately $87,000. We intend to indefinitely reinvest these undistributed earnings outside of the U.S. and, therefore, no U.S. deferred income taxes have been recognized on these earnings. We would only repatriate these earnings if it were tax effective to do so. If all or a portion of these earnings were to be distributed by dividend or loan, or upon sale of Canadian subsidiary company stock to a third party, our related U.S. income tax liability may be reduced by Canadian income taxes paid on those earnings. Our ability to reduce the related U.S. income tax liability using foreign tax credits is hampered by a tax attribute acquired with New England Business Service, Inc. in 2004. Determination of the amount of the unrecognized U.S. deferred income tax liability related to book-tax basis differences, primarily these undistributed foreign earnings, is not practical as the assumed timing of any distribution impacts the amount of the liability. As of December 31, 2013, the amount of cash, cash equivalents and marketable securities held by our Canadian subsidiaries was $46,980.

As of December 31, 2013, we had the following net operating loss and capital loss carryforwards:

•	State net operating loss carryforwards of $40,445 which expire at various dates up to 2033;

•	Federal net operating loss carryforwards of $10,349 which expire at various dates between 2025 and 2033;

•	Capital loss carryforwards of $6,057 in Canada which do not expire; and

•	Net operating loss carryforwards of $5,883 in Ireland which do not expire.

Note 10: Share-based compensation plans

Our employee share-based compensation plans consist of our employee stock purchase plan and our long-term incentive plan. Effective May 2, 2012, our shareholders approved the Deluxe Corporation 2012 Long-Term Incentive Plan, simultaneously terminating our previous plan. Under this plan, 5,000 shares of common stock plus any shares released as a result of the forfeiture or termination of awards issued under our prior plans are reserved for issuance, with 4,483 shares remaining available for issuance as of December 31, 2013. Full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.23, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.23. During 2013, 2012 and 2011, we had non-qualified stock options, restricted stock units and restricted share awards outstanding under our current and previous plans. See the employee share-based compensation policy in Note 1 for our policies regarding the recognition of compensation expense for employee share-based awards.

The following amounts were recognized in our consolidated statements of income for the years ended December 31 for share-based compensation awards:

	2013	2012	2011
Stock options	$4,705	$4,681	$3,633
Restricted shares and restricted stock units	2,556	2,323	1,799
Employee stock purchase plan	301	288	301
Total share-based compensation expense	$7,562	$7,292	$5,733
Income tax benefit	$(2,595)	$(2,439)	$(1,930)

As of December 31, 2013, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $6,468, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.6 years.

Non-qualified stock options – All options allow for the purchase of shares of common stock at prices equal to the stock's market value at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to seven years following the date of grant. Beginning one year after the grant date, in the case of qualified retirement, death or disability, options vest immediately and the period over which the options can be exercised is shortened. Beginning one year after the grant date, in the case of involuntary termination without cause, a pro-rata portion of the options vest immediately and the period over which the options can be exercised is shortened. For options granted prior to 2013, in the case of involuntary termination without cause, all options vest immediately and the period over which the options can be exercised is shortened. Employees forfeit unvested options when they voluntarily terminate their employment with the company, and they have up to three months to exercise vested options before they are canceled. In the case of involuntary termination with cause, the entire unexercised portion of the award is canceled. All options may vest immediately upon a change of control, as defined in the award agreement. The following weighted-average assumptions were used in the Black-Scholes option pricing model in determining the fair value of stock options granted:

	2013	2012	2011
Risk-free interest rate	0.7%	0.7%	2.0%
Dividend yield	2.6%	4.0%	3.9%
Expected volatility	50.5%	59.6%	58.6%
Weighted-average option life (in years)	4.3	4.3	4.3

The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock.

Each option is convertible into one share of common stock upon exercise. Information regarding options issued under the current and all previous plans was as follows:

	Number of options (in thousands)	Weighted-average exercise price per option	Aggregate intrinsic value	Weighted-average remaining contractual term (in years)
Outstanding, December 31, 2010	2,913	$22.60
Granted	598	25.56
Exercised	(383)	16.56
Forfeited or expired	(362)	28.87
Outstanding, December 31, 2011	2,766	23.26
Granted	671	25.16
Exercised	(989)	18.70
Forfeited or expired	(226)	32.13
Outstanding, December 31, 2012	2,222	24.96
Granted	465	38.74
Exercised	(912)	27.19
Forfeited or expired	(135)	30.03
Outstanding, December 31, 2013	1,640	27.22	$40,944	4.4

Exercisable at December 31, 2011	1,685	$25.18
Exercisable at December 31, 2012	1,134	25.68
Exercisable at December 31, 2013	759	22.09	$22,842	3.2

The weighted-average grant-date fair value of options granted was $13.02 per option for 2013, $9.03 per option for 2012 and $9.37 per option for 2011. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $13,614 for 2013, $9,719 for 2012 and $3,452 for 2011.

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

Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our restricted stock units was as follows:

	Number of units (in thousands)	Weighted-average grant date fair value per unit	Aggregate intrinsic value	Weighted-average remaining contractual term (in years)
Outstanding at December 31, 2010	86	$23.58
Granted	26	24.70
Vested	(5)	16.84
Forfeited	(6)	20.61
Outstanding at December 31, 2011	101	24.26
Granted	43	24.26
Vested	(16)	20.63
Forfeited	(5)	23.42
Outstanding at December 31, 2012	123	24.56
Granted	45	36.74
Vested	(11)	24.33
Forfeited	(7)	26.78
Outstanding at December 31, 2013	150	27.11	$7,851	3.8

Of the awards outstanding as of December 31, 2013, 26 restricted stock units with a value of $1,348 were included in accrued liabilities and other non-current liabilities in our consolidated balance sheet. As of December 31, 2013, these units had a fair value of $52.19 per unit and a weighted-average remaining contractual term of nine months.

The total fair value of restricted stock units that vested was $390 for 2013, $397 for 2012 and $132 for 2011. We made cash payments of $64 during 2013 and $135 during 2012 to settle share-based liabilities. We did not settle any share-based liabilities in cash during 2011.

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

Information regarding unvested restricted shares was as follows:

	Number of shares	Weighted-average grant date fair value per share
Unvested at December 31, 2010	182	$21.48
Granted	25	26.58
Vested	(166)	21.72
Forfeited	(1)	18.14
Unvested at December 31, 2011	40	23.71
Granted	37	23.63
Vested	(34)	23.44
Forfeited	(3)	25.37
Unvested at December 31, 2012	40	23.73
Granted	17	37.50
Vested	(33)	23.68
Forfeited	(3)	23.45
Unvested at December 31, 2013	21	35.24

The total fair value of restricted shares that vested was $1,233 for 2013, $826 for 2012 and $4,305 for 2011.

Employee stock purchase plan – During 2013, 51 shares were issued under this plan at prices of $31.27 and $34.86. During 2012, 72 shares were issued under this plan at prices of $21.73 and $24.07. During 2011, 85 shares were issued under this plan at prices of $20.78 and $20.01.

Note 11: Employee benefit plans

Profit sharing, 401(k) and defined contribution plans – We maintain a profit sharing plan and a plan established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. The plans cover a significant majority of our full-time employees, as well as some part-time employees. Employees are eligible to participate in the plans on the first day of the quarter following their first full year of service. We also provide cash bonus programs under which employees may receive cash bonus payments based on our operating performance. Previously, we also made contributions to a defined contribution pension plan. We discontinued these contributions for at least three years, effective with the 2011 plan year. As such, the contribution made to this plan in early 2011 for the 2010 plan year was the last contribution to this plan.

Contributions to the profit sharing plan, as well as the frozen defined contribution plan, are made solely by Deluxe and are remitted to the plans' respective trustees. Benefits provided by the plans are paid from accumulated funds of the trusts. Contributions to the profit sharing plan vary based on the company's performance. Under the 401(k) plan, employees under the age of 50 could contribute up to the lesser of $18 or 50% of eligible wages during 2013. Employees 50 years of age or older could make contributions of up to $23 during 2013. Beginning on the first day of the quarter following an employee's first full year of service, we match 100% of the first 1% of wages contributed by employees and 50% of the next 5% of wages contributed. All employee and employer contributions are remitted to the plans' respective trustees and benefits provided by the plans are paid from accumulated funds of the trusts. Payments made under the cash bonus programs vary based on the company's performance and are paid in cash directly to employees.

Employees are provided a broad range of investment options to choose from when investing their profit sharing, defined contribution and 401(k) plan funds. Investing in our common stock is not one of these options, although funds selected by employees may at times hold our common stock.

Expense recognized in the consolidated statements of income for these plans was as follows for the years ended December 31:

	2013	2012	2011
Profit sharing/cash bonus plans	$25,561	$33,007	$16,361
401(k) plan	7,004	6,680	6,226

Deferred compensation plan – We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to 100% of their base salary plus up to 50% of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on phantom investments elected by plan participants, which are similar to the investments available for funds previously contributed under our defined contribution pension plan. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in a lump-sum payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $3,266 as of December 31, 2013 and $2,719 as of December 31, 2012. These amounts are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies. These investments are included in long-term investments in the consolidated balance sheets and totaled $12,363 as of December 31, 2013 and $14,105 as of December 31, 2012.

Voluntary employee beneficiary association (VEBA) trust – We have formed a VEBA trust to fund employee and retiree medical costs and severance benefits. Contributions to the VEBA trust are tax deductible, subject to annual limitations contained in the Internal Revenue Code. VEBA assets consist of investments in cash equivalents. Total contributions to the VEBA trust were $25,700 in 2013, $34,070 in 2012 and $36,792 in 2011. Our liability for incurred but not reported medical claims exceeded the assets in the VEBA trust by $2,154 as of December 31, 2013 and $549 as of December 31, 2012. These amounts are included in accrued liabilities in the consolidated balance sheets.

Note 12: Postretirement benefits

We have historically provided certain health care benefits for a large number of retired U.S. employees. Employees hired prior to January 1, 2002 become eligible for benefits if they attain the appropriate years of service and age prior to retirement. Employees hired on January 1, 2002 or later are not eligible to participate in our retiree health care plan. In addition to our retiree health care plan, we also have a supplemental executive retirement plan (SERP) in the United States. The SERP is no longer an active plan. It is not adding new participants and all of the current participants are retired. The SERP has no plan assets, but our obligation is fully funded by investments in company-owned life insurance policies.

In December 2012, we made the decision to enroll in an Employee Group Waiver Plan (EGWP) beginning in January 2014. Participation in the EGWP will allow us to offer substantially the same postretirement benefits to eligible participants while increasing subsidy reimbursements. This decision reduced the benefit obligation for our postretirement benefit plan by approximately $15,600 as of December 31, 2012, which was reflected as an actuarial gain in accumulated other comprehensive loss in the consolidated balance sheets and is being amortized into postretirement benefit expense on the straight-line basis, with a remaining amortization period of 17 years.

In December 2012, we executed a plan amendment affecting certain of our plan participants. Effective January 1, 2014, our consumer-driven health plans for those over the age of 65 were modified to coordinate with an EGWP, and we modified the co-payment structure for prescription drug benefits for certain plan participants. The impact of this plan amendment was reflected in our December 31, 2012 plan measurement, and reduced the benefit obligation by $5,063. This amount is included in accumulated other comprehensive loss in the consolidated balance sheets and is being amortized into postretirement benefit expense on the straight-line basis over 17 years.

Obligations and funded status – The following tables summarize the change in benefit obligation, plan assets and funded status during 2013 and 2012:

	Postretirement benefit plan	Pension plan
Change in benefit obligation:
Benefit obligation, December 31, 2011	$146,125	$3,680
Interest cost	5,913	148
Net actuarial (gain) loss	(19,917)	368
Benefits paid from company funds	(10,679)	(324)
Plan amendment	(5,063)	—
Medicare Part D reimbursements	851	—
Benefit obligation, December 31, 2012	117,230	3,872
Interest cost	3,535	117
Net actuarial gain	(2,666)	(237)
Benefits paid from plan assets and company funds	(10,386)	(324)
Medicare Part D reimbursements	854	—
Benefit obligation, December 31, 2013	$108,567	$3,428

Change in plan assets:
Fair value of plan assets, December 31, 2011	$100,622	$—
Actual gain on plan assets	14,001	—
Company contributions	7,600	—
Fair value of plan assets, December 31, 2012	122,223	—
Actual gain on plan assets	18,886	—
Benefits paid	(7,561)	—
Fair value of plan assets, December 31, 2013	$133,548	$—

Funded status, December 31, 2012	$4,993	$(3,872)
Funded status, December 31, 2013	$24,981	$(3,428)

As of December 31, 2013 and 2012, the accumulated benefit obligation for the SERP equaled its projected benefit obligation.

A portion of our postretirement benefit plan assets can be used only to pay retiree medical benefits for employees who retired after 1986, which represented 83% of the total number of retirees receiving medical benefits as of December 31, 2013. The remainder of the plan assets have been designated for participants who retired prior to 1986, but only for post-2012 prescription drug benefits. All other retiree medical benefits are paid through the VEBA trust discussed in Note 11. The following shows the designation of our plan assets as of December 31:

	2013	2012
Retiree medical benefits for post-1986 retirees	$124,730	$114,037
Post-2012 prescription drug benefits for pre-1986 retirees	8,818	8,186
Fair value of plan assets	$133,548	$122,223

The funded status of our plans was recognized in the consolidated balance sheets as of December 31 as follows:

	Postretirement benefit plan		Pension plan
	2013	2012	2013	2012
Other non-current assets	$24,981	$4,993	$—	$—
Accrued liabilities	—	—	324	324
Other non-current liabilities	—	—	3,104	3,548

Amounts included in accumulated other comprehensive loss as of December 31 that have not been recognized as components of postretirement benefit expense were as follows:

	2013	2012
Unrecognized prior service credit	$21,284	$22,705
Unrecognized net actuarial loss	(70,350)	(88,548)
Tax effect	14,192	20,540
Amount recognized in accumulated other comprehensive loss, net of tax	$(34,874)	$(45,303)

The unrecognized prior service credit relates to our postretirement benefit plan and resulted from a 2003 curtailment and other plan amendments. These changes resulted in a reduction of the accumulated postretirement benefit obligation. This reduction was first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service credit. The prior service credit is being amortized on the straight-line basis over a weighted-average period of 21 years.

The unrecognized net actuarial loss resulted from experience different from that assumed and from changes in assumptions. Unrecognized actuarial gains and losses for our postretirement benefit plan are being amortized over the average remaining life expectancy of inactive plan participants, which is currently 17 years, as a large percentage of the plan participants are classified as inactive.

Amounts included in accumulated other comprehensive loss as of December 31, 2013 which we expect to recognize in postretirement benefit expense during 2014 are as follows:

Amounts expected to be expensed
Prior service credit	$(1,421)
Net actuarial loss	3,418
Total	$1,997

Postretirement benefit (income) expense – Postretirement benefit (income) expense for the years ended December 31 consisted of the following components:

	2013	2012	2011
Interest cost	$3,652	$6,061	$6,833
Expected return on plan assets	(8,030)	(7,803)	(7,851)
Amortization of prior service credit	(1,421)	(3,055)	(3,743)
Amortization of net actuarial losses	4,439	5,879	5,415
Net periodic benefit (income) expense	$(1,360)	$1,082	$654

Actuarial assumptions – In measuring benefit obligations as of December 31, the following discount rate assumptions were used:

	2013	2012
Discount rate	4.25%	3.15%

In measuring net periodic benefit (income) expense for the years ended December 31, the following assumptions were used:

	2013	2012	2011
Discount rate	3.15%	4.20%	4.90%
Expected return on plan assets	6.75%	7.25%	7.75%

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

In measuring benefit obligations as of December 31 for our postretirement benefit plan, the following assumptions for health care cost trend rates were used:

	2013		2012		2011
	Participants under age 65	Participants age 65 and older	Participants under age 65	Participants age 65 and older	All participants
Health care cost trend rate assumed for next year	7.75%	7.25%	8.00%	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020	2021	2020	2017

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost	$75	$(71)
Effect on benefit obligation	1,775	(1,664)

Plan assets – The allocation of plan assets by asset category as of December 31 was as follows:

	Postretirement benefit plan
	2013	2012
U.S. large capitalization equity securities	35%	34%
International equity securities	18%	19%
Mortgage-backed securities	12%	15%
Government debt securities	11%	14%
U.S. corporate debt securities	10%	11%
U.S. small and mid-capitalization equity securities	7%	7%
Other debt securities	7%	—%
Total	100%	100%

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

Information regarding fair value measurements of plan assets was as follows:

		Fair value measurements using
	Fair value as of December 31, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
U.S. large capitalization equity securities	$45,876	$3,033	$42,843	$—
International equity securities	24,269	23,397	872	—
Mortgage-backed securities	16,060	3,481	12,579	—
Government debt securities	14,946	12,916	2,030	—
U.S. corporate debt securities	13,287	5,210	8,077	—
U.S. small and mid-capitalization equity securities	9,646	9,470	176	—
Other debt securities	9,464	7,512	1,952	—
Total	$133,548	$65,019	$68,529	$—

		Fair value measurements using
	Fair value as of December 31, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
U.S. large capitalization equity securities	$40,805	$3,234	$37,571	$—
International equity securities	23,491	22,929	562	—
Mortgage-backed securities	17,871	5,322	12,549	—
Government debt securities	17,365	11,476	5,889	—
U.S. corporate debt securities	13,559	6,782	6,777	—
U.S. small and mid-capitalization equity securities	8,591	8,392	199	—
Other debt securities	541	158	383	—
Total	$122,223	$58,293	$63,930	$—

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

During 2013, we transferred $2,871 from Level 1 to Level 2 fair value measurements, primarily within the international equity securities category, as observable trading data from the securities became less frequent during 2013. In addition, we transferred $122 from Level 2 to Level 1 fair value measurements, primarily within the mortgage-backed securities category, as observable trading data became more frequent during 2013. Our policy is to recognize transfers between fair value categories as of the end of the reporting period.

Cash flows – While we are not contractually obligated to make contributions to the assets of our postretirement benefit plan, we made contributions of $7,600 to the plan during 2012. We made no contributions to plan assets during 2013.

We have fully funded the United States SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and totaled $6,914 as of December 31, 2013 and $6,950 as of December 31, 2012.

The following benefit payments are expected to be paid during the years indicated:

	Postretirement benefit plan	Pension plan
2014	$9,500	$320
2015	9,600	310
2016	9,500	300
2017	9,800	290
2018	9,600	280
2019 - 2023	40,900	1,240

Note 13: Debt and lease obligations

Debt – Debt outstanding was comprised of the following at December 31:

	2013	2012
5.125% senior, unsecured notes due October 1, 2014, net of discount(1)	$—	$256,770
7.0% senior notes due March 15, 2019	200,000	200,000
6.0% senior notes due November 15, 2020(2)	183,761	195,811
Long-term portion of capital lease obligations	1,354	—
Long-term portion of debt	385,115	652,581
5.125% senior, unsecured notes due October 1, 2014, net of discount(3)	255,026	—
Capital lease obligations due within one year	563	—
Total debt	$640,704	$652,581

(1) Includes increase due to cumulative change in fair value of hedged debt of $3,370 as of December 31, 2012.
(2) Includes decrease due to cumulative change in fair value of hedged debt of $16,239 as of December 31, 2013 and $4,189 as of December 31, 2012.
(3) Includes increase due to cumulative change in fair value of hedged debt of $1,569 as of December 31, 2013.

Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

All of our notes include covenants that place certain restrictions on the issuance of additional debt and limitations on certain liens. If our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined in such instruments, falls below two to one there would be additional limitations on our ability to issue additional debt. The notes due in 2020 and 2019 also include limitations on our ability to issue redeemable stock and preferred stock, make loans and investments, and consolidate, merge or sell all or substantially all of our assets. Absent certain defined events of default under our debt instruments, and as long as our ratio of EBITDA to interest expense, is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate. There are currently no limitations on the amount of dividends and share repurchases under the terms of our amended credit facility agreement executed in February 2014 (Note 18). However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to 1, there would be an annual limitation on the amount of dividends and share repurchases under the terms of the credit facility.

In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 17. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. We classify payments for early redemption premiums as financing activities in our consolidated statements of cash flows. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes which were due in June 2015. The fair value of the notes issued in November 2012 was $208,000 as of December 31, 2013, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 17. At any time prior to March 15, 2014, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 107% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $216,574 as of December 31, 2013, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During 2011, we retired $10,000 of these notes and during 2009, we retired $11,500 of these notes. As of December 31, 2013, the fair value of the $253,500 remaining notes outstanding was $259,559 based on quoted prices for identical liabilities when traded as assets. As discussed in Note 6, we have entered into interest rate swaps to hedge a portion of these notes.

Early debt extinguishment – During 2012, we retired $200,000 of long-term notes which were due in June 2015, realizing a pre-tax loss of $5,258. During 2011, we retired $10,000 of long-term notes due in October 2014 and $195,463 of long-term notes which were due in December 2012, realizing a pre-tax loss of $6,995.

Credit facility – As of December 31, 2013, we had a $200,000 credit facility, which was scheduled to expire in February 2017. Our commitment fee ranged from 0.20% to 0.45% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. In February 2014, we renegotiated our credit facility. Further information can be found in Note 18: Subsequent event.

No amounts were borrowed under our credit facility during 2013 or 2012. Daily average amounts outstanding under our credit facility during 2011 were as follows:

2011
Daily average amount outstanding	$21,655
Weighted-average interest rate	3.03%

No amounts were outstanding under our credit facility as of December 31, 2013 or December 31, 2012. As of December 31, 2013, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$200,000
Outstanding letters of credit(1)	(8,415)
Net available for borrowing as of December 31, 2013	$191,585

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

Lease obligations – As of December 31, 2013, we had capital lease obligations of $1,917 related to information technology hardware. The lease obligations will be paid through October 2017. The related assets are included in property, plant and equipment in the consolidated balance sheet as of December 31, 2013. Depreciation of the leased assets is included in depreciation expense in the 2013 consolidated statement of cash flows. A portion of the leased assets have not yet been placed in service. The balance of those assets placed in service as of December 31, 2013 was a cost basis of $700 and a net book value of $569.

In addition to capital leases, we also have operating leases on certain facilities and equipment. As of December 31, 2013, future minimum lease payments under our capital lease obligations and noncancelable operating leases with terms in excess of one year were as follows:

	Capital lease obligations	Operating lease obligations
2014	$663	$8,176
2015	596	7,012
2016	547	3,928
2017	178	182
2018	—	11
Total minimum lease payments	1,984	$19,309
Less portion representing interest	(67)
Present value of minimum lease payments	$1,917

The composition of rent expense for the years ended December 31 was as follows:

	2013	2012	2011
Minimum rentals	$11,855	$13,408	$10,068
Sublease rentals	—	(18)	(144)
Net rental expense	$11,855	$13,390	$9,924

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

Accruals for environmental matters were $8,294 as of December 31, 2013 and $8,446 as of December 31, 2012, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of income for environmental matters was $1,169 for 2013, $969 for 2012 and $353 for 2011.

As of December 31, 2013, $4,173 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $8,738 had been paid through December 31, 2013. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not significant as of December 31, 2013. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites. We do not anticipate significant net cash outlays for environmental matters within the next five years.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,560 as of December 31, 2013 and $4,471 as of December 31, 2012, is accounted for on a present value basis. The difference between the discounted and undiscounted workers' compensation liability was not significant as of December 31, 2013 and December 31, 2012. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not accounted for on a present value basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a present value basis. Our total liability for these medical and dental benefits totaled $3,322 as of December 31, 2013 and $3,872 as of December 31, 2012. The difference between the discounted and undiscounted medical and dental liability was $149 as of December 31, 2013 and $146 as of December 31, 2012.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 15: Shareholders’ equity

Common shares issued – In April 2013, we issued 193 shares to the previous owners of Banker's Dashboard, LLC, a company we acquired in April 2011. The purchase agreement for Banker's Dashboard required the accelerated issuance of these shares two years after the closing of the acquisition based on the retention of certain Banker's Dashboard employees. The fair value of the shares was recorded as a component of additional paid-in capital at the time of acquisition.

Common shares repurchased – We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 3,095 shares remained available for purchase under this authorization as of December 31, 2013. During 2013, we repurchased 1,162 shares for $48,798, during 2012 we repurchased 999 shares for $27,155 and during 2011 we repurchased 940 shares for $23,620.

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

Note 16: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Small Business Services promotes and sells products and services to small businesses via direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Financial Services' products and services are sold primarily through a direct sales force, which executes supply contracts with our financial institution clients nationwide, including banks, credit unions and financial services companies. Once the financial institution relationship is established, consumers may submit their check orders through their financial institution or over the phone or internet. Direct Checks sells products and services directly to consumers using direct response marketing, including print advertising and search engine marketing and optimization strategies. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. No single customer accounted for more than 10% of revenue in 2013, 2012 or 2011. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 43.2% of our Small Business Services segment's revenue in 2013.

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

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, apparel, greeting cards and business cards. Financial Services offers various customer acquisition programs, marketing communications services and rewards and loyalty programs. Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection and security services. In addition, our Small Business Services segment offers payroll services and health care enrollment solutions, and Financial Services provides financial institution profitability and risk management services.

The accounting policies of the segments are the same as those described in Note 1. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments. Depreciation and amortization expense related to corporate assets which was allocated to the segments was $37,893 in 2013, $40,729 in 2012 and $42,211 in 2011.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the years ended December 31:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2013	$1,050,250	$343,160	$191,414	$—	$1,584,824
customers:	2012	961,631	341,135	212,151	—	1,514,917
	2011	846,449	342,382	228,765	—	1,417,596
Operating income:	2013	175,888	82,343	59,683	—	317,914
	2012	160,363	77,728	63,937	—	302,028
	2011	145,219	59,804	66,035	—	271,058
Depreciation and amortization	2013	45,329	11,231	7,913	—	64,473
expense:	2012	44,408	12,059	9,185	—	65,652
	2011	44,706	13,009	15,628	—	73,343
Total assets:	2013	943,868	109,612	167,283	348,766	1,569,529
	2012	877,840	82,150	169,936	282,514	1,412,440
	2011	836,918	99,803	173,435	278,653	1,388,809
Capital asset purchases:	2013	—	—	—	37,459	37,459
	2012	—	—	—	35,193	35,193
	2011	—	—	—	35,506	35,506

Revenue by product and service category for the years ended December 31 was as follows:

	2013	2012	2011
Checks, including contract settlements	$884,605	$890,018	$871,731
Marketing solutions, including services(1)	248,401	205,683	150,973
Forms	200,560	200,379	195,905
Accessories and other products	156,653	139,000	126,949
Other services	94,605	79,837	72,038
Total revenue	$1,584,824	$1,514,917	$1,417,596

(1) Includes service revenue of $120,508 in 2013, $89,151 in 2012 and $65,138 in 2011.

The following information as of and for the years ended December 31 is based on the geographic locations of our subsidiaries:

	2013	2012	2011
Total revenue from external customers:
United States	$1,501,176	$1,427,593	$1,334,540
Foreign, primarily Canada	83,648	87,324	83,056
Total revenue	$1,584,824	$1,514,917	$1,417,596

Long-lived assets(1):
United States	$1,191,084	$1,131,525	$1,139,678
Foreign, primarily Canada	14,681	14,274	11,409
Total long-lived assets	$1,205,765	$1,145,799	$1,151,087

(1) Long-lived assets consist of total assets less current assets and long-term investments.

Note 17: Supplemental guarantor financial information

Our long-term notes due in 2019 and 2020 (Note 13), as well as obligations under our credit facility, are jointly and severally guaranteed on a full and unconditional basis, subject to the release provisions described herein, by certain 100%-owned subsidiaries. The subsidiary guarantees with respect to our long-term notes are subject to release upon the occurrence of certain events: the sale of all or substantially all of a subsidiary's assets, when the requirements for defeasance of the guaranteed securities have been satisfied, when the subsidiary is declared an unrestricted subsidiary, or upon satisfaction and discharge of the indenture.

The following condensed supplemental consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors. During 2013, additional subsidiaries were designated as guarantor entities. As such, the presentation of prior period information for the guarantor subsidiaries, the non-guarantor subsidiaries and eliminations was modified to reflect these entities as guarantors for all periods presented.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$71,972	$6,991	$45,229	$(3,103)	$121,089
Trade accounts receivable, net	—	70,317	17,732	—	88,049
Inventories and supplies	—	24,173	4,793	—	28,966
Deferred income taxes	2,698	4,198	50	—	6,946
Funds held for customers	—	—	42,425	—	42,425
Other current assets	8,266	20,118	3,454	—	31,838
Total current assets	82,936	125,797	113,683	(3,103)	319,313
Deferred income taxes	—	—	1,851	—	1,851
Long-term investments	35,155	9,296	—	—	44,451
Property, plant and equipment, net	—	93,472	7,871	—	101,343
Assets held for sale	—	4,046	21,405	—	25,451
Intangibles, net	—	151,361	2,215	—	153,576
Goodwill	—	820,898	1,879	—	822,777
Investments in consolidated subsidiaries	1,155,705	82,918	—	(1,238,623)	—
Intercompany receivable	—	39,192	1,373	(40,565)	—
Other non-current assets	8,077	92,461	229	—	100,767
Total assets	$1,281,873	$1,419,441	$150,506	$(1,282,291)	$1,569,529

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,831	$54,655	$8,109	$(3,103)	$71,492
Accrued liabilities	13,794	97,577	51,619	—	162,990
Long-term debt due within one year	255,589	—	—	—	255,589
Total current liabilities	281,214	152,232	59,728	(3,103)	490,071
Long-term debt	385,115	—	—	—	385,115
Deferred income taxes	2,821	79,993	—	—	82,814
Intercompany payable	40,565	—	—	(40,565)	—
Other non-current liabilities	21,701	31,511	7,860	—	61,072
Total shareholders' equity	550,457	1,155,705	82,918	(1,238,623)	550,457
Total liabilities and shareholders' equity	$1,281,873	$1,419,441	$150,506	$(1,282,291)	$1,569,529

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$14,862	$3,228	$31,346	$(4,001)	$45,435
Trade accounts receivable, net	—	59,334	11,053	—	70,387
Inventories and supplies	—	21,309	1,982	—	23,291
Deferred income taxes	1,649	5,993	45	—	7,687
Funds held for customers	—	—	43,140	—	43,140
Other current assets	8,342	14,773	6,688	—	29,803
Total current assets	24,853	104,637	94,254	(4,001)	219,743
Deferred income taxes	5,874	—	1,692	(5,904)	1,662
Long-term investments	37,665	9,233	—	—	46,898
Property, plant and equipment, net	—	96,258	7,931	—	104,189
Assets held for sale	—	970	—	—	970
Intangibles, net	—	149,322	1,395	—	150,717
Goodwill	—	787,624	2,012	—	789,636
Investments in consolidated subsidiaries	1,122,203	57,351	—	(1,179,554)	—
Intercompany receivable	—	86,572	—	(86,572)	—
Other non-current assets	12,361	84,990	1,274	—	98,625
Total assets	$1,202,956	$1,376,957	$108,558	$(1,276,031)	$1,412,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,147	$53,431	$3,530	$(4,001)	$65,107
Accrued liabilities	12,597	95,315	47,091	—	155,003
Total current liabilities	24,744	148,746	50,621	(4,001)	220,110
Long-term debt	652,581	—	—	—	652,581
Deferred income taxes	—	81,051	—	(5,904)	75,147
Intercompany payable	85,986	—	586	(86,572)	—
Other non-current liabilities	6,710	24,957	—	—	31,667
Total shareholders' equity	432,935	1,122,203	57,351	(1,179,554)	432,935
Total liabilities and shareholders' equity	$1,202,956	$1,376,957	$108,558	$(1,276,031)	$1,412,440

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,293,257	$76,454	$—	$1,369,711
Service revenue	9,042	188,767	34,962	(17,658)	215,113
Total revenue	9,042	1,482,024	111,416	(17,658)	1,584,824
Cost of products sold	—	(429,432)	(34,055)	—	(463,487)
Cost of services	(7,597)	(85,693)	(12,532)	8,193	(97,629)
Total cost of revenue	(7,597)	(515,125)	(46,587)	8,193	(561,116)
Gross profit	1,445	966,899	64,829	(9,465)	1,023,708
Operating expenses	—	(669,218)	(46,041)	9,465	(705,794)
Operating income	1,445	297,681	18,788	—	317,914
Interest expense	(38,236)	(8,442)	(3)	8,380	(38,301)
Other income	7,283	2,027	516	(8,380)	1,446
(Loss) income before income taxes	(29,508)	291,266	19,301	—	281,059
Income tax benefit (provision)	16,597	(105,812)	(5,192)	—	(94,407)
(Loss) income before equity in earnings of consolidated subsidiaries	(12,911)	185,454	14,109	—	186,652
Equity in earnings of consolidated subsidiaries	199,563	14,109	—	(213,672)	—
Net income	$186,652	$199,563	$14,109	$(213,672)	$186,652

Comprehensive income	$193,875	$205,595	$9,862	$(215,457)	$193,875

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,283,471	$62,458	$—	$1,345,929
Service revenue	8,902	150,758	26,625	(17,297)	168,988
Total revenue	8,902	1,434,229	89,083	(17,297)	1,514,917
Cost of products sold	—	(422,836)	(24,158)	—	(446,994)
Cost of services	(5,637)	(68,339)	(9,042)	5,637	(77,381)
Total cost of revenue	(5,637)	(491,175)	(33,200)	5,637	(524,375)
Gross profit	3,265	943,054	55,883	(11,660)	990,542
Operating expenses	—	(654,414)	(45,760)	11,660	(688,514)
Operating income	3,265	288,640	10,123	—	302,028
Loss on early debt extinguishment	(5,258)	—	—	—	(5,258)
Interest expense	(46,767)	(12,819)	(7)	12,746	(46,847)
Other income	11,721	(1,341)	3,196	(12,746)	830
(Loss) income before income taxes	(37,039)	274,480	13,312	—	250,753
Income tax benefit (provision)	19,690	(99,674)	(277)	—	(80,261)
(Loss) income before equity in earnings of consolidated subsidiaries	(17,349)	174,806	13,035	—	170,492
Equity in earnings of consolidated subsidiaries	187,841	13,035	—	(200,876)	—
Net income	$170,492	$187,841	$13,035	$(200,876)	$170,492

Comprehensive income	$189,246	$205,245	$13,704	$(218,949)	$189,246

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,219,745	$60,675	$—	$1,280,420
Service revenue	9,409	112,364	31,495	(16,092)	137,176
Total revenue	9,409	1,332,109	92,170	(16,092)	1,417,596
Cost of products sold	—	(412,558)	(23,005)	—	(435,563)
Cost of services	(9,323)	(49,424)	(9,031)	9,939	(57,839)
Total cost of revenue	(9,323)	(461,982)	(32,036)	9,939	(493,402)
Gross profit	86	870,127	60,134	(6,153)	924,194
Operating expenses	—	(616,044)	(43,245)	6,153	(653,136)
Operating income	86	254,083	16,889	—	271,058
Loss on early debt extinguishment	(6,995)	—	—	—	(6,995)
Interest expense	(47,629)	(9,749)	(2)	9,583	(47,797)
Other income (expense)	8,534	1,086	(219)	(9,583)	(182)
(Loss) income before income taxes	(46,004)	245,420	16,668	—	216,084
Income tax benefit (provision)	22,143	(88,811)	(4,821)	—	(71,489)
(Loss) income before equity in earnings of consolidated subsidiaries	(23,861)	156,609	11,847	—	144,595
Equity in earnings of consolidated subsidiaries	168,456	11,847	—	(180,303)	—
Net income	$144,595	$168,456	$11,847	$(180,303)	$144,595

Comprehensive income	$135,206	$157,596	$10,453	$(168,049)	$135,206

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(7,462)	$243,906	$24,160	$898	$261,502
Cash flows from investing activities:
Purchases of capital assets	—	(32,659)	(4,800)	—	(37,459)
Payments for acquisitions, net of cash acquired	—	(69,709)	—	—	(69,709)
Loans to distributors	—	(778)	—	—	(778)
Proceeds from company-owned life insurance policies	3,641	958	—	—	4,599
Other	1,181	1,104	12	—	2,297
Net cash provided (used) by investing activities	4,822	(101,084)	(4,788)	—	(101,050)
Cash flows from financing activities:
Payments on long-term debt, including costs of debt reacquisition	(224)	—	(1,331)	—	(1,555)
Payments for debt issue costs	(236)	—	—	—	(236)
Proceeds from issuing shares under employee plans	15,948	—	—	—	15,948
Excess tax benefit from share-based employee awards	3,055	—	—	—	3,055
Payments for common shares repurchased	(48,798)	—	—	—	(48,798)
Cash dividends paid to shareholders	(50,711)	—	—	—	(50,711)
Advances from (to) consolidated subsidiaries	140,716	(139,059)	(1,657)	—	—
Net cash provided (used) by financing activities	59,750	(139,059)	(2,988)	—	(82,297)
Effect of exchange rate change on cash	—	—	(2,501)	—	(2,501)
Net change in cash and cash equivalents	57,110	3,763	13,883	898	75,654
Cash and cash equivalents, beginning of year	14,862	3,228	31,346	(4,001)	45,435
Cash and cash equivalents, end of year	$71,972	$6,991	$45,229	$(3,103)	$121,089

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(10,325)	$244,091	$10,311	$—	$244,077
Cash flows from investing activities:
Purchases of capital assets	—	(31,561)	(3,632)	—	(35,193)
Payments for acquisitions, net of cash acquired	—	(34,172)	—	—	(34,172)
Loans to distributors	—	(3,227)	(60)	—	(3,287)
Proceeds from sale of facility	—	2,613	—	—	2,613
Other	379	1,162	(15)	—	1,526
Net cash provided (used) by investing activities	379	(65,185)	(3,707)	—	(68,513)
Cash flows from financing activities:
Payments on long-term debt, including costs of debt reacquisition	(288,938)	—	—	—	(288,938)
Proceeds from issuing long-term debt	200,000	—	—	—	200,000
Payments for debt issue costs	(4,504)	—	—	—	(4,504)
Change in book overdrafts	(2,426)	3,827	—	(4,001)	(2,600)
Proceeds from issuing shares under employee plans	12,320	—	—	—	12,320
Excess tax benefit from share-based employee awards	2,285	—	—	—	2,285
Payments for common shares repurchased	(27,155)	—	—	—	(27,155)
Cash dividends paid to shareholders	(50,918)	—	—	—	(50,918)
Advances from (to) consolidated subsidiaries	181,097	(181,166)	69	—	—
Net cash provided (used) by financing activities	21,761	(177,339)	69	(4,001)	(159,510)
Effect of exchange rate change on cash	—	—	694	—	694
Net change in cash and cash equivalents	11,815	1,567	7,367	(4,001)	16,748
Cash and cash equivalents, beginning of year	3,047	1,661	23,979	—	28,687
Cash and cash equivalents, end of year	$14,862	$3,228	$31,346	$(4,001)	$45,435

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Total
Net cash provided by operating activities	$2,567	$219,066	$13,734	$235,367
Cash flows from investing activities:
Purchases of capital assets	—	(33,748)	(1,758)	(35,506)
Payments for acquisitions, net of cash acquired	—	(85,641)	—	(85,641)
Payments on company-owned life insurance policies	—	(6,383)	—	(6,383)
Loans to distributors	—	(5,029)	(146)	(5,175)
Proceeds from sale of facility	—	699	—	699
Other	(342)	567	(4)	221
Net cash used by investing activities	(342)	(129,535)	(1,908)	(131,785)
Cash flows from financing activities:
Net payments on short-term debt	(7,000)	—	—	(7,000)
Payments on long-term debt, including costs of debt reacquisition	(215,030)	—	—	(215,030)
Proceeds from issuing long-term debt	200,000	—	—	200,000
Payments for debt issue costs	(3,513)	—	—	(3,513)
Change in book overdrafts	742	(878)	—	(136)
Proceeds from issuing shares under employee plans	7,671	—	—	7,671
Excess tax benefit from share-based employee awards	1,052	—	—	1,052
Payments for common shares repurchased	(23,620)	—	—	(23,620)
Cash dividends paid to shareholders	(51,126)	—	—	(51,126)
Advances from (to) consolidated subsidiaries	88,449	(87,801)	(648)	—
Net cash used by financing activities	(2,375)	(88,679)	(648)	(91,702)
Effect of exchange rate change on cash	—	—	(576)	(576)
Net change in cash and cash equivalents	(150)	852	10,602	11,304
Cash and cash equivalents, beginning of year	3,197	809	13,377	17,383
Cash and cash equivalents, end of year	$3,047	$1,661	$23,979	$28,687

Note 18: Subsequent event

In February 2014, we amended our credit facility agreement (Note 13). We increased the amount available for borrowing from $200,000 to $350,000, we extended the term from February 2017 to February 2019, and the commitment fee narrowed from a range of 0.20% to 0.45% to a range of 0.20% to 0.40%, based on our leverage ratio. There were no changes to the financial covenants regarding our leverage and interest coverage ratios.

DELUXE CORPORATION

SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)
(in thousands, except per share amounts)

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$387,553	$381,433	$398,080	$417,758
Gross profit	254,256	247,886	255,857	265,709
Net income	45,875	48,152	46,903	45,722
Earnings per share:
Basic	0.90	0.95	0.93	0.90
Diluted	0.89	0.94	0.92	0.90
Cash dividends per share	0.25	0.25	0.25	0.25

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$377,981	$371,014	$378,338	$387,584
Gross profit	250,494	243,420	246,648	249,980
Net income	44,079	42,262	41,503	42,648
Earnings per share:
Basic	0.86	0.83	0.81	0.83
Diluted	0.86	0.82	0.81	0.83
Cash dividends per share	0.25	0.25	0.25	0.25

Items affecting the comparability of quarterly results were as follows:

•	First quarter 2013 – net pre-tax restructuring charges of $1,449 related to our cost reduction initiatives.

•	Second quarter 2013 – net pre-tax restructuring charges of $1,051 related to our cost reduction initiatives.

•	Third quarter 2013 – net pre-tax restructuring charges of $3,079 related to our cost reduction initiatives.

•
Fourth quarter 2013 – net pre-tax restructuring charges of $5,327 related to our cost reduction initiatives and a $5,000 pre-tax asset impairment charge related to a Small Business Services customer relationship intangible asset.

•	First quarter 2012 – net pre-tax restructuring charges of $1,877 related to our cost reduction initiatives.

•	Second quarter 2012 – net pre-tax restructuring charges of $1,921 related to our cost reduction initiatives.

•
Third quarter 2012 – net pre-tax restructuring charges of $2,934 related to our cost reduction initiatives and a $1,097 reduction in income tax expense for discrete items, primarily adjustments to prior year state income tax returns.

•
Fourth quarter 2012 – pre-tax losses on early debt extinguishment of $5,258, net pre-tax restructuring charges of $4,002 related to our cost reduction initiatives, and a $1,731 reduction in income tax expense for discrete items, primarily adjustments to foreign deferred income taxes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures – As of the end of the period covered by this report (December 31, 2013), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on this assessment we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria. The attestation report on our internal control over financial reporting issued by PricewaterhouseCoopers LLP appears in Item 8 of this report.

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

The full text of our Code of Ethics and Business Conduct (Code of Ethics) is posted on our investor relations website, Deluxe.com/investor, under the “Investor Relations-Corporate Governance” caption. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website at the address and location specified above.

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

The following table provides information concerning all of our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	1,790,016	(1)	$24.93	(1)	8,192,537	(2)
Equity compensation plans not approved by shareholders	—		—		—
Total	1,790,016		$24.93		8,192,537

(1) Includes awards granted under our 2012 Long-Term Incentive Plan and our previous stock incentive plans. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 1,639,591 and restricted stock unit awards of 150,425. The restricted stock unit awards require no consideration upon vesting. Therefore, restricted stock units outstanding reduce the total weighted-average exercise price of outstanding options, warrants and rights presented in the table. The weighted-average exercise price excluding restricted stock units is $27.22.

(2) Includes 3,709,689 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of the total available for future issuance, 4,482,848 shares remain available for issuance under our 2012 Long-Term Incentive Plan. Under this plan, full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.23, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.23.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None of our directors or officers, nor any known person who beneficially owns, directly or indirectly, five percent of our common stock, nor any member of the immediate family of any of the foregoing persons has any material interest, direct or indirect, in any transaction since January 1, 2013 or in any presently proposed transaction which, in either case, has affected or will materially affect us. None of our directors or officers is indebted to us.

The sections of the proxy entitled “Board Structure and Governance-Board Oversight and Director Independence” and “Board Structure and Governance-Related Party Transaction Policy and Procedures” are incorporated by reference into this report.

Item 14.     Principal Accounting Fees and Services.

The sections of the proxy statement entitled “Fiscal Year 2013 Audit and Independent Registered Public Accounting Firm-Fees Paid to Independent Registered Public Accounting Firm” and “Fiscal Year 2013 Audit and Independent Registered Public Accounting Firm-Policy on Audit Committee Pre-Approval of Accounting Firm Fees and Services” are incorporated by reference into this report.

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
4.1
Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)

*
4.2
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

*
4.3
Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.4
Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.5
Indenture, dated as of March 15, 2011, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 7.00% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)

*
4.6
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

*
4.7
Indenture, dated as of November 27, 2012, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 6.000% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
4.8
Second Supplemental Indenture, dated as of June 28, 2013, among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*
4.9
Supplemental Indenture, dated as of June 28, 2013, among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*

Exhibit Number	Description	Method of Filing
4.10
Second Supplemental Indenture, dated as of September 25, 2013, among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
*
4.11
Third Supplemental Indenture, dated as of September 25, 2013, among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.16 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
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
10.7
Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**
*
10.8
Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**
*
10.9
Form of Severance Agreement entered into between us and the following executive officers: Anthony Scarfone, Terry Peterson, Pete Godich, Julie Loosbrock, Malcolm McRoberts, John Filby, Tracey Engelhardt, Michael Mathews and Amanda Brinkman (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**
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
*

Exhibit Number	Description	Method of Filing
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
*
10.15	Form of Agreement for Awards Payable in Restricted Stock Units (revised 12/08) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*
10.16	Form of Agreement for Awards Payable in Restricted Stock Units (revised 10/12) (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2012)**	*
10.17	Form of Non-Employee Director Restricted Stock Award Agreement (version 4/07) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)**	*
10.18	Form of Non-Qualified Stock Option Agreement (version 2/07) (incorporated by reference to exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*
10.19	Form of Non-Qualified Stock Option Agreement (version 2/09) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)**	*
10.20	Form of Non-Qualified Stock Option Agreement (version 10/12) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)**	*
10.21	Form of Cash Performance Award Agreement (version 2/10) (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2009)**	*
10.22
Omnibus Amendment No. 2 to Credit Agreement, Amendment No. 1 to Subsidiary Guaranty and Amendment No. 1 to Pledge and Security Agreement, dated as of February 21, 2014, by and among us, the institutions from time to time parties thereto as lenders, and JPMorgan Chase Bank, N.A. in its capacity as Administrative Agent for itself and the other lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 25, 2014)
*
10.23	Form of Performance Share Award Agreement (version 2/14)**	Filed herewith
10.24	Form of Employee Restricted Stock Award Agreement (version 2/14)**	Filed herewith
12.1	Statement re: Computation of Ratios	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney	Filed herewith

Exhibit Number	Description	Method of Filing
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements***
Filed herewith
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

DELUXE CORPORATION
Date: February 28, 2014	By: /s/ Lee Schram
Lee Schram, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

Signature	Title

By: /s/ Lee Schram	Chief Executive Officer
Lee Schram	(Principal Executive Officer)

By: /s/ Terry D. Peterson	Senior Vice President, Chief Financial Officer
Terry D. Peterson	(Principal Financial Officer)

By: /s/ Jeffrey J. Bata	Vice President, Controller and Chief Accounting Officer
Jeffrey J. Bata	(Principal Accounting Officer)

*
Ronald C. Baldwin	Director

*
Charles A. Haggerty	Director

*
Don J. McGrath	Director

*
Cheryl Mayberry McKissack	Director

*
Neil J, Metviner	Director

*
Stephen P. Nachtsheim	Director

*
Mary Ann O'Dwyer	Director

*
Thomas J. Reddin, Director	Director

*
Martyn R. Redgrave	Director

* By: /s/ Lee Schram
Lee Schram, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description
10.23	Form of Performance Share Award Agreement (version 2/14)**
10.24	Form of Employee Restricted Stock Award Agreement (version 2/14)**
12.1	Statement re: Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements