Form 10-Q
period 2014-03-31
DELUXE CORP
filed 2014-05-01
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 21, 2014 was 50,054,029.

PART I − FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$140,615	$121,089
Trade accounts receivable (net of allowances for uncollectible accounts of $3,984 and $3,861, respectively)	77,974	88,049
Inventories and supplies	29,334	28,966
Deferred income taxes	6,576	6,946
Funds held for customers	31,811	42,425
Other current assets	32,484	31,838
Total current assets	318,794	319,313
Deferred income taxes	1,781	1,851
Long-term investments (including $2,221 and $2,407 of investments at fair value, respectively)	44,700	44,451
Property, plant and equipment (net of accumulated depreciation of $363,098 and $360,926, respectively)	98,633	101,343
Assets held for sale	26,352	25,451
Intangibles (net of accumulated amortization of $357,119 and $346,086, respectively)	155,293	153,576
Goodwill	822,944	822,777
Other non-current assets	95,835	100,767
Total assets	$1,564,332	$1,569,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,353	$71,492
Accrued liabilities	149,052	162,990
Long-term debt due within one year	255,262	255,589
Total current liabilities	473,667	490,071
Long-term debt	387,942	385,115
Deferred income taxes	83,624	82,814
Other non-current liabilities	60,106	61,072
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2014 – 50,043; 2013 – 50,344)	50,043	50,344
Additional paid-in capital	—	22,596
Retained earnings	544,243	510,941
Accumulated other comprehensive loss	(35,293)	(33,424)
Total shareholders’ equity	558,993	550,457
Total liabilities and shareholders’ equity	$1,564,332	$1,569,529

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
Product revenue	$345,664	$339,875
Service revenue	61,291	47,678
Total revenue	406,955	387,553
Cost of products sold	(118,386)	(112,270)
Cost of services	(26,542)	(21,027)
Total cost of revenue	(144,928)	(133,297)
Gross profit	262,027	254,256
Selling, general and administrative expense	(177,931)	(175,152)
Net restructuring charges	(3,300)	(1,371)
Operating income	80,796	77,733
Interest expense	(9,567)	(9,479)
Other income	131	350
Income before income taxes	71,360	68,604
Income tax provision	(24,036)	(22,729)
Net income	$47,324	$45,875

Comprehensive income	$45,455	$45,250

Basic earnings per share	$0.94	$0.90
Diluted earnings per share	0.93	0.89
Cash dividends per share	0.25	0.25

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2013	50,344	$50,344	$22,596	$510,941	$(33,424)	$550,457
Net income	—	—	—	47,324	—	47,324
Cash dividends	—	—	—	(12,644)	—	(12,644)
Common shares issued	369	369	6,702	—	—	7,071
Tax impact of share-based awards	—	—	1,170	—	—	1,170
Common shares repurchased	(623)	(623)	(29,929)	(1,378)	—	(31,930)
Other common shares retired	(47)	(47)	(2,260)	—	—	(2,307)
Fair value of share-based compensation	—	—	1,721	—	—	1,721
Other comprehensive loss	—	—	—	—	(1,869)	(1,869)
Balance, March 31, 2014	50,043	$50,043	$—	$544,243	$(35,293)	$558,993

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$47,324	$45,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,241	4,556
Amortization of intangibles	12,024	11,343
Amortization of contract acquisition costs	4,261	4,102
Deferred income taxes	(594)	(144)
Employee share-based compensation expense	1,908	1,919
Other non-cash items, net	2,336	2,016
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	8,926	(5,605)
Inventories and supplies	(585)	(948)
Other current assets	(1,703)	(4,180)
Non-current assets	(860)	(3,520)
Accounts payable	(2,169)	(1,800)
Contract acquisition payments	(1,355)	(3,177)
Other accrued and non-current liabilities	(415)	1,031
Net cash provided by operating activities	73,339	51,468
Cash flows from investing activities:
Purchases of capital assets	(10,950)	(8,304)
Payments for acquisitions, net of cash acquired	(2,866)	(1,360)
Other	806	(173)
Net cash used by investing activities	(13,010)	(9,837)
Cash flows from financing activities:
Net payments on short-term debt	(125)	—
Payments on long-term debt	(203)	—
Payments for debt issue costs	(939)	(138)
Change in book overdrafts	—	55
Proceeds from issuing shares under employee plans	5,376	8,987
Excess tax benefit from share-based employee awards	1,401	915
Payments for common shares repurchased	(31,930)	(12,609)
Cash dividends paid to shareholders	(12,644)	(12,731)
Net cash used by financing activities	(39,064)	(15,521)

Effect of exchange rate change on cash	(1,739)	(804)

Net change in cash and cash equivalents	19,526	25,306
Cash and cash equivalents, beginning of year	121,089	45,435
Cash and cash equivalents, end of period	$140,615	$70,741

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of March 31, 2014, the consolidated statements of comprehensive income for the quarters ended March 31, 2014 and 2013, the consolidated statement of shareholders’ equity for the quarter ended March 31, 2014, and the consolidated statements of cash flows for the quarters ended March 31, 2014 and 2013 are unaudited. The consolidated balance sheet as of December 31, 2013 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

Note 2: New accounting pronouncements

On January 1, 2014, we adopted Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. Adoption of this standard resulted in an increase of $669 in non-current deferred income tax liabilities and a corresponding decrease in other non-current liabilities.

In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for us on January 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We are currently assessing the impact of this new standard on our consolidated financial statements.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

	March 31, 2014	December 31, 2013
Raw materials	$5,571	$5,426
Semi-finished goods	8,137	8,361
Finished goods	12,520	11,948
Supplies	3,106	3,231
Inventories and supplies	$29,334	$28,966

Available-for-sale securities – Available-for-sale securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	March 31, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market securities (cash equivalents)	$56,001	$—	$—	$56,001
Canadian and provincial government securities (funds held for customers)(1)	9,580	—	(240)	9,340
Canadian money market fund (other current assets)	1,974	—	—	1,974
Total available-for-sale securities	$67,555	$—	$(240)	$67,315

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2014, also included cash of $22,471.

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market securities (cash equivalents)	$70,001	$—	$—	$70,001
Funds held for customers:
Canadian and provincial government securities	9,901	—	(343)	9,558
Canadian guaranteed investment certificate	5,178	—	—	5,178
Available-for-sale securities (funds held for customers)(1)	15,079	—	(343)	14,736
Canadian money market fund (other current assets)	2,045	—	—	2,045
Total available-for-sale securities	$87,125	$—	$(343)	$86,782

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2013, also included cash of $27,689.

Expected maturities of available-for-sale securities as of March 31, 2014 were as follows:

Fair value
Due in one year or less	$57,975
Due in two to five years	4,913
Due in six to ten years	4,427
Total available-for-sale securities	$67,315

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

Assets held for sale – Assets held for sale consisted of the operations of small business distributors which we previously purchased. The assets consisted primarily of customer lists. We are actively marketing the assets and expect the selling prices will exceed the carrying values. Net assets held for sale consisted of the following:

	March 31, 2014	December 31, 2013	Balance sheet caption
Current assets	$216	$727	Other current assets
Intangibles	25,527	24,603	Assets held for sale
Other non-current assets	825	848	Assets held for sale
Accrued liabilities	(856)	(733)	Accrued liabilities
Non-current deferred income tax liabilities	(8,735)	(7,821)	Other non-current liabilities
Other non-current liabilities	(40)	(32)	Other non-current liabilities
Net assets held for sale	$16,937	$17,592

Intangibles – Intangibles were comprised of the following:

	March 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	352,135	(283,815)	68,320	339,995	(275,159)	64,836
Trade names	67,761	(34,568)	33,193	67,961	(33,642)	34,319
Customer lists/relationships	65,292	(32,817)	32,475	63,282	(31,606)	31,676
Other	8,124	(5,919)	2,205	9,324	(5,679)	3,645
Amortizable intangibles	493,312	(357,119)	136,193	480,562	(346,086)	134,476
Intangibles	$512,412	$(357,119)	$155,293	$499,662	$(346,086)	$153,576

Amortization of intangibles was $12,024 for the quarter ended March 31, 2014 and $11,343 for the quarter ended March 31, 2013. Based on the intangibles in service as of March 31, 2014, estimated future amortization expense is as follows:

Estimated amortization expense
Remainder of 2014	$30,661
2015	32,825
2016	20,804
2017	10,918
2018	7,525

We acquire internal-use software in the normal course of business. We also acquire internal-use software and other intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the quarter ended March 31, 2014:

	Amount	Weighted-average amortization period (in years)
Internal-use software	$12,218	4
Customer lists/relationships	2,891	9
Acquired intangibles	$15,109	5

Goodwill – Changes in goodwill during the quarter ended March 31, 2014 were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2013:
Goodwill, gross	$652,554	$41,717	$148,506	$842,777
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	632,554	41,717	148,506	822,777
Adjustment for acquisition of Destination Rewards, Inc. (Note 6)	—	(1,375)	—	(1,375)
Acquisition of NetClime, Inc. (Note 6)	1,615	—	—	1,615
Currency translation adjustment	(73)	—	—	(73)
Balance, March 31, 2014:
Goodwill, gross	654,096	40,342	148,506	842,944
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$634,096	$40,342	$148,506	$822,944

Other non-current assets – Other non-current assets were comprised of the following:

	March 31, 2014	December 31, 2013
Contract acquisition costs	$31,475	$35,421
Postretirement benefit plan asset	26,251	24,981
Loans and notes receivable from distributors	15,610	16,162
Deferred advertising costs	9,815	10,447
Other	12,684	13,756
Other non-current assets	$95,835	$100,767

Changes in contract acquisition costs during the quarters ended March 31, 2014 and 2013 were as follows:

	Quarter Ended March 31,
	2014	2013
Balance, beginning of year	$35,421	$43,036
Additions(1)	425	4,269
Amortization	(4,261)	(4,102)
Other	(110)	(133)
Balance, end of period	$31,475	$43,070

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $1,355 for the quarter ended March 31, 2014 and $3,177 for the quarter ended March 31, 2013.

Accrued liabilities – Accrued liabilities were comprised of the following:

	March 31, 2014	December 31, 2013
Funds held for customers	$31,068	$41,810
Income taxes	21,346	3,677
Customer rebates	18,456	21,623
Deferred revenue	16,253	16,897
Interest	11,618	8,869
Employee profit sharing/cash bonus	8,354	29,544
Restructuring due within one year (Note 9)	4,100	5,609
Contract acquisition costs due within one year	2,840	3,880
Other	35,017	31,081
Accrued liabilities	$149,052	$162,990

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
	2014	2013
Earnings per share – basic:
Net income	$47,324	$45,875
Income allocated to participating securities	(200)	(330)
Income available to common shareholders	$47,124	$45,545
Weighted-average shares outstanding	50,228	50,707
Earnings per share – basic	$0.94	$0.90

Earnings per share – diluted:
Net income	$47,324	$45,875
Income allocated to participating securities	(198)	(328)
Re-measurement of share-based awards classified as liabilities	(8)	153
Income available to common shareholders	$47,118	$45,700
Weighted-average shares outstanding	50,228	50,707
Dilutive impact of potential common shares	456	465
Weighted-average shares and potential common shares outstanding	50,684	51,172
Earnings per share – diluted	$0.93	$0.89

Antidilutive options excluded from calculation	281	412

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
	2014	2013
Amortization of loss on interest rate locks(1)	(429)	(412)	Interest expense
Tax benefit	168	152	Income tax provision
Amortization of loss on interest rate locks, net of tax	(261)	(260)	Net income
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	(2)
Net actuarial loss	(854)	(1,110)	(2)
Total amortization	(499)	(755)	(2)
Tax benefit	140	229	(2)
Amortization of postretirement benefit plan items, net of tax	(359)	(526)	(2)
Total reclassifications, net of tax	$(620)	$(786)

(1) Relates to interest rate locks executed in 2004. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.
(2) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit income. Additional details can be found in Note 10: Postretirement benefits.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss were as follows:

	Postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized loss on marketable securities, net of tax(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2013	$(34,874)	$(781)	$(276)	$2,507	$(33,424)
Other comprehensive income (loss) before reclassifications	—	—	68	(2,557)	(2,489)
Amounts reclassified from accumulated other comprehensive loss	359	261	—	—	620
Net current-period other comprehensive income (loss)	359	261	68	(2,557)	(1,869)
Balance, March 31, 2014	$(34,515)	$(520)	$(208)	$(50)	$(35,293)

(1) Relates to interest rate locks executed in 2004. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.
(2) Other comprehensive income before reclassifications is net of income tax expense of $24.

Note 6: Acquisitions

During the quarter ended March 31, 2014, we made the following payments, net of cash acquired, for business acquisitions:

Payments for acquisitions, net of cash acquired
NetClime, Inc.	$1,988
Small business distributors	628
Other	250
Payments for acquisitions, net of cash acquired	$2,866

In January 2014, we acquired all of the outstanding capital stock of NetClime, Inc., a provider of website development software. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $1,615. The acquisition resulted in goodwill as we expect to drive future revenue as we incorporate NetClime's software solution into our technology platform and the marketing solutions services we offer our customers. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the quarter ended March 31, 2014. The results of operations of this business from its acquisition date are included in our Small Business Services segment. Intangible assets acquired consisted primarily of internal-use software with an aggregate value of $1,050 and a useful life of 4 years, which is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair value of the internal-use software can be found in Note 8.

In December 2013, we acquired substantially all of the assets of Destination Rewards, Inc., a rewards and loyalty program provider. During the first quarter of 2014, we adjusted the valuation of the intangibles acquired, and we finalized the determination of the intangible useful lives, resulting in tax-deductible goodwill of $11,705. This is a decrease of $1,375 from the amount of goodwill as of December 31, 2013. We expect to finalize the allocation of the purchase price during the second quarter of 2014, as we finalize the valuation of an acquired liability. The acquisition resulted in goodwill as we plan to offer Destination Rewards to our clients as a key component of our marketing solutions product set. The acquired intangible assets consisted primarily of customer relationships of $4,400 with a useful life of 10 years, internal-use software with an aggregate value of $4,100 and a weighted-average useful life of 4 years and supplier relationships of $1,100 with a useful life of 5 years. All of the intangibles are being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 8.

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

Information regarding interest rate swaps as of March 31, 2014 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$1,712	$1,073	Other current assets
Fair value hedge related to long-term debt due in 2020	200,000	(13,751)	(13,751)	Other non-current liabilities
Total fair value hedges	$398,000	$(12,039)	$(12,678)

Information regarding interest rate swaps as of December 31, 2013 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$2,158	$1,569	Other current assets
Fair value hedge related to long-term debt due in 2020	200,000	(16,239)	(16,239)	Other non-current liabilities
Total fair value hedges	$398,000	$(14,081)	$(14,670)

Note 8: Fair value measurements

2014 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during the first quarter of 2014 were comprised primarily of internal-use software associated with the acquisition of NetClime, Inc. (Note 6). The fair value of the acquired internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on data provided by NetClime. The calculated fair value of the acquired internal-use software was $1,050.

During the first quarter of 2014, we finalized the valuation of the intangible assets acquired in the acquisition of Destination Rewards, Inc. in December 2013 (Note 6). The acquired intangibles consisted primarily of customer relationships, internal-use software and supplier relationships. The fair value of the customer relationships was estimated using the multi-period excess earnings method. Assumptions used in this calculation included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The fair value of the acquired customer relationships was $4,400. The fair value of the acquired internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated using estimated time and labor rates derived from our historical data from previous upgrades of a similar size and nature. The fair value of the acquired internal-use software was $4,100. The fair value of the supplier relationships was estimated by comparing the forecasted gross margin with the supplier relationships in place compared to the forecasted gross margin without the supplier relationships. The fair value of the acquired supplier relationships was $1,100.

Recurring fair value measurements – Cash and cash equivalents as of March 31, 2014 and December 31, 2013 included available-for-sale marketable securities (Note 3). These securities consisted of investments in money market funds which are traded in active markets. As such, the fair value of the securities is determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters ended March 31, 2014 or 2013.

Funds held for customers included available-for-sale marketable securities (Note 3). These securities consisted of a mutual fund investment which invests in Canadian and provincial government securities, and as of December 31, 2013, an investment in a six-month Canadian guaranteed investment certificate (GIC) which matured in February 2014. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC approximated cost due to its relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters ended March 31, 2014 or 2013.

Other current assets included available-for-sale marketable securities (Note 3). These securities consisted of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters ended March 31, 2014 or 2013.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. During the quarters ended March 31, 2014 and 2013, net realized gains were not significant. We recognized net unrealized losses of $149 during the quarter ended March 31, 2014, while net unrealized gains recognized during the quarter ended March 31, 2013 were not significant.

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

	Quarter Ended March 31,
	2014	2013
Gain (loss) from derivatives	$2,042	$(2,646)
(Loss) gain from change in fair value of hedged debt	(1,992)	2,684
Net decrease in interest expense	$50	$38

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of March 31, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$56,001	$56,001	$—	$—
Available-for-sale marketable securities (funds held for customers)	9,340	—	9,340	—
Available-for-sale marketable securities (other current assets)	1,974	—	1,974	—
Long-term investment in mutual funds	2,221	2,221	—	—
Derivative assets	1,712	—	1,712	—
Derivative liabilities	(13,751)	—	(13,751)	—

		Fair value measurements using
	Fair value as of December 31, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$70,001	$70,001	$—	$—
Available-for-sale marketable securities (funds held for customers)	14,736	—	14,736	—
Available-for-sale marketable securities (other current assets)	2,045	—	2,045	—
Long-term investment in mutual funds	2,407	2,407	—	—
Derivative assets	2,158	—	2,158	—
Derivative liabilities	(16,239)	—	(16,239)	—

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the quarter ended March 31, 2014.

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

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	March 31, 2014		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$84,614	$84,614	$84,614	$—	$—
Cash (funds held for customers)	22,471	22,471	22,471	—	—
Loans and notes receivable from distributors	17,504	16,806	—	—	16,806
Long-term debt, including portion due within one year(1)	640,793	683,986	683,986	—	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2013		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$51,088	$51,088	$51,088	$—	$—
Cash (funds held for customers)	27,689	27,689	27,689	—	—
Loans and notes receivable from distributors	18,047	17,051	—	—	17,051
Long-term debt, including portion due within one year(1)	638,787	684,133	684,133	—	—

(1) Amounts exclude capital lease obligations.

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended March 31,
	2014	2013
Severance accruals	$1,545	$990
Severance reversals	(310)	(299)
Operating lease obligation reversal	—	(157)
Net restructuring accruals	1,235	534
Other costs	2,297	915
Net restructuring charges	$3,532	$1,449

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
	2014	2013
Total cost of revenue	$232	$78
Operating expenses	3,300	1,371
Net restructuring charges	$3,532	$1,449

2014 restructuring charges – During the quarter ended March 31, 2014, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. The restructuring accruals included severance benefits for approximately 40 employees. These charges were reduced by the reversal of restructuring accruals recorded in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

2013 restructuring charges – During the quarter ended March 31, 2013, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs. The restructuring accruals included severance benefits for approximately 20 employees. These charges were reduced by the reversal of restructuring accruals recorded in previous years, as fewer employees received severance benefits than originally estimated and we entered into a sub-lease agreement related to an operating lease obligation. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $4,100 as of March 31, 2014 are reflected in the consolidated balance sheet in accrued liabilities. Restructuring accruals of $5,638 as of December 31, 2013 are reflected in the consolidated balance sheet as accrued liabilities of $5,609 and other non-current liabilities of $29. The majority of the employee reductions are expected to be completed by mid-2014, and we expect most of the related severance payments to be paid by the end of 2014, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through February 2015. As of March 31, 2014, approximately 60 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

Accruals for our restructuring initiatives, summarized by year, were as follows:

	2012 initiatives	2013 initiatives	2014 initiatives	Total
Balance, December 31, 2013	$409	$5,229	$—	$5,638
Restructuring charges	21	89	1,435	1,545
Restructuring reversals	(3)	(307)	—	(310)
Payments	(224)	(2,454)	(95)	(2,773)
Balance, March 31, 2014	$203	$2,557	$1,340	$4,100
Cumulative amounts:
Restructuring charges	$8,012	$7,468	$1,435	$16,915
Restructuring reversals	(1,354)	(444)	—	(1,798)
Payments	(6,455)	(4,467)	(95)	(11,017)
Balance, March 31, 2014	$203	$2,557	$1,340	$4,100

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2013	$1,624	$1,991	$365	$1,508	$150	$—	$5,638
Restructuring charges	943	—	—	602	—	—	1,545
Restructuring reversals	(222)	(50)	(6)	(32)	—	—	(310)
Payments	(1,012)	(895)	(200)	(636)	(30)	—	(2,773)
Balance, March 31, 2014	$1,333	$1,046	$159	$1,442	$120	$—	$4,100
Cumulative amounts(1):
Restructuring charges	$5,820	$3,888	$549	$6,046	$442	$170	$16,915
Restructuring reversals	(663)	(319)	(28)	(631)	(157)	—	(1,798)
Inter-segment transfer	—	—	(25)	25	—	—	—
Payments	(3,824)	(2,523)	(337)	(3,998)	(165)	(170)	(11,017)
Balance, March 31, 2014	$1,333	$1,046	$159	$1,442	$120	$—	$4,100

(1) Includes accruals related to our cost reduction initiatives for 2012 through 2014.

Note 10: Postretirement benefits

We have historically provided certain health care benefits for a large number of retired U.S. employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended March 31,
	2014	2013
Interest cost	$1,138	$913
Expected return on plan assets	(2,183)	(2,008)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	854	1,110
Net periodic benefit income	$(546)	$(340)

Note 11: Debt

Debt outstanding was comprised of the following:

	March 31, 2014	December 31, 2013
7.0% senior notes due March 15, 2019	$200,000	$200,000
6.0% senior notes due November 15, 2020(1)	186,249	183,761
Long-term portion of capital lease obligations	1,693	1,354
Long-term portion of debt	387,942	385,115
5.125% senior, unsecured notes due October 1, 2014, net of discount(2)	254,544	255,026
Capital lease obligations due within one year	718	563
Total debt	$643,204	$640,704

(1) Includes decrease due to cumulative change in fair value of hedged debt of $13,751 as of March 31, 2014 and $16,239 as of December 31, 2013.
(2) Includes increase due to cumulative change in fair value of hedged debt of $1,073 as of March 31, 2014 and $1,569 as of December 31, 2013.

Discounts from par value are being amortized ratably as increases to interest expense over the term of the related debt.

All of our notes include covenants that place certain restrictions on the issuance of additional debt and limitations on certain liens. If our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined in such instruments, falls below two to one, there would be additional limitations on our ability to issue additional debt. The notes due in 2020 and 2019 also include limitations on our ability to issue redeemable stock and preferred stock, make loans and investments, and consolidate, merge or sell all or substantially all of our assets. Absent certain defined events of default under our debt instruments, and as long as our ratio of EBITDA to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate. There are currently no limitations on the amount of dividends and share repurchases under the terms of our amended credit facility agreement executed in February 2014. However, if our leverage ratio, defined in the agreement as total debt less unrestricted cash to EBITDA, should exceed 2.75 to one, there would be an annual limitation on the amount of dividends and share repurchases under the terms of the credit facility.

In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes which were due in June 2015. The fair value of the notes issued in November 2012 was $208,706 as of March 31, 2014, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to March 15, 2015, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $217,772 as of March 31, 2014, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During 2011, we retired $10,000 of these notes and during 2009, we retired $11,500 of these notes. As of March 31, 2014, the fair value of the $253,500 remaining notes outstanding was $257,508, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge a portion of these notes.

We had capital lease obligations of $2,411 as of March 31, 2014 and $1,917 as of December 31, 2013 related to information technology hardware. The lease obligations will be paid through January 2018. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

As of December 31, 2013, we had a $200,000 credit facility which was scheduled to expire in February 2017. In February 2014, we modified the terms of this credit facility, increasing the amount available for borrowing to $350,000 and extending the term to February 2019. Our commitment fee under the amended agreement ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. No amounts were outstanding under our credit facility during the quarter ended March 31, 2014 or during 2013. As of March 31, 2014, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$350,000
Outstanding letters of credit(1)	(8,915)
Net available for borrowing as of March 31, 2014	$341,085
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

Accruals for environmental matters were $8,312 as of March 31, 2014 and $8,294 as of December 31, 2013, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in the consolidated statements of comprehensive income for environmental matters was $269 for the quarter ended March 31, 2014 and $447 for the quarter ended March 31, 2013.

As of March 31, 2014, $3,953 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $8,958 had been paid through March 31, 2014. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of March 31, 2014. We do not anticipate significant net cash outlays for environmental matters in 2014. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,777 as of March 31, 2014 and $4,560 as of December 31, 2013, is accounted for on a discounted basis. The difference between the discounted and undiscounted workers' compensation liability was not significant as of March 31, 2014 or December 31, 2013. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not recorded on a discounted basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a discounted basis. Our total liability for these medical and dental benefits totaled $3,300 as of March 31, 2014 and $3,322 as of December 31, 2013. The difference between the discounted and undiscounted medical and dental liability was $149 as of March 31, 2014 and December 31, 2013.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 13: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 2,473 shares remained available for purchase under this authorization as of March 31, 2014. During the quarter ended March 31, 2014, we repurchased 623 shares for $31,930.

Note 14: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Small Business Services promotes and sells products and services to small businesses via direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard distributors. a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Financial Services' products and services are sold primarily through a direct sales force, which executes supply contracts with our financial institution clients nationwide, including banks, credit unions and financial services companies. Once the financial institution relationship is established, consumers may submit their check orders through their financial institution or over the phone or internet. Direct Checks sells products and services directly to consumers using direct response marketing, including print advertising and search engine marketing and optimization strategies. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

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

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, apparel, greeting cards and business cards. Financial Services offers various customer acquisition programs, marketing communications services, and rewards and loyalty programs. Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection and security services. In addition, our Small Business Services segment offers payroll services and health care enrollment solutions, and Financial Services provides financial institution profitability and risk management services.

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2013 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the quarters ended March 31, 2014 and 2013:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2014	$269,843	$89,113	$47,999	$—	$406,955
customers:	2013	248,318	87,131	52,104	—	387,553
Operating income:	2014	43,591	21,629	15,576	—	80,796
	2013	38,597	22,937	16,199	—	77,733
Depreciation and amortization	2014	11,346	3,202	1,717	—	16,265
expense:	2013	11,223	2,695	1,981	—	15,899
Total assets:	2014	930,020	101,865	166,501	365,946	1,564,332
	2013	873,017	90,840	168,985	308,968	1,441,810
Capital asset purchases:	2014	—	—	—	10,950	10,950
	2013	—	—	—	8,304	8,304

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

The following condensed supplemental consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors. During the third quarter of 2013, additional subsidiaries were designated as guarantor entities. As such, the presentation of prior period information for the guarantor subsidiaries, the non-guarantor subsidiaries and eliminations was modified to reflect these entities as guarantors for all periods presented.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	March 31, 2014
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$82,204	$13,839	$45,013	$(441)	$140,615
Trade accounts receivable, net	—	63,646	14,328	—	77,974
Inventories and supplies	—	24,714	4,620	—	29,334
Deferred income taxes	3,739	2,812	25	—	6,576
Funds held for customers	—	—	31,811	—	31,811
Other current assets	10,857	18,066	3,561	—	32,484
Total current assets	96,800	123,077	99,358	(441)	318,794
Deferred income taxes	—	—	1,781	—	1,781
Long-term investments	37,432	7,268	—	—	44,700
Property, plant and equipment, net	5,269	85,878	7,486	—	98,633
Assets held for sale	—	4,035	22,317	—	26,352
Intangibles, net	124	152,981	2,188	—	155,293
Goodwill	—	821,138	1,806	—	822,944
Investments in consolidated subsidiaries	1,206,177	83,414	—	(1,289,591)	—
Intercompany receivable	—	69,158	—	(69,158)	—
Other non-current assets	11,988	83,326	521	—	95,835
Total assets	$1,357,790	$1,430,275	$135,457	$(1,359,190)	$1,564,332

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,072	$53,068	$4,654	$(441)	$69,353
Accrued liabilities	42,606	68,610	37,836	—	149,052
Long-term debt due within one year	255,262	—	—	—	255,262
Total current liabilities	309,940	121,678	42,490	(441)	473,667
Long-term debt	387,942	—	—	—	387,942
Deferred income taxes	1,403	82,221	—	—	83,624
Intercompany payable	68,387	—	771	(69,158)	—
Other non-current liabilities	31,125	20,199	8,782	—	60,106
Total shareholders' equity	558,993	1,206,177	83,414	(1,289,591)	558,993
Total liabilities and shareholders' equity	$1,357,790	$1,430,275	$135,457	$(1,359,190)	$1,564,332

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

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

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended March 31, 2014
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$322,649	$23,015	$—	$345,664
Service revenue	21,570	55,532	8,061	(23,872)	61,291
Total revenue	21,570	378,181	31,076	(23,872)	406,955
Cost of products sold	—	(106,666)	(11,720)	—	(118,386)
Cost of services	(24,051)	(24,431)	(3,076)	25,016	(26,542)
Total cost of revenue	(24,051)	(131,097)	(14,796)	25,016	(144,928)
Gross profit	(2,481)	247,084	16,280	1,144	262,027
Operating expenses	—	(167,766)	(12,321)	(1,144)	(181,231)
Operating (loss) income	(2,481)	79,318	3,959	—	80,796
Interest expense	(9,466)	(3,422)	—	3,321	(9,567)
Other income	2,603	672	177	(3,321)	131
(Loss) income before income taxes	(9,344)	76,568	4,136	—	71,360
Income tax benefit (provision)	3,706	(26,554)	(1,188)	—	(24,036)
(Loss) income before equity in earnings of consolidated subsidiaries	(5,638)	50,014	2,948	—	47,324
Equity in earnings of consolidated subsidiaries	52,962	2,948	—	(55,910)	—
Net income	$47,324	$52,962	$2,948	$(55,910)	$47,324

Comprehensive income	$45,455	$50,795	$459	$(51,254)	$45,455

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended March 31, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$325,890	$13,985	$—	$339,875
Service revenue	2,175	42,594	6,728	(3,819)	47,678
Total revenue	2,175	368,484	20,713	(3,819)	387,553
Cost of products sold	—	(107,092)	(5,178)	—	(112,270)
Cost of services	(1,338)	(19,016)	(2,209)	1,536	(21,027)
Total cost of revenue	(1,338)	(126,108)	(7,387)	1,536	(133,297)
Gross profit	837	242,376	13,326	(2,283)	254,256
Operating expenses	—	(168,560)	(10,246)	2,283	(176,523)
Operating income	837	73,816	3,080	—	77,733
Interest expense	(9,468)	(1,843)	—	1,832	(9,479)
Other income (expense)	1,721	(289)	750	(1,832)	350
(Loss) income before income taxes	(6,910)	71,684	3,830	—	68,604
Income tax benefit (provision)	3,649	(25,233)	(1,145)	—	(22,729)
(Loss) income before equity in earnings of consolidated subsidiaries	(3,261)	46,451	2,685	—	45,875
Equity in earnings of consolidated subsidiaries	49,136	2,685	—	(51,821)	—
Net income	$45,875	$49,136	$2,685	$(51,821)	$45,875

Comprehensive income	$45,250	$48,244	$1,274	$(49,518)	$45,250

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Quarter Ended March 31, 2014
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash provided by operating activities	$19,972	$50,290	$415	$2,662	$73,339

Cash flows from investing activities:
Purchases of capital assets	(92)	(10,058)	(800)	—	(10,950)
Payments for acquisitions, net of cash acquired	—	(2,866)	—	—	(2,866)
Other	226	577	3	—	806
Net cash provided (used) by investing activities	134	(12,347)	(797)	—	(13,010)
Cash flows from financing activities:
Net payments on short-term debt	—	(125)	—	—	(125)
Payments on long-term debt	(183)	(20)	—	—	(203)
Payments for debt issue costs	(939)	—	—	—	(939)
Proceeds from issuing shares under employee plans	5,376	—	—	—	5,376
Excess tax benefit from share-based employee awards	1,401	—	—	—	1,401
Payments for common shares repurchased	(31,930)	—	—	—	(31,930)
Cash dividends paid to shareholders	(12,644)	—	—	—	(12,644)
Advances from (to) consolidated subsidiaries	29,045	(30,950)	1,905	—	—
Net cash (used) provided by financing activities	(9,874)	(31,095)	1,905	—	(39,064)

Effect of exchange rate change on cash	—	—	(1,739)	—	(1,739)

Net change in cash and cash equivalents	10,232	6,848	(216)	2,662	19,526
Cash and cash equivalents, beginning of year	71,972	6,991	45,229	(3,103)	121,089
Cash and cash equivalents, end of period	$82,204	$13,839	$45,013	$(441)	$140,615

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Quarter Ended March 31, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash provided by operating activities	$13,340	$34,143	$3,985	$—	$51,468

Cash flows from investing activities:
Purchases of capital assets	—	(7,996)	(308)	—	(8,304)
Payments for acquisitions, net of cash acquired	—	(1,360)	—	—	(1,360)
Other	(80)	(96)	3	—	(173)
Net cash used by investing activities	(80)	(9,452)	(305)	—	(9,837)
Cash flows from financing activities:
Payments for debt issue costs	(138)	—	—	—	(138)
Change in book overdrafts	25	(2,302)	—	2,332	55
Proceeds from issuing shares under employee plans	8,987	—	—	—	8,987
Excess tax benefit from share-based employee awards	915	—	—	—	915
Payments for common shares repurchased	(12,609)	—	—	—	(12,609)
Cash dividends paid to shareholders	(12,731)	—	—	—	(12,731)
Advances from (to) consolidated subsidiaries	25,013	(24,290)	(723)	—	—
Net cash provided (used) by financing activities	9,462	(26,592)	(723)	2,332	(15,521)

Effect of exchange rate change on cash	—	—	(804)	—	(804)

Net change in cash and cash equivalents	22,722	(1,901)	2,153	2,332	25,306
Cash and cash equivalents, beginning of year	14,862	3,228	31,346	(4,001)	45,435
Cash and cash equivalents, end of period	$37,584	$1,327	$33,499	$(1,669)	$70,741

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to promote and sell a wide range of customized products and services. Our Small Business Services segment provides products and services to over 4.5 million small business customers and our Direct Checks segment provides products and services to more than six million consumers. Through our Financial Services segment, we provide products and services to approximately 5,500 financial institution clients. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

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

Marketing solutions – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, apparel, greeting cards and business cards. Financial Services offers various customer acquisition programs, marketing communications services, and rewards and loyalty programs. Direct Checks provides package insert programs under which companies' marketing materials are included in our check packages.

Other services – All three of our segments provide fraud protection and security services. In addition, our Small Business Services segment offers payroll services and health care enrollment solutions, and Financial Services provides financial institution profitability and risk management services.

Throughout the past several years, we have focused on opportunities to increase revenue and operating income, while maintaining strong operating margins. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, including marketing solutions and other services offerings. During the remainder of 2014, we will continue our focus in these areas, with an emphasis on profitable revenue growth, increasing revenue from our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services.

Earnings for the first quarter of 2014, as compared to the first quarter of 2013, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our fulfillment, sales and marketing, and information technology organizations. These increases in earnings were partially offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities, including product and service enhancements.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). We made no significant changes to our strategies during the first quarter of 2014.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2013 Form 10-K, we anticipated that we would realize net cost reductions of approximately $55 million in 2014, as compared to our 2013 results of operations. To date, we have realized approximately $15 million of net cost reductions primarily from our sales, marketing and fulfillment organizations, and we are currently on track to realize approximately $55 million of net cost reductions during 2014.

Outlook for 2014

We anticipate that consolidated revenue will be between $1.62 billion and $1.65 billion for 2014, compared to $1.58 billion for 2013. In Small Business Services, we expect revenue to increase between 6% and 8% compared to 2013 revenue of $1.05 billion, as volume declines in core business products are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. The anticipated revenue increase includes incremental revenue from the VerticalResponse acquisition in June 2013. In Financial Services, we expect revenue to be close to flat compared to 2013 revenue of $343.2 million. We expect that check order declines of approximately 6%, as well as pricing pressure on contract renewals, will be offset by continued growth in non-check revenue, including incremental revenue from the Acton Marketing acquisition in August 2013 and the Destination Rewards acquisition in December 2013. Additionally, we expect revenue to benefit from higher revenue per order, a full year of revenue from a new large financial institution client acquired in the third quarter of 2013, and slightly more than a quarter of revenue from a new client recently acquired. In Direct Checks, we expect revenue to decline approximately 10% compared to 2013 revenue of $191.4 million, driven by check order volume declines.

We expect that 2014 diluted earnings per share will be between $3.90 and $4.05, including $0.07 per share for restructuring-related costs, compared to $3.65 for 2013, which included total charges of $0.22 per share related to restructuring-related costs, an asset impairment charge and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities and lower fourth quarter interest expense will be partially offset by a continued sluggish economy, increases in medical expenses, material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced e-commerce capabilities. We estimate that our annual effective tax rate for 2014 will be approximately 34.0%, compared to 33.6% for 2013. A number of discrete credits to income tax expense in 2013 collectively reduced our 2013 tax rate by 0.7 points.

We anticipate that net cash provided by operating activities will be between $270 million and $280 million in 2014, compared to $262 million in 2013, driven by higher earnings, lower contributions to our trust used to fund medical benefits, and lower employee profit sharing/cash bonus payments, partially offset by higher income tax payments. We anticipate contract acquisition payments of approximately $15 million in 2014, and we estimate that capital spending will be approximately $40 million in 2014 as we continue to invest in key revenue growth initiatives, as well as order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including required interest and principal payments related to our long-term debt, dividend payments, capital expenditures and possible small-to-medium-sized acquisitions. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor channel. In April 2014, our board of directors increased our quarterly dividend amount from $0.25 per share to $0.30 per share. Dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. We also anticipate that we will continue to repurchase shares. Although we plan to spend more on repurchases than we did last year, the pace for the balance of the year is expected to be less than the first quarter level. To the extent we generate cash flow in excess of these priorities, we plan to accumulate cash in advance of our October 2014 senior note maturity of $253.5 million. In February 2014, we increased the amount available for borrowing under our credit facility from $200.0 million to $350.0 million, along with extending the term of the agreement from February 2017 to February 2019. We currently anticipate using cash on hand and our credit facility to meet the October 2014 debt obligation. We may also, from time to time, consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2013 Form 10-K. There were no significant changes in these items during the first quarter of 2014.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2014	2013	Change
Total revenue	$406,955	$387,553	5.0%
Orders(1)	12,515	13,332	(6.1%)
Revenue per order	$32.52	$29.07	11.9%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the first quarter of 2014, as compared to the first quarter of 2013, was primarily due to price increases in all three segments and growth in marketing solutions and other services revenue, including incremental revenue from acquisitions, as well as growth in our Small Business Services distributor channel. These revenue increases were partially offset by lower order volume for our personal check businesses and continued pricing pressure on contract renewals within Financial Services.

Service revenue represented 15.1% of total revenue for the first quarter of 2014 and 12.3% for the first quarter of 2013. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended March 31,
	2014	2013
Checks, including contract settlements	54.7%	58.4%
Forms	12.2%	12.8%
Accessories and other products	11.1%	9.6%
Marketing solutions, including services	15.8%	13.3%
Other services	6.2%	5.9%
Total revenue	100.0%	100.0%

The number of orders decreased for the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the continuing decline in check and forms usage, partially offset by growth in the Small Business Services distributor channel and in marketing solutions and other services.

Revenue per order increased for the first quarter of 2014, as compared to the first quarter of 2013, primarily due to the benefit of price increases in all three segments, as well as a shift from personal check orders to higher dollar Small Business Services orders. At the same time, Financial Services continues to experience pricing pressure on contract renewals.

Consolidated Gross Margin

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
Gross profit	$262,027	$254,256	3.1%
Gross margin	64.4%	65.6%	(1.2) pts.

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

Gross margin decreased for the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the shift in our revenue mix to lower margin services and outsourced products, as well as higher delivery rates and material costs in 2014. These decreases in gross margin were partially offset by the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives.

Consolidated Selling, General & Administrative Expense

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
SG&A expense	$177,931	$175,152	1.6%
SG&A expense as a percentage of total revenue	43.7%	45.2%	(1.5) pts.

The increase in SG&A expense for the first quarter of 2014, as compared to the first quarter of 2013, was driven primarily by incremental operating expenses of the businesses we acquired in 2014 and 2013 and investments in revenue growth opportunities, including efforts to grow our Small Business Services distributor channel. These increases were partially offset by various expense reduction initiatives within sales, marketing and our shared services organizations, including improved labor efficiency.

Net Restructuring Charges

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
Net restructuring charges	$3,300	$1,371	$1,929

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including information technology costs, employee and equipment moves, training and travel. In addition to the restructuring charges shown here, net restructuring charges of $0.2 million for the first quarter of 2014 and $0.1 million for the first quarter of 2013 were included within total cost of revenue in our consolidated statements of comprehensive income. Further information can be found under Restructuring Costs.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
Interest expense	$9,567	$9,479	0.9%
Weighted-average debt outstanding	655,737	653,500	0.3%
Weighted-average interest rate	5.30%	5.34%	(0.04) pts.

The increase in interest expense for the first quarter of 2014, as compared to the first quarter of 2013, was due to a slightly higher debt level in 2014, offset by a slightly lower weighted-average interest rate in 2014.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
Income tax provision	$24,036	$22,729	5.8%
Effective tax rate	33.7%	33.1%	0.6 pts.

The increase in our effective tax rate for the first quarter of 2014, as compared to the first quarter of 2013, was primarily due to discrete credits to income tax expense in the first quarter of 2013, which collectively reduced our effective tax rate 1.1 points. The discrete credits included the impact of federal legislation enacted in January 2013 which allowed us to claim the research and development credit on our 2012 federal income tax return. Additionally, our current year research and development credit is lower than in the first quarter of 2013, as federal legislation allowing this credit for 2014 has not yet been enacted. Partially offsetting these increases in our effective tax rate relative to 2013 were discrete credits to income tax expense in the first quarter of 2014, which collectively reduced our effective tax rate by 0.4 points. Additionally, our state income tax rate decreased in 2014.

RESTRUCTURING COSTS

We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as costs which are expensed as incurred, including information technology costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction initiatives and include employee reductions in various functional areas, as well as the closing of facilities. Restructuring costs have been reduced by the reversal of severance accruals when fewer employees received severance benefits than originally estimated.

Net restructuring charges for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2014	2013
Severance accruals	$1,545	$990
Severance reversals	(310)	(299)
Operating lease obligation reversal	—	(157)
Net restructuring accruals	1,235	534
Other costs	2,297	915
Net restructuring charges	$3,532	$1,449

Number of employees included in severance accruals	40	20

The majority of the employee reductions included in our restructuring accruals are expected to be completed by mid-2014, and we expect most of the related severance payments to be paid by the end of 2014, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $3 million in total cost of revenue and $13 million in SG&A expense in 2014, in comparison to our 2013 results of operations, which represents a portion of the estimated $55 million of total net cost reductions we expect to realize in 2014. Expense reductions consist primarily of labor and facility costs.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
Total revenue	$269,843	$248,318	8.7%
Operating income	43,591	38,597	12.9%
Operating margin	16.2%	15.5%	0.7 pts.

The increase in total revenue for the first quarter of 2014, as compared to the first quarter of 2013, was due primarily to growth in marketing solutions and other services revenue, including incremental revenue from acquisitions, as well as growth in our distributor channel and price increases. These increases in revenue were partially offset by a decrease in volume for our core business products.

Operating income and operating margin increased for the first quarter of 2014, as compared to the first quarter of 2013, primarily due to price increases, benefits of our cost reduction initiatives and planned lower spending on brand awareness initiatives relative to 2013, as well as lower amortization expense related to previous acquisitions. Brand awareness spending decreased in 2014 as we incurred considerable production start-up expenses in the first quarter of 2013. Partially offsetting these increases in operating income and operating margin was the shift in our revenue mix to lower margin services and outsourced products, an increase in investments in revenue growth opportunities, including those to grow our distributor channel, and increases in delivery rates and material costs in 2014.

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

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
Total revenue	$89,113	$87,131	2.3%
Operating income	21,629	22,937	(5.7%)
Operating margin	24.3%	26.3%	(2.0) pts.

The increase in revenue for the first quarter of 2014, as compared to the first quarter of 2013, was due to price increases and growth in marketing solutions and other services, including incremental revenue from the acquisitions of Acton Marketing in August 2013 and Destination Rewards in December 2013. Partially offsetting these revenue increases was lower order volume, resulting primarily from the continued decline in check usage, and continuing competitive pricing pressure on contract renewals.

Operating income and operating margin decreased for the first quarter of 2014, as compared to the first quarter of 2013, primarily due to increased delivery and material costs in 2014, as well as acquisition-related amortization expense. Partially offsetting these decreases in operating income and operating margin were price increases and the benefit of our continuing cost reduction initiatives.

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

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
Total revenue	$47,999	$52,104	(7.9%)
Operating income	15,576	16,199	(3.8%)
Operating margin	32.5%	31.1%	1.4 pts.

The decrease in revenue for the first quarter of 2014, as compared to the first quarter of 2013, was due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting the revenue decline was higher revenue per order, partly due to price increases.

The decrease in operating income for the first quarter of 2014, as compared to the first quarter of 2013, was due primarily to the lower order volume and increased delivery rates and material costs in 2014. These decreases in operating income were partially offset by benefits from our cost reduction initiatives and price increases.

Operating margin increased for the first quarter of 2014, as compared to the first quarter of 2013, as the benefits from our cost reduction initiatives and price increases exceeded the impact of increased delivery rates and material costs in 2014.

CASH FLOWS AND LIQUIDITY

As of March 31, 2014, we held cash and cash equivalents of $140.6 million. The following table shows our cash flow activity for the quarters ended March 31, 2014 and 2013, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$73,339	$51,468	$21,871
Net cash used by investing activities	(13,010)	(9,837)	(3,173)
Net cash used by financing activities	(39,064)	(15,521)	(23,543)
Effect of exchange rate change on cash	(1,739)	(804)	(935)
Net change in cash and cash equivalents	$19,526	$25,306	$(5,780)

The $21.9 million increase in net cash provided by operating activities for the first quarter of 2014, as compared to the first quarter of 2013, was primarily due to the positive impact of working capital changes, a $5.2 million decrease in employee profit sharing/cash bonus payments related to our 2013 performance, a $4.8 million decrease in the funding of medical benefits as we utilized more of the plan assets of our postretirement benefit plan, and a $1.8 million decrease in contract acquisition payments in 2014. These increases in net cash provided by operating activities were partially offset by a $3.5 million increase in income tax payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
Employee profit sharing/cash bonus payments	$25,050	$30,245	$(5,195)
Funding of medical benefits	9,000	13,776	(4,776)
Interest payments	7,128	7,012	116
Income tax payments	5,981	2,515	3,466
Severance payments	2,743	2,144	599
Contract acquisition payments	1,355	3,177	(1,822)

Net cash used by investing activities in the first quarter of 2014 was $3.2 million higher than the first quarter of 2013, driven primarily by an increase of $2.6 million in purchases of capital assets, as we continue to invest in order fulfillment and information technology infrastructure.

Net cash used by financing activities in the first quarter of 2014 was $23.5 million higher than the first quarter of 2013 due primarily to an increase of $19.3 million in payments to repurchase common shares and a decrease of $3.6 million in proceeds from issuing shares under employee plans, as fewer stock options were exercised in 2014.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
Proceeds from issuing shares under employee plans	$5,376	$8,987	$(3,611)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2014	2013	Change
Payments for common shares repurchased	$31,930	$12,609	$19,321
Cash dividends paid to shareholders	12,644	12,731	(87)
Purchases of capital assets	10,950	8,304	2,646
Payments for acquisitions, net of cash acquired	2,866	1,360	1,506

We anticipate that net cash provided by operating activities will be between $270 million and $280 million in 2014, compared to $262 million in 2013, driven by higher earnings, lower contributions to our trust used to fund medical benefits, and lower employee profit sharing/cash bonus payments, partially offset by higher income tax payments. We anticipate that net cash generated by operating activities in 2014 will be utilized for share repurchases, dividend payments, capital expenditures of approximately $40 million and possible small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We plan to accumulate cash in advance of our October 2014 senior note maturity of $253.5 million. In February 2014, we increased the amount available for borrowing under our credit facility from $200.0 million to $350.0 million, along with extending the term of the agreement from February 2017 to February 2019. We currently anticipate using cash on hand and our credit facility to meet the October 2014 debt obligation. We may also, from time to time, consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

As of March 31, 2014, our subsidiaries located in Canada held cash and marketable securities of $45.6 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate the Canadian cash and marketable securities into the U.S. at one time, we would incur a U.S. tax liability of approximately $6 million, based on current federal tax law.

We had $341.1 million available for borrowing under our credit facility as of March 31, 2014. We believe that net cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including required interest and principal payments related to our long-term debt, dividend payments, capital expenditures and possible small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $643.2 million as of March 31, 2014, an increase of $2.5 million from December 31, 2013. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of March 31, 2014, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of March 31, 2014 included a $12.7 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2013, this fair value adjustment was a decrease of $14.7 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 7: Derivative financial instruments” and “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2013 Form 10-K.

Our capital structure for each period was as follows:

	March 31, 2014		December 31, 2013
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$257,905	6.6%	$257,408	6.6%	$497
Floating interest rate	385,299	4.5%	383,296	4.5%	2,003
Total debt	643,204	5.3%	640,704	5.3%	2,500
Shareholders’ equity	558,993		550,457		8,536
Total capital	$1,202,197		$1,191,161		$11,036

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 2.5 million shares remained available for purchase under this authorization as of March 31, 2014. During the first quarter of 2014, we purchased 0.6 million shares for $31.9 million. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of March 31, 2014, we had a $350.0 million credit facility, which expires in February 2019. Our commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of March 31, 2014 and we expect to remain in compliance with all debt covenants throughout the next 12 months.

No amounts were outstanding under our credit facility during the first quarter of 2014 or during 2013. As of March 31, 2014, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$350,000
Outstanding letters of credit(1)	(8,915)
Net available for borrowing as of March 31, 2014	$341,085
(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the quarters ended March 31, 2014 and 2013 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $1.4 million for the first quarter of 2014 and $3.2 million for the first quarter of 2013. We anticipate cash payments of approximately $15 million for the year ending December 31, 2014.

The number of checks being written has been declining, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments has fluctuated significantly from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors, such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract.

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $2.8 million as of March 31, 2014 and $3.9 million as of December 31, 2013. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $2.4 million as of March 31, 2014 and December 31, 2013.

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

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2013 Form 10-K. There were no significant changes in these obligations during the first quarter of 2014.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the first quarter of 2014 or during 2013.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2013 Form 10-K. There were no changes in these policies during the first quarter of 2014.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting pronouncement adopted during the first quarter of 2014 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for us on January 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We are currently assessing the impact of this new standard on our consolidated financial statements.

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

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. Known material risks are discussed in Item 1A of the 2013 Form 10-K and are incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2014, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing October 2014, including increase of $1,073 related to cumulative change in fair value of hedged debt	$254,544	$257,508	4.3%
Long-term notes maturing March 2019	200,000	217,772	7.0%
Long-term notes maturing November 2020, including decrease of $13,751 related to cumulative change in fair value of hedged debt	186,249	208,706	4.9%
Capital lease obligations	2,411	2,411	2.0%
Total debt	$643,204	$686,397	5.3%

(1) For our long-term notes, fair value is based on quoted market prices as of March 31, 2014 for identical liabilities when traded as assets. Capital lease obligations are presented at their carrying amount.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of March 31, 2014, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of March 31, 2014 included a $12.7 million decrease related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness can be found under the caption “Note 8: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $1.0 million change in interest expense for the first quarter of 2014, excluding any hedge ineffectiveness related to our interest rate swaps.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). There have been no significant changes to these risk factors since we filed the 2013 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which were completed during the first quarter of 2014:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2014 - January 31, 2014	—	$—	—	3,095,462
February 1, 2014 - February 28, 2014	200,543	49.75	200,543	2,894,919
March 1, 2014 - March 31, 2014	422,015	52.02	422,015	2,472,904
Total	622,558	$51.29	622,558	2,472,904

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 2.5 million shares remained available for purchase under this authorization as of March 31, 2014.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2014, we withheld 16,813 shares in conjunction with the vesting and exercise of equity-based awards.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

We held our annual shareholders meeting on April 30, 2014.

43,917,971 shares were represented (87.2% of the 50,344,928 shares outstanding and entitled to vote at the meeting). Three items were considered at the meeting, and the results of the voting were as follows:

(1) Election of Directors:

Shareholders were asked to elect 10 directors to hold office until the 2015 annual meeting of shareholders. The nominees for director were: Ronald C. Baldwin, Charles A. Haggerty, Cheryl E. Mayberry McKissack, Don J. McGrath, Neil J. Metviner, Stephen P. Nachtsheim, Mary Ann O'Dywer, Thomas J. Reddin, Martyn R. Redgrave and Lee J. Schram. The results were as follows:

	For	Withheld	Broker non-vote
Ronald C. Baldwin	38,842,441	803,517	4,272,013
Charles A. Haggerty	38,573,193	1,072,765	4,272,013
Cheryl E. Mayberry McKissack	38,589,631	1,056,327	4,272,013
Don J. McGrath	38,843,531	802,427	4,272,013
Neil J. Metviner	38,840,804	805,154	4,272,013
Stephen P. Nachtsheim	38,581,332	1,064,626	4,272,013
Mary Ann O'Dwyer	38,782,371	863,587	4,272,013
Thomas J. Reddin	39,246,621	399,337	4,272,013
Martyn R. Redgrave	38,791,412	854,546	4,272,013
Lee J. Schram	38,772,188	873,770	4,272,013

(2) A non-binding resolution to approve the compensation of our named executive officers, as described in the proxy statement filed in connection with the annual meeting (or "say-on-pay vote"):

For:	37,909,031
Against:	1,468,802
Abstain:	268,125
Broker non-vote:	4,272,013

(3) Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2014:

For:	43,213,492
Against:	435,717
Abstain:	268,762

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)	*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*
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
4.10
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
*

Exhibit Number	Description	Method of Filing
4.11
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2014 and 2013, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2014, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013, and (v) Condensed Notes to Unaudited Consolidated Financial Statements**
Filed herewith
___________________
* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 1, 2014	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2014	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2014	/s/ Jeffrey J. Bata
Jeffrey J. Bata Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2014 and 2013, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2014, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013, and (v) Condensed Notes to Unaudited Consolidated Financial Statements