Form 10-Q
period 2014-06-30
DELUXE CORP
filed 2014-08-01
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 22, 2014 was 49,762,745.

PART I − FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$146,942	$121,089
Trade accounts receivable (net of allowances for uncollectible accounts of $4,300 and $3,861, respectively)	85,376	88,049
Inventories and supplies	32,737	28,966
Deferred income taxes	6,655	6,946
Funds held for customers	41,700	42,425
Other current assets	30,777	31,838
Total current assets	344,187	319,313
Deferred income taxes	1,586	1,851
Long-term investments (including $2,269 and $2,407 of investments at fair value, respectively)	45,697	44,451
Property, plant and equipment (net of accumulated depreciation of $367,114 and $360,926, respectively)	96,752	101,343
Assets held for sale	26,762	25,451
Intangibles (net of accumulated amortization of $369,277 and $346,086, respectively)	154,440	153,576
Goodwill	823,008	822,777
Other non-current assets	143,968	100,767
Total assets	$1,636,400	$1,569,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,238	$71,492
Accrued liabilities	159,486	162,990
Long-term debt due within one year	254,791	255,589
Total current liabilities	486,515	490,071
Long-term debt	391,185	385,115
Deferred income taxes	84,553	82,814
Other non-current liabilities	92,314	61,072
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2014 – 49,759; 2013 – 50,344)	49,759	50,344
Additional paid-in capital	—	22,596
Retained earnings	564,318	510,941
Accumulated other comprehensive loss	(32,244)	(33,424)
Total shareholders’ equity	581,833	550,457
Total liabilities and shareholders’ equity	$1,636,400	$1,569,529

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenue	$344,463	$332,790	$690,127	$672,666
Service revenue	60,947	48,643	122,238	96,321
Total revenue	405,410	381,433	812,365	768,987
Cost of products	(119,550)	(111,450)	(237,936)	(223,721)
Cost of services	(26,341)	(22,097)	(52,884)	(43,123)
Total cost of revenue	(145,891)	(133,547)	(290,820)	(266,844)
Gross profit	259,519	247,886	521,545	502,143
Selling, general and administrative expense	(173,546)	(164,501)	(351,476)	(339,653)
Net restructuring charges	(1,014)	(924)	(4,314)	(2,295)
Operating income	84,959	82,461	165,755	160,195
Interest expense	(9,530)	(9,563)	(19,097)	(19,043)
Other income	368	142	499	491
Income before income taxes	75,797	73,040	147,157	141,643
Income tax provision	(25,721)	(24,888)	(49,758)	(47,616)
Net income	$50,076	$48,152	$97,399	$94,027

Comprehensive income	$53,125	$46,788	$98,579	$92,038

Basic earnings per share	$1.00	$0.95	$1.94	$1.85
Diluted earnings per share	0.99	0.94	1.92	1.83
Cash dividends per share	0.30	0.25	0.55	0.50

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2013	50,344	$50,344	$22,596	$510,941	$(33,424)	$550,457
Net income	—	—	—	97,399	—	97,399
Cash dividends	—	—	—	(27,677)	—	(27,677)
Common shares issued	450	450	8,379	—	—	8,829
Tax impact of share-based awards	—	—	1,708	—	—	1,708
Common shares repurchased	(988)	(988)	(34,607)	(16,345)	—	(51,940)
Other common shares retired	(47)	(47)	(2,261)	—	—	(2,308)
Fair value of share-based compensation	—	—	4,185	—	—	4,185
Other comprehensive income	—	—	—	—	1,180	1,180
Balance, June 30, 2014	49,759	$49,759	$—	$564,318	$(32,244)	$581,833

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$97,399	$94,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,503	9,048
Amortization of intangibles	24,115	22,998
Amortization of contract acquisition costs	8,533	8,277
Deferred income taxes	123	(594)
Employee share-based compensation expense	4,597	3,611
Other non-cash items, net	4,617	4,745
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	1,646	(5,825)
Inventories and supplies	(1,434)	(1,153)
Other current assets	(2,073)	41
Non-current assets	(805)	(4,896)
Accounts payable	(860)	(3,686)
Contract acquisition payments	(4,326)	(5,753)
Other accrued and non-current liabilities	(14,186)	(18,698)
Net cash provided by operating activities	125,849	102,142
Cash flows from investing activities:
Purchases of capital assets	(19,851)	(16,590)
Payments for acquisitions, net of cash acquired	(8,886)	(35,080)
Proceeds from company-owned life insurance policies	764	4,599
Other	222	1,389
Net cash used by investing activities	(27,751)	(45,682)
Cash flows from financing activities:
Net payments on short-term debt	(125)	—
Payments on long-term debt	(472)	(41)
Payments for debt issue costs	(1,029)	(207)
Change in book overdrafts	—	51
Proceeds from issuing shares under employee plans	7,133	9,366
Excess tax benefit from share-based employee awards	2,027	1,121
Payments for common shares repurchased	(51,940)	(32,000)
Cash dividends paid to shareholders	(27,677)	(25,362)
Net cash used by financing activities	(72,083)	(47,072)

Effect of exchange rate change on cash	(162)	(1,993)

Net change in cash and cash equivalents	25,853	7,395
Cash and cash equivalents, beginning of year	121,089	45,435
Cash and cash equivalents, end of period	$146,942	$52,830

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of June 30, 2014, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2014 and 2013, the consolidated statement of shareholders’ equity for the six months ended June 30, 2014, and the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited. The consolidated balance sheet as of December 31, 2013 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for us on January 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We are currently assessing the impact of this new standard on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The new standard also expands the required financial statement disclosures regarding revenue recognition. The new guidance is effective for us on January 1, 2017. We are currently assessing the impact of this new standard on our consolidated financial statements, as well as the method of transition that we will use in adopting the new standard.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The new guidance is effective for us on January 1, 2016. We currently have share-based payment awards that fall within the scope of this standard. Our current accounting treatment is in compliance with the new standard, so we expect no impact on our consolidated financial statements.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

	June 30, 2014	December 31, 2013
Raw materials	$5,578	$5,426
Semi-finished goods	8,701	8,361
Finished goods	15,182	11,948
Supplies	3,276	3,231
Inventories and supplies	$32,737	$28,966

Available-for-sale securities – Available-for-sale securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	June 30, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market securities (cash equivalents)	$65,985	$—	$—	$65,985
Canadian and provincial government securities (funds held for customers)(1)	9,972	—	(203)	9,769
Canadian money market fund (other current assets)	2,046	—	—	2,046
Total available-for-sale securities	$78,003	$—	$(203)	$77,800

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2014, also included cash of $31,931.

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market securities (cash equivalents)	$70,001	$—	$—	$70,001
Funds held for customers:
Canadian and provincial government securities	9,901	—	(343)	9,558
Canadian guaranteed investment certificate	5,178	—	—	5,178
Available-for-sale securities (funds held for customers)(1)	15,079	—	(343)	14,736
Canadian money market fund (other current assets)	2,045	—	—	2,045
Total available-for-sale securities	$87,125	$—	$(343)	$86,782

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2013, also included cash of $27,689.

Expected maturities of available-for-sale securities as of June 30, 2014 were as follows:

Fair value
Due in one year or less	$68,520
Due in two to five years	4,914
Due in six to ten years	4,366
Total available-for-sale securities	$77,800

Further information regarding the fair value of available-for-sale securities can be found in Note 8: Fair value measurements.

Assets held for sale – Assets held for sale included the operations of small business distributors which we previously acquired and which consisted primarily of customer list intangible assets. The net assets of one of the small business distributors were sold during the quarter ended June 30, 2014, realizing a net pre-tax gain of $430. We are actively marketing the remaining assets and expect the selling prices will exceed the carrying values. Net assets held for sale consisted of the following:

	June 30, 2014	December 31, 2013	Balance sheet caption
Current assets	$215	$727	Other current assets
Intangibles	25,909	24,603	Assets held for sale
Other non-current assets	853	848	Assets held for sale
Accrued liabilities	(1,013)	(733)	Accrued liabilities
Non-current deferred income tax liabilities	(8,735)	(7,821)	Other non-current liabilities
Other non-current liabilities	(14)	(32)	Other non-current liabilities
Net assets held for sale	$17,215	$17,592

Intangibles – Intangibles were comprised of the following:

	June 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	359,701	(292,485)	67,216	339,995	(275,159)	64,836
Customer lists/relationships	68,995	(34,989)	34,006	63,282	(31,606)	31,676
Trade names	67,761	(35,648)	32,113	67,961	(33,642)	34,319
Other	8,160	(6,155)	2,005	9,324	(5,679)	3,645
Amortizable intangibles	504,617	(369,277)	135,340	480,562	(346,086)	134,476
Intangibles	$523,717	$(369,277)	$154,440	$499,662	$(346,086)	$153,576

Amortization of intangibles was $12,091 for the quarter ended June 30, 2014 and $11,655 for the quarter ended June 30, 2013. Amortization of intangibles was $24,115 for the six months ended June 30, 2014 and $22,998 for the six months ended June 30, 2013. Based on the intangibles in service as of June 30, 2014, estimated future amortization expense is as follows:

Estimated amortization expense
Remainder of 2014	$21,167
2015	35,898
2016	23,845
2017	11,791
2018	8,043

We acquire internal-use software in the normal course of business. We also acquire internal-use software and other intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the six months ended June 30, 2014:

	Amount	Weighted-average amortization period (in years)
Internal-use software	$19,704	4
Customer lists/relationships	6,522	8
Other	50	2
Acquired intangibles	$26,276	5

Goodwill – Changes in goodwill during the six months ended June 30, 2014 were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2013:
Goodwill, gross	$652,554	$41,717	$148,506	$842,777
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	632,554	41,717	148,506	822,777
Adjustment for acquisition of Destination Rewards, Inc. (Note 6)	—	(1,375)	—	(1,375)
Acquisition of NetClime, Inc. (Note 6)	1,615	—	—	1,615
Currency translation adjustment	(9)	—	—	(9)
Balance, June 30, 2014:
Goodwill, gross	654,160	40,342	148,506	843,008
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$634,160	$40,342	$148,506	$823,008

Other non-current assets – Other non-current assets were comprised of the following:

	June 30, 2014	December 31, 2013
Contract acquisition costs	$79,832	$35,421
Postretirement benefit plan asset	26,943	24,981
Loans and notes receivable from distributors	16,467	16,162
Deferred advertising costs	8,861	10,447
Other	11,865	13,756
Other non-current assets	$143,968	$100,767

Changes in contract acquisition costs during the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
Balance, beginning of year	$35,421	$43,036
Additions(1)	53,164	6,033
Amortization	(8,533)	(8,277)
Other	(220)	(271)
Balance, end of period	$79,832	$40,521

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $4,326 for the six months ended June 30, 2014 and $5,753 for the six months ended June 30, 2013.

Accrued liabilities – Accrued liabilities were comprised of the following:

	June 30, 2014	December 31, 2013
Funds held for customers	$40,834	$41,810
Employee performance-based compensation	18,813	29,544
Customer rebates	18,709	21,623
Deferred revenue	18,233	16,897
Contract acquisition costs due within one year	13,095	3,880
Interest	8,865	8,869
Restructuring due within one year (Note 9)	2,936	5,609
Other	38,001	34,758
Accrued liabilities	$159,486	$162,990

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings per share – basic:
Net income	$50,076	$48,152	$97,399	$94,027
Income allocated to participating securities	(287)	(198)	(486)	(529)
Income available to common shareholders	$49,789	$47,954	$96,913	$93,498
Weighted-average shares outstanding	49,789	50,545	50,021	50,625
Earnings per share – basic	$1.00	$0.95	$1.94	$1.85

Earnings per share – diluted:
Net income	$50,076	$48,152	$97,399	$94,027
Income allocated to participating securities	(285)	(197)	(483)	(525)
Re-measurement of share-based awards classified as liabilities	117	(128)	109	25
Income available to common shareholders	$49,908	$47,827	$97,025	$93,527
Weighted-average shares outstanding	49,789	50,545	50,021	50,625
Dilutive impact of potential common shares	441	437	448	451
Weighted-average shares and potential common shares outstanding	50,230	50,982	50,469	51,076
Earnings per share – diluted	$0.99	$0.94	$1.92	$1.83

Antidilutive options excluded from calculation	279	446	279	446

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of loss on interest rate locks(1)	$(427)	$(418)	$(855)	$(836)	Interest expense
Tax benefit	167	158	334	316	Income tax provision
Amortization of loss on interest rate locks, net of tax	(260)	(260)	(521)	(520)	Net income
Amortization of postretirement benefit plan items:
Prior service credit	355	355	711	711	(2)
Net actuarial loss	(854)	(1,110)	(1,709)	(2,220)	(2)
Total amortization	(499)	(755)	(998)	(1,509)	(2)
Tax benefit	139	228	279	456	(2)
Amortization of postretirement benefit plan items, net of tax	(360)	(527)	(719)	(1,053)	(2)
Total reclassifications, net of tax	$(620)	$(787)	$(1,240)	$(1,573)

(1) Relates to interest rate locks executed in 2004. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.
(2) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit income. Additional details can be found in Note 10: Postretirement benefits.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss were as follows:

	Postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized loss on marketable securities, net of tax(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2013	$(34,874)	$(781)	$(276)	$2,507	$(33,424)
Other comprehensive income (loss) before reclassifications	—	—	101	(161)	(60)
Amounts reclassified from accumulated other comprehensive loss	719	521	—	—	1,240
Net current-period other comprehensive income (loss)	719	521	101	(161)	1,180
Balance, June 30, 2014	$(34,155)	$(260)	$(175)	$2,346	$(32,244)

(1) Relates to interest rate locks executed in 2004. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.
(2) Other comprehensive income before reclassifications is net of income tax expense of $35.

Note 6: Acquisitions

During the six months ended June 30, 2014, we made the following payments, net of cash acquired, for business acquisitions:

Payments for acquisitions, net of cash acquired
Small business distributors	$4,641
NetClime, Inc.	2,011
Gift Box Corporation of America	1,750
Other	484
Total	$8,886

In May 2014, we acquired selected assets of Gift Box Corporation of America (GBCA), a supplier of retail packaging solutions, including gift boxes, bags, bows, ribbons and wraps. We are operating this business under the name WholeStyle Packaging™. We expect to finalize the allocation of the purchase price during the third quarter of 2014, as we finalize the valuation of acquired inventory. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statements of comprehensive income for the quarter and six months ended June 30, 2014. The results of operations of this business from its acquisition date are included in our Small Business Services segment. Intangible assets acquired consisted primarily of a customer list with a value of $1,098 and a useful life of 5 years, which is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair value of the customer list can be found in Note 8.

In January 2014, we acquired all of the outstanding capital stock of NetClime, Inc., a provider of website development software. The allocation of the purchase price, based upon the estimated fair value of the assets acquired and liabilities assumed, resulted in goodwill of $1,615. The acquisition resulted in goodwill as we expect to drive future revenue as we incorporate NetClime's software solution into our technology platform and the marketing solutions services we offer our customers. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the six months ended June 30, 2014. The results of operations of this business from its acquisition date are included in our Small Business Services segment. Intangible assets acquired consisted primarily of internal-use software with an aggregate value of $1,050 and a useful life of 4 years, which is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair value of the internal-use software can be found in Note 8.

In December 2013, we acquired substantially all of the assets of Destination Rewards, Inc., a rewards and loyalty program provider. During the first quarter of 2014, we adjusted the valuation of the intangibles acquired, and we finalized the determination of the intangible useful lives, resulting in tax-deductible goodwill of $11,705. This is a decrease of $1,375 from the amount of goodwill as of December 31, 2013. We expect to finalize the allocation of the purchase price during the third quarter of 2014, as we finalize the valuation of an acquired liability. The acquisition resulted in goodwill as we plan to offer Destination Rewards to our clients as a key component of our marketing solutions product set. The acquired intangible assets consisted primarily of customer relationships of $4,400 with a useful life of 10 years, internal-use software with an aggregate value of $4,100 and a weighted-average useful life of 4 years, and supplier relationships of $1,100 with a useful life of 5 years. All of the intangibles are being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 8.

During the six months ended June 30, 2014, we acquired the operations of several small business distributors for aggregate cash payments of $4,641. The assets acquired consisted primarily of customer lists, $3,024 of which are being amortized using the straight-line method over a weighted-average useful life of 9 years. The remaining portion of the acquired customer lists are being held for sale and are classified as such in our consolidated balance sheet as of June 30, 2014. The distributors’ results of operations are included in our Small Business Services segment from their acquisition dates. Further information regarding the calculation of the estimated fair values of the customer lists can be found in Note 8 and further information regarding net assets held for sale can be found in Note 3.

As our acquisitions were immaterial to our operating results both individually and in the aggregate, pro forma results of operations are not provided.

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

Information regarding interest rate swaps as of June 30, 2014 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$1,234	$538	Other current assets
Fair value hedge related to long-term debt due in 2020	200,000	(10,377)	(10,377)	Other non-current liabilities
Total fair value hedges	$398,000	$(9,143)	$(9,839)

Information regarding interest rate swaps as of December 31, 2013 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$2,158	$1,569	Other current assets
Fair value hedge related to long-term debt due in 2020	200,000	(16,239)	(16,239)	Other non-current liabilities
Total fair value hedges	$398,000	$(14,081)	$(14,670)

Note 8: Fair value measurements

2014 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during the six months ended June 30, 2014 were comprised primarily of customer lists associated with acquisitions of small business distributors and GBCA, as well as internal-use software associated with the acquisition of NetClime, Inc. (Note 6). The aggregate fair value of the acquired customer lists was $4,322 and was estimated using an income approach. The fair value of the acquired internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on data provided by NetClime. The calculated fair value of the acquired internal-use software was $1,050.

During the first quarter of 2014, we finalized the valuation of the intangible assets acquired in the acquisition of Destination Rewards, Inc. in December 2013 (Note 6). The acquired intangibles consisted primarily of customer relationships, internal-use software and supplier relationships. The fair value of the customer relationships was estimated using the multi-period excess earnings method. Assumptions used in this calculation included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The fair value of the acquired customer relationships was $4,400, which represents an increase of $2,200 from the December 31, 2013 amount. The fair value of the acquired internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated using estimated time and labor rates derived from our historical data from previous upgrades of a similar size and nature. The fair value of the acquired internal-use software was $4,100. The fair value of the supplier relationships was estimated by comparing the forecasted gross margin with the supplier relationships in place compared to the forecasted gross margin without the supplier relationships. The fair value of the acquired supplier relationships was $1,100.

Recurring fair value measurements – Cash and cash equivalents as of June 30, 2014 and December 31, 2013 included available-for-sale marketable securities (Note 3). These securities consisted of investments in money market funds which are traded in active markets. As such, the fair value of the securities is determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or six months ended June 30, 2014 or 2013.

Funds held for customers included available-for-sale marketable securities (Note 3). These securities consisted of a mutual fund investment which invests in Canadian and provincial government securities, and as of December 31, 2013, an investment in a six-month Canadian guaranteed investment certificate (GIC) which matured in February 2014. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC approximated cost due to its relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters or six months ended June 30, 2014 or 2013.

Other current assets included available-for-sale marketable securities (Note 3). These securities consisted of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or six months ended June 30, 2014 or 2013.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. During the quarters and six months ended June 30, 2014 and 2013, net realized gains were not significant. We recognized net unrealized losses of $103 during the six months ended June 30, 2014 and net unrealized gains of $145 during the six months ended June 30, 2013.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) from derivatives	$2,897	$(8,536)	$4,938	$(11,181)
(Loss) gain from change in fair value of hedged debt	(2,840)	8,580	(4,831)	11,264
Net decrease in interest expense	$57	$44	$107	$83

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of June 30, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$65,985	$65,985	$—	$—
Available-for-sale marketable securities (funds held for customers)	9,769	—	9,769	—
Available-for-sale marketable securities (other current assets)	2,046	—	2,046	—
Long-term investment in mutual funds	2,269	2,269	—	—
Derivative assets	1,234	—	1,234	—
Derivative liabilities	(10,377)	—	(10,377)	—

		Fair value measurements using
	Fair value as of December 31, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$70,001	$70,001	$—	$—
Available-for-sale marketable securities (funds held for customers)	14,736	—	14,736	—
Available-for-sale marketable securities (other current assets)	2,045	—	2,045	—
Long-term investment in mutual funds	2,407	2,407	—	—
Derivative assets	2,158	—	2,158	—
Derivative liabilities	(16,239)	—	(16,239)	—

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the six months ended June 30, 2014.

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

Loans and notes receivable from distributors – We have receivables for loans made to certain of our Safeguard distributors. In addition, we have acquired the operations of several small business distributors which we then sold to our Safeguard distributors. In most cases, we entered into notes receivable upon the sale of the assets to the distributors. The fair value of these loans and notes receivable is calculated as the present value of expected future cash flows, discounted using an estimated interest rate based on published bond yields for companies of similar risk.

Long-term debt – The fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	June 30, 2014		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$80,957	$80,957	$80,957	$—	$—
Cash (funds held for customers)	31,931	31,931	31,931	—	—
Loans and notes receivable from distributors	18,667	17,942	—	—	17,942
Long-term debt, including portion due within one year(1)	643,647	682,932	682,932	—	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2013		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$51,088	$51,088	$51,088	$—	$—
Cash (funds held for customers)	27,689	27,689	27,689	—	—
Loans and notes receivable from distributors	18,047	17,051	—	—	17,051
Long-term debt, including portion due within one year(1)	638,787	684,133	684,133	—	—

(1) Amounts exclude capital lease obligations.

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Severance accruals	$1,122	$884	$2,667	$1,874
Severance reversals	(285)	(179)	(595)	(478)
Operating lease obligations	—	2	—	2
Operating lease obligations reversal	—	—	—	(157)
Net restructuring accruals	837	707	2,072	1,241
Other costs	87	344	2,384	1,259
Net restructuring charges	$924	$1,051	$4,456	$2,500

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total cost of revenue	$(90)	$127	$142	$205
Operating expenses	1,014	924	4,314	2,295
Net restructuring charges	$924	$1,051	$4,456	$2,500

2014 restructuring charges – During the quarter and six months ended June 30, 2014, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. The restructuring accruals included severance benefits for approximately 25 employees for the quarter ended June 30, 2014 and severance benefits for approximately 65 employees for the six months ended June 30, 2014. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

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

Restructuring accruals of $2,936 as of June 30, 2014 are reflected in the consolidated balance sheet in accrued liabilities. Restructuring accruals of $5,638 as of December 31, 2013 are reflected in the consolidated balance sheet as accrued liabilities of $5,609 and other non-current liabilities of $29. The majority of the employee reductions are expected to be completed in 2014, and we expect most of the related severance payments to be paid by early 2015, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through February 2015. As of June 30, 2014, approximately 35 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

Accruals for our restructuring initiatives, summarized by year, were as follows:

	2012 initiatives	2013 initiatives	2014 initiatives	Total
Balance, December 31, 2013	$409	$5,229	$—	$5,638
Restructuring charges	21	200	2,446	2,667
Restructuring reversals	(10)	(538)	(47)	(595)
Payments	(286)	(3,775)	(713)	(4,774)
Balance, June 30, 2014	$134	$1,116	$1,686	$2,936
Cumulative amounts:
Restructuring charges	$8,012	$7,579	$2,446	$18,037
Restructuring reversals	(1,361)	(675)	(47)	(2,083)
Payments	(6,517)	(5,788)	(713)	(13,018)
Balance, June 30, 2014	$134	$1,116	$1,686	$2,936

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2013	$1,624	$1,991	$365	$1,508	$150	$—	$5,638
Restructuring charges	1,497	436	—	734	—	—	2,667
Restructuring reversals	(265)	(104)	(9)	(217)	—	—	(595)
Payments	(1,626)	(1,653)	(260)	(1,175)	(60)	—	(4,774)
Balance, June 30, 2014	$1,230	$670	$96	$850	$90	$—	$2,936
Cumulative amounts(1):
Restructuring charges	$6,374	$4,324	$549	$6,178	$442	$170	$18,037
Restructuring reversals	(706)	(373)	(31)	(816)	(157)	—	(2,083)
Inter-segment transfer	—	—	(25)	25	—	—	—
Payments	(4,438)	(3,281)	(397)	(4,537)	(195)	(170)	(13,018)
Balance, June 30, 2014	$1,230	$670	$96	$850	$90	$—	$2,936

(1) Includes accruals related to our cost reduction initiatives for 2012 through 2014.

Note 10: Postretirement benefits

We have historically provided certain health care benefits for a portion of our retired U.S. employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$1,138	$913	$2,277	$1,826
Expected return on plan assets	(2,183)	(2,008)	(4,367)	(4,015)
Amortization of prior service credit	(355)	(355)	(711)	(711)
Amortization of net actuarial losses	854	1,110	1,709	2,220
Net periodic benefit income	$(546)	$(340)	$(1,092)	$(680)

Note 11: Debt

Debt outstanding was comprised of the following:

	June 30, 2014	December 31, 2013
7.0% senior notes due March 15, 2019	$200,000	$200,000
6.0% senior notes due November 15, 2020(1)	189,623	183,761
Long-term portion of capital lease obligations	1,562	1,354
Long-term portion of debt	391,185	385,115
5.125% senior, unsecured notes due October 1, 2014, net of discount(2)	254,024	255,026
Capital lease obligations due within one year	767	563
Total debt	$645,976	$640,704

(1) Includes decrease due to cumulative change in fair value of hedged debt of $10,377 as of June 30, 2014 and $16,239 as of December 31, 2013.
(2) Includes increase due to cumulative change in fair value of hedged debt of $538 as of June 30, 2014 and $1,569 as of December 31, 2013.

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

In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes which were due in June 2015. The fair value of the notes issued in November 2012 was $212,180 as of June 30, 2014, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to March 15, 2015, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $214,900 as of June 30, 2014, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes maturing on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments are due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During 2011, we retired $10,000 of these notes and during 2009, we retired $11,500 of these notes. As of June 30, 2014, the fair value of the $253,500 remaining notes outstanding was $255,852, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge a portion of these notes.

We had capital lease obligations of $2,329 as of June 30, 2014 and $1,917 as of December 31, 2013 related to information technology hardware. The lease obligations will be paid through February 2018. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

As of December 31, 2013, we had a $200,000 credit facility which was scheduled to expire in February 2017. In February 2014, we modified the terms of this credit facility, increasing the amount available for borrowing to $350,000 and extending the term to February 2019. Our commitment fee under the amended agreement ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. No amounts were outstanding under our credit facility during the six months ended June 30, 2014 or during 2013. As of June 30, 2014, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$350,000
Outstanding letters of credit(1)	(9,000)
Net available for borrowing as of June 30, 2014	$341,000
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

Accruals for environmental matters were $8,080 as of June 30, 2014 and $8,294 as of December 31, 2013, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in the consolidated statements of comprehensive income for environmental matters was $469 for the six months ended June 30, 2014 and $750 for the six months ended June 30, 2013.

As of June 30, 2014, $3,535 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $9,376 had been paid through June 30, 2014. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of June 30, 2014. We do not anticipate significant net cash outlays for environmental matters in 2014. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,588 as of June 30, 2014 and $4,560 as of December 31, 2013, is accounted for on a discounted basis. The difference between the discounted and undiscounted workers' compensation liability was not significant as of June 30, 2014 or December 31, 2013. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not recorded on a discounted basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a discounted basis. Our total liability for these medical and dental benefits totaled $3,238 as of June 30, 2014 and $3,322 as of December 31, 2013. The difference between the discounted and undiscounted medical and dental liability was $149 as of June 30, 2014 and December 31, 2013.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 13: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 2,108 shares remained available for purchase under this authorization as of June 30, 2014. During the six months ended June 30, 2014, we repurchased 988 shares for $51,940.

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

The following is our segment information as of and for the quarters ended June 30, 2014 and 2013:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2014	$273,763	$88,497	$43,150	$—	$405,410
customers:	2013	251,825	83,082	46,526	—	381,433
Operating income:	2014	48,765	22,300	13,894	—	84,959
	2013	46,193	21,554	14,714	—	82,461
Depreciation and amortization	2014	11,504	3,139	1,710	—	16,353
expense:	2013	11,468	2,695	1,984	—	16,147
Total assets:	2014	949,189	149,533	164,932	372,746	1,636,400
	2013	912,068	86,104	167,362	282,435	1,447,969
Capital asset purchases:	2014	—	—	—	8,901	8,901
	2013	—	—	—	8,286	8,286

The following is our segment information as of and for the six months ended June 30, 2014 and 2013:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2014	$543,607	$177,610	$91,148	$—	$812,365
customers:	2013	500,144	170,213	98,630	—	768,987
Operating income:	2014	92,356	43,929	29,470	—	165,755
	2013	84,790	44,492	30,913	—	160,195
Depreciation and amortization	2014	22,850	6,341	3,427	—	32,618
expense:	2013	22,690	5,390	3,966	—	32,046
Total assets:	2014	949,189	149,533	164,932	372,746	1,636,400
	2013	912,068	86,104	167,362	282,435	1,447,969
Capital asset purchases:	2014	—	—	—	19,851	19,851
	2013	—	—	—	16,590	16,590

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

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	June 30, 2014
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$92,141	$6,651	$49,213	$(1,063)	$146,942
Trade accounts receivable, net	—	71,247	14,129	—	85,376
Inventories and supplies	—	28,109	4,628	—	32,737
Deferred income taxes	3,784	2,811	60	—	6,655
Funds held for customers	—	—	41,700	—	41,700
Other current assets	8,754	18,265	3,758	—	30,777
Total current assets	104,679	127,083	113,488	(1,063)	344,187
Deferred income taxes	—	—	1,586	—	1,586
Long-term investments	37,864	7,833	—	—	45,697
Property, plant and equipment, net	5,073	84,550	7,129	—	96,752
Assets held for sale	—	3,075	23,687	—	26,762
Intangibles, net	334	151,789	2,317	—	154,440
Goodwill	—	821,138	1,870	—	823,008
Investments in consolidated subsidiaries	1,261,031	89,084	—	(1,350,115)	—
Intercompany receivable	—	129,578	—	(129,578)	—
Other non-current assets	11,573	131,934	461	—	143,968
Total assets	$1,420,554	$1,546,064	$150,538	$(1,480,756)	$1,636,400

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,604	$55,326	$4,371	$(1,063)	$72,238
Accrued liabilities	20,604	90,691	48,191	—	159,486
Long-term debt due within one year	254,782	—	9	—	254,791
Total current liabilities	288,990	146,017	52,571	(1,063)	486,515
Long-term debt	391,166	—	19	—	391,185
Deferred income taxes	2,333	82,220	—	—	84,553
Intercompany payable	129,467	—	111	(129,578)	—
Other non-current liabilities	26,765	56,796	8,753	—	92,314
Total shareholders' equity	581,833	1,261,031	89,084	(1,350,115)	581,833
Total liabilities and shareholders' equity	$1,420,554	$1,546,064	$150,538	$(1,480,756)	$1,636,400

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

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended June 30, 2014
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$321,043	$23,420	$—	$344,463
Service revenue	21,560	56,215	7,018	(23,846)	60,947
Total revenue	21,560	377,258	30,438	(23,846)	405,410
Cost of products	—	(108,036)	(11,514)	—	(119,550)
Cost of services	(19,744)	(24,773)	(2,070)	20,246	(26,341)
Total cost of revenue	(19,744)	(132,809)	(13,584)	20,246	(145,891)
Gross profit	1,816	244,449	16,854	(3,600)	259,519
Operating expenses	—	(166,215)	(11,945)	3,600	(174,560)
Operating income	1,816	78,234	4,909	—	84,959
Interest expense	(9,510)	(3,049)	—	3,029	(9,530)
Other income	3,096	260	41	(3,029)	368
(Loss) income before income taxes	(4,598)	75,445	4,950	—	75,797
Income tax benefit (provision)	2,248	(26,613)	(1,356)	—	(25,721)
(Loss) income before equity in earnings of consolidated subsidiaries	(2,350)	48,832	3,594	—	50,076
Equity in earnings of consolidated subsidiaries	52,426	3,594	—	(56,020)	—
Net income	$50,076	$52,426	$3,594	$(56,020)	$50,076

Comprehensive income	$53,125	$55,177	$6,023	$(61,200)	$53,125

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended June 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$315,450	$17,340	$—	$332,790
Service revenue	2,175	43,951	6,324	(3,807)	48,643
Total revenue	2,175	359,401	23,664	(3,807)	381,433
Cost of products	—	(104,292)	(7,158)	—	(111,450)
Cost of services	(1,316)	(20,036)	(2,238)	1,493	(22,097)
Total cost of revenue	(1,316)	(124,328)	(9,396)	1,493	(133,547)
Gross profit	859	235,073	14,268	(2,314)	247,886
Operating expenses	—	(157,274)	(10,465)	2,314	(165,425)
Operating income	859	77,799	3,803	—	82,461
Interest expense	(9,555)	(2,979)	—	2,971	(9,563)
Other income (expense)	2,372	(59)	800	(2,971)	142
(Loss) income before income taxes	(6,324)	74,761	4,603	—	73,040
Income tax benefit (provision)	2,929	(26,690)	(1,127)	—	(24,888)
(Loss) income before equity in earnings of consolidated subsidiaries	(3,395)	48,071	3,476	—	48,152
Equity in earnings of consolidated subsidiaries	51,547	3,476	—	(55,023)	—
Net income	$48,152	$51,547	$3,476	$(55,023)	$48,152

Comprehensive income	$46,788	$49,916	$1,325	$(51,241)	$46,788

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Six Months Ended June 30, 2014
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$643,692	$46,435	$—	$690,127
Service revenue	43,130	111,747	15,079	(47,718)	122,238
Total revenue	43,130	755,439	61,514	(47,718)	812,365
Cost of products	—	(214,702)	(23,234)	—	(237,936)
Cost of services	(43,795)	(49,205)	(5,146)	45,262	(52,884)
Total cost of revenue	(43,795)	(263,907)	(28,380)	45,262	(290,820)
Gross profit	(665)	491,532	33,134	(2,456)	521,545
Operating expenses	—	(333,980)	(24,266)	2,456	(355,790)
Operating (loss) income	(665)	157,552	8,868	—	165,755
Interest expense	(18,976)	(6,471)	—	6,350	(19,097)
Other income	5,699	932	218	(6,350)	499
(Loss) income before income taxes	(13,942)	152,013	9,086	—	147,157
Income tax benefit (provision)	5,954	(53,168)	(2,544)	—	(49,758)
(Loss) income before equity in earnings of consolidated subsidiaries	(7,988)	98,845	6,542	—	97,399
Equity in earnings of consolidated subsidiaries	105,387	6,542	—	(111,929)	—
Net income	$97,399	$105,387	$6,542	$(111,929)	$97,399

Comprehensive income	$98,579	$105,972	$6,482	$(112,454)	$98,579

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Six Months Ended June 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$641,341	$31,325	$—	$672,666
Service revenue	4,351	86,544	13,052	(7,626)	96,321
Total revenue	4,351	727,885	44,377	(7,626)	768,987
Cost of products	—	(211,385)	(12,336)	—	(223,721)
Cost of services	(2,654)	(39,051)	(4,447)	3,029	(43,123)
Total cost of revenue	(2,654)	(250,436)	(16,783)	3,029	(266,844)
Gross profit	1,697	477,449	27,594	(4,597)	502,143
Operating expenses	—	(325,834)	(20,711)	4,597	(341,948)
Operating income	1,697	151,615	6,883	—	160,195
Interest expense	(19,022)	(4,823)	—	4,802	(19,043)
Other income (expense)	4,090	(347)	1,550	(4,802)	491
(Loss) income before income taxes	(13,235)	146,445	8,433	—	141,643
Income tax benefit (provision)	6,579	(51,923)	(2,272)	—	(47,616)
(Loss) income before equity in earnings of consolidated subsidiaries	(6,656)	94,522	6,161	—	94,027
Equity in earnings of consolidated subsidiaries	100,683	6,161	—	(106,844)	—
Net income	$94,027	$100,683	$6,161	$(106,844)	$94,027

Comprehensive income	$92,038	$98,160	$2,599	$(100,759)	$92,038

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2014
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(1,237)	$120,051	$4,995	$2,040	$125,849

Cash flows from investing activities:
Purchases of capital assets	(334)	(18,400)	(1,117)	—	(19,851)
Payments for acquisitions, net of cash acquired	—	(8,886)	—	—	(8,886)
Proceeds from company-owned life insurance policies	764	—	—	—	764
Other	(206)	421	7	—	222
Net cash provided (used) by investing activities	224	(26,865)	(1,110)	—	(27,751)
Cash flows from financing activities:
Net payments on short-term debt	—	(125)	—	—	(125)
Payments on long-term debt	(449)	(20)	(3)	—	(472)
Payments for debt issue costs	(1,029)	—	—	—	(1,029)
Proceeds from issuing shares under employee plans	7,133	—	—	—	7,133
Excess tax benefit from share-based employee awards	2,027	—	—	—	2,027
Payments for common shares repurchased	(51,940)	—	—	—	(51,940)
Cash dividends paid to shareholders	(27,677)	—	—	—	(27,677)
Advances from (to) consolidated subsidiaries	93,117	(93,381)	264	—	—
Net cash provided (used) by financing activities	21,182	(93,526)	261	—	(72,083)

Effect of exchange rate change on cash	—	—	(162)	—	(162)

Net change in cash and cash equivalents	20,169	(340)	3,984	2,040	25,853
Cash and cash equivalents, beginning of year	71,972	6,991	45,229	(3,103)	121,089
Cash and cash equivalents, end of period	$92,141	$6,651	$49,213	$(1,063)	$146,942

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(6,558)	$100,155	$8,545	$—	$102,142

Cash flows from investing activities:
Purchases of capital assets	—	(15,717)	(873)	—	(16,590)
Payments for acquisitions, net of cash acquired	—	(35,080)	—	—	(35,080)
Proceeds from company-owned life insurance policies	3,641	958	—	—	4,599
Other	1,340	45	4	—	1,389
Net cash provided (used) by investing activities	4,981	(49,794)	(869)	—	(45,682)
Cash flows from financing activities:
Payments on long-term debt	(41)	—	—	—	(41)
Payments for debt issue costs	(207)	—	—	—	(207)
Change in book overdrafts	51	(3,200)	—	3,200	51
Proceeds from issuing shares under employee plans	9,366	—	—	—	9,366
Excess tax benefit from share-based employee awards	1,121	—	—	—	1,121
Payments for common shares repurchased	(32,000)	—	—	—	(32,000)
Cash dividends paid to shareholders	(25,362)	—	—	—	(25,362)
Advances from (to) consolidated subsidiaries	48,507	(47,409)	(1,098)	—	—
Net cash provided (used) by financing activities	1,435	(50,609)	(1,098)	3,200	(47,072)

Effect of exchange rate change on cash	—	—	(1,993)	—	(1,993)

Net change in cash and cash equivalents	(142)	(248)	4,585	3,200	7,395
Cash and cash equivalents, beginning of year	14,862	3,228	31,346	(4,001)	45,435
Cash and cash equivalents, end of period	$14,720	$2,980	$35,931	$(801)	$52,830

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

Throughout the past several years, we have focused on opportunities to increase revenue and operating income, while maintaining strong operating margins. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, including marketing solutions and other services offerings. During the remainder of 2014, we will continue our focus in these areas, with an emphasis on profitable revenue growth, increasing revenue from our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services opportunities.

Earnings for the first half of 2014, as compared to the first half of 2013, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our fulfillment, sales and marketing, and information technology organizations. These increases in earnings were partially offset by volume reductions for our personal check businesses, due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities, including product and service enhancements.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). We made no significant changes to our strategies during the first half of 2014.

Consistent with our strategy, during the first half of 2014, we purchased the operations of several small business distributors for $4.6 million, net of cash acquired. We also purchased all of the outstanding capital stock of NetClime, Inc. for cash of $2.0 million, net of cash acquired, as well as selected assets of Gift Box Corporation of America (GBCA) for cash of $1.8 million. NetClime is a provider of website development software and GBCA is a supplier of retail packaging solutions, including gift boxes, bags, bows, ribbons and wraps. The results of operations of each of these businesses from their acquisition dates are included in our Small Business Services segment.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2013 Form 10-K, we anticipated that we would realize net cost reductions of approximately $55 million in 2014, as compared to our 2013 results of operations. To date, we have realized approximately $30 million of net cost reductions primarily from our sales, marketing, fulfillment and information technology organizations, and we are currently on track to realize approximately $55 million of net cost reductions during 2014.

Outlook for 2014

We anticipate that consolidated revenue will be between $1.635 billion and $1.655 billion for 2014, compared to $1.585 billion for 2013. In Small Business Services, we expect revenue to increase between 7% and 8% compared to 2013 revenue of $1.050 billion, as volume declines in core business products are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. The anticipated revenue increase includes incremental revenue from the VerticalResponse acquisition in June 2013. In Financial Services, we expect revenue to range from flat to up 1% compared to 2013 revenue of $343.2 million. We expect that year-over-year check order declines of approximately 6%, as well as pricing pressure on contract renewals, will be offset by continued growth in non-check revenue, including incremental revenue from the Acton Marketing acquisition in August 2013 and the Destination Rewards acquisition in December 2013. Additionally, we expect Financial Services revenue to benefit from higher revenue per order, a full year of revenue from a new large financial institution client acquired in the third quarter of 2013, and a quarter of revenue from a new client recently acquired. In Direct Checks, we expect revenue to decline approximately 9% compared to 2013 revenue of $191.4 million, driven by check order volume declines.

We expect that 2014 diluted earnings per share will be between $3.96 and $4.06, including $0.08 per share for restructuring and transaction costs related to acquisitions, compared to $3.65 for 2013, which included total charges of $0.22 per share related to restructuring, an asset impairment charge and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities and lower fourth quarter interest expense will be partially offset by a continued sluggish economy, increases in medical expenses, material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced e-commerce capabilities. We estimate that our annual effective tax rate for 2014 will be approximately 34.0%, compared to 33.6% for 2013. A number of discrete credits to income tax expense in 2013 collectively reduced our 2013 tax rate by 0.7 points.

We anticipate that net cash provided by operating activities will be between $270 million and $280 million in 2014, compared to $262 million in 2013, driven by higher earnings, lower contributions to our trust used to fund medical benefits, and lower employee performance-based compensation payments, partially offset by higher income tax payments. We anticipate contract acquisition payments of approximately $15 million in 2014, and we estimate that capital spending will be approximately $40 million in 2014, as we continue to invest in key revenue growth initiatives, as well as order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including required interest and principal payments related to our long-term debt, dividend payments, capital expenditures and possible small-to-medium-sized acquisitions. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor channel. In April 2014, our board of directors increased our quarterly dividend amount from $0.25 per share to $0.30 per share. Dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. We also anticipate that we will repurchase additional shares during the remainder of 2014, although not at the level we did during the first half of 2014. For the foreseeable future, we plan to allocate more funding to common share repurchases than we have in previous years. To the extent we generate cash flow in excess of these priorities, we plan to accumulate cash in advance of our October 2014 senior note maturity of $253.5 million. In February 2014, we increased the amount available for borrowing under our credit facility from $200.0 million to $350.0 million, along with extending the term of the agreement from February 2017 to February 2019. We currently anticipate using cash on hand and our credit facility to meet the October 2014 debt obligation. We may also, from time to time, consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2013 Form 10-K. There were no significant changes in these items during the first half of 2014.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2014	2013	Change	2014	2013	Change
Total revenue	$405,410	$381,433	6.3%	$812,365	$768,987	5.6%
Orders(1)	13,062	13,001	0.5%	25,577	26,333	(2.9%)
Revenue per order	$31.04	$29.34	5.8%	$31.76	$29.20	8.8%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the second quarter and first half of 2014, as compared to the same periods in 2013, was primarily due to price increases in all three segments and growth in marketing solutions and other services revenue, including incremental revenue from acquisitions, as well as growth in our Small Business Services distributor channel. These revenue increases were partially offset by lower order volume for our personal check businesses, continued pricing pressure on contract renewals within Financial Services and decreased volume for our core Small Business Services business products.

Service revenue represented 15.0% of total revenue for the first half of 2014 and 12.5% for the first half of 2013. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Checks, including contract settlements	53.7%	57.0%	54.2%	57.7%
Forms	12.2%	13.3%	12.2%	13.0%
Accessories and other products	11.0%	9.1%	11.1%	9.4%
Marketing solutions, including services	17.7%	14.9%	16.7%	14.1%
Other services	5.4%	5.7%	5.8%	5.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders increased slightly for the second quarter of 2014, as compared to the second quarter of 2013, due to growth in the Small Business Services distributor channel and in marketing solutions and other services, partially offset by the continuing decline in check and forms usage. The volume decline for our Financial Services segment for the second quarter of 2014 was lower than for the first half of 2014.

The number of orders decreased for the first half of 2014, as compared to the first half of 2013, due primarily to the continuing decline in check and forms usage, partially offset by growth in the Small Business Services distributor channel and in marketing solutions and other services.

Revenue per order increased for the second quarter and first half of 2014, as compared to the same periods in 2013, primarily due to the benefit of price increases in all three segments, as well as a continued shift from personal check orders to higher dollar Small Business Services orders. At the same time, Financial Services continues to experience pricing pressure on contract renewals.

Consolidated Gross Margin

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Gross profit	$259,519	$247,886	4.7%	$521,545	$502,143	3.9%
Gross margin	64.0%	65.0%	(1.0) pts.	64.2%	65.3%	(1.1) pts.

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

Gross margin decreased for the second quarter and first half of 2014, as compared to the same periods in 2013, due primarily to the shift in our revenue mix to lower margin services and outsourced products, as well as higher delivery rates and material costs in 2014. These decreases in gross margin were partially offset by the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives.

Consolidated Selling, General & Administrative Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	Change	2014	2013	Change
SG&A expense	$173,546	$164,501	5.5%	$351,476	$339,653	3.5%
SG&A expense as a percentage of total revenue	42.8%	43.1%	(0.3) pts.	43.3%	44.2%	(0.9) pts.

The increase in SG&A expense for the second quarter and first half of 2014, as compared to the same periods in 2013, was driven primarily by incremental operating expenses of the businesses we acquired in 2014 and 2013 and investments in revenue growth opportunities, including efforts to grow our Small Business Services distributor channel. In addition, performance-based compensation expense and medical costs increased as compared to 2013. These increases were partially offset by various expense reduction initiatives within sales, marketing and our shared services organizations, including improved labor efficiency.

Net Restructuring Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Net restructuring charges	$1,014	$924	$90	$4,314	$2,295	$2,019

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including information technology costs, employee and equipment moves, training and travel. In addition to the restructuring charges shown here, total cost of revenue in our consolidated statements of comprehensive income included net restructuring credits of $0.1 million for the second quarter of 2014, and net restructuring charges of $0.1 million for the second quarter of 2013, $0.1 million for the first half of 2014, and $0.2 million for the first half of 2013. Further information can be found under Restructuring Costs.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Interest expense	$9,530	$9,563	(0.3%)	$19,097	$19,043	0.3%
Weighted-average debt outstanding	655,806	654,237	0.2%	655,771	654,202	0.2%
Weighted-average interest rate	5.30%	5.33%	(0.03) pts.	5.30%	5.33%	(0.03) pts.

Interest expense for the second quarter and first half of 2014, was virtually flat as compared to the same periods in 2013, as our average debt outstanding and weighted-average interest rate in 2014 approximated the 2013 amounts.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Income tax provision	$25,721	$24,888	3.3%	$49,758	$47,616	4.5%
Effective tax rate	33.9%	34.1%	(0.2) pts.	33.8%	33.6%	0.2 pts.

The slight decrease in our effective tax rate for the second quarter of 2014, as compared to the second quarter of 2013, was primarily due to a decrease in our state income tax rate in 2014. Partially offsetting this decrease was a lower current year research and development credit, as the law allowing for the federal credit expired at the end of 2013 and extension legislation for 2014 has not yet been enacted.

The slight increase in our effective tax rate for the first half of 2014, as compared to the first half of 2013, was primarily due to discrete credits to income tax expense in the first half of 2013, which collectively reduced our effective tax rate 0.7 points, and which related primarily to the impact of federal legislation enacted in January 2013 which allowed us to claim the research and development credit on our 2012 federal income tax return. Additionally, our current year research and development credit is lower than in the first half of 2013, as the law allowing for the federal credit expired at the end of 2013 and extension legislation for 2014 has not yet been enacted. Partially offsetting these increases in our effective tax rate relative to 2013 were discrete credits to income tax expense in the first half of 2014, which collectively reduced our effective tax rate by 0.4 points. Additionally, our state income tax rate decreased in 2014.

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

Net restructuring charges for each period were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Severance accruals	$1,122	$884	$2,667	$1,874
Severance reversals	(285)	(179)	(595)	(478)
Operating lease obligations	—	2	—	2
Operating lease obligations reversal	—	—	—	(157)
Net restructuring accruals	837	707	2,072	1,241
Other costs	87	344	2,384	1,259
Net restructuring charges	$924	$1,051	$4,456	$2,500

Number of employees included in severance accruals	25	30	65	50

The majority of the employee reductions included in our restructuring accruals are expected to be completed by the end of 2014, and we expect most of the related severance payments to be paid by early 2015, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $3 million in total cost of revenue and $11 million in SG&A expense in 2014, in comparison to our 2013 results of operations, which represents a portion of the estimated $55 million of total net cost reductions we expect to realize in 2014. Expense reductions consist primarily of labor and facility costs.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Total revenue	$273,763	$251,825	8.7%	$543,607	$500,144	8.7%
Operating income	48,765	46,193	5.6%	92,356	84,790	8.9%
Operating margin	17.8%	18.3%	(0.5) pts.	17.0%	17.0%	—

The increase in total revenue for the second quarter and first half of 2014, as compared to the same periods in 2013, was due primarily to growth in marketing solutions and other services revenue, including incremental revenue from acquisitions, as well as growth in our distributor channel and price increases. These increases in revenue were partially offset by a decrease in volume for our core business products.

The increase in operating income for the second quarter and first half of 2014, as compared to the same periods in 2013, was primarily due to price increases, benefits of our cost reduction initiatives and planned lower spending on brand awareness initiatives relative to 2013, as well as lower amortization expense related to previous acquisitions. Brand awareness spending decreased as we incurred considerable production start-up expenses in 2013. Partially offsetting these increases in operating income and operating margin was the shift in our revenue mix to lower margin services and outsourced products, an increase in investments in revenue growth opportunities, including those to grow our distributor channel, and increases in delivery rates, material costs, performance-based compensation and medical costs in 2014. In addition, restructuring charges for the first half of 2014 were $2.1 million higher than in the first half of 2013.

The decrease in operating margin for the second quarter of 2014, as compared to the second quarter of 2013, was due primarily to increased SG&A expense associated with acquisitions and investments in revenue growth opportunities.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Total revenue	$88,497	$83,082	6.5%	$177,610	$170,213	4.3%
Operating income	22,300	21,554	3.5%	43,929	44,492	(1.3%)
Operating margin	25.2%	25.9%	(0.7) pts.	24.7%	26.1%	(1.4) pts.

The increase in revenue for the second quarter and first half of 2014, as compared to the same periods in 2013, was due to price increases and growth in marketing solutions and other services, including incremental revenue from the acquisitions of Acton Marketing in August 2013 and Destination Rewards in December 2013. Partially offsetting these revenue increases was lower order volume, resulting primarily from the continued decline in check usage, and continuing competitive pricing pressure on contract renewals.

Operating income increased for the second quarter of 2014, as compared to the second quarter of 2013, primarily due to price increases and the benefit of our continuing cost reduction initiatives. Partially offsetting these increases in operating income were increased delivery and material costs in 2014, as well as the impact of acquisitions. Operating margin decreased for the second quarter of 2014, as compared to the second quarter of 2013, primarily due to the increased material and delivery rates and the impact of acquisitions.

Operating income and operating margin decreased for the first half of 2014, as compared to the first half of 2013, primarily due to increased delivery and material costs in 2014, as well as the impact of acquisitions. Partially offsetting these decreases in operating income and operating margin were price increases and the benefit of our continuing cost reduction initiatives.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Total revenue	$43,150	$46,526	(7.3%)	$91,148	$98,630	(7.6%)
Operating income	13,894	14,714	(5.6%)	29,470	30,913	(4.7%)
Operating margin	32.2%	31.6%	0.6 pts.	32.3%	31.3%	1.0 pts.

The decrease in revenue for the second quarter and first half of 2014, as compared to the same periods in 2013, was due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting the revenue decline was higher revenue per order, partly due to price increases.

The decrease in operating income for the second quarter and first half of 2014, as compared to the same periods in 2013, was due primarily to the lower order volume and increased delivery rates and material costs in 2014. These decreases in operating income were partially offset by benefits from our cost reduction initiatives and price increases.

Operating margin increased for the second quarter and first half of 2014, as compared to the same periods in 2013, as the benefits from our cost reduction initiatives and price increases exceeded the impact of increased delivery rates and material costs in 2014.

CASH FLOWS AND LIQUIDITY

As of June 30, 2014, we held cash and cash equivalents of $146.9 million. The following table shows our cash flow activity for the six months ended June 30, 2014 and 2013, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$125,849	$102,142	$23,707
Net cash used by investing activities	(27,751)	(45,682)	17,931
Net cash used by financing activities	(72,083)	(47,072)	(25,011)
Effect of exchange rate change on cash	(162)	(1,993)	1,831
Net change in cash and cash equivalents	$25,853	$7,395	$18,458

The $23.7 million increase in net cash provided by operating activities for the first half of 2014, as compared to the first half of 2013, was primarily due to the positive impact of working capital changes, higher cash provided by earnings, a $9.8 million decrease in the funding of medical benefits, as we utilized more of the plan assets of our postretirement benefit plan and reduced pre-funding of the trust used to pay medical benefits, and a $5.2 million decrease in employee performance-based compensation payments related to our 2013 performance. These increases in net cash provided by operating activities were partially offset by a $5.9 million increase in income tax payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2014	2013	Change
Income tax payments	$52,076	$46,194	$5,882
Employee performance-based compensation payments	25,050	30,286	(5,236)
Interest payments	19,675	19,109	566
Funding of medical benefits	9,300	19,078	(9,778)
Severance payments	4,714	3,445	1,269
Contract acquisition payments	4,326	5,753	(1,427)

Net cash used by investing activities in the first half of 2014 was $17.9 million lower than the first half of 2013, driven primarily by a decrease in payments for acquisitions of $26.2 million. In 2014, we acquired small business distributors, NetClime, Inc. and Gift Box Corporation of America for an aggregate of $8.9 million, net of cash acquired. In 2013, we acquired VerticalResponse and small business distributors for an aggregate of $35.1 million, net of cash acquired. Partially offsetting this decrease in cash used by investing activities was a decrease of $3.8 million in benefits received from company-owned life insurance policies, as well as an increase of $3.3 million in purchases of capital assets, as we continue to invest in key revenue growth initiatives and in order fulfillment and information technology infrastructure.

Net cash used by financing activities in the first half of 2014 was $25.0 million higher than the first half of 2013 due primarily to an increase of $19.9 million in payments to repurchase common shares. In addition, dividend payments increased $2.3 million, as we increased our per share dividend amount in the second quarter of 2014, and proceeds from issuing shares under employee plans decreased $2.2 million, as fewer stock options were exercised in 2014.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2014	2013	Change
Proceeds from issuing shares under employee plans	$7,133	$9,366	$(2,233)
Proceeds from company-owned life insurance policies	764	4,599	(3,835)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2014	2013	Change
Payments for common shares repurchased	$51,940	$32,000	$19,940
Cash dividends paid to shareholders	27,677	25,362	2,315
Purchases of capital assets	19,851	16,590	3,261
Payments for acquisitions, net of cash acquired	8,886	35,080	(26,194)

We anticipate that net cash provided by operating activities will be between $270 million and $280 million in 2014, compared to $262 million in 2013, driven by higher earnings, lower contributions to our trust used to fund medical benefits, and lower employee performance-based compensation payments, partially offset by higher income tax payments. We anticipate that net cash generated by operating activities in 2014 will be utilized for share repurchases, dividend payments, capital expenditures of approximately $40 million and possible small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. We plan to accumulate cash in advance of our October 2014 senior note maturity of $253.5 million. In February 2014, we increased the amount available for borrowing under our credit facility from $200.0 million to $350.0 million, along with extending the term of the agreement from February 2017 to February 2019. We currently anticipate using cash on hand and our credit facility to meet the October 2014 debt obligation. We may also, from time to time, consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means.

As of June 30, 2014, our subsidiaries located in Canada held cash and marketable securities of $49.6 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and marketable securities into the U.S. at one time, we would incur a U.S. tax liability of approximately $7 million, based on current federal tax law.

We had $341.0 million available for borrowing under our credit facility as of June 30, 2014. We believe that net cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including required interest and principal payments related to our long-term debt, share repurchases, dividend payments, capital expenditures and possible small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $646.0 million as of June 30, 2014, an increase of $5.3 million from December 31, 2013. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of June 30, 2014, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of June 30, 2014 included a $9.8 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2013, this fair value adjustment was a decrease of $14.7 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 7: Derivative financial instruments” and “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2013 Form 10-K.

Our capital structure for each period was as follows:

	June 30, 2014		December 31, 2013
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$257,826	6.6%	$257,408	6.6%	$418
Floating interest rate	388,150	4.5%	383,296	4.5%	4,854
Total debt	645,976	5.3%	640,704	5.3%	5,272
Shareholders’ equity	581,833		550,457		31,376
Total capital	$1,227,809		$1,191,161		$36,648

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 2.1 million shares remained available for purchase under this authorization as of June 30, 2014. During the first half of 2014, we purchased 1.0 million shares for $51.9 million. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of June 30, 2014, we had a $350.0 million credit facility, which expires in February 2019. Our commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of June 30, 2014 and we expect to remain in compliance with all debt covenants throughout the next 12 months.

No amounts were outstanding under our credit facility during the first half of 2014 or during 2013. As of June 30, 2014, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$350,000
Outstanding letters of credit(1)	(9,000)
Net available for borrowing as of June 30, 2014	$341,000
(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the six months ended June 30, 2014 and 2013 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $4.3 million for the first half of 2014 and $5.8 million for the first half of 2013. We anticipate cash payments of approximately $15 million for the year ending December 31, 2014.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $13.1 million as of June 30, 2014 and $3.9 million as of December 31, 2013. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $41.8 million as of June 30, 2014 and $2.4 million as of December 31, 2013.

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

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2013 Form 10-K. There were no significant changes in these obligations during the first half of 2014.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the first half of 2014 or during 2013.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2013 Form 10-K. There were no changes in these policies during the first half of 2014.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting pronouncement adopted during 2014 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for us on January 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We are currently assessing the impact of this new standard on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The new standard also expands the required financial statement disclosures regarding revenue recognition. The new guidance is effective for us on January 1, 2017. We are currently assessing the impact of this new standard on our consolidated financial statements, as well as the method of transition that we will use in adopting the new standard.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The new guidance is effective for us on January 1, 2016. We currently have share-based payment awards that fall within the scope of this standard. Our current accounting treatment is in compliance with the new standard, so we expect no impact on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2014, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing October 2014, including increase of $538 related to cumulative change in fair value of hedged debt	$254,024	$255,852	4.3%
Long-term notes maturing March 2019	200,000	214,900	7.0%
Long-term notes maturing November 2020, including decrease of $10,377 related to cumulative change in fair value of hedged debt	189,623	212,180	4.9%
Capital lease obligations	2,329	2,329	2.1%
Total debt	$645,976	$685,261	5.3%

(1) For our long-term notes, fair value is based on quoted market prices as of June 30, 2014 for identical liabilities when traded as assets. Capital lease obligations are presented at their carrying amount.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of June 30, 2014, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of June 30, 2014 included a $9.8 million decrease related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness can be found under the caption “Note 8: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $2.0 million change in interest expense for the first half of 2014, excluding any hedge ineffectiveness related to our interest rate swaps.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which were completed during the second quarter of 2014:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2014 - April 30, 2014	—	$—	—	2,472,904
May 1, 2014 - May 31, 2014	327,675	54.78	327,675	2,145,229
June 1, 2014 - June 30, 2014	37,522	54.87	37,522	2,107,707
Total	365,197	$54.79	365,197	2,107,707

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 2.1 million shares remained available for purchase under this authorization as of June 30, 2014.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2014, we withheld 8 shares in conjunction with the vesting and exercise of equity-based awards.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2014 and 2013, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Condensed Notes to Unaudited Consolidated Financial Statements**
Filed herewith
___________________
* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: August 1, 2014	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2014	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2014	/s/ Jeffrey J. Bata
Jeffrey J. Bata Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2014 and 2013, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Condensed Notes to Unaudited Consolidated Financial Statements