Form 10-Q
period 2014-09-30
DELUXE CORP
filed 2014-10-30
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 20, 2014 was 49,671,746.

PART I − FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$188,001	$121,089
Trade accounts receivable (net of allowances for uncollectible accounts of $3,464 and $3,861, respectively)	91,368	88,049
Inventories and supplies	36,099	28,966
Deferred income taxes	5,695	6,946
Funds held for customers	39,546	42,425
Other current assets	34,287	31,838
Total current assets	394,996	319,313
Deferred income taxes	1,510	1,851
Long-term investments (including $2,332 and $2,407 of investments at fair value, respectively)	46,025	44,451
Property, plant and equipment (net of accumulated depreciation of $367,021 and $360,926, respectively)	94,448	101,343
Assets held for sale	26,798	25,451
Intangibles (net of accumulated amortization of $380,883 and $346,086, respectively)	147,169	153,576
Goodwill	822,920	822,777
Other non-current assets	137,598	100,767
Total assets	$1,671,464	$1,569,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,280	$71,492
Accrued liabilities	177,115	162,990
Long-term debt due within one year	254,291	255,589
Total current liabilities	505,686	490,071
Long-term debt	390,321	385,115
Deferred income taxes	83,941	82,814
Other non-current liabilities	87,348	61,072
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2014 – 49,670; 2013 – 50,344)	49,670	50,344
Additional paid-in capital	2,849	22,596
Retained earnings	586,739	510,941
Accumulated other comprehensive loss	(35,090)	(33,424)
Total shareholders’ equity	604,168	550,457
Total liabilities and shareholders’ equity	$1,671,464	$1,569,529

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenue	$350,607	$342,187	$1,040,734	$1,014,853
Service revenue	62,597	55,893	184,835	152,214
Total revenue	413,204	398,080	1,225,569	1,167,067
Cost of products	(125,917)	(116,721)	(363,852)	(340,442)
Cost of services	(24,233)	(25,502)	(77,117)	(68,625)
Total cost of revenue	(150,150)	(142,223)	(440,969)	(409,067)
Gross profit	263,054	255,857	784,600	758,000
Selling, general and administrative expense	(175,661)	(173,359)	(527,138)	(513,013)
Net restructuring charges	(4,193)	(2,780)	(8,507)	(5,075)
Asset impairment charge	(6,468)	—	(6,468)	—
Operating income	76,732	79,718	242,487	239,912
Interest expense	(9,580)	(9,662)	(28,677)	(28,704)
Other income	321	557	820	1,048
Income before income taxes	67,473	70,613	214,630	212,256
Income tax provision	(23,042)	(23,710)	(72,800)	(71,326)
Net income	$44,431	$46,903	$141,830	$140,930

Comprehensive income	$41,585	$48,907	$140,164	$140,945

Basic earnings per share	$0.89	$0.93	$2.83	$2.77
Diluted earnings per share	0.88	0.92	2.80	2.75
Cash dividends per share	0.30	0.25	0.85	0.75

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2013	50,344	$50,344	$22,596	$510,941	$(33,424)	$550,457
Net income	—	—	—	141,830	—	141,830
Cash dividends	—	—	—	(42,631)	—	(42,631)
Common shares issued	525	525	10,580	—	—	11,105
Tax impact of share-based awards	—	—	2,225	—	—	2,225
Common shares repurchased	(1,133)	(1,133)	(35,585)	(23,401)	—	(60,119)
Other common shares retired	(66)	(66)	(3,304)	—	—	(3,370)
Fair value of share-based compensation	—	—	6,337	—	—	6,337
Other comprehensive income	—	—	—	—	(1,666)	(1,666)
Balance, September 30, 2014	49,670	$49,670	$2,849	$586,739	$(35,090)	$604,168

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$141,830	$140,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,700	13,443
Amortization of intangibles	35,845	34,878
Asset impairment charge	6,468	—
Amortization of contract acquisition costs	13,180	12,633
Deferred income taxes	116	1,563
Employee share-based compensation expense	6,997	5,554
Other non-cash items, net	7,708	7,979
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(5,547)	(7,492)
Inventories and supplies	(2,016)	(1,541)
Other current assets	(4,730)	(527)
Non-current assets	(1,860)	(5,731)
Accounts payable	1,598	(2,043)
Contract acquisition payments	(9,831)	(10,551)
Other accrued and non-current liabilities	901	(5,122)
Net cash provided by operating activities	203,359	183,973
Cash flows from investing activities:
Purchases of capital assets	(29,649)	(26,786)
Payments for acquisitions, net of cash acquired	(12,144)	(48,114)
Proceeds from company-owned life insurance policies	897	4,599
Other	462	1,472
Net cash used by investing activities	(40,434)	(68,829)
Cash flows from financing activities:
Net payments on short-term debt	(125)	—
Payments on long-term debt	(820)	(1,456)
Payments for debt issue costs	(1,085)	(236)
Change in book overdrafts	—	(270)
Proceeds from issuing shares under employee plans	8,814	12,881
Excess tax benefit from share-based employee awards	2,581	1,582
Payments for common shares repurchased	(60,119)	(33,798)
Cash dividends paid to shareholders	(42,631)	(38,027)
Net cash used by financing activities	(93,385)	(59,324)

Effect of exchange rate change on cash	(2,628)	(1,215)

Net change in cash and cash equivalents	66,912	54,605
Cash and cash equivalents, beginning of year	121,089	45,435
Cash and cash equivalents, end of period	$188,001	$100,040

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of September 30, 2014, the consolidated statements of comprehensive income for the quarters and nine months ended September 30, 2014 and 2013, the consolidated statement of shareholders’ equity for the nine months ended September 30, 2014, and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. The consolidated balance sheet as of December 31, 2013 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for us on January 1, 2015 and is to be applied prospectively. As such, we will apply this standard to any new disposals or new classifications of disposal groups as held for sale which occur on or after January 1, 2015.

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

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

	September 30, 2014	December 31, 2013
Raw materials	$5,761	$5,426
Semi-finished goods	8,948	8,361
Finished goods	18,264	11,948
Supplies	3,126	3,231
Inventories and supplies	$36,099	$28,966

Available-for-sale securities – Available-for-sale securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	September 30, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities (funds held for customers)(1)	$9,553	$—	$(211)	$9,342
Money market securities (cash equivalents)	2,996	—	—	2,996
Canadian money market fund (other current assets)	1,958	—	—	1,958
Total available-for-sale securities	$14,507	$—	$(211)	$14,296

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2014, also included cash of $30,204.

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market securities (cash equivalents)	$70,001	$—	$—	$70,001
Funds held for customers:
Canadian and provincial government securities	9,901	—	(343)	9,558
Canadian guaranteed investment certificate	5,178	—	—	5,178
Available-for-sale securities (funds held for customers)(1)	15,079	—	(343)	14,736
Canadian money market fund (other current assets)	2,045	—	—	2,045
Total available-for-sale securities	$87,125	$—	$(343)	$86,782

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2013, also included cash of $27,689.

Expected maturities of available-for-sale securities as of September 30, 2014 were as follows:

Fair value
Due in one year or less	$4,954
Due in two to five years	6,502
Due in six to ten years	2,840
Total available-for-sale securities	$14,296

Further information regarding the fair value of available-for-sale securities can be found in Note 8: Fair value measurements.

Assets held for sale – Assets held for sale included the operations of small business distributors which we previously acquired and which consisted primarily of customer list intangible assets. The net assets of one of the small business distributors were sold during 2014, realizing a net pre-tax gain of $430. We are actively marketing the remaining assets and expect the selling prices will exceed the carrying values. Net assets held for sale consisted of the following:

	September 30, 2014	December 31, 2013	Balance sheet caption
Current assets	$136	$727	Other current assets
Intangibles	25,910	24,603	Assets held for sale
Other non-current assets	888	848	Assets held for sale
Accrued liabilities	(932)	(733)	Accrued liabilities
Non-current deferred income tax liabilities	(8,748)	(7,821)	Other non-current liabilities
Other non-current liabilities	(13)	(32)	Other non-current liabilities
Net assets held for sale	$17,241	$17,592

Intangibles – Intangibles were comprised of the following:

	September 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	363,093	(300,849)	62,244	339,995	(275,159)	64,836
Customer lists/relationships	70,418	(37,039)	33,379	63,282	(31,606)	31,676
Trade names	67,281	(36,594)	30,687	67,961	(33,642)	34,319
Other	8,160	(6,401)	1,759	9,324	(5,679)	3,645
Amortizable intangibles	508,952	(380,883)	128,069	480,562	(346,086)	134,476
Intangibles	$528,052	$(380,883)	$147,169	$499,662	$(346,086)	$153,576

Amortization of intangibles was $11,730 for the quarter ended September 30, 2014 and $11,880 for the quarter ended September 30, 2013. Amortization of intangibles was $35,845 for the nine months ended September 30, 2014 and $34,878 for the nine months ended September 30, 2013. Based on the intangibles in service as of September 30, 2014, estimated future amortization expense is as follows:

Estimated amortization expense
Remainder of 2014	$10,376
2015	35,567
2016	23,597
2017	11,785
2018	8,041

We acquire internal-use software in the normal course of business. We also acquire internal-use software and other intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the nine months ended September 30, 2014:

	Amount	Weighted-average amortization period (in years)
Internal-use software	$26,769	4
Customer lists/relationships	9,996	10
Other	50	2
Acquired intangibles	$36,815	5

Goodwill – Changes in goodwill during the nine months ended September 30, 2014 were as follows:

	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2013:
Goodwill, gross	$652,554	$41,717	$148,506	$842,777
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	632,554	41,717	148,506	822,777
Adjustment for acquisition of Destination Rewards, Inc. (Note 6)	—	(1,375)	—	(1,375)
Acquisition of NetClime, Inc. (Note 6)	1,615	—	—	1,615
Currency translation adjustment	(97)	—	—	(97)
Balance, September 30, 2014:
Goodwill, gross	654,072	40,342	148,506	842,920
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$634,072	$40,342	$148,506	$822,920

Other non-current assets – Other non-current assets were comprised of the following:

	September 30, 2014	December 31, 2013
Contract acquisition costs	$77,570	$35,421
Postretirement benefit plan asset	26,177	24,981
Loans and notes receivable from distributors	15,237	16,162
Deferred advertising costs	8,190	10,447
Other	10,424	13,756
Other non-current assets	$137,598	$100,767

Changes in contract acquisition costs during the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of year	$35,421	$43,036
Additions(1)	55,659	8,333
Amortization	(13,180)	(12,633)
Other	(330)	(381)
Balance, end of period	$77,570	$38,355

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $9,831 for the nine months ended September 30, 2014 and $10,551 for the nine months ended September 30, 2013.

Accrued liabilities – Accrued liabilities were comprised of the following:

	September 30, 2014	December 31, 2013
Funds held for customers	$38,687	$41,810
Performance-based compensation	24,602	29,544
Deferred revenue	20,771	16,897
Customer rebates	20,131	21,623
Contract acquisition costs due within one year	13,397	3,880
Interest	11,613	8,869
Restructuring due within one year (Note 9)	5,387	5,609
Other	42,527	34,758
Accrued liabilities	$177,115	$162,990

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings per share – basic:
Net income	$44,431	$46,903	$141,830	$140,930
Income allocated to participating securities	(256)	(160)	(743)	(689)
Income available to common shareholders	$44,175	$46,743	$141,087	$140,241
Weighted-average shares outstanding	49,594	50,443	49,889	50,579
Earnings per share – basic	$0.89	$0.93	$2.83	$2.77

Earnings per share – diluted:
Net income	$44,431	$46,903	$141,830	$140,930
Income allocated to participating securities	(255)	(159)	(738)	(684)
Re-measurement of share-based awards classified as liabilities	(66)	133	43	158
Income available to common shareholders	$44,110	$46,877	$141,135	$140,404
Weighted-average shares outstanding	49,594	50,443	49,889	50,579
Dilutive impact of potential common shares	448	451	448	450
Weighted-average shares and potential common shares outstanding	50,042	50,894	50,337	51,029
Earnings per share – diluted	$0.88	$0.92	$2.80	$2.75

Antidilutive options excluded from calculation	276	440	276	440

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of loss on interest rate locks(1)	$(427)	$(418)	$(1,282)	$(1,255)	Interest expense
Tax benefit	167	158	501	475	Income tax provision
Amortization of loss on interest rate locks, net of tax	(260)	(260)	(781)	(780)	Net income
Amortization of postretirement benefit plan items:
Prior service credit	355	355	1,066	1,066	(2)
Net actuarial loss	(854)	(1,110)	(2,563)	(3,330)	(2)
Total amortization	(499)	(755)	(1,497)	(2,264)	(2)
Tax benefit	139	229	418	685	(2)
Amortization of postretirement benefit plan items, net of tax	(360)	(526)	(1,079)	(1,579)	(2)
Total reclassifications, net of tax	$(620)	$(786)	$(1,860)	$(2,359)

(1) Relates to interest rate locks executed in 2004. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.
(2) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit income. Additional details can be found in Note 10: Postretirement benefits.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss were as follows:

	Postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized loss on marketable securities, net of tax(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2013	$(34,874)	$(781)	$(276)	$2,507	$(33,424)
Other comprehensive income (loss) before reclassifications	—	—	88	(3,614)	(3,526)
Amounts reclassified from accumulated other comprehensive loss	1,079	781	—	—	1,860
Net current-period other comprehensive income (loss)	1,079	781	88	(3,614)	(1,666)
Balance, September 30, 2014	$(33,795)	$—	$(188)	$(1,107)	$(35,090)

(1) Relates to interest rate locks executed in 2004. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.
(2) Other comprehensive income before reclassifications is net of income tax expense of $31.

Note 6: Acquisitions

During the nine months ended September 30, 2014, we made the following payments, net of cash acquired, for business acquisitions:

Payments for acquisitions, net of cash acquired
Small business distributors	$7,841
NetClime, Inc.	2,011
Gift Box Corporation of America(1)	1,750
Other	542
Total	$12,144

(1) We are operating this business under the name WholeStyle PackagingTM.

In May 2014, we acquired selected assets of Gift Box Corporation of America (GBCA), a supplier of retail packaging solutions, including gift boxes, bags, bows, ribbons and wraps. The allocation of the purchase price to the assets acquired and liabilities assumed was finalized during the third quarter of 2014, as we finalized the valuation of acquired inventory. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the nine months ended September 30, 2014. The results of operations of this business from its acquisition date are included in our Small Business Services segment. Intangible assets acquired consisted primarily of a customer list with a value of $1,095 and a useful life of five years, which is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair value of the customer list can be found in Note 8.

In January 2014, we acquired all of the outstanding capital stock of NetClime, Inc., a provider of website development software. The allocation of the purchase price, based upon the estimated fair value of the assets acquired and liabilities assumed, resulted in goodwill of $1,615. The acquisition resulted in goodwill as we expect to drive future revenue as we incorporate NetClime's software solution into our technology platform and the marketing solutions services we offer our customers. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the nine months ended September 30, 2014. The results of operations of this business from its acquisition date are included in our Small Business Services segment. Intangible assets acquired consisted primarily of internal-use software with an aggregate value of $1,050 and a useful life of four years, which is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair value of the internal-use software can be found in Note 8.

In December 2013, we acquired substantially all of the assets of Destination Rewards, Inc., a rewards and loyalty program provider. During the first quarter of 2014, we adjusted the valuation of the intangibles acquired, and we finalized the determination of the intangible useful lives, resulting in tax-deductible goodwill of $11,705. This is a decrease of $1,375 from the amount of goodwill as of December 31, 2013. The acquisition resulted in goodwill as we plan to offer Destination Rewards to our clients as a key component of our marketing solutions product set. The acquired intangible assets consisted primarily of customer relationships of $4,400 with a useful life of 10 years, internal-use software with an aggregate value of $4,100 and a weighted-average useful life of four years, and supplier relationships of $1,100 with a useful life of five years. All of the intangibles are being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 8.

During the nine months ended September 30, 2014, we acquired the operations of several small business distributors for aggregate cash payments of $7,841. The assets acquired consisted primarily of customer lists, $6,501 of which are being amortized using the straight-line method over a weighted-average useful life of nine years. The remaining portion of the acquired customer lists are being held for sale and are classified as such in our consolidated balance sheet as of September 30, 2014. The distributors’ results of operations are included in our Small Business Services segment from their acquisition dates. Further information regarding the calculation of the estimated fair values of the customer lists can be found in Note 8 and further information regarding net assets held for sale can be found in Note 3.

As our acquisitions were immaterial to our operating results both individually and in the aggregate, pro forma results of operations are not provided.

Note 7: Derivative financial instruments

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. The interest rate swaps related to our long-term debt due in 2020 meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and the related long-term debt are equal. The short-cut method is not being used for the interest rate swaps related to our long-term debt due in October 2014. When the change in the fair value of these interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness in each period is presented in Note 8.

Information regarding interest rate swaps as of September 30, 2014 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$745	$6	Other current assets
Fair value hedge related to long-term debt due in 2020	200,000	(11,180)	(11,180)	Other non-current liabilities
Total fair value hedges	$398,000	$(10,435)	$(11,174)

Information regarding interest rate swaps as of December 31, 2013 was as follows:

	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$2,158	$1,569	Other current assets
Fair value hedge related to long-term debt due in 2020	200,000	(16,239)	(16,239)	Other non-current liabilities
Total fair value hedges	$398,000	$(14,081)	$(14,670)

Note 8: Fair value measurements

2014 annual impairment analyses – We evaluate the carrying value of goodwill and our indefinite-lived trade name as of July 31 of each year and between annual evaluations, if events or circumstances occur that would indicate a possible impairment. As such, during the quarter ended September 30, 2014, we completed our annual impairment analyses. Our policy on impairment of indefinite-lived intangibles and goodwill, which is included under the caption "Note 1: Significant accounting policies" in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K, provides further information regarding our methodology.

In completing the 2014 annual goodwill impairment analysis, we elected to perform a quantitative assessment for all of our reporting units to which goodwill is assigned, as our previous quantitative analysis was completed during 2010. First, we calculated the estimated fair value of each reporting unit to which goodwill is assigned and compared this estimated fair value to the carrying amount of the reporting unit's net assets. In calculating the estimated fair value, we used the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue for the next five years. We applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and customary market metrics. In determining the estimated fair values of our reporting units, we were required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units' fair values was compared to our consolidated fair value as indicated by our market capitalization. If the carrying amount of a reporting unit's net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit's assets and liabilities, excluding goodwill, is estimated. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit's goodwill. We were not required to complete the second step of the goodwill impairment analysis for any of our reporting units. Our 2014 analysis indicated that the calculated fair values of our reporting units' net assets exceeded their carrying values by approximate amounts between $74,000 and $1,128,000, or by amounts between 47% and 482% above the carrying values of their net assets.

In completing the 2014 annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment which indicated that the calculated fair value of the asset exceeded its carrying value of $19,100 by approximately $31,000 as of July 31, 2014. As such, we recorded no impairment charges as a result of our 2014 impairment analyses.

Non-recurring asset impairment analysis – During the quarter ended September 30, 2014, we performed an impairment analysis related to our Small Business Services search engine marketing and optimization business. Revenue and the related cash flows from this business have been lower than previously projected, and as a result of our annual planning process completed during the third quarter of 2014, we decided to reduce the revenue base of this business in order to improve its financial performance. As such, we revised our estimates of future revenues and cash flows to reflect these decisions during the quarter ended September 30, 2014. We calculated the estimated fair values of the assets as the net present value of estimated future cash flows (level 3 fair value measurement). Our analysis resulted in an impairment charge of $6,468 during the quarter ended September 30, 2014, which reflects writing down the net book value of the related intangible assets to zero.

The asset impairment charge included the following intangible assets:

Impairment charge
Internal-use software	$4,036
Customer relationships	1,952
Trade name	480
Total impairment charge	$6,468

2014 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during the nine months ended September 30, 2014 were comprised primarily of customer lists associated with acquisitions of small business distributors and GBCA, as well as internal-use software associated with the acquisition of NetClime, Inc. (Note 6). The aggregate fair value of the acquired customer lists was $7,796 and was estimated using an income approach. The fair value of the acquired internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on data provided by NetClime. The calculated fair value of the acquired internal-use software was $1,050.

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

Recurring fair value measurements – Cash and cash equivalents as of September 30, 2014 and December 31, 2013 included available-for-sale marketable securities (Note 3). These securities consisted of investments in money market funds which are traded in active markets. As such, the fair value of the securities is determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters and nine months ended September 30, 2014 and 2013.

Funds held for customers included available-for-sale marketable securities (Note 3). These securities consisted of a mutual fund investment which invests in Canadian and provincial government securities, and as of December 31, 2013, an investment in a six-month Canadian guaranteed investment certificate (GIC) which matured in February 2014. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC approximated cost due to its relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters and nine months ended September 30, 2014 and 2013.

Other current assets included available-for-sale marketable securities (Note 3). These securities consisted of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters and nine months ended September 30, 2014 and 2013.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. During the quarters and nine months ended September 30, 2014 and 2013, net realized gains were not significant. Net unrealized losses were not significant during the nine months ended September 30, 2014 and net unrealized gains of $140 were recognized during the nine months ended September 30, 2013.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Loss) gain from derivatives	$(1,292)	$399	$3,646	$(10,782)
Gain (loss) from change in fair value of hedged debt	1,334	(411)	(3,496)	10,852
Net decrease (increase) in interest expense	$42	$(12)	$150	$70

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of September 30, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$2,996	$2,996	$—	$—
Available-for-sale marketable securities (funds held for customers)	9,342	—	9,342	—
Available-for-sale marketable securities (other current assets)	1,958	—	1,958	—
Long-term investment in mutual funds	2,332	2,332	—	—
Derivative assets	745	—	745	—
Derivative liabilities	(11,180)	—	(11,180)	—

		Fair value measurements using
	Fair value as of December 31, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$70,001	$70,001	$—	$—
Available-for-sale marketable securities (funds held for customers)	14,736	—	14,736	—
Available-for-sale marketable securities (other current assets)	2,045	—	2,045	—
Long-term investment in mutual funds	2,407	2,407	—	—
Derivative assets	2,158	—	2,158	—
Derivative liabilities	(16,239)	—	(16,239)	—

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the nine months ended September 30, 2014.

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

Loans and notes receivable from distributors – We have receivables for loans made to certain of our Safeguard® distributors. In addition, we have acquired the operations of several small business distributors which we then sold to our Safeguard distributors. In most cases, we entered into notes receivable upon the sale of the assets to the distributors. The fair value of these loans and notes receivable is calculated as the present value of expected future cash flows, discounted using an estimated interest rate based on published bond yields for companies of similar risk.

Long-term debt – The fair value of long-term debt is based on quoted prices for identical liabilities when traded as assets in an active market. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	September 30, 2014		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$185,005	$185,005	$185,005	$—	$—
Cash (funds held for customers)	30,204	30,204	30,204	—	—
Loans and notes receivable from distributors	17,555	16,618	—	—	16,618
Long-term debt, including portion due within one year(1)	642,326	675,050	675,050	—	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2013		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$51,088	$51,088	$51,088	$—	$—
Cash (funds held for customers)	27,689	27,689	27,689	—	—
Loans and notes receivable from distributors	18,047	17,051	—	—	17,051
Long-term debt, including portion due within one year(1)	638,787	684,133	684,133	—	—

(1) Amounts exclude capital lease obligations.

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Severance accruals	$4,546	$2,512	$7,213	$4,386
Severance reversals	(271)	(210)	(866)	(688)
Operating lease obligations	—	214	—	216
Operating lease obligations reversals	—	—	—	(157)
Net restructuring accruals	4,275	2,516	6,347	3,757
Other costs	80	563	2,464	1,822
Net restructuring charges	$4,355	$3,079	$8,811	$5,579

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total cost of revenue	$162	$299	$304	$504
Operating expenses	4,193	2,780	8,507	5,075
Net restructuring charges	$4,355	$3,079	$8,811	$5,579

2014 restructuring charges – During the quarter and nine months ended September 30, 2014, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. The restructuring accruals included severance benefits for approximately 145 employees for the quarter ended September 30, 2014 and severance benefits for approximately 210 employees for the nine months ended September 30, 2014. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

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

Restructuring accruals of $5,387 as of September 30, 2014 are reflected in the consolidated balance sheet in accrued liabilities. Restructuring accruals of $5,638 as of December 31, 2013 are reflected in the consolidated balance sheet as accrued liabilities of $5,609 and other non-current liabilities of $29. The majority of the employee reductions are expected to be completed in 2014, and we expect most of the related severance payments to be paid by mid-2015, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through February 2015. As of September 30, 2014, approximately 130 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

Accruals for our restructuring initiatives, summarized by year, were as follows:

	2012 initiatives	2013 initiatives	2014 initiatives	Total
Balance, December 31, 2013	$409	$5,229	$—	$5,638
Restructuring charges	21	237	6,955	7,213
Restructuring reversals	(11)	(775)	(80)	(866)
Payments	(344)	(4,379)	(1,875)	(6,598)
Balance, September 30, 2014	$75	$312	$5,000	$5,387
Cumulative amounts:
Restructuring charges	$8,012	$7,616	$6,955	$22,583
Restructuring reversals	(1,362)	(912)	(80)	(2,354)
Payments	(6,575)	(6,392)	(1,875)	(14,842)
Balance, September 30, 2014	$75	$312	$5,000	$5,387

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2013	$1,624	$1,991	$365	$1,508	$150	$—	$5,638
Restructuring charges	3,159	2,727	36	1,291	—	—	7,213
Restructuring reversals	(328)	(208)	(32)	(298)	—	—	(866)
Payments	(2,456)	(2,068)	(319)	(1,664)	(91)	—	(6,598)
Balance, September 30, 2014	$1,999	$2,442	$50	$837	$59	$—	$5,387
Cumulative amounts(1):
Restructuring charges	$8,036	$6,615	$585	$6,735	$442	$170	$22,583
Restructuring reversals	(769)	(477)	(54)	(897)	(157)	—	(2,354)
Inter-segment transfer	—	—	(25)	25	—	—	—
Payments	(5,268)	(3,696)	(456)	(5,026)	(226)	(170)	(14,842)
Balance, September 30, 2014	$1,999	$2,442	$50	$837	$59	$—	$5,387

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

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$1,138	$913	$3,415	$2,739
Expected return on plan assets	(2,183)	(2,008)	(6,550)	(6,023)
Amortization of prior service credit	(355)	(355)	(1,066)	(1,066)
Amortization of net actuarial losses	854	1,110	2,563	3,330
Net periodic benefit income	$(546)	$(340)	$(1,638)	$(1,020)

Note 11: Debt

Debt outstanding was comprised of the following:

	September 30, 2014	December 31, 2013
7.0% senior notes due March 15, 2019	$200,000	$200,000
6.0% senior notes due November 15, 2020(1)	188,820	183,761
Long-term portion of capital lease obligations	1,501	1,354
Long-term portion of debt	390,321	385,115
5.125% senior, unsecured notes due October 1, 2014, net of discount(2)	253,506	255,026
Capital lease obligations due within one year	785	563
Total debt	$644,612	$640,704

(1) Includes decrease due to cumulative change in fair value of hedged debt of $11,180 as of September 30, 2014 and $16,239 as of December 31, 2013.
(2) Includes increase due to cumulative change in fair value of hedged debt of $6 as of September 30, 2014 and $1,569 as of December 31, 2013.

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

In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes which were due in June 2015. The fair value of the notes issued in November 2012 was $212,000 as of September 30, 2014, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to March 15, 2015, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $209,550 as of September 30, 2014, based on quoted prices for identical liabilities when traded as assets.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes which matured on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments were due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. During 2011, we retired $10,000 of these notes and during 2009, we retired $11,500 of these notes. As of September 30, 2014, the fair value of the $253,500 remaining notes outstanding was $253,500, based on quoted prices for identical liabilities when traded as assets. As discussed in Note 7, we entered into interest rate swaps to hedge a portion of these notes. We utilized cash on hand and borrowings under our credit facility to settle these notes on October 1, 2014. Further information regarding this settlement can be found in Note 16.

We had capital lease obligations of $2,286 as of September 30, 2014 and $1,917 as of December 31, 2013 related to information technology hardware. The lease obligations will be paid through May 2018. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

As of December 31, 2013, we had a $200,000 credit facility which was scheduled to expire in February 2017. In February 2014, we modified the terms of this credit facility, increasing the amount available for borrowing to $350,000 and extending the term to February 2019. Our commitment fee under the amended agreement ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. No amounts were outstanding under our credit facility during the nine months ended September 30, 2014 or during 2013. As of September 30, 2014, amounts were available for borrowing under our credit facility as follows:

Total available
Credit facility commitment	$350,000
Outstanding letters of credit(1)	(12,728)
Net available for borrowing as of September 30, 2014(2)	$337,272

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.
(2) Our credit facility was utilized in October 2014 to settle maturing debt and to fund an acquisition. Further information can be found in Note 16.

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

Accruals for environmental matters were $8,090 as of September 30, 2014 and $8,294 as of December 31, 2013, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in the consolidated statements of comprehensive income for environmental matters was $1,020 for the nine months ended September 30, 2014 and $1,085 for the nine months ended September 30, 2013.

As of September 30, 2014, $3,061 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $9,850 had been paid through September 30, 2014. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of September 30, 2014. We do not anticipate significant net cash outlays for environmental matters in 2014. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,155 as of September 30, 2014 and $4,560 as of December 31, 2013, is accounted for on a discounted basis. The difference between the discounted and undiscounted workers' compensation liability was not significant as of September 30, 2014 or December 31, 2013. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not recorded on a discounted basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a discounted basis. Our total liability for these medical and dental benefits totaled $3,340 as of September 30, 2014 and $3,322 as of December 31, 2013. The difference between the discounted and undiscounted medical and dental liability was $149 as of September 30, 2014 and December 31, 2013.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 13: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 1,962 shares remained available for purchase under this authorization as of September 30, 2014. During the nine months ended September 30, 2014, we repurchased 1,133 shares for $60,119.

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

The following is our segment information as of and for the quarters ended September 30, 2014 and 2013:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2014	$284,643	$85,697	$42,864	$—	$413,204
customers:	2013	265,463	86,482	46,135	—	398,080
Operating income:	2014	43,235	18,846	14,651	—	76,732
	2013	46,277	18,859	14,582	—	79,718
Depreciation and amortization	2014	11,176	3,075	1,676	—	15,927
expense:	2013	11,449	2,842	1,984	—	16,275
Total assets:	2014	948,839	151,009	164,083	407,533	1,671,464
	2013	929,820	87,934	167,626	324,306	1,509,686
Capital asset purchases:	2014	—	—	—	9,798	9,798
	2013	—	—	—	10,196	10,196

The following is our segment information as of and for the nine months ended September 30, 2014 and 2013:

		Reportable Business Segments
		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2014	$828,250	$263,307	$134,012	$—	$1,225,569
customers:	2013	765,607	256,695	144,765	—	1,167,067
Operating income:	2014	135,591	62,775	44,121	—	242,487
	2013	131,068	63,350	45,494	—	239,912
Depreciation and amortization	2014	34,027	9,416	5,102	—	48,545
expense:	2013	34,139	8,233	5,949	—	48,321
Total assets:	2014	948,839	151,009	164,083	407,533	1,671,464
	2013	929,820	87,934	167,626	324,306	1,509,686
Capital asset purchases:	2014	—	—	—	29,649	29,649
	2013	—	—	—	26,786	26,786

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

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	September 30, 2014
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$133,927	$3,093	$51,220	$(239)	$188,001
Trade accounts receivable, net	—	77,046	14,322	—	91,368
Inventories and supplies	—	30,789	5,310	—	36,099
Deferred income taxes	2,722	2,911	62	—	5,695
Funds held for customers	—	—	39,546	—	39,546
Other current assets	11,678	19,268	3,341	—	34,287
Total current assets	148,327	133,107	113,801	(239)	394,996
Deferred income taxes	—	—	1,510	—	1,510
Long-term investments	38,186	7,839	—	—	46,025
Property, plant and equipment, net	4,891	83,127	6,430	—	94,448
Assets held for sale	—	3,104	23,694	—	26,798
Intangibles, net	633	144,280	2,256	—	147,169
Goodwill	—	821,138	1,782	—	822,920
Investments in consolidated subsidiaries	1,106,617	89,487	—	(1,196,104)	—
Intercompany receivable	8,168	—	—	(8,168)	—
Other non-current assets	10,224	126,911	463	—	137,598
Total assets	$1,317,046	$1,408,993	$149,936	$(1,204,511)	$1,671,464

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,523	$58,759	$4,237	$(239)	$74,280
Accrued liabilities	27,749	102,703	46,663	—	177,115
Long-term debt due within one year	254,282	—	9	—	254,291
Total current liabilities	293,554	161,462	50,909	(239)	505,686
Long-term debt	390,305	—	16	—	390,321
Deferred income taxes	1,620	82,321	—	—	83,941
Intercompany payable	—	7,409	759	(8,168)	—
Other non-current liabilities	27,399	51,184	8,765	—	87,348
Total shareholders' equity	604,168	1,106,617	89,487	(1,196,104)	604,168
Total liabilities and shareholders' equity	$1,317,046	$1,408,993	$149,936	$(1,204,511)	$1,671,464

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

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended September 30, 2014
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$326,483	$24,124	$—	$350,607
Service revenue	21,597	56,883	6,929	(22,812)	62,597
Total revenue	21,597	383,366	31,053	(22,812)	413,204
Cost of products	—	(113,576)	(12,341)	—	(125,917)
Cost of services	(22,115)	(22,878)	(1,762)	22,522	(24,233)
Total cost of revenue	(22,115)	(136,454)	(14,103)	22,522	(150,150)
Gross profit	(518)	246,912	16,950	(290)	263,054
Operating expenses	—	(168,313)	(11,831)	290	(179,854)
Asset impairment charge	—	(6,468)	—	—	(6,468)
Operating (loss) income	(518)	72,131	5,119	—	76,732
Interest expense	(9,560)	(4,161)	—	4,141	(9,580)
Other income	3,826	399	237	(4,141)	321
(Loss) income before income taxes	(6,252)	68,369	5,356	—	67,473
Income tax benefit (provision)	3,930	(25,524)	(1,448)	—	(23,042)
(Loss) income before equity in earnings of consolidated subsidiaries	(2,322)	42,845	3,908	—	44,431
Equity in earnings of consolidated subsidiaries	46,753	3,908	—	(50,661)	—
Net income	$44,431	$46,753	$3,908	$(50,661)	$44,431

Comprehensive income	$41,585	$43,609	$442	$(44,051)	$41,585

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended September 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$321,039	$21,148	$—	$342,187
Service revenue	2,220	50,972	6,580	(3,879)	55,893
Total revenue	2,220	372,011	27,728	(3,879)	398,080
Cost of products	—	(106,523)	(10,198)	—	(116,721)
Cost of services	(2,573)	(23,516)	(2,005)	2,592	(25,502)
Total cost of revenue	(2,573)	(130,039)	(12,203)	2,592	(142,223)
Gross profit	(353)	241,972	15,525	(1,287)	255,857
Operating expenses	—	(165,539)	(11,887)	1,287	(176,139)
Operating (loss) income	(353)	76,433	3,638	—	79,718
Interest expense	(9,632)	(2,194)	(3)	2,167	(9,662)
Other income (expense)	2,092	(162)	794	(2,167)	557
(Loss) income before income taxes	(7,893)	74,077	4,429	—	70,613
Income tax benefit (provision)	5,439	(28,125)	(1,024)	—	(23,710)
(Loss) income before equity in earnings of consolidated subsidiaries	(2,454)	45,952	3,405	—	46,903
Equity in earnings of consolidated subsidiaries	49,357	3,405	—	(52,762)	—
Net income	$46,903	$49,357	$3,405	$(52,762)	$46,903

Comprehensive income	$48,907	$51,093	$4,622	$(55,715)	$48,907

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30, 2014
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$970,175	$70,559	$—	$1,040,734
Service revenue	64,727	168,630	22,008	(70,530)	184,835
Total revenue	64,727	1,138,805	92,567	(70,530)	1,225,569
Cost of products	—	(328,277)	(35,575)	—	(363,852)
Cost of services	(65,910)	(72,083)	(6,908)	67,784	(77,117)
Total cost of revenue	(65,910)	(400,360)	(42,483)	67,784	(440,969)
Gross profit	(1,183)	738,445	50,084	(2,746)	784,600
Operating expenses	—	(502,294)	(36,097)	2,746	(535,645)
Asset impairment charge	—	(6,468)	—	—	(6,468)
Operating (loss) income	(1,183)	229,683	13,987	—	242,487
Interest expense	(28,536)	(10,632)	—	10,491	(28,677)
Other income	9,525	1,331	455	(10,491)	820
(Loss) income before income taxes	(20,194)	220,382	14,442	—	214,630
Income tax benefit (provision)	9,883	(78,691)	(3,992)	—	(72,800)
(Loss) income before equity in earnings of consolidated subsidiaries	(10,311)	141,691	10,450	—	141,830
Equity in earnings of consolidated subsidiaries	152,141	10,450	—	(162,591)	—
Net income	$141,830	$152,141	$10,450	$(162,591)	$141,830

Comprehensive income	$140,164	$149,581	$6,924	$(156,505)	$140,164

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$962,380	$52,473	$—	$1,014,853
Service revenue	6,570	137,517	19,632	(11,505)	152,214
Total revenue	6,570	1,099,897	72,105	(11,505)	1,167,067
Cost of products	—	(317,908)	(22,534)	—	(340,442)
Cost of services	(5,227)	(62,567)	(6,452)	5,621	(68,625)
Total cost of revenue	(5,227)	(380,475)	(28,986)	5,621	(409,067)
Gross profit	1,343	719,422	43,119	(5,884)	758,000
Operating expenses	—	(491,374)	(32,598)	5,884	(518,088)
Operating income	1,343	228,048	10,521	—	239,912
Interest expense	(28,655)	(7,016)	(3)	6,970	(28,704)
Other income (expense)	6,184	(510)	2,344	(6,970)	1,048
(Loss) income before income taxes	(21,128)	220,522	12,862	—	212,256
Income tax benefit (provision)	12,018	(80,048)	(3,296)	—	(71,326)
(Loss) income before equity in earnings of consolidated subsidiaries	(9,110)	140,474	9,566	—	140,930
Equity in earnings of consolidated subsidiaries	150,040	9,566	—	(159,606)	—
Net income	$140,930	$150,040	$9,566	$(159,606)	$140,930

Comprehensive income	$140,945	$149,253	$7,221	$(156,474)	$140,945

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2014
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(227)	$191,159	$9,563	$2,864	$203,359

Cash flows from investing activities:
Purchases of capital assets	(560)	(27,910)	(1,179)	—	(29,649)
Payments for acquisitions, net of cash acquired	—	(12,144)	—	—	(12,144)
Proceeds from company-owned life insurance policies	897	—	—	—	897
Other	(319)	770	11	—	462
Net cash provided (used) by investing activities	18	(39,284)	(1,168)	—	(40,434)
Cash flows from financing activities:
Net payments on short-term debt	—	(125)	—	—	(125)
Payments on long-term debt	(645)	(170)	(5)	—	(820)
Payments for debt issue costs	(1,085)	—	—	—	(1,085)
Proceeds from issuing shares under employee plans	8,814	—	—	—	8,814
Excess tax benefit from share-based employee awards	2,581	—	—	—	2,581
Payments for common shares repurchased	(60,119)	—	—	—	(60,119)
Cash dividends paid to shareholders	(42,631)	—	—	—	(42,631)
Advances from (to) consolidated subsidiaries	155,249	(155,478)	229	—	—
Net cash provided (used) by financing activities	62,164	(155,773)	224	—	(93,385)

Effect of exchange rate change on cash	—	—	(2,628)	—	(2,628)

Net change in cash and cash equivalents	61,955	(3,898)	5,991	2,864	66,912
Cash and cash equivalents, beginning of year	71,972	6,991	45,229	(3,103)	121,089
Cash and cash equivalents, end of period	$133,927	$3,093	$51,220	$(239)	$188,001

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2013
	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(4,192)	$172,604	$15,561	$—	$183,973

Cash flows from investing activities:
Purchases of capital assets	—	(23,645)	(3,141)	—	(26,786)
Payments for acquisitions, net of cash acquired	—	(48,114)	—	—	(48,114)
Proceeds from company-owned life insurance policies	3,641	958	—	—	4,599
Other	1,260	204	8	—	1,472
Net cash provided (used) by investing activities	4,901	(70,597)	(3,133)	—	(68,829)
Cash flows from financing activities:
Payments on long-term debt	(125)	—	(1,331)	—	(1,456)
Payments for debt issue costs	(236)	—	—	—	(236)
Change in book overdrafts	(270)	(3,066)	—	3,066	(270)
Proceeds from issuing shares under employee plans	12,881	—	—	—	12,881
Excess tax benefit from share-based employee awards	1,582	—	—	—	1,582
Payments for common shares repurchased	(33,798)	—	—	—	(33,798)
Cash dividends paid to shareholders	(38,027)	—	—	—	(38,027)
Advances from (to) consolidated subsidiaries	97,427	(98,606)	1,179	—	—
Net cash provided (used) by financing activities	39,434	(101,672)	(152)	3,066	(59,324)

Effect of exchange rate change on cash	—	—	(1,215)	—	(1,215)

Net change in cash and cash equivalents	40,143	335	11,061	3,066	54,605
Cash and cash equivalents, beginning of year	14,862	3,228	31,346	(4,001)	45,435
Cash and cash equivalents, end of period	$55,005	$3,563	$42,407	$(935)	$100,040

Note 16: Subsequent events

On October 1, 2014, our senior, unsecured notes issued in October 2004 matured and were repaid utilizing $124,996 of cash and an initial draw of $135,000 on our $350,000 credit facility. Our total payment related to the maturing debt was $259,996, consisting of $253,500 of principal and $6,496 of accrued interest.

On October 22, 2014, we acquired Wausau Financial Systems, Inc. (WFS) in an all cash transaction for approximately $90,000, net of cash acquired, funded by a draw on our existing credit facility. The purchase included specific tax attributes which are expected to generate approximately $4,000 of incremental cash tax savings. WFS provides software-based solutions for receivables management, lockbox processing, remote deposit capture and paperless branch solutions to financial institutions, utilities, government agencies and telecommunications companies. The company will provide us new access into the commercial and treasury side of financial institutions through a strong software-as-a-service (SaaS) technology offering. The results of this business will be included in our Financial Services segment.

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

Earnings for the first nine months of 2014, as compared to the first nine months of 2013, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our fulfillment, sales and marketing, and information technology organizations. These increases in earnings were partially offset by volume reductions for our personal check businesses, due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities, including product and service enhancements.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). We made no significant changes to our strategies during the first nine months of 2014.

Consistent with our strategy, during the first nine months of 2014, we purchased the operations of several small business distributors for $7.8 million, net of cash acquired. We also purchased all of the outstanding capital stock of NetClime, Inc. for cash of $2.0 million, net of cash acquired, as well as selected assets of Gift Box Corporation of America (GBCA) for cash of $1.8 million. NetClime is a provider of website development software and GBCA is a supplier of retail packaging solutions, including gift boxes, bags, bows, ribbons and wraps. The results of operations of each of these businesses from their acquisition dates are included in our Small Business Services segment.

On October 22, 2014, we acquired Wausau Financial Systems, Inc. (WFS) in an all cash transaction for approximately $90 million, net of cash acquired, funded by a draw on our credit facility. The purchase included specific tax attributes which are expected to generate approximately $4 million of incremental cash tax savings. WFS provides software-based solutions for receivables management, lockbox processing, remote deposit capture and paperless branch solutions to financial institutions, utilities, government agencies and telecommunications companies. The results of this business will be included in our Financial Services segment. In 2014, we anticipate that WFS will contribute revenue of approximately $12 million, will be $0.01 dilutive to earnings per share and will generate positive operating cash flow. In 2015, we estimate that WFS will contribute revenue of approximately $80 million and be $0.04 dilutive to earnings per share, turning slightly accretive to earnings per share in the fourth quarter of 2015.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2013 Form 10-K, we anticipated that we would realize net cost reductions of approximately $55 million in 2014, as compared to our 2013 results of operations. To date, we have realized approximately $48 million of net cost reductions primarily from our sales, marketing, fulfillment and information technology organizations, and we have increased our estimate of 2014 net cost reductions to $60 million. Approximately 70% of these savings will impact selling, general and administrative (SG&A) expense, with the remaining 30% affecting total cost of revenue.

Outlook for 2014

We anticipate that consolidated revenue will be between $1.657 billion and $1.665 billion for 2014, compared to $1.585 billion for 2013. In Small Business Services, we expect revenue to increase between 7% and 8% compared to 2013 revenue of $1.050 billion, as volume declines in core business products and the impact of unfavorable foreign exchange rate changes are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. The anticipated revenue increase includes incremental revenue from the VerticalResponse acquisition in June 2013 and the GBCA acquisition in May 2014. In Financial Services, we expect revenue to increase approximately 5% compared to 2013 revenue of $343.2 million. We expect that year-over-year check order declines of approximately 6%, as well as pricing pressure on contract renewals, will be offset by continued growth in non-check revenue, including incremental revenue from the Acton Marketing acquisition in August 2013, the Destination Rewards acquisition in December 2013 and the WFS acquisition in October 2014. Additionally, we expect Financial Services revenue to benefit from higher revenue per order, a full year of revenue from a new large financial institution client acquired in the third quarter of 2013, and a quarter of revenue from a new client recently acquired. In Direct Checks, we expect revenue to decline approximately 8% compared to 2013 revenue of $191.4 million, driven by check order volume declines.

We expect that 2014 diluted earnings per share will be between $3.86 and $3.92, including $0.22 per share for restructuring, an asset impairment charge and transaction costs related to acquisitions, compared to $3.65 for 2013, which also included total charges of $0.22 per share related to restructuring, an asset impairment charge and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities and lower fourth quarter interest expense will be partially offset by a continued sluggish economy, increases in material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced e-commerce capabilities. We estimate that our annual effective tax rate for 2014 will be approximately 34.0%, compared to 33.6% for 2013. A number of discrete credits to income tax expense in 2013 collectively reduced our 2013 tax rate by 0.7 points.

We anticipate that net cash provided by operating activities will be between $278 million and $285 million in 2014, compared to $262 million in 2013, driven by higher earnings, lower contributions to our trust used to fund medical benefits, and lower performance-based compensation payments, partially offset by higher income tax payments. We anticipate contract acquisition payments of approximately $19 million in 2014, and we estimate that capital spending will be approximately $40 million in 2014, as we continue to invest in key revenue growth initiatives, as well as order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including required interest and principal payments, dividend payments, capital expenditures and possible small-to-medium-sized acquisitions. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor channel. In April 2014, our board of directors increased our quarterly dividend amount from $0.25 per share to $0.30 per share. Dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. In February 2014, we increased the amount available for borrowing under our credit facility from $200.0 million to $350.0 million, along with extending the term of the agreement from February 2017 to February 2019. In October 2014, $253.5 million of our senior notes matured. We used cash on hand and an initial borrowing of $135.0 million under our credit facility to meet this debt obligation. We may also, from time to time, consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means. We also utilized our credit facility to fund the entire amount paid for the acquisition of WFS in October 2014. We expect to reduce the amount drawn on our credit facility during the fourth quarter of 2014 using cash generated by operations.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2013 Form 10-K. There were no significant changes in these items during the first nine months of 2014.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2014	2013	Change	2014	2013	Change
Total revenue	$413,204	$398,080	3.8%	$1,225,569	$1,167,067	5.0%
Orders(1)	13,445	13,232	1.6%	39,021	39,565	(1.4%)
Revenue per order	$30.73	$30.08	2.2%	$31.41	$29.50	6.5%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the third quarter and first nine months of 2014, as compared to the same periods in 2013, was primarily due to growth in marketing solutions and other services revenue, including incremental revenue from acquisitions, and price increases in all three segments, as well as growth in our Small Business Services distributor channel.

These revenue increases were partially offset by lower order volume for our personal check businesses and continued pricing pressure on contract renewals within Financial Services.

Service revenue represented 15.1% of total revenue for the first nine months of 2014 and 13.0% for the first nine months of 2013. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the following categories:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Checks, including contract settlements	52.7%	55.6%	53.7%	57.0%
Forms	13.0%	12.7%	12.9%	12.9%
Accessories and other products	9.5%	10.1%	9.7%	9.7%
Marketing solutions, including services	19.1%	16.7%	17.9%	14.9%
Other services	5.7%	4.9%	5.8%	5.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders increased for the third quarter of 2014, as compared to the third quarter of 2013, due primarily to growth in marketing solutions and other services, including the impact of acquisitions, as well as growth in the Small Business Services distributor channel. These increases were partially offset by the continuing decline in check and forms usage.

The number of orders decreased for the first nine months of 2014, as compared to the first nine months of 2013, due primarily to the continuing decline in check and forms usage, partially offset by growth in marketing solutions and other services, including the impact of acquisitions, as well as growth in the Small Business Services distributor channel.

Revenue per order increased for the third quarter and first nine months of 2014, as compared to the same periods in 2013, primarily due to the benefit of price increases in all three segments, as well as a continued shift from personal check orders to higher dollar Small Business Services orders. At the same time, Financial Services continues to experience pricing pressure on contract renewals.

Consolidated Gross Margin

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Gross profit	$263,054	$255,857	2.8%	$784,600	$758,000	3.5%
Gross margin	63.7%	64.3%	(0.6) pts.	64.0%	64.9%	(0.9) pts.

As with revenue, we do not separately analyze gross margin generated by product revenue and service revenue. Instead, we evaluate gross margin on a consolidated basis when analyzing our consolidated results of operations to gain important insight into significant profit drivers. As a significant portion of our revenue is generated from the sale of manufactured and outsourced products, we believe the measure of gross margin best demonstrates our manufacturing and distribution performance, as well as the impact of pricing on our profitability. Gross margin is not a complete measure of profitability, as it omits SG&A expense. However, it is a financial measure which we believe is useful in evaluating our results of operations.

Gross margin decreased for the third quarter and first nine months of 2014, as compared to the same periods in 2013, due primarily to the shift in our revenue mix to lower margin services and outsourced products, as well as higher delivery rates and material costs in 2014. These decreases in gross margin were partially offset by the benefit of price increases, as well as manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives.

Consolidated Selling, General & Administrative Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
SG&A expense	$175,661	$173,359	1.3%	$527,138	$513,013	2.8%
SG&A expense as a percentage of total revenue	42.5%	43.5%	(1.0) pts.	43.0%	44.0%	(1.0) pts.

The increase in SG&A expense for the third quarter and first nine months of 2014, as compared to the same periods in 2013, was driven primarily by incremental operating expenses of the businesses we acquired in 2014 and 2013 and investments in revenue growth opportunities, including efforts to grow our Small Business Services distributor channel. In addition, performance-based compensation expense increased as compared to 2013. These increases were partially offset by various expense reduction initiatives within sales, marketing and our shared services organizations, including improved labor efficiency and reduced expenses for information technology infrastructure, as well as planned lower spending on brand awareness initiatives relative to 2013. Additionally, amortization expense related to previous acquisitions decreased in 2014.

Net Restructuring Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Net restructuring charges	$4,193	$2,780	$1,413	$8,507	$5,075	$3,432

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including information technology costs, employee and equipment moves, training and travel. In addition to the restructuring charges shown here, total cost of revenue in our consolidated statements of comprehensive income included net restructuring charges of $0.2 million for the third quarter of 2014, $0.3 million for the third quarter of 2013, $0.3 million for the first nine months of 2014, and $0.5 million for the first nine months of 2013. Further information can be found under Restructuring Costs.

Asset Impairment Charge

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Asset impairment charge	$6,468	$—	$6,468	$6,468	$—	$6,468

During the third quarter of 2014, we performed an impairment analysis of assets related to our Small Business Services search engine marketing and optimization business. Revenue and the related cash flows from this business have been lower than previously projected, and as a result of our annual planning process completed during the third quarter of 2014, we decided to reduce the revenue base of this business in order to improve its financial performance. As such, we revised our estimates of future revenues and cash flows to reflect these decisions during the third quarter of 2014. We calculated the estimated fair values of the assets as the net present value of estimated future cash flows. Our analysis resulted in an impairment charge of $6,468 during the third quarter of 2014, which reflects writing down the net book value of the related intangible assets to zero.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Interest expense	$9,580	$9,662	(0.8%)	$28,677	$28,704	(0.1%)
Weighted-average debt outstanding	655,777	655,024	0.1%	655,773	654,510	0.2%
Weighted-average interest rate	5.30%	5.32%	(0.02) pts.	5.30%	5.33%	(0.03) pts.

Interest expense for the third quarter and first nine months of 2014, was virtually flat as compared to the same periods in 2013, as our average debt outstanding and weighted-average interest rate in 2014 approximated the 2013 amounts.

Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Income tax provision	$23,042	$23,710	(2.8%)	$72,800	$71,326	2.1%
Effective tax rate	34.1%	33.6%	0.5 pts.	33.9%	33.6%	0.3 pts.

The increase in our effective tax rate for the third quarter of 2014, as compared to the third quarter of 2013, was primarily due to discrete credits to income tax expense in the third quarter of 2013, which collectively reduced our 2013 effective tax rate 0.8 points, and which related primarily to state tax matters. Additionally, our current year research and development credit is lower than in 2013, as the law allowing for the federal credit expired at the end of 2013 and extension legislation for 2014 has not yet been enacted. Partially offsetting these increases was a lower state income tax rate in 2014.

The increase in our effective tax rate for the first nine months of 2014, as compared to the first nine months of 2013, was primarily due to discrete credits to income tax expense in the first nine months of 2013, which collectively reduced our effective tax rate 0.7 points, and which related primarily to the impact of federal legislation enacted in January 2013 which allowed us to claim the research and development credit on our 2012 federal income tax return. Additionally, our current year research and development credit is lower than in 2013, as the law allowing for the federal credit expired at the end of 2013 and extension legislation for 2014 has not yet been enacted. Partially offsetting these increases in our effective tax rate relative to 2013 was a lower state income tax rate in 2014, as well as discrete credits to income tax expense in the first nine months of 2014, which collectively reduced our effective tax rate 0.2 points.

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

Net restructuring charges for each period were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Severance accruals	$4,546	$2,512	$7,213	$4,386
Severance reversals	(271)	(210)	(866)	(688)
Operating lease obligations	—	214	—	216
Operating lease obligations reversals	—	—	—	(157)
Net restructuring accruals	4,275	2,516	6,347	3,757
Other costs	80	563	2,464	1,822
Net restructuring charges	$4,355	$3,079	$8,811	$5,579

Number of employees included in severance accruals	145	75	210	125

The majority of the employee reductions included in our restructuring accruals are expected to be completed by the end of 2014, and we expect most of the related severance payments to be paid by mid-2015, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize in 2014 cost savings of approximately $3 million in total cost of revenue and $15 million in SG&A expense, in comparison to our 2013 results of operations. These savings represent a portion of the estimated $60 million of total net cost reductions we expect to realize in 2014. Expense reductions consist primarily of labor and facility costs.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Total revenue	$284,643	$265,463	7.2%	$828,250	$765,607	8.2%
Operating income	43,235	46,277	(6.6%)	135,591	131,068	3.5%
Operating margin	15.2%	17.4%	(2.2) pts.	16.4%	17.1%	(0.7) pts.

The increase in total revenue for the third quarter and first nine months of 2014, as compared to the same periods in 2013, was due primarily to growth in marketing solutions and other services revenue, including incremental revenue from acquisitions, as well as growth in our distributor channel and price increases.

The decrease in operating income and operating margin for the third quarter of 2014, as compared to the third quarter of 2013, was primarily due to an asset impairment charge of $6.5 million in 2014, which reduced operating margin for the third quarter of 2014 by 2.3 points. Additionally, operating income and operating margin decreased due to the shift in our revenue mix to lower margin services and outsourced products, an increase in investments in revenue growth opportunities, including those to grow our distributor channel, and increases in delivery rates, material costs and performance-based compensation in 2014. Partially offsetting these decreases in operating income and operating margin was the benefit of cost reduction initiatives and price increases. Further information regarding the asset impairment charge can be found under Consolidated Results of Operations.

The increase in operating income for the first nine months of 2014, as compared to the first nine months of 2013, was primarily due to price increases, benefits of our cost reduction initiatives and planned lower spending on brand awareness initiatives relative to 2013, as well as lower amortization expense related to previous acquisitions. Brand awareness spending decreased as we incurred considerable production start-up expenses in 2013. Partially offsetting these increases in operating income was the asset impairment charge of $6.5 million in 2014, the shift in our revenue mix to lower margin services and outsourced products, an increase in investments in revenue growth opportunities, including those to grow our distributor channel, and increases in delivery rates, material costs and performance-based compensation in 2014. In addition, restructuring charges for the first nine months of 2014 were $2.8 million higher than in the first nine months of 2013. Further information can be found under Restructuring Costs.

Operating margin decreased for the first nine months of 2014, as compared to the first nine months of 2013, due primarily to the $6.5 million asset impairment charge, as well as increased SG&A expense associated with acquisitions, investments in revenue growth opportunities and increases in delivery rates and material costs in 2014. The asset impairment charge reduced operating margin for the first nine months of 2014 by 0.8 points. Partially offsetting these decreases in operating margin was the impact of price increases, benefits of our cost reduction initiatives, lower brand awareness spending in 2014, as well as lower amortization expense related to previous acquisitions.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Total revenue	$85,697	$86,482	(0.9%)	$263,307	$256,695	2.6%
Operating income	18,846	18,859	(0.1%)	62,775	63,350	(0.9%)
Operating margin	22.0%	21.8%	0.2 pts.	23.8%	24.7%	(0.9) pts.

The decrease in revenue for the third quarter of 2014, as compared to the third quarter of 2013, was due to lower order volume, resulting primarily from the continued decline in check usage, and continuing competitive pricing pressure on contract renewals. Partially offsetting these revenue decreases was growth in marketing solutions and other services, including incremental revenue from the Destination Rewards acquisition in December 2013, and the benefit of price increases.

The increase in revenue for the first nine months of 2014, as compared to the first nine months of 2013, was due to price increases and growth in marketing solutions and other services, including incremental revenue from the acquisitions of Acton Marketing in August 2013 and Destination Rewards in December 2013. Partially offsetting these revenue increases was lower order volume, resulting primarily from the continued decline in check usage, and continuing competitive pricing pressure on contract renewals.

Operating income was virtually flat for the third quarter of 2014, as compared to the third quarter of 2013, primarily due to the benefit of our continuing cost reduction initiatives and price increases, partially offset by higher performance-based compensation and increased delivery and material costs. In addition, restructuring charges for the third quarter of 2014 were $0.7 million higher than in the third quarter of 2013. Further information can be found under Restructuring Costs. Operating margin increased for the third quarter of 2014, as compared to the third quarter of 2013, as the impact of cost reduction initiatives and price increases more than offset the expense increases.

Operating income and operating margin decreased for the first nine months of 2014, as compared to the first nine months of 2013, primarily due to increased delivery and material costs in 2014, as well as the impact of acquisitions and higher performance-based compensation. In addition, restructuring charges for the first nine months of 2014 were $0.8 million higher than in the first nine months of 2013. Partially offsetting these decreases in operating income and operating margin were price increases and the benefit of our continuing cost reduction initiatives.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Total revenue	$42,864	$46,135	(7.1%)	$134,012	$144,765	(7.4%)
Operating income	14,651	14,582	0.5%	44,121	45,494	(3.0%)
Operating margin	34.2%	31.6%	2.6 pts.	32.9%	31.4%	1.5 pts.

The decrease in revenue for the third quarter and first nine months of 2014, as compared to the same periods in 2013, was due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting the revenue decline was higher revenue per order, partly due to price increases.

The increase in operating income for the third quarter of 2014, as compared to the third quarter of 2013, was due primarily to benefits from our cost reduction initiatives and higher revenue per order. These increases in operating income were partially offset by the lower order volume and increased delivery rates, material costs and performance-based compensation.

The decrease in operating income for the first nine months of 2014, as compared to the first nine months of 2013, was due primarily to the lower order volume and increased delivery rates, material costs and performance-based compensation in 2014. These decreases in operating income were partially offset by benefits from our cost reduction initiatives and higher revenue per order.

Operating margin increased for the third quarter and first nine months of 2014, as compared to the same periods in 2013, as the benefits from our cost reduction initiatives and price increases exceeded the impact of increased delivery rates, material costs and performance-based compensation.

CASH FLOWS AND LIQUIDITY

As of September 30, 2014, we held cash and cash equivalents of $188.0 million. The following table shows our cash flow activity for the nine months ended September 30, 2014 and 2013, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2014	2013	Change
Net cash provided by operating activities	$203,359	$183,973	$19,386
Net cash used by investing activities	(40,434)	(68,829)	28,395
Net cash used by financing activities	(93,385)	(59,324)	(34,061)
Effect of exchange rate change on cash	(2,628)	(1,215)	(1,413)
Net change in cash and cash equivalents	$66,912	$54,605	$12,307

The $19.4 million increase in net cash provided by operating activities for the first nine months of 2014, as compared to the first nine months of 2013, was primarily due to higher cash provided by earnings, a $10.3 million decrease in the funding of medical benefits, the positive impact of working capital changes, and a $5.3 million decrease in performance-based compensation payments related to our 2013 performance. Our funding of medical benefits decreased during 2014 as we utilized more of the plan assets of our postretirement benefit plan and we reduced pre-funding of the trust used to pay medical benefits. These increases in net cash provided by operating activities were partially offset by a $6.3 million increase in income tax payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2014	2013	Change
Income tax payments	$75,874	$69,549	$6,325
Interest payments	26,711	26,148	563
Performance-based compensation payments	25,050	30,322	(5,272)
Funding of medical benefits	14,000	24,256	(10,256)
Contract acquisition payments	9,831	10,551	(720)
Severance payments	6,507	4,327	2,180

Net cash used by investing activities for the first nine months of 2014 was $28.4 million lower than the first nine months of 2013, driven primarily by a decrease in payments for acquisitions of $36.0 million. In 2014, we acquired small business distributors, NetClime, Inc. and Gift Box Corporation of America for an aggregate of $12.1 million, net of cash acquired. In 2013, we acquired VerticalResponse, small business distributors and Acton Marketing for an aggregate of $48.1 million, net of cash acquired. Partially offsetting this decrease in cash used by investing activities was a decrease of $3.7 million in benefits received from company-owned life insurance policies, as well as an increase of $2.9 million in purchases of capital assets, as we continue to invest in key revenue growth initiatives and in order fulfillment and information technology infrastructure.

Net cash used by financing activities for the first nine months of 2014 was $34.1 million higher than the first nine months of 2013 due primarily to an increase of $26.3 million in payments to repurchase common shares. In addition, dividend payments increased $4.6 million, as we increased our per share dividend amount in the second quarter of 2014, and proceeds from issuing shares under employee plans decreased $4.1 million, as fewer stock options were exercised in 2014.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2014	2013	Change
Proceeds from issuing shares under employee plans	$8,814	$12,881	$(4,067)
Proceeds from company-owned life insurance policies	897	4,599	(3,702)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2014	2013	Change
Payments for common shares repurchased	$60,119	$33,798	$26,321
Cash dividends paid to shareholders	42,631	38,027	4,604
Purchases of capital assets	29,649	26,786	2,863
Payments for acquisitions, net of cash acquired	12,144	48,114	(35,970)

We anticipate that net cash provided by operating activities will be between $278 million and $285 million in 2014, compared to $262 million in 2013, driven by higher earnings, lower contributions to our trust used to fund medical benefits, and lower performance-based compensation payments, partially offset by higher income tax payments. We anticipate that net cash generated by operating activities in 2014 will be utilized for small-to-medium-sized acquisitions, share repurchases, dividend payments, and capital expenditures of approximately $40 million. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. In February 2014, we increased the amount available for borrowing under our credit facility from $200.0 million to $350.0 million, along with extending the term of the agreement from February 2017 to February 2019. In October 2014, $253.5 million of our senior notes matured. We used cash on hand and an initial borrowing of $135.0 million under our credit facility to meet this debt obligation. We may also, from time to time, consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means. We also utilized our credit facility to fund the entire amount paid for the acquisition of WFS in October 2014. Further information can be found under Executive Overview. We expect to reduce the amount drawn on our credit facility during the fourth quarter of 2014 using cash generated by operations.

As of September 30, 2014, our subsidiaries located in Canada held cash and marketable securities of $51.2 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and marketable securities into the U.S. at one time, we would incur a U.S. tax liability of approximately $7 million, based on current federal tax law.

We had $337.3 million available for borrowing under our credit facility as of September 30, 2014. We believe that net cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including required interest and principal payments, dividend payments, capital expenditures and possible small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $644.6 million as of September 30, 2014, an increase of $3.9 million from December 31, 2013. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of September 30, 2014, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of September 30, 2014 included an $11.2 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2013, this fair value adjustment was a decrease of $14.7 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 7: Derivative financial instruments” and “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2013 Form 10-K.

Our capital structure for each period was as follows:

	September 30, 2014		December 31, 2013
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$257,786	6.6%	$257,408	6.6%	$378
Floating interest rate	386,826	4.5%	383,296	4.5%	3,530
Total debt	644,612	5.3%	640,704	5.3%	3,908
Shareholders’ equity	604,168		550,457		53,711
Total capital	$1,248,780		$1,191,161		$57,619

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 2.0 million shares remained available for purchase under this authorization as of September 30, 2014. During the first nine months of 2014, we purchased 1.1 million shares for $60.1 million. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of September 30, 2014, we had a $350.0 million credit facility, which expires in February 2019. Our commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of September 30, 2014 and we expect to remain in compliance with all debt covenants throughout the next 12 months.

No amounts were outstanding under our credit facility during the first nine months of 2014 or during 2013. As of September 30, 2014, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$350,000
Outstanding letters of credit(1)	(12,728)
Net available for borrowing as of September 30, 2014(2)	$337,272

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.
(2) Our credit facility was utilized in October 2014 to settle maturing debt and to fund an acquisition. Further information can be found under Executive Overview and under the caption “Note 16: Subsequent events” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the nine months ended September 30, 2014 and 2013 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $9.8 million for the first nine months of 2014 and $10.6 million for the first nine months of 2013. We anticipate cash payments of approximately $19 million for the year ending December 31, 2014.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $13.4 million as of September 30, 2014 and $3.9 million as of December 31, 2013. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $38.5 million as of September 30, 2014 and $2.4 million as of December 31, 2013.

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

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2013 Form 10-K. There were no significant changes in these obligations during the first nine months of 2014. In October 2014, $253.5 million of our senior notes matured. We used cash on hand and borrowings under our credit facility to meet this debt obligation.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the first nine months of 2014 or during 2013.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2013 Form 10-K. There were no changes in these policies during the first nine months of 2014.

During the third quarter of 2014, we completed the annual impairment analyses of goodwill and our indefinite-lived trade name. In completing the 2014 annual goodwill impairment analysis, we elected to perform a quantitative assessment for all of our reporting units to which goodwill is assigned, as our previous quantitative analysis was completed during 2010. First, we calculated the estimated fair value of each reporting unit to which goodwill is assigned and compared this estimated fair value to the carrying amount of the reporting unit's net assets. In calculating the estimated fair value, we used the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue for the next five years. We applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and customary market metrics. In determining the estimated fair values of our reporting units, we were required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units' fair values was compared to our consolidated fair value as indicated by our market capitalization. If the carrying amount of a reporting unit's net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit's assets and liabilities, excluding goodwill, is estimated. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit's goodwill. We were not required to complete the second step of the goodwill impairment analysis for any of our reporting units. Our 2014 analysis indicated that the calculated fair values of our reporting units' net assets exceeded their carrying values by approximate amounts between $74 million and $1.13 billion, or by amounts between 47% and 482% above the carrying values of their net assets.

In completing the annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment which indicated that the calculated fair value of the asset exceeded its carrying value of $19.1 million by approximately $31.0 million. In this analysis, we assumed a discount rate of 11.0% and a royalty rate of 1.5%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by approximately $3 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $17 million.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting pronouncement adopted during 2014 can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for us on January 1, 2015 and is to be applied prospectively. As such, we will apply this standard to any new disposals or new classifications of disposal groups as held for sale which occur on or after January 1, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2014, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing October 2014, including increase of $6 related to cumulative change in fair value of hedged debt	$253,506	$253,500	4.3%
Long-term notes maturing March 2019	200,000	209,550	7.0%
Long-term notes maturing November 2020, including decrease of $11,180 related to cumulative change in fair value of hedged debt	188,820	212,000	4.9%
Capital lease obligations	2,286	2,286	2.0%
Total debt	$644,612	$677,336	5.3%

(1) For our long-term notes, fair value is based on quoted market prices as of September 30, 2014 for identical liabilities when traded as assets. Capital lease obligations are presented at their carrying amount.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of September 30, 2014, interest rate swaps with a notional amount of $398.0 million were designated as fair value hedges. The carrying amount of long-term debt as of September 30, 2014 included an $11.2 million decrease related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of comprehensive income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of comprehensive income. Information regarding hedge ineffectiveness can be found under the caption “Note 8: Fair value measurements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $3.0 million change in interest expense for the first nine months of 2014, excluding any hedge ineffectiveness related to our interest rate swaps.

We are exposed to changes in foreign currency exchange rates. Investments in, loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies, primarily the Canadian dollar. The effect of exchange rate changes is expected to have a minimal impact on our earnings and cash flows, as our foreign operations represent a relatively small portion of our business. We have not entered into hedges against changes in foreign currency exchange rates.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (the “2013 COSO Framework”). Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. We expect that our assessment of the overall effectiveness of internal control over financial reporting for the year ending December 31, 2014 will be based on the 2013 COSO Framework. We do not expect that our transition to the updated framework will have a significant impact on our internal control over financial reporting or on our disclosure controls and procedures.

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which were completed during the third quarter of 2014:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2014 - July 31, 2014	15,300	$55.24	15,300	2,092,407
August 1, 2014 - August 31, 2014	130,300	56.28	130,300	1,962,107
September 1, 2014 - September 30, 2014	—	—	—	1,962,107
Total	145,600	$56.17	145,600	1,962,107

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 2.0 million shares remained available for purchase under this authorization as of September 30, 2014.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2014, we withheld 8,145 shares in conjunction with the vesting and exercise of equity-based awards.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Condensed Notes to Unaudited Consolidated Financial Statements**
Filed herewith
___________________
* Incorporated by reference
** Submitted electronically with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: October 30, 2014	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2014	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2014	/s/ Jeffrey J. Bata
Jeffrey J. Bata Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Condensed Notes to Unaudited Consolidated Financial Statements